Form 10-K
period 1993-12-31
WISCONSIN ELECTRIC POWER CO
filed 1994-03-30
CIK 107815

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                      X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1993

                                            Commission file number 1-1245

                                                    ------------
                                          WISCONSIN ELECTRIC POWER COMPANY
                               (Exact name of registrant as specified in its charter)

                                Wisconsin                                 39-0476280
                      (State or other jurisdiction of        (I.R.S. Employer Identification No.)
                       incorporation or organization)

                      231 West Michigan Street, P.O. Box 2046, Milwaukee, Wisconsin      53201
                                (Address of principal executive offices)               (Zip Code)

                                                   (414) 221-2590
                                (Registrant's telephone number, including area code)
                                                    ------------

   Securities Registered Pursuant to Section 12(b) of the Act:
                                                                                        Name of Each Exchange
                   Title of Each Class                                                   on which Registered
        -----------------------------------------                                       ---------------------
                          None                                                                   --

   Securities Registered Pursuant to Section 12(g) of the Act:

                                    PREFERRED STOCK, 3.60% SERIES, $100 PAR VALUE
                                    PREFERRED STOCK, 6.75% SERIES, $100 PAR VALUE
                                    SIX PER CENT. PREFERRED STOCK, $100 PAR VALUE
                                                  (Title of Class)
                                                    ------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
   for the past 90 days.  Yes   X    No
                              -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
   this Form 10-K.    X
                   -------

   The aggregate market value of the voting stock of the Registrant held by non-affiliates is approximately
   $21,320,000 based on the reported last sale prices on March 1, 1994 or the average bid and asked prices of such securities on or prior to such date.
                                                    ------------

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                  Class                          Outstanding at March 1, 1994
                                  -----                          ----------------------------
                        COMMON STOCK, $10 PAR VALUE                    33,289,327 Shares


                                       Documents Incorporated by Reference
                                       -----------------------------------

   Portions of the Registrant's definitive Information Statement to be dated April 15, 1994 are incorporated by reference into Part III hereof.


                       WISCONSIN ELECTRIC POWER COMPANY

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1993
       -----------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                PAGE

                                    PART I
                                    ------

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 19
 4. Submission of Matters to a Vote of Security Holders  . . . . . . 24
    Executive Officers of the Registrant . . . . . . . . . . . . . . 24


                                    PART II
                                    -------

 5. Market for Registrant's Common Equity
      and Related Stockholder Matters  . . . . . . . . . . . . . . . 26
 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 27
    Electric Revenue, Kilowatt-Hour Sales and
      Customer Statistics  . . . . . . . . . . . . . . . . . . . . . 28
 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . . . . . . . 29
 8. Financial Statements and Supplementary Data  . . . . . . . . . . 38
    Report of Independent Accountants  . . . . . . . . . . . . . . . 57
 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure  . . . . . . . . . . . . . 58


                                   PART III
                                   --------


10. Directors and Executive Officers of the Registrant . . . . . . . 58
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . 58
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . . 58
13. Certain Relationships and Related Transactions . . . . . . . . . 58


                                    PART IV
                                    -------

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 58

    Consent of Independent Accountants . . . . . . . . . . . . . . . 68
    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 69

                                                 DEFINITIONS
                                                 -----------
               Abbreviations and acronyms used in the text are defined below.

               Abbreviations and Acronyms         Term
               --------------------------         ----
               Act..............................  Nuclear Waste Policy Act of 1982

               BTU..............................  British Thermal Units

               CPCN.............................  Certificate of Public Convenience and Necessity

               DNR..............................  Wisconsin Department of Natural Resources

               DOE..............................  U.S. Department of Energy

               EPA..............................  U.S. Environmental Protection Agency

               EMFs.............................  Electromagnetic Fields

               EWGs.............................  Exempt Wholesale Generators

               FERC.............................  Federal Energy Regulatory Commission

               IPP..............................  Independent Power Producer

               ISFSI............................  Independent Spent Fuel Storage Installation

               MAPP.............................  Mid-Continent Area Power Pool

               MDNR.............................  Michigan Department of Natural Resources

               MPSC.............................  Michigan Public Service Commission

               MWh..............................  Megawatt-hour

               NOX..............................  Nitrogen Oxide

               NRC..............................  U.S. Nuclear Regulatory Commission

               Oglebay..........................  Oglebay Norton Company

               PRP..............................  Potentially Responsible Party

               PSCR.............................  Power Supply Cost Recovery

               PSCW.............................  Public Service Commission of Wisconsin

               QFs..............................  Qualifying Facilities

               SO2..............................  Sulfur Dioxide

               Trust............................  Wisconsin Electric Fuel Trust (nuclear)

               US...............................  Utility Services

               Wisconsin Electric...............  Wisconsin Electric Power Company

               Wisconsin Energy.................  Wisconsin Energy Corporation

               Wisconsin Natural................  Wisconsin Natural Gas Company

               WPPI.............................  Wisconsin Public Power Inc. SYSTEM

               WUMS.............................  Wisconsin-Upper Michigan Systems

               Yellowcake.......................  Uranium Concentrates











                                          - 3 -

                                    PART I

ITEM 1.  BUSINESS

Wisconsin Electric Power Company ("Wisconsin Electric" or "company") is an operating public utility incorporated in the State of Wisconsin in 1896. Its operations are conducted in two business segments, the primary operations of which are as follows:

       Business Segment                           Operations
       ----------------                           ----------

Electric Operations              Wisconsin Electric generates, transmits,
                                 distributes and sells electric energy in a territory of approximately 12,600 square miles with a population estimated at over 2,000,000 in southeastern (including the
                                 Milwaukee area), east central and northern
                                 Wisconsin and in the Upper Peninsula of
                                 Michigan.

Steam Operations                 Wisconsin Electric distributes and sells
                                 steam supplied by its Valley Power Plant to space heating and processing customers in downtown and near southside Milwaukee.

For financial information about industry segments, see Note M to the Financial Statements in Item 8 of this report.

Wisconsin Electric is a subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), which owns all of Wisconsin Electric's Common Stock, and is an affiliated company to Wisconsin Natural Gas Company ("Wisconsin Natural"), the gas utility subsidiary of Wisconsin Energy.


ELECTRIC UTILITY OPERATIONS

Electric energy sales by Wisconsin Electric in 1993, to all classes of customers, totaled 25.7 billion kilowatt-hours. Wisconsin Electric's peak demand in 1993 was 4,691 megawatts and occurred on August 27. Wisconsin Electric's highest peak demand was 4,797 megawatts on August 27, 1991 during a period of unusually hot and humid summer weather. Sales of the electric utility are impacted by seasonal factors and varying weather conditions from year-to-year.

There were 932,285 electric customers at December 31, 1993, an increase of 1.4 percent since December 31, 1992. For further information on revenues, kilowatt-hour sales, and customer statistics by class, see "Electric Revenue, Kilowatt-Hour Sales and Customer Statistics" on page 28 of this report.

In 1993, Wisconsin Electric's net generation amounted to 24.8 billion kilowatt-hours. Generation was supplemented with 2.4 billion kilowatt-hours purchased from neighboring utilities and, to a minor extent, from other sources. The dependable capability of Wisconsin Electric's generating stations was 5,041 megawatts in August, 1993 as more fully described in
Item 2. PROPERTIES.

In January 1994, Wisconsin Electric filed with the Public Service Commission of Wisconsin ("PSCW") its long-term load and supply plan as part of the Advance Plan 7 docket. In the Advance Plan process, the regulated electric utilities located in Wisconsin are required to file, for planning purposes, long-term forecasts of future resource requirements along with plans to meet those requirements, including the implementation of energy management and conservation programs ("demand-side savings"). In addition to specifying the expectations of conservation and load management programs, the plan filed with the PSCW demonstrates Wisconsin Electric's need to add peaking and intermediate load capacity during the 20-year planning period. Wisconsin Electric's next base load power plant is not expected to be placed in-service until after 2010. For additional information regarding Advance Plans, see
Item 1. BUSINESS - "REGULATION", Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

Wisconsin Electric currently estimates peak demand in the year 2003 to be about 5,100 megawatts assuming moderate growth in the economy and normal weather. Investments in demand-side management programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. However, to meet the anticipated growth in peaking capacity demand requirements, Wisconsin Electric plans to complete during 1994 the remaining two units, or approximately 150 megawatts of additional generating capacity, at its Concord Generating Station, the first two units of which were completed during 1993, and is expected to place in-service an additional four units, or approximately 300 megawatts, at its new Paris Generating Station by the summer of 1995 as described below. Wisconsin Electric plans to make additional investments in conservation-related programs during this period.

Wisconsin Electric is nearing completion of the renovation of units 1-4 at its Port Washington Power Plant, which includes upgrading the turbine generators and boilers and the installation of additional emission control equipment. Work at units 1 and 2 was completed during 1993 with unit 3 work completed in 1992. Renovation work at unit 4 is planned to be completed during the summer of 1994. The total cost of this renovation project is expected to be approximately $109 million.

During the summer of 1993, Wisconsin Electric completed the construction of the first two units (comprising approximately 150 megawatts of additional generating capacity) at its Concord Generating Station, a four unit, approximately 300 megawatt gas-fired combustion turbine facility located near Watertown, Wisconsin. The remaining two units (comprising approximately 150 megawatts) are planned to be completed and available for the summer of 1994. The total cost of the project is currently estimated at $108 million, with capital expenditures as of December 31, 1993 totaling approximately $95 million. In addition to the planned completion of the Concord facility, Wisconsin Electric has contracted for the purchase of up to 280 megawatts of firm capacity for the summer of 1994 to maintain adequate reserve margins. Arrangements for additional capacity purchases after 1996 are anticipated.

During 1993, having obtained the necessary regulatory approvals from the applicable regulatory agencies, Wisconsin Electric proceeded with the construction of the Paris Generating Station, an approximately 300 megawatt gas-fired combustion turbine power plant, to be placed in-service during the summer of 1995. The estimated cost of this facility, to be located near Union Grove, Wisconsin, is currently estimated at $105 million.

The supply of natural gas to operate the Concord and Paris units is to be provided by Wisconsin Natural, an affiliated company, but may be purchased from other suppliers with Wisconsin Natural providing gas transportation services.

Approvals from various regulatory agencies including the PSCW, the U. S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR") are required for all additions to generation capacity. All proposed generating facilities will meet or exceed the applicable federal and state environmental requirements.

For further information regarding future capacity additions, see Item 1. BUSINESS - "REGULATION".

For information regarding estimated costs of Wisconsin Energy's utility subsidiaries' construction program and projected investments in conservation programs for the five years ending December 31, 1998, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES". All estimates of construction expenditures exclude Allowance For Funds Used During Construction. For additional information regarding matters related to Allowance for Funds Used During Construction, see Note G to the Financial Statements in Item 8.

In accordance with a PSCW order issued in November 1993, after completing a capacity-related competitive bidding process, Wisconsin Electric signed a 25-year agreement to purchase the electricity that would be generated from a 215 megawatt cogeneration facility planned to be constructed by an unaffiliated independent power producer ("IPP"). The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1996. For additional information and related matters, see
Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION - PSCW TWO-STAGE CPCN ORDER" and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1994-1998".

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural have developed a revitalization process to increase efficiencies and improve customer service. The planned "reengineering" and restructuring of Wisconsin Electric and Wisconsin Natural will consolidate many business functions, reduce operating costs and lead to a reduction in the total Wisconsin Electric/Wisconsin Natural workforce, including the implementation of a voluntary separation package and an early retirement option for qualified employees. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Wisconsin Electric and Wisconsin Natural Revitalization".

SOURCES OF GENERATION

The table below indicates sources of energy generation by Wisconsin Electric:

                                                   Year Ended December 31
                                                   ----------------------
                                                     1993         1994*
                                                     ----         -----
     Coal                                            67.0%        69.4%
     Nuclear                                         30.8         28.6
     Hydro-electric                                   1.7          1.6
     Gas                                              0.4          0.3
     Oil                                              0.1          0.1
                                                    ------       ------
                                     TOTAL          100.0%       100.0%
     ------------------

     *Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs.


COAL: Wisconsin Electric diversifies its coal sources by purchasing from Northern Appalachia, the Southern Powder River Basin (Wyoming) and the Raton Basin (New Mexico) mining districts for the power plants in Wisconsin, and from central Appalachia and Montana mines for the Presque Isle Power Plant in Michigan.

Approximately 76 percent of Wisconsin Electric's 1994 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from New Mexico and Wyoming mines. Coal from Pennsylvania mines is also transported via rail to Lake Erie transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Montana coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin coal is shipped via rail to Lake Erie coal transfer docks for lake vessel delivery to the plant. Wisconsin Electric's 1994 coal requirements, projected to be 9.5 million tons, are 98 percent under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 1994 requirements through short-term or spot purchases and inventory adjustments.

Pleasant Prairie Power Plant: All of the estimated 1994 coal requirements at Wisconsin Electric's Pleasant Prairie Power Plant are presently covered by three long-term contracts.

Oak Creek Power Plant: All of the estimated 1994 coal requirements for Wisconsin Electric's Oak Creek Power Plant are covered by long-term contract. Contract provisions permit Wisconsin Electric to increase/decrease the annual volume to match burn requirements.

Presque Isle Power Plant: This plant has six generating units designed to burn bituminous coal and three other units designed to burn sub-bituminous coal. The units burning sub-bituminous coal are supplied by three long-term contracts the annual volumes of which are anticipated to be adequate to cover coal requirements through 1996. Bituminous coal is generally purchased through one-year contracts.

Edgewater: Coal for Edgewater Unit 5, in which Wisconsin Electric has a 25 percent interest, is purchased by Wisconsin Power and Light Company, a non-affiliated utility, which is the principal owner of the facility.

Valley and Port Washington Power Plants: Port Washington and Valley are both supplied through a long-term contract that, in combination with coal supplied to Wisconsin Electric's other Wisconsin plants, allows the plants to meet the Wisconsin acid rain law. In the event of further air quality emission requirements affecting these plants, the contract can be terminated without liability.

The periods and annual tonnage amounts for Wisconsin Electric's principal coal contracts are as follows:

                   Contract Period              Annual Tonnage
                   ---------------              --------------
               Jan. 1977 to Dec.  1994              300,000(A)
               Jan. 1977 to Dec.  1996              240,000
               Nov. 1987 to Dec.  1997              500,000(A)
               Jan. 1980 to Dec.  2006            2,000,000
               Jul. 1983 to Dec.  2002            1,000,000
               Apr. 1990 to Nov.  1996              375,000(B)
               Jan. 1992 to Dec.  2005            1,200,000(C)(1994)
               Oct. 1992 to Sept. 2007            2,000,000


  (A) The contract can be extended if the total volume has not been purchased by the respective termination dates.

  (B) Annual volume can be increased to meet requirements for the Port Washington and Valley Power Plants above the 375,000 ton volume indicated herein.

  (C) Subsequent years may be of greater tonnage as allowed under certain provisions of the contract.


For information regarding emission restrictions, see Item 3. LEGAL PROCEEDINGS
- - ENVIRONMENTAL MATTERS - "Air Quality - Acid Rain Legislation".

NUCLEAR: Wisconsin Electric purchases uranium concentrates ("yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to the Point Beach Nuclear Plant, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust ("Trust"). See Note B to the Financial Statements in Item 8.

Uranium Requirements: Wisconsin Electric requires approximately 450,000 pounds of yellowcake annually for its two-unit Point Beach Nuclear Plant. Uranium requirements through 1997 will be provided from a combination of existing contracts with Malapai Resources Company (of Arizona); Energy Resources of Australia, Ltd.; Nukem Inc. (U.S.); and Nuexco (U.S.). Wisconsin Electric may exercise flexibilities in these contracts and purchase certain quantities of uranium on the spot-market, should market conditions prove favorable. Wisconsin Electric believes that adequate supplies of uranium concentrates will be available to satisfy current and future operating requirements.

Conversion: Wisconsin Electric has a contract with Sequoyah Fuels Corporation, a subsidiary of General Atomics, to provide conversion services for the Point Beach reactors through 1995. Due to operating difficulties encountered in 1992, Sequoyah Fuels has decided to place its Gore, Oklahoma conversion plant on indefinite stand-by. In November 1992, Sequoyah Fuels signed an agreement with Allied Signal Corporation which formed a partnership called Converdyn Corporation.

Converdyn administers all existing Allied and Sequoyah contracts, with all conversion services being performed at the existing Allied Signal conversion facility in Metropolis, Illinois. The transfer of all uranium inventories from the Sequoyah facility to the Allied facility will be paid for, performed by, and be the responsibility of Converdyn, and will occur over the next few years.

Wisconsin Electric also has a conversion contract with the Cameco Corporation, to provide for an alternate supply of up to approximately 30 percent of conversion requirements through 1995 and up to 100 percent of conversion requirements from 1996 through 1999. Cameco is a Canadian based corporation located in Saskatoon, Saskatchewan, and is a major producer of uranium concentrates.

Enrichment: Wisconsin Electric currently has a Utility Services ("US") enrichment contract with the U.S. Department of Energy ("DOE") for 70 percent of the enrichment services required for the operation of both of the Point Beach units. The contract can provide enrichment services for the entire operating life of each unit. Wisconsin Electric entered into a supplemental agreement with the DOE to supply the remaining 30 percent of enrichment service requirements for the period through 1995 at prices below those offered under the US enrichment contract. In March 1992, Wisconsin Electric entered into an agreement with Global Nuclear Services and Supply, an international supplier of enrichment services, for the remaining 30 percent of enrichment service requirements after 1995.

Fabrication: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating license.

Spent Fuel Storage and Disposal: Wisconsin Electric currently has the capability to store certain amounts of spent nuclear fuel at its Point Beach Nuclear Plant. Previous modifications to the storage facilities at Point Beach have made it possible to accommodate all spent fuel expected to be discharged from the reactors through 1995. In accordance with the provisions of the Nuclear Waste Policy Act of 1982 (the "Act"), which require the DOE to provide for the disposal of spent fuel from all U.S. nuclear plants, Wisconsin Electric entered into a disposal contract providing for deliveries of spent fuel to the DOE for ultimate disposal commencing in January 1998. Because of the DOE's anticipated inability to accept spent fuel by the 1998 timeframe as contracted, Wisconsin Electric has filed with the PSCW for a Certificate of Authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI will provide additional interim storage until the DOE begins to remove spent fuel from Point Beach in accordance with the terms of the contract it has with Wisconsin Electric. As part of the regulatory approval process for the ISFSI, in February 1994, the PSCW issued a Draft Environmental Impact Statement setting forth information which Wisconsin Electric believes supports the proposed project. Various parties have submitted comments on the Draft Environmental Impact Statement which the PSCW will use in preparing a Final Environmental Impact Statement. Public hearings on the proposed project are anticipated to be held during August 1994 with a PSCW decision expected later in the year. If the PSCW grants approval during late 1994, loading of the first storage unit of the ISFSI could take place in the summer of 1995. The matter is pending.

Point Beach Nuclear Plant: The Point Beach Nuclear Plant provided 30.8 percent of Wisconsin Electric's net generation in 1993. The plant has two generating units which had a combined dependable capability during December 1993 of 989 megawatts and which together constituted 19.4 percent of Wisconsin Electric's dependable generating capability in 1993. The U.S. Nuclear Regulatory Commission ("NRC") licenses for Point Beach Units 1 and 2 expire October 5, 2010 and March 8, 2013, respectively.

The NRC has, at various times, directed that certain inspections, modifications and changes in operating practices be made at all nuclear plants. At Point Beach, such inspections have been made and necessary changes to equipment and in operating practices have either been completed or are expected to be completed within the time schedules permitted by the NRC or within approved extensions thereof.

Wisconsin Electric has initiated certain plant betterment projects at its Point Beach Nuclear Plant that are judged to be appropriate and beneficial. Construction is progressing on the addition of two safety-related emergency diesel powered electrical generators with installation to be completed in 1995. Construction related to the replacement of the Unit 2 steam generators, which would allow for the unit's operation until the expiration of its operating license in 2013, is planned to begin in the fourth quarter of 1996 with a scheduled completion during 1997. This project is estimated to cost $119 million and is currently awaiting PSCW approval. (In 1984 Wisconsin Electric replaced the Unit 1 steam generators.) The PSCW has combined this project with the ISFSI for purposes of the regulatory approval process described above under Spent Fuel Storage and Disposal.

Decommissioning Fund: Pursuant to a 1985 PSCW order, Wisconsin Electric provides for costs associated with the eventual decommissioning of the Point Beach Nuclear Plant through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance on December 31, 1993 to approximately $214 million. For additional information regarding decommissioning see Note B to the Financial Statements in Item 8.

Nuclear Plant Insurance: For information regarding matters pertaining to nuclear plant insurance, see Note B to the Financial Statements in Item 8.

NATURAL GAS (FOR ELECTRIC GENERATION): The combustion turbine at the Oak Creek Power Plant is equipped to burn either natural gas or oil. This facility has used natural gas when available. Gas for the Oak Creek combustion turbine is supplied on an interruptible basis by Wisconsin Natural. Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek and Valley Power Plants is purchased under an agency agreement. The agent purchases natural gas and arranges for pipeline transportation to the local gas distribution utility. Gas for the Pleasant Prairie and Oak Creek Power Plants is delivered by Wisconsin Natural. Gas for the Valley Power Plant is delivered by Wisconsin Gas Company, a non-affiliated company.

In July 1993, Wisconsin Electric began operation of the first two of four natural gas-fired combustion turbine peaking units at the Concord Generating Station. Gas for this facility is supplied by Wisconsin Natural.

OIL: Oil is used for combustion turbines at the Germantown and Port Washington Power Plants and at the Point Beach Nuclear Plant. Small amounts of oil are also used for boiler ignition and flame stabilization at some coal-fired plants. Number 2 fuel oil requirements for 1994 at the Presque Isle Power Plant are provided under a one-year contract with an equitable price adjustment formula. All other oil requirements are purchased as needed from local suppliers. The Concord Generating Station will use oil as a secondary fuel source.

HYDRO: Wisconsin Electric has various licenses from the Federal Energy Regulatory Commission ("FERC") for its hydro-electric generating facilities which expire during the period of 1998 to 2004. Hydro facilities provided 1.7 percent of Wisconsin Electric's generation in 1993. Wisconsin Electric evaluated the economic feasibility of continuing the operation of certain of its hydro-electric facilities which had licenses that expired during 1993. Where determined to be cost-effective, Wisconsin Electric is pursuing the renewal of four such operating licenses. However, the operating licenses of three other hydro facilities, totaling about 3 megawatts of generating capacity, expired without being renewed by Wisconsin Electric. The future ownership, operation and license renewal of these three facilities are currently being examined by independent hydro developers. Until the final disposition is determined, Wisconsin Electric expects to continue to operate these three facilities under authorization provided by the FERC. As required, where license renewal is being pursued, Wisconsin Electric is consulting with the U.S. Fish and Wildlife Service, the Michigan and Wisconsin Departments of Natural Resources and various other agencies.

INTERCONNECTIONS WITH OTHER UTILITIES: Wisconsin Electric's system is interconnected at various locations with the systems of Madison Gas and Electric Company, Wisconsin Power and Light Company, Wisconsin Public Service Corporation, Commonwealth Edison Company ("Commonwealth Edison"), Northern States Power Company ("NSP") and Upper Peninsula Power Company ("UPPCO"). These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

Wisconsin Electric is a member of Wisconsin-Upper Michigan Systems ("WUMS"), a coordinating group which includes four other electric companies in Wisconsin and Upper Michigan. WUMS, in turn, is a member of Mid-America Interconnected Network, which is one of nine regional members of the North American Electric Reliability Council. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations.

On March 15, 1994, Wisconsin Electric executed a transmission service agreement with Commonwealth Edison that will allow Wisconsin Electric to purchase energy from southern Illinois and Indiana suppliers, using the Commonwealth Edison transmission system to import such energy into Wisconsin. Additionally, Wisconsin Electric has a 40 megawatt purchase agreement with Commonwealth Edison for the period of May to October 1994.

A transmission service agreement has been executed with NSP to allow Wisconsin Electric to import capacity and energy from members of the Mid-Continent Area Power Pool ("MAPP"), a group consisting of electric utilities generally located west of Wisconsin. Additionally, a 100 megawatt purchase agreement exists with the Basin Electric Power Company located in Fargo, North Dakota, allowing for capacity purchases to be made during the period of May to October 1994. A 40 megawatt purchase has been arranged for May to October 1994 with Otter Tail Power Company, another member of MAPP. Considerable non-firm energy is expected to be purchased from Basin Electric Power Company, Otter Tail Power Company and other MAPP members over the next several years.

SALES TO WHOLESALE CUSTOMERS: Wisconsin Electric currently provides wholesale electric energy to five municipally owned systems, three rural cooperatives, two municipal joint action agencies and one isolated system of an investor-owned utility in Wisconsin, Illinois, and the Upper Peninsula of Michigan under rates approved by the FERC. Sales to these wholesale customers accounted for 6.2 percent of total kilowatt-hour sales in 1993. Under two agreements, service is being provided subject to an eight-year notice of cancellation from the Wisconsin Public Power Inc. SYSTEM ("WPPI"). Wisconsin Electric also has a nine-year power supply agreement with the Badger Power Marketing Authority. Sales to the Badger Power Marketing Authority and WPPI combined are expected to account for approximately one half of the wholesale sales for 1994.

Service to UPPCO, under a 65 megawatt agreement which expires on December 31, 1997, is expected to account for another 30 percent of 1994 wholesale sales. In October 1993, UPPCO announced that it had reached an agreement in principle with NSP to purchase 90 megawatts of base-load electric energy beginning in 1998. Should a definitive agreement be reached between UPPCO and NSP, Wisconsin Electric expects to apply the 65 megawatts of capacity toward the electric energy needs of new customers and toward the overall increase in system supply needs anticipated by 1998. Wisconsin Electric does not believe that this matter will have a material adverse impact on its financial condition.

Service to the remaining wholesale customers is provided under agreements which require a three-year notice of cancellation from the customers.

During 1993, sales to wholesale customers declined 9.7 percent from 1992, largely the result of reductions in sales to WPPI. WPPI has been reducing its purchases from Wisconsin Electric subsequent to acquiring generation capacity in 1990. Sales to WPPI during 1993, 1992 and 1991 were approximately 944,000 megawatt-hours ("MWh"), 1,166,000 MWh and 1,338,000 MWh, respectively.
Further reductions are expected in 1994 and beyond as WPPI installs additional capacity. These sales reductions are not expected to have a significant effect on future earnings. Under the provisions of a long-term agreement, Wisconsin Electric will continue to provide transmission services to WPPI.

Wisconsin Electric's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1993, Wisconsin Electric had three customers taking transmission service. For further information see Item 1. BUSINESS - "REGULATION".

On October 24, 1992, the U.S. Energy Policy Act was signed into law. Passage of this law is expected to remove perceived encumbrances and facilitate the entry of power producers into the already competitive bulk power market. Notable among its provisions are the creation of a new class of energy producer called Exempt Wholesale Generators ("EWGs"), who are exempt from the requirements of the Public Utility Holding Company Act of 1935, and the rights that the Energy Policy Act provides them and utilities to request a FERC order directing the provision of transmission service if denied transmission access from utilities. The transmission aspects of this law are expected to have little impact on Wisconsin Electric since it has had open access transmission tariffs on file with the FERC since 1980.

The electric utility industry continues to become increasingly competitive. Some municipal utilities are approaching competing utilities in a search for lower energy prices. Additionally, some large industrial customers are seeking regulatory changes that could permit retail wheeling to allow them to seek proposals for energy from alternate suppliers. Independent power producers are also exploring cogeneration projects which would provide process steam to customers in Wisconsin Electric's service territory and sell electricity to Wisconsin Electric. Consequently, electric wholesale and large retail customers of Wisconsin Electric or other non-affiliated utilities may determine, from time to time, to switch energy suppliers, purchase interests in existing power plants or build new generating capacity, either directly or through joint ventures with third parties. The advent of EWGs can be expected to accelerate this practice. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".


SALES TO LARGE CUSTOMERS

Wisconsin Electric provides utility service to a diversified base of industrial customers. Major industries served include the iron ore mining industry, the paper industry, the machinery production industry, the foundry industry and the food products industry. The Empire and Tilden iron ore mines, the two largest customers of Wisconsin Electric, accounted for 4.4 percent and 3.4 percent, respectively, of total electric kilowatt-hour sales in 1993 and 5.1 percent and 3.9 percent, respectively, in 1992. The reduction in 1993 energy sales to the mines is attributable to a five-week long mine employee strike during the third quarter.


STEAM UTILITY OPERATIONS

Wisconsin Electric operates a district steam system for space heating and processing in downtown and near southside Milwaukee. Sales of the steam utility fluctuate with the heating cycle of the year and are impacted by varying weather conditions from year-to-year. The system consists of approximately 28 miles of high and low pressure mains and related regulating equipment. Steam for the system is supplied by Wisconsin Electric's Valley Power Plant. At December 31, 1993, there were 459 customers on the system. Steam sales in 1993 were 2,376 million pounds, an increase of 4.0 percent from the 2,284 million pounds sold in 1992.

During 1993 Wisconsin Electric extended its high pressure steam main by approximately 10,000 feet, to provide process steam to a new customer beginning in November 1993. A minimum of 93 million pounds of steam are expected to be sold to this new customer per year. With the completion of this extension, which cost approximately $6 million, process steam is also being provided to additional new customers along its route.

REGULATION

Wisconsin Electric is subject to the regulation of the Public Service Commission of Wisconsin as to retail electric, gas and steam rates in Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. Wisconsin Electric is also subject to the regulation of the Michigan Public Service Commission ("MPSC") as to the various matters associated with retail electric service in Michigan as noted above except as to construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric, with respect to hydro-electric facilities, wholesale rates and accounting, is subject to FERC regulation. Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant facilities are subject to regulation by the NRC. Wisconsin Electric's operations are also subject to regulations of the EPA, the DNR and the Michigan Department of Natural Resources ("MDNR").

The PSCW is authorized to direct expenditures for promoting conservation if it determines that the programs are in the public interest. Recent rate orders have included provisions for substantial conservation programs initiated by Wisconsin Electric. For additional information, see Note A to the Financial Statements in Item 8.

Wisconsin Electric is subject to a power plant siting law in Wisconsin which requires that electric utilities file updated long-term forecasts (called "Advance Plans") for the location, size and type of future large generating plants and high voltage transmission lines about every two years for PSCW approval after public hearings. Generally, the law provides that the PSCW may not authorize the construction of any large generating plants or high voltage transmission lines unless they are in substantial compliance with the most recently approved plan. The law also prohibits Wisconsin Electric from acquiring any interest in land for such plants or transmission lines by condemnation until construction authorization has been received. Advance Plan orders are based on a review of the utilities' long-term planning options. However, separate project-specific PSCW approval is required for the construction of generating facilities and transmission lines.

Wisconsin Electric employs a least-cost integrated planning process, which examines a full range of supply and demand side options to meet its customers' electric needs, such as the renovation of existing power plants, promotion of cost-effective conservation and load management options, development of renewable energy sources, purchased power and construction of new company-owned generation facilities.

In 1992, the Brown County Circuit Court ruled in favor of the electric utilities who filed a petition requesting judicial review of certain aspects of the PSCW's Advance Plan 5 order, which was issued by the PSCW in 1989, relating to transmission line access. During 1993, the Wisconsin Supreme Court affirmed the Circuit Court ruling on appeal.

For additional information regarding Advance Plans, see Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" - for a discussion of rate matters, including recent rate changes and a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel and purchased power.


ENERGY EFFICIENCY

The management of Wisconsin Electric believes that a strong and continuing emphasis must be placed on energy management and efficient energy use. Wisconsin Electric is continuing to develop programs to inform and assist its customers with respect to conservation options. This policy is regarded by Wisconsin Electric as in the best interests of its customers and the owners of its securities.

Efficient use of energy is not limited to reduced consumption. Time-of-use rates for certain electric customers promote the shifting of electricity usage to those times when electric generating facilities are not fully utilized. Direct load control of some residential electric water heaters and interruptible and curtailable rates to certain industrial customers are used to control peak demand. Direct load control of some residential central air conditioners continues as part of a pilot program which began in 1992.

To promote its energy management and conservation policies, Wisconsin Electric offers various programs and services to its customers. For industrial and commercial customers, Wisconsin Electric offers energy evaluations identifying cost-effective customer conservation opportunities as well as financial assistance, including direct grants and interest-free financing to purchase and maintain energy-efficient equipment. Additional financial incentives are also offered to residential electric customers to encourage the purchase of energy-efficient appliances and the removal of older inefficient appliances from the system.


ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $65 million in 1993 and $50 million in 1992. Expenditures incurred during 1993 and 1992 included costs associated with the replacement of the precipitators at the Oak Creek Power Plant units 7 and 8, the installation of pollution abatement facilities at Wisconsin Electric's power plants, the installation of underground distribution lines and environmental studies associated with power plants. Such expenditures are budgeted at approximately $60 million for 1994.

Operation, maintenance and depreciation expenses of Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been $44 million in 1993. Other environmental costs, primarily for environmental studies, amounted to $1 million in 1993.

See Item 3. LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS - "Air Quality - Acid Rain Legislation" for a discussion of compliance matters with respect to Wisconsin's acid rain law and the amendments to the Clean Air Act.

Solid Waste Landfills

Wisconsin Electric provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain clean-up costs. Remediation-related activity pertaining to specific sites is discussed below.

Maxey Flats Nuclear Disposal Site: In 1986, Wisconsin Electric was advised by the EPA that it is one of a number of potentially responsible parties ("PRPs") for clean-up at this low-level radioactive waste site located in Morehead, Kentucky. The amount of waste contributed by Wisconsin Electric is significantly less than one percent of the total. Wisconsin Electric has been cooperating with the appropriate agencies in this matter and believes that its portion of clean-up costs is not expected to exceed approximately $350,000. Wisconsin Electric's involvement in this matter is expected to be resolved during 1994.

Hunt's Landfill: In 1991, PRPs included in the clean-up of the former Hunt's Landfill (located in Racine County, Wisconsin) notified Wisconsin Electric that they considered it an additional PRP which should be liable for a portion of the clean-up costs. Even though it is not believed that Wisconsin Electric was responsible for the disposal of any hazardous substances or materials at the site, to avoid litigation with the PRPs, Wisconsin Electric has agreed to participate in the funding as a "de minimis" party in the execution of a consent decree with the EPA for clean-up. Materials disposed of at the site by Wisconsin Electric consisted primarily of soil from construction sites. Wisconsin Natural, declared a PRP by the EPA in 1991, is also a participant in the clean-up of this site as a "de minimis" party. The portion of clean-up costs assigned to Wisconsin Electric and Wisconsin Natural is expected to be about $20,000 in total.

Muskego Sanitary Landfill: In 1992, Wisconsin Electric was informed by the EPA that it will be included in a group of approximately 50 PRPs against which the EPA will issue orders requiring that the PRPs clean-up the Muskego Sanitary Landfill (located in Southeastern Waukesha County, Wisconsin), or face the risk of substantial penalties. On January 14, 1993, Wisconsin Electric notified the EPA that it is proceeding, with other PRPs, to comply with the order. The estimated total cost of the clean-up is $10 to $15 million. Under tentative allocation of the total estimated clean up cost among the PRPs, Wisconsin Electric's share is approximately $84,000.

The EPA is conducting a second remedial investigation/feasibility study of alleged groundwater pollution at the site. Although this matter is in its early stages, Wisconsin Electric does not believe the outcome will have a material adverse effect on its financial condition.

Presque Isle Landfill: Wisconsin Electric has entered into a settlement agreement with the MDNR for conditions existing at the site of an ash landfill acquired by Wisconsin Electric when it purchased the Presque Isle Power Plant in 1988. Wisconsin Electric's groundwater monitoring program at the site (located in Marquette Township, Michigan), has detected elevated levels of certain substances at the oldest portion of the landfill. Wisconsin Electric has reconstructed and capped that portion of the landfill to prevent further leachate from entering the groundwater at an approximate cost of $2.5 million and has paid a fine of $45,000 plus $6,000 in administrative costs to the state of Michigan. The cost to implement a remediation plan for the clean-up of the current groundwater conditions, when approved by the MDNR, is estimated to not exceed $1 million.

Highway 59 Landfill: In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the town of Waukesha, Wisconsin. After notifying the DNR, Wisconsin Electric initiated a five-year expanded monitoring program to determine if the level of groundwater contamination was increasing and if there was movement of the plume offsite. The additional monitoring data indicates that there is some offsite movement of the plume in the groundwater.

Wisconsin Electric is further expanding its investigation. Although no remediation plan has yet been developed, Wisconsin Electric believes that any remediation plan developed, approved and implemented for this site would not have a material adverse effect on its financial condition.


OTHER

Wisconsin Electric is authorized to provide electric service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. Wisconsin Electric provides electric service in certain territories in the state of Michigan pursuant to franchises granted by municipalities.

Research and development expenditures of Wisconsin Electric amounted to $8,485,000 in 1993, $7,835,000 in 1992, and $7,562,000 in 1991. Such
expenditures were primarily for improvement of service and abatement of air and water pollution. The capitalized portion of research and development costs amounted to $15,000 in 1993, $55,000 in 1992 and $15,000 in 1991.
Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

At December 31, 1993, Wisconsin Electric employed 5,068 persons, of which 157 were part-time.

ITEM 2.  PROPERTIES

Wisconsin Electric owns the following generating stations with 1993 capabilities as indicated:
                                                           Dependable
                                                          Capability In
                                                          Megawatts (1)
                                                    -----------------------
                                        No. of
                                      Generating     August        December
Name                       Fuel         Units         1993           1993
- ----                       ----       ----------     -------       --------
Steam Plants:
     Point Beach           Nuclear         2            981           989
     Oak Creek             Coal            4          1,103         1,114
     Presque Isle (2)      Coal            9            594           594
     Pleasant Prairie      Coal            2          1,160         1,170
     Port Washington (3)   Coal            4            310           312
     Valley                Coal            2            280           226
     Edgewater (4)         Coal            1             99            98
                                          --          -----         -----
TOTAL STEAM                               24          4,527         4,503

Hydro Plants (16 in number)               38             75            75
Germantown Combustion
 Turbines                  Oil             4            212           252
Other Combustion
 Turbines & Diesel(5)      Gas/Oil         6            227           262
                                          --          -----         -----
TOTAL SYSTEM                              72          5,041         5,092
                                          ==          =====         =====
- -----------------------
(1) Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(2) UPPCO, a non-affiliated utility, staffs and operates the Presque Isle Power Plant under an operating agreement with Wisconsin Electric which extends through December 31, 1997.

(3) Port Washington Unit 5 was retired in December 1991 and is not included in the dependable capability ratings shown in the table. Unit 5 will not be renovated as part of the Port Washington Power Plant renovation project which received PSCW approval in December 1990. Renovation work at units
    1 and 2 was completed during 1993 with unit 3 work completed in 1992.
    The renovation of unit 4 is planned to be completed during the summer of 1994.

(4) Wisconsin Electric has a 25 percent interest in Edgewater Unit 5, which is operated by Wisconsin Power and Light Company, a non-affiliated utility.

(5) During July 1993, two units, or approximately 150 megawatts of peaking combustion turbine generation capacity, was placed in-service at Wisconsin Electric's Concord Generating Station. Another two units, or approximately 150 megawatts, are planned to be placed in-service during the summer of 1994 at this facility.

At December 31, 1993, the Wisconsin Electric system had 2,759 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,603 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1993, Wisconsin Electric was operating 21,697 pole miles of overhead distribution lines and 12,778 miles of underground distribution cable, as well as 359 distribution substations and 216,827 line transformers.

Wisconsin Electric owns various office buildings and service centers throughout its service area. The principal properties of Wisconsin Electric are owned in fee except that the major portion of electric transmission and distribution lines and steam distribution mains are located, for the most part, on or in streets and highways and on land owned by others. Substantially all utility property is subject to first mortgage liens.


ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Wisconsin Electric is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. Wisconsin Electric believes that, with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

As have other public utilities, Wisconsin Electric and/or its predecessors and affiliated companies, have operated manufactured gas plants and disposed of ash and other waste products from electric utility activities. Operations at these manufactured gas sites ceased over 40 years ago with remediation activities having been conducted at certain of these sites, while other sites are currently being or are planned to be investigated. Costs associated with remediation activities, to the extent not covered by insurance, have been allowed in rates for utility service. Wisconsin Electric believes any such future costs will continue to be considered appropriate for inclusion in rates and therefore will not have a material adverse impact on its financial condition.

See Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE - "Solid Waste Landfills" for a discussion of matters related to specific solid waste landfill sites.


Air Quality - Acid Rain Legislation

In 1986, the Wisconsin Legislature passed legislation establishing new sulfur dioxide limitations applicable to Wisconsin's five major electric utilities, including Wisconsin Electric. The law requires each of the five major electric utilities to meet a 1.20 lb sulfur dioxide per million BTU corporate average annual emission rate limit beginning in 1993. Prior to 1993, Wisconsin law limited the total annual sulfur dioxide emissions from the five major electric utilities to 500,000 tons per year. During 1993, approximately 174,000 tons of sulfur dioxide were emitted by such utilities, equivalent to an annual average emission rate of 0.97 lbs sulfur dioxide per million BTU.

Wisconsin Electric's compliance plan to meet the sulfur dioxide limitations under Wisconsin's acid rain law includes the increased use of low-sulfur coal at certain power plant units. Some changes to existing power plant equipment have been made to accommodate the use of low-sulfur coals.

The 1990 amendments to the Federal Clean Air Act mandate significant nation-wide reductions in air emissions. Most significant to the country's electric utility companies are the "acid rain" provisions of the amendments which are scheduled to limit sulfur dioxide ("SO2") and nitrogen oxide ("NOX") emissions in phases which take effect in 1995 and 2000. Wisconsin Electric has evaluated the potential impact resulting from this legislation and has concluded that minimal impact will result from Phase I requirements because of actions taken to meet the above mentioned Wisconsin acid rain law. Phase II requirements, together with separate ozone nonattainment provisions of the Clean Air Act which may call for additional NOX reductions, however, will necessitate the implementation of a compliance strategy which could increase rates by 1 to 2 percent. Since a portion of the regulations that have been issued by the EPA are not complete or are not yet final, these rate estimates are subject to change and will be reevaluated as needed.

For additional information regarding the impact of the Clean Air Act Amendments, including estimates of the cost of compliance, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "CLEAN AIR ACT".


RATE MATTERS

Wisconsin Retail Electric Jurisdiction

Fuel Cost Adjustment Procedure: Wisconsin Electric's retail rates in Wisconsin do not contain an automatic fuel adjustment clause, but can be adjusted by the PSCW if actual cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below the authorized annual range of 3 percent.

1993 Rate Order: In February 1993, the PSCW authorized an annualized retail electric rate increase of $26.7 million, or 2.3 percent, effective
February 17, 1993, which includes the elimination of the $24.2 million fuel adjustment rate reduction which had been in effect since May 29, 1992. The increase is based on an authorized regulatory return on common equity of 12.3 percent, down from 12.8 percent authorized for 1992.

1993 Fuel Cost Adjustment: Effective November 5, 1993 through December 31, 1993, the PSCW authorized Wisconsin Electric to reduce Wisconsin retail electric rates to reflect lower fuel and purchased power expenses. The adjustment reduced Wisconsin retail electric revenue by approximately $1.3 million during this period.

1994 Test Year: In April 1993, Wisconsin Electric filed with the PSCW required data relating to the 1994 test year. In support of its goal to become the lowest-cost energy provider in the region, Wisconsin Electric announced that it did not intend to seek an increase in retail electric rates for 1994.
Under the PSCW's newly adopted biennial rate case schedule, Wisconsin Electric would be scheduled to file in mid-1995 for rates to reflect a 1996 test year.

Wholesale Electric Jurisdiction

Fuel and Purchased Power Adjustment Tariffs: Wisconsin Electric's wholesale rates contain an automatic fuel adjustment provision to reflect varying fuel and purchased power costs.

1993 Rate Order: In October 1993, the FERC approved the settlement agreement which Wisconsin Electric had previously reached with its wholesale customers in May 1993. The order authorizes an annualized wholesale electric base rate increase of $6 million, or 10.6%, effective June 9, 1993. In August 1993, the FERC had authorized Wisconsin Electric to implement its proposed settlement rates, on an interim basis effective as of June 9, 1993, pending final FERC approval of the settlement agreement. This action represents the first increase in wholesale base rates since 1986. Wholesale electric sales account for approximately 7 percent of Wisconsin Electric's total kilowatt-hour sales.


Michigan Retail Electric Jurisdiction

1993 Test Year: Effective July 9, 1993, the MPSC authorized an annualized rate increase of $1.4 million, or 4.3%, for Wisconsin Electric's non-mine retail electric customers. Excluding sales to the two mine customers, which are separately regulated by the MPSC, retail electric sales in Michigan account for approximately 2% of Wisconsin Electric's total kilowatt-hour sales.


Power Supply Cost Recovery Clause: Rates are adjusted to reflect varying fuel and purchased power costs through a power supply cost recovery ("PSCR") clause in Wisconsin Electric's tariffs. Such PSCR clause provides for, among other things, an annual filing of a PSCR plan and, after notice and an opportunity for hearing, the development of PSCR factors to be applied to customers' bills during the period covered by the PSCR plan to allow Wisconsin Electric to recover its costs of fuel and purchased power transactions, as estimated in its annual filing. The amounts so collected are subject to a reconciliation proceeding conducted by the MPSC at the end of the period covered by the plan for recovery of any undercollections of actual costs or for refund or credit of any amounts in excess of its actual costs in such period. On December 20, 1993, the MPSC approved the proposed PSCR credit factor of $.00483 per kilowatt-hour for the year 1994.


Wisconsin Retail Steam Jurisdiction

Fuel Adjustment: Wisconsin Electric steam rates contain a provision to adjust rates to reflect varying fuel costs for all customers except for a large volume contract representing approximately 16 percent of steam sales in 1993.

1993 Rate Order: In February 1993, the PSCW issued an order authorizing Wisconsin Electric to place in effect an annualized rate increase of $505,000, or 3.5 percent, in its steam rates effective February 17, 1993. The order was based on a 1993 test year and authorized a 12.3 percent regulatory return on common equity as determined for ratemaking purposes.

1994 Test Year: Consistent with the actions taken with respect to Wisconsin Electric's Wisconsin Retail Electric Jurisdiction, Wisconsin Electric announced that it did not intend to seek an increase in retail steam rates for 1994. Under the PSCW's newly adopted biennial rate case schedule, Wisconsin Electric would be scheduled to file in mid-1995 for rates to reflect a 1996 test year.

For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Rates and Regulatory Matters".


OTHER LITIGATION

Personal Injury Suit: In 1990, a five-year old boy suffered severe and disabling injuries (including amputations) as a result of contacting energized equipment inside an unlocked Wisconsin Electric distribution transformer in the city of Oak Creek, Wisconsin. In 1992, Wisconsin Electric entered into a court-approved settlement of an action in Milwaukee County Circuit Court which sought compensatory, punitive and statutory treble damages. Of the total settlement payment, a self-insured retention of $2 million was not covered by insurance and was charged to income during 1990.

After an investigation into whether the above described accident was caused by Wisconsin Electric's failure to maintain its equipment in a reasonably safe manner as required by a Wisconsin statute and PSCW rules, the PSCW in 1991 referred the matter of "probable violations" of its administrative rules to the Wisconsin Attorney General for possible forfeiture and enforcement. In June 1993, Wisconsin Electric agreed to pay a $1 million civil forfeiture to the state of Wisconsin to settle the matter. The amount of the forfeiture was charged to income during June 1993.

Advance Plan 5: In 1992, a Brown County Circuit Court judge ruled in favor of Wisconsin Electric and three other major electric utilities in Wisconsin who had requested that the court set aside the transmission access provisions of the PSCW's Advance Plan 5 order which required the utilities to negotiate and file transmission access agreements. In summary, the court decided that such provisions are preempted by the Federal Power Act which gives the FERC exclusive jurisdiction over transmission service on an interconnected system.

This decision was appealed to the Wisconsin Court of Appeals by the PSCW and WPPI, which later petitioned the Wisconsin Supreme Court to by-pass the Court of Appeals. In 1992, the Supreme Court granted WPPI's petition and accepted the appeal for consideration. In April 1993, a ruling by the Wisconsin Supreme Court resulted in a 3-3 split, thereby affirming the Circuit Court decision.

A petition for a declaratory order is still pending at the FERC (Docket
No. EL89-40). The petition seeks to have FERC acknowledge its jurisdiction over wholesale transmission services terms and conditions, including pricing.

Advance Plan 6: In 1992, Wisconsin Electric joined with other state utilities in a petition filed in Brown County Circuit Court requesting judicial review of one aspect of the PSCW's Advance Plan 6 order. The action involves the Commission's authority to require the utilities to consider, in their planning, monetized effects of so-called "greenhouse gasses".

Also, in 1992, Wisconsin Environmental Decade ("WED") filed a petition in Dane County Circuit Court requesting judicial review of another aspect of the PSCW's Advance Plan 6 order. That proceeding involves the question of whether the PSCW should have required the utilities to reflect, in their planning, claimed beneficial employment impacts associated with demand-side management activities. A group of utilities, including Wisconsin Electric, have appeared in that proceeding in opposition to WED.

The two petitions have been consolidated for judicial review in Dane County Circuit Court. The matters are pending.

Oglebay Norton Suit: In 1989, an action was brought to the U.S. District Court for the Northern District of Ohio by Oglebay Norton Company ("Oglebay") against Wisconsin Electric and other defendants. This action sought indemnity and contribution in the amount of $7.8 million in connection with the defense and settlement of two death claims resulting from a 1986 flash fire and explosion aboard its steamer Middletown which was carrying a cargo of coal to Wisconsin Electric's Port Washington Power Plant. A settlement was reached under which Wisconsin Electric paid $150,000 to Oglebay on December 9, 1993, in full satisfaction of Oglebay's claim for indemnity and contribution.

PSCW Two-Stage CPCN Order: In January 1994, Wisconsin Electric filed a lawsuit in Milwaukee County Circuit Court seeking judicial determination concerning the PSCW's authority to adopt a new "two-stage" Certificate of Public Convenience and Necessity ("CPCN") process and to order utilities to enter into contracts to buy power from other entities. This action is in response to the PSCW's December 1993 order which details the requirements of the new process to be implemented by the PSCW in making the final selection from among competing alternatives to construct proposed future capacity additions, including projects that would be owned and operated by unaffiliated IPPs. In summary, Wisconsin Electric does not believe the PSCW has authority to specifically order utilities to enter into contracts. The matter is pending. For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1994-1998".

Pittsburg & Midway Case: In a matter brought before the FERC, in July 1993, Wisconsin Electric filed an initial brief supporting its right to retain coal reclamation costs collected through the wholesale fuel adjustment clause in 1986 that it believes were prudently incurred in a settlement with the Pittsburg & Midway Coal Mining Company. Of the total costs involved, the portion recovered through the wholesale fuel clause amounts to approximately $750,000. This filing was made in response to a FERC audit staff determination that Wisconsin Electric should have applied for a waiver of the FERC's fuel clause regulations in order to attempt to pass through the wholesale portion of the settlement costs. In order for a final decision to be made, the FERC must first await the initial decision expected from an Administrative Law Judge. The matter is pending.

In November 1993, the FERC rejected Wisconsin Electric's request to be allowed to recover, in wholesale rates in the future, the amount which may have to be refunded to customers in the event of an unfavorable ruling in the pending fuel adjustment clause proceeding concerning the Pittsburg and Midway reclamation charges. In January 1994, Wisconsin Electric filed an appeal with the U.S. Court of Appeals in the District of Columbia Circuit regarding this rejection. The matter is pending.

Electromagnetic Fields: Claims are being made or threatened with increasing frequency against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields ("EMFs") associated with electric transmission and distribution lines. Results of scientific studies conducted to date do not establish the existence of a causal connection between EMFs and any adverse health effects. Wisconsin Electric believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards.

In an action filed against Wisconsin Electric in Waukesha County Circuit Court in 1992, plaintiffs sought unspecified compensatory and statutory treble damages by reason of pain, suffering, complications and aggravations of a congenital neurological disorder in a minor allegedly caused by EMFs associated with Wisconsin Electric's transmission lines. In July 1993, plaintiffs filed a motion to dismiss without prejudice their action. The reason given for dismissal was that medical science had not progressed to a point where the case could be adequately tried. Wisconsin Electric does not believe that other claims thus far made or threatened against it in connection with EMFs will result in any substantial liability on the part of Wisconsin Electric.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Electric's security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 1993 and positions of all of the executive officers of Wisconsin Electric are listed below along with their business experience during the past five years. All officers are elected for one year terms or until their respective successors are duly chosen. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

                                          Current Position(s) and
                                            Business Experience
   Name and Age                            During Past Five Years
- ---------------------                      ----------------------
Richard A. Abdoo, 49     Chairman of the Board, President and Chief Executive
                             Officer of Wisconsin Energy Corporation since 1991; Executive Vice President, 1990 to 1991; Vice President, 1987 to 1990; Director of Wisconsin Energy since 1988.
                         Chairman of the Board and Chief Executive Officer of
                             Wisconsin Electric Power Company since 1990;
                             President and Chief Executive Officer, during 1990; President and Chief Operating Officer, 1989 to 1990; Executive Vice President, during 1989; Senior Vice President, 1984 to 1989; Director of Wisconsin Electric since 1989.
                         Chairman of the Board and Chief Executive Officer of
                             Wisconsin Natural Gas Company since 1990;
                             Director of Wisconsin Natural since 1989.

                                          Current Position(s) and
                                            Business Experience
   Name and Age                            During Past Five Years
- ---------------------                      ----------------------
John W. Boston, 60       Vice President of Wisconsin Energy since 1991;
                             Director of Wisconsin Energy since 1991.
                         President and Chief Operating Officer of Wisconsin
                             Electric since 1990; Executive Vice President and Chief Operating Officer during 1990; Senior Vice President, 1982 to 1990; Director of Wisconsin Electric since 1988.
                         Director of Wisconsin Natural since March 1994.
                             (Assuming the positions of President and Chief Operating Officer effective April 1, 1994).

Robert H. Gorske, 61     General Counsel of Wisconsin Energy since 1981.
                         Vice President and General Counsel of Wisconsin
                             Electric since 1976; Director of Wisconsin
                             Electric since 1991.
                         Director, Vice President and General Counsel of
                             Wisconsin Natural since 1976.

Jerry G. Remmel, 62      Vice President of Wisconsin Energy since January
                             1994; Chief Financial Officer since 1989;
                             Treasurer since 1981.
                         Chief Financial Officer of Wisconsin Electric
                             since 1989; Senior Vice President,
                             1989 to January 1994; Vice President and
                             Treasurer, 1983 to 1989; Director of
                             Wisconsin Electric since 1989.
                         Chief Financial Officer of Wisconsin Natural
                             since 1989; Vice President-Finance,
                             1989 to January 1994; Treasurer, 1974 to 1989; Director of Wisconsin Natural since 1988.

David K. Porter, 50      Senior Vice President of Wisconsin Electric since
                             1989; Vice President-Corporate Planning, 1986 to 1989; Director of Wisconsin Electric since 1989.
                         Vice President of Wisconsin Natural since 1989;
                             Director of Wisconsin Natural since 1988.

Calvin H. Baker, 50      Vice President-Finance of Wisconsin Electric since
                              January 1994; Vice President-Marketing, 1992 to January 1994; Vice President-Finance, 1991 to 1992.
                         Senior Vice President, Financial Services Corporation
                              of New York City (provider of direct loan programs and industrial development projects in New York City), 1989 to 1991.

Ann Marie Brady, 41      Assistant Secretary of Wisconsin Energy since 1989.
                         Secretary of Wisconsin Electric since January 1994;
                             Assistant Secretary, 1989 to January 1994.
                         Secretary of Wisconsin Natural since June 1993;
                             Assistant Secretary, 1989 to June 1993.

                                          Current Position(s) and
                                            Business Experience
   Name and Age                            During Past Five Years
- ---------------------                      ----------------------
Anne K. Klisurich, 46    Accounting Manager of Wisconsin Energy, 1987 to
                             January 1994.
                         Controller of Wisconsin Electric since January 1994.
                         Controller of Wisconsin Natural since February 1994.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The amount of cash dividends declared on Wisconsin Electric's Common Stock during the two most recent fiscal years are set forth below. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy.

                      Quarter                              Total Dividend
- -----------------------------------------------------------------------------
1992                     1                                   $16,250,000
                         2                                   $16,250,000
                         3                                   $16,250,000
                         4                                   $16,250,000
- -----------------------------------------------------------------------------
1993                     1                                   $16,250,000
                         2                                   $16,250,000
                         3                                   $16,250,000
                         4                                   $16,250,000


                                                 PART II

ITEM 6.  SELECTED FINANCIAL DATA
FINANCIAL
                            1993           1992           1991           1990           1989
                            ----           ----           ----           ----           ----
                                                  (Thousands of Dollars)
Earnings available
  for common
  stockholder           $  173,548     $  155,826     $  175,641     $  179,990     $  184,354
Operating revenues:
  Electric              $1,347,844     $1,298,723     $1,292,809     $1,208,045     $1,245,701
  Steam                     14,090         13,093         12,986         12,126         12,292
                        ----------     ----------     ----------     ----------       --------
Total operating
  revenues              $1,361,934     $1,311,816     $1,305,795     $1,220,171     $1,257,993
Total assets            $3,693,556     $3,285,845     $3,052,133     $2,972,903     $2,967,006
Long-term debt and
  preferred stock-
  redemption
  required              $1,193,994     $1,195,210     $1,110,572     $1,002,852     $1,016,197

SALES AND CUSTOMERS
                            1993           1992           1991           1990           1989
                            ----           ----           ----           ----           ----
Electric
  Megawatt-hours
    sold                25,685,436     24,747,581     25,016,247     23,656,727     24,293,356
  Customers
    (End of year)          932,285        919,466        907,871        896,393        882,883
Steam
  Pounds sold
    (millions)               2,376          2,284          2,282          2,213          2,160
  Customers
    (End of year)              459            472            468            470            482

QUARTERLY FINANCIAL DATA
                                              Three Months Ended
                                              ------------------
                                        March                    June
                                        -----                    ----
                                    1993      1992           1993      1992
                                    ----      ----           ----      ----
                                            (Thousands of Dollars)
Total operating revenues          $339,651  $335,963       $323,416  $315,163
Operating income                  $ 63,087  $ 58,638       $ 47,733  $ 45,404
Earnings available
  for common stockholder          $ 44,806  $ 43,244       $ 29,835  $ 30,421

                                              Three Months Ended
                                              ------------------
                                       September                December
                                      -----------              ----------
                                    1993      1992           1993      1992
                                    ----      ----           ----      ----
                                            (Thousands of Dollars)
Total operating revenues          $355,436  $329,374       $343,431  $331,316
Operating income                  $ 68,489  $ 58,778       $ 63,528  $ 57,176
Earnings available
  for common stockholder          $ 51,707  $ 42,204       $ 47,200  $ 39,957

- -----------------------------------------------------------------------------
The quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis in
Item 7 for further discussion.


Earnings and dividends per share are not provided as all Wisconsin Electric's Common Stock is held by Wisconsin Energy.

                                         - 27 -

                       Electric Revenue, Kilowatt-Hour Sales and Customer Statistics
                       -------------------------------------------------------------
Year Ended December 31                   1993        1992        1991        1990        1989
                                         ----        ----        ----        ----        ----
OPERATING REVENUES ($000)
  Residential                       $  472,903  $  441,240  $  444,542  $  407,675  $  408,778
  Small commercial and industrial      386,736     372,213     363,906     347,706     352,170
  Large commercial and industrial      380,482     381,083     372,768     347,723     373,352
  Other retail                          13,975      15,245      15,368      15,097      15,332
  Resale - municipals                   57,039      62,787      71,382      66,240      66,977
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals          1,311,135   1,272,568   1,267,966   1,184,441   1,216,609
  Resale - public utilities             25,879      18,080      18,476      17,799      23,222
                                    ----------  ----------  ----------  ----------  ----------
Total revenue from sales             1,337,014   1,290,648   1,286,442   1,202,240   1,239,831
  Other operating revenue               10,830       8,075       6,367       5,805       5,870
                                    ----------  ----------  ----------  ----------  ----------
Total operating revenues            $1,347,844  $1,298,723  $1,292,809  $1,208,045  $1,245,701
                                    ==========  ==========  ==========  ==========  ==========
KILOWATT-HOUR SALES (Millions)
  Residential                            6,551       6,230       6,567       6,197       6,088
  Small commercial and industrial        6,358       6,155       6,153       5,955       5,779
  Large commercial and industrial        9,771       9,702       9,462       8,764       9,487
  Other retail                             196         217         226         232         235
  Resale - municipals                    1,580       1,779       1,935       1,834       1,760
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals             24,456      24,083      24,343      22,982      23,349
  Resale - public utilities              1,229         665         673         675         944
                                    ----------  ----------  ----------  ----------  ----------
Total Sales                             25,685      24,748      25,016      23,657      24,293
                                    ==========  ==========  ==========  ==========  ==========
NUMBER OF CUSTOMERS - Average
  Residential                          835,685     824,544     814,078     803,820     791,513
  Small commercial and industrial       87,351      85,990      84,540      83,126      81,218
  Large commercial and industrial          675         670         664         654         650
  Other                                  1,831       1,945       1,980       1,991       1,984
                                    ----------  ----------  ----------  ----------  ----------
Total                                  925,542     913,149     901,262     889,591     875,365
                                    ==========  ==========  ==========  ==========  ==========
DEGREE DAYS (Milwaukee)
  Heating (Normal 7,192)                 6,775       6,723       6,416       6,103       7,382
  Cooling (Normal  594)                    651         364       1,056         728         485




































                                         - 28 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings

Earnings for Wisconsin Electric increased to $173,548,000 in 1993 compared to $155,826,000 in 1992 primarily because of higher kilowatt-hour sales.
Electric energy sales were positively impacted by, among other things, significantly warmer weather during the summer of 1993. The increase in revenues attributable to the increased energy sales and the various rate increases effective during 1993 were partially offset by increases in non-fuel related operation and maintenance expenses and higher interest charges.


Electric Sales and Revenues

Total electric sales of Wisconsin Electric, detailed below by customer class, increased 3.8 percent in 1993 compared to 1992 reflecting, among other things, the weather-related increase in sales to other utilities discussed below. Electric energy sales were positively impacted by, among other things, the significantly warmer summer weather experienced during the third quarter of 1993 which resulted in an increased use of electricity for air conditioning and other cooling purposes. The warmer than normal summer of 1993 contrasted sharply with the summer of 1992, the coolest since Wisconsin Electric began keeping records in 1948. Sales were also positively impacted by colder winter weather during the first quarter of 1993. The 3.8 percent increase in electric revenues achieved during 1993 over 1992 reflects the increase in kilowatt-hour sales and the net increases in electric rates effective in 1993.

Electric Sales - Megawatt Hours       1993             1992       % Change
- -------------------------------    ----------       ----------    --------

Residential                         6,551,061        6,230,136       5.2
Small Commercial
  and Industrial                    6,357,510        6,154,530       3.3
Large Commercial
  and Industrial                    9,771,383        9,702,303       0.7
Other                               1,776,061        1,995,349     (11.0)
                                   ----------       ----------
Total Retail
  and Municipal                    24,456,015       24,082,318       1.6
Resale-Utilities                    1,229,421          665,263      84.8
                                   ----------       ----------
Total Sales                        25,685,436       24,747,581       3.8
- --------------------------------------------------------------------------

Electric energy sales to the Empire and Tilden iron-ore mines, Wisconsin Electric's two largest customers, were 9.5 percent lower in 1993 compared to 1992. This decrease is attributable to a five-week long mine employee strike during the third quarter of 1993. Wisconsin Electric's contracts with the mines require the payment of a demand charge regardless of power usage which partially offset the impact of lost sales on revenues. Excluding the mines, sales to large commercial and industrial customers increased 3.7 percent in 1993. Sales to the mines represented 7.8 percent, 9.0 percent and 8.3 percent of total electric sales during 1993, 1992 and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

The 84.8 percent increase in the resale of energy to other utilities is attributable to unseasonable weather in the east and south and to the severe flooding which hit the midwestern states during the summer of 1993. This percentage change is not indicative of future sales growth in this customer class.

The 11.0 percent reduction in sales to the Other customer class is largely the result of reductions in sales to The Wisconsin Public Power, Inc. SYSTEM ("WPPI"), Wisconsin Electric's largest municipal customer consortium. WPPI has been reducing its purchases from Wisconsin Electric subsequent to acquiring generation capacity in 1990. Since that time, WPPI has expanded the use of its existing generation facilities and has installed additional capacity during 1993, further reducing its reliance on energy purchases from Wisconsin Electric. Additional reductions are expected in 1994 and beyond. These sales reductions are not expected to have a significant effect on future earnings. Sales to WPPI during 1993, 1992 and 1991 were approximately 944,000 megawatt-hours ("MWh"), 1,166,000 MWh and 1,338,000 MWh, respectively.

In addition to the revenues provided by the higher kilowatt-hour sales, the
3.8 percent increase in electric revenues during 1993 includes the impacts of rate changes which were effective during 1993, as shown in "Rates and Regulatory Matters".

Total electric kilowatt-hour sales increased at a compound annual rate of 1.3 percent between the years 1991 and 1993, while electric revenues increased at a compound annual rate of 2.1 percent during this period. Excluding the mines, total electric kilowatt-hour sales increased at a compound annual rate of 1.6 percent between the years 1991 and 1993 and revenues increased at a compound annual rate of 2.5 percent.

Electric revenues were slightly higher, 0.5 percent, in 1992 compared to 1991 despite a 1.1 percent reduction in electric kilowatt-hour sales, primarily because of net increases in Wisconsin and non-mine Michigan retail electric rates. Excluding the mines, total electric sales in 1992 decreased 1.7 percent compared to 1991.


Electric Operation and Maintenance Expenses

Total electric operating expenses, excluding income taxes and depreciation, were $18 million higher in 1993 compared to 1992. This increase largely reflects an increase in postretirement benefit costs associated with the adoption of Statement of Financial Accounting Standards No. 106 ("FAS
No. 106") - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note D to the Financial Statements - Benefits Other Than Pensions), growth in conservation related expenditures associated with improving the efficiency of customers' electric energy usage and maintenance expenditures related to the renovation of the Port Washington Power Plant. The increases in other operation expenses and maintenance were partially offset by lower fuel and purchased power expenses due to lower average per unit generation and purchased power costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

While depreciation during 1993 increased 1.3 percent compared to 1992, largely reflecting higher depreciable plant balances and lower decommissioning payments, the 11.2 percent increase in depreciation during 1992 compared to 1991 is primarily the result of higher depreciable plant balances and higher authorized depreciation rates effective January 1992. Additionally, Taxes Other Than Income Taxes were higher during 1992 compared to 1991 largely due to a $5 million one-time ad valorem tax credit recognized in 1991 and an increase in the 1992 Wisconsin License Fee on gross revenues.

Since 1991, operating expenses, excluding income taxes and depreciation, have increased at a compound annual rate of 1.9 percent, reflecting increases in non-fuel related operation and maintenance expenses which were largely offset by reductions in fuel and purchased power expenses.


Other Items

Interest charges on long-term debt increased $11 million during 1993 compared to 1992 largely due to the additional debt issued to finance Wisconsin Electric's construction program and the amortization of premiums associated with the debt securities refinanced during 1992 and 1993.


Wisconsin Electric and Wisconsin Natural Revitalization

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural have developed a revitalization process to increase efficiencies and improve customer service.

Wisconsin Electric and Wisconsin Natural are "reengineering" and restructuring their organizations. The new structures consolidate many business functions. This "reengineering" and restructuring of the business systems will lead to a reduction in the total Wisconsin Electric/Wisconsin Natural workforce. Effective in early 1994, employees have the option of choosing a voluntary separation package. An early retirement option also has been offered to qualified employees. As a result, it is currently estimated that Wisconsin Energy's utility subsidiaries will incur non-recurring reorganization charges aggregating between $30 to $75 million during 1994. The portion attributable to Wisconsin Electric is currently estimated to be between $27 and $65 million. See Note D to the Financial Statements - Benefits Other Than Pensions, for additional information. It is expected that these costs will be offset, before the end of 1995, by the reductions in future operating costs that these programs will achieve.

In addition to the corporate restructuring at Wisconsin Electric and Wisconsin Natural, as part of this revitalization effort, Wisconsin Energy announced its intent to merge the two companies to form a single combined utility subsidiary. The proposed merger will accomplish the goal of improved customer service and will also enable the reduction of operating costs. The merger, which is anticipated to be effective by year-end 1994, will be subject to a number of conditions, including regulatory and other approvals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Rates and Regulatory Matters

The following table summarizes the projected annual revenue impact of recent rate changes authorized by regulatory commissions based on the sales projections utilized by those commissions in setting rates. The Public Service Commission of Wisconsin ("PSCW") regulates Wisconsin retail electric and steam rates, while the FERC regulates wholesale electric rates. The Michigan Public Service Commission ("MPSC") regulates retail electric rates in Michigan. The PSCW announced that it will discontinue the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years.

In April 1993, Wisconsin Electric filed required data with the PSCW relating to the 1994 test year indicating a need to raise retail rates. However, in support of its goal to become the lowest-cost energy provider in the region and in light of the operating cost reductions expected from the reengineering process discussed above, Wisconsin Electric has indicated that it has no current plans to seek an increase in rates for 1994 and 1995. Because of the PSCW's newly adopted biennial rate case schedule, Wisconsin Electric's next rate case would be filed in mid-1995 for rates to be effective in 1996.

                                   Revenue           Percent
                                   Increase         Change in        Effective
Company/Service                   (Decrease)          Rates            Date
- -------------------------        ------------       ---------        ---------

Wisconsin Electric
   Fuel electric, WI             $(24,207,000)         (2.1)          05/29/92
   Retail electric, WI             26,655,000           2.3           02/17/93
   Steam heating                      505,000           3.5           02/17/93
   Wholesale electric               6,000,000          10.6           06/09/93
   Retail electric, MI              1,366,000           4.3           07/09/93
   Fuel electric, WI               (8,596,000)         (0.9)          11/05/93

- ------------------------------------------------------------------------------

Under the Wisconsin retail electric fuel adjustment procedure, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below that range.

With expectations of low-to-moderate inflation and future operating cost reductions discussed above, Wisconsin Electric does not believe the impact of inflation will have a material effect on its future results of operations.


Electric Sales Outlook

Assuming moderate growth in the service territory economy and normal weather, Wisconsin Electric presently anticipates electric kilowatt-hour sales to grow at a compound annual rate of approximately 1.1 percent over the five-year period ending December 31, 1998. This forecast is subject to a number of variables, including the economy and weather, which may affect the actual growth in sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)


LIQUIDITY AND CAPITAL RESOURCES

Investing Activities

Wisconsin Electric invested $986 million in its business during the three years ended December 31, 1993. The investments made during this three year period include construction expenditures for new or improved facilities totaling $820 million, net capitalized conservation expenditures of $86 million, purchases of nuclear fuel at $57 million and payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant totaling $51 million.

In July 1993, Wisconsin Electric placed in-service two units, or approximately 150 megawatts of capacity, at its new Concord Generating Station, a four unit, approximately 300 megawatt natural gas-fired combustion turbine facility designed to meet peak demand requirements. Capital expenditures of $35 million, $47 million and $13 million were made during 1993, 1992 and 1991, respectively, for the construction of this facility. The two remaining units, or approximately another 150 megawatts of capacity, are expected to be placed in-service during the summer of 1994. The total cost of this project is currently estimated at $108 million. Wisconsin Electric has firm capacity purchased power contracts intended to maintain adequate reserve margins prior to completion of this facility.

Additionally, during 1993 Wisconsin Electric started work related to the construction of the new Paris Generating Station, also a four unit, approximately 300 megawatt combustion turbine facility intended to meet growing peak demand requirements. This generating station, which is expected to have all four units in-service during the summer of 1995 is currently estimated to cost $105 million. Capital expenditures of $28 million were made for work performed on this project during 1993.

The PSCW has allowed Wisconsin Electric to earn a current return on construction work in progress ("CWIP") related to the construction of the Concord and Paris power plants.

Wisconsin Electric is nearing completion of the renovation work at its Port Washington Power Plant, which includes upgrading the turbine generators and boilers and the installation of additional emission control equipment. With units 1 and 2 completed during 1993 and unit 3 completed in 1992, the project will conclude with the completion of the unit 4 work during the summer of 1994. The total cost of this project is currently estimated at $109 million. Expenditures totaling $32 million, $43 million and $15 million were made during 1993, 1992 and 1991, respectively.


Cash Provided by Operating and Financing Activities

During the three years ended December 31, 1993, cash provided by operating activities totaled $1,099 million. During this period, internal sources of funds, after the payment of dividends to Wisconsin Energy, Wisconsin Electric's sole common stockholder, provided 81 percent of the company's capital requirements.

Financing activities during the three-year period ended December 31, 1993 included the issuance of $1,053 million of long-term debt, principally to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

refinance higher coupon debt and the retirement of $68 million of preferred stock. No preferred stock was issued during this period. Additionally, during the three-year period ended December 31, 1993, the company retired a total of $852 million of long-term debt and increased short-term debt by $62 million. Dividends on the company's common stock were $65 million, $65 million, and $168 million, during 1993, 1992, and 1991, respectively.

The company continued efforts to reduce its overall cost of capital. During 1993, Wisconsin Electric issued five new series of First Mortgage Bonds aggregating $350 million in principal amount, the proceeds of which were used to redeem $284.3 million principal amount of four outstanding series of First Mortgage Bonds and 626,500 shares of Wisconsin Electric's 6.75% Series Preferred Stock.

During 1992, Wisconsin Electric issued five new series of First Mortgage Bonds the proceeds of which provided $431 million principal amount to redeem 12 outstanding series of higher coupon First Mortgage Bonds and $130 million of new capital for the company.

The aggregate principal amount of securities refunded during 1993 and 1992 represents approximately three-quarters of the outstanding long-term debt of Wisconsin Electric at December 31, 1991. These transactions have reduced the company's embedded cost of long-term debt from 8.24 percent at December 31, 1991 to 6.90 percent at December 31, 1993, and are expected to result in approximately $191 million in savings over the lives of the new debt issues. Depending on market conditions and other factors, additional debt refundings may occur.

Other financing efforts during the three years ended December 31, 1993 include Wisconsin Electric's 1991 issuance of $100 million of First Mortgage Bonds, 8-3/8% Series, the proceeds of which were used to reduce short-term borrowings.


Capital Structure

The company's capitalization at December 31 is shown below:

                                       1993          1992         1991
                                      ------        ------       ------

   Common Equity                       50.7%         49.5%        50.2%
   Preferred Stock                      1.3           3.8          4.2
   Long-Term Debt
    (including current maturities)     43.7          43.9         44.0
   Short-Term Debt                      4.3           2.8          1.6
                                      ------        ------       ------
                                      100.0%        100.0%       100.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Compared to the electric utility industry generally, the company has maintained a relatively high ratio of common equity to total capitalization and low debt and preferred stock ratios. This conservative capital structure, along with strong bond ratings (Wisconsin Electric currently has ratings of AA+ by Standard & Poor's Corporation, Aa2 by Moody's Investors Service and AA+ by Duff & Phelps Inc.) and internal cash generation has provided, and should continue to provide, the company with access to the capital markets when necessary to finance the anticipated growth in the company's business. At year-end 1993, the company had $102 million of unused lines of bank credit, $13 million of cash and cash equivalents, $137 million of short-term debt (including long-term debt due currently) and $21 million of construction funds held by trustees.


Capital Requirements 1994-1998

The company's estimated capital requirements for the years 1994-1998 are outlined below:
                                            (Millions of Dollars)
                              ------------------------------------------------
                              1994       1995       1996       1997       1998
                              ----       ----       ----       ----       ----

Construction                  $286       $344       $215       $245       $191
Conservation                    24         14         13         13         14
Bond/Preferred Stock
 Maturities and
 Sinking Funds                   5          0         30        130         60
Changes in Fuel
 Inventories                     3          5         11          7          7
Decommissioning Trust
 Payments                       16         17         39         42         45
                              ----       ----       ----       ----       ----
Total                         $334       $380       $308       $437       $317
- ------------------------------------------------------------------------------

A number of independent power producers ("IPPs") are actively exploring cogeneration projects in Wisconsin, which would be qualifying facilities ("QFs"), including some which are proposed to be within Wisconsin Electric's service territory. Under the requirements of the Public Utility Regulatory Policies Act ("PURPA"), utilities are required to purchase electricity from QFs at no more than the utilities' avoided costs. Consequently, should IPP-owned QF generating capacity be constructed and placed in operation in Wisconsin Electric's service territory, some generation-related expenditures included in the above forecast may be reduced or delayed.

In November 1993, the PSCW, after conducting a competitive bidding process, issued an order selecting a proposal submitted by an unaffiliated IPP to construct a generation facility to meet a portion of Wisconsin Electric's anticipated increase in system supply needs. In accordance with the PSCW order, Wisconsin Electric subsequently signed a 25-year agreement to purchase electricity from the proposed facility. The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1996. A number of parties have filed petitions for judicial review of this PSCW order, taking the position that the order should be set aside on various legal grounds. The matter is pending.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Included in the above capital requirements are expenditures associated with the proposed construction of Wisconsin Electric's Kimberly Cogeneration Facility. This proposed facility, which was submitted to but not selected by the PSCW in the competitive bidding process described above, would have provided approximately 220 megawatts of intermediate-load capacity. This project would be canceled upon completion and operation of the IPP-owned facility discussed above.

In December 1993, the PSCW issued an order detailing the requirements of a new "Two-Stage" Certificate of Public Convenience and Necessity ("CPCN") process which would be implemented by the PSCW in making the final selection from among competing alternatives to construct proposed future capacity additions (the "first stage"). Under this process, the proposal determined to be in the best public interest would be allowed to proceed to the "second stage" and submit a CPCN application requesting authority to proceed with construction. Wisconsin Electric and one other party have filed petitions for judicial review of this PSCW order, taking the position that the order should be set aside on various legal grounds. The matter is pending.

In January 1994, a coordinated statewide plan for meeting future electricity needs of Wisconsin customers was filed with the PSCW in the Advance Plan 7 docket. In the Advance Plan process, Wisconsin Electric, in conjunction with the other regulated electric utilities located in Wisconsin, is required to file long-term forecasts of resource requirements, such as the need for generation and transmission facilities, along with plans to meet those requirements, including the use of energy management and conservation.

In order to reliably meet its forecasted growth in demand, Wisconsin Electric employs a least-cost integrated planning process which includes renovation of existing power plants, promotion of cost effective conservation and load management options, development of renewable energy sources, purchased power and construction of new company-owned generation facilities.

Investments in demand-side management programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. However, in order to serve the near-term growth in peak demand requirements, Wisconsin Electric has received PSCW approval and is currently in various stages of completing two of its planned capacity additions. Included in the forecast of capital requirements shown above are expenditures related to the construction of the Concord and Paris Generating Stations, as previously described under "Investing Activities".

Finally, Wisconsin Electric's Advance Plan 7 filing indicates a need for additional peaking capacity after the turn of the century along with an anticipated need for additional intermediate-load capacity during the 2000 to 2010 time period. Wisconsin Electric's next base load power plant is not expected to be placed in-service until after 2010.

The addition of new generating units requires approval from various regulatory agencies including the PSCW, the U.S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR"). All generating facilities proposed by Wisconsin Electric will meet or exceed the applicable federal and state environmental requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Because of the U.S. Department of Energy's ("DOE") inability to begin accepting spent nuclear fuel for permanent disposal as required by federal law, Wisconsin Electric's current capability to temporarily store spent nuclear fuel from its Point Beach Nuclear Plant ("Point Beach") is expected to reach full capacity by the end of 1998. In order to continue the operation of Point Beach beyond 1998, Wisconsin Electric has filed with the PSCW for a Certificate of Authority to construct and operate a twelve unit, above-ground steel and concrete cask spent fuel storage system. Capital costs associated with this facility, the design of which has been approved by the DOE, are estimated at $6 million and are included in the above forecast. The storage units will provide additional interim storage until the DOE begins to remove spent fuel in accordance with the terms of the contract it has with Wisconsin Electric.

In a related matter, Wisconsin Electric has filed with the PSCW for a Certificate of Authority to proceed with the planned 1996 replacement of the Unit 2 steam generators at Point Beach. In 1984 Wisconsin Electric replaced the Unit 1 steam generators. Estimated at a cost of $119 million, which is also included in the above forecast, the Unit 2 project would allow for its operation until the expiration of its operating license in 2013. Without the replacement of the steam generators, the unit would not be able to operate to the end of its current license. Wisconsin Electric is awaiting approval from the PSCW to proceed with these projects.


Capital Resources

During the five-year forecast period ending December 31, 1998, Wisconsin Electric expects internal sources of funds from operations, after dividends to the company, to provide about 78 percent of the utility capital requirements. The remaining utility cash requirements are expected to be met through the reduction of existing cash investments and construction funds on deposit with trustees, short-term borrowings, the issuance of long-term debt and capital contributions from Wisconsin Energy.

Exclusive of debt refundings, utility debt issues of $100 million are anticipated in 1994 and 1997.


Clean Air Act

The 1990 Amendments to the Clean Air Act mandate significant nationwide reductions in nitrogen oxide (NOX) and sulfur dioxide (SO2) emissions to address acid rain and ozone control requirements.

Wisconsin Electric's strategy for complying with the requirements which become effective in 1995 calls for the use of low sulfur coal and the installation of low NOX burners and continuous emission monitoring equipment at its Oak Creek Power Plant. Equipment costs, which are not expected to exceed $9 million based on today's costs, along with additional operating expenses are expected to increase electric rates by less than 1 percent.

Wisconsin Electric projects a surplus of SO2 allowances and is also seeking additional SO2 allowances which may be available as a result of its energy conservation programs. As an integral component of its least-cost SO2 emission compliance plan, Wisconsin Electric has been active in SO2 allowance

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

trading. Revenues from the sale of surplus allowances are being used to offset future rate increases.

Wisconsin Electric's strategy for complying with the requirements which become effective after 1995 includes installation of continuous emission monitoring equipment on the remaining company boilers, fuel switching and installation of NOX control equipment, if needed. With an estimated cost not to exceed $75 million based on today's costs, this compliance strategy could increase rates by 1 to 2 percent.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Quarterly Financial Data" in Item 6 on page 27 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Cont'd)






                                     WISCONSIN ELECTRIC POWER COMPANY

                                             INCOME STATEMENT

                                          Year Ended December 31


                                               1993                1992                1991
                                               ----                ----                ----
                                                           (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,347,844          $1,298,723          $1,292,809
  Steam                                         14,090              13,093              12,986
                                            ----------          ----------          ----------
       Total Operating Revenues              1,361,934           1,311,816           1,305,795

Operating Expenses
  Fuel (Note B)                                263,385             266,716             291,271
  Purchased power                               54,880              63,745              65,261
  Other operation expenses                     341,748             318,253             295,654
  Maintenance                                  149,247             143,618             136,142
  Depreciation (Note E)                        150,831             148,967             133,997
  Taxes other than income taxes                 68,969              68,380              57,916
  Federal income tax (Note F)                   68,239              61,235              73,854
  State income tax (Note F)                     13,887              14,783              16,889
  Deferred income taxes - net (Note F)          12,034              10,083               6,148
  Investment tax credit - net (Note F)          (4,123)             (3,960)             (4,381)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,119,097           1,091,820           1,072,751

Operating Income                               242,837             219,996             233,044

Other Income and Deductions
  Interest income                               13,351              13,624              15,688
  Allowance for other funds used during
    construction (Note G)                        8,453               6,936               7,227
  Miscellaneous - net                            9,638               6,547               6,649
  Federal income tax (Note F)                   (1,718)             (1,127)             (1,292)
  State income tax (Note F)                       (811)               (630)               (843)
                                            ----------          ----------          ----------
       Total Other Income and Deductions        28,913              25,350              27,429

Income Before Interest Charges                 271,750             245,346             260,473

Interest Charges
  Long-term debt                                96,110              84,843              77,615
  Other interest                                 2,450               2,414               4,849
  Allowance for borrowed funds used
    during construction (Note G)                (4,735)             (3,653)             (3,560)
                                            ----------          ----------          ----------
       Total Interest Charges                   93,825              83,604              78,904
                                            ----------          ----------          ----------
Net Income                                     177,925             161,742             181,569

Preferred Stock Dividend Requirement             4,377               5,916               5,928
                                            ----------          ----------          ----------
Earnings Available for Common
  Stockholder                               $  173,548          $  155,826          $  175,641
                                            ==========          ==========          ==========

Note:  Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See Notes to Financial Statements.






                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                          Year Ended December 31

                                                        1993             1992              1991
                                                        ----             ----              ----
                                                                (Thousands of Dollars)

Operating Activities
  Net income                                         $177,925          $161,742         $181,569
  Reconciliation to cash
    Depreciation                                      150,831           148,967          133,997
    Nuclear fuel expense - amortization                21,366            20,818           22,139
    Conservation expense - amortization                15,254            13,009           10,175
    Debt premium, discount & expense -
      amortization                                     12,813             4,483            2,857
    Deferred income taxes - net                        12,034            10,083            6,148
    Investment tax credit - net                        (4,123)           (3,960)          (4,381)
    Allowance for other funds used
      during construction                              (8,453)           (6,936)          (7,227)
    Change in  Accounts receivable                    (16,981)            9,993           (6,308)
               Inventories                             15,181            (5,294)          11,670
               Accounts payable                        11,620             9,195           (6,790)
               Other current assets                     3,231           (10,073)          (2,413)
               Other current liabilities               15,453            (3,664)           3,452
    Other                                              (5,176)            8,272           (3,633)
                                                     --------          --------         --------
Cash Provided by Operating Activities                 400,975           356,635          341,255


Investing Activities
  Construction expenditures                          (310,513)         (293,589)        (215,446)
  Allowance for borrowed funds used
    during construction                                (4,735)           (3,653)          (3,560)
  Nuclear fuel                                        (20,016)          (17,709)         (19,728)
  Nuclear decommissioning trust                       (11,371)          (20,212)         (19,358)
  Conservation investments - net                      (35,252)          (31,087)         (19,986)
  Change in construction funds held
    by trustee                                          3,006             1,930           37,813
  Other                                                (1,926)             (746)             (15)
                                                     --------         ---------         --------
Cash Used in Investing Activities                    (380,807)         (365,066)        (240,280)

Financing Activities
  Sale of long-term debt                              361,049           567,360          124,221
  Retirement of long-term debt                       (328,771)         (495,940)         (27,552)
  Change in short-term debt                            44,179            34,820          (16,900)
  Retirement of preferred stock                       (65,504)           (2,035)             -
  Dividends on stock - common                         (65,000)          (65,000)        (167,745)
                     - preferred                       (4,729)           (5,928)          (5,928)
                                                     --------         ---------         --------
Cash Provided by (Used in) Financing Activities       (58,776)           33,277          (93,904)

Change in Cash and Cash Equivalents                  $(38,608)         $ 24,846         $  7,071
                                                     ========         =========         ========



Supplemental information disclosures:
 Cash Paid For
    Interest (net of amount capitalized)             $ 77,357          $ 82,193         $ 78,332
    Income taxes                                       94,103            82,126           90,981

See Notes to Financial Statements.











                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET

                                  December 31


                                     ASSETS
                                                        1993         1992
                                                        ----         ----
                                                     (Thousands of Dollars)
Utility Plant
  Electric                                           $4,079,794   $3,821,490
  Steam                                                  39,113       33,177
                                                     ----------   ----------
                                                      4,118,907    3,854,667
    Accumulated provision for depreciation           (1,784,110)  (1,668,264)
                                                     ----------   ----------
                                                      2,334,797    2,186,403
  Construction work in progress                         208,834      181,451
  Nuclear fuel - net (Note B)                            52,665       53,800
                                                     ----------   ----------
       Net Utility Plant                              2,596,296    2,421,654

Other Property and Investments
  Nuclear decommissioning trust fund (Note B)           214,421      203,050
  Construction funds held by trustees                    20,550       23,556
  Conservation investments                              136,995      117,964
  Other                                                   3,491        3,482
                                                     ----------   ----------
       Total Other Property and Investments             375,457      348,052

Current Assets
  Cash and cash equivalents                              13,421       52,029
  Accounts receivable, net of allowance for
    doubtful accounts - $7,201 and $6,842                91,849       74,868
  Accrued utility revenues                               89,306       92,328
  Fossil fuel (at average cost)                          57,955       70,122
  Materials and supplies (at average cost)               69,357       72,371
  Prepayments                                            47,939       47,117
  Other assets                                            5,873        6,904
                                                     ----------   ----------
       Total Current Assets                             375,700      415,739

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note F)             97,788       61,396
  Deferred regulatory assets (Note A)                   191,969          -
  Other                                                  56,346       39,004
                                                     ----------   ----------
       Total Deferred Charges and Other Assets          346,103      100,400
                                                     ----------   ----------
Total Assets                                         $3,693,556   $3,285,845
                                                     ==========   ==========

See Notes to Financial Statements.




                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET

                                  December 31



                        CAPITALIZATION AND LIABILITIES
                                                         1993         1992
                                                         ----         ----
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,399,686   $1,294,099
  Preferred stock - redemption not required              30,451       30,451
  Preferred stock - redemption required                   5,250       67,900
  Long-term debt (Note J)                             1,188,744    1,127,310
                                                     ----------   ----------
       Total Capitalization                           2,624,131    2,519,760

Current Liabilities
  Long-term debt due currently (Note J)                  19,254       19,633
  Notes payable (Note K)                                117,903       73,724
  Accounts payable                                       81,630       70,010
  Payroll and vacation accrued                           26,058       26,018
  Taxes accrued - income and other                       14,422       11,706
  Interest accrued                                       21,295       17,023
  Other                                                  13,238        4,813
                                                     ----------   ----------
       Total Current Liabilities                        293,800      222,927

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note F)            444,717      415,076
  Accumulated deferred investment tax credits            91,495       96,233
  Deferred regulatory liabilities (Note A)              167,403          -
  Other                                                  72,010       31,849
                                                     ----------   ----------
       Total Deferred Credits and Other
         Liabilities                                    775,625      543,158

Commitments and Contingencies (Note N)
                                                     ----------   ----------
Total Capitalization and Liabilities                 $3,693,556   $3,285,845
                                                     ==========   ==========

See Notes to Financial Statements.










                                     WISCONSIN ELECTRIC POWER COMPANY

                                         CAPITALIZATION STATEMENT

                                                December 31
                                                                                  1993           1992
                                                                                  ----           ----
                                                                                (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock ($10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares)                                         $  332,893     $  332,893
  Other paid in capital                                                         139,673        142,527
  Retained earnings                                                             927,120        818,679
                                                                             ----------     ----------
       Total Common Stock Equity                                              1,399,686      1,294,099

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value; authorized 45,000 shares;
    outstanding - 44,508 shares                                                   4,451          4,451
  Serial preferred stock - $100 par value; authorized 2,360,000 shares;
    outstanding -
    3.60% Series - 260,000 shares                                                26,000         26,000
                                                                             ----------     ----------
       Total Preferred Stock - Redemption Not Required (Note I)                  30,451         30,451

    6.75% Series - 52,500 shares and 679,000 shares                               5,250         67,900
                                                                             ----------     ----------
       Total Preferred Stock - Redemption Required (Note I)                       5,250         67,900

Long-Term Debt
  First mortgage bonds
    Series       Due
    ------       ---
    4-1/2%       1996                                                            30,000            -
    5-7/8%       1996                                                               -           27,726
    5-7/8%       1997                                                           130,000        130,000
    5-1/8%       1998                                                            60,000            -
    6.10 %       1999-2008                                                       25,000         25,000
    6.25 %       1999-2008                                                        1,000          1,000
    6-1/2%       1999                                                            40,000         40,000
    6-5/8%       1999                                                            51,000         51,000
    6.45 %       2004                                                            12,000         12,000
    7-1/4%       2004                                                           140,000        140,000
    6.45 %       2006                                                             4,000          4,000
    6.50 %       2007-2009                                                       10,000         10,000
    9-3/4%       2015                                                            46,350         46,350
    7-1/8%       2016                                                           100,000            -
    8-1/2%       2016                                                               -          100,000
    6.85 %       2021                                                             9,000          9,000
    7-3/4%       2023                                                           100,000            -
    9.85 %       2023                                                               -          100,000
    7.05 %       2024                                                            60,000            -
    9-1/8%       2024                                                             3,443         60,000
    8-3/8%       2026                                                           100,000        100,000
    7.70 %       2027                                                           200,000        200,000
                                                                             ----------      ---------
                                                                              1,121,793      1,056,076
Note (unsecured)
  Variable rate due 2016                                                         67,000         67,000
Obligations under capital lease (Note B)                                         41,870         42,604
Unamortized discount - net                                                      (22,665)       (18,737)
Long-term debt due currently                                                    (19,254)       (19,633)
                                                                             ----------     ----------
       Total Long-Term Debt (Note J)                                          1,188,744      1,127,310
                                                                             ----------     ----------
       Total Capitalization                                                  $2,624,131     $2,519,760
                                                                             ==========     ==========

See Notes to Financial Statements.









                                     WISCONSIN ELECTRIC POWER COMPANY

                                      COMMON STOCK EQUITY STATEMENT



                                     Common Stock    Common Stock   Other Paid    Retained
                                        Shares      $10 Par Value   In Capital    Earnings       Total
                                     ------------   -------------   ----------    --------    -----------
                                                                   (Thousands of Dollars)
Balance - December 31, 1990            33,289,327      $332,893     $142,462      $704,969    $1,180,324


Net income                                                                         181,569       181,569

Cash dividends
  Common stock                                                                    (152,745)     (152,745)
  Preferred stock                                                                   (5,928)       (5,928)
                                      -----------      --------     --------      --------    ----------
Balance - December 31, 1991            33,289,327       332,893      142,462       727,865     1,203,220


Net income                                                                         161,742       161,742

Cash dividends
  Common stock                                                                     (65,000)      (65,000)
  Preferred stock                                                                   (5,928)       (5,928)

Other                                                                     65                          65
                                      -----------      --------     --------      --------    ----------
Balance - December 31, 1992            33,289,327       332,893      142,527       818,679     1,294,099


Net income                                                                         177,925       177,925

Cash dividends
  Common stock                                                                     (65,000)      (65,000)
  Preferred stock                                                                   (4,729)       (4,729)

Purchase of Preferred Stock                                           (2,854)                     (2,854)
Other                                                                                  245           245
                                      -----------      --------     --------      --------    ----------
Balance - December 31, 1993            33,289,327      $332,893     $139,673      $927,120    $1,399,686
                                      ===========      ========     ========      ========    ==========


See Notes to Financial Statements.






























                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS



A - Summary of Significant Accounting Policies
- ----------------------------------------------

General
- -------

The accounting records of the company are kept as prescribed by the Federal Energy Regulatory Commission (FERC), modified for requirements of the Public Service Commission of Wisconsin (PSCW).

Revenues
- --------

Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Fuel
- ----

The cost of fuel is expensed in the period consumed.

Property
- --------

Property is recorded at cost. Additions to and significant replacements of utility property are charged to utility plant at cost; minor items are charged to maintenance expense. Cost includes material, labor and allowance for funds used during construction (see Note G). The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated provision for depreciation when property is retired.

Deferred Regulatory Assets and Liabilities
- ------------------------------------------

Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company capitalizes as deferred regulatory assets incurred costs which are expected to be recovered in future utility rates. The company also records as deferred regulatory liabilities the current recovery in utility rates of costs which are expected to be paid in the future.

The significant portion of the company's deferred regulatory assets and liabilities relate to the amounts recorded due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). See Note F.

Statement of Cash Flows
- -----------------------

Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Conservation Investments
- ------------------------

The company directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, the company has capitalized certain conservation program costs. Utility rates approved by the PSCW provide for a current return on these conservation investments. Conservation investments are amortized to operating expense over a ten-year period.


B - Nuclear Operations
- ----------------------

The company has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust), which is treated as a capital lease. The nuclear fuel is leased for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and a management fee. In the event the company or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from the company. Under the lease terms, the company is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel.

Provided below is a summary of nuclear fuel investment at December 31 and interest expense on the nuclear fuel lease:
                                                   1993      1992      1991
                                                 --------  --------  --------
                                                     (Thousands of Dollars)
     Nuclear Fuel
       Under capital lease                       $ 91,201  $ 92,807
       Accumulated provision for amortization     (54,207)  (54,786)
       In process/stock                            15,671    15,779
                                                  -------   -------
           Total nuclear fuel                    $ 52,665  $ 53,800

     Interest expense on nuclear fuel lease      $  1,697  $  2,098  $  3,174

The future minimum lease payments under the capital lease and the present value of the net minimum lease payments as of December 31, 1993 are as follows:
                                     (Thousands of Dollars)

            1994                            $20,335
            1995                             12,992
            1996                              7,559
            1997                              2,881
            1998                                538
                                             ------
Total Minimum Lease Payments                 44,305
Less: Interest                               (2,435)
                                             ------
Present Value of Net Minimum
Lease Payments                              $41,870
                                             ======

- ---------------------------------

The estimated cost of disposal of spent fuel based on a contract with the U.S. Department of Energy (DOE) is included in nuclear fuel expense. The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning fund (fund) for the DOE's nuclear fuel enrichment facilities. Deposits to the fund will be derived in part from special assessments to utilities. The company has booked the remaining estimated liability of $36,774,000, which will be assessed over fourteen years. Assessments are included in nuclear fuel expense and reflected in utility rates.

Nuclear plant decommissioning is accrued as depreciation expense based on an external sinking fund method. Total decommissioning is currently estimated at $280 million in 1993 dollars and is subject to periodic review.

The Price-Anderson Act (Act) provides an aggregate limitation of $9.4 billion on public liability claims arising out of a nuclear incident. The company has $200 million of liability insurance from commercial sources. The Act also establishes an industry-wide retrospective rating plan under which nuclear reactor owners could be assessed up to $79 million per reactor (the company owns two), but not more than $10 million in any one year for each reactor, in the event of a nuclear incident.

An industry-wide insurance program, with an aggregate limit of $200 million, has been established to cover radiation injury claims of nuclear workers first employed after 1987. If claims in excess of the available funds develop, the company could be assessed a maximum of approximately $3.2 million per reactor.

The company has property damage, decontamination and decommissioning insurance totaling $2.2 billion for loss from damage at the Point Beach Nuclear Plant with Nuclear Mutual Limited (NML), Nuclear Electric Insurance Limited (NEIL), American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters. Under the NML and NEIL policies, the company has potential maximum retrospective premium liability per loss of $7.0 million and $14.2 million, respectively.

The company also maintains additional insurance with NEIL covering extra expenses of obtaining replacement power during a prolonged accidental outage (in excess of 21 weeks) at the Point Beach Nuclear Plant. This insurance coverage provides weekly indemnities of $3.5 million per unit for outages during the first year, declining to 67% of the amounts during the second and third years. Under the policy, the company's maximum retrospective premium liability is approximately $8.9 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect the company from material adverse impact.


C - Pension Plans
- -----------------

Effective in 1993, the PSCW adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS 87), for ratemaking. For 1992 and 1991, the PSCW recognized funded amounts for ratemaking and the company charged the following amounts to expense as paid, $3,962,000 and $3,739,000, respectively.

- ----------------------------

The company has several noncontributory pension plans covering all eligible employees. Pension benefits are based on years of service and the employee's compensation. The majority of the plans' assets are equity securities; other assets include corporate and government bonds, guaranteed investment contracts and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

In the opinion of the company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet future pension payment obligations to current and future retirees.


Pension Cost calculated per FAS 87           1993         1992        1991
- ----------------------------------        ---------    ---------   ---------
                                                 (Thousands of Dollars)
Components of Net Periodic Pension Cost,
  Year Ended December 31 -
  Cost of pension benefits earned by
   employees                              $   9,185    $   8,290    $  7,523
  Interest cost on projected benefit
   obligation                                31,650       28,874      27,394
  Actual return on plan assets              (37,846)     (14,090)    (88,243)
  Net amortization and deferral               1,176      (30,216)     51,694
                                          ---------    ---------    --------
Total pension cost (credit) calculated
 under FAS 87                             $   4,165    $  (7,142)   $ (1,632)
                                          =========    =========    ========
Actuarial Present Value of Accumulated
  Benefit Obligation, at December 31 -
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment              $ 343,265    $ 304,769
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                       6,124        5,905
                                          ---------    ---------
Total obligation                          $ 349,389    $ 310,674
                                          =========    =========
Funded Status of Plans: Pension Assets and
  Obligations at December 31 -
  Pension assets at fair market value     $ 483,391    $ 461,954
  Projected benefit obligation
   at present value                        (437,461)    (379,587)
  Unrecognized transition asset             (25,497)     (27,937)
  Unrecognized prior service cost               143       14,980
  Unrecognized net gain                        (954)     (50,112)
                                          ---------    ---------
Projected status of plans                 $  19,622    $  19,298
                                          =========    =========

- ----------------------------

Rates used for calculations (%) -
  Discount Rate-interest rate used to
   adjust for the time value of money           7.5          8.0         8.0
  Assumed rate of increase
   in compensation levels                       5.0          5.0         5.0
  Expected long-term rate of return
   on pension assets                            9.0          9.0         9.0


D - Benefits Other Than Pensions
- --------------------------------

In January 1993, the company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation. The PSCW has issued an order recognizing FAS 106 for ratemaking; therefore, adoption has no material impact on net income. For years prior to 1993 the cost of these postretirement benefits was expensed when paid and was $4,151,000 in 1992, and $4,365,000 in 1991.

The company sponsors defined benefit postretirement plans that cover both salaried and nonsalaried employees who retire at age 55 or older with at least 10 years of credited service. The postretirement medical plan provides coverage to retirees and their dependents. Retirees contribute to the medical plan. The group life insurance benefit is based on employee compensation and is reduced upon retirement.

Employees' Benefit Trusts (Trusts) are used to fund a major portion of postretirement benefits. The funding policy for the Trusts is to maximize tax deductibility. The majority of the Trusts' assets are mutual funds.

- -------------------------------------------

Postretirement Benefit Cost calculated per FAS 106      (Thousands of Dollars)
- --------------------------------------------------

Components of Net Periodic Postretirement Benefit Cost,
  Year Ended December 31, 1993 -
  Cost of postretirement benefits earned by employees     $   2,291
  Interest cost on projected benefit obligation               8,404
  Actual return on plan assets                               (2,096)
  Net amortization and deferral                               4,161
                                                          ---------
Total postretirement benefit cost calculated              $  12,760
  under FAS 106                                           =========

Funded Status of Plans: Postretirement Obligations
  and Assets at December 31 -
  Accumulated Postretirement Benefit Obligation at
   December 31, 1993 -
   Retirees                                               $ (57,061)
   Fully eligible active plan participants                  (13,434)
   Other active plan participants                           (43,485)
                                                          ---------
  Total obligation                                         (113,980)

  Postretirement assets at fair market value                 26,216
                                                          ---------
  Accumulated postretirement benefit obligation in
   excess of plan assets                                    (87,764)

  Unrecognized transition obligation                         77,943
  Unrecognized net loss                                       4,981
                                                           --------
Accrued Postretirement Benefit Obligation                  $ (4,840)
                                                           ========


Rates used for calculations (%) -
         Discount Rate-interest rate used to adjust
          for the time value of money                       7.5
         Assumed rate of increase in compensation levels    5.0
         Expected long-term rate of return on
          postretirement assets                             9.0
         Health care cost trend rate                       14.0 declining to
                                                            5.0 in 2002


Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $7,900,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $900,000.

- -------------------------------------------

Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (FAS 112), was issued in 1992. This statement establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The company adopted FAS 112 prospectively for 1994. It is anticipated that adoption will not have a material effect on net income.

The company has announced a Voluntary Severance Package (VSP) and Early Retirement Incentive Program (ERIP) effective January 1994 and March 1994, respectively to eligible employees. The availability of these plans to various bargaining units is based upon agreements made between the company and the unions. These plans are available to most management employees but not elected officers.

The VSP includes a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. ERIP provides for a monthly income supplement, medical benefits, and personal financial planning. It is estimated that 11-23% of total employees will elect one of these plans. The estimated cost associated with these plans is $27,000,000 - $65,000,000.


E - Depreciation
- -----------------

Depreciation expense is accrued at straight line rates, certified by the PSCW, which include estimates for salvage and removal costs.

Depreciation as a percent of average depreciable utility plant was 3.9% in 1993, 4.1% in 1992, and 4.0% in 1991.

Nuclear plant decommissioning is accrued as depreciation expense (see Note B).

F - Income Taxes
- ----------------

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

Following is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

                               1993           1992           1991
                             --------       --------       --------
                                     (Thousands of Dollars)

Current tax expense          $ 84,655       $ 77,775       $ 92,878
Investment tax credit-net      (4,123)        (3,960)        (4,381)
Deferred tax expense           12,034         10,083          6,148
                             --------       --------       --------
Total tax expense            $ 92,566       $ 83,898       $ 94,645
                             ========       ========       ========
Income before income
  taxes                      $270,491       $245,640       $276,214
                             ========       ========       ========
Expected tax at federal
  statutory rate             $ 94,672       $ 83,518       $ 93,913
State income tax net of
  federal tax reduction        10,808         12,242         13,820
Investment tax credit
  restored                     (4,738)        (4,071)        (4,394)
Other (no item over
  5% of expected tax)          (8,176)        (7,791)        (8,694)
                             --------       --------       --------
Total tax expense            $ 92,566       $ 83,898       $ 94,645
                             ========       ========       ========

FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the company's financial statements or tax returns, the adjustment of deferred tax balances to reflect tax rate changes and the recognition of previously unrecorded deferred taxes. The company adopted FAS 109 prospectively in 1993. Following is a summary of deferred income taxes as of December 31, 1993, after FAS 109 adoption, and December 31, 1992, prior to adoption.

- ---------------------------

                                               1993                 1992
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 44,888             $ 48,740
    Construction advances                      30,777                9,371
    Accrued vacation                            6,692                  -
    Other                                      15,431                3,285
                                             --------             --------
      Total Deferred Income Tax Assets       $ 97,788             $ 61,396
                                             ========             ========

  Deferred Income Tax Liabilities
    Plant related                            $383,796             $371,411
    Conservation investments                   51,882               43,665
    Other                                       9,039                  -
                                             --------             --------
      Total Deferred Income Tax Liabilities  $444,717             $415,076
                                             ========             ========

The company also has recorded deferred regulatory assets and liabilities of $155,881,000 and $167,403,000, respectively, as of December 31, 1993, which represent the future expected impact of deferred taxes on utility revenues. Adoption of FAS 109 had no material effect on net income.


G - Allowance for Funds Used During Construction (AFUDC)
- --------------------------------------------------------

AFUDC is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. On the income statement the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of noncash other income.

Utility rates approved by the PSCW provide for a current return on investment for selected long-term projects included in construction work in progress
(CWIP). AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1993, 11.10% in 1992, and 11.16% in 1991, as approved by the PSCW.

H - Transactions with Associated Companies
- ------------------------------------------

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. The company also buys gas from Wisconsin Natural (WN), another subsidiary of Wisconsin Energy Corporation, for electric generation at rates approved by the PSCW.

I - Preferred Stock
- -------------------

Serial Preferred Stock authorized but unissued is cumulative, $25 par value, 5,000,000 shares.

In the event of default in the payment of preferred dividends or in the mandatory redemption requirements, no dividends or other distributions may be paid on the company's common stock.

Redemption Not Required -

The 3.60% Series Preferred Stock is redeemable in whole or in part at the option of the company at $101 per share plus any accrued dividends.

Redemption Required -

In 1993 the company called for redemption 626,500 shares of its 6.75% Series Preferred Stock at a purchase price of $104.05 per share plus accrued dividends to the redemption date. In 1992 the company purchased 21,000 shares on the open market. The 6.75% Series Preferred Stock has a redemption requirement of 21,000 shares at par value annually on each June 1 with a noncumulative option to redeem up to 31,500 additional shares annually.


J - Long-Term Debt
- ------------------

The maturities through 1998 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease, see Note B) at December 31, 1993 are shown below.

                 1994      $     -
                 1995            -
                 1996        30,000,000
                 1997       130,000,000
                 1998        60,000,000

There are no sinking fund requirements for the years 1994 through 1998. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

K - Notes Payable
- -----------------

Short-term notes payable consist of:

                               December 31
                            1993         1992
                          --------     --------
                          (Thousands of Dollars)

     Banks                $ 50,000     $   -
     Commercial paper       67,903       73,724
                          --------     --------
                          $117,903     $ 73,724
                          ========     ========

Unused lines of credit for short-term borrowing amounted to $101,600,000 at December 31, 1993. In support of various informal lines of credit from banks, the company has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


L - Fair Value of Financial Instruments
- ---------------------------------------

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (FAS 107), requires, if practicable, disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The fair values provided below represent the amounts at which the financial instruments could have been exchanged between willing parties on December 31.

Fair value is estimated based upon the market value of the financial instrument or upon instruments with similar characteristics. For most financial instruments held by the company, book value approximates fair value. The value of financial instruments recognized on the balance sheet, for which book value does not approximate fair value, is as follows:

                                                  December 31
                                           1993                 1992
                                     Book       Fair        Book       Fair
                                     Value      Value       Value      Value
                                   --------   --------    --------   --------
                                             (Thousands of dollars)

     Nuclear Decommissioning
       Trust Fund                  $214,421   $231,991    $203,050   $213,049

     First Mortgage Bonds         1,121,793  1,169,432   1,056,076  1,066,491


In 1993, the FASB issued Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The company adopted FAS 115 prospectively in 1994. It is anticipated that adoption will not have a material effect on net income.

M - Information by Segments of Business
- ---------------------------------------

Year ended December 31                        1993        1992        1991
- ----------------------                        ----        ----        ----
                                                (Thousands of Dollars)

Electric Operations
  Operating revenues                      $1,347,844  $1,298,723  $1,292,809
  Operating income before income taxes       329,727     299,902     323,075
  Depreciation                               149,646     147,859     132,912
  Construction expenditures                  305,467     292,031     212,408

Steam Operations
  Operating revenues                          14,090      13,093      12,986
  Operating income before income taxes         3,147       2,235       2,479
  Depreciation                                 1,185       1,108       1,085
  Construction expenditures                    4,940       1,530       2,803

Total
  Operating revenues                       1,361,934   1,311,816   1,305,795
  Operating income before income taxes       332,874     302,137     325,554
  Depreciation                               150,831     148,967     133,997
  Construction expenditures
    (including nonutility)                   310,513     293,589     215,446

At December 31
- --------------
Net Identifiable Assets
  Electric                                $3,665,536  $3,262,031  $3,028,283
  Steam                                       25,119      20,972      20,963
  Nonutility                                   2,901       2,842       2,887
                                          ----------  ----------  ----------
Total Assets                              $3,693,556  $3,285,845  $3,052,133
                                          ==========  ==========  ==========


N - Commitments and Contingencies
- ---------------------------------

Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.


O - Subsequent Event
- --------------------

In January 1994, Wisconsin Energy Corporation, the parent company of Wisconsin Electric, announced plans to merge its wholly-owned natural gas utility subsidiary, Wisconsin Natural Gas Company, into Wisconsin Electric. The merger, subject to requisite regulatory and other approvals, is anticipated to be effective by year-end 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  the Stockholders of Wisconsin Electric Power Company

In our opinion, the financial statements listed under Item 14(a)(1) and (2) on pages 58 and 59 present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. As discussed in the Notes to Financial Statements, the Company changed its method of accounting for income taxes and postretirement benefits effective
January 1, 1993.  We concur with these changes in accounting.







/s/Price Waterhouse
- -------------------
PRICE WATERHOUSE


Milwaukee, Wisconsin
January 26, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information under "Information Concerning Nominees for Directors" in Wisconsin Electric's definitive Information Statement to be dated April 15, 1994 is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information under "Compensation" in Wisconsin Electric's definitive Information Statement to be dated April 15, 1994 is incorporated herein by reference (except for the information under "Compensation Committee Report on Executive Compensation Matters").


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Wisconsin Electric's Common Stock (100% of such class) is owned by the parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. In accordance with General Instruction G(3) of Form 10-K, the information concerning their beneficial ownership of Wisconsin Energy stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in Wisconsin Electric's definitive Information Statement to be dated April 15, 1994 is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements and Report of Independent Accountants

                 Included in Part II of this report:

                   Income Statement for the three years ended December 31,
                     1993

                   Statement of Cash Flows for the three years ended
                     December 31, 1993

                   Balance Sheet at December 31, 1993 and 1992

                   Capitalization Statement at December 31, 1993 and 1992

                   Common Stock Equity Statement for the three years ended
                     December 31, 1993

                   Notes to Financial Statements

                   Report of Independent Accountants



              2. Financial Statement Schedules

                 Included in Part IV of this report:

                   For the three years ended December 31, 1993

                     Schedule V       Property, Plant and Equipment

                     Schedule VI Accumulated Depreciation, Depletion, and Amortization of Property, Plant and Equipment

                     Schedule IX      Short-Term Borrowings

                     Schedule X       Supplementary Income Statement
                                      Information

                   As of December 31, 1993

                     Schedule VII     Guarantees of Securities of Other
                                      Issuers

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

               3. Exhibits

                  The following Exhibits are filed with this report:

                  Exhibit No.

                 (23)     Consent of Independent Accountants, dated
                          March 30, 1994 appearing on page 68 of this Annual Report on Form 10-K for the year ended
                          December 31, 1993.

In addition to the Exhibits shown above, which are filed herewith, Wisconsin Electric hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

                   (3)-1 Amended and Restated Articles of Incorporation of Wisconsin Electric Power Company dated March 23, 1987. (Exhibit (3)-2 to Wisconsin Electric's 1987 Form 10-K in File No. 1-1245)

                       2 Bylaws of Wisconsin Electric Power Company, as amended to November 25, 1992. (Exhibit (3)-1 to Wisconsin Electric's 1992 Form 10-K in File No. 1-1245)

                   (4)-1 Reference is made to Article III of the Amended and Restated Articles of Incorporation of Wisconsin Electric dated March 23, 1987
                          (Exhibit (3)-1 herein).


Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
- ------------------------------------------------------------------------------
(4)- 2  Mortgage and    Wisconsin   10/28/38      B-1         2-4340
        Deed of Trust   Electric
                         ("WE")
     3  Second             WE       6/1/46        7-C         2-6422
     4  Third              WE       3/1/49        7-C         2-8456
     5  Fourth             WE       6/1/50        7-D         2-8456
     6  Fifth              WE       5/1/52        4-G         2-9588
     7  Sixth              WE       5/1/54        4-H         2-10846
     8  Seventh            WE       4/15/56       4-I         2-12400
     9  Eighth             WE       4/1/58        2-I         2-13937
    10  Ninth              WE       11/15/60      2-J         2-17087
    11  Tenth              WE       11/1/66       2-K         2-25593
    12  Eleventh           WE       11/15/67      2-L         2-27504
    13  Twelfth            WE       5/15/68       2-M         2-28799
    14  Thirteenth         WE       5/15/69       2-N         2-32629
    15  Fourteenth         WE       11/1/69       2-0         2-34942
    16  Fifteenth          WE       7/15/76       2-P         2-54211
    17  Sixteenth          WE       1/1/78        2-Q         2-61220
    18  Seventeenth        WE       5/1/78        2-R         2-61220
    19  Eighteenth         WE       5/15/78       2-S         2-61220
    20  Nineteenth         WE       8/1/79      (a)2(a)       1-1245 (9/30/79
                                                                Form 10-Q)
    21  Twentieth          WE       11/15/79    (a)2(a)       1-1245 (12/31/79
                                                                Form 10-K)
    22  Twenty-First       WE       4/15/80     (4)-21        2-69488
    23  Twenty-Second      WE       12/1/80     (4)-1         1-1245 (12/31/80
                                                                Form 10-K)
    24  Twenty-Third       WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                                Form 10-Q)
    25  Twenty-Four        WE       9/15/85     (4)-2         1-1245 (9/30/85
                                                                Form 10-Q)
    26  Twenty-Fifth       WE      12/15/86     (4)-25        1-1245 (12/31/86
                                                                Form 10-K)
    27  Twenty-Sixth       WE       1/15/88        4          1-1245 (1/26/88
                                                                Form 8-K)

Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
- ------------------------------------------------------------------------------
    28  Twenty-Seventh     WE       4/15/88        4          1-1245 (3/31/88
                                                                Form 10-Q)
    29  Twenty-Eighth      WE        9/1/89        4          1-1245 (9/30/89
                                                                Form 10-Q)
    30  Twenty-Ninth       WE       10/1/91     (4)-1         1-1245 (12/31/91
                                                                Form 10-K)
    31  Thirtieth          WE       12/1/91     (4)-2         1-1245 (12/31/91
                                                                Form 10-K)
    32  Thirty-First       WE        8/1/92     (4)-1         1-1245 (6/30/92
                                                                Form 10-Q)
    33  Thirty-Second      WE        8/1/92     (4)-2         1-1245 (6/30/92
                                                                Form 10-Q)
    34  Thirty-Third       WE       10/1/92     (4)-1         1-1245 (9/30/92
                                                                Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92     (4)-2         1-1245 (9/30/92
                                                                Form 10-Q)
    36  Thirty-Fifth       WE      12/15/92     (4)-1         1-1245 (12/31/92
                                                                Form 10-K)
    37  Thirty-Sixth       WE       1/15/93     (4)-2         1-1245 (12/31/92
                                                                Form 10-K)
    38  Thirty-Seventh     WE       3/15/93     (4)-3         1-1245 (12/31/92
                                                                Form 10-K)
    39  Thirty-Eighth      WE       8/01/93     (4)-1         1-1245 (6/30/93
                                                                Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93     (4)-1         1-1245 (9/30/93
                                                                Form 10-Q)

        All agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.


(10)-1 Purchase and Sale Agreement by and among The Cleveland-Cliffs Iron Company, Cliffs Electric Service Company, Upper Peninsula Generating Company, Upper Peninsula Power Company and Wisconsin Electric Power Company, dated as of December 8, 1987. (Exhibit 10 to Wisconsin Electric's Form 8-K dated December 18, 1987 in File No. 1-1245)

     2 Supplemental Benefits Agreement between Wisconsin Energy Corporation and employee Richard A. Abdoo dated December 14, 1990. (Exhibit
        (10)-2 to Wisconsin Energy's 1990 Form 10-K in File No. 1-9057) *

     3 Supplemental Benefits Agreement between Wisconsin Electric and employee John W. Boston dated December 14, 1990. (Exhibit (10)-1 to Wisconsin Electric's 1990 Form 10-K in File No. 1-1245) *

     4 Supplemental Benefits Agreement between Wisconsin Electric and employee Robert H. Gorske dated December 14, 1990. (Exhibit (10)-3 to Wisconsin Energy's 1990 Form 10-K in File No. 1-9057) *

     5 Director's Deferred Compensation Plan of Wisconsin Electric Power Company, effective January 1, 1987. (Exhibit (10)-(b) to Wisconsin Electric's Form 8-K dated January 2, 1987 in File No. 1-1245) *

     6 Service Agreement dated January 1, 1987 between Wisconsin Electric Power Company, Wisconsin Energy Corporation and other non-utility affiliated companies (Exhibit (10)-(a) to Wisconsin Electric's Form 8-K dated January 2, 1987 in File No. 1-1245)

     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans in which directors or executive officers of the Registrant are eligible to participate are not filed in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

However, a report on Form 8-K dated January 24, 1994 was filed by Wisconsin Electric reporting the announced plan to merge Wisconsin Energy's wholly-owned natural gas utility subsidiary, Wisconsin Natural into Wisconsin Electric, anticipated to be effective by year-end 1994.




                                 WISCONSIN ELECTRIC POWER COMPANY


                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (Note A)
                                            DECEMBER 31
             Col. A                                      Col. F
         --------------                  --------------------------------------------------
         Classification                         1993               1992              1991
                                                      (Thousands of Dollars)
     Electric Utility Plant
        Production Plant                    $2,017,504         $1,913,763        $1,840,616
        Transmission Plant                     305,118            299,972           251,032
        Distribution Plant                   1,467,969          1,344,764         1,266,146
        General Plant                          282,902            257,191           235,685
        Property Held for Future Use             6,301              5,800             5,220
        Work in Progress                       208,826            180,413           127,929
                                            ----------         ----------        ----------
           Total Electric Utility Plant      4,288,620          4,001,903         3,726,628

     Steam Utility Plant
        Production Plant                           585                585               585
        Distribution Plant                      38,019             32,130            30,952
        General Plant                              509                462               438
        Work in Progress                             8              1,038               936
                                            ----------         ----------        ----------
           Total Steam Utility Plant            39,121             34,215            32,911

     Nuclear Fuel                              106,872            108,586           112,716
                                            ----------         ----------        ----------
           Total Utility Plant               4,434,613          4,144,704         3,872,255

     Nonutility Property                         3,891              3,491             3,560
                                            ----------         ----------        ----------
           Total Property and Plant         $4,438,504         $4,148,195        $3,875,815
                                            ==========         ==========        ==========


Note A - Neither total additions nor total retirements in 1993, 1992 or 1991 amounted to more than 10% of the total property balances at December 31 of the respective year.  All additions were for ordinary extensions and improvements of the system.
         Total additions, including Allowance for Funds Used During Construction of
         $13,188,000 in 1993, $10,589,000 in 1992, and $10,787,000 in 1991, and retirements are shown below.

                                      1993         1992         1991
                                      ----         ----         ----
                                           (Thousands of Dollars)

              Total Additions       $344,193     $322,224     $245,420
              Total Retirements       53,884       49,844       78,023

Depreciation and Amortization -

Depreciation expense is accrued at straight line rates certified by the PSCW.  Nuclear plant decommissioning is accrued as depreciation expense.  Average depreciation rates were 3.9% in 1993, 4.1% in 1992, and 4.0% in 1991 for electric plant and 3.4% in 1993,
3.4% in 1992, and 3.6% in 1991 for steam utility plant.  Amortization of nuclear fuel is accrued based on fuel consumed.
















                                 WISCONSIN ELECTRIC POWER COMPANY


                       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                           AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
       Col. A                    Col. B     Col. C      Col. D        Col. E       Col. F
                                           Additions                  Other
                               Balance at  Charged to                Changes-    Balance at
                               Beginning   Costs and                   Add         End of
     Description               of Period    Expenses  Retirements    (Deduct)      Period
                                                       (Note A)
                               ----------  ---------- -----------    --------    ----------
                                                 (Thousands of Dollars)
Year Ended December 31, 1993:
- -----------------------------
   Accumulated Depreciation
      Electric Utility        $1,653,090    $155,225     $38,891    $(1,202)      $1,768,222
      Steam Utility               15,174       1,148         367        (67)          15,888
                              ----------    --------     -------     -------      ----------
        Total Utility          1,668,264     156,373      39,258     (1,269)       1,784,110
      Nonutility Property            648          27          46        361              990
                              ----------    --------     -------     -------      ----------
         Total                 1,668,912     156,400      39,304       (908)       1,785,100

  Accumulated Amortization
      Electric Utility -
      Nuclear Fuel                54,786      21,610      22,189          -           54,207
                              ----------    --------     -------     -------      ----------
         Total                $1,723,698    $178,010     $61,493    $  (908)      $1,839,307
                              ==========    ========     =======     =======      ==========

Year Ended December 31, 1992:
- -----------------------------
   Accumulated Depreciation
      Electric Utility        $1,534,539    $153,307     $33,987    $  (769)      $1,653,090
      Steam Utility               14,236       1,094          88        (68)          15,174
                              ----------    --------     -------     -------      ----------
        Total Utility          1,548,775     154,401      34,075       (837)       1,668,264
      Nonutility Property            673          24          49          -              648
                              ----------    --------     -------     ------       ----------
           Total               1,549,448     154,425      34,124       (837)       1,668,912

   Accumulated Amortization
      Electric Utility
      Nuclear Fuel                55,817      21,144      22,175          -           54,786
                              ----------    --------     -------     ------       ----------
           Total              $1,605,265    $175,569     $56,299    $  (837)      $1,723,698
                              ==========    ========     =======     ======       ==========

Year Ended December 31, 1991:
- -----------------------------
   Accumulated Depreciation
      Electric Utility        $1,446,713    $141,726     $52,108    $(1,766)
                                                                        (26)(B)   $1,534,539
      Steam Utility               13,486       1,052         309          9
                                                                         (2)(B)       14,236
                              ----------    --------     -------     ------       ----------
        Total Utility          1,460,199     142,778      52,417     (1,785)       1,548,775
      Nonutility Property          1,318          37         710         28 (B)          673
                              ----------    --------     -------     ------       ----------
           Total               1,461,517     142,815      53,127     (1,757)       1,549,448

   Accumulated Amortization
      Electric Utility
      Nuclear Fuel                60,630      22,541      27,354          -           55,817
                              ----------    --------     -------     ------       ----------
           Total              $1,522,147    $165,356     $80,481    $(1,757)      $1,605,265
                              ==========    ========     =======     ======       ==========

Notes:   A - After deduction of net salvage from property retired.
         B - Includes transfers between electric utility, steam utility and nonutility property.






                        WISCONSIN ELECTRIC POWER COMPANY


            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                DECEMBER 31, 1993


     Column A                Column B            Column C          Column D
     --------                --------            --------          --------
                                                                 Amount Owned
                                                                 By Person or
  Name of Issuer of       Title of Issue       Total Amount      Persons for
Securities Guaranteed    of Each Class of       Guaranteed           Which
 By Person for Which        Securities              and          Statement is
 Statement is Filed         Guaranteed          Outstanding          Filed
- ---------------------    ----------------      -------------     -------------

Wisconsin Electric          Commercial         $42,225,000(a)(b)     ---
   Fuel Trust                 Paper







 Column E                    Column F                    Column G
 --------                    --------                    --------
                                                   Name of any Default
 Amount in                                       By Issuer of Securities
Treasury of                                      Guaranteed in Principal,
 Issuer of                                        Interest, Sinking Fund
Securities                  Nature of            or Redemption Provisions,
Guaranteed                  Guarantee            or Payments of Dividends
- ----------                  ---------            -------------------------

  ---                      Principal,                       ---
                          interest and
                             other
                           financing
                           costs (c)


(a) The Wisconsin Electric Fuel Trust owns nuclear fuel financed by the sale of commercial paper. The nuclear fuel is leased to Wisconsin Electric. The commercial paper is backed by a revolving line of bank credit.
(b)  A maximum of $75,000,000 of obligations may be incurred.
(c) Principal, interest and other financing costs of borrowings are guaranteed through rent payments by Wisconsin Electric under a nuclear fuel lease agreement and are further guaranteed by a group of banks which will loan money if needed if payments by Wisconsin Electric are not sufficient. The line of revolving bank credit would be generally available to finance the trust's ownership for a period of three years if the trust were unable to sell its commercial paper. Wisconsin Electric is in effect the ultimate guarantor of the commercial paper and the revolving line of bank credit.


                                       WISCONSIN ELECTRIC POWER COMPANY
                                     SCHEDULE IX - SHORT-TERM BORROWINGS

Col. A                        Col. B         Col. C         Col. D             Col. E            Col. F
                                                           Maximum             Average          Weighted
                                            Weighted        Amount              Amount           Average
                            Balance at       Average      Outstanding        Outstanding        Interest
Category of Aggregate         End of        Interest      During the         During the        Rate During
Short-Term Borrowings         Period          Rate          Period             Period          the Period
                             (Note A)                                         (Note B)          (Note C)
- ---------------------      -----------      --------      ------------       -----------       -----------
                                              (Thousands of Dollars)
Year 1993
- ---------
Notes payable to banks      $ 50,000          3.28%        $ 50,000           $18,286             3.16%
Commercial paper              67,903          3.34%          67,903            35,656             4.44%


Year 1992
- ---------
Notes payable to banks           -              -          $ 25,000           $ 6,219             3.27%
Commercial Paper            $ 73,724          4.00%        $ 81,107           $50,006             4.20%

Year 1991
- ---------
Commercial Paper            $ 38,904          4.56%        $ 85,768           $70,645             6.12%




Note A - Commercial paper outstanding at December 31, 1993 is due within one month.
Note B - Based on daily amounts outstanding.
Note C - The weighted average interest rate was derived by relating short-term interest expense to average short-term loans outstanding.











































                       WISCONSIN ELECTRIC POWER COMPANY


            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION (Note A)




               Col. A                               Col. B
                                         Charged to Costs and Expenses
                                        ------------------------------
            Item                        1993         1992         1991
            ----                        ----         ----         ----
                                            (Thousands of Dollars)

Taxes other than payroll and
     income taxes

     Wisconsin license fee tax        $38,412        $38,269      $35,702

     Other                             15,062         14,101        6,633
                                      -------        -------      -------
                 Total                $53,474        $52,370      $42,335
                                      =======        =======      =======

Note A - Maintenance expense and depreciation are shown on the Income
         Statement. No royalties were paid and advertising costs did not exceed 1% of revenues.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-49199 and 33-51749) of Wisconsin Electric Power Company of our report dated January 26, 1994 appearing on page 57 of this Form 10-K.







/s/ Price Waterhouse
- --------------------
PRICE WATERHOUSE


Milwaukee, Wisconsin
March 30, 1994

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WISCONSIN ELECTRIC POWER COMPANY


                                        /s/R. A. Abdoo
                                    By -------------------------------------
Date     March 30, 1994                 (R. A. Abdoo, Chairman of the Board
                                            and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature and Title                                         Date


   /s/R. A. Abdoo
- ---------------------------------------------------         March 30, 1994
   (R. A. Abdoo, Chairman of the Board and
    Chief Executive Officer and Director
    - Principal Executive Officer)


   /s/J. W. Boston
- ---------------------------------------------------         March 30, 1994
   (J. W. Boston, President and Chief Operating
    Officer and Director)


   /s/J. G. Remmel
- ---------------------------------------------------         March 30, 1994
   (J. G. Remmel, Chief Financial Officer and
    Director - Principal Financial Officer)


   /s/A. K. Klisurich
- ---------------------------------------------------         March 30, 1994
   (A. K. Klisurich, Controller
    - Principal Accounting Officer)


   /s/D. K. Porter
- ---------------------------------------------------         March 30, 1994
   (D. K. Porter, Senior Vice President
    and Director)

    Signature and Title                                         Date


   /s/R. H. Gorske
- ----------------------------------------------------        March 30, 1994
   (R. H. Gorske, Vice President and
    General Counsel and Director)



- ---------------------------------------------------
   (J. F. Bergstrom, Director)


   /s/R. A. Cornog
- ----------------------------------------------------        March 30, 1994
   (R. A. Cornog, Director - designate)


   /s/G. B. Johnson
- ----------------------------------------------------        March 30, 1994
   (G. B. Johnson, Director)


   /s/J. L. Murray
- ----------------------------------------------------        March 30, 1994
   (J. L. Murray, Director)


   /s/M. W. Reid
- ----------------------------------------------------        March 30, 1994
   (M. W. Reid, Director)


   /s/F. P. Stratton, Jr.
- ----------------------------------------------------        March 30, 1994
   (F. P. Stratton, Jr., Director)


   /s/J. G. Udell
- ----------------------------------------------------        March 30, 1994
   (J. G. Udell, Director)

                       Wisconsin Electric Power Company

                                 EXHIBIT INDEX
                                 -------------

                        1993 Annual Report on Form 10-K


Exhibit
Number
- -------

(23) Consent of Independent Accountants, dated March 30, 1994 appearing on page 68 of this Annual Report on Form 10-K for the year ended December 31, 1993.






The foregoing Exhibit is filed with this report. The additional Exhibits which are incorporated by reference are listed in Item 14(a)(3) of this report.