Form 10-Q
period 1994-03-31
WISCONSIN ELECTRIC POWER CO
filed 1994-05-13
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 -------------    -------------

                         Commission file number 1-1245

                       WISCONSIN ELECTRIC POWER COMPANY
            (Exact name of registrant as specified in its charter)


            Wisconsin                                    39-0476280
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


231 West Michigan Street, P.O. Box 2046, Milwaukee, Wisconsin      53201
          (Address of principal executive offices)               (Zip Code)


                                (414) 221-2590
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at May 2, 1994
     --------------------------            --------------------------
     $10 Par Value Common Stock                 33,289,327 Shares

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     WISCONSIN ELECTRIC POWER COMPANY

                                        CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                               Three Months Ended March 31
                                                               ---------------------------
                                                            1994                        1993
                                                            ----                        ----
                                                                (Thousands of Dollars)
Operating Revenues
  Electric                                                $355,239                   $333,908
  Steam                                                      6,863                      5,743
                                                          --------                   --------
        Total Operating Revenues                           362,102                    339,651

Operating Expenses
  Fuel                                                      72,476                     68,187
  Purchased power                                           11,594                     13,938
  Other operation expenses                                  91,103                     80,834
  Maintenance                                               31,999                     35,978
  Revitalization                                            63,500                       -
  Depreciation                                              39,893                     36,208
  Taxes other than income taxes                             19,140                     17,634
  Federal income tax                                        16,752                     17,882
  State income tax                                           4,016                      4,376
  Deferred income taxes - net                              (16,536)                     2,517
  Investment tax credit - net                               (1,020)                      (990)
                                                          --------                   --------
        Total Operating Expenses                           332,917                    276,564

Operating Income                                            29,185                     63,087

Other Income and Deductions
  Interest income                                            3,614                      3,514
  Allowance for other funds used
    during construction                                      1,253                      2,006
  Miscellaneous - net                                        1,798                      3,330
  Income taxes                                                (609)                    (1,083)
                                                          --------                   --------
        Total Other Income and Deductions                    6,056                      7,767

Income Before Interest Charges                              35,241                     70,854

Interest Charges
  Interest expense                                          25,082                     25,694
  Allowance for borrowed funds used
    during construction                                       (708)                    (1,093)
                                                          --------                   --------
        Total Interest Charges                              24,374                     24,601
                                                          --------                   --------
Net Income                                                  10,867                     46,253

Preferred Stock Dividend Requirement                           389                      1,447
                                                          --------                   --------
Earnings Available for Common Stockholder                 $ 10,478                   $ 44,806
                                                          ========                   ========

Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.


See accompanying notes to financial statements.






                                          - 2 -

                                     WISCONSIN ELECTRIC POWER COMPANY                                                     FORM 10-Q

                                          CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                         March 31, 1994            December 31, 1993
                                                         --------------            -----------------
                                                                   (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Electric                                                 $4,111,747                 $4,079,794
  Steam                                                        39,902                     39,113
  Accumulated provision for depreciation                   (1,825,593)                (1,784,110)
                                                           ----------                 ----------
                                                            2,326,056                  2,334,797
  Construction work in progress                               223,612                    208,834
  Nuclear fuel - net                                           51,501                     52,665
                                                           ----------                 ----------
     Net Utility Plant                                      2,601,169                  2,596,296

Other Property and Investments                                383,783                    375,457

Current Assets
  Cash and cash equivalents                                    27,131                     13,421
  Accounts receivable                                          91,793                     91,849
  Accrued utility revenues                                     83,653                     89,306
  Materials, supplies and fossil fuel                         111,204                    127,312
  Prepayments and other assets                                 57,328                     53,812
                                                           ----------                 ----------
     Total Current Assets                                     371,109                    375,700
                                                           ----------                 ----------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                           116,200                     97,788
  Other                                                       246,514                    248,315
                                                           ----------                 ----------
     Total Deferred Charges and Other Assets                  362,714                    346,103
                                                           ----------                 ----------
Total Assets                                               $3,718,775                 $3,693,556
                                                           ==========                 ==========

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                             $  487,566                 $  472,566
  Retained earnings                                           903,653                    927,120
                                                           ----------                 ----------
     Total Common Stock Equity                              1,391,219                  1,399,686
  Preferred stock - redemption not required                    30,451                     30,451
  Preferred stock - redemption required                         5,250                      5,250
  Long-term debt                                            1,185,195                  1,188,744
                                                           ----------                 ----------
     Total Capitalization                                   2,612,115                  2,624,131

Current Liabilities
  Long-term debt due currently                                 18,247                     19,254
  Short-term debt                                             104,939                    117,903
  Accounts payable                                             59,590                     81,630
  Accrued liabilities                                          73,204                     61,775
  Other                                                        19,325                     13,238
                                                           ----------                 ----------
     Total Current Liabilities                                275,305                    293,800

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           449,565                    444,717
  Other                                                       381,790                    330,908
                                                           ----------                 ----------
     Total Deferred Credits and Other Liabilities             831,355                    775,625
                                                           ----------                 ----------

Total Capitalization and Liabilities                       $3,718,775                 $3,693,556
                                                           ==========                 ==========

See accompanying notes to financial statements

                                           -3-

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                1994                   1993
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                                  $ 10,867               $ 46,253
  Reconciliation to cash:
    Depreciation                                                39,893                 36,208
    Nuclear fuel expense - amortization                          5,816                  5,890
    Conservation expense - amortization                          6,152                  3,342
    Debt premium, discount & expense - amortization              3,657                  2,306
    Revitalization - net                                        50,807                    -
    Deferred income taxes - net                                (16,536)                 2,517
    Investment tax credit - net                                 (1,020)                  (990)
    Allowance for other funds used during construction          (1,253)                (2,006)
    Change in: Accounts receivable                                  56                 (5,602)
               Inventories                                      16,108                 20,589
               Accounts payable                                (22,040)               (16,630)
               Other current assets                              2,137                  2,153
               Other current liabilities                        17,516                 21,002
    Other                                                        1,410                 (4,792)
                                                              --------               --------
Cash Provided by Operating Activities                          113,570                110,240

Investing Activities:
  Construction expenditures                                    (48,737)               (52,471)
  Allowance for borrowed funds used during construction           (708)                (1,093)
  Nuclear fuel                                                  (4,806)                (2,916)
  Nuclear decommissioning trust                                 (3,113)                (2,451)
  Conservation investments - net                                (4,355)                (5,842)
  Other                                                         (1,212)                   234
                                                              --------               --------
Cash Used in Investing Activities                              (62,931)               (64,539)

Financing Activities:
  Sale of long-term debt                                           -                  223,765
  Retirement of long-term debt                                  (4,876)              (243,480)
  Change in short-term debt                                    (12,964)               (29,798)
  Stockholder contribution                                      15,000                    -
  Dividends on stock - common                                  (33,700)               (16,250)
                     - preferred                                  (389)                (1,447)
                                                              --------               --------
Cash Used in Financing Activities                              (36,929)               (67,210)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $ 13,710               $(21,509)
                                                              ========               ========

Supplemental Information Disclosures:
  Cash Paid for -
    Interest (net of amount capitalized)                      $ 22,842               $ 20,336
    Income taxes                                                 7,501                 11,500


See accompanying notes to financial statements.















                                          - 4 -

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months ended March 31, 1994 are not, however, necessarily indicative of the results which may be expected for the year 1994 because of seasonal and other factors.

2. In the first quarter of 1994, Wisconsin Electric Power Company recorded a $63.5 million charge related to its revitalization program. The charge reflects primarily the costs of voluntary severance and early retirement packages which are being used to reduce employee staffing levels.

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Electric Power Company's ("Wisconsin Electric") operating activities totaled $114 million during the three months ended
March 31, 1994. This compares to $110 million provided during the same period in 1993.

Wisconsin Electric's investing activities totaled $63 million for the three months ended March 31, 1994 compared to $65 million during the same period in 1993. Investments during the first quarter of 1994 include $49 million for the construction of new or improved facilities, $5 million for acquisition of nuclear fuel, $4 million for net capitalized conservation expenditures and $3 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant.

Capital requirements for the remainder of 1994 are expected to be principally for construction expenditures, capitalized conservation programs and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. Exclusive of possible debt refundings, Wisconsin Electric tentatively plans to issue approximately $100 million of long-term debt in a public offering later in 1994. The specific form, amount and timing of debt securities to be issued have not yet been determined and will depend, to a large extent, on market conditions.


RESULTS OF OPERATIONS

Earnings decreased $34 million during the first quarter of 1994 compared to the same period during 1993, primarily reflecting a non-recurring restructuring charge of approximately $39 million (net of tax). This charge includes the cost of voluntary severance and early retirement packages which are being used to reduce employee staffing levels at Wisconsin Electric. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Contributing positively to earnings during the first quarter of 1994 were increased kilowatt-hour sales. Excluding the non-recurring charge, earnings would have increased approximately $5 million during the first quarter of 1994 compared to the same period during 1993.

The 6.6% increase in operating revenues reflects higher kilowatt-hour sales and various rate increases at Wisconsin Electric.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


RESULTS OF OPERATIONS - Cont'd

The projected annualized revenue impact of rate changes authorized by regulatory commissions which impact 1993 and 1994 operating revenues are as follows:
                                   Revenue       Percent
                                   Increase     Change in    Effective
          Company/Service         (Decrease)      Rates        Date
      ------------------------   ------------   ---------   -----------
      Wisconsin Electric
       * Retail electric, WI      $2,448,000       0.2%       02/17/93
         Steam heating               505,000       3.5        02/17/93
         Wholesale electric        6,000,000      10.6        06/09/93
         Retail electric, MI       1,366,000       4.3        07/09/93
      ------------------------
       * The $2.4 million annualized rate increase effective February 17, 1993 represents the net rate increase after the elimination of a fuel adjustment rate reduction in effect since May 1992.


ELECTRIC SALES
                                   Three Months Ended March 31
                                   ---------------------------
Electric Sales - Megawatt Hours        1994            1993       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,795,445        1,702,184       5.5
Small Commercial and Industrial     1,657,786        1,571,359       5.5
Large Commercial and Industrial     2,462,432        2,377,866       3.6
Other                                 439,421          498,756     (11.9)
                                   ----------       ----------
Total Retail and Municipal          6,355,084        6,150,165       3.3
Resale-Utilities                      391,458          233,707      67.5
                                   ----------       ----------
Total Sales                         6,746,542        6,383,872       5.7
- -------------------------------

Total electric kilowatt-hour sales during the first quarter of 1994 were positively impacted by, among other things, colder weather conditions. As measured by heating degree days, the first quarter of 1994 was 9.4% colder compared to the same period during 1993.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, increased 2.6% during the quarter ended March 31, 1994 compared to the same period during 1993. Excluding the mines, total electric sales increased 6.0% and sales to all other large commercial and industrial customers increased 3.8% during the first quarter of 1994 compared to the same period during 1993.

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see ITEM 5. OTHER INFORMATION in
Part II.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         PART II -  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

KIMBERLY COGENERATION FACILITY

As previously reported, in November 1993, the Public Service Commission of Wisconsin ("PSCW"), after conducting a competitive bidding process, issued an order selecting a proposal submitted by an unaffiliated independent power producer ("IPP") to construct a 220 megawatt generation facility to meet a portion of Wisconsin Electric's anticipated increase in system supply needs. Included among the competing bids was Wisconsin Electric's proposed Kimberly Cogeneration Facility, a 220 megawatt cogeneration facility which was intended to also provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1995.

Prior to the PSCW selection, Wisconsin Electric had made commitments toward its proposed facility amounting to approximately $70 million, of which approximately $60 million had been expended prior to December 31, 1993. These commitments were primarily associated with the procurement of combustion turbines, the steam turbine and the heat recovery boiler in order to achieve the in-service dates as agreed to in a steam service contract with Repap.

Wisconsin Electric is currently evaluating its options regarding its Kimberly Cogeneration Facility investment if the project does not proceed. (Wisconsin Electric's Kimberly project was given second preference by the PSCW should the selected IPP proposal fail to proceed.) The material procured to date is a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. Wisconsin Electric believes that a market for the equipment exists and is investigating opportunities to sell the equipment or to use it in another power project. At this time, Wisconsin Electric does not believe that the PSCW's selection of an IPP proposal will have a material adverse effect on its financial condition.

For additional information regarding this matter, see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in
PART II of Wisconsin Electric's Annual Report on Form 10-K for the year ended December 31, 1993 and ITEM 5. OTHER INFORMATION in PART II of Wisconsin Electric's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1993 and September 30, 1993.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K:

     A report on Form 8-K dated January 24, 1994 was filed by Wisconsin Electric reporting the announced plan to merge Wisconsin Energy's wholly-owned natural gas utility subsidiary, Wisconsin Natural into Wisconsin Electric, anticipated to be effective by year-end 1994.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                      s/ R. A. Abdoo
                                      --------------------------------------
Date:    May 13, 1994                 R. A. Abdoo, Chairman of the Board
                                        and Chief Executive Officer




                                      s/ A. K. Klisurich
                                      --------------------------------------
Date:    May 13, 1994                 A. K. Klisurich, Controller - Chief
                                        Accounting Officer