Form 10-Q
period 1994-06-30
WISCONSIN ELECTRIC POWER CO
filed 1994-08-12
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1994

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


                                (414) 221-2590
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at August 1, 1994
     --------------------------             -----------------------------
     $10 Par Value Common Stock                   33,289,327 Shares

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     WISCONSIN ELECTRIC POWER COMPANY

                                        CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                Three Months Ended             Six Months Ended
                                                      June 30                       June 30
                                                ------------------            ------------------
                                                1994          1993            1994          1993
                                               ------        ------          ------        ------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $339,275      $320,708        $694,514      $654,616
  Steam                                          2,563         2,708           9,426         8,451
                                              --------      --------        --------      --------
    Total Operating Revenues                   341,838       323,416         703,940       663,067

Operating Expenses
  Fuel                                          71,485        60,354         143,961       128,541
  Purchased power                               10,040        16,936          21,634        30,874
  Other operation expenses                      86,641        88,669         177,744       169,503
  Maintenance                                   28,633        39,637          60,632        75,615
  Revitalization                                  -             -             63,500          -
  Depreciation                                  39,167        37,593          79,060        73,801
  Taxes other than income taxes                 17,941        17,328          37,081        34,962
  Federal income tax                            19,531        10,968          36,283        28,850
  State income tax                               4,593         2,778           8,609         7,154
  Deferred income taxes - net                    2,042         2,411         (14,494)        4,928
  Investment tax credit - net                   (1,020)         (991)         (2,040)       (1,981)
                                              --------      --------        --------      --------
    Total Operating Expenses                   279,053       275,683         611,970       552,247

Operating Income                                62,785        47,733          91,970       110,820

Other Income and Deductions
  Interest income                                1,914         3,826           5,528         7,340
  Allowance for other funds used
    during construction                          1,508         2,168           2,761         4,174
  Miscellaneous - net                            2,223         1,222           4,021         4,552
  Income taxes                                    (115)         (816)           (724)       (1,899)
                                              --------      --------        --------      --------
    Total Other Income and Deductions            5,530         6,400          11,586        14,167

Income Before Interest Charges                  68,315        54,133         103,556       124,987

Interest Charges
  Interest expense                              25,331        24,077          50,413        49,771
  Allowance for borrowed funds used
    during construction                           (852)       (1,225)         (1,560)       (2,318)
                                              --------      --------        --------      --------
    Total Interest Charges                      24,479        22,852          48,853        47,453
                                              --------      --------        --------      --------
Net Income                                      43,836        31,281          54,703        77,534

Preferred Stock Dividend Requirement               360         1,446             749         2,893
                                              --------      --------        --------      --------
Earnings Available for Common Stockholder     $ 43,476      $ 29,835        $ 53,954      $ 74,641
                                              ========      ========        ========      ========

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






                                                      - 2 -

                                     WISCONSIN ELECTRIC POWER COMPANY                                                     FORM 10-Q

                                          CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                         June 30, 1994            December 31, 1993
                                                        ---------------           -----------------
                                                                   (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Electric                                                 $4,192,026                 $4,079,794
  Steam                                                        39,940                     39,113
  Accumulated provision for depreciation                   (1,862,743)                (1,784,110)
                                                           ----------                 ----------
                                                            2,369,223                  2,334,797

  Construction work in progress                               192,192                    208,834
  Nuclear fuel - net                                           56,673                     52,665
                                                           ----------                 ----------
     Net Utility Plant                                      2,618,088                  2,596,296

Other Property and Investments                                391,328                    375,457

Current Assets
  Cash and cash equivalents                                    15,306                     13,421
  Accounts receivable                                          88,421                     91,849
  Accrued utility revenues                                     91,808                     89,306
  Materials, supplies and fossil fuel                         115,739                    127,312
  Prepayments and other assets                                 71,017                     53,812
                                                           ----------                 ----------
     Total Current Assets                                     382,291                    375,700
                                                           ----------                 ----------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                           116,904                     97,788
  Other                                                       244,744                    248,315
                                                           ----------                 ----------
     Total Deferred Charges and Other Assets                  361,648                    346,103
                                                           ----------                 ----------
Total Assets                                               $3,753,355                 $3,693,556
                                                           ==========                 ==========

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                             $  502,566                 $  472,566
  Retained earnings                                           911,515                    927,120
                                                           ----------                 ----------
     Total Common Stock Equity                              1,414,081                  1,399,686

  Preferred stock - redemption not required                    30,451                     30,451
  Preferred stock - redemption required                          -                         5,250
  Long-term debt                                            1,190,102                  1,188,744
                                                           ----------                 ----------
     Total Capitalization                                   2,634,634                  2,624,131

Current Liabilities
  Long-term debt due currently                                 18,915                     19,254
  Short-term debt                                             137,300                    117,903
  Accounts payable                                             57,604                     81,630
  Accrued liabilities                                          61,972                     61,775
  Other                                                        20,019                     13,238
                                                           ----------                 ----------
     Total Current Liabilities                                295,810                    293,800

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           437,667                    444,717
  Other                                                       385,244                    330,908
                                                           ----------                 ----------
     Total Deferred Credits and Other Liabilities             822,911                    775,625
                                                           ----------                 ----------

Total Capitalization and Liabilities                       $3,753,355                 $3,693,556
                                                           ==========                 ==========

See accompanying notes to financial statements.

                                                      - 3 -

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                                 Six Months Ended  June 30
                                                                ---------------------------
                                                                1994                   1993
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                                  $ 54,703               $ 77,534
  Reconciliation to cash:
    Depreciation                                                79,060                 73,801
    Nuclear fuel expense - amortization                         10,706                 10,672
    Conservation expense - amortization                         11,942                  7,378
    Debt premium, discount & expense - amortization              7,100                  5,620
    Revitalization - net                                        49,347                   -
    Deferred income taxes - net                                (14,494)                 4,928
    Investment tax credit - net                                 (2,040)                (1,981)
    Allowance for other funds used during construction          (2,761)                (4,174)
    Change in: Accounts receivable                               3,428                 (4,499)
               Inventories                                      11,573                  2,410
               Accounts payable                                (24,026)                 1,537
               Other current assets                            (19,707)                 2,795
               Other current liabilities                         6,978                 13,561
    Other                                                       (8,829)                (1,092)
                                                              --------               --------
Cash Provided by Operating Activities                          162,980                188,490

Investing Activities:
  Construction expenditures                                    (96,552)              (109,440)
  Allowance for borrowed funds used during construction         (1,560)                (2,318)
  Nuclear fuel                                                 (16,426)                (9,463)
  Nuclear decommissioning trust                                 (5,080)                (5,910)
  Conservation investments - net                                (7,459)               (12,861)
  Other                                                         (8,482)                  (310)
                                                              --------               --------
Cash Used in Investing Activities                             (135,559)              (140,302)

Financing Activities:
  Sale of long-term debt                                        11,079                233,744
  Retirement of long-term debt                                 (10,699)              (249,400)
  Change in short-term debt                                     19,397                (27,754)
  Stockholder contribution                                      30,000                   -
  Retirement of preferred stock                                 (5,250)                  -
  Dividends on stock - common                                  (69,284)               (32,500)
                     - preferred                                  (779)                (2,893)
                                                              --------               --------
Cash Used in Financing Activities                              (25,536)               (78,803)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $  1,885               $(30,615)
                                                              ========               ========

Supplemental Information Disclosures:
  Cash Paid for:
    Interest (net of amount capitalized)                      $ 42,087               $ 38,719
    Income taxes                                                71,979                 49,670


See accompanying notes to financial statements.















                                                      - 4 -

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and six months ended June 30, 1994 are not, however, necessarily indicative of the results which may be expected for the year 1994 because of seasonal and other factors.

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

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Electric Power Company's ("Wisconsin Electric") operating activities totaled $163 million during the six months ended June 30, 1994. This compares to $188 million provided during the same period in 1993.

Wisconsin Electric's investing activities totaled $136 million for the six months ended June 30, 1994 compared to $140 million during the same period in 1993. Investments during the first half of 1994 include $97 million for the construction of new or improved facilities, $16 million for acquisition of nuclear fuel, $7 million for net capitalized conservation expenditures and $5 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant.

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


RESULTS OF OPERATIONS

Second Quarter Results:

Earnings increased $14 million during the second quarter of 1994 compared to the same period during 1993 largely reflecting a 7.4% increase in kilowatt-hour sales and reduced expenses. Maintenance expenses decreased 27.8% during the period largely because of reduced expenditures made in connection with the Port Washington Power Plant, as three years of renovation work at this facility neared completion. For additional information regarding the completion of the Port Washington renovation project, refer to ITEM 5. OTHER INFORMATION - "PORT WASHINGTON RENOVATION COMPLETED" in PART II hereof. Other operation expenses during the second quarter of 1994 decreased 2.3% on a comparative basis reflecting, among other things, savings attributable to the "Revitalization" program undertaken at Wisconsin Electric. The Revitalization efforts being implemented are designed to increase efficiencies, reduce costs and improve customer service in order to position the company for success in the emerging competitive utility environment.

The 5.7% increase in operating revenues reflects higher kilowatt-hour sales and rate increases at Wisconsin Electric.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


RESULTS OF OPERATIONS - Cont'd

The projected annualized revenue impact of rate changes authorized by regulatory commissions which impact 1993 and 1994 operating revenues are as follows:

                                   Revenue       Percent
                                   Increase     Change in    Effective
          Company/Service         (Decrease)      Rates        Date
      ------------------------   ------------   ---------   -----------
      Wisconsin Electric
       * Retail electric, WI       2,448,000       0.2%       02/17/93
         Steam heating               505,000       3.5        02/17/93
         Wholesale electric        6,000,000      10.6        06/09/93
         Retail electric, MI       1,366,000       4.3        07/09/93
      ------------------------
       * The $2.4 million annualized rate increase effective February 17, 1993 represents the net rate increase after the elimination of a fuel adjustment rate reduction in effect since May 1992.


ELECTRIC SALES

                                   Three Months Ended June 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1994             1993       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,472,750        1,458,835       1.0
Small Commercial and Industrial     1,661,575        1,514,319       9.7
Large Commercial and Industrial     2,611,826        2,492,295       4.8
Other                                 396,838          430,660      (7.9)
                                   ----------       ----------
Total Retail and Municipal          6,142,989        5,896,109       4.2
Resale-Utilities                      408,691          203,060     101.3
                                   ----------       ----------
Total Sales                         6,551,680        6,099,169       7.4
- -------------------------------

Total electric kilowatt-hour sales during the second quarter of 1994 were positively impacted by, among other things, substantially warmer weather conditions. As measured by cooling degree days, the second quarter of 1994 was 84.2% warmer than normal.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, increased 2.2% during the quarter ended June 30, 1994 compared to the same period during 1993. Excluding the mines, total electric sales increased 8.0% and sales to all other large commercial and industrial customers increased 5.6% during the second quarter of 1994 compared to the same period during 1993.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


Year-to-Date Results:

Earnings decreased $21 million during the six months ended June 30, 1994 compared to the same period during 1993 primarily reflecting a non-recurring restructuring charge of approximately $39 million (net of tax) incurred during the first quarter of 1994 as part of the "Revitalization" program undertaken at Wisconsin Electric. This charge includes the cost of voluntary severance and early retirement packages used to reduce employee staffing levels. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge, earnings would have increased approximately $18 million during the 6 month period ended June 30, 1994 compared to the same period during 1993. Contributing positively to earnings during the first half of 1994 were increased kilowatt-hour sales and the previously described reduction in expenses.

Operating revenues increased 6.2% during the six months ended June 30, 1994 compared to the same period during 1993, reflecting the increase in electricity sales and the rate increases in effect during this period.


ELECTRIC SALES
                                    Six Months Ended June 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1994             1993       % Change
- -------------------------------    ----------       ----------    --------
Residential                         3,268,195        3,161,019       3.4
Small Commercial and Industrial     3,319,361        3,085,678       7.6
Large Commercial and Industrial     5,074,258        4,870,161       4.2
Other                                 836,259          929,416     (10.0)
                                   ----------       ----------
Total Retail and Municipal         12,498,073       12,046,274       3.8
Resale-Utilities                      800,149          436,767      83.2
                                   ----------       ----------
Total Sales                        13,298,222       12,483,041       6.5
- -------------------------------

Total electric kilowatt-hour sales during the first six months of 1994 were positively impacted by, among other things, substantially warmer weather conditions during the second quarter of 1994 and colder weather conditions during the first quarter of 1994. As measured by cooling degree days, the second quarter of 1994 was 84.2% warmer than normal, while, as measured by heating degree days, the first quarter of 1994 was 9.4% colder compared to the same period during 1993.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, increased 2.4% during the six months ended June 30, 1994 compared to the same period during 1993. Excluding the mines, total electric sales increased 6.9% and sales to all other large commercial and industrial customers increased 4.7% during the six months ended June 30, 1994 compared to the same period during 1993.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


ELECTRIC SALES - Cont'd

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.


                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Electric's Annual Report on Form 10-K for the year ended December 31, 1993.


RATE MATTERS

WISCONSIN RETAIL ELECTRIC JURISDICTION

1994 Fuel Cost Adjustment: Effective August 4, 1994, the Public Service Commission of Wisconsin ("PSCW") authorized Wisconsin Electric to reduce Wisconsin retail electric rates to reflect lower fuel and purchased power expenses. The adjustment will reduce Wisconsin retail electric rates by an annualized $16.2 million, or 1.3%.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Electric's 1994 Annual Meeting of Stockholders held on May 10, 1994, for which Wisconsin Electric did not solicit proxies, the board of directors as listed in Wisconsin Electric's Information Statement dated
April 15, 1994 (the "Information Statement") was re-elected in its entirety. With respect to each nominee, 33,289,327 votes were cast for election and no votes were withheld. There was no solicitation in opposition to the nominees proposed in the Information Statement and there were no abstentions or broker non-votes with respect to the election of directors.

Further information concerning this matter is contained in the Information Statement.


ITEM 5.  OTHER INFORMATION

CONCORD GENERATING STATION

In May 1994, two units, or approximately 150 megawatts of peaking capacity, were placed in-service marking the completion of the new Concord Generating Station. Previously, two units, or approximately 150 megawatts of peaking capacity, were placed in-service at this facility during 1993. Capital expenditures associated with the four units at this facility total approximately $108 million. The 300 megawatt natural gas-fired combustion turbine facility, located near Watertown, Wisconsin is expected to run approximately 5% of the time during a year, helping meet electric peak demand requirements.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 5.  OTHER INFORMATION - Cont'd

PORT WASHINGTON RENOVATION COMPLETED

In June 1994, Wisconsin Electric completed the renovation work at its Port Washington Power Plant, which included upgrading the turbine generators and boilers and the installation of additional emission control equipment. With units 1 and 2 completed in 1993 and unit 3 completed in 1992, the project concluded with the recent completion of the unit 4 work. The total cost of this renovation project was approximately $112 million.


RECORD ELECTRIC PEAK DEMAND

On June 17, 1994, Wisconsin Electric reached a new all-time electric peak demand of 4,950 megawatts, during a period of unusually hot and humid weather. The previous record peak demand of 4,797 megawatts was set on August 27, 1991.


EFFECTIVE DATE OF PLANNED MERGER OF WN INTO WE DELAYED

In a current report on Form 8-K dated January 24, 1994 (File No. 1-1245), an announcement was made regarding the intent to merge Wisconsin Natural Gas Company, the wholly-owned natural gas utility subsidiary of Wisconsin Energy Corporation, into Wisconsin Electric, the principal utility subsidiary of Wisconsin Energy Corporation. At that time it was anticipated that such merger would be effective by year-end 1994.

The completion of the planned merger, which is subject to a number of conditions including requisite regulatory approvals, is currently anticipated to occur by year-end 1995.

As part of the company's current "Revitalization" effort, the combination of the electric and gas utilities is expected to reduce operating costs and improve the competitive position of Wisconsin Energy Corporation's utility operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibit is filed with this report:

       (3)-1 Bylaws of Wisconsin Electric Power Company, as amended to July 27, 1994 to provide that the annual meeting of stockholders may be held on or before the 1st of July of each year. (Section 1 of Bylaw I)

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - Cont'd

     The following exhibit is incorporated herein by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Wisconsin Energy Corporation (File No. 1-9057), with which it is filed as an exhibit bearing the same exhibit number:

      (10)-1  Executive Non-Qualified Trust by and between Wisconsin
              Energy Corporation and Firstar Trust Company, dated
              May 12, 1994, established to provide a source of funds to assist in the meeting of the liabilities under various nonqualified deferred compensation plans made between the Registrant or its subsidiaries and various plan participants.


(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended June 30, 1994.

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




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                      /s/ J. W. Boston
                                      --------------------------------------
Date:    August 12, 1994              J. W. Boston, President and Chief
                                        Operating Officer




                                      /s/ A. K. Klisurich
                                      --------------------------------------
Date:    August 12, 1994              A. K. Klisurich, Controller
                                        (Chief Accounting Officer)

                       Wisconsin Electric Power Company

                                 EXHIBIT INDEX
                                 -------------

                      Form 10-Q for Quarter ended 6/30/94

Exhibit
Number
- -------

 (3)-1  Bylaws of Wisconsin Electric Power Company, as amended to
        July 27, 1994 to provide that the annual meeting of stockholders may be held on or before the 1st of July of each year.
        (Section 1 of Bylaw I)