Form 10-Q
period 1994-09-30
WISCONSIN ELECTRIC POWER CO
filed 1994-11-14
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1994

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


                                (414) 221-2345
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at November 1, 1994
     --------------------------            -------------------------------
     $10 Par Value Common Stock                    33,289,327 Shares

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     WISCONSIN ELECTRIC POWER COMPANY

                                        CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                Three Months Ended            Nine Months Ended
                                                  September  30                 September  30
                                                ------------------            ------------------
                                                1994          1993            1994          1993
                                               ------        ------          ------        ------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $361,735      $354,126      $1,056,249    $1,008,742
  Steam                                          1,214         1,310          10,640         9,761
                                              --------      --------       ---------      --------
    Total Operating Revenues                   362,949       355,436       1,066,889     1,018,503

Operating Expenses
  Fuel                                          73,061        66,799         217,022       195,340
  Purchased power                               11,722        12,557          33,356        43,431
  Other operation expenses                      85,249        87,916         262,993       257,419
  Maintenance                                   28,049        32,334          88,681       107,949
  Revitalization                                  -             -             63,500          -
  Depreciation                                  40,680        38,795         119,740       112,596
  Taxes other than income taxes                 17,000        17,307          54,081        52,269
  Federal income tax                            25,911        24,237          62,194        53,087
  State income tax                               6,014         5,478          14,623        12,632
  Deferred income taxes - net                    1,928         2,515         (12,566)        7,443
  Investment tax credit - net                   (1,021)         (991)         (3,061)       (2,972)
                                              --------      --------        --------      --------
    Total Operating Expenses                   288,593       286,947         900,563       839,194

Operating Income                                74,356        68,489         166,326       179,309

Other Income and Deductions
  Interest income                                3,117         3,552           8,645        10,892
  Allowance for other funds used
    during construction                          1,358         1,946           4,119         6,120
  Miscellaneous - net                            2,254         2,394           6,275         6,946
  Income taxes                                    (531)         (772)         (1,255)       (2,671)
                                              --------      --------        --------      --------
    Total Other Income and Deductions            6,198         7,120          17,784        21,287

Income Before Interest Charges                  80,554        75,609         184,110       200,596

Interest Charges
  Interest expense                              25,210        23,907          75,623        73,678
  Allowance for borrowed funds used
    during construction                           (767)       (1,099)         (2,327)       (3,417)
                                              --------      --------        --------      --------
    Total Interest Charges                      24,443        22,808          73,296        70,261
                                              --------      --------        --------      --------
Net Income                                      56,111        52,801         110,814       130,335

Preferred Stock Dividend Requirement               301         1,094           1,050         3,987
                                              --------      --------        --------      --------
Earnings Available for Common Stockholder     $ 55,810      $ 51,707        $109,764      $126,348
                                              ========      ========        ========      ========


Note - Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.


See accompanying notes to financial statements.





                                                    -2-

                                     WISCONSIN ELECTRIC POWER COMPANY                                                     FORM 10-Q

                                          CONDENSED BALANCE SHEET
                                                 (Unaudited)
                                                      September 30, 1994          December 31, 1993
                                                      ------------------          -----------------
                                                                   (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Electric                                                 $4,260,835                 $4,079,794
  Steam                                                        40,148                     39,113
  Accumulated provision for depreciation                   (1,892,806)                (1,784,110)
                                                           ----------                 ----------
                                                            2,408,177                  2,334,797

  Construction work in progress                               190,837                    208,834
  Nuclear fuel - net                                           52,869                     52,665
                                                           ----------                 ----------
     Net Utility Plant                                      2,651,883                  2,596,296

Other Property and Investments                                392,954                    375,457

Current Assets
  Cash and cash equivalents                                    26,274                     13,421
  Accounts receivable                                          85,767                     91,849
  Accrued utility revenues                                     88,687                     89,306
  Materials, supplies and fossil fuel                         125,674                    127,312
  Prepayments and other assets                                 51,519                     53,812
                                                           ----------                 ----------
     Total Current Assets                                     377,921                    375,700
                                                           ----------                 ----------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                           117,092                     97,788
  Other                                                       238,981                    248,315
                                                           ----------                 ----------
     Total Deferred Charges and Other Assets                  356,073                    346,103
                                                           ----------                 ----------
Total Assets                                               $3,778,831                 $3,693,556
                                                           ==========                 ==========


    Capitalization and Liabilities
    ------------------------------

Capitalization
  Common stock                                             $  502,566                 $  472,566
  Retained earnings                                           931,742                    927,120
                                                           ----------                 ----------
     Total Common Stock Equity                              1,434,308                  1,399,686

  Preferred stock - redemption not required                    30,451                     30,451
  Preferred stock - redemption required                          -                         5,250
  Long-term debt                                            1,186,448                  1,188,744
                                                           ----------                 ----------
     Total Capitalization                                   2,651,207                  2,624,131

Current Liabilities
  Long-term debt due currently                                 17,974                     19,254
  Short-term debt                                             143,226                    117,903
  Accounts payable                                             66,523                     81,630
  Accrued liabilities                                          55,459                     61,775
  Other                                                        21,222                     13,238
                                                           ----------                 ----------
     Total Current Liabilities                                304,404                    293,800

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           443,041                    444,717
  Other                                                       380,179                    330,908
                                                           ----------                 ----------
     Total Deferred Credits and Other Liabilities             823,220                    775,625
                                                           ----------                 ----------

Total Capitalization and Liabilities                       $3,778,831                 $3,693,556
                                                           ==========                 ==========

See accompanying notes to financial statements.
                                           -3-

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                1994                   1993
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                                  $110,814               $130,335
  Reconciliation to cash:
    Depreciation                                               119,740                112,596
    Nuclear fuel expense - amortization                         16,775                 16,534
    Conservation expense - amortization                         17,705                 11,358
    Debt premium, discount & expense - amortization             10,477                  9,143
    Revitalization - net                                        46,890                   -
    Deferred income taxes - net                                (12,566)                 7,443
    Investment tax credit - net                                 (3,061)                (2,972)
    Allowance for other funds used during construction          (4,119)                (6,120)
    Change in: Accounts receivable                               6,082                 (8,364)
               Inventories                                       1,638                    948
               Accounts payable                                (15,107)                (7,144)
               Other current assets                              2,912                 23,345
               Other current liabilities                         1,668                 11,775
    Other                                                       (5,663)                  (363)
                                                              --------               --------
Cash Provided by Operating Activities                          294,185                298,514

Investing Activities:
  Construction expenditures                                   (172,316)              (199,662)
  Allowance for borrowed funds used during construction         (2,327)                (3,417)
  Nuclear fuel                                                 (18,809)               (12,706)
  Nuclear decommissioning trust                                 (7,732)                (9,018)
  Conservation investments - net                               (11,333)               (22,214)
  Other                                                         (8,407)                  (537)
                                                              --------               --------
Cash Used in Investing Activities                             (220,924)              (247,554)

Financing Activities:
  Sale of long-term debt                                        11,079                350,999
  Retirement of long-term debt                                 (15,614)              (316,945)
  Change in short-term debt                                     25,323                 (2,790)
  Stockholder contribution                                      30,000                   -
  Retirement of preferred stock                                 (5,250)               (65,504)
  Dividends on stock - common                                 (104,867)               (48,750)
                     - preferred                                (1,079)                (4,340)
                                                              --------               --------
Cash Used in Financing Activities                              (60,408)               (87,330)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $ 12,853               $(36,370)
                                                              ========               ========

Supplemental Information Disclosures:
  Cash Paid for:
    Interest (net of amount capitalized)                      $ 65,385               $ 59,129
    Income taxes                                               102,750                 71,788



See accompanying notes to financial statements.













                                                      - 4 -

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and nine months ended September 30, 1994 are not, however, necessarily indicative of the results which may be expected for the year 1994 because of seasonal and other factors.

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

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Electric Power Company's ("Wisconsin Electric") operating activities totaled $294 million during the nine months ended September 30, 1994. This compares to $299 million provided during the same period in 1993.

Wisconsin Electric's investing activities totaled $221 million for the nine months ended September 30, 1994 compared to $248 million during the same period in 1993. Investments during the first three quarters of 1994 include $172 million for the construction of new or improved facilities, $19 million for acquisition of nuclear fuel, $11 million for net capitalized conservation expenditures and $8 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant.

Capital requirements for the remainder of 1994 are expected to be principally for construction expenditures, capitalized conservation programs and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. A $100 million long-term debt issue, originally planned for 1994, has been deferred until 1995. The specific form, amount and timing of debt securities to be issued have not yet been determined and will depend, to a large extent, on market conditions.

RESULTS OF OPERATIONS

Third Quarter Results:

Earnings increased $4.1 million during the third quarter of 1994 compared to the same period in 1993, largely the result of an increase of 4.6% in kilowatt-hour sales and a decrease in non-fuel operation and maintenance expenses. Revenues rose 2.1% in the quarter compared to 1993. Revenues from sales to the Empire and Tilden iron ore mines, the company's two largest customers, increased by $5.7 million or 41% from the year earlier period. Revenues from the mines were below normal in 1993 due to a five week employee strike at the mines while revenues are above normal in 1994 due to strong demand for iron ore. Maintenance expenses decreased 13.3% during the period largely because of reduced expenditures made in connection with the Port Washington Power Plant, as three years of renovation work at this facility were completed. Other operation expenses during the second quarter of 1994 decreased 3.0% on a comparative basis reflecting, among other things, savings attributable to the "Revitalization" program undertaken at Wisconsin Electric. The Revitalization efforts being implemented are designed to increase efficiencies, reduce costs and improve customer service in order to position the company for success in the emerging competitive utility environment.

An annualized $16,179,000 or 1.3%, Wisconsin retail electric fuel adjustment rate decrease became effective on August 4, 1994.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


RESULTS OF OPERATIONS - Cont'd

ELECTRIC SALES

                                 Three Months Ended September 30
                                 -------------------------------
Electric Sales - Megawatt Hours       1994             1993       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,699,442        1,719,932      (1.2)
Small Commercial and Industrial     1,721,476        1,693,492       1.7
Large Commercial and Industrial     2,803,350        2,457,109      14.1
Other                                 382,146          420,227      (9.1)
                                   ----------       ----------
Total Retail and Municipal          6,606,414        6,290,760       5.0
Resale-Utilities                      368,341          378,055      (2.6)
                                   ----------       ----------
Total Sales                         6,974,755        6,668,815       4.6
- -------------------------------

Total electric kilowatt-hour sales increased in the quarter primarily the result of sales to the Empire and Tilden mines. Sales to the mines increased 76% in the quarter compared to the third quarter of 1993 due to the five week mine employee strike in 1993 and strong demand for iron ore in 1994 as described above. Excluding the mines, total sales increased less than 1% and sales to all other large commercial and industrial customers increased 3.8% in the quarter compared to the same period in 1993.

Year-to-Date Results:

Earnings decreased $17 million during the nine months ended September 30, 1994 compared to the same period during 1993 primarily reflecting a non-recurring restructuring charge of approximately $39 million (net of tax) incurred during the first quarter of 1994 as part of the "Revitalization" program undertaken at Wisconsin Electric. This charge includes the cost of voluntary severance and early retirement packages used to reduce employee staffing levels by up to 1,000 employees. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. The ultimate timing of the cash flows for this item will depend in part upon the funding limitations of the Wisconsin Electric pension plans, $16.5 million have been paid through September 30, 1994. Excluding the non-recurring charge, earnings would have increased approximately $22 million during the nine month period ended September 30, 1994 compared to the same period during 1993.
Contributing positively to earnings during the first three quarters of 1994 were increased kilowatt-hour sales and an 18% reduction in maintenance expenses.

Operating revenues increased 4.8% during the nine months ended September 30, 1994 compared to the same period during 1993, reflecting the increase in electricity sales.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


ELECTRIC SALES

                                        Nine Months Ended
                                           September 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1994             1993       % Change
- -------------------------------    ----------       ----------    --------
Residential                         4,967,637        4,880,951       1.8
Small Commercial and Industrial     5,040,837        4,779,170       5.5
Large Commercial and Industrial     7,877,608        7,327,270       7.5
Other                               1,218,405        1,349,643      (9.7)
                                   ----------       ----------
Total Retail and Municipal         19,104,487       18,337,034       4.2
Resale-Utilities                    1,168,490          814,822      43.4
                                   ----------       ----------
Total Sales                        20,272,977       19,151,856       5.9
- -------------------------------

Total electric kilowatt-hour sales during the first nine months of 1994 were positively impacted by, among other things, substantially warmer weather conditions during the second quarter of 1994 and colder weather conditions during the first quarter of 1994 and increased sales to the Empire and Tilden mines as previously described. As measured by cooling degree days, the first three quarters of 1994 was 39% warmer than normal and 34% warmer than 1993. As measured by heating degree days, the first quarter of 1994 was 9% colder compared to the same period during 1993.

Electric energy sales to the Empire and Tilden iron ore mines increased 20.2% during the nine months ended September 30, 1994 compared to the same period during 1993 due to the mine employee strike in 1993 and strong demand for iron ore in 1994 as described above. Excluding the mines, total electric sales increased 4.7% and sales to all other large commercial and industrial customers increased 4.4% during the nine months ended September 30, 1994 compared to the same period during 1993.

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.


                         PART II -  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

POINT BEACH NUCLEAR POWER PLANT

Public hearings before the PSCW concluded on October 28, 1994, on WE's application for dry storage of spent nuclear fuel and steam generator replacement at Point Beach Nuclear plant. WE's application requests additional spent fuel storage by 1995. The estimated cost of the proposed dry storage facility is about $10 million. WE is also seeking approval for new steam generators to improve the capacity of Unit 2. The cost of this project is estimated to be about $120 million. A decision is expected from the PSCW by early 1995.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


ELECTRIC SALES - Cont'd

PSCW TO INVESTIGATE CHANGES IN UTILITY REGULATION

On September 8, 1994, the Public Service Commission of Wisconsin ("PSCW") issued a notice that it will conduct an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The notice states that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. It is the PSCW's stated intention that this proceeding will establish criteria and direction for utilities to incorporate into any proposals involving structural or regulatory change they may put forward. The PSCW also intends that the proceeding reflect input from all those having a stake in Wisconsin's electric utility industry, including large and small retail customers; wholesale customers; utility management; utility securities holders; independent power producers; purveyors of demand-side options and renewable resources; representatives of the environmental, financial, academic, labor, small business and governmental communities; and elected representatives. The PSCW has invited interested persons to submit comments as to appropriate objectives for regulation of the electric utility industry and the utility structures and regulatory approaches likely to provide the best balance of such objectives. An initial question and answer session on these submissions has been scheduled for November 28, 1994.

On November 1, 1994, Wisconsin Electric submitted its comments to the PSCW in a twenty page paper describing a framework for a restructured industry. Wisconsin Electric's view of industry restructuring would seek to achieve the benefits of competition while maintaining reliability of electric service, controlling costs during the transition to the envisioned end-state, and protecting the environment with increasing vigor. Today's various electric utility functions would be split into two major categories--natural monopolies and competitive entities. The natural monopolies are functions where a single entity can provide the lowest cost. The competitive entities would perform functions where competition can provide the lowest cost. The natural monopolies would be re-regulated so the appropriate incentives exist to provide electricity at reasonable prices. The competitive entities would eventually see an elimination of traditional regulation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibit is filed with this report:

      (27) Wisconsin Electric Power Company Financial Data Schedule for the nine months ended September 30, 1994.

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended September 30, 1994.

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




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                      s/ J. W. Boston
                                      --------------------------------------
Date:    November 14, 1994            J. W. Boston, President and Chief
                                        Operating Officer




                                      s/ A. K. Klisurich
                                      --------------------------------------
Date:    November 14, 1994            A. K. Klisurich, Controller
                                        (Chief Accounting Officer)

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1994



Exhibit
Number
- -------

 (27) Wisconsin Electric Power Company Financial Data Schedule for the nine months ended September 30, 1994.