Form 10-K
WISCONSIN ELECTRIC POWER CO
filed 1995-03-30
CIK 107815

                                         SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D. C. 20549

                                                      FORM 10-K

                      X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended December 31, 1994

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

                                                   (414) 221-2345
                                (Registrant's telephone number, including area code)
                                                    ------------

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

                                    PREFERRED STOCK, 3.60% SERIES, $100 PAR VALUE
                                    SIX PER CENT. PREFERRED STOCK, $100 PAR VALUE
                                                  (Title of Class)
                                                    ------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
   for the past 90 days.  Yes   X    No
                              -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
   this Form 10-K.    X
                   -------

   The aggregate market value of the voting stock of the Registrant held by non-affiliates is approximately
   $14,645,000 based on the reported last sale prices on March 1, 1995 or the average bid and asked prices of such securities on or prior to such date.
                                                    ------------

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                  Class                          Outstanding at March 1, 1995
                                  -----                          ----------------------------
                        COMMON STOCK, $10 PAR VALUE                    33,289,327 Shares


                                       Documents Incorporated by Reference
                                       -----------------------------------

   Portions of the Registrant's definitive Information Statement for its Annual Meeting of Stockholders to be
   held on May 16, 1995, are incorporated by reference into Part III hereof.


                       WISCONSIN ELECTRIC POWER COMPANY

       FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1994
       -----------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                PAGE

                                    PART I
                                    ------

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 21
 4. Submission of Matters to a Vote of Security Holders  . . . . . . 24
    Executive Officers of the Registrant . . . . . . . . . . . . . . 26


                                    PART II
                                    -------

 5. Market for Registrant's Common Equity
      and Related Stockholder Matters  . . . . . . . . . . . . . . . 29
 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . 30
    Electric Revenue, Kilowatt-Hour Sales and
      Customer Statistics  . . . . . . . . . . . . . . . . . . . . . 31
 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations  . . . . . . . . . . . . . 32
 8. Financial Statements and Supplementary Data  . . . . . . . . . . 41
    Report of Independent Accountants  . . . . . . . . . . . . . . . 61
 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure  . . . . . . . . . . . . . 62


                                   PART III
                                   --------


10. Directors and Executive Officers of the Registrant . . . . . . . 62
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . 62
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . . 62
13. Certain Relationships and Related Transactions . . . . . . . . . 62


                                    PART IV
                                    -------

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 62

    Consent of Independent Accountants . . . . . . . . . . . . . . . 67
    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 68

                                                 DEFINITIONS
                                                 -----------
               Abbreviations and acronyms used in the text are defined below.

               Abbreviations and Acronyms         Term
               --------------------------         ----
               CO2..............................  Carbon Dioxide

               CPCN.............................  Certificate of Public Convenience and Necessity

               DNR..............................  Wisconsin Department of Natural Resources

               DOE..............................  U.S. Department of Energy

               DSM..............................  Demand Side Management

               EMFs.............................  Electromagnetic Fields

               EPA..............................  U.S. Environmental Protection Agency

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

               ISFSI............................  Independent Spent Fuel Storage Installation

               MAPP.............................  Mid-Continent Area Power Pool

               MDNR.............................  Michigan Department of Natural Resources

               MPSC.............................  Michigan Public Service Commission

               MRMC.............................  Milwaukee Regional Medical Center

               MWh..............................  Megawatt-hour

               NOx..............................  Nitrogen Oxide

               NRC..............................  U.S. Nuclear Regulatory Commission

               Point Beach......................  Point Beach Nuclear Plant

               PRP..............................  Potentially Responsible Party

               PSCR.............................  Power Supply Cost Recovery

               PSCW.............................  Public Service Commission of Wisconsin

               Repap............................  Repap Wisconsin, Inc.

               SO2..............................  Sulfur Dioxide

               Trust............................  Wisconsin Electric Fuel Trust (nuclear)

               USEC.............................  U.S. Enrichment Corporation

               WED..............................  Wisconsin's Environmental Decade

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

                                    PART I

ITEM 1.  BUSINESS

Wisconsin Electric Power Company ("Wisconsin Electric" or "company") is an operating public utility incorporated in the State of Wisconsin in 1896. Its operations are conducted in two business segments, the primary operations of which are as follows:

       Business Segment                           Operations
       ----------------                           ----------

Electric Operations              Wisconsin Electric generates, transmits,
                                 distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at over 2,200,000 in southeastern (including the
                                 Milwaukee area), east central and northern
                                 Wisconsin and in the Upper Peninsula of
                                 Michigan.

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

On October 11, 1994, Wisconsin Electric and Wisconsin Natural filed a joint application with the Public Service Commission of Wisconsin ("PSCW") to merge Wisconsin Natural into Wisconsin Electric. Wisconsin Electric also filed an application to obtain the Michigan Public Service Commission's ("MPSC") consent to assume Wisconsin Natural's liabilities in connection with the merger. The merger, which was approved by the stockholders of Wisconsin Electric in December 1994, is anticipated to be effective by year-end 1995. The merger of Wisconsin Natural into Wisconsin Electric is expected to improve customer service and reduce future operating costs.


ELECTRIC UTILITY OPERATIONS

Electric energy sales by Wisconsin Electric in 1994, to all classes of customers, totaled 26.9 billion kilowatt-hours, a 4.8% increase over 1993. On June 17, 1994, Wisconsin Electric experienced a new record peak demand of 4,950 megawatts during a period of unusually hot and humid summer weather.
The previous record of 4,797 megawatts occurred on August 27, 1991. Sales of the electric utility are impacted by seasonal factors and varying weather conditions from year-to-year.

There were 944,855 electric customers at December 31, 1994, an increase of 1.3 percent since December 31, 1993. For further information on revenues, kilowatt-hour sales, and customer statistics by class, see "Electric Revenue, Kilowatt-Hour Sales and Customer Statistics" on page 30 of this report.

In 1994, Wisconsin Electric's net generation amounted to 26.4 billion kilowatt-hours. Generation was supplemented with 2.0 billion kilowatt-hours purchased from neighboring utilities and, to a minor extent, from other sources. The dependable capability of Wisconsin Electric's generating stations was 5,288 megawatts in August, 1994 as more fully described in
Item 2. PROPERTIES.

The PSCW is conducting an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. For additional information and related matters, see Item 1. BUSINESS - "REGULATION".

In January 1994, Wisconsin Electric filed with the PSCW its long-term load and supply plan as part of the Advance Plan 7 Docket. In the Advance Plan process, the regulated electric utilities located in Wisconsin are required to file, for planning purposes, long-term forecasts of future resource requirements along with plans to meet those requirements, including the planned implementation of energy management and conservation programs ("demand-side savings"). In addition to specifying the expectations of conservation and load management programs, the plan filed with the PSCW demonstrates Wisconsin Electric's need to add peaking and intermediate load capacity during the 20-year planning period. Wisconsin Electric's next base load power plant is not expected to be placed in-service until after 2010.
The PSCW began technical hearings on Advance Plan 7 in November, 1994. An order is expected later in 1995. For additional information regarding Advance Plans, see Item 1. BUSINESS - "REGULATION", Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

Wisconsin Electric currently estimates peak demand in the year 2004 to be about 5,200 megawatts assuming moderate growth in the economy and normal weather. This estimate does not, however, reflect any potential modifications to the current regulatory environment. Investments in demand-side management ("DSM") programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. To partially meet the anticipated growth in peak demand requirements, Wisconsin Electric is constructing a four unit, approximately 300 megawatt, peaking power plant at its Paris Generating Station expected to be placed in service by the summer of 1995 as described below. Wisconsin Electric also plans to make additional investments in conservation-related programs during this period.

Wisconsin Electric has completed the renovation of units 1-4 at its Port Washington Power Plant at a cost of $107 million. The project, which began in 1991, included the installation of additional emission control equipment.

During the second quarter of 1994, two units, approximately 150 megawatts of peaking capacity, were placed in service marking the completion of the new Concord Generating Station. During 1993 two units, or approximately 150 megawatts of peaking capacity, had been placed in service at this facility. Total capital costs of the four unit facility were approximately $107 million.

The 300 megawatt natural gas-fired combustion turbine peaking facility, located near Watertown, Wisconsin is expected to run approximately 5% of the time helping meet electric peak demand requirements.

During 1994, Wisconsin Electric continued construction of the Paris Generating Station, a four unit, approximately 300 megawatt, gas-fired combustion turbine power plant, to be placed in service during the summer of 1995. The cost of this facility, located near Union Grove, Wisconsin, is currently estimated at $104 million.

The supply of natural gas to operate the Concord and Paris units is to be provided by Wisconsin Natural, an affiliated company, but may be purchased from other suppliers with Wisconsin Natural providing gas transportation services.

Wisconsin Electric and the Milwaukee Regional Medical Center ("MRMC"), received preliminary approval from Milwaukee County on September 22, 1994, for the purchase of the Milwaukee County Power Plant. The 11 megawatt power plant in Wauwatosa, Wisconsin provides steam, chilled water and electricity for the MRMC facilities. Under the terms of the agreement, Wisconsin Electric is expected to pay $7 million to $8 million for the electric generation and distribution facilities. The MRMC will purchase the plant's steam and water-chilling facilities. Wisconsin Electric will manage and operate the facility, and collect a management fee from the MRMC. Electric revenues of about $3 million annually will be generated from the investment. It is anticipated that this transaction will be finalized in 1995.

Approvals from various regulatory agencies including the PSCW, the U. S. Environmental Protection Agency ("EPA") and the Wisconsin Department of Natural Resources ("DNR") are required prior to constructing new generation capacity. All proposed generating facilities will meet or exceed the applicable federal and state environmental requirements.

For further information regarding future capacity additions, see Item 1. BUSINESS - "REGULATION".

For information regarding estimated costs of Wisconsin Electric's construction program and projected investments in conservation programs for the five years ending December 31, 1999, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES". All estimates of construction expenditures exclude Allowance For Funds Used During Construction. For additional information regarding matters related to Allowance for Funds Used During Construction, see Note D to the Financial Statements in Item 8.

In accordance with a PSCW order issued in November 1993, after completing a capacity-related competitive bidding process, Wisconsin Electric signed a long-term agreement to purchase the electricity that would be generated from a 215 megawatt cogeneration facility planned to be constructed by an unaffiliated independent power producer ("IPP"), LSP-Whitewater Limited Partnership. The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1996. On March 9, 1995, the PSCW approved the IPP's application to construct a cogeneration plant in Whitewater, Wisconsin. For additional information and related matters, see Item 3. LEGAL PROCEEDINGS - "OTHER LITIGATION - PSCW Two-Stage CPCN Order" and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999".

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural are implementing a revitalization process to increase efficiencies and improve customer service by reengineering and restructuring their organizations. The new structures consolidate many business functions and simplify work processes. Due to productivity improvements, staffing levels at Wisconsin Electric have been reduced; 347 employees elected to retire under an early retirement option and 573 employees have enrolled in severance packages. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Wisconsin Electric and Wisconsin Natural Revitalization".


SOURCES OF GENERATION

The table below indicates sources of energy generation by Wisconsin Electric:

                                                   Year Ended December 31
                                                   ----------------------
                                                     1994         1995*
                                                     ----         -----
     Coal                                            69.0%        69.8%
     Nuclear                                         29.0         27.9
     Hydro-electric                                   1.4          1.6
     Gas                                              0.5          0.6
     Oil                                              0.1          0.1
                                                    ------       ------
                                     TOTAL          100.0%       100.0%
     ------------------

     *Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs.


COAL: Wisconsin Electric diversifies its coal sources by purchasing from Northern Appalachia, the Southern Powder River Basin (Wyoming) and the Raton Basin (New Mexico) mining districts for the power plants in Wisconsin, and from central Appalachia and western mines for the Presque Isle Power Plant in Michigan.

Approximately 75 percent of Wisconsin Electric's 1995 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from New Mexico and Wyoming mines. Coal from Pennsylvania mines is transported via rail to Lake Erie transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Montana coal for Presque Isle is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. The Presque Isle central Appalachian origin and Colorado origin coal is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant. Wisconsin Electric's 1995 coal requirements, projected to be 10.0 million tons, are 98 percent under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 1995 requirements through short-term or spot purchases and inventory adjustments.

Pleasant Prairie Power Plant: All of the estimated 1995 coal requirements at this plant are presently covered by three long-term contracts.

Oak Creek Power Plant: All of the estimated 1995 coal requirements for this plant are covered by long-term contract. Contract provisions permit Wisconsin Electric to increase/decrease the annual volume to match burn requirements.

Presque Isle Power Plant: This plant has six generating units designed to burn bituminous coal and three other units designed to burn sub-bituminous coal. The units burning sub-bituminous coal are supplied by three long-term contracts the annual volumes of which are anticipated to be adequate to cover coal requirements through 1996. Bituminous coal is generally purchased through one-year contracts from central Appalachia and under a 5 year contract for the Colorado origin coal.

Edgewater 5 Generating Unit: Coal for this unit, in which Wisconsin Electric has a 25 percent interest, is purchased by Wisconsin Power and Light Company, a non-affiliated utility, which is the majority owner of the facility.

Valley and Port Washington Power Plants: These plants are both supplied through a long-term contract that, in combination with coal supplied to Wisconsin Electric's other Wisconsin plants, allows the plants to meet the requirements of the Wisconsin acid rain law. In the event of further air quality emission requirements affecting these plants, the contract can be terminated without liability.

The periods and annual tonnage amounts for Wisconsin Electric's principal coal contracts are as follows:

                   Contract Period              Annual Tonnage
                   ---------------              --------------
               Jan. 1977 to Dec.  1996              240,000
               Nov. 1987 to Dec.  1997              500,000(A)
               Jan. 1980 to Dec.  2006            2,000,000
               Jul. 1983 to Dec.  2002            1,000,000
               Apr. 1990 to Nov.  1996              375,000(B)
               Jan. 1992 to Dec.  2005            1,200,000(C)(1995)
               Oct. 1992 to Sep.  2007            2,000,000
               Sep. 1994 to Aug.  1999              500,000

---------------------------
  (A) The contract can be extended if the total volume has not been purchased by the respective termination dates.

  (B) Annual volume can be increased to meet requirements for the Port Washington and Valley Power Plants above the 375,000 ton volume indicated herein.

  (C) Subsequent years may be of greater tonnage as allowed under certain provisions of the contract.

For information regarding emission restrictions, see Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE - "Air Quality - Acid Rain Legislation".

NUCLEAR: Wisconsin Electric purchases uranium concentrates ("yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until the fabricated fuel assemblies are delivered to the Point Beach Nuclear Plant ("Point Beach"), whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust ("Trust"). See Note F to the Financial Statements in Item 8.

Uranium Requirements: Wisconsin Electric requires approximately 450,000 pounds of yellowcake annually for its two-units at Point Beach. Uranium requirements through 1997 will be provided from a combination of existing contracts with Malapai Resources Company (of Arizona); Energy Resources of Australia, Ltd.; and Nukem Inc. (U.S.). Wisconsin Electric may exercise flexibilities in these contracts and purchase certain quantities of uranium on the spot-market, should market conditions prove favorable. Wisconsin Electric believes that adequate supplies of uranium concentrates will be available to satisfy current and future operating requirements.

Under a contract with Nuexco Trading Corporation, Wisconsin Electric was to receive 200,000 pounds of uranium concentrates on specified delivery dates in 1995 at conversion facilities in the United States or Canada in exchange for the transfer to Nuexco of an identical quantity of concentrates held by Wisconsin Electric at the conversion facilities of Comurhex in France. However, Nuexco is in default under the contract and has filed for bankruptcy law protection. Wisconsin Electric is reviewing various options that might be available for use of its concentrates located at Comurhex.

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

Enrichment: Wisconsin Electric currently has a Utility Services Contract with the U.S. Department of Energy ("DOE") for 70 percent of the enrichment services required for the operation of both of the Point Beach units. The contract can provide enrichment services for the entire operating life of each unit. For a discussion of litigation involving the Utility Services Contract, see Item 3. LEGAL PROCEEDINGS - OTHER LITIGATION - "Uranium Enrichment Charges". Wisconsin Electric entered into a supplemental agreement with the DOE to supply the remaining 30 percent of enrichment service requirements for the period through 1995 at prices below those offered under the Utility Services Contract. Responsibility for administering these contracts and agreements for enrichment services was transferred from DOE to the U.S. Enrichment Corporation ("USEC") under the Energy Policy Act of 1992. In March 1992, Wisconsin Electric entered into an agreement with Global Nuclear Services and Supply Limited, an international supplier of enrichment services, for the remaining 30 percent of enrichment service requirements after 1995.

Fabrication: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating license.

Spent Fuel Storage and Disposal: Wisconsin Electric currently has the capability to store certain amounts of spent nuclear fuel at Point Beach. Previous modifications to the storage facilities at Point Beach have made it possible to accommodate all spent fuel expected to be discharged from the reactors through 1995 while maintaining the capability for one full core off-load. In accordance with the provisions of the Nuclear Waste Policy Act of 1982, which require the DOE to provide for the disposal of spent fuel from all U.S. nuclear plants, Wisconsin Electric entered into a disposal contract providing for deliveries of spent fuel to the DOE for ultimate disposal commencing in January 1998. It is anticipated that the DOE will be unable to accept spent fuel by the 1998 timeframe as contracted. In November of 1991, Wisconsin Electric filed an application with the PSCW to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI can provide additional interim dry cask storage until the DOE begins to remove spent fuel from Point Beach in accordance with the terms of the contract it has with Wisconsin Electric. Public hearings on the proposed project were held during October 1994. On February 13, 1995, Wisconsin Electric received a Certificate of Authority from the PSCW to construct and operate the ISFSI. Loading of the first storage unit of the ISFSI could take place in the summer of 1995. In March 1995 separate petitions were filed by intervenors in Dane County Circuit Court and Fond du Lac County Circuit Court. The Dane County petition seeks reversal of the order and a remand to the PSCW directing it to deny Wisconsin Electric's request for authorization to construct the dry cask facility, or in the alternative, to correct the alleged errors in the PSCW's order. No specific relief is identified in the Fond du Lac County petition; however, numerous grounds of error are alleged. Wisconsin Electric intends to fully participate in both judicial review proceedings and to vigorously oppose the petitions. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999".

Point Beach Nuclear Plant: Point Beach provided 29 percent of Wisconsin Electric's net generation in 1994. The plant has two generating units which had a combined dependable capability during December 1994 of 980 megawatts and which together constituted 18.3 percent of Wisconsin Electric's dependable generating capability in 1994. The U.S. Nuclear Regulatory Commission ("NRC") licenses for Point Beach Units 1 and 2 expire October 5, 2010 and March 8, 2013, respectively.

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

Wisconsin Electric has initiated certain plant betterment projects at Point Beach that are judged to be appropriate and beneficial. Construction is progressing on the addition of two safety-related emergency diesel powered electrical generators with installation to be completed in 1996.

On October 1, 1992, Wisconsin Electric filed an application with the PSCW for the replacement of the Unit 2 steam generators, which would allow for the unit's operation until the expiration of its operating license in 2013. This project is estimated to cost $119 million. (In 1984 Wisconsin Electric replaced the Unit 1 steam generators.) The PSCW deferred the decision on the steam generator replacements until after the next refueling outage in

September 1995. In the Interim Order dated February 13, 1995, the PSCW directed Wisconsin Electric to make suitable arrangements with the fabricator of the new steam generators to allow the fabrication, delivery and replacement to proceed promptly if authorized by the PSCW as result of further investigation. The reasonable costs of such arrangements to maintain a place in line with the fabricator will be afforded rate recovery. It is anticipated that the final order in this matter will be issued in early 1996. Without the replacement of the steam generators, it is believed the unit would not be able to operate to the end of its current license.

Decommissioning Fund: Pursuant to a 1985 PSCW order amended in 1994, Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund on December 31, 1994 to approximately $227 million. For additional information regarding decommissioning see Note F to the Financial Statements in Item 8.

Nuclear Plant Insurance: For information regarding matters pertaining to nuclear plant insurance, see Note F to the Financial Statements in Item 8.

NATURAL GAS (FOR ELECTRIC GENERATION): Natural gas for boiler ignition and flame stabilization purposes for the Pleasant Prairie, Oak Creek and Valley Power Plants, is purchased under an agency agreement. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. Gas for the Pleasant Prairie and Oak Creek Power Plants is delivered by Wisconsin Natural. Gas for the Valley Power Plant is delivered by Wisconsin Gas Company, a non-affiliated company.

The Concord Generation Station and the Oak Creek combustion turbine use natural gas as their primary fuel, with Number 2 fuel oil as backup, as will the Paris Generating Station, expected to go into commercial service in the summer of 1995. Gas for these plants may be purchased directly from Wisconsin Natural on an interruptible basis.

OIL: Oil is used for combustion turbines at the Germantown and Port Washington Power Plants and at Point Beach. Small amounts of oil are also used for boiler ignition and flame stabilization at some coal-fired plants. Number 2 fuel oil requirements for 1995 at the Presque Isle Power Plant and the Point Beach combustion turbine are provided under one-year contracts with equitable price adjustment formulas. All other oil requirements are purchased as needed from local suppliers. The Concord and Paris Generating Stations and the Oak Creek combustion turbine use oil as a secondary fuel source.

HYDRO: Wisconsin Electric has various licenses from the Federal Energy Regulatory Commission ("FERC") for its hydroelectric generating facilities that expire during the period 1998 to 2004. Wisconsin Electric has begun the licensing process for its largest hydro facility, Big Quinnesec Falls, which has a license expiring in 1998. Wisconsin Electric continues to support FERC's efforts to complete the licensing process and issue licenses for four hydro projects with 1993 expiration dates. These projects are currently being operated by Wisconsin Electric under annual licenses issued by FERC. The three hydro facilities, with a total of 2.5 megawatts installed capacity, that Wisconsin Electric decided not to relicense in 1993 are still being operated by Wisconsin Electric under annual licenses until FERC determines their disposition. Wisconsin Electric continues to consult with the U.S. Fish and

Wildlife Service, DNR, Michigan Department of Natural Resources ("MDNR") and the National Park Service in conjunction with the licensing process. Hydroelectric facilities provided 1.4% of Wisconsin Electric's total energy generation in 1994.

INTERCONNECTIONS WITH OTHER UTILITIES: Wisconsin Electric's system is interconnected at various locations with the systems of Madison Gas and Electric Company, Wisconsin Power and Light Company, Wisconsin Public Service Corporation, Commonwealth Edison Company, Northern States Power Company and Upper Peninsula Power Company. These interconnections provide for interchange of power to assure system reliability as well as facilitating access to generating capacity and the transfer of energy for economic purposes.

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

In March 1994, Wisconsin Electric executed a transmission service agreement with Commonwealth Edison that will allow Wisconsin Electric to purchase energy from southern Illinois and Indiana suppliers, using the Commonwealth Edison transmission system to import such energy into Wisconsin.

A transmission service agreement has been executed to allow Wisconsin Electric to reserve capacity and import energy from members of the Mid-Continent Area Power Pool ("MAPP"), a group consisting of electric utilities generally located west of Wisconsin. Considerable non-firm energy is expected to be purchased from MAPP members over the next several years.

SALES TO WHOLESALE CUSTOMERS: Wisconsin Electric currently provides wholesale electric energy to five municipally owned systems, three rural cooperatives, two municipal joint action agencies and one isolated system of an investor-owned utility in Wisconsin, Illinois, and the Upper Peninsula of Michigan under rates approved by the FERC. Sales to these wholesale customers accounted for 5.3 percent of total kilowatt-hour sales in 1994. Under two agreements, service is being provided subject to a seven-year notice of cancellation from the Wisconsin Public Power Inc. SYSTEM ("WPPI"). Wisconsin Electric also has an eight-year power supply agreement with the Badger Power Marketing Authority. Sales to the Badger Power Marketing Authority and WPPI combined are expected to account for approximately one half of the wholesale sales for 1995.

Service to UPPCO, under a 65 megawatt agreement which expires on December 31, 1997, is expected to account for 30 percent of 1995 wholesale sales. In October 1993, UPPCO announced that it had reached an agreement in principle with NSP to purchase 90 megawatts of base-load electric energy beginning in
1998.   Wisconsin Electric expects to apply the 65 megawatts of capacity toward the electric energy needs of new customers and toward the overall increase in system supply needs anticipated by 1998.

Service to the remaining wholesale customers is provided under agreements which require a three-year notice of cancellation from the customers.

During 1994, sales to wholesale customers declined 10.4 percent from 1993, largely the result of reductions in sales to WPPI. WPPI has been reducing its purchases from Wisconsin Electric subsequent to acquiring generation capacity in 1990. Sales to WPPI during 1994, 1993 and 1992 were approximately 725,000 megawatt-hours ("MWh"), 944,000 MWh and 1,166,000 MWh, respectively. Further reductions are expected as WPPI installs additional capacity. These sales reductions are not expected to have a significant effect on future earnings. Under the provisions of a long-term agreement, Wisconsin Electric will continue to provide transmission services to WPPI.

Wisconsin Electric's existing FERC tariffs also provide for transmission service to its wholesale customers. During 1994, Wisconsin Electric had three customers taking transmission service. For further information see Item 1. BUSINESS - "REGULATION".

In October 1992, the Energy Policy Act was signed into law. Passage of this law is expected to remove perceived encumbrances and facilitate the entry of power producers into the already competitive bulk power market. Notable among its provisions are the creation of a new class of energy producer called Exempt Wholesale Generators ("EWGs"), who are exempt from the requirements of the Public Utility Holding Company Act of 1935, and the rights that the Energy Policy Act provides them and utilities to request a FERC order directing the provision of transmission service if denied transmission access from utilities. The transmission aspects of this law are expected to have little impact on Wisconsin Electric since it has had open access transmission tariffs on file with the FERC since 1980.

In September 1994 Wisconsin Electric, responding to WPPI's request and a PSCW order in a transmission construction proceeding, filed an unexecuted Network Transmission Service Agreement for service to WPPI at the FERC. In November 1994 Wisconsin Electric made a second filing at the FERC to extend network transmission service to non-WPPI wholesale customers. The proposed Network Transmission Service is firm service for the loads of wholesale customers located in Wisconsin Electric's retail service area. It is designed to be comparable to service provided for the Company's native load.

The electric utility industry continues to become increasingly competitive. Some municipal utilities are approaching competing utilities in a search for lower energy prices. Additionally, some large industrial customers are seeking regulatory changes that could permit retail wheeling to allow them to seek proposals for energy from alternate suppliers. IPPs are also exploring cogeneration projects which would provide process steam to customers in Wisconsin Electric's service territory and sell electricity to Wisconsin Electric. Consequently, electric wholesale and large retail customers of Wisconsin Electric or other non-affiliated utilities may determine, from time to time, to switch energy suppliers, purchase interests in existing power plants or build new generating capacity, either directly or through joint ventures with third parties. The advent of EWGs can be expected to accelerate this practice. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "LIQUIDITY AND CAPITAL RESOURCES".

SALES TO LARGE CUSTOMERS

Wisconsin Electric provides utility service to a diversified base of industrial customers. Major industries served include the iron ore mining industry, the paper industry, the machinery production industry, the foundry industry and the food products industry. The Empire and Tilden iron ore mines, the two largest customers of Wisconsin Electric, accounted for 4.6 percent and 4.0 percent, respectively, of total electric kilowatt-hour sales in 1994. Sales to the mines were 15.0 percent higher in 1994 compared to 1993, attributable to a five week strike in 1993. For additional information, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Electric Sales and Revenues".


STEAM UTILITY OPERATIONS

Wisconsin Electric operates a district steam system for space heating and processing in downtown and near southside Milwaukee. Sales of the steam utility fluctuate with the heating cycle of the year and are impacted by varying weather conditions from year-to-year. The system consists of approximately 28 miles of high and low pressure mains and related regulating equipment. Steam for the system is supplied by Wisconsin Electric's Valley Power Plant. At December 31, 1994, there were 471 customers on the system. Steam sales in 1994 were 2,395 million pounds, an increase of 0.8 percent from the 2,376 million pounds sold in 1993.


REGULATION

Wisconsin Electric is subject to the regulation of the PSCW as to retail electric and steam rates in Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and various other matters. Wisconsin Electric is also subject to the regulation of the MPSC as to the various matters associated with retail electric service in Michigan as noted above except as to construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric, with respect to hydro-electric facilities, wholesale rates and accounting, is subject to FERC regulation. Operation and construction relating to Wisconsin Electric's Point Beach facilities are subject to regulation by the NRC. Wisconsin Electric's operations are also subject to regulations of the EPA, the DNR and the MDNR.

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

In 1992, the PSCW ordered that utilities should include a cost of $15 per ton of carbon dioxide ("CO2") when comparing resource planning options (both supply and demand-side) to account for the economic risk of future greenhouse gas regulation. Appeals through 1993 and 1994 did not substantially change the order. Recent supply and DSM plans included the greenhouse gas adder. There are only minor differences in supply and DSM plans prepared with and without the greenhouse gas adder.

In 1994, the PSCW ordered the state's utilities to competitively bid all new generation needs in excess of 12 megawatts to be built in Wisconsin. The two stage process established by the PSCW consists of: (1) an all-parties (including utilities) bidding procedure for fossil-fueled and renewable generation projects and (2) the conventional Certificate of Public Convenience and Necessity ("CPCN") procedure for the winner or winners. For additional information regarding the CPCN process, see Item 3. LEGAL PROCEEDINGS - OTHER LITIGATION and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999."

The PSCW is conducting an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. About 50 interested parties, including Wisconsin Electric, submitted comments as to appropriate objectives for regulation of the electric utility industry and the utility structures and regulatory approaches likely to provide the best balance of such objectives. Initial question and answer sessions were held in November, 1994. The PSCW also scheduled meetings for early 1995 for the purpose of narrowing the scope of the investigation and has indicated it anticipates submitting a final report to the Wisconsin Legislature in late 1995. Copies of Wisconsin Electric's proposal are available upon request.

Wisconsin Electric's view of industry restructuring separates various electric utility functions into two major categories - natural monopolies and competitive entities. The natural monopolies are functions where a single entity can provide the lowest cost. The competitive entities are functions where competition can provide the lowest cost. The natural monopolies would be re-regulated so the appropriate incentives exist to provide electricity at reasonable prices. The competitive entities would eventually see an elimination of traditional regulation.

In Wisconsin Electric's plan, the re-regulated natural monopolies are the transmission and distribution functions. Re-regulation of these entities should involve some form of price cap and performance-standard operation rules. In the new structure, the FERC would regulate the transmission systems through a regional transmission group to ensure open access, comparable pricing, comparable service and adequate cost recovery. The PSCW would regulate the distribution function for reasonable price, reliability, public safety and customer satisfaction.

The competitive entities in the Wisconsin Electric model are the generation, customer service and energy merchant functions. In the restructured electric utility industry, utilities would unbundle costs into the individual components of generation, transmission, distribution and service.

RATE MATTERS

See Item 3. LEGAL PROCEEDINGS - "RATE MATTERS" - for a discussion of rate matters, including recent rate changes and a discussion of the tariffs and procedures with respect to recovery of changes in the costs of fuel and purchased power.

ENERGY EFFICIENCY

The management of Wisconsin Electric believes that a strong and continuing emphasis must be placed on energy management and efficient energy use. Wisconsin Electric is continuing to develop programs to inform and assist its customers with respect to conservation options. This policy is regarded by Wisconsin Electric as in the best interests of its customers and security holders.

Efficient use of energy is not limited to reduced consumption. Time-of-use rates for certain electric customers promote the shifting of electricity usage to those times when electric generating facilities are not fully utilized. Interruptible and curtailable rates, along with an energy cooperative managed load curtailment program, are offered to certain industrial customers to control peak demand. Direct load control of some residential central air conditioners continues as part of a pilot program which began in 1992.

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

ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $57 million in 1994, a decrease of $8 million from 1993. Expenditures incurred during 1994 included costs associated with the replacement of the precipitators at Valley Power Plant the installation of pollution abatement facilities at Wisconsin Electric's power plants, the installation of underground distribution lines and environmental studies associated with power plants. Such expenditures are budgeted at approximately $35 million for 1995.

Operation, maintenance and depreciation expenses of Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been $47 million in 1994. Other environmental costs, primarily for environmental studies, amounted to $1 million in 1994.

Solid Waste Landfills

Wisconsin Electric provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

Muskego Sanitary Landfill: In 1992, Wisconsin Electric was informed by the EPA that it was included in a group of approximately 50 potentially responsible parties ("PRPs") against which the EPA will issue orders requiring that the PRPs clean up the Muskego Sanitary Landfill (located in Southeastern Waukesha County, Wisconsin). On January 14, 1993, Wisconsin Electric notified EPA that it was proceeding, with other PRPs, to comply with the order. The first step toward remediation has been identified with the Wisconsin Electric portion of the $16.8 million dollar effort identified as $115,414 (paid in 1994). Remedial actions for the second step (Groundwater Operable Unit Remedy) are being evaluated, with EPA recommending a limited pump and treat option, estimated to cost $7.4 million. Costs would be allocated among the PRPs based on their waste contribution to the site. Wisconsin Electric has been identified as one of the small waste contributors to the site.

Maxey Flats Nuclear Disposal Site: In 1986, Wisconsin Electric was advised by EPA that it is one of a number of PRPs for cleanup at this low-level radioactive waste site located in Morehead, Kentucky. The amount of waste contributed by Wisconsin Electric is significantly less than one percent of the total. Under the terms of a consent decree agreed to by all parties, Wisconsin Electric will pay the amount of $163,830 (minus a small credit for an amount previously paid) as its share of the settlement fund for site clean up costs.

Manistique River/Harbor Area: Wisconsin Electric received a request for information or PRP letter from EPA on March 12, 1993. The letter states that the river/harbor has PCB contamination. EPA has requested information regarding company PCB and oil filled equipment management in the Manistique River drainage basin. Wisconsin Electric responded to this request on April 22, 1993. Additional information requests from EPA have also been responded to by Wisconsin Electric. Wisconsin Electric has no reason to believe that the company is responsible in total or in part for the PCB contamination in the Manistique River/harbor area. Wisconsin Electric has learned through newspaper articles that the EPA announced a preliminary plan to dredge most of the PCB-contaminated sediments, with only limited capping along the breakwater. The two identified PRPs, Manistique Papers and Edison Sault Electric Company, have advocated installation of a permanent cap.

Kenosha Iron and Metal: Wisconsin Electric received a request for information or PRP letter from EPA on December 9, 1994. The letter requested information regarding any involvement Wisconsin Electric's Pleasant Prairie Power Plant may have had with this operation. A response to EPA was sent December 29, 1994 indicating that Wisconsin Electric had no reason to believe that the power plant or Wisconsin Electric did any business with Kenosha Iron and Metal. No cleanup schedule has been set or remediation costs identified.

Marina Cliffs Barrel Dump Site: Wisconsin Electric received a special notice letter and information request on March 25, 1994 from the DNR. The letter describes a release of hazardous substances at a former barrel reclamation facility and landfill site, and requests information on any business dealings Wisconsin Electric may have had with this former operation. Wisconsin Electric has no reason to believe that it is responsible for the contamination problems at this site. No known cleanup schedule has been set or remediation costs identified.

ETSM Property: Iron cyanide bearing wastes were found both on property owned by Wisconsin Electric (ETSM facility) and adjacent landowners. The wastes were removed and properly disposed, with Wisconsin Electric's share of the cleanup at about $100,000. Adjacent landowners believe Wisconsin Electric to be the source of the material, however, records do not support that allegation.


Ash Landfills

Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses of its combustion byproducts. However, ash materials have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents, resulting in the need for various levels of remediation. These costs are included in the environmental operating and maintenance costs for Wisconsin Electric. Sites currently undergoing remediation include:

Presque Isle Landfill: Wisconsin Electric entered into a settlement agreement with the MDNR for conditions existing at an ash landfill site acquired by Wisconsin Electric when it purchased the Presque Isle Power Plant in 1988. Wisconsin Electric's groundwater monitoring program at the site detected elevated levels of certain substances at the oldest portion of the landfill. Wisconsin Electric has reconstructed and capped that portion of the landfill to prevent further leachate from entering the groundwater at an approximate cost of $2.6 million. The cost to implement a remediation plan for the cleanup of the current groundwater conditions, when approved by the MDNR, is estimated to not exceed $1 million.

Highway 59 Landfill: In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the town of Waukesha, Wisconsin. After notifying the DNR, Wisconsin Electric initiated a five-year expanded monitoring program. In response to a request from the DNR, Wisconsin Electric is preparing an environmental contamination assessment of the landfill, and will submit the report to the DNR in May, 1995. Wisconsin Electric believes that any remediation plan developed, approved and implemented for this site would not have a material adverse effect on its financial condition.


Air Quality - Acid Rain Legislation

In 1986, the Wisconsin Legislature passed legislation establishing new sulfur dioxide ("SO2") limitations applicable to Wisconsin's five major electric utilities, including Wisconsin Electric. The law requires each of the five major electric utilities to meet a 1.20 lb SO2 per million BTU corporate average annual emission rate limit beginning in 1993. Prior to 1993, Wisconsin law limited the total annual SO2 emissions from the five major electric utilities to 500,000 tons per year. During 1994, approximately 181,000 tons of SO2 were emitted by such utilities, equivalent to an annual average emission rate of 0.97 lbs SO2 per million BTU.

Wisconsin Electric's compliance plan to meet the SO2 limitations under Wisconsin's acid rain law includes the increased use of low-sulfur coal at certain power plant units. Some changes to existing power plant equipment were made to accommodate the use of low-sulfur coals.

The 1990 amendments to the Federal Clean Air Act mandate significant nation-wide reductions in air emissions. Most significant to the country's electric utility companies are the "acid rain" provisions of the amendments which are scheduled to limit SO2 and nitrogen oxide ("NOX") emissions in phases which take effect in 1995 and 2000. Wisconsin Electric evaluated the potential impact resulting from this legislation and concluded that minimal impact will result from Phase I requirements because of actions taken to meet the above mentioned Wisconsin acid rain law. Phase II requirements, together with separate ozone nonattainment provisions of the Clean Air Act which may call for additional NOX reductions, however, will necessitate the implementation of a compliance strategy which is not expected to impact rates. Since a portion of the regulations that have been issued by the EPA are not complete or are not yet final, the rate impact is subject to change and will be reevaluated as needed.

For additional information regarding the impact of the Clean Air Act Amendments, including estimates of the cost of compliance, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Environmental Issues".


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

Research and development expenditures of Wisconsin Electric amounted to $7,996,000 in 1994, $8,485,000 in 1993, and $7,835,000 in 1992. Such
expenditures were primarily for improvement of service and abatement of air and water pollution. The capitalized portion of research and development costs amounted to $15,000 in 1993 and $55,000 in 1992; there were no such capitalized costs in 1994. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

At December 31, 1994, Wisconsin Electric employed 4,132 persons, of which 105 were part-time.

ITEM 2.  PROPERTIES

Wisconsin Electric owns the following generating stations with 1994 capabilities as indicated:
                                                           Dependable
                                                          Capability In
                                                          Megawatts (1)
                                                    -----------------------
                                        No. of
                                      Generating     August        December
Name                       Fuel         Units         1994           1994
----                       ----       ----------     -------       --------
Steam Plants:
     Point Beach           Nuclear         2            974           980
     Oak Creek             Coal            4          1,135         1,141
     Presque Isle (2)      Coal            9            612           612
     Pleasant Prairie      Coal            2          1,200         1,210
     Port Washington       Coal            4            322           324
     Valley                Coal            2            267           227
     Edgewater (3)         Coal            1             98            98
                                          --          -----         -----
TOTAL STEAM                               24          4,608         4,592

Hydro Plants (16 in number)               38             75            75
Germantown Combustion
 Turbines                  Oil             4            212           252
Other Combustion
 Turbines & Diesel(4)     Gas/Oil          6            393           450
                                          --          -----         -----
TOTAL SYSTEM                              72          5,288         5,369
                                          ==          =====         =====

-------------------
(1) Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(2) UPPCO, a non-affiliated utility, staffs and operates the Presque Isle Power Plant under an operating agreement with Wisconsin Electric which extends through December 31, 1997.

(3) Wisconsin Electric has a 25 percent interest in Edgewater 5 Generating Unit, which is operated by Wisconsin Power and Light Company, a non-affiliated utility.

(4) During the second quarter of 1994, two units, or approximately 150 megawatts of additional peaking combustion turbine generation capacity, were placed in service at Wisconsin Electric's Concord Generating Station.

At December 31, 1994, the Wisconsin Electric system had 2,759 miles of transmission circuits, of which 639 miles were operating at 345 kilovolts, 123 miles at 230 kilovolts, 1,603 miles at 138 kilovolts, and 394 miles at voltage levels less than 138 kilovolts. At December 31, 1994, Wisconsin Electric was operating 22,327 pole miles of overhead distribution lines and 13,481 miles of underground distribution cable, as well as 360 distribution substations and 216,973 line transformers.

Wisconsin Electric owns various office buildings and service centers throughout its service area. The principal properties of Wisconsin Electric are owned in fee except that the major portion of electric transmission and distribution lines and steam distribution mains are located, for the most part, on or in streets and highways and on land owned by others. Substantially all utility property is subject to a first mortgage lien.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

Wisconsin Electric is subject to federal, state and certain local laws and regulations governing the environmental aspects of its operations. Wisconsin Electric believes that, with immaterial exceptions, its existing facilities are in compliance with applicable environmental requirements.

Stephenson Building: Crown Life Insurance Company has sued Wisconsin Electric in federal court, seeking contribution and damages from Wisconsin Electric for the cost of removing asbestos from boilers and piping in a building owned by Crown Life. Wisconsin Electric sold that equipment and piping to a former building owner in 1970. Wisconsin Electric is defending this lawsuit.

See Item 1. BUSINESS - ENVIRONMENTAL COMPLIANCE for a discussion of matters related to certain solid waste and ash landfills sites.

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

1994 Fuel Cost Adjustment: Effective August 4, 1994 the PSCW authorized Wisconsin Electric to reduce Wisconsin retail electric rates through the use of a fuel adjustment credit to reflect lower fuel and purchased power expenses. The adjustment reduced Wisconsin retail electric revenue by approximately $6.8 million through December 31, 1994. The level of fuel expenses currently included in rates will continue until either the actual cumulative fuel and purchased power costs exceed the range in the fuel cost adjustment procedure, at which time Wisconsin Electric can apply for a change to the fuel adjustment factor currently in place, or rates are revised by the PSCW in a rate case.

1994 Test Year: In April 1993, Wisconsin Electric filed with the PSCW required data relating to the 1994 test year. In support of its goal to become the lowest-cost energy provider in the region, Wisconsin Electric did not seek an increase in retail electric rates for 1994 over those which were authorized on February 17, 1993.

1995 Test Year: In 1993 the PSCW discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. As a result, no filing was made with respect to the 1995 test year.

1996 Test Year: Under the PSCW's biennial rate case schedule, Wisconsin Electric would be scheduled to file in mid-1995 for rates to reflect a 1996 test year. Wisconsin Electric and Wisconsin Natural may make a single combined filing covering electric, steam and gas operations in May 1995 for the test year beginning January 1, 1996. On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their upcoming rate case filing. The matter is pending.

Wholesale Electric Jurisdiction

Fuel and Purchased Power Adjustment Tariffs: Wisconsin Electric's wholesale rates contain an automatic fuel adjustment provision to reflect varying fuel and purchased power costs. Wholesale sales, to municipals and cooperatives, represented approximately 5% of total electric sales in 1994.

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

Power Supply Cost Recovery Clause: Rates are adjusted to reflect varying fuel and purchased power costs through a power supply cost recovery ("PSCR") clause in Wisconsin Electric's tariffs. Such PSCR clause provides for, among other things, an annual filing of a PSCR plan and, after notice and an opportunity for hearing, the development of PSCR factors to be applied to customers' bills during the period covered by the PSCR plan to allow Wisconsin Electric to recover its costs of fuel and purchased power transactions, as estimated in its annual filing. The amounts so collected are subject to a reconciliation proceeding conducted by the MPSC at the end of the period covered by the plan for recovery of any undercollections of actual costs or for refund or credit of any amounts in excess of its actual costs in such period. On November 30, 1994, the MPSC approved the proposed PSCR credit factor of $.00535 per kilowatt-hour for the year 1995.

Wisconsin Retail Steam Jurisdiction

Fuel Adjustment: Wisconsin Electric steam rates contain a provision to adjust rates to reflect varying fuel costs for all customers except for a large volume contract representing approximately 14 percent of steam sales in 1994.

1994 Test Year: Consistent with the actions taken with respect to Wisconsin Electric's Wisconsin Retail Electric Jurisdiction, Wisconsin Electric did not seek an increase in retail steam rates for 1994 above those authorized in February 1993.

1995 Test Year: In 1993 the PSCW discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years. As a result, no filing was made with respect to the 1995 test year.

1996 Test Year: Under the PSCW's biennial rate case schedule, Wisconsin Electric would be scheduled to file in mid-1995 for rates to reflect a 1996 test year period. Wisconsin Electric and Wisconsin Natural may make a single combined filing covering electric, steam, and gas operations in May, 1995, for the test year beginning January 1, 1996. On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their upcoming rate case filing. The matter is pending.

For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Rates and Regulatory Matters".


OTHER LITIGATION

Advance Plan 6: In 1992, Wisconsin Electric joined with other state utilities in a petition filed in Brown County Circuit Court requesting judicial review of one aspect of the PSCW's Advance Plan 6 order. The action involved the Commission's authority to require the utilities to consider, in their planning, monetized effects of so-called "greenhouse gases".

Also, in 1992, Wisconsin's Environmental Decade ("WED") filed a petition in Dane County Circuit Court requesting judicial review of another aspect of the PSCW's Advance Plan 6 order. That proceeding involved the question of whether the PSCW should have required the utilities to reflect, in their planning, claimed beneficial employment impacts associated with demand-side management activities and whether the PSCW's environmental assessment was sufficient. A group of utilities, including Wisconsin Electric, appeared in that proceeding in opposition to WED.

The two petitions were consolidated for judicial review in Dane County Circuit Court. On September 2, 1994, the Court issued a decision that the PSCW (1) has authority to require the utilities to monetize the economic risk of potential future regulation of greenhouse gases for advance planning purposes, and (2) was not required to direct utilities to include the economic impact of employment benefits in their advance plans. In addition, the Court held the PSCW's environmental assessment was deficient. The Court remanded the Advance Plan order to the PSCW for the purpose of providing a factual basis for the monetized values of greenhouse gases and correcting the environmental assessment deficiencies. On December 21, 1994, the PSCW issued a supplemental order purporting to explain the factual basis for the monetized values.

PSCW Two-Stage CPCN Order: In January 1994, Wisconsin Electric filed an action in Milwaukee County Circuit Court seeking judicial determination concerning the PSCW's authority to adopt a new "two-stage" CPCN process and to order utilities to enter into contracts to buy power from other entities.
This action was in response to the PSCW's December 1993 order which detailed the requirements of the new process to be implemented by the PSCW in making the final selection from among competing alternatives to construct proposed future capacity additions, including projects that would be owned and operated by unaffiliated IPPs. On June 27, 1994, this action was dismissed by stipulation of the parties. Wisconsin Electric is also an intervenor in a similar action brought by an unaffiliated IPP in Dane County Circuit Court. The matter is pending. For additional information see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999".

Spent Fuel Storage and Disposal:  See Item 1. BUSINESS - SOURCES OF GENERATION
- NUCLEAR - "Spent Fuel Storage and Disposal" for information concerning the PSCW's approval of Wisconsin Electric's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach, and pending petitions for judicial review of the PSCW's decision.

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

In November 1993, the FERC rejected Wisconsin Electric's request to be allowed to recover, in wholesale rates in the future, the amount which may have to be refunded to customers in the event of an unfavorable ruling in the pending fuel adjustment clause proceeding concerning the Pittsburg & Midway reclamation charges. In January 1994, Wisconsin Electric filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit regarding this rejection. The matter is pending.

Electromagnetic Fields: Claims are being made or threatened with increasing frequency against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields ("EMFs") associated with electric transmission and distribution lines. Results of scientific studies conducted to date do not establish the existence of a causal connection between EMFs and any adverse health effects. Wisconsin Electric believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards. Wisconsin Electric does not believe that any claims thus far made or threatened against it in connection with EMFs will result in any substantial liability on the part of Wisconsin Electric.

Uranium Enrichment Charges: On February 9, 1995, Wisconsin Electric and ten other utilities filed an action against USEC in the U.S. Court of Federal Claims challenging the final decision of the USEC contracting officer in November 1994 which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between July 1, 1993 and September 30, 1994. The damages sought by Wisconsin Electric total $3.3 million.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of Wisconsin Electric stockholders held on December 15, 1994, the common and preferred stockholders approved several items. A brief description of each item voted upon, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter are listed below:

Item 1: Proposal to approve the Plan and Agreement of Merger, dated June 30, 1994, by and between Wisconsin Electric and Wisconsin Natural, providing for the merger of Wisconsin Natural with and into Wisconsin Electric. (Vote

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Cont'd)

required on this proposal: The majority of outstanding shares of preferred stock, as well as the majority of outstanding shares of preferred and common stock.)

                                No. of        No. of
                             Shares Voted  Shares Voted    No. of
                                  FOR        AGAINST       Shares     BROKER
                             the Proposal  the Proposal  ABSTAINING  NON-VOTES
------------------------------------------------------------------------------
Common Stock                   33,289,327          0            0           0
Six Per Cent. Preferred Stock      34,176        731        1,144       4,142
3.60% Preferred Stock             202,047      3,066        4,604      18,948

Item 2: Proposal to amend Wisconsin Electric's Restated Articles of Incorporation (the "Restated Articles") to remove the specific reference to electric and steam operations in the description of Wisconsin Electric's purpose. (Vote required on this proposal: The majority of outstanding shares of preferred and common stock.)

                                No. of        No. of
                             Shares Voted  Shares Voted    No. of
                                  FOR        AGAINST       Shares     BROKER
                             the Proposal  the Proposal  ABSTAINING  NON-VOTES
------------------------------------------------------------------------------
Common Stock                   33,289,327          0            0           0
Six Per Cent. Preferred Stock      37,789        926        1,478           0
3.60% Preferred Stock             217,108      5,086        6,471           0

Item 3: Proposal to amend the Restated Articles to remove the special voting rights of the preferred stockholders in connection with the issuance of certain unsecured indebtedness or consummation of certain mergers or consolidations. (Vote required on this proposal: Two thirds of the outstanding shares of each series of preferred stock, as well as the majority of the outstanding shares of preferred and common stock.)

                                No. of        No. of
                             Shares Voted  Shares Voted    No. of
                                  FOR        AGAINST       Shares     BROKER
                             the Proposal  the Proposal  ABSTAINING  NON-VOTES
------------------------------------------------------------------------------
Common Stock                   33,289,327          0            0           0
Six Per Cent. Preferred Stock      30,389      3,315        2,347       4,142
3.60% Preferred Stock             184,471     16,684        8,562      18,948

Item 4: Proposal to amend the Restated Articles to remove designations of certain series of preferred stock which are no longer outstanding. (Vote required on this proposal: The majority of outstanding shares of preferred and common stock.)

                                No. of        No. of
                             Shares Voted  Shares Voted    No. of
                                  FOR        AGAINST       Shares     BROKER
                             the Proposal  the Proposal  ABSTAINING  NON-VOTES
------------------------------------------------------------------------------
Common Stock                   33,289,327          0            0           0
Six Per Cent. Preferred Stock      36,079      1,540        1,704         870
3.60% Preferred Stock             210,095      5,723        9,890       2,957

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (Cont'd)

Item 5: Proposal to amend the Restated Articles to conform provisions relating to managing the business and affairs of Wisconsin Electric during an emergency with appropriate sections of the revised Wisconsin Business Corporation Law. (Vote required on this proposal: The majority of outstanding shares of preferred and common stock.)

                                No. of        No. of
                             Shares Voted  Shares Voted    No. of
                                  FOR        AGAINST       Shares     BROKER
                             the Proposal  the Proposal  ABSTAINING  NON-VOTES
------------------------------------------------------------------------------
Common Stock                   33,289,327          0            0           0
Six Per Cent. Preferred Stock      33,210      1,294        1,547       4,142
3.60% Preferred Stock             198,861      3,686        7,170      18,948

Item 6: Proposal to amend the Restated Articles to conform the statutory references in the provision setting forth the majority vote requirement for certain extraordinary transactions with the appropriate sections of the Wisconsin Business Corporation Law, thereby clarifying the applicability of such vote requirement to a statutory share exchange. (Vote required on this proposal: The majority of outstanding shares of common stock, as well as the majority of outstanding shares of each series of preferred stock, as well as the majority of outstanding shares of preferred and common stock.)

                                No. of        No. of
                             Shares Voted  Shares Voted    No. of
                                  FOR        AGAINST       Shares     BROKER
                             the Proposal  the Proposal  ABSTAINING  NON-VOTES
------------------------------------------------------------------------------
Common Stock                   33,289,327          0            0           0
Six Per Cent. Preferred Stock      36,173      1,359        1,791         870
3.60% Preferred Stock             210,031      5,369       10,308       2,957

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 1994 and positions of all of the executive officers of Wisconsin Electric are listed below along with their business experience during the past five years. All officers are elected for one year terms or until their respective successors are duly chosen. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
                                          Current Position(s) and
                                            Business Experience
   Name and Age                            During Past Five Years
---------------------                      ----------------------
Richard A. Abdoo, 50      Chairman of the Board, President and Chief Executive
                             Officer of Wisconsin Energy Corporation since 1991; Executive Vice President, 1990 to 1991; Vice President, 1987 to 1990; Director of Wisconsin Energy since 1988.
                          Chairman of the Board and Chief Executive Officer of
                             Wisconsin Electric Power Company since 1990;
                             President and Chief Executive Officer, during 1990; President and Chief Operating Officer, 1989 to 1990; Director of Wisconsin Electric since 1989.

                                          Current Position(s) and
                                            Business Experience
   Name and Age                            During Past Five Years
---------------------                      ----------------------
Richard A. Abdoo (cont'd) Chairman of the Board and Chief Executive Officer of
                             Wisconsin Natural Gas Company since 1990;
                             Director of Wisconsin Natural since 1989.

Richard R. Grigg, Jr., 46 Vice President of Wisconsin Energy since January
                             1995.
                          President and Chief Operating Officer of Wisconsin
                             Electric since January 1995; Group Executive and Vice President, June to December 1994; Vice President, 1990 to 1994; Director of Wisconsin Electric since 1994.
                          President and Chief Operating Officer of Wisconsin
                             Natural since January 1995; Director of
                             Wisconsin Natural since January 1995.

Jerry G. Remmel, 63       Vice President of Wisconsin Energy since 1994;
                             Chief Financial Officer since 1989; Treasurer since 1981.
                          Chief Financial Officer of Wisconsin Electric since
                             1989; Senior Vice President, 1989 to 1994;
                             Director of Wisconsin Electric since 1989.
                          Chief Financial Officer of Wisconsin Natural since
                             1989; Vice President-Finance, 1989 to 1994;
                             Director of Wisconsin Natural since 1988.


David K. Porter, 51       Senior Vice President of Wisconsin Electric since
                             1989; Director of Wisconsin Electric since
                             1989.
                          Vice President of Wisconsin Natural since 1989;
                             Director of Wisconsin Natural since 1988.

Calvin H. Baker, 51       Vice President-Finance of Wisconsin Electric since
                             1994; Vice President-Marketing, 1992 to 1994; Vice President-Finance, 1991 to 1992.
                          Senior Vice President, Financial Services
                             Corporation of New York City (provider of direct loan programs and industrial development projects in New York City), 1989 to 1991.

Francis Brzezinski, 43    Vice President of Wisconsin Energy since 1990.
                          Vice President-Bulk Power of Wisconsin Electric
                             since 1994.
                          President and Chief Operating Officer of Wispark
                             Corp., Wisvest Corp., and Witech Corp.
                             since 1990.
                          Owner of Brzezinski Real Estate Advisors, 1989 to
                             1990.

                                          Current Position(s) and
                                            Business Experience
   Name and Age                            During Past Five Years
---------------------                      ----------------------
Kristine M. Krause, 40    Vice President - Fossil Operations of Wisconsin
                             Electric since 1994; Manager of Valley Power
                             Plant and Steam Services, 1992 to 1994; Manager of Technical & Administrative Services, 1991 to 1992; General Superintendent - Technical Services & Control, 1990 to 1991.

Robert E. Link, 43        Vice President - Nuclear Power of Wisconsin
                             Electric since 1992; Vice President - Marketing, 1991 to 1992; Assistant Vice President - Marketing, 1990 to 1991.

Kristine A. Rappe, 38     Vice President - Customer Services (formerly Sales,
                             Service and Marketing) of Wisconsin Electric since 1994; Regional Manager of Customer Operations - Fox Valley Region, 1991 to 1994; Assistant Regional Manager of Customer Operations
                             - Fox Valley Region during 1991; Manager -
                             Marketing Department, 1990 to 1991.

Bernard F. Van Dinter, 61 Vice President - Electric Operations of Wisconsin
                             Electric since 1994; Vice President - Fossil
                             Operations during 1994; Vice President - System Operations, 1992 to 1993; Vice President - Engineering & Construction, 1991 to 1992; Director of Engineering & Construction during 1991; Director of Corporate Planning, 1990-1991.

Ann Marie Brady, 42       Assistant Secretary of Wisconsin Energy since 1989.
                             Secretary of Wisconsin Electric since 1994;
                             Assistant Secretary, 1989 to 1994. Secretary of Wisconsin Natural since 1993; Assistant Secretary, 1989 to 1993.

Anne K. Klisurich, 47     Controller of Wisconsin Electric since 1994.
                             Controller of Wisconsin Natural since 1994.
                             Accounting Manager of Wisconsin Energy, 1987 to
                             1994.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The amount of cash dividends declared on Wisconsin Electric's Common Stock during the two most recent fiscal years are set forth below. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy.

                      Quarter                              Total Dividend
-----------------------------------------------------------------------------
1993                     1                                   $16,250,000
                         2                                   $16,250,000
                         3                                   $16,250,000
                         4                                   $16,250,000
-----------------------------------------------------------------------------
1994                     1                                   $33,700,000
                         2                                   $35,583,667
                         3                                   $35,583,667
                         4                                   $35,583,667


                                                 PART II

ITEM 6.  SELECTED FINANCIAL DATA
FINANCIAL
                            1994           1993           1992           1991           1990
                            ----           ----           ----           ----           ----
                                                  (Thousands of Dollars)
Earnings available
  for common
  stockholder           $  165,594     $  173,548     $  155,826     $  175,641     $  179,990
Operating revenues
  Electric              $1,403,562     $1,347,844     $1,298,723     $1,292,809     $1,208,045
  Steam                     14,281         14,090         13,093         12,986         12,126
                        ----------     ----------     ----------     ----------       --------
Total operating
  revenues              $1,417,843     $1,361,934     $1,311,816     $1,305,795     $1,220,171
Total assets            $3,826,129     $3,693,556     $3,285,845     $3,052,133     $2,972,903
Long-term debt and
  preferred stock-
  redemption
  required              $1,191,257     $1,193,994     $1,195,210     $1,110,572     $1,002,852

SALES AND CUSTOMERS
                            1994           1993           1992           1991           1990
                            ----           ----           ----           ----           ----
Electric
  Megawatt-hours
    sold                26,911,363     25,685,436     24,747,581     25,016,247     23,656,727
  Customers
    (End of year)          944,855        932,285        919,466        907,871        896,393
Steam
  Pounds sold
    (millions)               2,395          2,376          2,284          2,282          2,213
  Customers
    (End of year)              471            459            472            468            470

QUARTERLY FINANCIAL DATA
                                              Three Months Ended
                                              ------------------
                                        March                    June
                                        -----                    ----
                                    1994      1993           1994      1993
                                    ----      ----           ----      ----
                                            (Thousands of Dollars)
Total operating revenues          $362,102  $339,651       $341,838  $323,416
Operating income                  $ 29,185  $ 63,087       $ 62,785  $ 47,733
Earnings available
  for common stockholder          $ 10,478  $ 44,806       $ 43,476  $ 29,835

                                              Three Months Ended
                                              ------------------
                                       September                December
                                      -----------              ----------
                                    1994      1993           1994      1993
                                    ----      ----           ----      ----
                                            (Thousands of Dollars)
Total operating revenues          $362,949  $355,436       $350,954  $343,431
Operating income                  $ 74,356  $ 68,489       $ 74,232  $ 63,528
Earnings available
  for common stockholder          $ 55,810  $ 51,707       $ 55,830  $ 47,200

-----------------------------------------------------------------------------
The quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis in
Item 7 for further information.


Earnings and dividends per share are not provided as all Wisconsin Electric's Common Stock is held by Wisconsin Energy.

                                         - 30 -

                       Electric Revenue, Kilowatt-Hour Sales and Customer Statistics
                       -------------------------------------------------------------
Year Ended December 31                   1994        1993        1992        1991        1990
                                         ----        ----        ----        ----        ----
OPERATING REVENUES ($000)
  Residential                       $  484,627  $  472,903  $  441,240  $  444,542  $  407,675
  Small commercial and industrial      406,043     386,736     372,213     363,906     347,706
  Large commercial and industrial      398,179     380,482     381,083     372,768     347,723
  Other retail                          13,750      13,975      15,245      15,368      15,097
  Resale - municipals                   55,508      57,039      62,787      71,382      66,240
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals          1,358,107   1,311,135   1,272,568   1,267,966   1,184,441
  Resale - public utilities             31,295      25,879      18,080      18,476      17,799
                                    ----------  ----------  ----------  ----------  ----------
Total revenue from sales             1,389,402   1,337,014   1,290,648   1,286,442   1,202,240
  Other operating revenue               14,160      10,830       8,075       6,367       5,805
                                    ----------  ----------  ----------  ----------  ----------
Total operating revenues            $1,403,562  $1,347,844  $1,298,723  $1,292,809  $1,208,045
                                    ==========  ==========  ==========  ==========  ==========
KILOWATT-HOUR SALES (Millions)
  Residential                            6,670       6,551       6,230       6,567       6,197
  Small commercial and industrial        6,699       6,358       6,155       6,153       5,955
  Large commercial and industrial       10,472       9,771       9,702       9,462       8,764
  Other retail                             189         196         217         226         232
  Resale - municipals                    1,415       1,580       1,779       1,935       1,834
                                    ----------  ----------  ----------  ----------  ----------
Total retail and municipals             25,445      24,456      24,083      24,343      22,982
  Resale - public utilities              1,466       1,229         665         673         675
                                    ----------  ----------  ----------  ----------  ----------
Total Sales                             26,911      25,685      24,748      25,016      23,657
                                    ==========  ==========  ==========  ==========  ==========
NUMBER OF CUSTOMERS - Average
  Residential                          846,745     835,685     824,544     814,078     803,820
  Small commercial and industrial       88,765      87,351      85,990      84,540      83,126
  Large commercial and industrial          674         675         670         664         654
  Other                                  1,811       1,831       1,945       1,980       1,991
                                    ----------  ----------  ----------  ----------  ----------
Total                                  937,995     925,542     913,149     901,262     889,591
                                    ==========  ==========  ==========  ==========  ==========
DEGREE DAYS (Milwaukee)
  Heating (Normal 7,061)                 6,431       6,775       6,723       6,416       6,103
  Cooling (Normal  626)                    877         651         364       1,056         728




































                                         - 31 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Earnings

Net income for Wisconsin Electric decreased to $165,594,000 in 1994 compared to $173,548,000 in 1993, reflecting a non-recurring charge of approximately $63.5 million ($39 million net of tax), associated with Wisconsin Electric's organizational restructuring program.

The charge primarily reflects the costs of severance and early retirement packages which are elements of a "revitalization" program designed to better position Wisconsin Electric in a changing energy marketplace. The company anticipates that the non-recurring restructuring charge, which was taken in the first quarter of 1994, will be offset by the end of 1995 through savings in operation and maintenance costs.

Excluding the non-recurring charge, net income was $204,594,000 for the 12 months ended December 31, 1994, compared with $173,548,000 in 1993, an increase of $31 million, or 18 percent. Earnings reflect a 4.8 percent increase in electric kilowatt-hour sales and a 5.7 percent reduction in non-fuel operation and maintenance expenses. Electric sales increased primarily due to warmer weather during the summer of 1994 and additional economic activity in the company's service area. The reduction in non-fuel operation and maintenance expenses reflects, among other things, payroll-related savings as a result of workforce reductions, and lower expenditures made in connection with power plant renovation work as maintenance programs were completed.


Wisconsin Electric and Wisconsin Natural Revitalization

In response to increasing competitive pressures in the markets for electricity and natural gas, Wisconsin Electric and Wisconsin Natural have developed and are implementing a revitalization process to increase efficiencies and improve customer service.

Wisconsin Electric and Wisconsin Natural are "reengineering" and restructuring their organizations. The new structures consolidate many business functions and simplify work processes. Due to productivity improvements, staffing levels at Wisconsin Electric have been reduced; 347 employees elected to retire under an early retirement option and 573 employees have enrolled in severance packages. See Note H to the Financial Statements - Benefits Other Than Pensions, for additional information.

As part of the revitalization effort, Wisconsin Energy intends to merge Wisconsin Electric and Wisconsin Natural to form a single combined utility subsidiary. The proposed merger will improve customer service and reduce operating costs. The merger, which is anticipated to be effective by year-end 1995, is subject to a number of conditions, including requisite regulatory and other approvals. Wisconsin Electric and Wisconsin Natural filed a joint application on October 11, 1994, to obtain the PSCW's approval of the merger. Wisconsin Electric also filed an application to obtain the MPSC consent to assume Wisconsin Natural's liabilities in connection with the merger. Both approvals are expected by year-end 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Electric Sales and Revenues

Total electric sales of Wisconsin Electric, detailed below by customer class, increased 4.8 percent in 1994 compared to 1993.

Electric Sales - Megawatt Hours       1994             1993       % Change
-------------------------------    ----------       ----------    --------
Residential                         6,670,081        6,551,061       1.8
Small Commercial and Industrial     6,699,073        6,357,510       5.4
Large Commercial and Industrial    10,471,869        9,771,383       7.2
Other                               1,603,741        1,776,061      (9.7)
                                   ----------       ----------
Total Retail and Municipal         25,444,764       24,456,015       4.0
Resale-Utilities                    1,466,599        1,229,421      19.3
                                   ----------       ----------
Total Sales                        26,911,363       25,685,436       4.8
--------------------------------------------------------------------------

Electric energy sales were positively impacted by warmer summer weather in 1994, which resulted in increased use of electricity for air conditioning and other cooling purposes, and increased economic activity. The increase in electric sales also reflects colder winter weather during the first quarter of 1994 and increased sales to the Empire and Tilden iron ore mines.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, were 15.0 percent higher in 1994 compared to 1993. The increase is attributable to a five-week long mine strike during the third quarter of 1993 which reduced sales during 1993. Wisconsin Electric's contracts with the mines require the payment of a demand charge regardless of power usage which partially offset the impact of lost sales on 1993 revenues. Excluding the mines, sales to large commercial and industrial customers increased 5.1 percent in 1994. Sales to the mines represented 8.6 percent,
7.8 percent and 9.0 percent of total electric sales during 1994, 1993 and 1992, respectively.

The 19.3 percent increase in the resale of energy to other utilities is attributable to the increased availability of Wisconsin Electric's power plants. This allowed Wisconsin Electric additional energy for external sales. The percentage change is not indicative of future sales growth in this customer class.

The 9.7 percent reduction in sales to the Other customer class, referred to in the table above, is largely the result of reductions in sales to WPPI, Wisconsin Electric's largest municipal customer consortium. WPPI has been reducing its purchases from Wisconsin Electric subsequent to acquiring generation capacity in 1990. Since that time, WPPI has expanded the use of its existing generation facilities and has installed additional capacity, further reducing its reliance on energy purchases from Wisconsin Electric. These sales reductions did not have a significant effect on earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Total electric kilowatt-hour sales increased at a compound annual rate of 4.3 percent between the years 1992 and 1994, while electric revenues increased at a compound annual rate of 4.0 percent during this period. These increases reflect among other things, more favorable weather conditions in 1994 compared to 1992. The warmer than normal summer in 1994 contrasted sharply with the summer of 1992, the coolest since Wisconsin Electric began keeping records in 1948.


Electric Operation and Maintenance Expenses

Total electric operating expenses, excluding income taxes, depreciation and the non-recurring revitalization charge, decreased $17 million in 1994 compared to 1993. The decrease largely reflects the payroll-related savings as a result of workforce reductions referred to above and lower expenditures made in connection with power plant renovation work as maintenance programs were completed. These decreases were partially offset by expenses associated with the implementation of the revitalization program and growth in conservation-related expenses associated with improving the efficiency of customers' electric energy usage. Operating expenses, excluding income taxes, depreciation and the non-recurring charge, have remained relatively flat over the three-year period ended December 31, 1994.


Other Items

Deferred Income Taxes decreased $33 million during 1994 compared to 1993, due in part to tax matters related to the timing of payments made in connection with the severance and early retirement packages associated with the company's organizational restructuring program. Deferred Income Taxes also reflect a prior period reclassification between current and deferred income taxes.

Other Interest increased $3.6 million during 1994 compared to 1993 reflecting increased short-term debt balances at Wisconsin Electric. Interest charges on long-term debt increased $11 million during 1993 compared to 1992 largely due to the additional debt issued to finance Wisconsin Electric's construction programs and the amortization of premiums associated with the debt securities refinanced during 1992 and 1993.

With expectations of low-to-moderate inflation and future operating cost reductions discussed above, Wisconsin Electric does not believe the impact of inflation will have a material effect on its future results of operations.


Electric Sales Outlook

Assuming moderate growth in the service territory economy and normal weather, Wisconsin Electric presently anticipates electric kilowatt-hour sales to grow at a compound annual rate of approximately 1.0 percent over the five-year period ending December 31, 1999. This forecast is subject to a number of variables, including the economy and weather, which may affect the actual growth in sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Rates and Regulatory Matters

The table below summarizes the projected annual revenue impact of recent rate changes authorized by regulatory commissions based on the sales projections utilized by those commissions in setting rates. The PSCW regulates Wisconsin retail electric and steam rates, while the FERC regulates wholesale electric rates. The MPSC regulates retail electric rates in Michigan. The PSCW has discontinued the practice of conducting annual rate case proceedings, replacing it with a new schedule which calls for future rate cases to be conducted once every two years.

In support of its goal to become the lowest-cost energy provider in the region and in light of the operating cost reductions expected from the reengineering process discussed above, Wisconsin Electric did not seek an increase in rates for 1994 or 1995.

                                   Revenue           Percent
                                   Increase         Change in        Effective
Company/Service                   (Decrease)          Rates            Date
-------------------------        ------------       ---------        ---------
Wisconsin Electric
   Retail electric, WI           $ 26,655,000           2.3           02/17/93
   Steam heating                      505,000           3.5           02/17/93
   Wholesale electric               6,000,000          10.6           06/09/93
   Retail electric, MI              1,366,000           4.3           07/09/93
   Fuel electric, WI               (8,596,000)*        (0.9)          11/05/93
   Fuel electric, WI              (16,179,000)         (1.3)          08/04/94
------------------------------------------------------------------------------
*  The 1993 fuel credit was eliminated 1/1/94 by PSCW Order.


Under the Wisconsin retail electric fuel adjustment procedure, retail electric rates may be adjusted, on a prospective basis, if cumulative fuel and purchased power costs, when compared to the costs projected in the retail electric rate proceeding, deviate from a prescribed range and are expected to continue to be above or below that range.

On September 8, 1994, the PSCW issued a notice that it will conduct an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for Wisconsin. The notice states that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. It is the PSCW's stated intention that this proceeding will establish criteria and direction for utilities to incorporate into any proposals involving structural or regulatory changes they may put forward. The PSCW also intends that the proceeding reflect input from all those having a stake in Wisconsin's electric utility industry, including large and small retail customers; wholesale customers; utility management; utility securities holders; independent power producers; purveyors of demand-side options and renewable resources; representatives of the environmental, financial, academic, labor, small business and governmental communities; and elected representatives. The PSCW invited interested persons to submit comments as to appropriate objectives for regulation of the electric utility industry and the utility structures and regulatory approaches likely to provide the best balance of such objectives.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

On November 1, 1994, Wisconsin Electric submitted its comments to the PSCW in a paper describing a framework for a restructured industry. Wisconsin Electric's view of industry restructuring would seek to achieve the benefits of competition while maintaining reliability of electric service, controlling costs during the transition to the envisioned end-state, and protecting the environment with increasing vigor. Today's various electric utility functions would be split into two major categories--natural monopolies and competitive entities. The natural monopolies are functions where a single entity can provide the lowest cost. The competitive entities would perform functions where competition can provide the lowest cost. The natural monopolies would be re-regulated so the appropriate incentives exist to provide electricity at reasonable prices. The competitive entities would eventually see an elimination of traditional regulation.

In Wisconsin Electric's plan, the re-regulated natural monopolies are the transmission and distribution functions. Re-regulation of these entities should involve some form of price cap and performance-standard operation rules. In the new structure, the FERC would regulate the transmission systems through a regional transmission group to ensure open access, comparable pricing, comparable service and adequate cost recovery. The PSCW would regulate the distribution function for reasonable price, reliability, public safety and customer satisfaction. The competitive entities in the Wisconsin Electric model are the generation, customer service and energy merchant functions.

Initial question and answer sessions were held November 28-29, 1994. At a meeting on January 24, 1995, the PSCW approved the establishment of an advisory committee that will examine all aspects of electrical service and the electric utility industry and suggest which functions should be performed by a competitive market. The PSCW established a timetable which would have a final committee report available to the Wisconsin Legislature by the end of 1995.

Wisconsin Electric operates under utility rates which are subject to the approval of the PSCW, MPSC and FERC. Such rates are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility rates which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on Wisconsin Electric's books may no longer be appropriate as allowed under Statement of Financial Accounting Standards
No. 71, Accounting for the Effects of Certain Types of Regulation. At this time, Wisconsin Electric is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See Note A to the Financial Statements - Summary of Significant Accounting Policies - Deferred Regulatory Assets and Liabilities, for further information.

LIQUIDITY AND CAPITAL RESOURCES

Investing Activities

Wisconsin Electric invested $1,060 million in its businesses during the three years ended December 31, 1994. The investments made during this three-year period include construction expenditures for new or improved facilities totaling $850 million, net capitalized conservation expenditures of $87 million, purchases of nuclear fuel at $64 million and payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant totaling $42 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

During the second quarter of 1994, Wisconsin Electric placed in service the last two units, or approximately 150 megawatts of capacity, at its Concord Generating Station, a four unit 300 megawatt natural gas-fired combustion turbine facility designed to meet peak demand requirements. The first two units were completed in 1993. Capital expenditures of $6 million, $35 million and $47 million were made during 1994, 1993 and 1992, respectively, for construction of this facility. Total capital costs of the Concord facility were approximately $107 million.

Additionally, during 1994, Wisconsin Electric continued construction of the new Paris Generating Station, a four unit, approximately 300 megawatt natural gas-fired combustion turbine facility intended to meet growing peak demand requirements. This generating station, which is expected to have all four units in service during the summer of 1995, is currently estimated to cost $104 million. Capital expenditures of $54 million and $28 million were made during 1994 and 1993, respectively, for construction of this facility.

Wisconsin Electric completed the $107 million renovation project at its Port Washington Power Plant in 1994. Unit 4, the last of four units to be renovated, returned to service in July. The renovation work, which began in September 1991, restored approximately 320 megawatts of capacity and included the installation of additional emission control equipment. Expenditures totaling $12 million, $36 million and $43 million were made during 1994, 1993 and 1992, respectively.


Cash Provided by Operating and Financing Activities

During the three years ended December 31, 1994, cash provided by operating activities totaled $1,109 million. During this period, internal sources of funds, after the payment of dividends to Wisconsin Energy, Wisconsin Electric's sole common shareholder, provided 79 percent of the company's capital requirements.

Financing activities during the three-year period ended December 31, 1994, included the issuance of $952 million of long-term debt, principally to refinance higher coupon debt and the retirement of $73 million of preferred stock. No preferred stock was issued during this period. Additionally, during the three-year period ended December 31, 1994, Wisconsin Electric retired a total of $846 million of long-term debt and increased short-term debt by $148 million. Dividends on the company's common stock were $140 million, $65 million, and $65 million, during 1994, 1993 and 1992, respectively.

During 1993, Wisconsin Electric issued five new series of First Mortgage Bonds aggregating $350 million in principal amount, the proceeds of which were used to redeem $284.3 million principal amount of four outstanding series of First Mortgage Bonds and 626,500 shares of Wisconsin Electric's 6.75% Series Preferred Stock.

During 1992, Wisconsin Electric issued five new series of First Mortgage Bonds the proceeds of which provided $431 million principal amount to redeem 12 outstanding series of higher coupon First Mortgage Bonds and $130 million of new capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

These refunding transactions are expected to result in approximately $191 million in savings over the lives of the new debt issues. Depending on market conditions and other factors, additional debt refundings may occur.


Capital Structure

The company's capitalization at December 31 is shown as follows:

                                       1994          1993
                                      ------        ------

   Common Equity                       50.5%         50.7%
   Preferred Stock                      1.0           1.3
   Long-Term Debt
    (including current maturities)     42.0          43.7
   Short-Term Debt                      6.5           4.3
                                      ------        ------
                                      100.0%        100.0%

Compared to the electric utility industry generally, Wisconsin Electric has maintained a relatively high ratio of common equity to total capitalization and low debt and preferred stock ratios. This conservative capital structure, along with strong bond ratings (Wisconsin Electric currently has ratings of AA+ by Standard & Poor's Corporation, Aa2 by Moody's Investors Service and AA+ by Duff & Phelps Inc.) and internal cash generation has provided, and should continue to provide, the company with access to the capital markets when necessary to finance the anticipated growth in the company's business. At year-end 1994, the company had $102 million of unused lines of bank credit, $5 million of cash and cash equivalents, $207 million of short-term debt (including long-term debt due currently) and $21 million of construction funds held by trustees.

Capital Requirements 1995-1999

The estimated capital requirements for Wisconsin Electric for the years 1995-1999 are outlined in the table below. The construction expenditures have decreased significantly from the estimates reported previously in the 1993 Annual Report on Form 10-K. The primary reason for the decrease is the revitalization initiative which will reduce the cost to design, build and maintain company facilities.

                              1995       1996       1997       1998      1999
                              ----       ----       ----       ----      ----
                                            (Millions of Dollars)

Construction                  $215       $198       $159       $151      $153
Conservation                    14         13         13         14        14
Bond Maturities and
 Refinancings                    0         30        130         60        91
Changes in Fuel
 Inventories                     6          8          3          4        (2)
Decommissioning Trust
 Payments                       20         30         32         35        37
                              ----       ----       ----       ----      ----
Total                         $255       $279       $337       $264      $293
==============================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

In January 1994, a coordinated state-wide plan for meeting future electricity needs of Wisconsin customers was filed with the PSCW in the Advance Plan 7 Docket. In the Advance Plan process, Wisconsin Electric, in conjunction with the other regulated electric utilities located in Wisconsin, is required to file long-term forecasts of resource requirements, such as the need for generation and transmission facilities, along with plans to meet those requirements, including the use of energy management and conservation.

In order to reliably meet its forecasted growth in demand, Wisconsin Electric employs a least-cost integrated planning process which includes renovation of existing power plants, promotion of cost-effective conservation and load management options, development of renewable energy sources, purchases of power and construction of new company-owned generation facilities.

Investments in demand-side management programs have reduced and delayed the need to add new generating capacity but have not eliminated the need entirely. Purchases of power from other utilities and transmission system upgrades will also combine to help delay the need to install some new generating capacity in the future. However, in order to serve the near-term growth in peak demand requirements, Wisconsin Electric has received PSCW approval and is currently in various stages of adding new capacity as previously described under "Investing Activities".

Finally, Wisconsin Electric's Advance Plan 7 filing indicates a need for additional peaking capacity after the turn of the century, along with an anticipated need for additional intermediate-load capacity during the 2000 to 2010 time period. Wisconsin Electric's next base load power plant is not expected to be placed in service until after 2010.

The addition of new generating units requires approval from various regulatory agencies including the PSCW, the EPA and the DNR. All generating facilities proposed by Wisconsin Electric will meet or exceed the applicable federal and state environmental requirements.

In 1993, the PSCW, after conducting a competitive bidding process, issued an order selecting a proposal submitted by an unaffiliated IPP to construct a generation facility to meet a portion of Wisconsin Electric's anticipated increase in system supply needs. In accordance with the PSCW Order, Wisconsin Electric subsequently signed a long-term agreement to purchase electricity from the proposed facility. The agreement is contingent upon the facility being completed and going into operation, which at this time is planned for mid-1996. A number of parties have filed petitions for judicial review of this PSCW Order, taking the position that the Order should be set aside on various legal grounds. In a decision dated March 17, 1995, the Dane County Circuit Court affirmed the PSCW's selection of the LS Power project and the PSCW's approval of the power purchase agreement entered into by the Company and LSP-Whitewater L.P., the project's developer. The Court remanded to the PSCW for further proceedings the PSCW's selection of Wisconsin Electric's Kimberly project as the conditional second place project to proceed if the LS Power project does not.

Prior to the PSCW selection of the IPP's generation facility, Wisconsin Electric had proposed to construct its own 220 megawatt cogeneration facility in Kimberly, Wisconsin, which was intended to provide process steam to Repap Wisconsin, Inc. ("Repap") starting in mid-1995. Wisconsin Electric had made expenditures toward the Kimberly facility amounting to approximately $70 million. These expenditures were primarily associated with the procurement of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

combustion turbines, the steam turbine and the heat recovery boiler in order to achieve the in-service dates as agreed to in a steam service contract with Repap. Wisconsin Electric is currently evaluating its options regarding its Kimberly Cogeneration Facility investment. The equipment procured to date is a technology of natural gas-fired combined cycle generation equipment that is marketed worldwide. Wisconsin Electric believes that a market for the equipment exists and is investigating opportunities to sell the equipment or to use it in another power project. At this time, Wisconsin Electric does not believe that the PSCW's selection of an IPP proposal will have a material adverse effect on its financial condition.

The PSCW has approved Wisconsin Electric's application to utilize dry storage for spent nuclear fuel generated at Point Beach. The decision completed a multi-year state review of the Wisconsin Electric proposal. The storage system to be used at Point Beach also has been certified by the NRC after a four-year technical review. Dry cask storage at Point Beach will use a two-container system made of steel and reinforced concrete. Capital costs associated with this facility are estimated at $6.5 million and are included in the above forecast. In March 1995 separate petitions were filed by intervenors in Dane County Circuit Court and Fond du Lac County Circuit Court. The Dane County petition seeks reversal of the order and a remand to the PSCW directing it to deny Wisconsin Electric's request for authorization to construct the dry cask facility, or in the alternative, to correct the alleged errors in the PSCW's order. No specific relief is identified in the Fond du Lac petition; however, numerous grounds of error are alleged. Wisconsin Electric intends to fully participate in both judicial review proceedings and to vigorously oppose the petitions.

The temporary dry storage facility is necessary because the spent fuel pool inside the plant is becoming full. The plant would be forced to shut down by 1998 without additional on-site storage capacity. The dry storage facility will be used until the DOE takes ownership of the spent fuel. While the DOE and the operators of nuclear power facilities have a contract mandated by federal law that calls for the DOE to begin accepting fuel in 1998, the government is not in a position to meet its commitment. If this commitment is not met, Wisconsin Electric will need to construct additional casks and will seek PSCW approval to do so.

In a related matter, Wisconsin Electric filed with the PSCW for a Certificate of Authority to proceed with the planned 1996 replacement of the Unit 2 steam generators at Point Beach. In 1984, Wisconsin Electric replaced the Unit 1 steam generators. Estimated at a cost of $119 million, which is also included in the above forecast, the Unit 2 project would allow for its operation until the expiration of its operating license in 2013. Without the replacement of the steam generators, it is believed the unit would not be able to operate to the end of its current license. The PSCW deferred a decision on Wisconsin Electric's request to replace Unit 2 steam generators until early 1996, but directed Wisconsin Electric to make arrangements with the fabricator of the new steam generators to allow replacement to proceed promptly if authorized by the PSCW.


Capital Resources

During the five-year forecast period ending December 31, 1999, Wisconsin Electric expects internal sources of funds from operations, after dividends to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)

Wisconsin Energy, to provide about 80 percent of the utility capital requirements. The remaining utility cash requirements are expected to be met through the reduction of existing cash investments and construction funds on deposit with trustees, short-term borrowings, the issuance of long-term debt and capital contributions from Wisconsin Energy.

Exclusive of debt refundings, utility debt issues of $100 million are anticipated in 1995 and 1997.

Environmental Issues

The 1990 Amendments to the Clean Air Act mandate significant nation-wide reductions in SO2 and NOx emissions to address acid rain and ground level ozone control requirements.

In 1994, Wisconsin Electric completed the installation of continuous emission monitors at all of its facilities and installed low NOx burners on one boiler at its Oak Creek Power Plant and two boilers at its Valley Power Plant. These actions, along with the burning of low sulfur coal and the installation of low NOx burners on other boilers at Oak Creek and Valley Power Plants in early 1995, meet the requirements that became effective January 1, 1995. To date, approximately $31 million has been spent on Clean Air Act compliance.

Wisconsin Electric elected to voluntarily bring the Valley and Port Washington Power Plants under jurisdiction of the NOx and SO2 requirements of the Clean Air Act, five years earlier than mandated. This was possible because these units meet the more stringent phase II emissions standards today.

Wisconsin Electric projects a surplus of SO2 emission allowances and is seeking additional allowances available as a result of energy conservation programs. As an integral component of its least-cost plan, Wisconsin Electric is active in SO2 allowance trading. Revenue from the sale of allowances is being used to offset future potential rate increases.

Additional fuel switching and the installation of NOx controls at various power plants will be required to meet the second phase of reduction requirements that become effective January 1, 2000. These costs, along with additional operating expenses, are not expected to exceed $54 million based on today's cost.

Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses of its combustion byproducts. However, ash byproducts have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents, resulting in the need for various levels of remediation. These costs are included in the environmental operating and maintenance costs for Wisconsin Electric.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The "Quarterly Financial Data" in Item 6 on page 30 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Cont'd)






                                     WISCONSIN ELECTRIC POWER COMPANY

                                             INCOME STATEMENT

                                          Year Ended December 31


                                               1994                1993                1992
                                               ----                ----                ----
                                                           (Thousands of Dollars)
Operating Revenues
  Electric                                  $1,403,562          $1,347,844          $1,298,723
  Steam                                         14,281              14,090              13,093
                                            ----------          ----------          ----------
       Total Operating Revenues              1,417,843           1,361,934           1,311,816

Operating Expenses
  Fuel (Note F)                                285,862             263,385             266,716
  Purchased power                               42,623              54,880              63,745
  Other operation expenses                     344,765             341,748             318,253
  Maintenance                                  118,138             149,247             143,618
  Revitalization (Note H)                       63,500                -                   -
  Depreciation (Note C)                        160,758             150,831             148,967
  Taxes other than income taxes                 70,156              68,969              68,380
  Federal income tax (Note I)                   94,712              68,239              61,235
  State income tax (Note I)                     22,155              13,887              14,783
  Deferred income taxes - net (Note I)         (21,303)             12,034              10,083
  Investment tax credit - net (Note I)          (4,081)             (4,123)             (3,960)
                                            ----------          ----------          ----------
       Total Operating Expenses              1,177,285           1,119,097           1,091,820

Operating Income                               240,558             242,837             219,996

Other Income and Deductions
  Interest income                               11,406              13,351              13,624
  Allowance for other funds used during
    construction (Note D)                        4,985               8,453               6,936
  Miscellaneous - net                           10,827               9,638               6,547
  Federal income tax (Note I)                   (1,431)             (1,718)             (1,127)
  State income tax (Note I)                       (571)               (811)               (630)
                                            ----------          ----------          ----------
       Total Other Income and Deductions        25,216              28,913              25,350

Income Before Interest Charges                 265,774             271,750             245,346

Interest Charges
  Long-term debt                                95,625              96,110              84,843
  Other interest                                 6,020               2,450               2,414
  Allowance for borrowed funds used
    during construction (Note D)                (2,816)             (4,735)             (3,653)
                                            ----------          ----------          ----------
       Total Interest Charges                   98,829              93,825              83,604
                                            ----------          ----------          ----------
Net Income                                     166,945             177,925             161,742

Preferred Stock Dividend Requirement             1,351               4,377               5,916
                                            ----------          ----------          ----------
Earnings Available for Common
  Stockholder                               $  165,594          $  173,548          $  155,826
                                            ==========          ==========          ==========


Note:  Earnings and dividends per share of common stock are not applicable because all of the company's common stock is owned by Wisconsin Energy Corporation.

See Notes to Financial Statements.




                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                          Year Ended December 31

                                                        1994             1993              1992
                                                        ----             ----              ----
                                                                (Thousands of Dollars)

Operating Activities
  Net income                                         $166,945          $177,925         $161,742
  Reconciliation to cash
    Depreciation                                      160,758           150,831          148,967
    Revitalization - net                               37,253              -                -
    Nuclear fuel expense - amortization                21,437            21,366           20,818
    Conservation expense - amortization                20,910            15,254           13,009
    Debt premium, discount & expense -
      amortization                                     13,858            12,813            4,483
    Deferred income taxes - net                       (21,303)           12,034           10,083
    Investment tax credit - net                        (4,081)           (4,123)          (3,960)
    Allowance for other funds used
      during construction                              (4,985)           (8,453)          (6,936)
    Change in  Accounts receivable                      1,744           (16,981)           9,993
               Inventories                              1,579            15,181           (5,294)
               Accounts payable                       (14,186)           11,620            9,195
               Other current assets                   (15,144)            3,231          (10,073)
               Other current liabilities                1,785            15,453           (3,664)
    Other                                             (14,940)           (5,176)           8,272
                                                     --------          --------         --------
Cash Provided by Operating Activities                 351,630           400,975          356,635


Investing Activities
  Construction expenditures                          (245,967)         (310,513)        (293,589)
  Allowance for borrowed funds used
    during construction                                (2,816)           (4,735)          (3,653)
  Nuclear fuel                                        (26,351)          (20,016)         (17,709)
  Nuclear decommissioning trust                       (10,138)          (11,371)         (20,212)
  Conservation investments - net                      (20,823)          (35,252)         (31,087)
  Other                                                (7,807)            1,080            1,184
                                                     --------         ---------         --------
Cash Used in Investing Activities                    (313,902)         (380,807)        (365,066)

Financing Activities
  Sale of long-term debt                               23,184           361,049          567,360
  Retirement of long-term debt                        (21,373)         (328,771)        (495,940)
  Change in short-term debt                            69,124            44,179           34,820
  Stockholder capital contribution                     30,000              -                -
  Retirement of preferred stock                        (5,250)          (65,504)          (2,035)
  Dividends on stock - common                        (140,451)          (65,000)         (65,000)
                     - preferred                       (1,381)           (4,729)          (5,928)
                                                     --------         ---------         --------
Cash Provided by (Used in) Financing Activities       (46,147)          (58,776)          33,277

Change in Cash and Cash Equivalents                  $ (8,419)         $(38,608)        $ 24,846
                                                     ========         =========         ========


Supplemental information disclosures
 Cash Paid For
    Interest (net of amount capitalized)             $ 78,082          $ 77,357         $ 82,193
    Income taxes                                      138,606            94,103           82,126


See Notes to Financial Statements.











                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET

                                  December 31


                                     ASSETS
                                                        1994         1993
                                                        ----         ----
                                                     (Thousands of Dollars)
Utility Plant
  Electric                                           $4,304,925   $4,079,794
  Steam                                                  40,103       39,113
                                                     ----------   ----------
                                                      4,345,028    4,118,907
    Accumulated provision for depreciation           (1,914,277)  (1,784,110)
                                                     ----------   ----------
                                                      2,430,751    2,334,797
  Construction work in progress                         205,343      208,834
  Nuclear fuel - net (Note F)                            56,606       52,665
                                                     ----------   ----------
       Net Utility Plant                              2,692,700    2,596,296

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)           226,805      214,421
  Construction funds held by trustees                    21,075       20,550
  Conservation investments                              138,489      136,995
  Other                                                   9,555        3,491
                                                     ----------   ----------
       Total Other Property and Investments             395,924      375,457

Current Assets
  Cash and cash equivalents                               5,002       13,421
  Accounts receivable, net of allowance for
    doubtful accounts - $10,547 and $7,201               90,105       91,849
  Accrued utility revenues                               95,051       89,306
  Fossil fuel (at average cost)                          58,956       57,955
  Materials and supplies (at average cost)               66,777       69,357
  Prepayments                                            56,691       47,939
  Other assets                                            6,520        5,873
                                                     ----------   ----------
       Total Current Assets                             379,102      375,700

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note I)            119,132       97,788
  Deferred regulatory assets (Note A)                   188,126      191,969
  Other                                                  51,145       56,346
                                                     ----------   ----------
       Total Deferred Charges and Other Assets          358,403      346,103
                                                     ----------   ----------
Total Assets                                         $3,826,129   $3,693,556
                                                     ==========   ==========

See Notes to Financial Statements.

                       WISCONSIN ELECTRIC POWER COMPANY

                                 BALANCE SHEET

                                  December 31



                        CAPITALIZATION AND LIABILITIES
                                                         1994         1993
                                                         ----         ----
                                                      (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                $1,454,554   $1,399,686
  Preferred stock - redemption not required              30,451       30,451
  Preferred stock - redemption required                    -           5,250
  Long-term debt (Note K)                             1,191,257    1,188,744
                                                     ----------   ----------
       Total Capitalization                           2,676,262    2,624,131

Current Liabilities
  Long-term debt due currently (Note K)                  19,846       19,254
  Notes payable (Note L)                                187,027      117,903
  Accounts payable                                       67,444       81,630
  Payroll and vacation accrued                           23,672       26,058
  Taxes accrued - income and other                       12,904       14,422
  Interest accrued                                       21,461       21,295
  Other                                                  18,761       13,238
                                                     ----------   ----------
       Total Current Liabilities                        351,115      293,800

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note I)            440,564      444,717
  Accumulated deferred investment tax credits            87,414       91,495
  Deferred regulatory liabilities (Note A)              159,912      167,403
  Other                                                 110,862       72,010
                                                     ----------   ----------
       Total Deferred Credits and Other
         Liabilities                                    798,752      775,625

Commitments and Contingencies (Note N)
                                                     ----------   ----------
Total Capitalization and Liabilities                 $3,826,129   $3,693,556
                                                     ==========   ==========

See Notes to Financial Statements.










                                     WISCONSIN ELECTRIC POWER COMPANY

                                         CAPITALIZATION STATEMENT

                                                December 31
                                                                                  1994           1993
                                                                                  ----           ----
                                                                                (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares                                          $  332,893     $  332,893
  Other paid in capital                                                         169,673        139,673
  Retained earnings                                                             951,988        927,120
                                                                             ----------     ----------
       Total Common Stock Equity                                              1,454,554      1,399,686

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value; authorized 45,000 shares;
    outstanding - 44,508 shares                                                   4,451          4,451
  Serial preferred stock - $100 par value; authorized 2,360,000 shares;
    outstanding -
    3.60% Series - 260,000 shares                                                26,000         26,000
                                                                             ----------     ----------
       Total Preferred Stock - Redemption Not Required (Note J)                  30,451         30,451

    6.75% Series - 0 shares and 52,500 shares                                      -             5,250
                                                                             ----------     ----------
       Total Preferred Stock - Redemption Required (Note J)                        -             5,250

Long-Term Debt
  First mortgage bonds
    Series       Due
    ------       ---
    4-1/2%       1996                                                            30,000         30,000
    5-7/8%       1997                                                           130,000        130,000
    5-1/8%       1998                                                            60,000         60,000
    6.10 %       1999-2008                                                       25,000         25,000
    6.25 %       1999-2008                                                        1,000          1,000
    6-1/2%       1999                                                            40,000         40,000
    6-5/8%       1999                                                            51,000         51,000
    6.45 %       2004                                                            12,000         12,000
    7-1/4%       2004                                                           140,000        140,000
    6.45 %       2006                                                             4,000          4,000
    6.50 %       2007-2009                                                       10,000         10,000
    9-3/4%       2015                                                            46,350         46,350
    7-1/8%       2016                                                           100,000        100,000
    6.85 %       2021                                                             9,000          9,000
    7-3/4%       2023                                                           100,000        100,000
    7.05 %       2024                                                            60,000         60,000
    9-1/8%       2024                                                             3,443          3,443
    8-3/8%       2026                                                           100,000        100,000
    7.70 %       2027                                                           200,000        200,000
                                                                             ----------     ----------
                                                                              1,121,793      1,121,793

  Note (unsecured) - Variable rate due 2016                                      67,000         67,000
Obligations under capital lease (Note F)                                         43,696         41,870
Unamortized discount - net                                                      (21,386)       (22,665)
  Long-term debt due currently                                                  (19,846)       (19,254)
                                                                             ----------     ----------
       Total Long-Term Debt (Note K)                                          1,191,257      1,188,744
                                                                             ----------     ----------
       Total Capitalization                                                  $2,676,262     $2,624,131
                                                                             ==========     ==========

See Notes to Financial Statements.











                                     WISCONSIN ELECTRIC POWER COMPANY

                                      COMMON STOCK EQUITY STATEMENT



                                     Common Stock    Common Stock   Other Paid    Retained
                                        Shares      $10 Par Value   In Capital    Earnings       Total
                                     ------------   -------------   ----------    --------    -----------
                                                                   (Thousands of Dollars)
Balance - December 31, 1991            33,289,327      $332,893     $142,462      $727,865    $1,203,220


Net income                                                                         161,742       161,742

Cash dividends
  Common stock                                                                     (65,000)      (65,000)
  Preferred stock                                                                   (5,928)       (5,928)

Other                                                                     65                          65
                                      -----------      --------     --------      --------    ----------
Balance - December 31, 1992            33,289,327       332,893      142,527       818,679     1,294,099


Net income                                                                         177,925       177,925

Cash dividends
  Common stock                                                                     (65,000)      (65,000)
  Preferred stock                                                                   (4,729)       (4,729)

Purchase of Preferred Stock (Note J)                                  (2,854)                     (2,854)
Other                                                                                  245           245
                                      -----------      --------     --------      --------    ----------
Balance - December 31, 1993            33,289,327       332,893      139,673       927,120     1,399,686


Net income                                                                         166,945       166,945

Cash dividends
  Common stock                                                                    (140,451)     (140,451)
  Preferred stock                                                                   (1,381)       (1,381)

Stockholder capital contribution                                      30,000                      30,000
Other                                                                                 (245)         (245)
                                      -----------      --------     --------      --------    ----------
Balance - December 31, 1994            33,289,327      $332,893     $169,673      $951,988    $1,454,554
                                      ===========      ========     ========      ========    ==========



See Notes to Financial Statements.


























                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS



A - Summary of Significant Accounting Policies
----------------------------------------------

General
-------

The accounting records of the company are kept as prescribed by the Federal Energy Regulatory Commission (FERC), modified for requirements of the Public Service Commission of Wisconsin (PSCW).

Revenues
--------

Utility revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Fuel
----

The cost of fuel is expensed in the period consumed.

Property
--------

Property is recorded at cost. Additions to and significant replacements of utility property are charged to utility plant at cost; minor items are charged to maintenance expense. Cost includes material, labor and allowance for funds used during construction (see Note D). The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated provision for depreciation when property is retired.

Deferred Regulatory Assets and Liabilities
------------------------------------------

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

A significant portion of the company's deferred regulatory assets and liabilities relate to the amounts recorded due to the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). See Note I.

Statement of Cash Flows
-----------------------

Cash and cash equivalents includes marketable debt securities acquired three months or less from maturity.

---------------------------------------------------------

Conservation Investments
------------------------

The company directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, the company has capitalized certain conservation program costs. Utility rates approved by the PSCW provide for a current return on these conservation investments. Conservation investments are amortized to operating expense over a ten-year period.


B - Utility Merger
------------------

In January 1994, Wisconsin Energy Corporation (WEC) announced plans to merge its wholly-owned natural gas subsidiary, Wisconsin Natural Gas Company (WN), into Wisconsin Electric. The completion of the merger, which is subject to a number of conditions including requisite regulatory approvals, is currently anticipated to occur by year-end 1995.


C - Depreciation
-----------------

Depreciation expense is accrued at straight line rates, certified by the PSCW, which include estimates for salvage and removal costs.

Depreciation as a percent of average depreciable utility plant was 3.9% in 1994 and 1993, and 4.1% in 1992.

Nuclear plant decommissioning is accrued as depreciation expense (see Note F).


D - Allowance for Funds Used During Construction (AFUDC)
--------------------------------------------------------

AFUDC is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. On the income statement the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of noncash other income.

Utility rates approved by the PSCW provide for a current return on investment for selected long-term projects included in construction work in progress
(CWIP). AFUDC was capitalized on the remaining CWIP at a rate of 10.83% in 1994 and 1993, and 11.10% in 1992, as approved by the PSCW.


E - Transactions with Associated Companies
------------------------------------------

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. WN also delivers gas to the company for electric generation at rates approved by the PSCW. The company received from WEC a stockholder capital contribution of $30,000,000 in 1994.

F - Nuclear Operations
----------------------

Nuclear Fuel
------------

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

Provided below is a summary of nuclear fuel investment at December 31 and interest expense on the nuclear fuel lease:
                                                   1994      1993      1992
                                                 --------  --------  --------
                                                    (Thousands of Dollars)
     Nuclear Fuel
       Under capital lease                       $ 89,705  $ 91,201
       Accumulated provision for amortization     (50,983)  (54,207)
       In process/stock                            17,884    15,671
                                                 --------  --------
           Total nuclear fuel                    $ 56,606  $ 52,665
                                                 ========  ========

     Interest expense on nuclear fuel lease      $  1,896  $  1,697  $  2,098

The future minimum lease payments under the capital lease and the present value of the net minimum lease payments as of December 31, 1994 are as follows:
                                     (Thousands of Dollars)

            1995                            $22,620
            1996                             14,705
            1997                              7,992
            1998                              1,472
            1999                                539
                                            -------
Total Minimum Lease Payments                 47,328
Less: Interest                               (3,632)
                                            -------
Present Value of Net Minimum
Lease Payments                              $43,696
                                            =======

The estimated cost of disposal of spent fuel based on a contract with the U.S. Department of Energy (DOE) is included in nuclear fuel expense. The Energy Policy Act of 1992 establishes a Uranium Enrichment Decontamination and Decommissioning fund (fund) for the DOE's nuclear fuel enrichment facilities. Deposits to the fund will be derived in part from special assessments to utilities. As of December 31, 1994, the company has on its books a remaining estimated liability equal to the projected special assessments of $31,133,000. A corresponding deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next 13 years.

---------------------------------

Nuclear Insurance
-----------------

The Price-Anderson Act (Act) provides an aggregate limitation of $8.9 billion on public liability claims arising out of a nuclear incident. The company has $200 million of liability insurance from commercial sources. The Act also establishes an industry-wide retrospective rating plan under which nuclear reactor owners could be assessed up to $79 million per reactor (the company owns two), but not more than $10 million in any one year for each reactor, in the event of a nuclear incident.

An industry-wide insurance program, with an aggregate limit of $200 million, has been established to cover radiation injury claims of nuclear workers first employed after 1987. If claims in excess of the available funds develop, the company could be assessed a maximum of approximately $3.2 million per reactor.

The company has property damage, decontamination and decommissioning insurance totaling $2.0 billion for loss from damage at the Point Beach Nuclear Plant with Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited
(NEIL). Under the NML and NEIL policies, the company has a potential maximum retrospective premium liability per loss of $6.0 million and $15.9 million, respectively.

The company also maintains additional insurance with NEIL covering extra expenses of obtaining replacement power during a prolonged accidental outage (in excess of 21 weeks) at the Point Beach Nuclear Plant. This insurance coverage provides weekly indemnities of $3.5 million per unit for outages during the first year, declining to 80% of the amounts during the second and third years. Under the policy, the company's maximum retrospective premium liability is approximately $9.0 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect the company from material adverse impact.


Nuclear Decommissioning
-----------------------

The company expects to operate the two units at its Point Beach Nuclear Plant to the expiration of their current operating licenses, 2010 for Unit 1 and 2013 for Unit 2. The estimated cost to decommission the plant in 1994 dollars is $335 million based upon a site specific decommissioning cost study completed in 1994. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.6 billion will be spent over a twenty-year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units based upon an external sinking fund method. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund (Fund) along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. The company believes it is probable that any shortfall in funding would be recoverable in utility rates.

---------------------------------

In a generic proceeding in 1994, the PSCW issued an order setting forth the requirement of a site specific estimate with prompt dismantlement for determining decommissioning funding levels for the owners of nuclear power plants located in Wisconsin. WE will modify its funding requirements based on the order in its next utility rate case filing; an increase in funding is anticipated along with a corresponding increase in expense.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), the company's debt and equity security investments in the Fund are classified as Available for Sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31:

                                                1994        1993        1992
                                              --------    --------    --------
                                                   (Thousands of Dollars)

     Decommissioning costs                    $  3,456    $  3,456    $ 12,162
     Earnings                                    6,682       7,915       8,050
                                              --------    --------    --------
     Depreciation Expense                     $ 10,138    $ 11,371    $ 20,212
                                              ========    ========    ========

     Total costs accrued to date              $224,559    $214,421
     Unrealized gain                             2,246
                                              --------    --------
     Accumulated Provision for Depreciation   $226,805    $214,421
                                              ========    ========

The December 31, 1994 Fund balance was stated at fair value, whereas the December 31, 1993 Fund balance was stated at historical cost. The fair value of the Fund at December 31, 1993 was $231,991,000.


G - Pension Plans
-----------------

Effective in 1993, the PSCW adopted Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS 87), for ratemaking. For 1992, the PSCW recognized funded amounts for ratemaking and the company charged $3,962,000 to expense as paid.

The company has several noncontributory pension plans covering all eligible employees. Pension benefits are based on years of service and the employee's compensation. The majority of the plans' assets are equity securities; other assets include corporate and government bonds and real estate. The plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974.

----------------------------

In the opinion of the company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet future pension payment obligations to current and future retirees.


Pension Cost calculated per FAS 87           1994        1993         1992
----------------------------------        ---------    ---------    ---------
                                                 (Thousands of Dollars)
Components of Net Periodic Pension Cost,
  Year Ended December 31 -
  Cost of pension benefits earned by
   employees                              $   9,427    $   9,185    $   8,290
  Interest cost on projected benefit
   obligation                                33,712       31,650       28,874
  Actual (return) loss on plan assets         5,972      (37,846)     (14,090)
  Net amortization and deferral             (44,756)       1,176      (30,216)
                                          ---------    ---------    ---------
Total pension cost (credit) calculated
 under FAS 87                             $   4,355    $   4,165    $  (7,142)
                                          =========    =========    =========
Actuarial Present Value of Accumulated
  Benefit Obligation, at December 31 -
  Vested benefits-employees' right to
   receive benefit no longer contingent
   upon continued employment              $ 381,148    $ 343,265
  Nonvested benefits-employees' right to
   receive benefit contingent upon
   continued employment                       1,000        6,124
                                          ---------    ---------
Total obligation                          $ 382,148    $ 349,389
                                          =========    =========
Funded Status of Plans: Pension Assets and
  Obligations at December 31 -
  Pension assets at fair market value     $ 459,456    $ 483,391
  Projected benefit obligation
   at present value                        (447,946)    (437,461)
  Unrecognized transition asset             (23,057)     (25,497)
  Unrecognized prior service cost            (1,895)         143
  Unrecognized net (gain) loss               11,443         (954)
                                          ---------    ---------
Projected status of plans                 $  (1,999)   $  19,622
                                          =========    =========


Rates used for calculations (%) -
  Discount Rate-interest rate used to
   adjust for the time value of money           8.25         7.5          8.0
  Assumed rate of increase
   in compensation levels                       5.0          5.0          5.0
  Expected long-term rate of return
   on pension assets                            9.0          9.0          9.0

H - Benefits Other Than Pensions
--------------------------------

Postretirement Benefits
-----------------------

Effective in 1993, the company adopted prospectively Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106), and elected the 20 year option for amortization of the previously unrecognized accumulated postretirement benefit obligation. The PSCW has issued an order recognizing FAS 106 for ratemaking; therefore, adoption has no material impact on net income. Prior to 1993, the cost of these postretirement benefits was expensed when paid and was $4,151,000 in 1992.

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

-------------------------------------------

Postretirement Benefit Cost calculated per FAS 106         1994        1993
--------------------------------------------------      ---------   ---------
                                                       (Thousands of Dollars)

Components of Net Periodic Postretirement Benefit Cost,
  Year Ended December 31 -
  Cost of postretirement benefits earned by employees   $   2,284   $   2,291
  Interest cost on projected benefit obligation             8,723       8,404
  Actual return on plan assets                             (3,675)     (2,096)
  Net amortization and deferral                             5,530       4,161
                                                        ---------   ---------
Total postretirement benefit cost calculated
  under FAS 106                                         $  12,862   $  12,760
                                                        =========   =========
Funded Status of Plans: Postretirement Obligations
  and Assets at December 31 -
  Accumulated Postretirement Benefit Obligation at
   December 31 -
   Retirees                                             $ (71,562)  $ (57,061)
   Fully eligible active plan participants                 (5,991)    (13,434)
   Other active plan participants                         (32,074)    (43,485)
                                                        ---------   ---------
  Total obligation                                       (109,627)   (113,980)

  Postretirement assets at fair market value               31,466      26,216
                                                        ---------   ---------
  Accumulated postretirement benefit obligation in
   excess of plan assets                                  (78,161)    (87,764)

  Unrecognized transition obligation                       72,029      77,943
  Unrecognized net (gain) loss                             (8,357)      4,981
                                                        ---------   ---------
Accrued Postretirement Benefit Obligation               $ (14,489)  $  (4,840)
                                                        =========   =========

Rates used for calculations (%) -
         Discount Rate-interest rate used to adjust
          for the time value of money                        8.25         7.5
         Assumed rate of increase in compensation levels     5.0          5.0
         Expected long-term rate of return on
          postretirement assets                              9.0          9.0

         Health care cost trend rate                        12.0 declining to
                                                             5.0 in year 2002

Changes in health care cost trend rates will affect the amounts reported. For example, a 1% increase in rates would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $7,415,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $887,000.

-------------------------------------------

Revitalization
--------------

In the first quarter of 1994, the company recorded a $63.5 million charge related to its revitalization program. This charge included $32.1 million for Early Retirement Incentive Packages (ERIP) and $21.1 million for Severance Packages (SP). These plans are being used to reduce employee staffing levels. ERIP provided for a monthly income supplement, medical benefits and waiver of an early retirement pension reduction. The SP included a severance payment, medical/dental insurance, outplacement services, personal financial planning and tuition support. Availability of these plans to various bargaining units was based upon agreements made between the company and the bargaining units. These plans have been available to most management employees but not elected officers.

Under ERIP, 347 employees elected to retire and 573 employees have enrolled in SP. It is anticipated that the revitalization charge will be offset by the end of 1995 through savings in operation and maintenance costs. ERIP supplemental income costs are being paid from pension plan trusts and medical/dental benefits from employee benefit trusts. Remaining ERIP and SP costs are being paid from general corporate funds. The ultimate timing of cash flows for revitalization will depend in part upon the funding limitations of the company's pension plans. Through December 31, 1994, $26.2 million have been paid against the revitalization liability.


I - Income Taxes
----------------

Comprehensive interperiod income tax allocation is used for federal and state temporary differences. The federal investment tax credit is accounted for on the deferred basis and is reflected in income ratably over the life of the related property.

---------------------------

Following is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.

                               1994           1993           1992
                             --------       --------       --------
                                     (Thousands of Dollars)

Current tax expense          $118,869       $ 84,655       $ 77,775
Investment tax credit-net      (4,081)        (4,123)        (3,960)
Deferred tax expense          (21,303)        12,034         10,083
                             --------       --------       --------
Total tax expense            $ 93,485       $ 92,566       $ 83,898
                             ========       ========       ========
Income before income
  taxes                      $260,430       $270,491       $245,640
                             ========       ========       ========
Expected tax at federal
  statutory rate             $ 91,150       $ 94,672       $ 83,518
State income tax net of
  federal tax reduction        12,875         10,808         12,242
Investment tax credit
  restored                     (4,081)        (4,738)        (4,071)
Other (no item over
  5% of expected tax)          (6,459)        (8,176)        (7,791)
                             --------       --------       --------
Total tax expense            $ 93,485       $ 92,566       $ 83,898
                             ========       ========       ========

FAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the company's financial statements or tax returns, the adjustment of deferred tax balances to reflect tax rate changes and the recognition of previously unrecorded deferred taxes. Following is a summary of deferred income taxes under FAS 109.

                                                      December 31
                                               1994                 1993
                                             --------             --------
                                                 (Thousands of Dollars)
  Deferred Income Tax Assets
    Decommissioning trust                    $ 42,685             $ 44,888
    Construction advances                      32,126               30,777
    Accrued vacation                            5,854                6,692
    ERIP Accrual                               14,969                  -
    Other                                      23,498               15,431
                                             --------             --------
      Total Deferred Income Tax Assets       $119,132             $ 97,788
                                             ========             ========

  Deferred Income Tax Liabilities
    Plant related                            $397,850             $383,796
    Conservation investments                   27,564               51,882
    Other                                      15,150                9,039
                                             --------             --------
      Total Deferred Income Tax Liabilities  $440,564             $444,717
                                             ========             ========

---------------------------

The company also has recorded the following deferred regulatory assets and liabilities which represent the future expected impact of deferred taxes on utility revenues.

                                                      December 31
                                               1994                 1993
                                             --------             --------
                                                 (Thousands of Dollars)

  Deferred regulatory assets                 $154,882             $155,881

  Deferred regulatory liabilities             159,912              167,403


J - Preferred Stock
-------------------

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

Redemption Required -

In 1994 the company called for redemption all of its 52,500 outstanding shares of 6.75% Series Preferred Stock at a redemption price of par. In 1993 the company called for redemption 626,500 shares at a purchase price of $104.05 per share plus accrued dividends to the redemption date.

K - Long-Term Debt
------------------

The maturities and sinking fund requirements through 1999 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease, see Note F) at December 31, 1994 are shown below.

                      (Thousands of Dollars)

                 1995      $     -
                 1996        30,000
                 1997       130,000
                 1998        60,000
                 1999        92,040

Sinking fund requirements for the years 1995 through 1999, included in the table above, are $1,040,000. Substantially all utility plant is subject to the applicable mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

Fair value of first mortgage bonds is estimated based upon the market value of the same or similar issues. The fair value of the company's first mortgage bonds was $1.0 billion and $1.2 billion at December 31, 1994 and 1993, respectively.


L - Notes Payable
-----------------

Short-term notes payable balances and their corresponding weighted average interest rates consist of:

                                           December 31
                                    1994                 1993
                             ------------------    ------------------
                                       Interest              Interest
                             Balance     Rate      Balance     Rate
                             --------  --------    --------  --------
                                      (Thousands of Dollars)

Banks                        $ 50,400    6.02%     $ 50,000    3.28%
Commercial paper              136,627    6.06%       67,903    3.34%
                             --------              --------
                             $187,027              $117,903
                             ========              ========

Unused lines of credit for short-term borrowing amounted to $101,600,000 at December 31, 1994. In support of various informal lines of credit from banks, the company has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.

M - Information by Segments of Business
---------------------------------------

Year ended December 31                        1994        1993        1992
----------------------                        ----        ----        ----
                                                 (Thousands of Dollars)
Electric Operations
  Operating revenues                      $1,403,562  $1,347,844  $1,298,723
  Operating income before income taxes       329,216     329,727     299,902
  Depreciation                               159,414     149,646     147,859
  Construction expenditures                  244,718     305,467     292,031

Steam Operations
  Operating revenues                          14,281      14,090      13,093
  Operating income before income taxes         2,825       3,147       2,235
  Depreciation                                 1,344       1,185       1,108
  Construction expenditures                    1,213       4,940       1,530

Total
  Operating revenues                       1,417,843   1,361,934   1,311,816
  Operating income before income taxes       332,041     332,874     302,137
  Depreciation                               160,758     150,831     148,967
  Construction expenditures
    (including nonutility)                   245,967     310,513     293,589

At December 31
--------------
Net Identifiable Assets
  Electric                                $3,798,186  $3,665,536  $3,262,031
  Steam                                       25,315      25,119      20,972
  Nonutility                                   2,628       2,901       2,842
                                          ----------  ----------  ----------
Total Assets                              $3,826,129  $3,693,556  $3,285,845
                                          ==========  ==========  ==========


N - Commitments and Contingencies
---------------------------------

Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  the Stockholders of Wisconsin Electric Power Company

In our opinion, the financial statements listed under Item 14(a)(1) on pages 62 and 63 present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
January 25, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3) of Form 10-K, the information under "Election of Directors" in Wisconsin Electric's definitive Information Statement for its Annual Meeting of Stockholders to be held May 16, 1995 (the "1995 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, the information under "Compensation" and "Retirement Plans" in the 1995 Annual Meeting Information Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Wisconsin Electric's Common Stock (100% of such class) is owned by the parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. In accordance with General Instruction G(3) of Form 10-K, the information concerning their beneficial ownership of Wisconsin Energy stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 1995 Annual Meeting Information Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements and Report of Independent Accountants

                 Included in Part II of this report:

                   Income Statement for the three years ended December 31,
                     1994

                   Statement of Cash Flows for the three years ended
                     December 31, 1994

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

                   Balance Sheet at December 31, 1994 and 1993

                   Capitalization Statement at December 31, 1994 and 1993

                   Common Stock Equity Statement for the three years ended
                     December 31, 1994

                   Notes to Financial Statements

                   Report of Independent Accountants

               2. Financial Statement Schedules

                  Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

               3. Exhibits

                  The following Exhibits are filed with this report:

                  Exhibit No.

                  (3)-1 Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995.

                      2 Bylaws of Wisconsin Electric Power Company, as amended to November 1, 1994, to increase the size of the Board of Directors from 12 to 13. (Section 1 of Bylaw II.)

                  (23) Consent of Independent Accountants, dated March 30, 1995 appearing on page 67 of this Annual Report on Form 10-K for the year ended December 31, 1994.

                  (27) Wisconsin Electric Power Company Financial Data Schedule for the fiscal year ended December 31, 1994.

In addition to the Exhibits shown above, which are filed herewith, Wisconsin Electric hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12b-32 and Regulation Section 201.24 by reference to the filings set forth below:

                   (2) Plan and Agreement of Merger, dated June 30, 1994, by and between Wisconsin Electric Power Company and Wisconsin Natural Gas Company. (Appendix A to Wisconsin Electric's Proxy Statement dated October 31, 1994 in File No. 1-1245.)

                   (4)-1 Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric. (Exhibit (3)-1 herein.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
(4)- 2  Mortgage and    Wisconsin   10/28/38      B-1         2-4340
        Deed of Trust   Electric
                         ("WE")
     3  Second             WE       6/1/46        7-C         2-6422
     4  Third              WE       3/1/49        7-C         2-8456
     5  Fourth             WE       6/1/50        7-D         2-8456
     6  Fifth              WE       5/1/52        4-G         2-9588
     7  Sixth              WE       5/1/54        4-H         2-10846
     8  Seventh            WE       4/15/56       4-I         2-12400
     9  Eighth             WE       4/1/58        2-I         2-13937
    10  Ninth              WE       11/15/60      2-J         2-17087
    11  Tenth              WE       11/1/66       2-K         2-25593
    12  Eleventh           WE       11/15/67      2-L         2-27504
    13  Twelfth            WE       5/15/68       2-M         2-28799
    14  Thirteenth         WE       5/15/69       2-N         2-32629
    15  Fourteenth         WE       11/1/69       2-0         2-34942
    16  Fifteenth          WE       7/15/76       2-P         2-54211
    17  Sixteenth          WE       1/1/78        2-Q         2-61220
    18  Seventeenth        WE       5/1/78        2-R         2-61220
    19  Eighteenth         WE       5/15/78       2-S         2-61220
    20  Nineteenth         WE       8/1/79      (a)2(a)       1-1245 (9/30/79
                                                                Form 10-Q)
    21  Twentieth          WE       11/15/79    (a)2(a)       1-1245 (12/31/79
                                                                Form 10-K)
    22  Twenty-First       WE       4/15/80     (4)-21        2-69488
    23  Twenty-Second      WE       12/1/80     (4)-1         1-1245 (12/31/80
                                                                Form 10-K)
    24  Twenty-Third       WE       9/15/85     (4)-1         1-1245 (9/30/85
                                                                Form 10-Q)
    25  Twenty-Four        WE       9/15/85     (4)-2         1-1245 (9/30/85
                                                                Form 10-Q)
    26  Twenty-Fifth       WE      12/15/86     (4)-25        1-1245 (12/31/86
                                                                Form 10-K)
    27  Twenty-Sixth       WE       1/15/88        4          1-1245 (1/26/88
                                                                Form 8-K)
    28  Twenty-Seventh     WE       4/15/88        4          1-1245 (3/31/88
                                                                Form 10-Q)
    29  Twenty-Eighth      WE        9/1/89        4          1-1245 (9/30/89
                                                                Form 10-Q)
    30  Twenty-Ninth       WE       10/1/91     (4)-1         1-1245 (12/31/91
                                                                Form 10-K)
    31  Thirtieth          WE       12/1/91     (4)-2         1-1245 (12/31/91
                                                                Form 10-K)
    32  Thirty-First       WE        8/1/92     (4)-1         1-1245 (6/30/92
                                                                Form 10-Q)
    33  Thirty-Second      WE        8/1/92     (4)-2         1-1245 (6/30/92
                                                                Form 10-Q)
    34  Thirty-Third       WE       10/1/92     (4)-1         1-1245 (9/30/92
                                                                Form 10-Q)
    35  Thirty-Fourth      WE       11/1/92     (4)-2         1-1245 (9/30/92
                                                                Form 10-Q)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

Mortgage or Supplemental
Indenture                Company     Date      Exhibit #   Under File No.
------------------------------------------------------------------------------
    36  Thirty-Fifth       WE      12/15/92     (4)-1         1-1245 (12/31/92
                                                                Form 10-K)
    37  Thirty-Sixth       WE       1/15/93     (4)-2         1-1245 (12/31/92
                                                                Form 10-K)
    38  Thirty-Seventh     WE       3/15/93     (4)-3         1-1245 (12/31/92
                                                                Form 10-K)
    39  Thirty-Eighth      WE       8/01/93     (4)-1         1-1245 (6/30/93
                                                                Form 10-Q)
    40  Thirty-Ninth       WE       9/15/93     (4)-1         1-1245 (9/30/93
                                                                Form 10-Q)

        All agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

(10)-1 Purchase and Sale Agreement by and among The Cleveland-Cliffs Iron Company, Cliffs Electric Service Company, Upper Peninsula Generating Company, Upper Peninsula Power Company and Wisconsin Electric Power Company, dated as of December 8, 1987. (Exhibit 10 to Wisconsin Electric's Form 8-K dated December 18, 1987 in File No. 1-1245.)

     2 Supplemental Benefits Agreement between Wisconsin Energy Corporation and employee Richard A. Abdoo dated November 21, 1994. (Exhibit
        (10)-2 to Wisconsin Energy's 1994 Form 10-K in File No. 1-9057.) *

     3 Supplemental Benefits Agreement between Wisconsin Electric and employee John W. Boston dated November 21, 1994. (Exhibit (10)-3 to Wisconsin Energy's 1994 Form 10-K in File No. 1-9057.) *

     4 Directors' Deferred Compensation Plan of Wisconsin Electric Power Company, as restated as of January 1, 1994. (Exhibit (10)-6 to Wisconsin Energy's 1994 Form 10-K in File No. 1-9057.) *

     5 Executive Non-Qualified Trust by and between Wisconsin Energy Corporation and Firstar Trust Company, dated May 12, 1994, established to provide a source of funds to assist in the meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy and its subsidiaries and various plan participants. (Exhibit 10-1 to Wisconsin Energy's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-9057.) *

     6 Service Agreement dated January 1, 1987 between Wisconsin Electric Power Company, Wisconsin Energy Corporation and other non-utility affiliated companies. (Exhibit (10)-(a) to Wisconsin Electric's Form 8-K dated January 2, 1987 in File No. 1-1245.)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K (Cont'd)

     * Management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K. Certain compensatory plans in which directors or executive officers of the Registrant are eligible to participate are not filed in reliance on the exclusion in Item 601(b)(10)(iii)(B)(6) of Regulation S-K.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 33-49199 and 33-51749) of Wisconsin Electric Power Company of our report dated January 25, 1995 appearing on page 61 of this Form 10-K.







/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Milwaukee, Wisconsin
March 30, 1995

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WISCONSIN ELECTRIC POWER COMPANY


                                        /s/R. A. Abdoo
                                    By -------------------------------------
Date     March 30, 1995                 (R. A. Abdoo, Chairman of the Board
                                            and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature and Title                                         Date


   /s/R. A. Abdoo
---------------------------------------------------         March 30, 1995
   (R. A. Abdoo, Chairman of the Board and
    Chief Executive Officer and Director
    - Principal Executive Officer)



   /s/R. R. Grigg
---------------------------------------------------         March 30, 1995
   (R. R. Grigg, Jr., President and Chief Operating
    Officer and Director)



   /s/J. G. Remmel
---------------------------------------------------         March 30, 1995
   (J. G. Remmel, Chief Financial Officer and
    Director)


   /s/A. K. Klisurich
---------------------------------------------------         March 30, 1995
   (A. K. Klisurich, Controller
    - Principal Accounting Officer)



   /s/D. K. Porter
---------------------------------------------------         March 30, 1995
   (D. K. Porter, Senior Vice President
    and Director)

    Signature and Title                                         Date


   /s/J. F. Ahearne
---------------------------------------------------         March 30, 1995
   (J. F. Ahearne, Director)


   /s/J. F. Bergstrom
---------------------------------------------------         March 30, 1995
   (J. F. Bergstrom, Director)


   /s/J. W. Boston
----------------------------------------------------        March 30, 1995
   (J. W. Boston, Director)


   /s/R. A. Cornog
----------------------------------------------------        March 30, 1995
   (R. A. Cornog, Director)


   /s/G. B. Johnson
----------------------------------------------------        March 30, 1995
   (G. B. Johnson, Director)


   /s/J. L. Murray
----------------------------------------------------        March 30, 1995
   (J. L. Murray, Director)


   /s/M. W. Reid
----------------------------------------------------        March 30, 1995
   (M. W. Reid, Director)


   /s/F. P. Stratton, Jr.
----------------------------------------------------        March 30, 1995
   (F. P. Stratton, Jr., Director)


   /s/J. G. Udell
----------------------------------------------------        March 30, 1995
   (J. G. Udell, Director)

                       Wisconsin Electric Power Company

                                 EXHIBIT INDEX
                                 -------------

                        1994 Annual Report on Form 10-K
                     For the Year Ended December 31, 1994

Exhibit
Number
-------

(3)-1 Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995.

    2 Bylaws of Wisconsin Electric Power Company, as amended to November 1, 1994, to increase the size of the Board of Directors from 12 to 13. (Section 1 of Bylaw II.)

(23) Consent of Independent Accountants, dated March 30, 1995 appearing on page 67 of this Annual Report on Form 10-K for the year ended December 31, 1994.

(27) Wisconsin Electric Power Company Financial Data Schedule for the fiscal year ended December 31, 1994.




The foregoing Exhibits are filed with this report. The additional Exhibits which are incorporated by reference are listed in Item 14(a)(3) of this report.