Form 10-Q
period 1995-03-31
WISCONSIN ELECTRIC POWER CO
filed 1995-05-15
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1995

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

               Class                       Outstanding at May 1, 1995
     --------------------------            --------------------------
     $10 Par Value Common Stock                 33,289,327 Shares

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     WISCONSIN ELECTRIC POWER COMPANY

                                        CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                            Three Months Ended March 31
                                                            ---------------------------
                                                            1995                   1994
                                                            ----                   ----
                                                                (Thousands of Dollars)
Operating Revenues
  Electric                                                $343,919               $355,239
  Steam                                                      6,103                  6,863
                                                          --------               --------
        Total Operating Revenues                           350,022                362,102

Operating Expenses
  Fuel                                                      67,819                 72,476
  Purchased power                                           19,076                 11,594
  Other operation expenses                                  83,702                 91,103
  Maintenance                                               27,061                 31,999
  Revitalization                                              -                    63,500
  Depreciation                                              40,320                 39,893
  Taxes other than income taxes                             17,826                 19,140
  Federal income tax                                        21,869                 16,752
  State income tax                                           5,170                  4,016
  Deferred income taxes - net                                   69                (16,536)
  Investment tax credit - net                                 (372)                (1,020)
                                                          --------               --------
        Total Operating Expenses                           282,540                332,917

Operating Income                                            67,482                 29,185

Other Income and Deductions
  Interest income                                            2,448                  3,614
  Allowance for other funds used
    during construction                                        825                  1,253
  Miscellaneous - net                                        2,686                  1,798
  Income taxes                                                (337)                  (609)
                                                          --------               --------
        Total Other Income and Deductions                    5,622                  6,056

Income Before Interest Charges                              73,104                 35,241

Interest Charges
  Interest expense                                          26,230                 25,082
  Allowance for borrowed funds used
    during construction                                       (466)                  (708)
                                                          --------               --------
        Total Interest Charges                              25,764                 24,374
                                                          --------               --------
Net Income                                                  47,340                 10,867

Preferred Stock Dividend Requirement                           301                    389
                                                          --------               --------
Earnings Available for Common Stockholder                 $ 47,039               $ 10,478
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







                                          - 2 -

                                     WISCONSIN ELECTRIC POWER COMPANY                                                     FORM 10-Q

                                          CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                         March 31, 1995            December 31, 1994
                                                         --------------            -----------------
                                                                   (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Electric                                                 $4,377,597                  $4,304,925
  Steam                                                        40,114                      40,103
  Accumulated provision for depreciation                   (1,960,499)                 (1,914,277)
                                                           ----------                  ----------
                                                            2,457,212                   2,430,751
  Construction work in progress                               167,381                     205,343
  Nuclear fuel - net                                           55,759                      56,606
                                                           ----------                  ----------
     Net Utility Plant                                      2,680,352                   2,692,700

Other Property and Investments                                404,466                     395,924

Current Assets
  Cash and cash equivalents                                    10,076                       5,002
  Accounts receivable                                          99,106                      90,105
  Accrued utility revenues                                     79,212                      95,051
  Materials, supplies and fossil fuel                         124,595                     125,733
  Prepayments and other assets                                 66,495                      63,211
                                                           ----------                  ----------
     Total Current Assets                                     379,484                     379,102
                                                           ----------                  ----------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                           118,964                     119,132
  Other                                                       236,802                     239,271
                                                           ----------                  ----------
     Total Deferred Charges and Other Assets                  355,766                     358,403
                                                           ----------                  ----------
Total Assets                                               $3,820,068                  $3,826,129
                                                           ==========                  ==========

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                             $  517,566                  $  502,566
  Retained earnings                                           963,443                     951,988
                                                           ----------                  ----------
     Total Common Stock Equity                              1,481,009                   1,454,554
  Preferred stock - redemption not required                    30,451                      30,451
  Long-term debt                                            1,157,297                   1,191,257
                                                           ----------                  ----------
     Total Capitalization                                   2,668,757                   2,676,262

Current Liabilities
  Long-term debt due currently                                 49,238                      19,846
  Short-term debt                                             148,205                     187,027
  Accounts payable                                             60,217                      67,444
  Accrued liabilities                                          71,197                      58,037
  Other                                                        21,706                      18,761
                                                           ----------                  ----------
     Total Current Liabilities                                350,563                     351,115

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           443,690                     440,564
  Other                                                       357,058                     358,188
                                                           ----------                  ----------
     Total Deferred Credits and Other Liabilities             800,748                     798,752
                                                           ----------                  ----------
Total Capitalization and Liabilities                       $3,820,068                  $3,826,129
                                                           ==========                  ==========

See accompanying notes to financial statements



                                           -3-

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                1995                   1994
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                                  $ 47,340               $ 10,867
  Reconciliation to cash:
    Depreciation                                                40,320                 39,893
    Nuclear fuel expense - amortization                          5,263                  5,816
    Conservation expense - amortization                          5,156                  6,152
    Debt premium, discount & expense - amortization              2,952                  3,657
    Revitalization - net                                        (3,471)                50,807
    Deferred income taxes - net                                     69                (16,536)
    Investment tax credit - net                                   (372)                (1,020)
    Allowance for other funds used during construction            (825)                (1,253)
    Change in: Accounts receivable                              (9,001)                    56
               Inventories                                       1,138                 16,108
               Accounts payable                                 (7,227)               (22,040)
               Other current assets                             12,555                  2,137
               Other current liabilities                        16,105                 17,516
    Other                                                        7,410                  1,410
                                                              --------               --------
Cash Provided by Operating Activities                          117,412                113,570

Investing Activities:
  Construction expenditures                                    (36,585)               (48,737)
  Allowance for borrowed funds used during construction           (466)                  (708)
  Nuclear fuel                                                  (5,601)                (4,806)
  Nuclear decommissioning trust                                 (2,575)                (3,113)
  Conservation investments - net                                (1,103)                (4,355)
  Other                                                         (1,413)                (1,212)
                                                              --------               --------
Cash Used in Investing Activities                              (47,743)               (62,931)

Financing Activities:
  Retirement of long-term debt                                  (4,888)                (4,876)
  Change in short-term debt                                    (38,822)               (12,964)
  Stockholder contribution                                      15,000                 15,000
  Dividends on stock - common                                  (35,584)               (33,700)
                     - preferred                                  (301)                  (389)
                                                              --------               --------
Cash Used in Financing Activities                              (64,595)               (36,929)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $  5,074               $ 13,710
                                                              ========               ========

Supplemental Information Disclosures:
  Cash Paid for -
    Interest (net of amount capitalized)                      $ 25,284               $ 22,842
    Income taxes                                                10,101                  7,501


See accompanying notes to financial statements.
















                                          - 4 -

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months ended March 31, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2.  On April 28, 1995, Wisconsin Energy Corporation (
    "WEC"), Wisconsin Electric Power Company's ("Wisconsin Electric") parent company, and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger ("Agreement"). As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of NSP and the current operating subsidiaries of NSP and WEC. Each outstanding share of common stock of WEC will remain outstanding as one share of common stock of Primergy, and each outstanding share of NSP will be converted into 1.626 shares of common stock of Primergy. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". The Agreement is subject to various conditions, including approval of the stockholders of WEC and NSP and the approval of various regulatory agencies. WEC anticipates that the completion of the regulatory review and approval process will take approximately 12-18 months and, accordingly, WEC and NSP do not anticipate completing this business combination until late in 1996. ITEM 5. OTHER INFORMATION in Part II of this report discusses further the proposed transaction.

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

On April 28, 1995, Wisconsin Energy Corporation ("Wisconsin Energy"), the parent company of Wisconsin Electric Power Company ("Wisconsin Electric"), entered into an Agreement and Plan of Merger with Northern States Power Company ("NSP") which provides for a strategic business combination involving Wisconsin Energy and NSP in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction is included in
ITEM 5. OTHER INFORMATION in Part II of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Electric's operating activities totaled $117 million during the three months ended March 31, 1995. This compares to $114 million provided during the same period in 1994.

Wisconsin Electric's investing activities totaled $48 million for the three months ended March 31, 1995 compared to $63 million during the same period in 1994. Investments during the first quarter of 1995 include $37 million for the construction of new or improved facilities, $6 million for acquisition of nuclear fuel, $1 million for net capitalized conservation expenditures and $3 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant.

Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures, capitalized conservation programs and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. Depending upon market conditions, Wisconsin Electric may refund some issues of its current debt and issue approximately $100 million of additional long-term debt in a public offering later in 1995. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions.


RESULTS OF OPERATIONS

Net income increased $36 million during the first quarter of 1995 compared to the same period in 1994, reflecting the non-recurring charge in the first quarter of 1994 of approximately $39 million (net of tax) associated with Wisconsin Electric's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position Wisconsin Electric in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs.

Excluding the non-recurring charge in 1994, net income decreased approximately $3 million in the first quarter of 1995 compared to the same period in 1994. Between the first quarter of 1995 and 1994, revenues decreased 3.3% as a result of lower total electric energy sales. For the same time periods, fuel and purchased power expenses increased 3.4% as a result of unscheduled outages at two of the company's most efficient power plants, Pleasant Prairie Power Plant and Point Beach Nuclear Plant. In the first quarter of 1995, other operation and maintenance expenses decreased 10.0% compared to the first quarter of 1994, reflecting among other things the effects of the company's "revitalization" program.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

An annualized $16,179,000 or 1.3% Wisconsin retail electric fuel adjustment rate decrease became effective on August 4, 1994 for Wisconsin Electric customers.

ELECTRIC SALES
                                   Three Months Ended March 31
                                   ---------------------------
Electric Sales - Megawatt Hours        1995            1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,689,356        1,795,445      (5.9)
Small Commercial and Industrial     1,714,727        1,657,786       3.4
Large Commercial and Industrial     2,542,354        2,462,432       3.2
Other                                 380,910          439,421     (13.3)
                                   ----------       ----------
Total Retail and Municipal          6,327,347        6,355,084      (0.4)
Resale-Utilities                      202,132          391,458     (48.4)
                                   ----------       ----------
Total Sales                         6,529,479        6,746,542      (3.2)
- -------------------------------

Total electric energy sales during the first quarter of 1995 decreased primarily due to mild winter weather. As measured by heating degree days, the first quarter of 1995 weather was 14.7% warmer compared to the same period in 1994.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, decreased 0.8% during the quarter ended March 31, 1995 compared to the same period during 1994. Excluding the mines, total electric sales decreased 3.4%, but sales to all other large commercial and industrial customers increased 4.4% during the first quarter of 1995 compared to the same period in 1994.

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.


                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in
PART I of Wisconsin Electric's Annual Report on Form 10-K for the year ended December 31, 1994.

RATE MATTERS

Wisconsin Retail Electric Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Electric and Wisconsin Natural Gas Company ("Wisconsin Natural") sent a letter to the Public Service Commission of Wisconsin ("PSCW") proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The matter is pending.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART II -  OTHER INFORMATION  (Cont'd)

RATE MATTERS (Cont'd)

Wisconsin Retail Steam Jurisdiction

1996 Test Year: On March 27, 1995, Wisconsin Electric and Wisconsin Natural sent a letter to the PSCW proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The matter is pending.


ITEM 5.  OTHER INFORMATION

PARIS GENERATING STATION

In March 1995, two units, or approximately 150 megawatts of peaking capacity, were placed in-service at the new Paris Generating Station. The natural gas-fired combustion turbine facility is located near Union Grove, Wisconsin. Two additional units, or approximately 150 megawatts of peaking capacity, are expected to be placed in-service at this facility in May 1995. The plant is expected to run less than 500 hours per year.

MERGER OF WISCONSIN NATURAL INTO WISCONSIN ELECTRIC

Wisconsin Energy intends to merge Wisconsin Natural Gas Company into Wisconsin Electric to form a single combined utility subsidiary. The merger is intended to improve customer service and reduce operating costs. In October 1994, Wisconsin Electric and Wisconsin Natural filed a joint application to obtain the PSCW's approval of the merger. On May 9, 1995, the PSCW issued an order approving the merger. In 1994, Wisconsin Electric also filed an application to obtain consent of the Michigan Public Service Commission ("MPSC") to assume Wisconsin Natural's liabilities in connection with the merger. On April 27, 1995, the MPSC issued an order approving the merger and the assumption of Wisconsin Natural's liabilities by Wisconsin Electric. Completion of the planned merger is expected to occur by January 1, 1996.

WISCONSIN ENERGY MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

As previously reported in Wisconsin Energy's 4/28/95 8-K (defined below), Wisconsin Energy, Northern States Power Company, a Minnesota corporation ("NSP"), and newly created subsidiaries of each of them, have entered into an Agreement and Plan of Merger, dated as of April 28, 1995 (the "Merger Agreement"), which provides for a strategic business combination involving NSP and Wisconsin Energy in a "merger-of-equals" transaction (the "Transaction"). The Transaction, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to close shortly after all of the conditions to the consummation of the Transaction, including obtaining applicable shareholder and regulatory approvals, are met or waived. The regulatory approval process is expected to take approximately 12 to 18 months.

In the Transaction, the holding company of the combined enterprise will be registered under the Public Utility Holding Company Act of 1935, as amended. The holding company will be named Primergy Corporation ("Primergy") and will

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART II -  OTHER INFORMATION  (Cont'd)

WISCONSIN ENERGY MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY
(Cont'd)

be the parent company of both NSP (which, for regulatory reasons, will reincorporate in Wisconsin) and Wisconsin Electric, which will be renamed "Wisconsin Energy Company." Wisconsin Energy Company will include the operations of Wisconsin Energy's other present utility subsidiary, Wisconsin Natural Gas Company, which is anticipated to be merged into Wisconsin Electric by January 1, 1996, as previously planned. It is anticipated that, following the Transaction, NSP's present Wisconsin utility subsidiary will be merged into Wisconsin Energy Company.

Under the terms of the Merger Agreement, based on the capitalization of Wisconsin Energy and NSP as of the date of the Merger Agreement, the Transaction would result in the common shareholders of NSP receiving 50% of the common equity of Primergy for their NSP common stock and the common shareholders of Wisconsin Energy owning the other 50% of the common equity of Primergy. Wisconsin Electric's outstanding preferred stock will be unchanged in the Transaction. The Transaction is intended to qualify as a tax-free reorganization and to be accounted for as a pooling of interests.

Further information concerning the Merger Agreement and the reciprocal Stock Option Agreements entered into by Wisconsin Energy and NSP in connection therewith are filed as exhibits to Wisconsin Energy's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057 ("Wisconsin Energy's 4/28/95 8-K"), to which reference may be made for further information concerning the Transaction. The Merger Agreement contains various conditions, covenants and termination provisions as described and referred to in Wisconsin Energy's 4/28/95 8-K. Pro forma financial information with respect to the Transaction is included in Wisconsin Energy's Form 10-Q for the quarter ended March 31, 1995.

Following announcement of the Transaction, on May 1, 1995 Standard & Poor's Corporation ("S&P") reported that it was placing on CreditWatch with negative implications its AA+ senior secured debt and AA+ preferred stock ratings of Wisconsin Electric. In addition, S&P indicated that while its AA senior secured debt rating of Wisconsin Natural would remain on CreditWatch, where it was placed on April 25, 1994, the implications were revised to negative from positive. S&P stated that if the Transaction is completed, the likely credit rating for the senior secured debt of Wisconsin Electric is expected to be AA or AA-. As part of its ratings process, S&P intends to review the financial and operating plans of the merged utilities. Also on May 1, 1995, citing Wisconsin Electric's continued operation as a separate utility subsidiary after the Transaction, its strength within its rating category and its strong capital structure, Moody's Investors Service confirmed its Aa2 first mortgage bond rating of Wisconsin Electric.

Wisconsin Energy and NSP recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure contemplated by the Transaction, but will seek approval from the Securities and Exchange Commission ("SEC") to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART II -  OTHER INFORMATION  (Cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27) Wisconsin Electric Power Company Financial Data Schedule for the three months ended March 31, 1995.

     The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) ("WEC's 4/28/95 8-K")

      (2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to WEC's 4/28/95 8-K.)

      (2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to WEC's 4/28/95 8-K.)

      (99)-1 Press Release, dated May 1, 1995, of Wisconsin Energy Corporation. (Exhibit (99)-1 to WEC's 4/28/95 8-K.)

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended March 31, 1995.

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




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                      s/ R. R. Grigg, Jr.
                                      --------------------------------------
Date:    May 12, 1995                 R. R. Grigg, Jr., President
                                        and Chief Operating Officer




                                      s/ A. K. Klisurich
                                      --------------------------------------
Date:    May 12, 1995                 A. K. Klisurich, Controller - Chief
                                        Accounting Officer

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------

                                 EXHIBIT INDEX



                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 1995



Exhibit
Number
- -------

     The following Exhibit is filed with this report:

      (27) Wisconsin Electric Power Company Financial Data Schedule for the three months ended March 31, 1995.

     The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057.) ("WEC's 4/28/95 8-K")

      (2)-2 WEC Stock Option Agreement, dated as of April 28, 1995, by and among Northern States Power Company and Wisconsin Energy Corporation. (Exhibit (2)-2 to WEC's 4/28/95 8-K.)

      (2)-3 NSP Stock Option Agreement, dated as of April 28, 1995, by and among Wisconsin Energy Corporation and Northern States Power Company. (Exhibit (2)-3 to WEC's 4/28/95 8-K.)

      (99)-1 Press Release, dated May 1, 1995, of Wisconsin Energy Corporation. (Exhibit (99)-1 to WEC's 4/28/95 8-K.)