Form 10-Q
period 1995-06-30
WISCONSIN ELECTRIC POWER CO
filed 1995-08-03
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1995

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

               Class                        Outstanding at August 1, 1995
     --------------------------             -----------------------------
     $10 Par Value Common Stock                   33,289,327 Shares

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     WISCONSIN ELECTRIC POWER COMPANY

                                        CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                Three Months Ended             Six Months Ended
                                                      June 30                       June 30
                                                ------------------            ------------------
                                                1995          1994            1995          1994
                                               ------        ------          ------        ------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $347,277      $339,275        $691,196      $694,514
  Steam                                          2,641         2,563           8,744         9,426
                                              --------      --------        --------      --------
    Total Operating Revenues                   349,918       341,838         699,940       703,940

Operating Expenses
  Fuel                                          71,611        71,485         139,430       143,961
  Purchased power                                8,130        10,040          27,206        21,634
  Other operation expenses                      85,010        86,641         168,712       177,744
  Maintenance                                   29,639        28,633          56,700        60,632
  Revitalization                                  -             -               -           63,500
  Depreciation                                  41,072        39,167          81,392        79,060
  Taxes other than income taxes                 15,762        17,941          33,588        37,081
  Federal income tax                            23,324        19,531          45,193        36,283
  State income tax                               5,487         4,593          10,657         8,609
  Deferred income taxes - net                    1,337         2,042           1,406       (14,494)
  Investment tax credit - net                   (1,647)       (1,020)         (2,019)       (2,040)
                                              --------      --------        --------      --------
    Total Operating Expenses                   279,725       279,053         562,265       611,970

Operating Income                                70,193        62,785         137,675        91,970

Other Income and Deductions
  Interest income                                3,021         1,914           5,469         5,528
  Allowance for other funds used
    during construction                            829         1,508           1,654         2,761
  Miscellaneous - net                            2,768         2,223           5,454         4,021
  Income taxes                                    (723)         (115)         (1,060)         (724)
                                              --------      --------        --------      --------
    Total Other Income and Deductions            5,895         5,530          11,517        11,586

Income Before Interest Charges                  76,088        68,315         149,192       103,556

Interest Charges
  Interest expense                              26,129        25,331          52,359        50,413
  Allowance for borrowed funds used
    during construction                           (468)         (852)           (934)       (1,560)
                                              --------      --------        --------      --------
    Total Interest Charges                      25,661        24,479          51,425        48,853
                                              --------      --------        --------      --------
Net Income                                      50,427        43,836          97,767        54,703

Preferred Stock Dividend Requirement               301           360             602           749
                                              --------      --------        --------      --------
Earnings Available for Common Stockholder     $ 50,126      $ 43,476        $ 97,165      $ 53,954
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






                                                      - 2 -

                                     WISCONSIN ELECTRIC POWER COMPANY                                                     FORM 10-Q

                                          CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                         June 30, 1995            December 31, 1994
                                                        ---------------           -----------------
                                                                   (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Electric                                                 $4,473,238                 $4,304,925
  Steam                                                        39,700                     40,103
  Accumulated provision for depreciation                   (1,994,430)                (1,914,277)
                                                           ----------                 ----------
                                                            2,518,508                  2,430,751

  Construction work in progress                               124,830                    205,343
  Nuclear fuel - net                                           56,873                     56,606
                                                           ----------                 ----------
     Net Utility Plant                                      2,700,211                  2,692,700

Other Property and Investments                                411,085                    395,924

Current Assets
  Cash and cash equivalents                                    11,405                      5,002
  Accounts receivable                                          98,004                     90,105
  Accrued utility revenues                                     91,817                     95,051
  Materials, supplies and fossil fuel                         132,449                    125,733
  Prepayments and other assets                                 83,738                     63,211
                                                           ----------                 ----------
     Total Current Assets                                     417,413                    379,102
                                                           ----------                 ----------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                           116,745                    119,132
  Other                                                       237,336                    239,271
                                                           ----------                 ----------
     Total Deferred Charges and Other Assets                  354,081                    358,403
                                                           ----------                 ----------
Total Assets                                               $3,882,790                 $3,826,129
                                                           ==========                 ==========


           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                             $  532,566                 $  502,566
  Retained earnings                                           975,914                    951,988
                                                           ----------                 ----------
     Total Common Stock Equity                              1,508,480                  1,454,554

  Preferred stock - redemption not required                    30,451                     30,451
  Long-term debt                                            1,161,122                  1,191,257
                                                           ----------                 ----------
     Total Capitalization                                   2,700,053                  2,676,262

Current Liabilities
  Long-term debt due currently                                 52,444                     19,846
  Short-term debt                                             198,887                    187,027
  Accounts payable                                             49,426                     67,444
  Accrued liabilities                                          61,238                     58,037
  Other                                                        24,400                     18,761
                                                           ----------                 ----------
     Total Current Liabilities                                386,395                    351,115

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           444,929                    440,564
  Other                                                       351,413                    358,188
                                                           ----------                 ----------
     Total Deferred Credits and Other Liabilities             796,342                    798,752
                                                           ----------                 ----------

Total Capitalization and Liabilities                       $3,882,790                 $3,826,129
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

                                                      - 3 -

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                                 Six Months Ended June 30
                                                                ---------------------------
                                                                1995                   1994
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                                  $ 97,767               $ 54,703
  Reconciliation to cash:
    Depreciation                                                81,392                 79,060
    Nuclear fuel expense - amortization                         11,129                 10,706
    Conservation expense - amortization                         10,554                 11,942
    Debt premium, discount & expense - amortization              5,765                  7,100
    Revitalization - net                                        (5,136)                49,347
    Deferred income taxes - net                                  1,406                (14,494)
    Investment tax credit - net                                 (2,019)                (2,040)
    Allowance for other funds used during construction          (1,654)                (2,761)
    Change in: Accounts receivable                              (7,899)                 3,428
               Inventories                                      (6,716)                11,573
               Accounts payable                                (18,018)               (24,026)
               Other current assets                            (17,293)               (19,707)
               Other current liabilities                         8,840                  6,978
    Other                                                        3,627                 (8,829)
                                                              --------               --------
Cash Provided by Operating Activities                          161,745                162,980

Investing Activities:
  Construction expenditures                                   (104,404)               (96,552)
  Allowance for borrowed funds used during construction           (934)                (1,560)
  Nuclear fuel                                                 (12,627)               (16,426)
  Nuclear decommissioning trust                                 (5,102)                (5,080)
  Conservation investments - net                                 2,312                 (7,459)
  Other                                                         (4,429)                (8,482)
                                                              --------               --------
Cash Used in Investing Activities                             (125,184)              (135,559)

Financing Activities:
  Sale of long-term debt                                        11,960                 11,079
  Retirement of long-term debt                                 (10,137)               (10,699)
  Change in short-term debt                                     11,860                 19,397
  Stockholder contribution                                      30,000                 30,000
  Retirement of preferred stock                                   -                    (5,250)
  Dividends on stock - common                                  (73,239)               (69,284)
                     - preferred                                  (602)                  (779)
                                                              --------               --------
Cash Used in Financing Activities                              (30,158)               (25,536)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $  6,403               $  1,885
                                                              ========               ========

Supplemental Information Disclosures:

  Cash Paid for:
    Interest (net of amount capitalized)                      $ 46,592               $ 42,087
    Income taxes                                                64,472                 71,979


See accompanying notes to financial statements.














                                                      - 4 -

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and six months ended June 30, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2. On April 28, 1995, Wisconsin Energy Corporation ("WEC"), Wisconsin Electric Power Company's ("Wisconsin Electric") parent company, and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of
   NSP and the current operating subsidiaries of NSP and WEC.   The business
   combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

   The Merger Agreement is subject to various conditions, including approval of the stockholders of WEC and NSP and the approval of various regulatory agencies. On July 10, 1995 WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger. Similar filings will be made later this year with regulatory agencies in states where WEC and NSP provide utility services. The Merger Agreement and certain related matters will be submitted to shareholders of WEC and NSP for their consideration at meetings scheduled for September 13, 1995. WEC and NSP anticipate completing this business combination late in 1996. ITEM 5. OTHER INFORMATION in Part II of this report contains further information concerning the proposed transaction.

3. WEC intends to merge Wisconsin Natural Gas Company into Wisconsin Electric to form a single combined utility subsidiary. All required regulatory approvals for the merger have been received. Completion of the planned merger is expected to occur by January 1, 1996.

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                        PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("Wisconsin Energy" or "WEC"), the parent company of Wisconsin Electric Power Company ("Wisconsin Electric"), has entered into an agreement with Northern States Power Company ("NSP") which provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction is included in ITEM 5. OTHER INFORMATION in Part II of this report.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Electric's operating activities totaled $162 million during the six months ended June 30, 1995. This compares to $163 million provided during the same period in 1994.

Wisconsin Electric's investing activities totaled $125 million for the six months ended June 30, 1995 compared to $136 million during the same period in 1994. Investments during the first half of 1995 include $104 million for the construction of new or improved facilities, $13 million for acquisition of nuclear fuel, and $5 million for payments to an external trust for the eventual decommissioning of Wisconsin Electric's Point Beach Nuclear Plant.

Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures, purchase of nuclear fuel, and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. Depending upon market conditions, Wisconsin Electric may refund some issues of its current debt and issue approximately $100 million of additional long-term debt in a public offering later in 1995. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend, to a large extent, on market conditions.

RESULTS OF OPERATIONS

Second Quarter Results:

Net income increased 15% or by approximately $7 million during the second quarter of 1995 compared to the same period during 1994.

Electric revenues increased 2.4% during the second quarter of 1995 compared to the second quarter of 1994. Primarily due to warm weather in June 1995, total electric retail revenues increased 3.5% in these comparative periods.

With the additional peaking capacity at the Paris Generating Station, the need for firm purchase power contracts was eliminated, resulting in a decrease of 19% in purchased power expenses between the three months ended June 30, 1995 and 1994. For the same periods, other operation expenses also decreased 2%.

The annualized $16,179,000 or 1.3% Wisconsin retail electric fuel adjustment rate decrease that became effective on August 4, 1994 for Wisconsin Electric customers remains effective in 1995.

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS - Cont'd

ELECTRIC SALES
                                   Three Months Ended June 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                         1,609,772        1,472,750       9.3
Small Commercial and Industrial     1,702,127        1,661,575       2.4
Large Commercial and Industrial     2,644,998        2,611,826       1.3
Other                                 376,125          396,838      (5.2)
                                   ----------       ----------
Total Retail and Municipal          6,333,022        6,142,989       3.1
Resale-Utilities                      240,058          408,691     (41.3)
                                   ----------       ----------
Total Sales                         6,573,080        6,551,680       0.3
- -------------------------------

Total electric kilowatt-hour sales during the second quarter of 1995 were flat compared to 1994. As measured by cooling degree days, the month of June 1995 was 6% warmer than June 1994, helping to push residential electric kilowatt-hour sales 9.3% higher in the second quarter of 1995 compared to the same period in 1994.

Electric energy sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest customers, decreased 2.4% during the quarter ended June 30, 1995 compared to the same period during 1994. Excluding the mines, total electric sales increased 0.6% and sales to the remaining large commercial and industrial customers increased 2.3% during the second quarter of 1995 compared to the same period in 1994.

Year-to-Date Results:

Net income increased $43 million during the six months ended June 30, 1995 compared to the same period in 1994, reflecting a non-recurring charge in the first quarter of 1994 of approximately $39 million (net of tax) associated with Wisconsin Electric's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position Wisconsin Electric in a changing market place. It is anticipated that this charge will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge in 1994, net income increased approximately $4 million during the six month period ended June 30, 1995 compared to the same period during 1994.

During the first six months of 1995 compared to the first six months of 1994, total electric revenues decreased 0.5% as a result of lower total electric energy sales. Because of unscheduled outages during the first quarter of 1995 at two of the company's most efficient power plants, Pleasant Prairie Power Plant and Point Beach Nuclear Plant, Wisconsin Electric purchased replacement energy on the spot market, resulting in increased purchased power costs of 25.8% during the six months ended June 30, 1995 compared to 1994. This was partially offset by a 3.1% decrease in fuel expenses between these same two periods such that total costs for fuel and purchased power was up only 0.6%. In the first six months of 1995, other operation and maintenance expenses decreased 5.4% compared to the first six months of 1994, reflecting among other things the effects of the company's "revitalization" program.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS - Cont'd

ELECTRIC SALES
                                    Six Months Ended June 30
                                   ---------------------------
Electric Sales - Megawatt Hours       1995             1994       % Change
- -------------------------------    ----------       ----------    --------
Residential                         3,299,128        3,268,195       0.9
Small Commercial and Industrial     3,416,854        3,319,361       2.9
Large Commercial and Industrial     5,187,352        5,074,258       2.2
Other                                 757,035          836,259      (9.5)
                                   ----------       ----------
Total Retail and Municipal         12,660,369       12,498,073       1.3
Resale-Utilities                      442,190          800,149     (44.7)
                                   ----------       ----------
Total Sales                        13,102,559       13,298,222      (1.5)
- -------------------------------

Total electric kilowatt-hour sales during the first six months of 1995 declined 1.5% compared to 1994, primarily due to lower sales to other utilities. Retail electric sales increased 2% during the period.

Electric energy sales to the Empire and Tilden iron ore mines decreased 1.6% during the six months ended June 30, 1995 compared to the same period during 1994. Excluding the mines, total electric sales decreased 1.5% but sales to the remaining large commercial and industrial customers increased 3.3% during the six months ended June 30, 1995 compared to the same period during 1994.

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II.


                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Electric's Annual Report on Form 10-K for the year ended December 31, 1994 and ITEM 1. LEGAL PROCEEDINGS in PART II of Wisconsin Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

RATE MATTERS

Wisconsin Retail Electric and Steam Jurisdictions

1996 Test Year: On March 27, 1995, Wisconsin Electric and Wisconsin Natural Gas Company ("Wisconsin Natural") sent a letter to the Public Service Commission of Wisconsin ("PSCW") proposing a one year deferral of their scheduled rate case filing. On May 1, 1995, Wisconsin Electric and Wisconsin Natural filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. The Citizens Utility Board ("CUB") filed a petition seeking a reduction in rates of $100

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION - Cont'd

RATE MATTERS (Cont'd)

million and a hearing on the companies' request for a freeze on rates in 1996. Other parties filed in support of CUB's petition. The companies are opposing the petition. The PSCW staff has reviewed the companies' data and has developed a preliminary recommendation for an electric rate decrease of between 2% and 3%, a gas rate decrease of approximately 2.5%, and a steam rate decrease of about 5%. The PSCW staff recommendation is based upon a regulatory return on equity of 11.3%. This matter is expected to come before the PSCW in mid-August or September 1995. Any change in rates would likely not take effect until after January 1, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Electric's 1995 Annual Meeting of Stockholders held on May 16, 1995, for which Wisconsin Electric did not solicit proxies, the board of directors as listed in Wisconsin Electric's Information Statement dated
April 21, 1995 (the "Information Statement") was re-elected in its entirety. With respect to each nominee, 33,289,327 votes were cast for election and no votes were withheld. There was no solicitation in opposition to the nominees proposed in the Information Statement and there were no abstentions or broker non-votes with respect to the election of directors. Further information concerning this matter is contained in the Information Statement.

ITEM 5.  OTHER INFORMATION

PARIS GENERATING STATION

In June 1995, two units, or approximately 150 megawatts of peaking capacity, were placed in-service marking the completion of the new Paris Generating Station. Previously in March 1995, two units, or another approximately 150 megawatts of peaking capacity, were placed in-service at this facility. Capital expenditures associated with the four units at this facility total approximately $105 million. The 300 megawatt natural gas-fired combustion turbine facility, located near Union Grove, Wisconsin is expected to run less than 500 hours per year, helping meet electric peak demand requirements.

RECORD ELECTRIC PEAK DEMAND

On July 31, 1995, Wisconsin Electric reached a new all-time electric peak demand of 5,368 megawatts, during a period of unusually hot and humid weather. The previous record peak demand prior to the summer of 1995 of 4,950 megawatts was set on June 14, 1994.

WISCONSIN ENERGY MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, Wisconsin Energy Corporation ("Wisconsin Energy" or "WEC"), the parent company of Wisconsin Electric Power Company ("Wisconsin Electric"), entered into an Agreement and Plan of Merger with Northern States Power Company ("NSP") which provides for a strategic business combination involving Wisconsin Energy and NSP in a "merger-of-equals" transaction, as previously reported in WEC's Current Report on Form 8-K dated as of April 28, 1995 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("WEC's 3/31/95 10-Q"). The Agreement and Plan of Merger was amended and restated as of July 26, 1995 to make certain nonsubstantive changes. The Amended and

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

ITEM 5.  OTHER INFORMATION

Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, is referred to herein as the "Merger Agreement." Further information concerning such agreement and proposed transaction is included in ITEM 1. FINANCIAL STATEMENTS, Notes to Financial Statements, in Part I of this report, and detailed information with respect thereto will be included in the Joint Proxy Statement/Prospectus which will be sent to shareholders of NSP and WEC in connection with their respective shareholder meetings to vote on the Merger Agreement and certain related matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27)-1 Wisconsin Electric Power Company Financial Data Schedule for the six months ended June 30, 1995.

      The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057; certain other related documents were also filed as exhibits to such report.) (The Amended and Restated Merger Agreement, dated as of April 28, 1995, as amended and restated as of July 26, 1995, will be filed as an exhibit to Wisconsin Energy Corporation's Registration Statement on Form S-4 to be filed for the registration under the Securities Act of 1933 of the securities to be issued pursuant to the Amended and Restated Merger Agreement.)

      (10)-1 Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter amendment. (Exhibit (10)-1 to WEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

      (10)-2 WEC Senior Executive Severance Policy, as adopted effective April 28, 1995 and amended on July 26, 1995. (Exhibit (10)-3 to WEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)


(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed in the quarter ended June 30, 1995.

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




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                      /s/ R. R. Grigg, Jr.
                                      --------------------------------------
Date:    August 3, 1995              R. R. Grigg, Jr., President and
                                        Chief Operating Officer




                                      /s/ A. K. Klisurich
                                      --------------------------------------
Date:    August 3, 1995              A. K. Klisurich, Controller - Chief
                                        Accounting Officer

                       Wisconsin Electric Power Company

                                 EXHIBIT INDEX
                                 -------------

                      Form 10-Q for Quarter ended 6/30/95

     Exhibit
     Number
     -------

      (27) Wisconsin Electric Power Company Financial Data Schedule for the six months ended June 30, 1995.

 The following Exhibits are incorporated herein by reference:

      (2)-1 Agreement and Plan of Merger, dated as of April 28, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation, Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to Wisconsin Energy Corporation's Current Report on Form 8-K dated as of April 28, 1995, File No. 1-9057; certain other related documents were also filed as exhibits to such report.) (The Amended and Restated Merger Agreement, dated as of April 28, 1995, as amended and restated as of July 26, 1995, will be filed as an exhibit to Wisconsin Energy Corporation's Registration Statement on Form S-4 to be filed for the registration under the Securities Act of 1933 of the securities to be issued pursuant to the Amended and Restated Merger Agreement.)

      (10)-1 Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, and April 26, 1995 letter amendment. (Exhibit (10)-1 to WEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

      (10)-2 WEC Senior Executive Severance Policy, as adopted effective April 28, 1995 and amended on July 26, 1995. (Exhibit (10)-3 to WEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)



















                                    - 12 -
</DOCUMENT/>