Form 10-Q
period 1995-09-30
WISCONSIN ELECTRIC POWER CO
filed 1995-11-13
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

               Class                       Outstanding at November 1, 1995
     --------------------------            -------------------------------
     $10 Par Value Common Stock                    33,289,327 Shares

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     WISCONSIN ELECTRIC POWER COMPANY

                                        CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                Three Months Ended            Nine Months Ended
                                                  September  30                 September  30
                                               --------------------          --------------------
                                                1995          1994            1995          1994
                                               ------        ------          ------        ------
                                                             (Thousands of Dollars)
Operating Revenues
  Electric                                    $385,725      $361,735      $1,076,921    $1,056,249
  Steam                                          1,262         1,214          10,006        10,640
                                              --------      --------       ---------      --------
    Total Operating Revenues                   386,987       362,949       1,086,927     1,066,889

Operating Expenses
  Fuel                                          89,179        73,061         228,609       217,022
  Purchased power                                5,521        11,722          32,727        33,356
  Other operation expenses                      90,069        85,249         258,781       262,993
  Maintenance                                   22,034        28,049          78,734        88,681
  Revitalization                                  -             -               -           63,500
  Depreciation                                  42,291        40,680         123,683       119,740
  Taxes other than income taxes                 17,775        17,000          51,363        54,081
  Federal income tax                            33,306        25,911          78,499        62,194
  State income tax                               7,712         6,014          18,369        14,623
  Deferred income taxes - net                   (2,750)        1,928          (1,344)      (12,566)
  Investment tax credit - net                   (1,010)       (1,021)         (3,029)       (3,061)
                                              --------      --------        --------      --------
    Total Operating Expenses                   304,127       288,593         866,392       900,563

Operating Income                                82,860        74,356         220,535       166,326

Other Income and Deductions
  Interest income                                3,995         3,117           9,464         8,645
  Allowance for other funds used
    during construction                          1,020         1,358           2,674         4,119
  Miscellaneous - net                            2,176         2,254           7,630         6,275
  Income taxes                                    (589)         (531)         (1,649)       (1,255)
                                              --------      --------        --------      --------
    Total Other Income and Deductions            6,602         6,198          18,119        17,784

Income Before Interest Charges                  89,462        80,554         238,654       184,110

Interest Charges
  Interest expense                              26,171        25,210          78,530        75,623
  Allowance for borrowed funds used
    during construction                           (576)         (767)         (1,510)       (2,327)
                                              --------      --------        --------      --------
    Total Interest Charges                      25,595        24,443          77,020        73,296
                                              --------      --------        --------      --------
Net Income                                      63,867        56,111         161,634       110,814

Preferred Stock Dividend Requirement               300           301             902         1,050
                                              --------      --------        --------      --------
Earnings Available for Common Stockholder     $ 63,567      $ 55,810        $160,732      $109,764
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





                                                    -2-

                                     WISCONSIN ELECTRIC POWER COMPANY                                                     FORM 10-Q

                                          CONDENSED BALANCE SHEET
                                                 (Unaudited)
                                                      September 30, 1995          December 31, 1994
                                                      ------------------          -----------------
                                                                  (Thousands of Dollars)
           Assets
           ------
Utility Plant
  Electric                                                 $4,495,690                 $4,304,925
  Steam                                                        39,937                     40,103
  Accumulated provision for depreciation                   (2,024,680)                (1,914,277)
                                                           ----------                 ----------
                                                            2,510,947                  2,430,751
  Construction work in progress                                65,470                    205,343
  Nuclear fuel - net                                           52,676                     56,606
                                                           ----------                 ----------
     Net Utility Plant                                      2,629,093                  2,692,700

Other Property and Investments                                419,785                    395,924

Current Assets
  Cash and cash equivalents                                    13,041                      5,002
  Accounts receivable                                         114,951                     90,105
  Accrued utility revenues                                     80,295                     95,051
  Materials, supplies and fossil fuel                         131,191                    125,733
  Prepayments and other assets                                 54,661                     63,211
                                                           ----------                 ----------
     Total Current Assets                                     394,139                    379,102
                                                           ----------                 ----------
Deferred Charges and Other Assets
  Accumulated deferred income taxes                           118,859                    119,132
  Other                                                       308,414                    239,271
                                                           ----------                 ----------
     Total Deferred Charges and Other Assets                  427,273                    358,403
                                                           ----------                 ----------
Total Assets                                               $3,870,290                 $3,826,129
                                                           ==========                 ==========


    Capitalization and Liabilities
    ------------------------------

Capitalization
  Common stock                                             $  532,566                 $  502,566
  Retained earnings                                         1,001,826                    951,988
                                                           ----------                 ----------
     Total Common Stock Equity                              1,534,392                  1,454,554
  Preferred stock - redemption not required                    30,451                     30,451
  Long-term debt                                            1,157,682                  1,191,257
                                                           ----------                 ----------
     Total Capitalization                                   2,722,525                  2,676,262

Current Liabilities
  Long-term debt due currently                                 50,828                     19,846
  Short-term debt                                             155,181                    187,027
  Accounts payable                                             60,326                     67,444
  Accrued liabilities                                          52,650                     58,037
  Other                                                        27,853                     18,761
                                                           ----------                 ----------
     Total Current Liabilities                                346,838                    351,115

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                           447,384                    440,564
  Other                                                       353,543                    358,188
                                                           ----------                 ----------
     Total Deferred Credits and Other Liabilities             800,927                    798,752
                                                           ----------                 ----------
Total Capitalization and Liabilities                       $3,870,290                 $3,826,129
                                                           ==========                 ==========


See accompanying notes to financial statements.


                                           -3-

                                                                                                                        FORM 10-Q
                                     WISCONSIN ELECTRIC POWER COMPANY

                                          STATEMENT OF CASH FLOWS

                                                 (Unaudited)
                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                1995                   1994
                                                                ----                   ----
                                                                   (Thousands of Dollars)
Operating Activities:
  Net income                                                  $161,634               $110,814
  Reconciliation to cash:
    Depreciation                                               123,683                119,740
    Nuclear fuel expense - amortization                         17,745                 16,775
    Conservation expense - amortization                         16,114                 17,705
    Debt premium, discount & expense - amortization              8,549                 10,477
    Revitalization - net                                        (4,004)                46,890
    Deferred income taxes - net                                 (1,344)               (12,566)
    Investment tax credit - net                                 (3,029)                (3,061)
    Allowance for other funds used during construction          (2,674)                (4,119)
    Change in: Accounts receivable                             (24,846)                 6,082
               Inventories                                      (5,458)                 1,638
               Accounts payable                                 (7,118)               (15,107)
               Other current assets                             23,306                  2,912
               Other current liabilities                         3,705                  1,668
    Other                                                        2,136                (5,663)
                                                              --------               --------
Cash Provided by Operating Activities                          308,399                294,185

Investing Activities:
  Construction expenditures                                   (154,023)              (172,316)
  Allowance for borrowed funds used during construction         (1,510)                (2,327)
  Nuclear fuel                                                 (15,097)               (18,809)
  Nuclear decommissioning trust                                 (8,172)                (7,732)
  Conservation investments - net                                 2,362                (11,333)
  Other                                                         (4,893)                (8,407)
                                                              --------               --------
Cash Used in Investing Activities                             (181,333)              (220,924)

Financing Activities:
  Sale of long-term debt                                       108,941                 11,079
  Retirement of long-term debt                                (114,325)               (15,614)
  Change in short-term debt                                    (31,846)                25,323
  Stockholder contribution                                      30,000                 30,000
  Retirement of preferred stock                                   -                    (5,250)
  Dividends on stock - common                                 (110,895)              (104,867)
                     - preferred                                  (902)                (1,079)
                                                              --------               --------
Cash Used in Financing Activities                             (119,027)               (60,408)
                                                              --------               --------
Change in Cash and Cash Equivalents                           $  8,039               $ 12,853
                                                              ========               ========

Supplemental Information Disclosures:
  Cash Paid for:
    Interest (net of amount capitalized)                      $ 72,773               $ 65,385
    Income taxes                                                96,328                102,750



See accompanying notes to financial statements.













                                                      - 4 -

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)



1. The accompanying unaudited financial statements should be read in conjunction with the company's 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of the company have been included in the accompanying income statement and balance sheet. The results of operations for the three months and nine months ended September 30, 1995 are not, however, necessarily indicative of the results which may be expected for the year 1995 because of seasonal and other factors.

2. On April 28, 1995, Wisconsin Energy Corporation ("WEC"), Wisconsin Electric Power Company's ("WE") parent company, and Northern States Power Company, Minnesota ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving NSP and WEC in a "merger-of-equals" transaction. As a result, a registered utility holding company, which will be known as Primergy Corporation ("Primergy"), will be the parent of NSP and the current operating subsidiaries of NSP and WEC. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

    The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On July 10, 1995 WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission seeking approval of the proposed merger. Similar filings were made on August 4, 1995 with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required. On September 13, 1995, the stockholders of WEC and NSP voted, in their respective stockholder meetings, to approve the Merger Agreement and certain other related matters. Applications for license amendments and approvals relating to the proposed merger were filed with the Nuclear Regulatory Commission in late October 195. Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination late in 1996. ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in Part II of this reports contain further information concerning the proposed transaction.

3. WEC intends to merge Wisconsin Natural Gas Company into WE to form a single combined utility subsidiary. All required regulatory approvals for the merger have been received. Completion of the planned merger is expected to occur by January 1, 1996.

4. In September and October 1995, the company issued $98,350,000 of unsecured variable rate promissory notes maturing between March 1, 2006 and September 1, 2030. These notes were issued as a revenue and collateral source for an equal principal amount of tax exempt Refunding Revenue Bonds issued on the company's behalf. Proceeds from the promissory notes were used to refund various issues of the company's First Mortgage Bonds totaling $98,350,000 that were called for optional redemption.

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                        PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC"), the parent company of Wisconsin Electric Power Company ("WE"), has entered into an agreement with Northern States Power Company ("NSP") which provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. Further information concerning such agreement and proposed transaction is included in ITEM 5. OTHER INFORMATION - MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY in
Part II of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WE's operating activities totaled $308 million during the nine months ended September 30, 1995. This compares to $294 million provided during the same period in 1994.

WE's investing activities totaled $181 million for the nine months ended September 30, 1995 compared to approximately $221 million during the same period in 1994. Investments during the first nine months of 1995 include $154 million for the construction of new or improved facilities, $15 million for acquisition of nuclear fuel, and $8 million for payments to an external trust for the eventual decommissioning of WE's Point Beach Nuclear Plant.

On August 29, 1995, WE called for optional redemption $98.35 million aggregate principal amount of fixed rate tax exempt bonds issued by three political jurisdictions on WE's behalf that were secured by issues of WE's First Mortgage Bonds with terms corresponding to the tax exempt bonds called for redemption. During September and October 1995, the three political jurisdictions issued $98.35 million aggregate principal amount of new tax exempt bonds on behalf of WE, collateralized by unsecured variable rate promissory notes issued by WE with terms corresponding to the respective issues of the refunding tax exempt bonds, the proceeds of which were used to finance such optional redemptions. The WE First Mortgage Bonds, which collateralized the redeemed tax exempt bonds, have also been canceled.

Capital requirements for the remainder of 1995 are expected to be principally for construction expenditures, purchase of nuclear fuel, and payments to the external trust for the eventual decommissioning of the Point Beach Nuclear Plant. Depending upon market conditions and other factors, WE may issue approximately $100 million of additional intermediate or long-term debt in a public offering before the end of 1995.

RESULTS OF OPERATIONS

Third Quarter Results:

Net income increased 13.8% or by approximately $7.8 million during the third quarter of 1995 compared to the same period in 1994. Primarily due to warmer weather in the third quarter, electric revenues rose 6.6% and kilowatt-hour sales increased 6.2%. Gross margin (operating revenues less fuel and purchased power) increased 5.1%. Maintenance expenses were 21.4% lower for the quarter due in part to increased efficiencies gained through WE's revitalization program.

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS - Cont'd

The annualized $16,179,000 or 1.3% Wisconsin retail electric fuel adjustment rate decrease that became effective on August 4, 1994 for WE customers remains effective in 1995.

ELECTRIC SALES

                                 Three Months Ended September 30
                                 -------------------------------
Electric Sales - Megawatt Hours       1995             1994       % Change
-------------------------------    ----------       ----------    --------
Residential                         1,919,726        1,699,442      13.0
Small Commercial and Industrial     1,883,412        1,721,476       9.4
Large Commercial and Industrial     2,872,876        2,803,350       2.5
Other                                 412,772          382,146       8.0
                                   ----------       ----------
Total Retail and Municipal          7,088,786        6,606,414       7.3
Resale-Utilities                      320,764          368,341     (12.9)
                                   ----------       ----------
Total Sales                         7,409,550        6,974,755       6.2
-------------------------------

Total electric kilowatt-hour sales during the third quarter of 1995 were positively impacted by, among other things, substantially warmer weather conditions compared to 1994. As measured by cooling degree days, the quarter was 17.2% warmer than the same period in 1994. Electric energy sales to the Empire and Tilden iron ore mines, WE's two largest customers, decreased 2.2% during the three months ended September 30, 1995 compared to the three months ended September 30, 1994. Excluding the mines, total electric sales increased 6.9% and sales to the remaining large commercial and industrial customers increased 3.5%.

For additional information regarding matters pertaining to electric operations, refer to ITEM 1. BUSINESS - ELECTRIC UTILITY OPERATIONS in PART I of WE's Annual Report on Form 10-K for the year ended December 31, 1994.

Year-to-Date Results:

Net income increased approximately $51 million or 45.9% during the nine months ended September 30, 1995 compared to the same period in 1994, reflecting a non-recurring charge in the first quarter of 1994 of approximately $39 million (net of tax) associated with WE's restructuring program. This charge included the cost of severance and early retirement packages, elements of a "revitalization" program designed to better position WE in a changing market place. It is anticipated that this change will be offset by the end of 1995 through savings in operation and maintenance costs. Excluding the non-recurring charge in 1994, net income increased approximately $12 million or 8.0% during the nine month period ended September 30, 1995 compared to the same period in 1994.

During the first nine months of 1995 compared to the first nine months of 1994, total electric revenues increased 2% as a result of a 1.2% increase in kilowatt-hour sales. Gross margin (operating revenues less fuel and purchased

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

RESULTS OF OPERATIONS - Cont'd

power) increased 1.2%. In the first nine months of 1995, other operation and maintenance expenses decreased 4% compared to the first nine months of 1994, reflecting among other things the effects of WE's "revitalization" program.

ELECTRIC SALES

                                  Nine Months Ended September 30
                                  ------------------------------
Electric Sales - Megawatt Hours       1995              1994       % Change
-------------------------------    ----------        ----------    --------
Residential                         5,218,854         4,967,637       5.1
Small Commercial and Industrial     5,300,266         5,040,837       5.1
Large Commercial and Industrial     8,060,228         7,877,608       2.3
Other                               1,169,807         1,218,405      (4.0)
                                   ----------        ----------
Total Retail and Municipal         19,749,155        19,104,487       3.4
Resale-Utilities                      762,954         1,168,490     (34.7)
                                   ----------        ----------
Total Sales                        20,512,109        20,272,977       1.2
-------------------------------

Total electric kilowatt-hour sales during the first nine months of 1995 were positively impacted by, among other things, warmer weather conditions during the summer of 1995. However, this was somewhat offset by mild winter weather in the first quarter of 1995. As measured by cooling degree days, the first three quarters of 1995 were 9.5% warmer compared to the same period in 1994. As measured by heating degree days, however, the first quarter of 1995 was 14.7% warmer compared to 1994.

Electric energy sales to the Empire and Tilden iron ore mines decreased 1.4% during the nine months ended September 30, 1995 compared to the same period in 1994. Excluding the mines, total electric sales increased 1.4% and sales to the remaining large commercial and industrial customers increased 3.4%.

For certain other information which may impact WE's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.


                         PART II -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following information should be read in conjunction with ITEM 3. LEGAL PROCEEDINGS in PART I of Wisconsin Electric Power Company's ("WE") Annual Report on Form 10-K for the year ended December 31, 1994 and ITEM 1. LEGAL PROCEEDINGS in Part II of WE's Quarterly Reports on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ITEM 1.  LEGAL PROCEEDINGS (Cont'd)

WISCONSIN RETAIL RATE MATTERS

1996 Test Year: On May 1, 1995, WE and WN filed with the PSCW required data related to the 1996 test year. This was an abbreviated filing since no increase in rates was requested. At the PSCW's open meeting on August 21, 1995, the PSCW determined that the electric, gas and steam rates for 1996 should be decreased from current levels. The dollar impacts and percentage decreases for electric, gas and steam rates are approximately $33 million (2.75%), $8 million (2.6%) and approximately $0.8 million (5.1%), respectively, on an annualized basis. In its letter dated September 11, 1995, the PSCW directed that the rate decreases be implemented effective January 1, 1996.

1997 Test Year: In its letter dated September 11, 1995, the PSCW instructed WE and WN to file in January 1996 specific financial data related to the 1997 test year. The PSCW has determined that it will need a full review of WE and WN's rates for the 1997 test year in connection with the consideration of the application for approval of the proposed merger of WEC and NSP. Further information concerning the proposed merger is included in ITEM 5. OTHER INFORMATION in Part II of this report.

DRY CASK STORAGE MATTER

On August 24, 1995, the Citizens' Utility Board ("CUB"), a consumer advocacy group, and other parties mailed to WE and the Wisconsin Department of Natural Resources ("WDNR") a formal "Notice of Intent to Sue" stating that they would commence a citizens suit premised on an alleged failure of WE to obtain WDNR approval under Wisconsin's "radioactive waste site exploration" law prior to doing soil test borings in connection with its dry cask storage facility at Point Beach Nuclear Plant. If such a suit is commenced, WE would vigorously defend, taking the position that this law is not applicable to the activities in question. See ITEM 5. OTHER INFORMATION - DRY CASK STORAGE PROJECT below for further information concerning the dry cask storage facility.

ENVIRONMENTAL COMPLIANCE

Marina Cliffs Barrel Dump Site: The Environmental Protection Agency ("EPA") has identified WE as a potentially responsible party ("PRP") at the Marina Cliffs Barrel Dump Site (Northwestern Barrel) in South Milwaukee, Wisconsin. This site is a former commercial barrel recycling facility which cleaned, reconditioned and sold used barrels. WE is alleged to have sent empty barrels to this facility. The Company has joined a recently created PRP group which has been formed to remediate the site. WE has no reason to believe that it is responsible for the contamination at this site.

Lauer Landfill: Waste Management, Wisconsin a successor owner of the Lauer Landfill, a private sanitary landfill in Milwaukee, Wisconsin, has undertaken the private remediation of contamination allegedly emanating therefrom. Waste Management, Wisconsin has written to WE indicating that it anticipates, because WE was, according to Waste Management, Wisconsin records, a user of that landfill, that it will seek recovery of a portion of its remediation

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


ENVIRONMENTAL COMPLIANCE - Cont'd

costs from WE. WE has not yet met with Waste Management, Wisconsin regarding this matter.

Manistique River/Harbor Area: In 1993-94, WE received three requests for information or PRP letters from the EPA regarding the disposition of company transformers and capacitors from the company's prior operations in the area, as well as WE's financial status. The EPA states that the area, which is located in the upper peninsula of Michigan, has PCB contamination. WE recently became aware that, in 1974, three oil-filled transformers were sold to a local junk/salvage dealer. WE has no reason to believe that the company is responsible in total or in part for the PCB contamination in the Manistique River/Harbor area. WE has learned, through other sources, that the EPA and two PRPs (Edison Sault Electric Company and Manistique Papers) have reached an agreement that provides for capping the harbor, which should remedy the situation in whole or in part.

ITEM 5.  OTHER INFORMATION

POINT BEACH UNIT 2 STEAM GENERATORS

In October 1992, WE filed an application with the PSCW for the replacement in the fall of 1996 of the Unit 2 steam generators at Point Beach Nuclear Plant. This would allow for the unit's operation until the expiration of its operating license in 2013. Without the replacement of the steam generators, it is believed that the unit would not be able to operate to the end of its current license. The PSCW has deferred a decision on the steam generator replacements in part to gather more information during the refueling outage in the fall of 1995. It is anticipated that the final order in this matter will be issued in early 1996.

  During the October 1995 Unit 2 refueling outage, inspections of the steam generators indicated that corrosion has continued to degrade some of the internal components, which had reduced the plant's power capability. Prior to the current outage, degraded tubes in the steam generators had reduced the output of the 500 megawatt unit by 10 to 15 megawatts. Plugging the degraded tubes identified in this most recent inspection would additionally reduce output of Unit 2. WE is evaluating appropriate operating parameters for the unit, which will determine future maximum output levels. WE does not expect output to be reduced to less than 75% of rated capacity. WE is currently exploring repair options and is discussing them with the Nuclear Regulatory Commission ("NRC"). Return to service will require NRC approvals for a change to the plant technical specifications regarding reactor flow and the selected repair option. WE expects to make repairs and return Unit 2 to service by late November or early December 1995.

DRY CASK STORAGE PROJECT

In November 1991, WE filed an application with the PSCW for authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI"). The ISFSI will provide interim dry cask storage of spent fuel from

                                                                     FORM 10-Q
                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

DRY CASK STORAGE PROJECT (Cont'd)

Point Beach. Public hearings on the proposed project were held during October 1994. On February 13, 1995, WE received a Certificate of Authority from the PSCW to construct and operate the ISFSI. Construction was completed in October 1995. WE expects to begin loading the first storage casks in December 1995. See ITEM 1. BUSINESS - SOURCES OF GENERATION - NUCLEAR - "Spent Fuel Storage and Disposal" and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Requirements 1995-1999" in WE's Annual Report on Form 10-K for the year ended December 31, 1994 for further information concerning the PSCW's approval of WE's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach, the need for such dry storage facility, and pending petitions for judicial review of the PSCW's decision.

PSCW ELECTRIC UTILITY INDUSTRY INVESTIGATION

The PSCW is conducting an investigation into the state of the electric utility industry in Wisconsin, particularly its institutional structure and regulatory regime, in order to evaluate what changes would be beneficial for the state. The PSCW stated that this investigation may result in profound and fundamental changes to the nature and regulation of the electric utility industry in Wisconsin. In January 1995, the PSCW established an advisory committee ("committee"), including WE, to examine all aspects of electrical service and the electric utility industry and to suggest which functions should be performed in a competitive market. The PSCW established a timetable to submit a final report to the Wisconsin Legislature by the end of 1995. In October 1995, with the committee unable to reach consensus on a legislative package of how to restructure Wisconsin's electric utility industry, the committee and the PSCW agreed not to submit a proposal to the Wisconsin Legislature until after 1996. The PSCW still intends to decide on December 12, 1995 the general direction of utility regulation in Wisconsin. The PSCW has indicated that during 1996 it will seek changes in applicable administrative rules under its jurisdiction.

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

As previously reported, on April 28, 1995, Wisconsin Energy Corporation ("WEC"), WE's parent company, and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 (the "Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), of WE (which will be renamed Wisconsin Energy Company) and of the other subsidiaries of WEC and NSP. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests".

Wisconsin Energy Company will include the operations of WN, the wholly owned gas utility subsidiary of WEC, which WEC intends to merge into WE to form a single combined utility subsidiary, as previously planned. Completion of the planned merger of WN into WE is expected to occur by January 1, 1996.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a wholly owned subsidiary of NSP, will also be merged into Wisconsin Energy Company in connection with the transactions contemplated by the Merger Agreement. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire certain gas utility assets in LaCrosse and Hudson, Wisconsin from NSP-WI.

WEC and NSP recognize that the divestiture of their existing gas operations and certain non-utility operations is a possibility under the new registered holding company structure contemplated by the Merger Agreement, but will seek approval from the Securities and Exchange Commission ("SEC") to maintain such businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On July 10, 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission ("FERC") seeking approval of the proposed business combination. FERC has received a number of protests about and requests for hearings on the application to which WEC and NSP have responded. The matter is pending. Applications for approval of the mergers contemplated by the Merger Agreement and related transactions, including, in the case of certain commissions, the issuance of securities in connection therewith, were filed in early August 1995 with the Minnesota, Wisconsin, North Dakota and Michigan utility commissions. An application for disclaimer of jurisdiction was filed with the South Dakota utility commission concurrently with other state applications. The PSCW has determined that it will need a full review of WE's rates for the 1997 test year in connection with the consideration of the application for approval of the mergers contemplated by the Merger Agreement and related transactions. The Merger Agreement and certain related matters were approved by shareholders of WEC and NSP at their respective meetings of shareholders held on September 13, 1995. Applications for license amendments and approvals relating to the proposed merger were filed with the Nuclear Regulatory Commission in late October 1995. Subject to obtaining requisite approvals, WEC and NSP anticipate completing this business combination late in 1996.

Further information related to the Merger Agreement was previously reported in WEC's Current Reports on Form 8-K dated as of April 28, 1995 and as of September 13, 1995, WE's Current Report on Form 8-K dated as of August 25, 1995 and in WEC's and WE's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995. Detailed information with respect to the Merger Agreement and the transactions contemplated thereby is contained in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) which relates to the meetings of the shareholders of WEC and NSP to vote on the Merger Agreement and related matters.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)


FINANCIAL STATEMENTS OF WN AND NSP-WI

The financial statements of WN listed in the descriptions of Exhibits (99)-1 and (99)-2 in paragraph (a) of Item 6 below are incorporated herein by reference. The audited financial statements so listed are included in Item 8 of WN's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 2-2066). The unaudited interim financial statements so listed are included in Item 1 in Part I of WN's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 2-2066).

The financial statements of NSP-WI listed in the descriptions of Exhibits
(99)-3 and (99)-4 in paragraph (a) of Item 6 below are incorporated herein by reference. The audited financial statements so listed are included in Item 8 of NSP-WI's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 10-3140). The unaudited interim financial statements so listed are included in Item 1 in Part I of NSP-WI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 10-3140).

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma financial information combines the historical balance sheets and statements of income of WE, WN, and NSP-WI.
This pro forma financial information updates through the third quarter of 1995 pro forma financial information included in ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS in WE's Current Report on Form 8-K dated as of August 25, 1995, which also contains unaudited pro forma combined condensed statements of income of Wisconsin Energy Company for each of the three years in the period ended December 31, 1994, which are not repeated herein but are incorporated herein by reference as Exhibit (99)-5 listed in paragraph (a) of Item 6 below. The unaudited pro forma combined condensed balance sheets at September 30, 1995 give effect to the proposed business combinations as if such business combinations had occurred at September 30, 1995. The unaudited pro forma combined condensed statements of income for the nine months ended
September 30, 1995 and 1994 and the twelve months ended September 30, 1995 give effect to the proposed business combinations as if they had occurred at January 1, 1994. These statements are prepared on the basis of accounting for the proposed business combination as a pooling of interests and are based on the assumptions set forth in the notes thereto.

The following unaudited pro forma financial information has been prepared from, and should be read in conjunction with, the historical financial statements and related notes thereto of WE, WN and NSP-WI. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the proposed business combinations been consummated on the date, or at the beginning of the periods, for which the proposed business combinations are being given effect, nor is it necessarily indicative of future operating results or financial position.

                            WISCONSIN ELECTRIC POWER COMPANY                   FORM 10-Q

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 1995

                                     (In thousands)




                                                           WE              WN          Pro Forma          WE
           Pro Forma Balance Sheet                    As Reported     As Reported     Adjustments      Pro Forma
  ------------------------------------------         --------------  --------------  --------------  --------------

                    Assets

Utility Plant
  Electric                                            $  4,561,160    $      -        $        -      $  4,561,160
  Gas                                                         -           482,399              -           482,399
  Other                                                     39,937           -                 -            39,937
                                                      ------------    -----------     -------------   ------------
     Total                                               4,601,097        482,399              -         5,083,496
  Accumulated provision for depreciation                (2,024,680)       (232,575)            -        (2,257,255)
  Nuclear fuel - net                                        52,676             -               -            52,676
                                                      ------------    ------------    -------------   ------------
     Net Utility Plant                                   2,629,093         249,824             -         2,878,917


Current Assets                                             394,139          68,559             -           462,698


Other Assets                                               847,058          30,412             -           877,470
                                                      ------------    ------------    -------------   ------------

Total Assets                                          $  3,870,290    $    348,795    $        -      $  4,219,085
                                                      ============    ============    =============   ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $  1,534,392    $    135,214    $        -      $  1,669,606
  Cumulative preferred stock and premium                    30,451            -                -            30,451
  Long-term debt                                         1,157,682          66,567             -         1,224,249
                                                      ------------    ------------    -------------   ------------
     Total Capitalization                                2,722,525         201,781             -         2,924,306


Current Liabilities
  Current portion of long-term debt                         50,828            -                -            50,828
  Short-term debt                                          155,181          32,599             -           187,780
  Other                                                    140,829          47,344             -           188,173
                                                      ------------    ------------    -------------   ------------
     Total Current Liabilities                             346,838          79,943             -           426,781


Other Liabilities                                          800,927          67,071             -           867,998
                                                      ------------    ------------    -------------   ------------

Total Capitalization and Liabilities                  $  3,870,290    $    348,795    $        -      $  4,219,085
                                                      ============    ============    =============   ============


See accompanying notes to unaudited pro forma combined condensed financial statements.











                        NORTHERN STATES POWER COMPANY - WISCONSIN              FORM 10-Q

                       UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 1995

                                     (In thousands)




                                                         NSP-WI                 Pro Forma                NSP-WI
           Pro Forma Balance Sheet                    As Reported              Adjustments            As Adjusted
  ------------------------------------------         --------------          --------------          --------------
                                                                                (Note 2)
                    Assets

Utility Plant
  Electric                                            $    857,841            $       -               $    857,841
  Gas                                                       92,827                 (32,978)                 59,849
  Other                                                     59,702                    -                     59,702
                                                      ------------            ------------            ------------
     Total                                               1,010,370                 (32,978)                977,392
  Accumulated provision for depreciation                  (364,448)                 13,524                (350,924)
  Nuclear fuel - net                                          -                       -                       -
                                                      ------------            ------------            ------------
     Net Utility Plant                                     645,922                 (19,454)                626,468


Current Assets                                              65,131                  18,219                  83,350


Other Assets                                                49,829                    (991)                 48,838
                                                      ------------            ------------            ------------

Total Assets                                          $    760,882            $     (2,226)           $    758,656
                                                      ============            ============            ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $    316,153            $       -               $    316,153
  Cumulative preferred stock and premium                      -                       -                       -
  Long-term debt                                           213,235                    -                    213,235
                                                      ------------            ------------            ------------
     Total Capitalization                                  529,388                    -                    529,388


Current Liabilities
  Current portion of long-term debt                           -                       -                       -
  Short-term debt                                           31,600                    -                     31,600
  Other                                                     43,407                    -                     43,407
                                                      ------------            ------------            ------------
     Total Current Liabilities                              75,007                    -                     75,007


Other Liabilities                                          156,487                  (2,226)                154,261
                                                      ------------            ------------            ------------

Total Capitalization and Liabilities                  $    760,882            $     (2,226)           $    758,656
                                                      ============            ============            ============


See accompanying notes to unaudited pro forma combined condensed financial statements.











                               WISCONSIN ENERGY COMPANY *                      FORM 10-Q

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 1995

                                     (In thousands)



                                                                                                       Adjusted
                                                          WE             NSP-WI        Pro Forma       Pro Forma
           Pro Forma Balance Sheet                     Pro Forma      As Adjusted     Adjustments      Combined
  ------------------------------------------         --------------  --------------  --------------  --------------
                                                      (See Page 5)    (See Page 6)      (Note 3)
                    Assets

Utility Plant
  Electric                                            $  4,561,160    $    857,841    $       -       $  5,419,001
  Gas                                                      482,399          59,849            -            542,248
  Other                                                     39,937          59,702            -             99,639
                                                      ------------    ------------    ------------    ------------
     Total                                               5,083,496         977,392            -          6,060,888
  Accumulated provision for depreciation                (2,257,255)       (350,924)           -         (2,608,179)
  Nuclear fuel - net                                        52,676            -               -             52,676
                                                      ------------    ------------    -------------   ------------
     Net Utility Plant                                   2,878,917         626,468            -          3,505,385


Current Assets                                             462,698          83,350            -            546,048


Other Assets                                               877,470          48,838        (137,702)        788,606
                                                      ------------    ------------    ------------    ------------

Total Assets                                          $  4,219,085    $    758,656    $   (137,702)   $  4,840,039
                                                      ============    ============    ============    ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $  1,669,606    $    316,153    $       -       $  1,985,759
  Cumulative preferred stock and premium                    30,451            -               -             30,451
  Long-term debt                                         1,224,249         213,235            -          1,437,484
                                                      ------------    ------------    ------------    ------------
     Total Capitalization                                2,924,306         529,388            -          3,453,694


Current Liabilities
  Current portion of long-term debt                         50,828            -               -             50,828
  Short-term debt                                          187,780          31,600            -            219,380
  Other                                                    188,173          43,407            -            231,580
                                                      ------------    ------------    ------------    ------------
     Total Current Liabilities                             426,781          75,007            -            501,788


Other Liabilities                                          867,998         154,261        (137,702)        884,557
                                                      ------------    ------------    ------------    ------------

Total Capitalization and Liabilities                  $  4,219,085    $    758,656    $   (137,702)   $  4,840,039
                                                      ============    ============    ============    ============


See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the business combinations, WE will be renamed Wisconsin Energy Company.









                                                                               FORM 10-Q


                          WISCONSIN ENERGY COMPANY *

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       9 MONTHS ENDED SEPTEMBER 30, 1995

                                (In thousands)


                                         WE          WN         WE         NSP-WI    Pro Forma   Pro Forma
                                    As Reported As Reported  Pro Forma  As Reported Adjustments  Combined
                                    ----------- ----------- ----------- ----------- ----------- -----------
Utility Operating Revenues
  Electric                          $ 1,076,921 $      -    $ 1,076,921 $   283,744 $      -    $ 1,360,665
  Gas                                      -        215,701     215,701      51,420        -        267,121
  Steam                                  10,006        -         10,006        -           -         10,006
                                    ----------- ----------- ----------- ----------- ----------- -----------
       Total Operating Revenues       1,086,927     215,701   1,302,628     335,164        -      1,637,792

Utility Operating Expenses
  Electric Production - Fuel
    and Purchased Power                 261,336        -        261,336     136,546        -        397,882
  Cost of Gas Sold
    and Transported                        -        129,815     129,815      35,792        -        165,607
  Other Operation                       258,781      39,791     298,572      58,610        -        357,182
  Maintenance                            78,734       3,797      82,531      14,425        -         96,956
  Depreciation and Amortization         123,683      13,210     136,893      24,539        -        161,432
  Taxes Other Than Income Taxes          51,363       4,386      55,749      10,455        -         66,204
  Income Taxes                           92,495       7,113      99,608      15,973        -        115,581
                                    ----------- ----------- ----------- ----------- ----------- -----------
       Total Operating Expenses         866,392     198,112   1,064,504     296,340        -      1,360,844
                                    ----------- ----------- ----------- ----------- ----------- -----------

Utility Operating Income                220,535      17,589     238,124      38,824        -        276,948

Other Income (Expense)                   18,119        (761)     17,358       1,092        -         18,450
                                    ----------- ----------- ----------- ----------- ----------- -----------

Income Before Interest Charges
  and Preferred Dividends               238,654      16,828     255,482      39,916        -        295,398

Interest Charges                         77,020       5,511      82,531      14,448        -         96,979
                                    ----------- ----------- ----------- ----------- ----------- -----------

Net Income                              161,634      11,317     172,951      25,468        -        198,419

Preferred Dividend
  Stock Requirement                         902        -            902        -           -            902
                                    ----------- ----------- ----------- ----------- ----------- -----------

Earnings Available
  for Common Stockholder            $   160,732 $    11,317 $   172,049 $    25,468 $      -    $   197,517
                                    =========== =========== =========== =========== =========== ===========


See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the business combinations, WE will be renamed Wisconsin Energy Company.












                                                                               FORM 10-Q


                          WISCONSIN ENERGY COMPANY *

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                       9 MONTHS ENDED SEPTEMBER 30, 1994

                                (In thousands)


                                         WE          WN         WE         NSP-WI    Pro Forma   Pro Forma
                                    As Reported As Reported  Pro Forma  As Reported Adjustments  Combined
                                    ----------- ----------- ----------- ----------- ----------- -----------
Utility Operating Revenues
  Electric                          $ 1,056,249 $      -    $ 1,056,249 $   281,031 $      -    $ 1,337,280
  Gas                                      -        243,644     243,644      54,177        -        297,821
  Steam                                  10,640        -         10,640        -           -         10,640
                                    ----------- ----------- ----------- ----------- ----------- -----------
       Total Operating Revenues       1,066,889     243,644   1,310,533     335,208        -      1,645,741

Utility Operating Expenses
  Electric Production - Fuel
    and Purchased Power                 250,378        -        250,378     135,237        -        385,615
  Cost of Gas Sold
    and Transported                        -        151,587     151,587      39,051        -        190,638
  Other Operation                       262,993      43,867     306,860      59,964        -        366,824
  Maintenance                            88,681       4,848      93,529      15,827        -        109,356
  Revitalization                         63,500      10,400      73,900        -           -         73,900
  Depreciation and Amortization         119,740      12,560     132,300      22,821        -        155,121
  Taxes Other Than Income Taxes          54,081       4,904      58,985      10,252        -         69,237
  Income Taxes                           61,190       3,266      64,456      13,099        -         77,555
                                    ----------- ----------- ----------- ----------- ----------- -----------
       Total Operating Expenses         900,563     231,432   1,131,995     296,251        -      1,428,246
                                    ----------- ----------- ----------- ----------- ----------- -----------

Utility Operating Income                166,326      12,212     178,538      38,957        -        217,495

Other Income (Expense)                   17,784         229      18,013       1,047        -         19,060
                                    ----------- ----------- ----------- ----------- ----------- -----------

Income Before Interest Charges
  and Preferred Dividends               184,110      12,441     196,551      40,004        -        236,555

Interest Charges                         73,296       5,812      79,108      13,362        -         92,470
                                    ----------- ----------- ----------- ----------- ----------- -----------

Net Income                              110,814       6,629     117,443      26,642        -        144,085

Preferred Dividend
  Stock Requirement                       1,050        -          1,050        -           -          1,050
                                    ----------- ----------- ----------- ----------- ----------- -----------

Earnings Available
  for Common Stockholder            $   109,764 $     6,629 $   116,393 $    26,642 $      -    $   143,035
                                    =========== =========== =========== =========== =========== ===========


See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the business combinations, WE will be renamed Wisconsin Energy Company.











                                                                               FORM 10-Q


                          WISCONSIN ENERGY COMPANY *

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                      12 MONTHS ENDED SEPTEMBER 30, 1995

                                (In thousands)


                                         WE          WN         WE         NSP-WI    Pro Forma   Pro Forma
                                    As Reported As Reported  Pro Forma  As Reported Adjustments  Combined
                                    ----------- ----------- ----------- ----------- ----------- -----------
Utility Operating Revenues
  Electric                          $ 1,424,234 $       -   $ 1,424,234 $   377,490 $       -   $ 1,801,724
  Gas                                       -       296,406     296,406      73,957         -       370,363
  Steam                                  13,647         -        13,647         -           -        13,647
                                    ----------- ----------- ----------- ----------- ----------- -----------
       Total Operating Revenues       1,437,881     296,406   1,734,287     451,447         -     2,185,734

Utility Operating Expenses
  Electric Production - Fuel
    and Purchased Power                 339,443         -       339,443     180,868         -       520,311
  Cost of Gas Sold
    and Transported                         -       177,739     177,739      50,224         -       227,963
  Other Operation                       340,553      50,170     390,723      76,603         -       467,326
  Maintenance                           108,191       5,413     113,604      20,983         -       134,587
  Depreciation and Amortization         164,701      17,506     182,207      32,454         -       214,661
  Taxes Other Than Income Taxes          67,438       5,361      72,799      13,914         -        86,713
  Income Taxes                          122,788      12,125     134,913      21,951         -       156,864
                                    ----------- ----------- ----------- ----------- ----------- -----------
       Total Operating Expenses       1,143,114     268,314   1,411,428     396,997         -     1,808,425
                                    ----------- ----------- ----------- ----------- ----------- -----------

Utility Operating Income                294,767      28,092     322,859      54,450         -       377,309

Other Income (Expense)                   25,551        (872)     24,679       1,580         -        26,259
                                    ----------- ----------- ----------- ----------- ----------- -----------

Income Before Interest Charges
  and Preferred Dividends               320,318      27,220     347,538      56,030         -       403,568

Interest Charges                        102,553       7,723     110,276      18,660         -       128,936
                                    ----------- ----------- ----------- ----------- ----------- -----------

Net Income                              217,765      19,497     237,262      37,370         -       274,632

Preferred Dividend
  Stock Requirement                       1,203         -         1,203         -           -         1,203
                                    ----------- ----------- ----------- ----------- ----------- -----------

Earnings Available
  for Common Stockholder            $   216,562 $    19,497 $   236,059 $    37,370 $       -   $   273,429
                                    =========== =========== =========== =========== =========== ===========


See accompanying notes to unaudited pro forma combined condensed financial statements.

* In connection with the business combinations, WE will be renamed Wisconsin Energy Company.












                                                                     FORM 10-Q

                          WISCONSIN ENERGY COMPANY *
           ---------------------------------------------------------

     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. The pro forma combined condensed financial statements reflect the previously planned merger by WEC of WN into WE to form a single combined utility subsidiary. Completion of the planned merger is expected to occur by January 1, 1996.

   As previously reported, on April 28, 1995, WEC, WE's parent company, and NSP entered into a Merger Agreement, which was amended and restated as of July 26, 1995. The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy. Primergy will be the parent company of NSP, WE (which will be renamed Wisconsin Energy Company) and the other subsidiaries of WEC and NSP. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination late in 1996.

   As part of this proposed merger, the pro forma combined condensed financial statements reflect the merger of NSP-WI, currently a wholly owned subsidiary of NSP, into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire certain gas utility assets in LaCrosse and Hudson, Wisconsin from NSP-WI.

2. A pro forma adjustment has been made in the NSP-WI Unaudited Pro Forma Condensed Balance Sheet at September 30, 1995 to reflect the sale at net book value of the gas utility assets and liabilities of NSP-WI divisions in LaCrosse and Hudson, Wisconsin to New NSP.

3. A pro forma adjustment has been made in the Wisconsin Energy Company Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1995 to conform the presentation of noncurrent deferred income taxes into one net amount. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.

4. Pro forma income statement amounts for Wisconsin Energy Company do not reflect the transfer of the LaCrosse and Hudson divisions by NSP-WI to New NSP. The revenues related to those divisions for the twelve months ended September 30, 1995 and for the nine months ended September 30, 1995 and 1994 were $26,822,000, $20,721,000 and
   $21,927,000, respectively. The amount of related expenses have not been quantified.

5. Intercompany transactions (including purchased power and exchanged power transactions) between WE and NSP-WI during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

* In connection with the business combinations, WE will be renamed Wisconsin Energy Company.

                                                                     FORM 10-Q

                          WISCONSIN ENERGY COMPANY *
             ----------------------------------------------------

 NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS (Cont'd)


6. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the transactions contemplated by the Merger Agreement, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval.
   Transaction costs are currently estimated to be approximately
   $30,000,000 (including fees for financial advisors, attorneys, accountants, consultants, filings and printing). None of these estimated cost savings, the costs to achieve such savings, or transaction costs have been reflected in the pro forma combined condensed financial statements.







































* In connection with the business combinations, WE will be renamed Wisconsin Energy Company.

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following Exhibit is filed with this report:

     Exhibit No.

      (27)-1 Wisconsin Electric Power Company ("WE") Financial Data Schedule for the nine months ended September 30, 1995.

     The following Exhibits are incorporated herein by reference:

      (2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation ("WEC"), Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619.)

      (2)-2 Plan and Agreement of Merger, dated June 30, 1994, by and between WE and WN. (Appendix A to WE's Proxy Statement dated October 31, 1994, in File No. 1-1245.)

      (99)-1 Audited Financial Statements of WN at December 31, 1994 and 1993 and for each of the three years in the period ended
              December 31, 1994. (Item 8 of WN's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 2-2066.)

      (99)-2  Unaudited Interim Financial Statements of WN at
              September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994. (Item 1 in Part I of WN's Quarterly Report on Form 10-Q for the Quarter ended
              September 30, 1995, File No. 2-2066.)

      (99)-3 Audited Financial Statements of NSP-WI at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994. (Item 8 of NSP-WI's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 10-3140.)

      (99)-4  Unaudited Interim Financial Statements of NSP-WI at
              September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994. (Item 1 in Part I of NSP-WI's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, File No. 10-3140.)

      (99)-5 Wisconsin Energy Company unaudited pro forma combined condensed statements of income for each of the three years in the period ended December 31, 1994. (Included in WE's Current Report on Form 8-K dated as of August 25, 1995.)

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------
                     PART II -  OTHER INFORMATION (Cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Cont'd)

(b)  Reports on Form 8-K:

A Current Report on Form 8-K, dated as of August 25, 1995, was filed on August 25, 1995 to file financial statements of WN and NSP-WI and pro forma financial information with respect to the proposed mergers of WN and NSP-WI into WE and to report certain other recent developments under Items 5 and 7 of Form 8-K.

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




                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)





                                      /s/ R. R. Grigg, Jr.
                                      --------------------------------------
Date:    November 10, 1995            R. R. Grigg, Jr., President and Chief
                                         Operating Officer




                                      /s/ A. K. Klisurich
                                      --------------------------------------
Date:    November 10, 1995            A. K. Klisurich, Controller - Chief
                                         Accounting Officer

                       WISCONSIN ELECTRIC POWER COMPANY
                      ----------------------------------

                                 EXHIBIT INDEX

                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1995


Exhibit
Number
-------

The following Exhibit is filed with this report:

 (27)-1 Wisconsin Electric Power Company ("WE" or "Wisconsin Electric") Financial Data Schedule for the nine months ended September 30, 1995.

The following Exhibits are incorporated herein by reference:

 (2)-1 Amended and Restated Agreement and Plan of Merger, dated as of April 28, 1995, as amended and restated as of July 26, 1995, by and among Northern States Power Company, Wisconsin Energy Corporation ("WEC"), Northern Power Wisconsin Corp. and WEC Sub Corp. (Exhibit (2)-1 to WEC's Registration Statement on Form S-4 filed on August 7, 1995, Registration No. 33-61619.)

 (2)-2 Plan and Agreement of Merger, dated June 30, 1994, by and between WE and WN. (Appendix A to WE's Proxy Statement dated October 31, 1994, in File No. 1-1245.)

 (99)-1 Audited Financial Statements of WN at December 31, 1994 and 1993 and for each of the three years in the period ended
         December 31, 1994. (Item 8 of WN's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 2-2066.)

 (99)-2  Unaudited Interim Financial Statements of WN at
         September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994. (Item 1 in Part I of WN's Quarterly Report on Form 10-Q for the Quarter ended
         September 30, 1995, File No. 2-2066.)

 (99)-3 Audited Financial Statements of NSP-WI at December 31, 1994 and 1993 and for each of the three years in the period ended
         December 31, 1994. (Item 8 of NSP-WI's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 10-3140.)

 (99)-4  Unaudited Interim Financial Statements of NSP-WI at
         September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994. (Item 1 in Part I of
         NSP-WI's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, File No. 10-3140.)

 (99)-5 Wisconsin Energy Company unaudited pro forma combined condensed statements of income for each of the three years in the period ended December 31, 1994. (Included in WE's Current Report on Form 8-K dated as of August 25, 1995.)