Form 10-Q
period 1996-06-30
WISCONSIN ELECTRIC POWER CO
filed 1996-08-14
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 1996):

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

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

ITEM                                                               PAGE

   Introduction . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                        PART I - FINANCIAL INFORMATION
1. Financial Statements:

   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement . . . . . . . . . . .   3
      Consolidated Condensed Balance Sheet. . . . . . . . . . . . .   4
      Consolidated Statement of Cash Flows. . . . . . . . . . . . .   5

   Wisconsin Electric Power Company
      Condensed Income Statement. . . . . . . . . . . . . . . . . .   6
      Condensed Balance Sheet . . . . . . . . . . . . . . . . . . .   7
      Statement of Cash Flows . . . . . . . . . . . . . . . . . . .   8

   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .   9

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .  11

                          PART II - OTHER INFORMATION
1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  19
4. Submission of Matters to a Vote of Security Holders. . . . . . .  21
5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  22
6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  32
   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  34


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

                                                                                                                        FORM 10-Q
                              WISCONSIN ENERGY CORPORATION
                            WISCONSIN ELECTRIC POWER COMPANY
                        ----------------------------------------
                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 WISCONSIN ENERGY CORPORATION

                            CONSOLIDATED CONDENSED INCOME STATEMENT

                                        (Unaudited)
                                                 Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                              -------------------------      -------------------------
                                                 1996           1995            1996           1995
                                              ----------     ----------      ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 334,337      $ 347,277       $ 685,161      $ 691,196
  Gas                                            64,880         55,175         202,896        176,275
  Steam                                           2,469          2,641           9,086          8,744
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    401,686        405,093         897,143        876,215

Operating Expenses
  Fuel                                           71,265         71,611         147,058        139,430
  Purchased power                                 6,381          8,130          12,145         27,206
  Cost of gas sold                               40,199         32,536         125,791        105,339
  Other operation expenses                       92,875         97,859         198,251        195,619
  Maintenance                                    24,973         30,840          51,080         59,212
  Depreciation                                   50,896         45,436         103,201         90,148
  Taxes other than income taxes                  19,249         17,158          40,096         36,537
  Federal income tax                             21,656         23,376          52,284         53,011
  State income tax                                5,117          5,528          12,275         12,628
  Deferred income taxes - net                     1,814          1,530           3,676          1,906
  Investment tax credit - net                    (1,121)        (1,759)         (2,241)        (2,241)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    333,304        332,245         743,616        718,795

Operating Income                                 68,382         72,848         153,527        157,420

Other Income and Deductions
  Interest income                                 4,824          4,153          10,790          7,767
  Allowance for other funds used
    during construction                             526            829           1,132          1,654
  Miscellaneous - net                            (2,151)         1,513          (4,077)         2,863
  Income taxes                                      452              2             899            307
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             3,651          6,497           8,744         12,591

Income Before Interest Charges and
  Preferred Dividend                             72,033         79,345         162,271        170,011

Interest Charges
  Interest expense                               27,550         28,658          55,857         57,730
  Allowance for borrowed funds used
    during construction                          (1,371)        (1,209)         (2,545)        (2,450)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       26,179         27,449          53,312         55,280

Preferred Dividend Requirement of Subsidiary        300            301             601            602
                                              ----------     ----------      ----------     ----------
Net Income                                    $  45,554      $  51,595       $ 108,358      $ 114,129
                                              ==========     ==========      ==========     ==========
Average Common Shares Outstanding (Thousands)   110,819        109,569         110,819        109,352

Earnings Per Share of Common Stock            $    0.41      $    0.47       $    0.98      $    1.04

Dividends Per Share of Common Stock           $    0.38      $  0.3675       $  0.7475      $    0.72

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.
                                          - 3 -

                                                                                                                        FORM 10-Q

                          WISCONSIN ENERGY CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (Unaudited)

                                                      June 30, 1996               December 31, 1995
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,587,277                  $  4,531,404
  Gas                                                        488,932                       489,739
  Steam                                                       40,371                        40,078
  Accumulated provision for depreciation                  (2,352,336)                   (2,288,080)
                                                        -------------                 -------------
                                                           2,764,244                     2,773,141
  Construction work in progress                               90,433                        78,153
  Nuclear fuel - net                                          59,203                        59,260
                                                        -------------                 -------------
     Net Utility Plant                                     2,913,880                     2,910,554

Other Property and Investments                               654,226                       637,958

Current Assets
  Cash and cash equivalents                                   14,095                        23,626
  Accounts receivable                                        146,809                       150,149
  Accrued utility revenues                                    96,868                       140,201
  Materials, supplies and fossil fuel                        151,438                       153,713
  Prepayments and other assets                                78,162                        63,830
                                                        -------------                 -------------
     Total Current Assets                                    487,372                       531,519

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          145,842                       140,844
  Other                                                      351,100                       339,860
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 496,942                       480,704
                                                        -------------                 -------------
Total Assets                                            $  4,552,420                  $  4,560,735
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    678,017                  $    678,017
  Retained earnings                                        1,218,769                     1,193,248
                                                        -------------                 -------------
     Total Common Stock Equity                             1,896,786                     1,871,265
  Preferred stock                                             30,450                        30,451
  Long-term debt                                           1,359,113                     1,367,644
                                                        -------------                 -------------
     Total Capitalization                                  3,286,349                     3,269,360

Current Liabilities
  Long-term debt due currently                                32,527                        51,854
  Short-term debt                                            147,181                       156,919
  Accounts payable                                            83,894                       108,508
  Accrued liabilities                                         72,081                        68,634
  Other                                                       45,903                        50,191
                                                        -------------                 -------------
     Total Current Liabilities                               381,586                       436,106

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          495,232                       483,410
  Other                                                      389,253                       371,859
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            884,485                       855,269
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,552,420                  $  4,560,735
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.

                                                                                                                        FORM 10-Q


                          WISCONSIN ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                     Six Months Ended June 30
                                                              --------------------------------------
                                                                 1996                        1995
                                                              ----------                  ----------
                                                                      (Thousands of Dollars)
Operating Activities
  Net income                                                  $ 108,358                   $ 114,129
  Reconciliation to cash
    Depreciation                                                103,201                      90,148
    Nuclear fuel expense - amortization                          11,864                      11,129
    Conservation expense - amortization                          11,249                      10,554
    Debt premium, discount & expense - amortization               5,619                       6,029
    Revitalization - net                                         (1,479)                     (5,447)
    Deferred income taxes - net                                   3,676                       1,906
    Investment tax credit - net                                  (2,241)                     (2,241)
    Allowance for other funds used during construction           (1,132)                     (1,654)
    Change in: Accounts receivable                                3,340                      (9,949)
               Inventories                                        2,275                       3,626
               Accounts payable                                 (24,614)                    (21,756)
               Other current assets                              29,001                       7,869
               Other current liabilities                           (841)                     15,222
    Other                                                        11,533                       5,235
                                                              ----------                  ----------
Cash Provided by Operating Activities                           259,809                     224,800

Investing Activities
  Construction expenditures                                    (129,055)                   (118,865)
  Allowance for borrowed funds used during construction          (2,545)                     (2,450)
  Nuclear fuel                                                   (9,309)                    (12,627)
  Nuclear decommissioning trust                                 (15,231)                     (5,102)
  Conservation investments - net                                    285                       2,312
  Other                                                           7,604                      (6,085)
                                                              ----------                  ----------
Cash Used in Investing Activities                              (148,251)                   (142,817)

Financing Activities
  Sale of common stock                                              -                        24,215
  Retirement of preferred stock                                      (1)                        -
  Sale of long-term debt                                         12,838                      11,960
  Retirement of long-term debt                                  (41,351)                    (22,818)
  Change in short-term debt                                      (9,738)                    (11,234)
  Dividends on stock - common                                   (82,837)                    (78,658)
                                                              ----------                  ----------
Cash Used in Financing Activities                              (121,089)                    (76,535)
                                                              ----------                  ----------
Change in Cash and Cash Equivalents                           $  (9,531)                  $   5,448
                                                              ==========                  ==========

Supplemental Information Disclosures
  Cash Paid for
    Interest (net of amount capitalized)                      $  48,325                   $  50,418
    Income taxes                                                 75,493                      82,965




The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.










                                                                                                                        FORM 10-Q


                        WISCONSIN ELECTRIC POWER COMPANY

                           CONDENSED INCOME STATEMENT

                                  (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                              -------------------------      -------------------------
                                                 1996           1995            1996           1995
                                              ----------     ----------      ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 334,337      $ 347,277       $ 685,161      $ 691,196
  Gas                                            64,880         55,175         202,896        176,275
  Steam                                           2,469          2,641           9,086          8,744
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    401,686        405,093         897,143        876,215

Operating Expenses
  Fuel                                           71,265         71,611         147,058        139,430
  Purchased power                                 6,381          8,130          12,145         27,206
  Cost of gas sold                               40,199         32,536         125,791        105,339
  Other operation expenses                       92,875         97,859         198,251        195,619
  Maintenance                                    24,973         30,840          51,080         59,212
  Depreciation                                   50,896         45,436         103,201         90,148
  Taxes other than income taxes                  19,249         17,158          40,096         36,537
  Federal income tax                             21,656         23,376          52,284         53,011
  State income tax                                5,117          5,528          12,275         12,628
  Deferred income taxes - net                     1,814          1,530           3,676          1,906
  Investment tax credit - net                    (1,121)        (1,759)         (2,241)        (2,241)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    333,304        332,245         743,616        718,795

Operating Income                                 68,382         72,848         153,527        157,420

Other Income and Deductions
  Interest income                                 3,846          3,134           8,694          5,704
  Allowance for other funds used
    during construction                             526            829           1,132          1,654
  Miscellaneous - net                            (1,138)         2,798          (2,385)         5,480
  Income taxes                                     (204)          (781)           (447)        (1,165)
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             3,030          5,980           6,994         11,673

Income Before Interest Charges                   71,412         78,828         160,521        169,093

Interest Charges
  Interest expense                               26,500         27,746          53,941         56,055
  Allowance for borrowed funds used
    during construction                            (294)          (468)           (630)          (934)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       26,206         27,278          53,311         55,121
                                              ----------     ----------      ----------     ----------
Net Income                                       45,206         51,550         107,210        113,972

Preferred Stock Dividend Requirement                300            301             601            602
                                              ----------     ----------      ----------     ----------
Earnings Available for Common Stockholder     $  44,906      $  51,249       $ 106,609      $ 113,370
                                              ==========     ==========      ==========     ==========

Note - Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric
       Power Company's common stock is owned by Wisconsin Energy Corporation.


The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.







                                                                                                                        FORM 10-Q

                      WISCONSIN ELECTRIC POWER COMPANY

                           CONDENSED BALANCE SHEET

                                 (Unaudited)

                                                      June 30, 1996               December 31, 1995
                                                    -----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,587,277                  $  4,531,404
  Gas                                                        488,932                       489,739
  Steam                                                       40,371                        40,078
  Accumulated provision for depreciation                  (2,352,336)                   (2,288,080)
                                                        -------------                 -------------
                                                           2,764,244                     2,773,141
  Construction work in progress                               90,433                        78,153
  Nuclear fuel - net                                          59,203                        59,260
                                                        -------------                 -------------
     Net Utility Plant                                     2,913,880                     2,910,554

Other Property and Investments                               439,182                       427,627

Current Assets
  Cash and cash equivalents                                   11,207                        19,550
  Accounts receivable                                        142,126                       144,476
  Accrued utility revenues                                    96,868                       140,201
  Materials, supplies and fossil fuel                        151,438                       153,713
  Prepayments and other assets                                72,121                        59,784
                                                        -------------                 -------------
     Total Current Assets                                    473,760                       517,724

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          141,579                       136,581
  Other                                                      330,981                       326,438
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 472,560                       463,019
                                                        -------------                 -------------
Total Assets                                            $  4,299,382                  $  4,318,924
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    613,582                  $    613,582
  Retained earnings                                        1,106,659                     1,082,983
                                                        -------------                 -------------
     Total Common Stock Equity                             1,720,241                     1,696,565
  Preferred stock                                             30,450                        30,451
  Long-term debt                                           1,317,113                     1,325,169
                                                        -------------                 -------------
     Total Capitalization                                  3,067,804                     3,052,185

Current Liabilities
  Long-term debt due currently                                32,052                        51,419
  Short-term debt                                            130,297                       150,694
  Accounts payable                                            83,134                       107,115
  Accrued liabilities                                         70,231                        66,694
  Other                                                       44,573                        48,762
                                                        -------------                 -------------
     Total Current Liabilities                               360,287                       424,684

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          491,650                       479,828
  Other                                                      379,641                       362,227
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            871,291                       842,055
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,299,382                  $  4,318,924
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.

                                                                                                                        FORM 10-Q


                      WISCONSIN ELECTRIC POWER COMPANY

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                                                     Six Months Ended June 30
                                                              --------------------------------------
                                                                 1996                        1995
                                                              ----------                  ----------
                                                                      (Thousands of Dollars)
Operating Activities
  Net income                                                  $ 107,210                   $ 113,972
  Reconciliation to cash
    Depreciation                                                103,201                      90,148
    Nuclear fuel expense - amortization                          11,864                      11,129
    Conservation expense - amortization                          11,249                      10,554
    Debt premium, discount & expense - amortization               5,596                       6,012
    Revitalization - net                                         (1,479)                     (5,447)
    Deferred income taxes - net                                   3,676                       1,906
    Investment tax credit - net                                  (2,241)                     (2,241)
    Allowance for other funds used during construction           (1,132)                     (1,654)
    Change in: Accounts receivable                                2,350                     (10,027)
               Inventories                                        2,275                       3,626
               Accounts payable                                 (23,981)                    (20,954)
               Other current assets                              30,996                       8,709
               Other current liabilities                           (652)                     18,351
    Other                                                        12,037                       5,008
                                                              ----------                  ----------
Cash Provided by Operating Activities                           260,969                     229,092

Investing Activities
  Construction expenditures                                    (110,847)                   (112,830)
  Allowance for borrowed funds used during construction            (630)                       (934)
  Nuclear fuel                                                   (9,309)                    (12,627)
  Nuclear decommissioning trust                                 (15,231)                     (5,102)
  Conservation investments - net                                    285                       2,312
  Other                                                          (1,570)                     (4,429)
                                                              ----------                  ----------
Cash Used in Investing Activities                              (137,302)                   (133,610)

Financing Activities
  Stockholder contribution                                          -                        30,000
  Retirement of preferred stock                                      (1)                        -
  Sale of long-term debt                                         12,838                      11,960
  Retirement of long-term debt                                  (40,916)                    (22,423)
  Change in short-term debt                                     (20,397)                    (30,319)
  Dividends on stock - common                                   (82,933)                    (78,664)
                     - preferred                                   (601)                       (602)
                                                              ----------                  ----------
Cash Used in Financing Activities                              (132,010)                    (90,048)
                                                              ----------                  ----------
Change in Cash and Cash Equivalents                           $  (8,343)                  $   5,434
                                                              ==========                  ==========

Supplemental Information Disclosures
  Cash Paid for
    Interest (net of amount capitalized)                      $  48,153                   $  50,421
    Income taxes                                                 75,196                      82,454



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










                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("WEC") and unaudited financial statements for Wisconsin Electric Power Company ("WE") should be read in conjunction with WEC's and WE's respective 1995 Annual Reports on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the three months and the six months ended June 30, 1996 are not, however, necessarily indicative of the results which may be expected for the year 1996 because of seasonal and other factors.


2. On May 16, 1996, WE, the utility subsidiary of WEC, received a written order from the Public Service Commission of Wisconsin ("PSCW") approving replacement of the Unit 2 steam generators at Point Beach Nuclear Plant ("Point Beach") and reaffirming the PSCW's prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry cask storage of spent nuclear fuel at Point Beach. The steam generators are scheduled to be replaced during the fall refueling outage beginning in October 1996. WE resumed transfer of spent fuel to the ISFSI upon receipt of the May 16, 1996 order. During welding operations on the third cask, hydrogen gas was ignited within the cask. Loading has been halted until actions are implemented to prevent reoccurrence of such an event and until the Nuclear Regulatory Commission ("NRC") has reviewed and accepted such actions. The NRC has conducted an investigation of the event and has identified certain deficiencies which WE expects will result in enforcement action, including possible civil penalties. WE plans to load at least one additional cask with spent fuel before the end of 1996. In August 1996, intervenors in the proceeding filed a petition for judicial review of the PSCW's May 16, 1996 order, seeking reversal of the order. WE intends to fully participate in the judicial review proceeding and to vigorously oppose the petition.
    ITEM 5. OTHER INFORMATION - "POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE FACILITY" in Part II of this report contains further information.


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

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                  (Unaudited)


3.  (Cont'd)

    The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. The goal of WEC and NSP is to receive approvals from all regulatory authorities by the end of 1996. However, unless WEC and NSP are able to settle pending issues with the PSCW and the Minnesota Public Utilities Commission prior to the end of current hearing schedules, all necessary regulatory approvals for the Transaction may not be obtained until the first quarter of 1997, which may delay consummation of the Transaction into the first quarter of 1997.
    ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction including selected unaudited pro forma combined condensed financial information.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of June 30, 1996, approximately 95% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled approximately $260 million during the six months ended June 30, 1996. This compares to approximately $225 million provided during the same period in 1995. WEC's consolidated net investing activities totaled $148 million for the six months ended June 30, 1996 compared to approximately $143 million during the same period in 1995. Investments during the first half of 1996 included $129 million for the construction of new or improved facilities of which approximately $111 million was for a number of projects related to utility plant and $18 million was for non-utility projects. Additional investments included $9 million for acquisition of nuclear fuel and $15 million for the Nuclear Decommissioning Trust Fund ("Fund") for the eventual decommissioning of WE's Point Beach Nuclear Plant. WEC's non-utility subsidiaries received proceeds of $9 million on the disposition of various investments as part of Other Investing activities.

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

During the first half of 1996, WEC used $121 million for financing activities compared to approximately $77 million during the first half of 1995. Financing activities during the first six months of 1996 included the retirement of $30 million of 4-1/2% WE first mortgage bonds, financed through the issuance of additional short-term borrowings.

During the six months ended June 30, 1996, there were no new issuances of WEC common stock. Previously, WEC issued new shares which were purchased through the Company's stock plans with cash investments and reinvested dividends. WEC began purchasing shares required for these plans on the open market as of January 1, 1996. However, WEC is reviewing resumption in September 1996 of the issuance of new shares for purchase through the Company's stock plans.

Capital requirements for the remainder of 1996 are expected to be principally for construction expenditures and payments to the Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met through internal sources of funds from operations and short-term borrowings. However, WE may issue up to $200 million of additional long-term debt in a public offering in late 1996. The specific form, amount and timing of debt securities which may be issued have not yet been determined and will depend on market conditions and other factors.


RESULTS OF OPERATIONS

1996 SECOND QUARTER

Earnings

During the second quarter of 1996, WEC's consolidated net income and earnings per share of common stock were $45.6 million and $0.41, respectively, compared to $51.6 million and $0.47, respectively, during the second quarter of 1995. As described below, earnings decreased primarily because revenue rate decreases and increases in certain Operating Expenses more than offset the favorable impact of increased 1996 electric kilowatt-hour sales and gas therm deliveries as well as decreased Interest Expense.

Electric Revenues, Gross Margins and Sales

Primarily as a result of annualized electric retail rate decreases effective January 1, 1996 of approximately $33.4 million or 2.75% in Wisconsin and $1.1 million or 3.3% in Michigan, total Electric Operating Revenues decreased by 3.7% or $12.9 million during the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Also contributing to the 1996 decrease in Electric Operating Revenues were the effects of renegotiated contracts effective in 1996 with various wholesale customers and with the Empire and Tilden iron ore mines (the "Mines"), WE's two largest retail customers, and the continued reduction in sales to WPPI, WE's largest municipal power

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


1996 SECOND QUARTER RESULTS OF OPERATIONS (Cont'd)

customer. The renegotiated contracts contain discounts from previous rates charged to these customers in exchange for contract extensions. WPPI has been reducing its purchases from WE subsequent to acquiring generating capacity in 1990, 1993 and 1996. A second quarter 1996 increase in total electric kilowatt-hour sales of 1.3% was not sufficient to offset the impact on Electric Operating Revenues of the rate decreases, the renegotiated contracts and the reduced sales to WPPI.

==============================================================================
                                           Three Months Ended June 30
                                     ---------------------------------------
Electric Gross Margin ($000)            1996             1995       % Change
- ----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  334,337       $  347,277      (3.7)
  Fuel & Purchased Power                 77,646           79,741      (2.6)
                                     ----------       ----------
  Gross Margin                       $  256,691       $  267,536      (4.1)
==============================================================================

Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) decreased by 4.1% or $10.8 million due to the fact that the lower 1996 Electric Operating Revenues more than offset the favorable effect of lower 1996 Fuel and Purchased Power expenses. Total Fuel expenses declined in 1996 primarily due to lower average coal costs. Between these same comparative periods, Purchased Power expenses decreased as WE substituted lower cost generation for power purchases.

==============================================================================
                                           Three Months Ended June 30
                                     ---------------------------------------
Electric Sales (Megawatt-hours)         1996             1995       % Change
- -------------------------------      ----------       ----------    --------
  Residential                         1,656,649        1,609,772       2.9
  Small Commercial/Industrial         1,737,394        1,702,127       2.1
  Large Commercial/Industrial         2,662,097        2,644,998       0.6
  Other                                 349,725          376,125      (7.0)
                                     ----------       ----------
  Total Retail and Municipal          6,405,865        6,333,022       1.2
  Resale-Utilities                      250,692          240,058       4.4
                                     ----------       ----------
  Total Sales                         6,656,557        6,573,080       1.3
==============================================================================

The increase in total electric sales during the second quarter of 1996 compared to the same period in 1995 was due in part to moderate economic growth in WE's electric service territory somewhat offset by cooler summer weather in 1996. As measured by cooling degree days, the second quarter of

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


1996 SECOND QUARTER RESULTS OF OPERATIONS (Cont'd)

1996 was 39.9% cooler than the same period during 1995 and 8.6% cooler than normal. Electric energy sales to the Mines increased 5.6% or 32,000 megawatt-hours during the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Excluding the Mines, total electric sales increased 0.9% and sales to the remaining Large Commercial/Industrial customers decreased 0.7%.

Gas Revenues, Gross Margins and Sales

Despite an annualized $8.3 million or 2.6% Wisconsin retail gas rate decrease effective January 1, 1996, total Gas Operating Revenues increased by 17.6% or $9.7 million during the second quarter of 1996 compared to the second quarter of 1995. Between the comparative periods, the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased by 9.0% or $2.0 million. A 14.0% increase in total therm deliveries during the second three months of 1996 more than offset the impact of the rate decrease on Gas Operating Revenues and on gross margin.

==============================================================================
                                           Three Months Ended June 30
                                     ---------------------------------------
Gas Gross Margin ($000)                 1996             1995       % Change
- -----------------------              ----------       ----------    --------
  Gas Operating Revenues             $   64,880       $   55,175      17.6
  Cost of Gas Sold                       40,199           32,536      23.6
                                     ----------       ----------
  Gross Margin                       $   24,681       $   22,639       9.0
==============================================================================

The gross margin on Gas Operating Revenues grew primarily because the increased therm deliveries were to Residential and Commercial customers who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes.

==============================================================================
                                           Three Months Ended June 30
                                     ---------------------------------------
Therms Delivered - Thousands            1996             1995       % Change
- ----------------------------         ----------       ----------    --------
  Residential                            59,101           49,845      18.6
  Commercial/Industrial                  37,228           30,652      21.5
  Interruptible                           6,257            5,387      16.1
                                     ----------       ----------
  Total Sales                           102,586           85,884      19.4
  Transported Customer Owned Gas         61,953           58,475       5.9
  Other - Interdepartmental               9,177            8,005      14.6
                                     ----------       ----------
  Total Gas Delivered                   173,716          152,364      14.0
==============================================================================

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


1996 SECOND QUARTER RESULTS OF OPERATIONS (Cont'd)

Natural gas therm deliveries during the second quarter of 1996 compared to the same period in 1995 increased primarily due to colder weather in the second quarter of 1996 and to a lesser extent due to moderate economic growth in WE's gas service territory. As measured by heating degree days, the second quarter of 1996 was 33.8% colder than the same period during 1995 and 24.5% colder than normal. Other - Interdepartmental therm deliveries are to WE facilities, primarily the gas fired peaking generating units at the Paris and Concord Generating Stations, at rates approved by the PSCW.


Operating Expenses

Other Operation Expenses decreased 5.1% or by approximately $5.0 million in the second quarter of 1996 compared to the second quarter of 1995, primarily due to a change in accounting for capitalized conservation expenses in 1996, lower pension and benefit expenses and the timing of certain miscellaneous operating expenses. Maintenance expense decreased 19.0% or by approximately $5.9 million in the second three months of 1996 compared to 1995 in part due to the costs of an unscheduled generating unit outage at Pleasant Prairie Power Plant in 1995. Depreciation expense increased 12.0% or by approximately $5.5 million between the same comparative periods due in part to higher depreciable plant balances and to increased decommissioning expenses during the second three months of 1996. During the second quarter of 1996, Operating Taxes Other Than Income Taxes increased 12.2% or by approximately $2.1 million compared to 1995 primarily due to tax adjustments related to prior periods.

Other Items

During the second quarter of 1996, Miscellaneous - Net Other Income and Deductions decreased by approximately $3.7 million compared to the second quarter of 1995 primarily as a result of the change in accounting for capitalized conservation investments in 1996 noted above. Between the comparative periods, Interest Expense decreased 3.9% or by $1.1 million, reflecting lower average short-term debt balances in 1996.


1996 YEAR-TO-DATE

Earnings

During the first six months of 1996, WEC's consolidated net income and earnings per share of common stock were $108.4 million and $0.98, respectively, compared to $114.1 million and $1.04, respectively, during the first six months of 1995. As described below, earnings decreased primarily because revenue rate decreases and increases in certain Operating Expenses offset the favorable impact of increased 1996 year-to-date electric kilowatt-hour sales and gas therm deliveries, increased Other Interest Income as well as decreased Interest Expense.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

Electric Revenues, Gross Margins and Sales

Primarily as a result of the electric retail rate decreases effective
January 1, 1996 noted above, total Electric Operating Revenues decreased by 0.9% or $6.0 million during the first half of 1996 compared to the first half of 1995. Also contributing to the 1996 decrease in Electric Operating Revenues were the effects of the renegotiated contracts and the reduction in sales to WPPI noted above. A 1996 year-to-date increase in total electric kilowatt-hour sales of 3.3% was not sufficient to offset the impact on Electric Operating Revenues of the rate decreases, the renegotiated contracts and the reduced sales to WPPI.

==============================================================================
                                            Six Months Ended June 30
                                     ---------------------------------------
Electric Gross Margin ($000)            1996             1995       % Change
- ----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  685,161       $  691,196      (0.9)
  Fuel & Purchased Power                159,203          166,636      (4.5)
                                     ----------       ----------
  Gross Margin                       $  525,958       $  524,560       2.7
==============================================================================

Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) increased by 2.7% or approximately $1.4 million due to the fact that lower 1996 Fuel and Purchased Power expenses more than compensated for the decrease in Electric Operating Revenues. Fuel and Purchased Power expenses declined in 1996 primarily due to lower average coal costs and to unscheduled outages during the first quarter of 1995 at two of WE's most efficient power plants, the coal fired Pleasant Prairie Power Plant and the Point Beach Nuclear Plant, resulting in a higher volume of costlier power purchases in 1995. Also, the addition of the Paris Generating Station in mid-1995 has allowed WE to reduce in 1996 its firm power purchases with their related demand charges.

==============================================================================
                                            Six Months Ended June 30
                                     ---------------------------------------
Electric Sales (Megawatt-hours)         1996             1995       % Change
- -------------------------------      ----------       ----------    --------
  Residential                         3,474,742        3,299,128       5.3
  Small Commercial/Industrial         3,534,580        3,416,854       3.4
  Large Commercial/Industrial         5,235,899        5,187,352       0.9
  Other                                 740,883          757,035      (2.1)
                                     ----------       ----------
  Total Retail and Municipal         12,986,104       12,660,369       2.6
  Resale-Utilities                      547,659          442,190      23.9
                                     ----------       ----------
  Total Sales                        13,533,763       13,102,559       3.3
==============================================================================

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

Total electric sales during the first half of 1996 were positively impacted primarily by substantially colder weather conditions compared to the same period in 1995 and to a lesser extent by moderate economic growth in WE's electric service territory. As measured by heating degree days, the first six months of 1996 were 20.0% colder than the same period during 1995 and 9.0% colder than normal. Electric energy sales to the Mines increased 5.2% or 57,000 megawatt-hours during the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Excluding the Mines, total electric sales increased 3.1% and sales to the remaining Large Commercial/Industrial customers decreased 0.2%.

Gas Revenues, Gross Margins and Sales

Despite the retail gas rate decrease effective January 1, 1996 noted above, total Gas Operating Revenues increased by 15.1% or $26.6 million during the first half of 1996 compared to the first half of 1995. Between the comparative periods, the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased by 8.7% or approximately
$6.2 million. A 12.1% increase in total therm deliveries during the first six months of 1996 more than offset the impact of the rate decrease on Gas Operating Revenues and on gross margin.

==============================================================================
                                            Six Months Ended June 30
                                     ---------------------------------------
Gas Gross Margin ($000)                 1996             1995       % Change
- -----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  202,896       $  176,275      15.1
  Cost of Gas Sold                      125,791          105,339      19.4
                                     ----------       ----------
  Gross Margin                       $   77,105       $   70,936       8.7
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


1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

==============================================================================
                                            Six Months Ended June 30
                                     ---------------------------------------
Therms Delivered - Thousands            1996             1995       % Change
- ----------------------------         ----------       ----------    --------
  Residential                           228,103          195,048      16.9
  Commercial/Industrial                 141,978          120,978      17.4
  Interruptible                          21,082           16,206      30.1
                                     ----------       ----------
  Total Sales                           391,163          332,232      17.7
  Transported Customer Owned Gas        137,430          138,558      (0.8)
  Other - Interdepartmental              13,665           13,069       4.6
                                     ----------       ----------
  Total Gas Delivered                   542,258          483,859      12.1
==============================================================================

Natural gas therm deliveries during the first half of 1996 increased primarily due to the colder weather in 1996 noted above compared to the same period in 1995 and to a lesser extent due to moderate economic growth in WE's gas service territory.

Operating Expenses

Other Operation Expenses increased 1.3% or by $2.6 million in the first half of 1996 compared to the first half of 1995, primarily due to increased uncollectible expenses in 1996 and to the timing of certain miscellaneous operating expenses. The increase in Other Operation Expenses was partially offset by lower capitalized conservation expenses in 1996 due to the change in accounting noted above and lower 1996 pension and benefit expenses. Maintenance expense decreased 13.7% or by $8.1 million in the first six months of 1996 compared to 1995 in part due to the costs of the unscheduled generating unit outages during 1995 noted above. Depreciation expense increased 14.5% or by approximately $13.1 million between the same comparative periods primarily due to higher depreciable plant balances and increased decommissioning expenses in 1996. During the first half of 1996, Operating Taxes Other Than Income Taxes increased 9.7% or by approximately $3.6 million compared to 1995 primarily due to tax adjustments related to prior periods.

Other Items

Other Interest Income increased 38.9% or by $3.0 million in the first six months of 1996 compared to the first six months of 1995, primarily due to the increased investment income of the Nuclear Decommissioning Trust Fund. Miscellaneous - Net Other Income and Deductions decreased by approximately $6.9 million between the comparative periods as a result of the change in accounting for capitalized conservation investments in 1996 noted above. During the first half of 1996, Interest Expense decreased 3.2% or by approximately $1.9 million compared to the first half of 1995, reflecting lower average short-term debt balances in 1996.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)


1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

For certain other information which may impact WEC and WE's future financial condition or results of operations, see ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" and ITEM 3. LEGAL PROCEEDINGS in Part I of WEC's and WE's respective Annual Reports on Form 10-K for the year ended
December 31, 1995 and with ITEM 1. LEGAL PROCEEDINGS in PART II of WEC's and WE's combined Quarterly Report on Form 10-Q for the quarter ended
March 31, 1996.


RATE MATTERS

Wisconsin Retail Jurisdiction

1997 Test Year: On January 16, 1996, WE filed specific financial data with the PSCW related to the 1997 test year showing an $82.2 million revenue deficiency for its utility operations based upon a regulatory return on equity of 12.5%. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP. The dollar impacts and percentage increases requested for Wisconsin retail electric, gas and steam customers are $77.0 million or 6.2%, $4.3 million or 1.4% and $0.9 million or 6.4%, respectively, on an annualized basis. On March 15, 1996, WE filed testimony and exhibits with the PSCW related to the 1997 test year. The PSCW staff has reviewed WE's 1997 test year financial data and testimony and has developed a preliminary recommendation for an electric rate decrease of $31.1 million or 2.4%, a gas rate decrease of $9.2 million or 2.9% and a steam rate decrease of $0.3 million or 1.3% based upon a regulatory return on equity of 11.1%. This matter is currently before the PSCW. Any changes in rates would likely not take effect until after January 1, 1997.


STRAY VOLTAGE

On July 11, 1996, the PSCW issued its final order regarding stray voltage policies. Previously, a utility was required to reduce its contribution to stray voltage from its distribution system if stray voltage was measured above certain minimum levels. A neutral isolation device could have been temporarily used for this purpose. Under the new policy, customers will have the option of requesting installation of isolation equipment at their own

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


STRAY VOLTAGE (Cont'd)

expense, regardless of the level of stray voltage present. These new stray voltage policies are likely to increase the number of investigations performed by WE, but WE does not anticipate that this will have a significant impact on its financial position or results of operations.


ENVIRONMENTAL COMPLIANCE

Solid Waste Landfills

Marina Cliffs Barrel Dump Site: As previously reported, WE is a member of a potentially responsible party group which has agreed to comply with an Environmental Protection Agency ("EPA") Section 106(a) CERCLA administrative order for removal activities and additional investigation at this site. WE has been classified as a de minimis party at the site by the EPA. Removal activities have begun.

ETSM Property & City of West Allis: As previously reported, iron cyanide bearing wastes were found on property owned by WE (ETSM facility), located in the City of West Allis, Wisconsin, and an adjacent property owned by Giddings & Lewis and/or Kearney & Trecker. The wastes were removed and properly disposed of, with WE's share of the cleanup at about $0.1 million. WE has received a notice sent by one of the adjacent property owners of its intent to sue WE under the Resource Conservation and Recovery Act of 1976.

Also as previously reported, the City of West Allis, Wisconsin, discovered iron cyanide bearing wastes on a separate parcel of property owned by the city at 113th St. and Greenfield Avenue. The source of the waste is believed to be process waste from a former manufactured gas plant. The City of West Allis alleges that WE was the source of this material.

On July 25, 1996, Giddings & Lewis, Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against WEC, WE and Wisconsin Natural Gas Company ("WN"), a former wholly owned gas utility subsidiary of WEC which was merged into WE effective
January 1, 1996, alleging they are responsible for the deposition of the material and liable to the plaintiffs for trespass, breach of contract, nuisance and other theories of liability as a result of the placement and presence of such material on the properties. WEC and WE have not yet answered the lawsuit.

OTHER LITIGATION

Condemnation Suit: On July 31, 1996, David and Anne Geenen filed an action against WE and another party in the Outagamie County Circuit Court for damages arising out of WE's acquisition activities in connection with the purchase of property for the subsequently abandoned Kimberly cogeneration project. The action alleges that WE intentionally misrepresented itself as having the authority to condemn when it did not; that it was deficient in maintaining

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


OTHER LITIGATION (Cont'd)

properties it acquired and thereby created a nuisance; that it exercised condemnation when it did not have authority to do so; that it breached a duty it had to the Geenens to inform them it did not have condemnation power; and that it engaged in racketeering activities. The matter is pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Wisconsin Energy Corporation

At WEC's 1996 Annual Meeting of Stockholders held on May 22, 1996, the board of directors' nominees named below were elected as directors of the class whose term expires in 1999 by the indicated votes and percentages cast for and withheld with respect to each nominee. There was no solicitation in opposition to the nominees proposed in the proxy statement and there were no abstentions or broker non-votes with respect to the election of directors.

==============================================================================
       Name of Nominee                For                   Withheld
    ---------------------    ---------------------    --------------------
      Richard A. Abdoo       93,638,459  (97.21%)      2,684,081  (2.79%)
      John F. Ahearne        93,677,269  (97.25%)      2,645,271  (2.75%)
==============================================================================

The appointment of Price Waterhouse LLP as independent public accountant for 1996 was approved by the stockholders by a vote of 94,964,730 votes for (99.27% of votes cast) and 698,125 votes against (0.73% of votes cast) such approval. There were 659,685 abstentions and no broker non-votes with respect to such approval.

Of 110,819,337 shares of common stock outstanding and entitled to vote on the record date of March 21, 1996, 86.92% of the shares were represented at the meeting.

Further information concerning these matters, including the name of each other director whose term of office as a director continued after the meeting and will expire in 1997 or 1998, is contained in WEC's Proxy Statement dated
April 3, 1996 with respect to the 1996 Annual Meeting of Stockholders.

Wisconsin Electric Power Company

At WE's 1996 Annual Meeting of Stockholders held on May 21, 1996, for which WE did not solicit proxies, the board of directors as listed in WE's Information Statement dated April 26, 1996 ("Information Statement") was re-elected in its entirety. With respect to each nominee, 33,289,327 votes were cast for election (100% of votes cast) and no votes were withheld. There was no solicitation in opposition to the nominees proposed in the Information Statement and there were no abstentions or broker non-votes with respect to the election of directors.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             (Cont'd)

In addition, an amendment to the Restated Articles of Incorporation of WE to change the name of WE to Wisconsin Energy Company effective with the consummation of the Transaction with NSP was approved with 33,289,327 votes cast for approval (over 99% of eligible voting shares) and no votes withheld. There were no abstentions and no broker non-votes with respect to such approval. ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction.

Further information concerning these matters is contained in the Information Statement.


ITEM 5.  OTHER INFORMATION

POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT

Information concerning the PSCW's initial approval of WE's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach Nuclear Plant ("Point Beach") and pending legal proceedings with respect to the PSCW's decision, and information with respect to WE's application to the PSCW for the replacement of the Unit 2 steam generators at Point Beach, is contained in ITEM 1. BUSINESS - "SOURCES OF GENERATION - Nuclear" of WEC's and WE's respective annual reports on Form 10-K for the year ended
December 31, 1995 and in ITEM 5. OTHER INFORMATION - "POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT" in Part II of WEC's and WE's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

On May 16, 1996, WE received a written order from the PSCW approving replacement of the Unit 2 steam generators and reaffirming its prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry cask storage of spent nuclear fuel at Point Beach. On July 11, 1996, the PSCW denied a petition for rehearing filed by the intervenors in the proceeding. On August 8, 1996, the intervenors filed a petition for judicial review of the PSCW's May 16, 1996 order in Dane County Circuit Court. The petition seeks reversal of the order and a remand to the PSCW directing it to deny WE's request for authorization to replace the steam generators and to construct the ISFSI, or in the alternative, to correct the alleged errors in the PSCW's order. WE intends to fully participate in the judicial review proceeding and to vigorously oppose the petition.

Failure by the PSCW to approve the steam generator replacement and reaffirm authorization for the ISFSI would have jeopardized the continued operation of Point Beach. The Unit 2 replacement steam generators are necessary due to the degradation of tubes within the steam generators and will permit operation of

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT
  (Cont'd)

Unit 2 at least until its current operating license expires in 2013. The steam generators are scheduled to be replaced during the fall refueling outage beginning in October 1996. The ISFSI will provide interim dry cask storage of spent fuel from Point Beach until the United States Department of Energy ("DOE") takes ownership of and removes the spent fuel under an existing contract mandated by the Nuclear Waste Policy Act ("Act"). (On July 23, 1996, the United States Court of Appeals for the District of Columbia Circuit ruled that the DOE has an unconditional obligation under the Act to begin disposal of spent fuel from nuclear plants by 1998.) The ISFSI is necessary because the spent fuel pool inside the plant is nearly full. Construction of the ISFSI was completed during 1995 and one cask was loaded with spent fuel in December 1995 after which the transfer of spent fuel to the ISFSI was temporarily suspended by WE pending further action by the PSCW.

WE resumed transferring spent fuel to the ISFSI upon receipt of the May 16, 1996 order and completed the loading of a second cask on May 26, 1996. During welding operations on the third cask on May 28, 1996, hydrogen gas was ignited within the cask. Loading has been halted until actions are implemented to prevent reoccurrence of such an event and until the Nuclear Regulatory Commission ("NRC") has reviewed and accepted such actions. The NRC has conducted an investigation of the event and has identified certain deficiencies which WE expects will result in enforcement action, including possible civil penalties. These deficiencies and other potential violations of NRC requirements which the NRC has found in various plant activities will be discussed with the NRC at a predecisional enforcement conference in September 1996. WE plans to load at least one additional cask with spent fuel before the end of 1996.


DEVELOPMENT OF ISO FOR WISCONSIN'S TRANSMISSION SYSTEM

The PSCW is conducting a generic investigation into the electric utility industry in Wisconsin. As part of that investigation, it has stated that it intends to develop an Independent System Operator ("ISO") for the statewide transmission system. It has further indicated that in the event an ISO cannot be developed that effectively separates control and operation of the transmission system from the ownership of generation, it intends to proceed to develop a Transco, which would own, operate and control transmission facilities in the State of Wisconsin.

At the request of the PSCW, WE along with Dairyland Power Cooperative, Northern States Power Company, a Minnesota Corporation ("NSP"), Northern States Power Company, a Wisconsin Corporation ("NSP-WI"), Wisconsin Power and Light Company and Wisconsin Public Service Corporation ("WPS") submitted a joint proposal on May 22, 1996 for an ISO that would have responsibility for ensuring that transmission service in the state will be conducted fairly and equitably for all eligible parties. Three other proposals by other parties

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


DEVELOPMENT OF ISO FOR WISCONSIN'S TRANSMISSION SYSTEM (Cont'd)

were also filed. On July 17, 1996, a question and answer session was held to allow the PSCW to weigh the various proposals. WE expects the PSCW to select a proposal in late August 1996.


FERC OPEN ACCESS TRANSMISSION RULING

On July 9, 1996, WE submitted to the Federal Energy Regulatory Commission ("FERC") a transmission tariff in connection with FERC's Open Access Final Rule ("Order No. 888"), which was issued on April 24, 1996. Order No. 888 requires public utilities owning, controlling or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission services available to themselves and requires the use of the tariff for their own wholesale energy sales. WE's filing includes terms and conditions of network transmission service and point-to-point transmission service, including ancillary services. The rate related aspects of the tariff were accepted by the FERC in a June 1996 settlement agreement regarding WE's preexisting transmission service tariffs. All other aspects of the tariff followed the FERC pro-forma tariff and were accepted by the FERC.


NEW GAS SERVICE PROPOSAL

On July 16, 1996, WE filed plans with the PSCW to expand natural gas service to more than 6,000 customers in northeastern Wisconsin. The project will involve the installation of more than 400 miles of new gas main and is one of the largest proposed new franchise territory expansion efforts in recent Wisconsin history. A number of approvals must be granted before the project can continue, including receiving permission from the PSCW. Once all necessary approvals are received, WE expects to begin contacting potential customers as early as January 1997 and begin construction in the spring of 1997. WPS, an unaffiliated investor-owned utility in Green Bay, Wisconsin, has also announced its intention to compete for service to these same customers in this part of the state.

MINERGY GLASS AGGREGATE PLANT

Minergy Corp. ("Minergy"), a non-regulated WEC subsidiary, plans to complete construction in late 1997 of a $45 million facility in Neenah, Wisconsin that would recycle paper sludge from area paper mills into two usable products: glass aggregate and steam. The glass aggregate will be sold into existing construction and aggregate markets and the steam will be sold to a local paper mill. Construction of the plant began July 22, 1996.

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

Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WE (which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, NSP-WI, currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at June 30, 1996 of $17.9 million. The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". On September 13, 1995, the stockholders of WEC and NSP voted to approve the proposed Transaction.

The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. On April 5, 1996, WEC and NSP submitted the initial filing to the Securities and Exchange Commission ("SEC") to facilitate registration of Primergy under PUHCA. On April 10, 1996, the Michigan Public Service Commission approved the merger application through a settlement agreement containing terms consistent with the merger application. On
June 26, 1996, the North Dakota Public Service Commission also approved the merger application. These are the first and second of four states to act where approval of the Transaction is required.

On July 24, 1996, the PSCW held a prehearing conference on the merger proceeding. At the prehearing conference the parties agreed upon an extensive issues list and a schedule for the hearing. The schedule required staff and intervenor case filings on September 9, 1996, applicant's rebuttal filing on September 20, 1996, and three weeks of hearings commencing on September 24, 1996. At its open meeting on August 8, 1996, the PSCW decided to delay this schedule by one month. The resulting schedule should lead to a PSCW decision on the merger in late 1996 or early 1997 with a written order in the first quarter of 1997.

In June 1996, the Minnesota Public Utilities Commission ("MPUC") issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of this interface on Minnesota utilities were set for contested case hearings. On August 5, 1996, an administrative law judge issued a Pre-Hearing Order which set the evidentiary hearing dates from November 18 through December 6, 1996. If the MPUC approval process proceeds without early settlement of the contested issues, the MPUC decision on the merger application may not be obtained until the first quarter of 1997.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

In July 1995, WEC and NSP filed an application and supporting testimony with the FERC seeking approval of the Merger Agreement. The FERC has put the merger application on an accelerated schedule, ordering the administrative law judge's initial decision by August 30, 1996 and briefs opposing exceptions to the initial decision by September 30, 1996. On May 28, 1996, WEC and NSP filed additional evidence with the FERC, providing a detailed analysis of generation "market power" and more specific information about the ISO proposal included in earlier filings. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff. The FERC asked for an analysis of "market power" or Primergy's potential ability to manipulate its generation or transmission systems to raise prices or cause transmission constraints. WEC and NSP have continued to work with the FERC staff and other parties on the ISO proposal and anticipate that the FERC will act on the merger application in the fourth quarter of 1996.

Later in 1996, WEC and NSP will file required notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The goal of WEC and NSP is to receive approvals from all regulatory authorities by the end of 1996. However, unless WEC and NSP are able to settle the pending issues with the PSCW and the MPUC prior to the end of the current hearing schedules noted above, all necessary regulatory approvals for the merger may not be obtained until the first quarter of 1997, which may delay consummation of the Transaction into the first quarter of 1997.

Filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required include a request for deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of June 30, 1996, WEC has deferred $9.8 million of costs associated with the Transaction as a component of Deferred Charges and Other Assets-Other.

Detailed information with respect to the Merger Agreement and the proposed Transaction, including pro forma combined condensed financial information, is contained in WEC's and WE's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, in WEC's and WE's respective 1995 Annual Reports on Form 10-K and in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration
No. 33-61619) relating to the meetings of the stockholders of WEC and NSP to vote on the Merger Agreement and related matters.

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

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS (Cont'd)

The allocation between WEC and NSP and their customers of the estimated cost savings resulting from the Transaction, net of costs incurred to achieve such estimated cost savings, will be subject to regulatory review and approval. Cost savings resulting from the Transaction are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and costs to achieve the savings of approximately $30 million and $122 million, respectively. None of the estimated cost savings, the costs to achieve such savings, nor transaction costs are reflected in the unaudited pro forma income statement information. With the exception of certain non-current deferred tax balance sheet reclassifications described below, all other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma financial information.

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at June 30, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

Primergy Corporation Information

The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSP after giving effect to the Transaction to form Primergy. A $146 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into
1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS (Cont'd)

==============================================================================
Primergy Corporation:                                            Unaudited
                                    WEC             NSP          Pro Forma
                               (As Reported)   (As Reported)     Combined
                               -------------   -------------   -------------
                                   (Millions, except per share amounts)
 As of June 30, 1996:
   Utility plant-net               $   2,914       $   4,324       $   7,238
   Current assets                        487             801           1,288
   Other assets *                      1,151           1,276           2,281
                                 -----------     -----------     -----------
      Total Assets                 $   4,552       $   6,401       $  10,807
                                 ===========     ===========     ===========

   Common stockholders' equity     $   1,897       $   2,074       $   3,971
   Preferred stock and premium            30             240             270
   Long-term debt                      1,359           1,666           3,025
                                 -----------     -----------     -----------
      Total Capitalization             3,286           3,980           7,266
   Current liabilities                   382           1,014           1,396
   Other liabilities *                   884           1,407           2,145
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,552       $   6,401       $  10,807
                                 ===========     ===========     ===========
For the Six Months Ended
June 30, 1996:
   Utility Operating Revenues      $     897       $   1,311       $   2,208
   Utility Operating Income        $     154       $     160       $     314
   Net Income, after Preferred
     Dividend Requirements         $     108       $     104       $     212
   Earnings per Common Share:
     As Reported                   $    0.98       $    1.53             -
     Primergy Shares                     -               -         $    0.96
==============================================================================
 * Includes a $146 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.

Wisconsin Energy Company Information

The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and NSP-WI to give effect to the Transaction, including the transfer of certain gas assets from NSP-WI to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1996 year to date revenues of $21.6 million and related expenses associated with the transfer of certain gas assets from NSP-WI to New NSP. A $142 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. A net $17.9 million pro forma adjustment has also been made in the summarized unaudited pro forma combined

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS (Cont'd)

balance sheet information to reflect the transfer of certain gas assets from NSP-WI to New NSP. Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.

==============================================================================
Wisconsin Energy Company: **                                     Unaudited
                                    WE            NSP-WI         Pro Forma
                               (As Reported)   (As Reported)     Combined***
                               -------------   -------------   -------------
                                           (Millions of Dollars)
 As of June 30, 1996:
   Utility plant-net               $   2,914       $     659       $   3,553
   Current assets                        474              73             563
   Other assets                          911              50             819
                                  -----------     -----------     -----------
      Total Assets                 $   4,299       $     782       $   4,935
                                  ===========     ===========     ===========

   Common stockholder's equity     $   1,720       $     324       $   2,044
   Preferred stock and premium            30              -               30
   Long-term debt                      1,318             212           1,530
                                  -----------     -----------     -----------
      Total Capitalization             3,068             536           3,604
   Current liabilities                   360              92             452
   Other liabilities                     871             154             879
                                  -----------     -----------     -----------
      Total Equity & Liabilities   $   4,299       $     782       $   4,935
                                  ===========     ===========     ===========
 For the Six Months Ended
 June 30, 1996:
   Utility Operating Revenues      $     897       $     240       $   1,137
   Utility Operating Income        $     154       $      27       $     181
   Net Income, after Preferred
     Dividend Requirements         $     107       $      18       $     125
==============================================================================
** In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.

*** Includes a $142 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability and a net $17.9 million pro forma adjustment for the transfer of selected gas assets from NSP-WI to New NSP.


CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


CAUTIONARY FACTORS (Cont'd)

uncertainties that could cause actual results to differ materially from those projected in the statements. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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


CAUTIONARY FACTORS (Cont'd)

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

   * The ability to generate the cost savings to Primergy that WEC and NSP believe will be generated by the synergies resulting from the Transaction. This depends upon the degree to which the assumptions upon which the analyses employed to develop estimates of potential cost savings as a result of the Transaction will approximate actual experience. Such assumptions involve judgements with respect to, among other things, future national and regional economic conditions, national and regional competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, business decisions and other uncertainties. All of these factors are difficult

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


CAUTIONARY FACTORS (Cont'd)

      to predict and many are beyond the control of WEC and NSP. While it is believed that such assumptions are reasonable, there can be no assurance that they will approximate actual experience or that the estimated cost savings will be realized.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibits are filed with the applicable Form 10-Q report:

     Exhibit No.
                                 WEC Exhibits

     (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the six months ended June 30, 1996.

                                  WE Exhibits

     (27)-2 Wisconsin Electric Power Company ("WE") Financial Data Schedule for the six months ended June 30, 1996.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Cont'd)

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by WEC during the quarter ended June 30, 1996.

     No reports on Form 8-K were filed by WE during the quarter ended June 30, 1996.

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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ C. H. Baker
                                      --------------------------------------
Date:   August 14, 1996               C. H. Baker, Treasurer, Chief Financial
                                           Officer and duly authorized officer





                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ C. H. Baker
                                      --------------------------------------
Date:   August 14, 1996               C. H. Baker, Vice President - Finance,
                                           Chief Financial Officer and duly
                                           authorized officer

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1996

                                 EXHIBIT INDEX



Exhibit No.
- -----------

The following Exhibits are filed with this report:

(27)-2 Wisconsin Electric Power Company Financial Data Schedule for the six months ended June 30, 1996.