Form 10-Q
period 1996-09-30
WISCONSIN ELECTRIC POWER CO
filed 1996-11-12
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 1996):

Wisconsin Energy Corporation            Common stock, $.01 Par Value,
                                        111,268,677 shares outstanding.

Wisconsin Electric Power Company        Common stock, $10 Par Value,
                                        33,289,327 shares outstanding.
                                        Wisconsin Energy Corporation is the
                                        sole holder of Wisconsin Electric
                                        Power Company common stock.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
           FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

ITEM                                                               PAGE

   Introduction . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                        PART I - FINANCIAL INFORMATION
1. Financial Statements:

   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement . . . . . . . . . . .   3
      Consolidated Condensed Balance Sheet. . . . . . . . . . . . .   4
      Consolidated Statement of Cash Flows. . . . . . . . . . . . .   5

   Wisconsin Electric Power Company
      Condensed Income Statement. . . . . . . . . . . . . . . . . .   6
      Condensed Balance Sheet . . . . . . . . . . . . . . . . . . .   7
      Statement of Cash Flows . . . . . . . . . . . . . . . . . . .   8

   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .   9

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .  11

                          PART II - OTHER INFORMATION
1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  19
5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  21
6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  38
   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  40


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

                                                                                                                        FORM 10-Q
                              WISCONSIN ENERGY CORPORATION
                            WISCONSIN ELECTRIC POWER COMPANY
                        ----------------------------------------
                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 WISCONSIN ENERGY CORPORATION

                            CONSOLIDATED CONDENSED INCOME STATEMENT

                                        (Unaudited)
                                                   Three Months Ended                Nine Months Ended
                                                      September 30                     September 30
                                                -------------------------      -----------------------------
                                                   1996           1995             1996             1995
                                                ----------     ----------      ------------     ------------
                                                                  (Thousands of Dollars)
Operating Revenues
  Electric                                      $ 359,213      $ 385,725       $ 1,044,374      $ 1,076,921
  Gas                                              38,333         39,426           241,229          215,701
  Steam                                             1,255          1,262            10,341           10,006
                                                ----------     ----------      ------------     ------------
    Total Operating Revenues                      398,801        426,413         1,295,944        1,302,628

Operating Expenses
  Fuel                                             74,935         89,179           221,993          228,609
  Purchased power                                   9,949          5,521            22,094           32,727
  Cost of gas sold                                 25,388         24,476           151,179          129,815
  Other operation expenses                         90,374        102,953           288,625          298,572
  Maintenance                                      20,295         23,319            71,375           82,531
  Depreciation                                     49,505         46,745           152,706          136,893
  Taxes other than income taxes                    19,288         19,212            59,384           55,749
  Federal income tax                               24,990         30,854            77,274           83,865
  State income tax                                  5,870          7,139            18,145           19,767
  Deferred income taxes - net                       2,634         (2,568)            6,310             (662)
  Investment tax credit - net                      (1,120)        (1,121)           (3,361)          (3,362)
                                                ----------     ----------      ------------     ------------
    Total Operating Expenses                      322,108        345,709         1,065,724        1,064,504

Operating Income                                   76,693         80,704           230,220          238,124

Other Income and Deductions
  Interest income                                   3,495          5,168            14,285           12,935
  Allowance for other funds used
    during construction                               869          1,020             2,001            2,674
  Miscellaneous - net                              (1,987)          (546)           (6,064)           2,317
  Income taxes                                        637            360             1,536              667
                                                ----------     ----------      ------------     ------------
    Total Other Income and Deductions               3,014          6,002            11,758           18,593

Income Before Interest Charges and
  Preferred Dividend                               79,707         86,706           241,978          256,717

Interest Charges
  Interest expense                                 27,505         29,316            83,362           87,046
  Allowance for borrowed funds used
    during construction                            (1,529)        (1,346)           (4,074)          (3,796)
                                                ----------     ----------      ------------     ------------
    Total Interest Charges                         25,976         27,970            79,288           83,250

Preferred Dividend Requirement of Subsidiary          301            300               902              902
                                                ----------     ----------      ------------     ------------
Net Income                                      $  53,430      $  58,436       $   161,788      $   172,565
                                                ==========     ==========      ============     ============
Average Common Shares Outstanding (Thousands)     110,906        110,093           110,848          109,602

Earnings Per Share of Common Stock              $    0.48      $    0.53       $      1.46      $      1.57

Dividends Per Share of Common Stock             $    0.38      $  0.3675       $    1.1275      $    1.0875

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.
                                          - 3 -

                                                                                                                        FORM 10-Q

                          WISCONSIN ENERGY CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                  (Unaudited)

                                                   September 30, 1996              December 31, 1995
                                                   ------------------              -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,638,245                   $  4,531,404
  Gas                                                        493,826                        489,739
  Steam                                                       40,384                         40,078
  Accumulated provision for depreciation                  (2,393,652)                    (2,288,080)
                                                        -------------                  -------------
                                                           2,778,803                      2,773,141
  Construction work in progress                              133,235                         78,153
  Nuclear fuel - net                                          59,011                         59,260
                                                        -------------                  -------------
     Net Utility Plant                                     2,971,049                      2,910,554

Other Property and Investments                               676,901                        637,958

Current Assets
  Cash and cash equivalents                                    7,315                         23,626
  Accounts receivable                                        127,259                        150,149
  Accrued utility revenues                                    94,815                        140,201
  Materials, supplies and fossil fuel                        184,071                        153,713
  Prepayments and other assets                                52,015                         63,830
                                                        -------------                  -------------
     Total Current Assets                                    465,475                        531,519

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          139,649                        140,844
  Other                                                      352,677                        339,860
                                                        -------------                  -------------
     Total Deferred Charges and Other Assets                 492,326                        480,704
                                                        -------------                  -------------
Total Assets                                            $  4,605,751                   $  4,560,735
                                                        =============                  =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    686,470                   $    678,017
  Retained earnings                                        1,230,087                      1,193,248
                                                        -------------                  -------------
     Total Common Stock Equity                             1,916,557                      1,871,265
  Preferred stock                                             30,450                         30,451
  Long-term debt                                           1,330,600                      1,367,644
                                                        -------------                  -------------
     Total Capitalization                                  3,277,607                      3,269,360

Current Liabilities
  Long-term debt due currently                                55,750                         51,854
  Short-term debt                                            170,533                        156,919
  Accounts payable                                           108,019                        108,508
  Accrued liabilities                                         70,185                         68,634
  Other                                                       36,423                         50,191
                                                        -------------                  -------------
     Total Current Liabilities                               440,910                        436,106

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          501,262                        483,410
  Other                                                      385,972                        371,859
                                                        -------------                  -------------
     Total Deferred Credits and Other Liabilities            887,234                        855,269
                                                        -------------                  -------------
 Total Capitalization and Liabilities                   $  4,605,751                   $  4,560,735
                                                        =============                  =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.

                                                                                                                        FORM 10-Q


                          WISCONSIN ENERGY CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                  Nine Months Ended September 30
                                                              --------------------------------------
                                                                 1996                        1995
                                                              ----------                  ----------
                                                                      (Thousands of Dollars)
Operating Activities
  Net income                                                  $ 161,788                   $ 172,565
  Reconciliation to cash
    Depreciation                                                152,706                     136,893
    Nuclear fuel expense - amortization                          18,489                      17,745
    Conservation expense - amortization                          16,874                      16,114
    Debt premium, discount & expense - amortization               7,702                       8,923
    Revitalization - net                                         (1,438)                     (4,384)
    Deferred income taxes - net                                   6,310                        (662)
    Investment tax credit - net                                  (3,361)                     (3,362)
    Allowance for other funds used during construction           (2,001)                     (2,674)
    Change in: Accounts receivable                               22,890                     (20,874)
               Inventories                                      (30,358)                     (7,654)
               Accounts payable                                    (489)                    (11,322)
               Other current assets                              57,201                      44,274
               Other current liabilities                        (12,217)                     13,293
    Other                                                        17,021                       4,158
                                                              ----------                  ----------
Cash Provided by Operating Activities                           411,117                     363,033

Investing Activities
  Construction expenditures                                    (252,274)                   (184,757)
  Allowance for borrowed funds used during construction          (4,074)                     (3,796)
  Nuclear fuel                                                  (21,260)                    (15,097)
  Nuclear decommissioning trust                                 (20,857)                     (8,172)
  Conservation investments - net                                    328                       2,362
  Other                                                           7,719                      (8,726)
                                                              ----------                  ----------
Cash Used in Investing Activities                              (290,418)                   (218,186)

Financing Activities
  Sale of common stock                                            8,453                      39,478
  Retirement of preferred stock                                      (1)                        -
  Sale of long-term debt                                         12,838                     108,941
  Retirement of long-term debt                                  (46,965)                   (127,006)
  Change in short-term debt                                      13,614                     (40,565)
  Dividends on stock - common                                  (124,949)                   (119,081)
                                                              ----------                  ----------
Cash Used in Financing Activities                              (137,010)                   (138,233)
                                                              ----------                  ----------
Change in Cash and Cash Equivalents                           $ (16,311)                  $   6,614
                                                              ==========                  ==========

Supplemental Information Disclosures
  Cash Paid for
    Interest (net of amount capitalized)                      $  70,235                   $  78,275
    Income taxes                                                 84,771                     111,638




The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.










                                                                                                                        FORM 10-Q


                        WISCONSIN ELECTRIC POWER COMPANY

                           CONDENSED INCOME STATEMENT

                                  (Unaudited)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30                     September 30
                                                -------------------------      -----------------------------
                                                   1996           1995             1996             1995
                                                ----------     ----------      ------------     ------------
                                                                  (Thousands of Dollars)
Operating Revenues
  Electric                                      $ 359,213      $ 385,725       $ 1,044,374      $ 1,076,921
  Gas                                              38,333         39,426           241,229          215,701
  Steam                                             1,255          1,262            10,341           10,006
                                                ----------     ----------      ------------     ------------
    Total Operating Revenues                      398,801        426,413         1,295,944        1,302,628

Operating Expenses
  Fuel                                             74,935         89,179           221,993          228,609
  Purchased power                                   9,949          5,521            22,094           32,727
  Cost of gas sold                                 25,388         24,476           151,179          129,815
  Other operation expenses                         90,374        102,953           288,625          298,572
  Maintenance                                      20,295         23,319            71,375           82,531
  Depreciation                                     49,505         46,745           152,706          136,893
  Taxes other than income taxes                    19,288         19,212            59,384           55,749
  Federal income tax                               24,990         30,854            77,274           83,865
  State income tax                                  5,870          7,139            18,145           19,767
  Deferred income taxes - net                       2,634         (2,568)            6,310             (662)
  Investment tax credit - net                      (1,120)        (1,121)           (3,361)          (3,362)
                                                ----------     ----------      ------------     ------------
    Total Operating Expenses                      322,108        345,709         1,065,724        1,064,504

Operating Income                                   76,693         80,704           230,220          238,124

Other Income and Deductions
  Interest income                                   2,163          4,076            10,857            9,780
  Allowance for other funds used
    during construction                               869          1,020             2,001            2,674
  Miscellaneous - net                                (971)         1,209            (3,356)           6,689
  Income taxes                                        (92)          (620)             (539)          (1,785)
                                                ----------     ----------      ------------     ------------
    Total Other Income and Deductions               1,969          5,685             8,963           17,358

Income Before Interest Charges                     78,662         86,389           239,183          255,482

Interest Charges
  Interest expense                                 26,446         27,986            80,387           84,041
  Allowance for borrowed funds used
    during construction                              (477)          (576)           (1,107)          (1,510)
                                                ----------     ----------      ------------     ------------
    Total Interest Charges                         25,969         27,410            79,280           82,531
                                                ----------     ----------      ------------     ------------
Net Income                                         52,693         58,979           159,903          172,951

Preferred Stock Dividend Requirement                  301            300               902              902
                                                ----------     ----------      ------------     ------------
Earnings Available for Common Stockholder       $  52,392      $  58,679       $   159,001      $   172,049
                                                ==========     ==========      ============     ============

Note - Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric
       Power Company's common stock is owned by Wisconsin Energy Corporation.


The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.







                                                                                                                        FORM 10-Q

                      WISCONSIN ELECTRIC POWER COMPANY

                           CONDENSED BALANCE SHEET

                                 (Unaudited)

                                                   September 30, 1996              December 31, 1995
                                                   ------------------              -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,638,245                   $  4,531,404
  Gas                                                        493,826                        489,739
  Steam                                                       40,384                         40,078
  Accumulated provision for depreciation                  (2,393,652)                    (2,288,080)
                                                        -------------                  -------------
                                                           2,778,803                      2,773,141
  Construction work in progress                              133,235                         78,153
  Nuclear fuel - net                                          59,011                         59,260
                                                        -------------                  -------------
     Net Utility Plant                                     2,971,049                      2,910,554

Other Property and Investments                               445,690                        427,627

Current Assets
  Cash and cash equivalents                                    5,773                         19,550
  Accounts receivable                                        121,829                        144,476
  Accrued utility revenues                                    94,815                        140,201
  Materials, supplies and fossil fuel                        184,071                        153,713
  Prepayments and other assets                                48,590                         59,784
                                                        -------------                  -------------
     Total Current Assets                                    455,078                        517,724

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          135,387                        136,581
  Other                                                      336,307                        326,438
                                                        -------------                  -------------
     Total Deferred Charges and Other Assets                 471,694                        463,019
                                                        -------------                  -------------
Total Assets                                            $  4,343,511                   $  4,318,924
                                                        =============                  =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    613,582                   $    613,582
  Retained earnings                                        1,116,573                      1,082,983
                                                        -------------                  -------------
     Total Common Stock Equity                             1,730,155                      1,696,565
  Preferred stock                                             30,450                         30,451
  Long-term debt                                           1,288,600                      1,325,169
                                                        -------------                  -------------
     Total Capitalization                                  3,049,205                      3,052,185

Current Liabilities
  Long-term debt due currently                                55,275                         51,419
  Short-term debt                                            158,224                        150,694
  Accounts payable                                           106,042                        107,115
  Accrued liabilities                                         66,254                         66,694
  Other                                                       34,450                         48,762
                                                        -------------                  -------------
     Total Current Liabilities                               420,245                        424,684

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          497,523                        479,828
  Other                                                      376,538                        362,227
                                                        -------------                  -------------
     Total Deferred Credits and Other Liabilities            874,061                        842,055
                                                        -------------                  -------------
Total Capitalization and Liabilities                    $  4,343,511                   $  4,318,924
                                                        =============                  =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.

                                                                                                                        FORM 10-Q


                      WISCONSIN ELECTRIC POWER COMPANY

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                                                  Nine Months Ended September 30
                                                              --------------------------------------
                                                                 1996                        1995
                                                              ----------                  ----------
                                                                      (Thousands of Dollars)
Operating Activities
  Net income                                                  $ 159,903                   $ 172,951
  Reconciliation to cash
    Depreciation                                                152,706                     136,893
    Nuclear fuel expense - amortization                          18,489                      17,745
    Conservation expense - amortization                          16,874                      16,114
    Debt premium, discount & expense - amortization               7,667                       8,897
    Revitalization - net                                         (1,438)                     (4,384)
    Deferred income taxes - net                                   6,310                        (662)
    Investment tax credit - net                                  (3,361)                     (3,362)
    Allowance for other funds used during construction           (2,001)                     (2,674)
    Change in: Accounts receivable                               22,647                     (20,250)
               Inventories                                      (30,358)                     (7,654)
               Accounts payable                                  (1,073)                    (11,024)
               Other current assets                              56,580                      46,980
               Other current liabilities                        (14,752)                      9,873
    Other                                                        17,632                       6,024
                                                              ----------                  ----------
Cash Provided by Operating Activities                           405,825                     365,467

Investing Activities
  Construction expenditures                                    (217,378)                   (169,486)
  Allowance for borrowed funds used during construction          (1,107)                     (1,510)
  Nuclear fuel                                                  (21,260)                    (15,097)
  Nuclear decommissioning trust                                 (20,857)                     (8,172)
  Conservation investments - net                                    328                       2,362
  Other                                                          (6,852)                     (4,967)
                                                              ----------                  ----------
Cash Used in Investing Activities                              (267,126)                   (196,870)

Financing Activities
  Stockholder contribution                                         -                         30,000
  Retirement of preferred stock                                      (1)                       -
  Sale of long-term debt                                         12,838                     108,941
  Retirement of long-term debt                                  (46,530)                   (126,611)
  Change in short-term debt                                       7,530                     (54,725)
  Dividends on stock - common                                  (125,411)                   (119,120)
                     - preferred                                   (902)                       (902)
                                                              ----------                  ----------
Cash Used in Financing Activities                              (152,476)                   (162,417)
                                                              ----------                  ----------
Change in Cash and Cash Equivalents                           $ (13,777)                  $   6,180
                                                              ==========                  ==========

Supplemental Information Disclosures
  Cash Paid for
    Interest (net of amount capitalized)                      $  70,911                   $  78,236
    Income taxes                                                 89,022                     113,972



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










                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("WEC") and unaudited financial statements for Wisconsin Electric Power Company ("WE") should be read in conjunction with WEC's and WE's respective 1995 Annual Reports on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the three months and the nine months ended September 30, 1996 are not, however, necessarily indicative of the results which may be expected for the year 1996 because of seasonal and other factors.


2. On May 16, 1996, WE, the utility subsidiary of WEC, received a written order from the Public Service Commission of Wisconsin ("PSCW") approving replacement of the Unit 2 steam generators at Point Beach Nuclear Plant ("Point Beach") and reaffirming the PSCW's prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry cask storage of spent nuclear fuel at Point Beach. The steam generator replacement began on October 5, 1996 during the fall refueling outage and is scheduled to be completed in late December 1996. WE resumed transfer of spent fuel to the ISFSI upon receipt of the May 16, 1996 order. During welding operations on the third cask loaded with spent fuel, hydrogen gas was ignited within the cask. Loading has been halted until actions are implemented to prevent reoccurrence of such an event and until the Nuclear Regulatory Commission ("NRC") has reviewed and accepted such actions. The NRC has conducted an investigation of the event and has identified certain deficiencies which WE expects will result in enforcement action, including possible civil penalties. In August 1996, intervenors in the proceeding filed a petition for judicial review of the PSCW's May 16, 1996 order, seeking reversal of the order. WE intends to fully participate in the judicial review proceeding and to vigorously oppose the petition. ITEM 5. OTHER INFORMATION - "POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT" in Part II of this report contains further information.


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

                                                                     FORM 10-Q

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                    NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                  (Unaudited)


3.  (Cont'd)

    The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies. WEC and NSP are working towards satisfaction of the various conditions to the Transaction, including obtaining all required regulatory authorizations by early 1997 and consummating the Transaction as soon as practicable thereafter. ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction including selected unaudited pro forma combined condensed financial information.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE"), an electric, gas and steam utility. As of September 30, 1996, approximately 94% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

Merger - Northern States Power Company

On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). WEC and NSP are working towards satisfaction of the various conditions to the Transaction, including obtaining all required regulatory authorizations by early 1997 and consummating the Transaction as soon as practicable thereafter. ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction including selected unaudited pro forma combined condensed financial information.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled $411 million during the nine months ended September 30, 1996. This compares to $363 million provided during the same period in 1995. WEC's consolidated net investing activities totaled $290 million for the nine months ended
September 30, 1996 compared to $218 million during the same period in 1995. Investments during the first nine months of 1996 included $252 million for the construction of new or improved facilities of which $217 million was for utility projects and approximately $35 million was for non-utility projects. Additional investments included $21 million for acquisition of nuclear fuel

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

and approximately $21 million for the Nuclear Decommissioning Trust Fund ("Fund") for the eventual decommissioning of WE's Point Beach Nuclear Plant. WEC's non-utility subsidiaries received net proceeds of approximately $15 million on the disposition of various investments as part of Other Investing activities.

During the first nine months of 1996, WEC used $137 million for financing activities compared to $138 million during the first nine months of 1995. Financing activities during the first nine months of 1996 included the retirement of $30 million of 4-1/2% WE first mortgage bonds, financed through short-term borrowings.

On September 1, 1996, WEC resumed issuing new shares of common stock through the Company's stock plans. Between January 1, 1996 and August 31, 1996, WEC purchased shares required for the plans on the open market. In
September 1996, WEC issued 310,382 new shares of common stock through the Company's stock plans and received proceeds of approximately $8.5 million.

Capital requirements for the remainder of 1996 are expected to be principally for construction expenditures and payments to the Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met through internal sources of funds from operations and short-term borrowings. However, WE plans to issue up to $200 million of additional intermediate-term debentures in a public offering in the fourth quarter of 1996 depending upon market conditions and other factors. Proceeds from the sale of the debentures will be added to the general funds of WE and applied to the repayment of short-term borrowings and for other general corporate purposes.


RESULTS OF OPERATIONS

1996 THIRD QUARTER

Earnings

During the third quarter of 1996, WEC's consolidated net income and earnings per share of common stock were $53.4 million and $0.48, respectively, compared to $58.4 million and $0.53, respectively, during the third quarter of 1995.
As described below, earnings decreased primarily because lower 1996 third quarter electric kilowatt-hour sales and 1996 retail electric and gas rate decreases more than offset the favorable impact of decreases in certain Operating Expenses.

Electric Revenues, Gross Margins and Sales

Primarily as a result of lower electric kilowatt-hour sales in 1996 compared to 1995 and of annualized electric retail rate decreases effective
January 1, 1996 of approximately $33.4 million or 2.75% in Wisconsin and

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 THIRD QUARTER RESULTS OF OPERATIONS (Cont'd)

$1.1 million or 3.3% in Michigan, total Electric Operating Revenues decreased by 6.9% or $26.5 million during the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Also contributing to the 1996 decrease in Electric Operating Revenues were the effects of renegotiated contracts effective in 1996 with various wholesale customers and with the Empire and Tilden iron ore mines (the "Mines"), WE's two largest retail customers, and the continued reduction in sales to Wisconsin Public Power Inc. System ("WPPI"), WE's largest municipal power customer. The renegotiated contracts contain discounts from previous rates charged to these customers in exchange for contract extensions. WPPI has been reducing its purchases from WE subsequent to acquiring generating capacity in 1990, 1993 and 1996.

==============================================================================
                                         Three Months Ended September 30
                                     ---------------------------------------
Electric Gross Margin ($000)            1996             1995       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  359,213       $  385,725      (6.9)
  Fuel & Purchased Power                 84,884           94,700     (10.4)
                                     ----------       ----------
  Gross Margin                       $  274,329       $  291,025      (5.7)
==============================================================================

Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) decreased by 5.7% or approximately $16.7 million. The gross margin decreased because of the 1996 retail electric rate decrease noted above and because the 1996 decrease in electric sales were primarily to Residential customers who are more sensitive to weather variations than other customer classes and who contribute higher margins to earnings.

The lower 1996 Electric Operating Revenues more than offset the favorable effect of a net decrease in 1996 Fuel and Purchased Power expenses of 10.4% or $9.8 million. Total Fuel expenses decreased 16.0% or $14.2 million in the third quarter of 1996 compared to the third quarter of 1995 primarily due to lower average coal costs per ton consumed and to lower net generation in the third quarter of 1996. Between the comparative periods, Purchased Power expenses increased 80.2% or by $4.4 million and net generation decreased 8.0% as a result of the lower total electric kilowatt-hour sales and as WE substituted increased power purchases for generation.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 THIRD QUARTER RESULTS OF OPERATIONS (Cont'd)

==============================================================================
                                         Three Months Ended September 30
                                     ---------------------------------------
Electric Sales (Megawatt-hours)         1996             1995       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,747,795        1,919,726      (9.0)
  Small Commercial/Industrial         1,928,793        1,883,412       2.4
  Large Commercial/Industrial         2,865,994        2,872,876      (0.2)
  Other                                 351,521          412,772     (14.8)
                                     ----------       ----------
  Total Retail and Municipal          6,894,103        7,088,786      (2.7)
  Resale-Utilities                      297,044          320,764      (7.4)
                                     ----------       ----------
  Total Sales                         7,191,147        7,409,550      (2.9)
==============================================================================

The decrease in total electric sales during the third quarter of 1996 compared to the same period in 1995 was primarily due to cooler summer weather in 1996. As measured by cooling degree days, the third quarter of 1996 was 35.1% cooler than the same period during 1995 and 9.8% cooler than normal. Electric energy sales to the Mines increased approximately 1.8% or by 10,700 megawatt-hours during the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Excluding the Mines, total electric sales decreased approximately 3.4% and sales to the remaining Large Commercial/Industrial customers decreased approximately 0.8%.

Gas Revenues, Gross Margins and Sales

Primarily as a result of lower total natural gas therm deliveries in the third quarter of 1996 compared to the third quarter of 1995 and an annualized $8.3 million or 2.6% Wisconsin retail gas rate decrease effective January 1, 1996, total Gas Operating Revenues decreased approximately 2.8% or by $1.1 million and the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) decreased by 13.4% or $2.0 million.

==============================================================================
                                         Three Months Ended September 30
                                     ---------------------------------------
Gas Gross Margin ($000)                 1996             1995       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $   38,333       $   39,426      (2.8)
  Cost of Gas Sold                       25,388           24,476       3.7
                                     ----------       ----------
  Gross Margin                       $   12,945       $   14,950     (13.4)
==============================================================================

The retail gas rate decrease reduced the contribution of all 1996 retail therm sales to gross margin. In addition, decreased 1996 therm deliveries to Residential customers, who contribute higher margins to earnings than other customer classes, lowered the gross margin in the third quarter of 1996

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 THIRD QUARTER RESULTS OF OPERATIONS (Cont'd)

compared to the third quarter of 1995. The change in the Cost of Gas Sold, which increased 3.7% in the third quarter of 1996 due to higher per unit cost of purchased gas, is passed on to sales customers through the purchased gas adjustment mechanism and does not affect gross margin.

==============================================================================
                                         Three Months Ended September 30
                                     ---------------------------------------
Therms Delivered - Thousands            1996             1995       % Change
----------------------------         ----------       ----------    --------
  Residential                            20,680           23,955     (13.7)
  Commercial/Industrial                  13,007           12,506       4.0
  Interruptible                           4,245            2,555      66.1
                                     ----------       ----------
  Total Sales                            37,932           39,016      (2.8)
  Transported Customer Owned Gas         53,759           51,079       5.2
  Other - Interdepartmental              14,250           25,064     (43.1)
                                     ----------       ----------
  Total Gas Delivered                   105,941          115,159      (8.0)
==============================================================================

Natural gas therm deliveries during the third quarter of 1996 decreased 8.0% compared to the third quarter of 1995, primarily due to lower electric generation peaking requirements in the summer of 1996 compared to 1995. Other-Interdepartmental therm deliveries decreased 43.1% during the third quarter of 1996 compared to the same period in 1995 as a result of warmer 1995 summer weather. These therm deliveries to WE facilities, primarily the natural gas fired peaking generating units at the Concord and Paris Generating Stations, are at rates approved by the PSCW.

Operating Expenses

Other Operation Expenses decreased 12.2% or by approximately $12.6 million in the third quarter of 1996 compared to the third quarter of 1995, primarily due to a change in accounting for capitalized conservation expenses in 1996, lower pension and benefit expenses and the timing of certain miscellaneous operating expenses. Maintenance expense decreased approximately 13.0% or by $3.0 million between the same comparative periods primarily as a result of lower electric distribution system maintenance costs. Depreciation expense increased 5.9% or by approximately $2.8 million in the third quarter of 1996 compared to the same period in 1995 primarily due to increased nuclear decommissioning expenses in 1996.

1996 YEAR-TO-DATE

Earnings

During the first nine months of 1996, WEC's consolidated net income and earnings per share of common stock were approximately $161.8 million and $1.46, respectively, compared to approximately $172.6 million and $1.57,

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

respectively, during the first nine months of 1995. As described below, earnings decreased primarily because 1996 retail electric and gas rate decreases more than offset the favorable impact of increased 1996 year-to-date gas therm deliveries and decreases in certain Operating Expenses.

Electric Revenues, Gross Margins and Sales

Primarily as a result of the electric retail rate decreases effective
January 1, 1996 noted above, total Electric Operating Revenues decreased by 3.0% or $32.5 million during the first nine months of 1996 compared to the first nine months of 1995. Also contributing to the 1996 decrease in Electric Operating Revenues were the effects of the renegotiated wholesale and Mine contracts and the reduction in sales to WPPI noted above. A 1996 year-to-date increase in total electric kilowatt-hour sales of 1.0% was not sufficient to offset the impact on Electric Operating Revenues of the rate decreases, the renegotiated contracts and the reduced sales to WPPI.

==============================================================================
                                         Nine Months Ended September 30
                                     ---------------------------------------
Electric Gross Margin ($000)            1996             1995       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $1,044,374       $1,076,921      (3.0)
  Fuel & Purchased Power                244,087          261,336      (6.6)
                                     ----------       ----------
  Gross Margin                       $  800,287       $  815,585      (1.9)
==============================================================================

Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) decreased approximately 1.9% or by $15.3 million. The lower 1996 Electric Operating Revenues more than offset the favorable effect of decreased 1996 net Fuel and Purchased Power expenses. Fuel expenses declined 2.9% in 1996 primarily due to lower average coal costs per ton consumed. Between the comparative periods, Purchased Power expenses decreased 32.5% in 1996 as WE substituted lower cost generation for power purchases.

==============================================================================
                                         Nine Months Ended September 30
                                     ---------------------------------------
Electric Sales (Megawatt-hours)         1996             1995       % Change
-------------------------------      ----------       ----------    --------
  Residential                         5,222,537        5,218,854       0.1
  Small Commercial/Industrial         5,463,373        5,300,266       3.1
  Large Commercial/Industrial         8,101,893        8,060,228       0.5
  Other                               1,092,404        1,169,807      (6.6)
                                     ----------       ----------
  Total Retail and Municipal         19,880,207       19,749,155       0.7
  Resale-Utilities                      844,703          762,954      10.7
                                     ----------       ----------
  Total Sales                        20,724,910       20,512,109       1.0
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

1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

Total electric sales increased 1.0% during the first nine months of 1996 compared to the first nine months of 1995. Compared to the same periods in 1995, the cooler weather during the third quarter of 1996 noted above offset most of the positive impact on 1996 electric sales of substantially colder weather conditions earlier in 1996. Electric energy sales to the Mines increased approximately 4.0% or by 68,000 megawatt-hours during the nine months ended September 30, 1996 compared to the nine months ended
September 30, 1995. Excluding the Mines, total electric sales increased approximately 0.8% and sales to the remaining Large Commercial/Industrial customers decreased 0.4%.

Gas Revenues, Gross Margins and Sales

Despite the retail gas rate decrease effective January 1, 1996 noted above, total Gas Operating Revenues increased 11.8% or by $25.5 million during the first nine months of 1996 compared to the first nine months of 1995. Between the comparative periods, the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) increased 4.8% or by approximately $4.2 million. An 8.2% increase in total therm deliveries during the nine months ended September 30, 1996 more than offset the impact of the rate decrease on Gas Operating Revenues and on gross margin.

==============================================================================
                                         Nine Months Ended September 30
                                     ---------------------------------------
Gas Gross Margin ($000)                 1996             1995       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  241,229       $  215,701      11.8
  Cost of Gas Sold                      151,179          129,815      16.5
                                     ----------       ----------
  Gross Margin                       $   90,050       $   85,886       4.8
==============================================================================

The gross margin grew because the increased therm deliveries were primarily to Residential and Commercial customers who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes. As noted above, the change in the Cost of Gas Sold, which increased 16.5% during the first nine months of 1996 compared to the same period in 1995 due to higher therm sales and higher per unit cost of purchased gas, is passed on to sales customers through the purchased gas adjustment mechanism and does not affect gross margin.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                    PART I - FINANCIAL INFORMATION (Cont'd)

1996 YEAR-TO-DATE RESULTS OF OPERATIONS (Cont'd)

==============================================================================
                                         Nine Months Ended September 30
                                     ---------------------------------------
Therms Delivered - Thousands            1996             1995       % Change
----------------------------         ----------       ----------    --------
  Residential                           248,783          219,003      13.6
  Commercial/Industrial                 154,985          133,484      16.1
  Interruptible                          25,327           18,761      35.0
                                     ----------       ----------
  Total Sales                           429,095          371,248      15.6
  Transported Customer Owned Gas        191,189          189,637       0.8
  Other - Interdepartmental              27,915           38,133     (26.8)
                                     ----------       ----------
  Total Gas Delivered                   648,199          599,018       8.2
==============================================================================

Year-to-date natural gas therm deliveries increased primarily due to the impact of the substantially colder weather conditions during the winter and spring of 1996 compared to the same period in 1995. However, Other-Interdepartmental therm deliveries decreased 26.8% in 1996 as a result of the cooler summer 1996 weather compared to the summer of 1995.

Operating Expenses

Other Operation Expenses decreased 3.3% or by $9.9 million in the first nine months of 1996 compared to the first nine months of 1995, primarily due to lower capitalized conservation expenses in 1996, lower 1996 pension and benefit expenses and the timing of certain miscellaneous operating expenses. Maintenance expense decreased 13.5% or by approximately $11.2 million in the first nine months of 1996 compared to the same period in 1995 in part due to the costs of unscheduled or longer than expected outages in 1995 at two of WE's most efficient power plants. Depreciation expense increased approximately 11.6% or by $15.8 million between the same comparative periods primarily due to higher depreciable plant balances and increased decommissioning expenses in 1996. During the first nine months of 1996, Operating Taxes Other Than Income Taxes increased 6.5% or by $3.6 million compared to the same period in 1995 as a result of tax adjustments related to prior periods.

Other Items

During the first nine months of 1996, Miscellaneous - Net Other Income and Deductions decreased by approximately $8.4 million compared to the same period in 1995 as a result of the change in accounting for capitalized conservation investments in 1996 described above.

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

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" and ITEM 3. LEGAL PROCEEDINGS in Part I of WEC's and WE's respective Annual Reports on Form 10-K for the year ended
December 31, 1995 and with ITEM 1. LEGAL PROCEEDINGS in PART II of WEC's and WE's combined Quarterly Reports on Form 10-Q for the quarters ended
March 31, 1996 and June 30, 1996.


RATE MATTERS

Wisconsin Retail Jurisdiction

1997 Test Year: On January 16, 1996, WE filed specific financial data with the PSCW related to the 1997 test year showing an $82.2 million revenue deficiency for its utility operations based upon a regulatory return on equity of 12.5%. The PSCW had determined that it required a special full review of WE's rates for the 1997 test year in connection with consideration of the application for approval of the proposed merger of WEC and NSP. The dollar impacts and percentage increases requested for Wisconsin retail electric, gas and steam customers are $77.0 million or 6.2%, $4.3 million or 1.4% and $0.9 million or 6.4%, respectively, on an annualized basis. In March 1996, WE filed testimony and exhibits with the PSCW related to the 1997 test year. The PSCW staff has reviewed WE's 1997 test year financial data and testimony and has developed a preliminary recommendation for an electric rate decrease of $31.1 million or 2.4%, a gas rate decrease of $9.2 million or 2.9% and a steam rate decrease of $0.3 million or 1.3% based upon a regulatory return on equity of 11.1%. Hearings on this matter were concluded in October 1996 and it is now pending a decision and an order by the PSCW. Any changes in rates would not take effect until January 1, 1997.


ENVIRONMENTAL COMPLIANCE

Solid Waste Landfills

ETSM Property & City of West Allis: As previously reported, iron cyanide bearing wastes were found on property owned by WE, located in the City of West Allis, Wisconsin, and an adjacent property owned by Giddings & Lewis and/or Kearney & Trecker. The wastes were removed and properly disposed of, with WE's share of the cleanup at about $0.1 million. Adjacent landowners have alleged that WE is the source of the material.

Also as previously reported, the City of West Allis discovered iron cyanide bearing wastes on a separate parcel of property owned by the city at 113th St. and Greenfield Avenue. The waste is believed to be process waste from a former manufactured gas plant. The City of West Allis alleges that WE was the source of this material.

Giddings & Lewis and the City of West Allis sent WE a notice that they intend to sue WE under the Resource Conservation and Recovery Act of 1976.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

ENVIRONMENTAL COMPLIANCE (Cont'd)

On July 25, 1996, Giddings & Lewis, Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against WEC, WE and Wisconsin Natural Gas Company ("WN"), a former wholly owned gas utility subsidiary of WEC which was merged into WE effective January 1, 1996, alleging they are responsible for the deposition of the material and liable to the plaintiffs for trespass, breach of contract, nuisance and other theories of liability as a result of the placement and presence of such material on the properties. WEC and WE have answered the lawsuit.

In a related matter, an insurance company filed suit against WE in the Circuit Court for Fond du Lac County, Wisconsin on September 10, 1996. The insurance company represents a contractor against which Giddings & Lewis and Kearney & Trecker have asserted a counterclaim for damages resulting from the alleged failure of the contractor to discover the iron cyanide bearing wastes noted above on the Giddings & Lewis and/or Kearney & Trecker property. WE has not yet answered the lawsuit.

Maxey Flats Nuclear Disposal Site: As previously reported, WE was advised in 1986 by the United States Environmental Protection Agency that it was one of a number of Potentially Responsible Parties for cleanup at this low-level radioactive waste site located in Morehead, Kentucky. The amount of waste contributed by WE was significantly less than one percent of the total. Under the terms of a de minimis consent decree entered by the court in April 1996, WE paid $163,000 in May 1996 as its share of the settlement fund for site cleanup costs closing out WE's participation in activities at the site. This settlement was to have been completed in 1995, but was held up by a lawsuit filed by unions concerning the amount of work on the cleanup to be done by organized labor.

OTHER LITIGATION

Uranium Enrichment Charges: On February 9, 1995, WE and ten other utilities filed an action in the U.S. Court of Federal Claims appealing the final decision of the U.S. Enrichment Corporation contracting officer in November 1994 which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between July 1, 1993 and September 30, 1994. The damages sought by WE totaled $3.3 million. On August 9, 1996, the U.S. Court of Federal Claims issued a decision dismissing the complaint in a companion case involving the same issues. On October 10, 1996, that decision was appealed to the U.S. Court of Appeals for the Federal Circuit. The utilities have requested that their cases be suspended pending a decision by the Court of Appeals.

In a related matter, WE and six other utilities filed an action in the U.S. Court of Federal Claims on October 11, 1996 appealing the final decision of the U.S. Department of Energy ("DOE") contracting officer in October 1995, which denied claims of the utilities for damages by reason of overcharges for uranium enrichment services provided under Utility Services Contracts between October 1, 1992 and June 30, 1993. The damages sought by WE total
$1.3 million.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

OTHER LITIGATION (Cont'd)

Personal Injury Suit: On October 1, 1994, a jury returned a $2.85 million verdict against WN in a case in the Circuit Court for Milwaukee County, involving a gas pipe fire which injured the plaintiff. On December 23, 1994, WN resolved the litigation between itself and plaintiff with a payment of $2.55 million to plaintiff, of which $550,000 was covered by WN's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of WN. On September 8, 1995, WN commenced an action for such indemnification in Milwaukee County Circuit Court, against the construction company and its insurers. On October 7, 1996, the Circuit Court for Milwaukee County granted WN's motion for summary judgment requiring such indemnification in the amount of $2.55 million.

ITEM 5.  OTHER INFORMATION

POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT

In May 1996, WE received a written order from the PSCW ("PSCW Order") approving replacement of the Unit 2 steam generators and reaffirming its prior decision approving WE's construction and operation of an Independent Spent Fuel Storage Installation ("ISFSI") for dry cask storage of spent nuclear fuel at Point Beach Nuclear Plant ("Point Beach"). In July 1996, the PSCW denied a petition for rehearing filed by the intervenors in the proceeding.

Failure by the PSCW to approve the steam generator replacement and reaffirm authorization for the ISFSI would have jeopardized the continued operation of Point Beach. The Unit 2 replacement steam generators are necessary due to the degradation of tubes within the steam generators and will permit operation of Unit 2 at least until its current operating license expires in 2013. The steam generator replacement and fall refueling outage began on October 5, 1996 and is scheduled to be completed in late December 1996. The ISFSI provides interim dry cask storage of spent fuel from Point Beach until the DOE takes ownership of and removes the spent fuel under an existing contract mandated by the Nuclear Waste Policy Act. The ISFSI is necessary because the spent fuel pool inside the plant is nearly full. Construction of the ISFSI was completed during 1995.

Two casks have been loaded with spent fuel and transferred to the ISFSI. During welding operations on the third cask on May 28, 1996, hydrogen gas was ignited within the cask. Loading has been halted until actions are implemented to prevent reoccurrence of such an event and until the Nuclear Regulatory Commission ("NRC") has reviewed and accepted such actions. The NRC may act on this matter in late 1996 after which WE plans to resume the transfer of spent fuel to the ISFSI.

The NRC has conducted an investigation of the hydrogen gas ignition and has identified certain deficiencies which WE expects will result in enforcement action, including possible civil penalties. These deficiencies and other potential violations of NRC requirements which the NRC has found in various plant activities were discussed with the NRC at a predecisional enforcement conference in September 1996. WE expects the NRC to act on this matter in late November 1996.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT
  (Cont'd)

On August 8, 1996, a group of intervenors in the PSCW Order proceeding filed in Dane County Circuit Court a petition for judicial review of the PSCW Order. The petition seeks reversal of the PSCW Order and a remand to the PSCW directing it to deny WE's request for authorization to replace the steam generators and to construct the ISFSI, or in the alternative, to correct the alleged errors in the PSCW Order. WE has intervened in the proceeding to vigorously oppose the petition. The petitioners filed a motion with the Circuit Court to stay the PSCW Order pending a decision on the merits of their petition. The petitioners also moved the Circuit Court for a temporary stay on the PSCW Order until the motion for a stay could be heard and decided. On October 7, 1996, the temporary stay was denied and on November 1, 1996, the Circuit Court denied the motion to stay the PSCW Order. A briefing schedule on the merits has been set with the final briefs due on December 27, 1996.

In early October 1996, the NRC requested all nuclear reactor licensees in the United States to describe the processes used to ensure the adequacy and integrity of the licensees' design bases for their plants and to ensure the plants continue to be operated and maintained in accordance with the design bases. WE expects to respond to the NRC in early February 1997 with respect to Point Beach.

Information concerning the PSCW's initial approval of WE's application to utilize dry cask storage for spent nuclear fuel generated at Point Beach and pending legal proceedings with respect to the PSCW's decision, and information with respect to WE's application to the PSCW for the replacement of the Unit 2 steam generators at Point Beach, is contained in ITEM 1. BUSINESS - "SOURCES OF GENERATION - Nuclear" of WEC's and WE's respective annual reports on Form 10-K for the year ended December 31, 1995 and in ITEM 5. OTHER INFORMATION - "POINT BEACH UNIT 2 STEAM GENERATORS & DRY CASK STORAGE PROJECT" in Part II of WEC's and WE's combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.


DEVELOPMENT OF ISO FOR WISCONSIN'S TRANSMISSION SYSTEM

The PSCW is conducting a generic investigation into the electric utility industry in Wisconsin. As part of that investigation, it stated that it intended to examine whether an Independent System Operator ("ISO") that effectively separates control and operation of the transmission system from the ownership of generation could be developed. On September 30, 1996, the PSCW issued an order setting forth principles for an acceptable ISO. Among the principles are that the ISO would operate the transmission system, be governed by a Board of Directors not subject to control by transmission owners and be the principal transmission planner. The PSCW indicated that the preferred method of transfer of authority to the ISO is a contract with a minimum length of five years. WE cannot predict the timing of implementation of the ISO. The PSCW has indicated that it will consider the principles contained in its September 30, 1996 ISO order as hearings are held on the

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

DEVELOPMENT OF ISO FOR WISCONSIN'S TRANSMISSION SYSTEM (Cont'd)

Primergy Corporation merger application. See ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" below for discussion of the Merger Agreement between WEC and NSP.

WE is one of 22 utilities who are participating in the formation of a Midwest ISO which would be responsible for ensuring nondiscriminatory open transmission service access and the planning and security of the combined bulk transmission systems of the utilities. These utilities are all transmission facility owners within the East Central Area Reliability Council ("ECAR") or the Mid-America Interconnected Network ("MAIN"). In its Wisconsin statewide ISO order, the PSCW did not specifically address how the Wisconsin ISO might be merged into the regional Midwest ISO once it was formed. Plans for the Midwest ISO are expected to be filed with the Federal Energy Regulatory Commission ("FERC") in early 1997 and would be implemented in stages after acceptance by the FERC.


MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY

On April 28, 1995, Wisconsin Energy Corporation ("WEC") and Northern States Power Company, a Minnesota corporation ("NSP") entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of WEC's utility subsidiary, Wisconsin Electric Power Company ("WE", which will be renamed Wisconsin Energy Company), of NSP (which, for regulatory reasons, will reincorporate in Wisconsin ("New NSP")), and of the other subsidiaries of WEC and NSP. In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at September 30, 1996 of $22.7 million. The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". On September 13, 1995, the stockholders of WEC and NSP voted to approve the proposed Transaction.

The Merger Agreement is subject to various conditions, including approval of various regulatory agencies listed below. WEC and NSP are working towards satisfaction of the various conditions to the Transaction, including obtaining all required regulatory authorizations by early 1997 and consummating the Transaction as soon as practicable thereafter.

WEC and NSP have proposed that upon consummation of the Transaction retail electric rates be reduced by approximately 1.5% and frozen at that level for four years in the jurisdictions in which they operate. WEC and NSP have also

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

proposed a four year freeze in their wholesale electric rates. For retail gas customers, WE and NSP-WI have proposed that Wisconsin Energy Company implement a $4.2 million reduction in retail gas rates on an annualized basis and a four year rate freeze for customers in Wisconsin and Michigan. NSP has proposed a two year gas retail rate freeze in its Minnesota jurisdiction and a modest gas retail rate reduction and four year gas retail rate freeze in its North Dakota jurisdiction.

Securities and Exchange Commission: On April 5, 1996, WEC and NSP submitted the initial filing with the Securities and Exchange Commission ("SEC") to facilitate registration of Primergy under the PUHCA. Although WEC and NSP are working to avoid divestitures, the PUHCA could require Primergy to divest of certain of its gas utility and/or nonregulated operations as a condition of approval of the Transaction.

Federal Energy Regulatory Commission: In July 1995, WEC and NSP filed an application and supporting testimony with the Federal Energy Regulatory Commission ("FERC") seeking approval of the Transaction. On May 28, 1996, WEC and NSP filed additional evidence with the FERC, providing a detailed analysis of generation "market power" and more specific information about the ISO proposal included in earlier filings. This additional information was provided to the FERC in response to concerns raised by intervenors in the merger proceeding and by the FERC staff. The FERC asked for an analysis of "market power" or Primergy's potential ability to manipulate its generation or transmission systems to cause transmission constraints and raise prices.

The FERC held hearings on the merger application in June 1996. Subject to WEC and NSP meeting eight conditions, the administrative law judge in the merger proceeding ("ALJ") issued an initial decision on August 29, 1996 recommending approval of the merger application. The ALJ's initial decision included recommendations for a working Independent System Operator ("ISO") and specifically rejected the need for divestiture of any generation or transmission facilities as a requirement for ensuring open and equal access to the transmission system. Intervenors in the merger proceedings filed briefs on exceptions to the ALJ's initial decision in September 1996, including opposition to the Primergy merger applicants' proposed ISO. In October 1996, in response to the FERC staff and intervenor opposition to the merger based on the claim that Primergy would be able to exercise transmission "market power" after the merger, WEC and NSP filed with the FERC a Unilateral Settlement Offer of the Primergy Merger Applicants ("Settlement Offer") regarding the proposed ISO for Primergy. The Settlement Offer contains all of the elements appropriate to an ISO and addresses all issues and concerns related to transmission "market power".

Public Service Commission of Wisconsin: On August 4, 1995, WEC and NSP filed an application with the Public Service Commission of Wisconsin ("PSCW") seeking approval of the Transaction. In March 1996, WEC and NSP filed testimony and exhibits supporting the August 4, 1995 merger application. In July 1996, the PSCW held a prehearing conference on the merger proceeding. At the prehearing conference, the parties agreed upon an extensive issues list and a schedule for the hearing. In early October 1996, testimony and exhibits

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

related to the merger application were submitted by the PSCW staff, the merger applicants and intervenors. The PSCW staff proposed various conditions to approval of the Transaction including potential divestiture of certain electric and gas assets and larger reductions in retail electric rates than contemplated in the original merger application. The merger applicants' testimony contained the same ISO proposal that was filed with the FERC in the Settlement Offer noted above. Intervenor testimony alleged the Transaction would create "market power" and sought denial of the Transaction or imposition of various conditions. Hearings began on October 30, 1996 and are expected to conclude in November 1996.

Minnesota Public Utilities Commission: On August 4, 1995, WEC and NSP filed an application with the Minnesota Public Utilities Commission ("MPUC") seeking approval of the Transaction. On January 16, 1996, the Minnesota Department of Public Service filed comments with the MPUC recommending approval of the merger application. In June 1996, the MPUC issued an order which established the procedural framework for the MPUC's consideration of the merger. The issues of merger-related savings, electric rate freeze characteristics, NSP's pre-merger revenue requirements, Primergy's ability to control the transmission interface between the Mid-Continent Area Power Pool and the Wisconsin and upper Michigan area, and the impact of control of this interface on Minnesota utilities were set for contested case hearings. In early August 1996, WEC and NSP filed testimony and exhibits related to the contested case hearing on its merger application. On August 5, 1996, an administrative law judge issued a Pre-Hearing Order which set the evidentiary hearing dates from November 18 through December 6, 1996.

Michigan Public Service Commission: On August 4, 1995, WEC and NSP filed an application with the Michigan Public Service Commission ("MPSC") seeking approval of the Transaction. On April 10, 1996, the MPSC approved the merger application through a settlement agreement containing terms consistent with the merger application.

North Dakota Public Service Commission: On August 4, 1995, WEC and NSP filed an application with the North Dakota Public Service Commission ("NDPSC") seeking approval of the Transaction. On June 26, 1996, the NDPSC approved the merger application.

Other Federal Agencies: In the fall of 1995, WEC and NSP filed applications with the Nuclear Regulatory Commission for license amendments and approvals related to the Merger Agreement. Also in 1995, WEC and NSP received a ruling from the United States Internal Revenue Service indicating that the proposed successive merger transactions included in the Merger Agreement would not prevent treatment of the Transaction as a tax-free reorganization under applicable tax law if each transaction independently so qualified. WEC and NSP will file required notifications with the Federal Trade Commission and the United States Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required include a request for

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of September 30, 1996, WEC has deferred $10.6 million of costs associated with the Transaction as a component of Deferred Charges and Other Assets-Other.

Detailed information with respect to the Merger Agreement and the proposed Transaction, including pro forma combined condensed financial information, is contained in WEC's and WE's combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, in WEC's and WE's respective 1995 Annual Reports on Form 10-K and in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) relating to the meetings of the stockholders of WEC and NSP to vote on the Merger Agreement and related matters.


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

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at September 30, 1996. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1996. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY (Cont'd)

Primergy Corporation Information: The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSP after giving effect to the Transaction to form Primergy. A $139.6 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability.
The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into 1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

                                  PRIMERGY CORPORATION

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 1996

                                     (In thousands)
                                                          NSP             WEC           Pro Forma       Pro Forma
           Pro Forma Balance Sheet                   (As Reported)   (As Reported)     Adjustments      Combined
  ------------------------------------------          ------------    ------------    ------------    ------------
                    Assets
Utility Plant
  Electric                                            $  6,739,374    $  4,767,907    $        -      $ 11,507,281
  Gas                                                      735,341         497,399             -         1,232,740
  Other                                                    321,319          40,384             -           361,703
                                                      ------------    ------------    ------------    ------------
     Total                                               7,796,034       5,305,690             -        13,101,724
  Accumulated provision for depreciation                (3,556,491)     (2,393,652)            -        (5,950,143)
  Nuclear fuel - net                                       104,948          59,011             -           163,959
                                                      ------------    ------------    ------------    ------------
     Net Utility Plant                                   4,344,491       2,971,049             -         7,315,540

Current Assets
  Cash and cash equivalents                                 79,398           7,315             -            86,713
  Accounts receivable - net                                326,257         127,259             -           453,516
  Accrued utility revenues                                  80,825          94,815             -           175,640
  Fossil fuel inventories                                   56,801         113,891             -           170,692
  Material & supplies inventories                          108,553          70,180             -           178,733
  Prepayments and other                                     65,053          52,015             -           117,068
                                                      ------------    ------------    ------------    ------------
     Total Current Assets                                  716,887         465,475             -         1,182,362

Other Assets
  Regulatory assets                                        371,628         288,653             -           660,281
  External decommissioning fund                            239,797         303,083             -           542,880
  Investments in non-regulated projects
     and other investments                                 335,911         100,015             -           435,926
  Non-regulated property - net                             180,599         152,627             -           333,226
  Intangible assets and other (Note 4)                     205,623         324,849        (139,649)        390,823
                                                      ------------    ------------    ------------    ------------
     Total Other Assets                                  1,333,558       1,169,227        (139,649)      2,363,136
                                                      ------------    ------------    ------------    ------------
Total Assets                                          $  6,394,936    $  4,605,751    $   (139,649)   $ 10,861,038
                                                      ============    ============    ============    ============
           Liabilities and Equity

Capitalization
 Common stock equity:
  Common stock (Note 1)                               $    172,659    $      1,111    $   (171,536)   $      2,234
  Other stockholders' equity (Note 1)                    1,932,789       1,915,446         171,536       4,019,771
                                                      ------------    ------------    ------------    ------------
     Total Common Stock Equity                           2,105,448       1,916,557             -         4,022,005

  Cumulative preferred stock and premium                   240,469          30,450             -           270,919
  Long-term debt                                         1,673,145       1,330,600             -         3,003,745
                                                      ------------    ------------    ------------    ------------
     Total Capitalization                                4,019,062       3,277,607             -         7,296,669

Current Liabilities
  Current portion of long-term debt                        159,840          55,750             -           215,590
  Short-term debt                                          222,601         170,533             -           393,134
  Accounts payable                                         187,682         108,019             -           295,701
  Taxes accrued                                            219,331          19,865             -           239,196
  Other accrued liabilities                                156,575          86,743             -           243,318
                                                      ------------    ------------    ------------    ------------
     Total Current Liabilities                             946,029         440,910             -         1,386,939

Other Liabilities
  Deferred income taxes (Note 4)                           834,596         501,262        (139,649)      1,196,209
  Deferred investment tax credits                          152,753          86,867             -           239,620
  Regulatory liabilities                                   269,983         162,462             -           432,445
  Other liabilities and deferred credits                   172,513         136,643             -           309,156
                                                      ------------    ------------    ------------    ------------
     Total Other Liabilities                             1,429,845         887,234        (139,649)      2,177,430
                                                      ------------    ------------    ------------    ------------
Total Capitalization and Liabilities                  $  6,394,936    $  4,605,751    $   (139,649)   $ 10,861,038
                                                      ============    ============    ============    ============

See accompanying notes to unaudited pro forma combined condensed financial statements.

                             PRIMERGY CORPORATION

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                     NINE MONTHS ENDED SEPTEMBER 30, 1996

                   (In thousands, except per share amounts)


                                                        NSP           WEC        Pro Forma     Pro Forma
                                                   (As Reported) (As Reported)  Adjustments    Combined
                                                    ----------    ----------    -----------   ----------
Utility Operating Revenues
  Electric                                          $1,605,708    $1,044,374    $      -      $2,650,082
  Gas                                                  338,518       241,229           -         579,747
  Steam                                                    -          10,341           -          10,341
                                                    ----------    ----------    -----------   ----------
       Total Operating Revenues                      1,944,226     1,295,944           -       3,240,170

Utility Operating Expenses
  Electric production-fuel and purchased power         410,900       244,087           -         654,987
  Cost of gas sold & transported                       207,088       151,179           -         358,267
  Other operation                                      409,871       288,625           -         698,496
  Maintenance                                          120,804        71,375           -         192,179
  Depreciation and amortization                        227,644       152,706           -         380,350
  Taxes other than income taxes                        182,889        59,384           -         242,273
  Income taxes                                         119,495        98,368           -         217,863
                                                    ----------    ----------    -----------   ----------
       Total Operating Expenses                      1,678,691     1,065,724           -       2,744,415
                                                    ----------    ----------    -----------   ----------
Utility Operating Income                               265,535       230,220           -         495,755

Other Income (Expense)
  Equity earnings of unconsolidated investees           18,388           -             -          18,388
  Other income and deductions - net                      8,148        11,758           -          19,906
                                                    ----------    ----------    -----------   ----------
       Total Other Income (Expense)                     26,536        11,758           -          38,294
                                                    ----------    ----------    -----------   ----------
Income Before Interest Charges
  and Preferred Dividends                              292,071       241,978           -         534,049

Interest Charges                                        97,240        79,288           -         176,528

Preferred Dividends of Subsidiaries                      9,184           902           -          10,086
                                                    ----------    ----------    -----------   ----------
Net Income                                          $  185,647    $  161,788    $      -      $  347,435
                                                    ==========    ==========    ===========   ==========
Average Common Shares Outstanding (Note 1)              68,642       110,848         42,970      222,460

Earnings Per Common Share                           $     2.70    $     1.46                  $     1.56
                                                    ==========    ==========                  ==========

See accompanying notes to unaudited pro forma combined condensed financial statements.




















                             PRIMERGY CORPORATION

     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS


1. The pro forma combined condensed financial statements reflect the conversion of each share of NSP Common Stock ($2.50 par value) outstanding into 1.626 shares of Primergy Common Stock ($.01 par value) and the continuation of each share of WEC Common Stock ($.01 par value) outstanding as one share of Primergy Common Stock, as provided in the Merger Agreement. The pro forma combined condensed financial statements are presented as if the companies were combined during all periods included therein.

2. The allocation between NSP and WEC and their customers of the estimated cost savings resulting from the Transaction, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Cost savings resulting from the Transaction are estimated to be approximately $2 billion over a 10-year period, net of transaction costs (including fees for financial advisors, attorneys, accountants, consultants, filings and printing) and costs to achieve the savings of approximately $30 million and $122 million, respectively. None of these estimated cost savings, the costs to achieve such savings, or the transaction costs have been reflected in the pro forma combined condensed financial statements.

3. Intercompany transactions (including purchased and exchanged power transactions) between NSP and WEC during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions.

4. A pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the pro forma combined condensed balance sheet into one net amount. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined condensed financial statements.



Pro Forma Combined Condensed Financial Statements (Cont'd)

Wisconsin Energy Company Information: The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and NSP-WI to give effect to the Transaction, including the transfer of certain gas assets from NSP-WI to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1996 year to date revenues of $24.2 million and related expenses associated with the transfer of certain gas assets from NSP-WI to New NSP. A $135.4 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. A net $22.7 million pro forma adjustment has also been made in the summarized unaudited pro forma combined balance sheet information to reflect the transfer of certain gas assets from NSP-WI to New NSP. Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.

                               WISCONSIN ENERGY COMPANY *

                  UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 1996

                                     (In thousands)

                                                                                                       Adjusted
                                                            WE           NSP-WI        Pro Forma       Pro Forma
           Pro Forma Balance Sheet                     As Reported    As Adjusted     Adjustments      Combined
  ------------------------------------------          ------------    ------------    ------------    ------------
                                                                     (See Page 32)     (Note 3)
                    Assets

Utility Plant
  Electric                                            $  4,767,907    $    886,837    $       -       $  5,654,744
  Gas                                                      497,399          63,919            -            561,318
  Other                                                     40,384          67,139            -            107,523
                                                      ------------    ------------    ------------    ------------
     Total                                               5,305,690       1,017,895            -          6,323,585
  Accumulated provision for depreciation                (2,393,652)       (374,015)           -         (2,767,667)
  Nuclear fuel - net                                        59,011            -               -             59,011
                                                      ------------    ------------    ------------    ------------
     Net Utility Plant                                   2,971,049         643,880            -          3,614,929


Current Assets                                             455,078          88,252            -            543,330


Other Assets                                               917,384          50,093        (135,387)        832,090
                                                      ------------    ------------    ------------    ------------

Total Assets                                          $  4,343,511    $    782,225    $   (135,387)   $  4,990,349
                                                      ============    ============    ============    ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $  1,730,155    $    324,261    $       -       $  2,054,416
  Cumulative preferred stock and premium                    30,450            -               -             30,450
  Long-term debt                                         1,288,600         211,571            -          1,500,171
                                                      ------------    ------------    ------------    ------------
     Total Capitalization                                3,049,205         535,832            -          3,585,037


Current Liabilities
  Current portion of long-term debt                         55,275            -               -             55,275
  Short-term debt                                          158,224          49,800            -            208,024
  Other                                                    206,746          44,335            -            251,081
                                                      ------------    ------------    ------------    ------------
     Total Current Liabilities                             420,245          94,135            -            514,380


Other Liabilities                                          874,061         152,258        (135,387)        890,932
                                                      ------------    ------------    ------------    ------------

Total Capitalization and Liabilities                  $  4,343,511    $    782,225    $   (135,387)   $  4,990,349
                                                      ============    ============    ============    ============

See accompanying notes to unaudited pro forma combined condensed financial statements.

*  In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.












                        NORTHERN STATES POWER COMPANY - WISCONSIN

                       UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

                                   SEPTEMBER 30, 1996

                                     (In thousands)




                                                         NSP-WI                 Pro Forma                NSP-WI
           Pro Forma Balance Sheet                    As Reported              Adjustments            As Adjusted
  ------------------------------------------          ------------            ------------            ------------
                                                                                (Note 2)
                    Assets

Utility Plant
  Electric                                            $    886,837            $       -               $    886,837
  Gas                                                       98,525                 (34,606)                 63,919
  Other                                                     67,139                    -                     67,139
                                                      ------------            ------------            ------------
     Total                                               1,052,501                 (34,606)              1,017,895
  Accumulated provision for depreciation                  (388,896)                 14,881                (374,015)
  Nuclear fuel - net                                          -                       -                       -
                                                      ------------            ------------            ------------
     Net Utility Plant                                     663,605                 (19,725)                643,880


Current Assets                                              70,290                  17,962                  88,252


Other Assets                                                51,190                  (1,097)                 50,093
                                                      ------------            ------------            ------------

Total Assets                                          $    785,085            $     (2,860)           $    782,225
                                                      ============            ============            ============


           Liabilities and Equity

Capitalization
  Common stock equity                                 $    324,261            $       -               $    324,261
  Cumulative preferred stock and premium                      -                       -                       -
  Long-term debt                                           211,571                    -                    211,571
                                                      ------------            ------------            ------------
     Total Capitalization                                  535,832                    -                    535,832


Current Liabilities
  Current portion of long-term debt                           -                       -                       -
  Short-term debt                                           49,800                    -                     49,800
  Other                                                     44,335                    -                     44,335
                                                      ------------            ------------            ------------
     Total Current Liabilities                              94,135                    -                     94,135


Other Liabilities                                          155,118                  (2,860)                152,258
                                                      ------------            ------------            ------------

Total Capitalization and Liabilities                  $    785,085            $     (2,860)           $    782,225
                                                      ============            ============            ============


See accompanying notes to unaudited pro forma combined condensed financial statements.











                          WISCONSIN ENERGY COMPANY *

          UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                     NINE MONTHS ENDED SEPTEMBER 30, 1996

                                (In thousands)

                                         WE            NSP-WI        Pro Forma      Pro Forma
                                    As Reported     As Reported     Adjustments     Combined
                                    -----------     -----------     -----------     -----------
Utility Operating Revenues
  Electric                          $ 1,044,374     $   279,960     $       -       $ 1,324,334
  Gas                                   241,229          60,814             -           302,043
  Steam                                  10,341             -               -            10,341
                                    -----------     -----------     -----------     -----------
       Total Operating Revenues       1,295,944         340,774             -         1,636,718

Utility Operating Expenses
  Electric production - fuel
    and purchased power                 244,087         136,880             -           380,967
  Cost of gas sold
    and transported                     151,179          39,758             -           190,937
  Other operation                       288,625          57,831             -           346,456
  Maintenance                            71,375          14,434             -            85,809
  Depreciation and amortization         152,706          26,547             -           179,253
  Taxes other than income taxes          59,384          10,798             -            70,182
  Income taxes                           98,368          15,903             -           114,271
                                    -----------     -----------     -----------     -----------
       Total Operating Expenses       1,065,724         302,151             -         1,367,875
                                    -----------     -----------     -----------     -----------

Utility Operating Income                230,220          38,623             -           268,843

Other Income (Expense)                    8,963             590             -             9,553
                                    -----------     -----------     -----------     -----------

Income Before Interest Charges
  and Preferred Dividends               239,183          39,213             -           278,396

Interest Charges                         79,280          14,063             -            93,343
                                    -----------     -----------     -----------     -----------

Net Income                              159,903          25,150             -           185,053

Preferred Dividend
  Stock Requirement                         902             -               -               902
                                    -----------     -----------     -----------     -----------

Earnings Available
  for Common Stockholder            $   159,001     $    25,150     $       -       $   184,151
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

    As previously reported, on April 28, 1995, WEC, WE's parent company, and NSP entered into a Merger Agreement, which was amended and restated as of July 26, 1995. The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction. As a result, WEC will become a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent company of NSP, WE (which will be renamed Wisconsin Energy Company) and the other subsidiaries of WEC and NSP. The business combination is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". Subject to obtaining all requisite approvals, WEC and NSP anticipate completing this business combination as soon as practicable in 1997.

    As part of this proposed merger, the unaudited pro forma combined condensed financial statements reflect the merger of NSP-WI, currently a wholly owned subsidiary of NSP, into Wisconsin Energy Company. Prior to the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire certain gas utility assets in LaCrosse and Hudson, Wisconsin from NSP-WI.

2. A pro forma adjustment has been made in the NSP-WI Unaudited Pro Forma Condensed Balance Sheet at September 30, 1996 to reflect the sale at net book value of the gas utility assets and liabilities of NSP-WI divisions in LaCrosse and Hudson, Wisconsin to New NSP.

3. A pro forma adjustment has been made in the Wisconsin Energy Company Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1996 to conform the presentation of noncurrent deferred income taxes into one net amount. All other financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the unaudited pro forma combined condensed financial statements.

4. Unaudited pro forma income statement amounts for Wisconsin Energy Company do not reflect the transfer of the LaCrosse and Hudson divisions by NSP-WI to New NSP. The revenues related to those divisions for the nine months ended September 30, 1996 were $24.2 million. The amount of related expenses has not been quantified.




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


































* In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

   * The ability to obtain the requisite approvals by all applicable regulatory authorities without the imposition of materially adverse terms.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following Exhibits are filed with the applicable Form 10-Q report:

     Exhibit No.
                                 WEC Exhibits

     (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the nine months ended September 30, 1996.

                                                                     FORM 10-Q
                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
                     PART II - OTHER INFORMATION (Cont'd)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (Cont'd)

                                  WE Exhibits

     (12)-1 Wisconsin Electric Power Company ("WE") Statement of Computation of Ratios of Earnings to Fixed Charges for the twelve months ended September 30, 1996.

     (27)-2 WE Financial Data Schedule for the nine months ended September 30, 1996.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by WEC during the quarter ended September 30, 1996.

     No reports on Form 8-K were filed by WE during the quarter ended September 30, 1996.

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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ C. H. Baker
                                      --------------------------------------
Date:   November 12, 1996             C. H. Baker, Treasurer, Chief Financial
                                           Officer and duly authorized officer





                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ C. H. Baker
                                      --------------------------------------
Date:   November 12, 1996             C. H. Baker, Vice President - Finance,
                                           Chief Financial Officer and duly
                                           authorized officer

                                                                     FORM 10-Q

                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
           FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibits are filed with this report:

(12)-1 Wisconsin Electric Power Company ("WE") Statement of Computation of Ratio of Earnings to Fixed Charges for the twelve months ended September 30, 1996.

(27)-2    WE Financial Data Schedule for the nine months ended
          September 30, 1996.