Form 10-Q
period 1997-03-31
WISCONSIN ELECTRIC POWER CO
filed 1997-05-15
CIK 107815

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 1997):

Wisconsin Energy Corporation            Common stock, $.01 Par Value,
                                        112,465,540 shares outstanding.

Wisconsin Electric Power Company        Common stock, $10 Par Value,
                                        33,289,327 shares outstanding.
                                        Wisconsin Energy Corporation is the
                                        sole holder of Wisconsin Electric
                                        Power Company common stock.



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
            FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS
Item                                                                Page

   Introduction . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                        Part I - Financial Information

1. Financial Statements:
   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement . . . . . . . . . . .   3
      Consolidated Condensed Balance Sheet. . . . . . . . . . . . .   4
      Consolidated Statement of Cash Flows. . . . . . . . . . . . .   5
   Wisconsin Electric Power Company
      Condensed Income Statement. . . . . . . . . . . . . . . . . .   6
      Condensed Balance Sheet . . . . . . . . . . . . . . . . . . .   7
      Statement of Cash Flows . . . . . . . . . . . . . . . . . . .   8
   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .   9

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company. . . . . . . . . . . . . . .  10

                          Part II - Other Information

1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  13
4. Submission of Matters to a Vote of Security Holders. . . . . . .  14
5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  15
6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  23
   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


                                 INTRODUCTION

Wisconsin Energy Corporation ("WEC" or "Wisconsin Energy") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE" or "Wisconsin Electric"), an electric, gas and steam utility. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of WEC as well as separate statements for WE. The unaudited statements have been prepared by WEC and WE pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The WEC and WE financial statements should be read in conjunction with the financial statements and notes thereto included in WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996. This combined Form 10-Q is separately filed by WEC and WE. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.




                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              WISCONSIN ENERGY CORPORATION

                         CONSOLIDATED CONDENSED INCOME STATEMENT

                                       (Unaudited)
                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric                                                    $ 349,100                  $ 350,824
  Gas                                                           152,849                    138,016
  Steam                                                           8,434                      6,617
                                                              ----------                 ----------
       Total Operating Revenues                                 510,383                    495,457

Operating Expenses
  Fuel                                                           77,261                     75,793
  Purchased power                                                27,861                      5,764
  Cost of gas sold                                              103,294                     85,592
  Other operation expenses                                      102,399                    105,376
  Maintenance                                                    31,467                     26,107
  Depreciation                                                   57,665                     52,305
  Taxes other than income taxes                                  19,187                     20,847
  Federal income tax                                             17,919                     30,628
  State income tax                                                4,295                      7,158
  Deferred income taxes - net                                     4,519                      1,862
  Investment tax credit - net                                    (1,121)                    (1,120)
                                                              ----------                 ----------
       Total Operating Expenses                                 444,746                    410,312

Operating Income                                                 65,637                     85,145

Other Income and Deductions
  Interest income                                                 6,358                      5,966
  Allowance for other funds used
    during construction                                           1,141                        606
  Miscellaneous - net                                               (59)                    (1,926)
  Income taxes                                                     (155)                       447
                                                              ----------                 ----------
       Total Other Income and Deductions                          7,285                      5,093

Income Before Interest Charges and
  Preferred Dividend                                             72,922                     90,238

Interest Charges
  Interest expense                                               29,391                     28,307
  Allowance for borrowed funds used
    during construction                                          (1,839)                    (1,174)
                                                              ----------                 ----------
       Total Interest Charges                                    27,552                     27,133

Preferred Dividend Requirement of Subsidiary                        301                        301
                                                              ----------                 ----------
Net Income                                                    $  45,069                  $  62,804
                                                              ==========                 ==========
Average Number of Shares of Common
  Stock Outstanding (Thousands)                                 111,959                    110,819
                                                              ==========                 ==========
Earnings Per Share of Common Stock                            $    0.40                  $    0.57
                                                              ==========                 ==========
Dividends Per Share of Common Stock                           $  0.3800                  $  0.3675
                                                              ==========                 ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.


                              WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED CONDENSED BALANCE SHEET

                                       (Unaudited)
                                                      March 31, 1997              December 31, 1996
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,750,461                  $  4,725,832
  Gas                                                        506,405                       503,041
  Steam                                                       61,100                        60,480
  Accumulated provision for depreciation                  (2,485,258)                   (2,441,950)
                                                        -------------                 -------------
                                                           2,832,708                     2,847,403
  Construction work in progress                              148,728                       135,040
  Nuclear fuel - net                                          81,969                        75,476
                                                        -------------                 -------------
     Net Utility Plant                                     3,063,405                     3,057,919

Other Property and Investments                               709,170                       716,223

Current Assets
  Cash and cash equivalents                                   64,823                        10,748
  Accounts receivable                                        164,349                       151,473
  Accrued utility revenues                                   116,886                       155,838
  Materials, supplies and fossil fuel                        147,017                       184,416
  Prepayments and other assets                                63,509                        63,383
                                                        -------------                 -------------
     Total Current Assets                                    556,584                       565,858

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          155,908                       153,806
  Other                                                      338,458                       317,032
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 494,366                       470,838
                                                        -------------                 -------------
Total Assets                                            $  4,823,525                  $  4,810,838
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    717,508                  $    701,197
  Retained earnings                                        1,246,708                     1,244,147
                                                        -------------                 -------------
     Total Common Stock Equity                             1,964,216                     1,945,344
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,409,254                     1,416,067
                                                        -------------                 -------------
     Total Capitalization                                  3,403,920                     3,391,861

Current Liabilities
  Long-term debt due currently                               182,672                       190,204
  Short-term debt                                             61,408                        69,265
  Accounts payable                                           115,693                       148,429
  Accrued liabilities                                         94,075                        84,197
  Other                                                       63,453                        34,923
                                                        -------------                 -------------
     Total Current Liabilities                               517,301                       527,018

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          519,245                       511,399
  Other                                                      383,059                       380,560
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            902,304                       891,959
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,823,525                  $  4,810,838
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.


                              WISCONSIN ENERGY CORPORATION

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                       (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  45,069                  $  62,804
  Reconciliation to cash
    Depreciation                                                 57,665                     52,305
    Nuclear fuel expense - amortization                           1,494                      6,304
    Conservation expense - amortization                           5,625                      5,625
    Debt premium, discount & expense - amortization               2,279                      3,066
    Deferred income taxes - net                                   4,519                      1,862
    Investment tax credit - net                                  (1,121)                    (1,120)
    Allowance for other funds used during construction           (1,141)                      (606)
    Change in - Accounts receivable                             (12,876)                    (8,097)
                Inventories                                      37,399                     24,545
                Accounts payable                                (32,736)                   (17,903)
                Other current assets                             38,826                     13,605
                Other current liabilities                        38,408                     22,406
    Other                                                       (22,146)                     2,932
                                                              ----------                 ----------
Cash Provided by Operating Activities                           161,264                    167,728

Investing Activities
  Construction expenditures                                     (66,409)                   (63,861)
  Allowance for borrowed funds used during construction          (1,839)                    (1,174)
  Nuclear fuel                                                   (4,297)                    (3,828)
  Nuclear decommissioning trust                                  (7,454)                    (8,181)
  Conservation investments - net                                     31                       (136)
  Other                                                          22,804                      3,764
                                                              ----------                 ----------
Cash Used in Investing Activities                               (57,164)                   (73,416)

Financing Activities
  Sale of common stock                                           16,311                        -
  Retirement of preferred stock                                     -                           (1)
  Retirement of long-term debt                                  (15,971)                   (34,611)
  Change in short-term debt                                      (7,857)                   (18,593)
  Dividends on stock - common                                   (42,508)                   (40,726)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (50,025)                   (93,931)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  54,075                  $     381
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  20,656                  $  27,034
  Income taxes                                                   19,802                     16,265

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.


                            WISCONSIN ELECTRIC POWER COMPANY

                               CONDENSED INCOME STATEMENT

                                       (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric                                                    $ 349,100                  $ 350,824
  Gas                                                           152,849                    138,016
  Steam                                                           8,434                      6,617
                                                              ----------                 ----------
       Total Operating Revenues                                 510,383                    495,457

Operating Expenses
  Fuel                                                           77,261                     75,793
  Purchased power                                                27,861                      5,764
  Cost of gas sold                                              103,294                     85,592
  Other operation expenses                                      102,399                    105,376
  Maintenance                                                    31,467                     26,107
  Depreciation                                                   57,665                     52,305
  Taxes other than income taxes                                  19,187                     20,847
  Federal income tax                                             17,919                     30,628
  State income tax                                                4,295                      7,158
  Deferred income taxes - net                                     4,519                      1,862
  Investment tax credit - net                                    (1,121)                    (1,120)
                                                              ----------                 ----------
       Total Operating Expenses                                 444,746                    410,312

Operating Income                                                 65,637                     85,145

Other Income and Deductions
  Interest income                                                 5,103                      4,848
  Allowance for other funds used
    during construction                                           1,141                        606
  Miscellaneous - net                                              (245)                    (1,247)
  Income taxes                                                     (268)                      (243)
                                                              ----------                 ----------
       Total Other Income and Deductions                          5,731                      3,964

Income Before Interest Charges                                   71,368                     89,109

Interest Charges
  Interest expense                                               28,296                     27,441
  Allowance for borrowed funds used
    during construction                                            (615)                      (336)
                                                              ----------                 ----------
       Total Interest Charges                                    27,681                     27,105
                                                              ----------                 ----------
Net Income                                                       43,687                     62,004

Preferred Stock Dividend Requirement                                301                        301
                                                              ----------                 ----------
Earnings Available for Common Stockholder                     $  43,386                  $  61,703
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


                            WISCONSIN ELECTRIC POWER COMPANY

                                 CONDENSED BALANCE SHEET

                                       (Unaudited)
                                                      March 31, 1997              December 31, 1996
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,750,461                  $  4,725,832
  Gas                                                        506,405                       503,041
  Steam                                                       61,100                        60,480
  Accumulated provision for depreciation                  (2,485,258)                   (2,441,950)
                                                        -------------                 -------------
                                                           2,832,708                     2,847,403
  Construction work in progress                              148,728                       135,040
  Nuclear fuel - net                                          81,969                        75,476
                                                        -------------                 -------------
     Net Utility Plant                                     3,063,405                     3,057,919

Other Property and Investments                               456,970                       458,009

Current Assets
  Cash and cash equivalents                                   15,445                         1,871
  Accounts receivable                                        159,436                       140,256
  Accrued utility revenues                                   116,886                       155,838
  Materials, supplies and fossil fuel                        147,017                       184,416
  Prepayments and other assets                                56,963                        58,444
                                                        -------------                 -------------
     Total Current Assets                                    495,747                       540,825

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          152,371                       150,269
  Other                                                      321,136                       300,138
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 473,507                       450,407
                                                        -------------                 -------------
Total Assets                                            $  4,489,629                  $  4,507,160
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    613,582                  $    613,582
  Retained earnings                                        1,087,866                     1,125,206
                                                        -------------                 -------------
     Total Common Stock Equity                             1,701,448                     1,738,788
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,372,124                     1,371,446
                                                        -------------                 -------------
     Total Capitalization                                  3,104,022                     3,140,684

Current Liabilities
  Long-term debt due currently                               169,102                       183,635
  Short-term debt                                             61,408                        45,390
  Accounts payable                                           114,015                       145,894
  Accrued liabilities                                         90,705                        80,088
  Other                                                       61,034                        32,588
                                                        -------------                 -------------
     Total Current Liabilities                               496,264                       487,595

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          515,691                       507,845
  Other                                                      373,652                       371,036
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            889,343                       878,881
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,489,629                  $  4,507,160
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.


                            WISCONSIN ELECTRIC POWER COMPANY

                                 STATEMENT OF CASH FLOWS

                                       (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1997                       1996
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  43,687                  $  62,004
  Reconciliation to cash
    Depreciation                                                 57,665                     52,305
    Nuclear fuel expense - amortization                           1,494                      6,304
    Conservation expense - amortization                           5,625                      5,625
    Debt premium, discount & expense - amortization               2,189                      3,054
    Deferred income taxes - net                                   4,519                      1,862
    Investment tax credit - net                                  (1,121)                    (1,120)
    Allowance for other funds used during construction           (1,141)                      (606)
    Change in - Accounts receivable                             (19,180)                    (9,864)
                Inventories                                      37,399                     24,545
                Accounts payable                                (31,879)                   (17,665)
                Other current assets                             40,433                     14,959
                Other current liabilities                        39,063                     21,442
    Other                                                       (20,747)                     2,954
                                                              ----------                 ----------
Cash Provided by Operating Activities                           158,006                    165,799

Investing Activities
  Construction expenditures                                     (51,395)                   (54,921)
  Allowance for borrowed funds used during construction            (615)                      (336)
  Nuclear fuel                                                   (4,297)                    (3,828)
  Nuclear decommissioning trust                                  (7,454)                    (8,181)
  Conservation investments - net                                     31                       (136)
  Other                                                            (817)                      (330)
                                                              ----------                 ----------
Cash Used in Investing Activities                               (64,547)                   (67,732)

Financing Activities
  Retirement of preferred stock                                    -                            (1)
  Retirement of long-term debt                                  (14,876)                   (34,611)
  Change in short-term debt                                      16,018                    (25,518)
  Dividends on - Common stock                                   (80,726)                   (40,455)
                 Preferred stock                                   (301)                      (301)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (79,885)                  (100,886)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  13,574                  $  (2,819)
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  21,252                  $  27,572
  Income taxes                                                   17,927                     16,238

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.

                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("WEC") and unaudited financial statements for Wisconsin Electric Power Company ("WE") should be read in conjunction with WEC's and WE's combined 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the three months ended March 31, 1997 are not, however, necessarily indicative of the results which may be expected for the year 1997 because of seasonal and other factors.

2. As a result of degradation of tubes within the Unit 2 steam generators at Point Beach Nuclear Plant ("Point Beach"), WE completed replacement of the steam generators in January 1997. Point Beach Unit 1 was taken out of service in February 1997 due to equipment problems. Subject to approval by the United States Nuclear Regulatory Commission, WE expects to restart Unit 2 in June 1997. WE intends to restart Unit 1 by July 1, 1997, with a refueling outage currently scheduled to occur from September through October 1997. See ITEM 5. OTHER INFORMATION - "NUCLEAR MATTERS" in Part II of this report for additional information related to nuclear operations.

3. Due to the extended outages at Point Beach and an extended outage at Oak Creek Power Plant as a result of a generator problem, WE has incurred and will continue to incur increased fuel costs beyond those reflected in its electric rates. In February 1997, as supplemented in March 1997, WE filed with the Public Service Commission of Wisconsin ("PSCW") a request for an increase in its electric rates to cover the Wisconsin portion of the increased fuel costs. In the fuel filing, WE estimates that its 1997 annual fuel costs will increase by about $67 million of which $53 million is allocated to the Wisconsin jurisdiction. On May 13, 1997, the PSCW agreed to provide an interim fuel surcharge, subject to refund, related to approximately $50 million of increased fuel costs in the Wisconsin jurisdiction for the 1997-1998 biennial period. The portion of the $50 million that WE may ultimately recover through the fuel surcharge depends upon the timing of the interim PSCW order, which WE expects to receive later in May 1997, and the nature of a final PSCW order, which WE expects to receive following contested public hearings to be held in the summer of 1997.

4. On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction"). As a result, WEC will become a registered utility holding company under the Public Utility Holding Company Act of 1935, as amended, and will change its name to Primergy Corporation ("Primergy"). Primergy will be the parent of NSP and the current operating subsidiaries of WEC and NSP. The Transaction is intended to be tax-free for income tax purposes and to be accounted for as a "pooling of interests". On September 13, 1995, the stockholders of WEC and NSP voted to approve the Transaction. The Merger Agreement is subject to various conditions, including the approval of various regulatory agencies without unacceptable conditions. Action by various state and federal regulatory agencies is still pending. ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction including selected unaudited pro forma combined condensed financial information.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("WEC", "Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE" or "Wisconsin Electric"), an electric, gas and steam utility. As of March 31, 1997, approximately 93% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

Merger - Northern States Power Company

On April 28, 1995, WEC and Northern States Power Company, a Minnesota corporation ("NSP"), entered into an Agreement and Plan of Merger, which was amended and restated as of July 26, 1995 ("Merger Agreement"). The Merger Agreement provides for a strategic business combination involving WEC and NSP in a "merger-of-equals" transaction ("Transaction") and is subject to obtaining all requisite approvals without unacceptable conditions. Action by various state and federal agencies is still pending. ITEM 5. OTHER INFORMATION - "MERGER AGREEMENT WITH NORTHERN STATES POWER COMPANY" in Part II of this report contains further information concerning the Transaction, including selected unaudited pro forma combined condensed financial information.

The future operations and financial position of WEC and WE will be significantly affected by the proposed Transaction. The following discussion and analysis of financial condition and results of operations does not reflect the potential effects of the Transaction on WEC nor on WE.

Cautionary Factors

When used in this document, "anticipate", "believe", "estimate", "expect", "objective", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including the factors that are described in ITEM 5. OTHER INFORMATION - "CAUTIONARY FACTORS" in Part II of this report.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by WEC's consolidated operating activities totaled $161 million during the three months ended March 31, 1997. This compares to approximately $168 million provided during the same period in 1996.

WEC's consolidated net investing activities totaled $57 million for the three months ended March 31, 1997 compared to $73 million during the same period in 1996. Investments during the first quarter of 1997 included approximately $66 million for the construction of new or improved facilities of which $51 million was for a number of projects related to utility plant. Additional investments included $4 million for acquisition of nuclear fuel and $7 million for payments to the Nuclear Decommissioning Trust Fund ("Fund") for the eventual decommissioning of WE's Point Beach Nuclear Plant ("Point Beach"). Net investing activities for the three months ended March 31, 1997 reflect approximately $24 million of cash proceeds from the sale of buildings and other capital distributions from investments by WISPARK Corporation ("WISPARK"), a non-utility subsidiary of WEC, included in Investing Activities-Other.

During the first quarter of 1997, WEC used $50 million for financing activities compared to approximately $94 million during the first quarter of 1996. Financing activities during the first three months of 1997 included a $10 million payment of principal on the maturity of 6-5/8% WE first mortgage bonds. From January 1, 1997 through March 31, 1997, WEC issued 639,274 shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating $16.3 million.

Capital requirements for the remainder of 1997 are expected to be principally for construction expenditures, payments to the Fund for the eventual decommissioning of Point Beach and long-term debt maturity and sinking fund requirements. These cash requirements are expected to be met primarily through internal sources of funds from operations and short-term borrowings. However, WE may issue additional intermediate or long-term debt in a public offering later in 1997. The specific form, amount and timing of debt securities which might be issued have not yet been determined and would depend upon market conditions and other factors.


RESULTS OF OPERATIONS

1997 FIRST QUARTER

Earnings

During the first quarter of 1997, WEC's consolidated net income and earnings per share of common stock were $45.1 million and $0.40, respectively, compared to $62.8 million and $0.57, respectively, during the first quarter of 1996.
As described below, earnings decreased primarily because of higher fuel and purchased power costs and higher maintenance and depreciation expenses in 1997 compared to the same period in 1996.

Electric Revenues, Gross Margins and Sales

Total Electric Operating Revenues decreased by 0.5% or $1.7 million during the first quarter of 1997 compared to the first quarter of 1996. WE attributes this decrease primarily to a Wisconsin electric retail rate decrease effective February 18, 1997 of $7.4 million or 0.6% on an annualized basis, which more than offset the impact of a 1.2% first quarter 1997 increase in electric kilowatt-hour sales. Between the comparative periods, the gross margin on Electric Operating Revenues (Electric Operating Revenues less Fuel and Purchased Power expenses) decreased 9.4% or by approximately $25.3 million.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Electric Gross Margin ($000)            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  349,100       $  350,824      (0.5)
  Fuel & Purchased Power                105,122           81,557      28.9
                                     ----------       ----------
  Gross Margin                       $  243,978       $  269,267      (9.4)
                                     ==========       ==========
==============================================================================

Gross margin decreased because of significantly higher fuel and purchased power expenses during the first quarter of 1997 as a result of extended generating outages at Point Beach and at Oak Creek Power Plant ("Oak Creek") discussed in Note 2 of ITEM 1. FINANCIAL STATEMENTS - "NOTES TO FINANCIAL STATEMENTS" in Part I of this report. Fuel and purchased power expenses increased 28.9% or by approximately $23.6 million during the three months ended March 31, 1997 compared to the same period in 1996. As a result of the Point Beach and Oak Creek outages, WE replaced this generating capacity with higher cost generation and with over a 400% increase in power purchases in the first quarter of 1997 compared to the first quarter of 1996. As described in
ITEM 1. LEGAL PROCEEDINGS - "RATE MATTERS" in Part II of this report, WE has filed with the PSCW a request for an increase in its electric rates to cover the increased fuel and purchased power costs attributable to the Wisconsin retail jurisdiction. The matter is pending.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Electric Sales (Megawatt-hours)         1997             1996       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,827,036        1,818,093       0.5
  Small Commercial/Industrial         1,837,063        1,797,186       2.2
  Large Commercial/Industrial         2,645,604        2,573,802       2.8
  Other-Retail/Municipal                394,388          391,158       0.8
  Resale-Utilities                      254,741          296,967     (14.2)
                                     ----------       ----------
  Total Electric Sales                6,958,832        6,877,206       1.2
                                     ==========       ==========
==============================================================================

Total electric sales during the first quarter of 1997 were positively impacted by customer growth in the Residential, Small Commercial/Industrial and Large Commercial/Industrial customer classes and by increased use per customer in the Small and in the Large Commercial/Industrial customer classes. Electric energy sales to the Empire and Tilden ore mines ("Mines"), WE's two largest customers, increased 1.7% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Excluding the Mines, total electric sales increased 1.1% and sales to the remaining Large Commercial/Industrial customers increased 3.1%. Sales for resale to other utilities, the Resale-Utilities customer class, decreased 14.2% in 1997 compared to 1996 as a result of reduced opportunity sales caused by the Point Beach and Oak Creek outages noted above.

Gas Revenues, Gross Margins and Sales

Total Gas Operating Revenues increased 10.7% or by $14.8 million during the first quarter of 1997 compared to the first quarter of 1996 due to higher gas costs. Between the comparative periods, the gross margin on Gas Operating Revenues (Gas Operating Revenues less Cost of Gas Sold) decreased 5.5% or by approximately $2.9 million. The Cost of Gas Sold increased 20.7% or by $17.7 million due to a higher 1997 per unit cost of purchased gas in the first quarter of 1997.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Gas Gross Margin ($000)                 1997             1996       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  152,849       $  138,016      10.7
  Cost of Gas Sold                      103,294           85,592      20.7
                                     ----------       ----------
  Gross Margin                       $   49,555       $   52,424      (5.5)
                                     ==========       ==========
==============================================================================

The gross margin declined as a result of an annualized gas retail rate decrease effective February 18, 1997 of $6.4 million or 2.0% and as a result of decreased therm deliveries to Residential and Commercial customers, who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Therms Delivered - Thousands            1997             1996       % Change
----------------------------         ----------       ----------    --------
  Residential                           160,936          169,002      (4.8)
  Commercial/Industrial                  99,336          104,750      (5.2)
  Interruptible                           9,487           14,825     (36.0)
  Transported Customer Owned Gas         86,499           75,477      14.6
  Other - Interdepartmental              27,373            4,488     509.9
                                     ----------       ----------
  Total Gas Delivered                   383,631          368,542       4.1
                                     ==========       ==========
==============================================================================

Natural gas therm deliveries to the Other-Interdepartmental customer class increased approximately 510% during the first quarter of 1997 compared to the same period in 1996. As a result of the 1997 Point Beach and Oak Creek outages noted above, WE increased generation at its Concord and Paris Generating Stations, natural gas-fired peaking generating units. Therm deliveries to these WE facilities are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Excluding the Other-Interdepartmental customer class, therm deliveries during the three months ended March 31, 1997 decreased 2.1%, primarily as a result of warmer weather during 1997 compared to 1996. As measured by heating degree days, the first quarter of 1997 was 9.1% warmer than the same period during 1996 and 4.4% warmer than normal.

Operating Expenses

Maintenance expense increased 20.5% or by approximately $5.4 million in the first three months of 1997 compared to 1996, primarily due to the unscheduled generating unit outages at Point Beach and Oak Creek noted above.
Depreciation expense increased 10.2% or by approximately $5.4 million between the same comparative periods due primarily to higher depreciable property balances and to higher depreciation rates included in the PSCW's 1997 rate order and effective with February 1997 business. Total operating income taxes decreased 33.5% or by $12.9 million in 1997 due to lower taxable income.

Other Items

Miscellaneous - Net Other Income and Deductions increased by approximately $1.9 million between the comparative periods primarily as a result of a gain on the disposition of non-utility property by WISPARK in 1997.

For certain other information which may impact WEC and WE's future financial condition or results of operations, see ITEM 1. FINANCIAL STATEMENTS - "NOTES TO FINANCIAL STATEMENTS" in Part I of this report as well as ITEM 1. LEGAL PROCEEDINGS and ITEM 5. OTHER INFORMATION in Part II of this report.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with ITEM 1. BUSINESS - "ENVIRONMENTAL COMPLIANCE" and ITEM 3. LEGAL PROCEEDINGS in Part I of WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996.


RATE MATTERS

Wisconsin Retail Jurisdiction

Fuel Cost Adjustment Procedure: Due to the extended outages at Point Beach and Oak Creek discussed in Note 2 of ITEM 1. FINANCIAL STATEMENTS - "NOTES TO FINANCIAL STATEMENTS" in Part I of this report, WE has incurred and will continue to incur increased fuel costs beyond those reflected in its electric rates. In February 1997, as supplemented in March 1997, WE filed with the PSCW a request for an increase in its electric rates to cover the Wisconsin portion of the increased fuel costs. In the fuel filing, WE estimates that its 1997 annual fuel costs will increase by about $67 million of which $53 million is allocated to the Wisconsin jurisdiction. On May 13, 1997, the PSCW agreed to provide an interim fuel surcharge, subject to refund, related to approximately $50 million of increased fuel costs in the Wisconsin jurisdiction for the 1997-1998 biennial period. The portion of the $50 million that WE may ultimately recover through the fuel surcharge depends upon the timing of the interim PSCW order, which WE expects to receive later in May 1997, and the nature of a final PSCW order, which WE expects to receive following contested public hearings to be held in the summer of 1997.


ENVIRONMENTAL COMPLIANCE

Solid Waste Landfills

Boundary Road Landfill: As previously reported, Waste Management, Inc. ("WMI") contacted WE in October 1995 requesting participation in the cleanup of their former landfill on a voluntary basis. The landfill, located in the Village of Menomonee Falls, Wisconsin, is a Superfund listed site. WMI alleged that waste from some of WE's service centers was disposed at this site and was contributing to the environmental problems at the site. WE and WMI have reached a tentative agreement for settlement of WMI's claim. The settlement will not materially impact WE's results of operations nor its financial position.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Wisconsin Energy Corporation

At WEC's 1997 Annual Meeting of Stockholders held on April 30, 1997, the board of directors' nominees named below were elected as directors of the class whose term expires in 2000 by the indicated votes and percentages cast for and withheld with respect to each nominee. There was no solicitation in opposition to the nominees proposed in the proxy statement and there were no abstentions or broker non-votes with respect to the election of directors.

==============================================================================

    Name of Nominee                For                     Withheld
    ---------------                ---                     --------

    John F. Bergstrom      94,168,575  (97.89%)        2,033,180  (2.11%)
    Geneva B. Johnson      94,067,052  (97.78%)        2,134,703  (2.22%)

==============================================================================

The appointment of Price Waterhouse LLP as independent public accountant for 1997 was approved by the stockholders by a vote of 94,849,526 votes for (99.25% of votes cast) and 715,224 votes against (0.75% of votes cast) such approval. There were 637,005 abstentions and no broker non-votes with respect to such approval.

Of 111,905,008 shares of common stock outstanding and entitled to vote on the record date of February 26, 1997, 85.97% of the shares were represented at the meeting.

Further information concerning these matters, including the name of each director whose term of office as a director continued after the meeting and will expire in 1998 or 1999, is contained in WEC's Proxy Statement dated March 14, 1997 with respect to the 1997 Annual Meeting of Stockholders.

Wisconsin Electric Power Company

At WE's 1997 Annual Meeting of Stockholders held on April 29, 1997, for which WE did not solicit proxies, the board of directors as listed in WE's Information Statement dated April 3, 1997 ("Information Statement") was re-elected in its entirety. With respect to each nominee, 33,289,327 votes were cast for election (100% of votes cast) and no votes were withheld. There was no solicitation in opposition to the nominees proposed in the Information Statement and there were no abstentions or broker non-votes with respect to the election of directors.

Further information concerning these matters is contained in the Information Statement.



ITEM 5.  OTHER INFORMATION

NUCLEAR MATTERS

Information concerning the status of Point Beach Units 1 and 2 is contained in
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "FACTORS AFFECTING RESULTS OF OPERATIONS - Nuclear Matters" in WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1996.

On March 3, 1997, the United States Nuclear Regulatory Commission ("NRC") informed WE that four apparent violations of NRC requirements in various plant activities observed during a special inspection in December 1996 were being considered for enforcement action. On April 9, 1997, WE met with NRC officials at a predecisional enforcement conference to discuss the NRC's findings, which could result in civil penalties. The matter is pending.

Also, the NRC sent a letter on January 27, 1997 notifying WE of a declining trend in performance at Point Beach based upon the special inspection and other ongoing regulatory interactions. WE has been meeting regularly with NRC officials to discuss steps taken to improve the identification and resolution of specific issues at Point Beach. An NRC inspection team will review these efforts in late May 1997.

On May 1, 1997, the Wisconsin Court of Appeals reversed and remanded the Dane County Circuit Court decision which had vacated and remanded a February 13, 1995 order of the PSCW granting WE authority to construct and operate an Independent Spent Fuel Storage Installation ("ISFSI") for dry storage of spent fuel at Point Beach. WE completed construction of the ISFSI in December 1995. The circuit court decision, issued in an action commenced by intervenors in the PSCW proceeding regarding the ISFSI, was based primarily on the court's determination that the related Environmental Impact Statement ("EIS"), prepared by the PSCW for the project, was inadequate. WE joined in support of the PSCW's appeal on the issues regarding the adequacy of the EIS. The Court of Appeals concluded in its May 1, 1997 decision that there was a rational basis for the PSCW's determination that the EIS was adequate. Unless this decision is appealed to the Wisconsin Supreme Court by the intervenors in the PSCW proceeding, this decision concludes the litigation involving the PSCW's February 13, 1995 order.


ELECTRIC SYSTEM RELIABILITY MATTERS

Should the upper midwest region experience extended periods of hot weather, widespread damaging storms or unusual generating plant or transmission system constraints during the spring and summer of 1997, the State of Wisconsin could potentially experience electricity shortages during this period. At its open meeting on April 24, 1997, the PSCW approved an electric system reliability emergency plan that would be implemented should such circumstances occur. All three nuclear generating units in Wisconsin, including Point Beach Units 1 and 2, as well as five large nuclear generating units in the State of Illinois, are currently out of service. The Wisconsin nuclear generating units represent one-sixth of Wisconsin's electric production capacity. Wisconsin routinely imports about 15% of its electricity from other states, with a significant portion coming through Illinois. Necessary maintenance is also reducing output at some of the regions coal-fired power plants during the spring of 1997. Due to transmission system constraints, the eastern and central sections in the State of Wisconsin would most likely be affected by electricity shortages. WE and other members of the Wisconsin Reliability Assessment Group, consisting of seven public utilities, are working with the PSCW, other government agencies, large industrial customers and other groups in an attempt to mitigate the impact of potential electric system reliability problems. WE currently intends to return Point Beach Unit 2 to service in mid-June 1997 and Unit 1 to service by July 1, 1997, which would significantly increase the amount of generation available during the summer of 1997.


MPSC ELECTRIC UTILITY INDUSTRY INVESTIGATION

In December 1996, the staff of the Michigan Public Service Commission ("MPSC") issued a proposal to restructure that state's electric utility industry. If adopted, the plan would allow all consumers to be able to choose their electric supplier by the year 2004. Four public hearings on the MPSC staff's restructuring proposal were held in March and April 1997. All interested parties filed comments with the MPSC on April 7, 1997. WE anticipates that the MPSC will hold contested hearings on the proposal later in 1997. The matter is pending.


PROPOSED ACQUISITION OF ESELCO, INC.

ESELCO, Inc., parent company of Edison Sault Electric Company ("Edison Sault"), and WEC have entered into an Agreement and Plan of Reorganization, dated as of May 13, 1997, setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. All outstanding shares of ESELCO, Inc. common stock would be converted into shares of WEC common stock based on a value of $44.50 for each share of ESELCO, Inc. common stock in a transaction proposed to be structured as a tax-free reorganization and accounted for as a pooling of interests. The total purchase price would be approximately $71 million. The exact number of shares of WEC common stock to be issued in the transaction would be determined by dividing $44.50 by the average closing prices of WEC common stock during a specified period prior to closing.

Consummation of the proposed transaction is contingent upon several conditions including approval by the shareholders of ESELCO, Inc., receipt of all appropriate regulatory approvals, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the WEC shares to be issued in the transaction and other customary conditions. There can be no assurance that the conditions will be satisfied, or that the proposed transaction will be consummated.

Edison Sault is an electric utility which serves approximately 22,000 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. ESELCO, Inc. is traded under the symbol EDSE on the NASDAQ National Market.


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

In connection with the Transaction, Northern States Power Company, a Wisconsin corporation ("NSP-WI"), currently a utility subsidiary of NSP, will be merged into Wisconsin Energy Company. At the time of the merger of NSP-WI into Wisconsin Energy Company, New NSP will acquire from NSP-WI certain gas utility assets in LaCrosse and Hudson, Wisconsin with a net historical cost at March 31, 1997 of $18.0 million.

Under the Merger Agreement, completion of the Transaction is subject to several conditions, that, unless waived by the affected party, must be met, including but not limited to: the prior receipt of all necessary regulatory approvals without imposition of materially adverse terms; the accuracy of each party's representations and warranties in the Merger Agreement, other than representations and warranties whose inaccuracy does not result in a material adverse effect on the business, assets, financial condition, results of operations or prospects of such party and its subsidiaries taken as a whole; and no such material adverse effect having occurred, or being reasonably likely to occur, with respect to either party. In addition, the Merger Agreement provides that both WEC and NSP have the right to terminate the Merger Agreement under certain circumstances, including the incapability to fulfill all conditions to the closing at April 30, 1997 (other than receipt of all regulatory approvals without any materially adverse terms), or the failure to receive all regulatory approvals without any materially adverse terms by October 31, 1997. Prior to April 30, 1997, WEC and NSP entered into an agreement reserving the right for each party to assert, at any time after April 30, 1997, whether or not all conditions to closing (other than receipt of all regulatory approvals without any materially adverse terms) were met or capable of being met at April 30, 1997.

On May 14, 1997, the Federal Energy Regulatory Commission ("FERC") issued a lengthy Opinion and Order (the "Opinion") in connection with the Transaction. In the Opinion, the FERC concludes that it cannot approve the Transaction at this time and that the administrative law judge was incorrect to find that the proposed Transaction, as conditioned, was consistent with the public interest, the applicable standard under Section 203 of the Federal Power Act. The Opinion states, however, that the participants should be given another opportunity to attempt to reach consensus on the means by which Primergy's post-merger market power may be adequately mitigated and the FERC remands the case to a settlement judge and directs the participants to attempt to reach a resolution of the market power issues. The mechanisms recommended by the FERC for mitigating market power include possible divestiture of some generation assets. Any such proposed resolution must be submitted to the FERC for its review and approval. The Opinion also approves several contested settlements, provides guidance as to the formation of the independent system operator which the applicants volunteered to form and rules on certain other matters in connection with the proposed Transaction.

WEC and NSP are considering the effect of the FERC ruling. WEC cannot state whether all necessary conditions for completion of the Transaction under the Merger Agreement will be satisfied.

Filings with regulatory agencies in the states where WEC and NSP provide utility services and in which such filings are required include a request for deferred accounting treatment and rate recovery of costs incurred associated with the Transaction. As of March 31, 1997, WEC has deferred $28.7 million related to the Transaction, including $12.0 million of transaction costs and approximately $16.7 million of costs to achieve the merger, as a component of Deferred Charges and Other Assets-Other on WEC's Consolidated Condensed Balance Sheet.

Detailed information with respect to the Merger Agreement and the proposed Transaction is contained in WEC's and WE's combined 1996 Annual Report on Form 10-K and in the Joint Proxy Statement/Prospectus dated August 7, 1995 (contained in WEC's Registration Statement on Form S-4, Registration No. 33-61619) relating to the meetings of the stockholders of WEC and NSP to vote on the Merger Agreement and related matters.

Pro Forma Financial Information

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

The unaudited pro forma balance sheet information gives effect to the Transaction as if it had occurred at March 31, 1997. The unaudited pro forma income statement information gives effect to the Transaction as if it had occurred at January 1, 1997. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date or at the beginning of the period for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.


Primergy Information

The following summarized Primergy unaudited pro forma financial information reflects the combination of the historical financial statements of WEC and NSP after giving effect to the Transaction to form Primergy. A $156 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. The unaudited pro forma combined earnings per common share reflect pro forma adjustments to average NSP common shares outstanding in accordance with the provisions of the Merger Agreement, whereby each outstanding share of NSP common stock will be converted into
1.626 shares of Primergy common stock. In the Transaction, each outstanding share of WEC common stock will remain outstanding as a share of Primergy common stock.

==============================================================================
 Primergy Corporation:                                           Unaudited
                                    WEC             NSP          Pro Forma
                               (As Reported)   (As Reported)     Combined
                               -------------   -------------   -------------
                                   (Millions, except per share amounts)
 As of March 31, 1997:
   Utility plant-net               $   3,063       $   4,319       $   7,382
   Current assets                        557             724           1,281
   Other assets *                      1,204           1,556           2,604
                                 -----------     -----------     -----------
      Total Assets                 $   4,824       $   6,599       $  11,267
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,965       $   2,148       $   4,113
   Preferred securities                   30             400             430
   Long-term debt                      1,409           1,589           2,998
                                 -----------     -----------     -----------
      Total Capitalization             3,404           4,137           7,541
   Current liabilities                   517           1,028           1,545
   Other liabilities *                   903           1,434           2,181
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,824       $   6,599       $  11,267
                                 ===========     ===========     ===========

 For the Three Months Ended
 March 31, 1997:
   Utility Operating Revenues      $     511       $     742       $   1,253
   Utility Operating Income        $      66       $      88       $     154
   Net Income, after Preferred
     Dividend Requirements         $      45       $      62       $     107
   Earnings per Common Share:
     As Reported                   $    0.40       $    0.90             -
     Primergy Shares                     -               -         $    0.48
==============================================================================
 * Includes a $156 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability.


Wisconsin Energy Company Information

The following summarized Wisconsin Energy Company unaudited pro forma financial information combines historical balance sheet and income statement information of WE and NSP-WI to give effect to the Transaction, including the transfer of certain gas assets from NSP-WI to New NSP. The unaudited pro forma income statement information does not reflect adjustments for 1997 first quarter revenues of $17.0 million and related expenses associated with the transfer of certain gas assets from NSP-WI to New NSP. A $152 million pro forma adjustment has been made to conform the presentation of noncurrent deferred income taxes in the summarized unaudited pro forma combined balance sheet information as a net liability. A net $18.0 million pro forma adjustment has also been made in the summarized unaudited pro forma combined balance sheet information to reflect the transfer of certain gas assets from NSP-WI to New NSP. Earnings per share of common stock are not applicable because all of the Wisconsin Energy Company common stock will be owned by Primergy.

==============================================================================
 Wisconsin Energy Company: **                                    Unaudited
                                    WE            NSP-WI         Pro Forma
                               (As Reported)   (As Reported)     Combined***
                               -------------   -------------   -------------
                                           (Millions of Dollars)
 As of March 31, 1997:
   Utility plant-net               $   3,063       $     666       $   3,709
   Current assets                        496              77             588
   Other assets                          930              56             833
                                 -----------     -----------     -----------
      Total Assets                 $   4,489       $     799       $   5,130
                                 ===========     ===========     ===========

   Common stockholder's equity     $   1,702       $     337       $   2,039
   Preferred stock and premium            30              -               30
   Long-term debt                      1,372             232           1,604
                                 -----------     -----------     -----------
      Total Capitalization             3,104             569           3,673
   Current liabilities                   496              75             571
   Other liabilities                     889             155             886
                                 -----------     -----------     -----------
      Total Equity & Liabilities   $   4,489       $     799       $   5,130
                                 ===========     ===========     ===========
 For the Three Months Ended
 March 31, 1997:
   Utility Operating Revenues      $     511       $     138       $     649
   Utility Operating Income        $      66       $      17       $      83
   Net Income, after Preferred
     Dividend Requirements         $      43       $      13       $      56
==============================================================================
** In connection with the Merger Agreement, WE will be renamed Wisconsin Energy Company.

*** Includes a $152 million pro forma adjustment to conform the presentation of noncurrent deferred taxes as a net liability and a net $18.0 million pro forma adjustment for the transfer of selected gas assets from NSP-WI to New NSP.


CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause WEC's or WE's actual results to differ materially from those contemplated in the statements. When used in written documents or oral presentations, the words "anticipate", "believe", "estimate", "expect", "objective", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

* Possible risks associated with non-utility diversification such as competition; operating risks; dependence upon certain suppliers and customers; or environmental and energy regulations.

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

* Additional regulation to which Primergy will be subject as a registered public utility holding company under PUHCA, in contrast to the more limited impact of PUHCA upon WEC and NSP as exempt holding companies, and other different or additional federal and state regulatory requirements or restrictions to which Primergy and its subsidiaries may be subject as a result of the Transaction (including conditions which may be imposed in connection with obtaining the regulatory approvals necessary to consummate the Transaction such as the possible requirement to divest gas utility properties and possibly certain non-utility ventures).

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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with the applicable Form 10-Q report:

      Exhibit No.
                                 WEC Exhibits

      (27)-1 Wisconsin Energy Corporation ("WEC") Financial Data Schedule for the three months ended March 31, 1997.

                                  WE Exhibits

      (27)-2 Wisconsin Electric Power Company ("WE") Financial Data Schedule for the three months ended March 31, 1997.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by WEC during the quarter ended March 31, 1997.

      No reports on Form 8-K were filed by WE during the quarter ended March 31, 1997.




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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   May 15, 1997                  Calvin H. Baker, Treasurer, Chief
                                         Financial Officer and duly
                                         authorized officer





                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)




                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   May 15, 1997                  Calvin H. Baker, Vice President -
                                         Finance, Chief Financial Officer
                                         and duly authorized officer





                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1997

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibits are filed with this report:

(27)-2 Wisconsin Electric Power Company Financial Data Schedule for the three months ended March 31, 1997.