Form 10-Q/A
period 1997-06-30
WISCONSIN ELECTRIC POWER CO
filed 1997-08-15
CIK 107815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1
                                      TO

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

                       WISCONSIN ELECTRIC POWER COMPANY
                       --------------------------------
                                AMENDMENT NO. 1
                                      TO
               QUARTERLY REPORT ON FORM 10-Q DATED JUNE 30, 1997


       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the period ended June 30, 1997 on Form 10-Q as set forth in the pages attached hereto:


                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     This amendment is filed for the purpose of substituting the correct Financial Data Schedule for Wisconsin Electric Power Company for the six months ended June 30, 1997, which was inadvertently not submitted with the original filing of this Form 10-Q.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)




                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   August 15, 1997               Calvin H. Baker, Vice President -
                                         Finance, Chief Financial Officer
                                         and duly authorized officer