Form 10-Q
period 1998-03-31
WISCONSIN ELECTRIC POWER CO
filed 1998-05-15
CIK 107815

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 1, 1998):

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



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----
  Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

                        Part I - Financial Information

1. Financial Statements:
   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement. . . . . . . . . . . . . .     3
      Consolidated Condensed Balance Sheet . . . . . . . . . . . . . . .     4
      Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .     5
   Wisconsin Electric Power Company
      Condensed Income Statement . . . . . . . . . . . . . . . . . . . .     6
      Condensed Balance Sheet. . . . . . . . . . . . . . . . . . . . . .     7
      Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .     8
   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .     9

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .    10
3. Quantitative and Qualitative Disclosures About Market Risk. . . . . .    13

                          Part II - Other Information

1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    14
5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .    15
6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    20
   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21


                                 INTRODUCTION

Wisconsin Energy Corporation ("WEC", "Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("WE" or "Wisconsin Electric"), an electric, gas and steam utility. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of WEC as well as separate statements for WE. The unaudited statements have been prepared by WEC and WE pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The WEC and WE financial statements should be read in conjunction with the financial statements and notes thereto included in WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1997. This combined Form 10-Q is separately filed by WEC and WE. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.


                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                        WISCONSIN ENERGY CORPORATION

                                   CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric                                                    $ 383,640                  $ 349,100
  Gas                                                           119,411                    152,849
  Steam                                                           7,630                      8,434
                                                              ----------                 ----------
       Total Operating Revenues                                 510,681                    510,383

Operating Expenses
  Fuel                                                           73,901                     77,261
  Purchased power                                                36,591                     27,861
  Cost of gas sold                                               72,301                    103,294
  Other operation expenses                                      110,038                    102,399
  Maintenance                                                    40,818                     31,467
  Depreciation                                                   62,273                     57,665
  Taxes other than income taxes                                  20,716                     19,187
  Federal income tax                                             19,893                     17,919
  State income tax                                                4,768                      4,295
  Deferred income taxes - net                                     3,143                      4,519
  Investment tax credit - net                                    (1,172)                    (1,121)
                                                              ----------                 ----------
       Total Operating Expenses                                 443,270                    444,746

Operating Income                                                 67,411                     65,637

Other Income and Deductions
  Interest income                                                 6,735                      6,358
  Allowance for other funds used
    during construction                                             715                      1,141
  Miscellaneous - net                                             2,751                        (59)
  Income taxes                                                      627                       (155)
                                                              ----------                 ----------
       Total Other Income and Deductions                         10,828                      7,285

Income Before Interest Charges and
  Preferred Dividend                                             78,239                     72,922

Interest Charges
  Interest expense                                               30,888                     29,391
  Allowance for borrowed funds used
    during construction                                          (1,998)                    (1,839)
                                                              ----------                 ----------
       Total Interest Charges                                    28,890                     27,552

Preferred Dividend Requirement of Subsidiary                        301                        301
                                                              ----------                 ----------
Net Income                                                    $  49,048                  $  45,069
                                                              ==========                 ==========
Average Number of Shares of Common
  Stock Outstanding (Thousands)                                 112,866                    111,959
                                                              ==========                 ==========
Earnings Per Share of Common Stock                            $    0.43                  $    0.40
  (Basic and Diluted)                                         ==========                 ==========

Dividends Per Share of Common Stock                           $  0.3850                  $  0.3800
                                                              ==========                 ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.




                                        WISCONSIN ENERGY CORPORATION

                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                 (Unaudited)
                                                      March 31, 1998              December 31, 1997
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  5,024,873                  $  4,991,330
  Gas                                                        525,419                       521,814
  Steam                                                       62,717                        62,156
  Accumulated provision for depreciation                  (2,782,438)                   (2,700,839)
                                                        -------------                 -------------
                                                           2,830,571                     2,874,461
  Leased facilities - net                                    137,267                       138,687
  Construction work in progress                              104,887                        81,612
  Nuclear fuel - net                                          90,789                        90,219
                                                        -------------                 -------------
     Net Utility Plant                                     3,163,514                     3,184,979

Other Property and Investments                               861,449                       825,357

Current Assets
  Cash and cash equivalents                                   20,541                        19,607
  Accounts receivable                                        166,674                       145,737
  Accrued utility revenues                                   115,441                       141,273
  Materials, supplies and fossil fuel                        171,471                       197,204
  Prepayments and other assets                               104,124                        69,496
                                                        -------------                 -------------
     Total Current Assets                                    578,251                       573,317

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          174,329                       172,546
  Other                                                      285,240                       281,485
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 459,569                       454,031
                                                        -------------                 -------------
Total Assets                                            $  5,062,783                  $  5,037,684
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    730,783                  $    730,783
  Retained earnings                                        1,137,743                     1,132,149
                                                        -------------                 -------------
     Total Common Stock Equity                             1,868,526                     1,862,932
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,531,939                     1,532,405
                                                        -------------                 -------------
     Total Capitalization                                  3,430,915                     3,425,787

Current Liabilities
  Long-term debt due currently                                78,834                        90,004
  Short-term debt                                            303,860                       319,953
  Accounts payable                                           161,999                       148,588
  Accrued liabilities                                        109,742                        87,221
  Other                                                       69,506                        63,832
                                                        -------------                 -------------
     Total Current Liabilities                               723,941                       709,598

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          534,722                       525,666
  Other                                                      373,205                       376,633
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            907,927                       902,299
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  5,062,783                  $  5,037,684
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.





                                        WISCONSIN ENERGY CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  49,048                  $  45,069
  Reconciliation to cash
    Depreciation                                                 62,273                     57,665
    Nuclear fuel expense - amortization                           2,568                      1,494
    Conservation expense - amortization                           5,625                      5,625
    Debt premium, discount & expense - amortization               1,127                      2,279
    Deferred income taxes - net                                   3,143                      4,519
    Investment tax credit - net                                  (1,172)                    (1,121)
    Allowance for other funds used during construction             (715)                    (1,141)
    Change in - Accounts receivable                             (20,937)                   (12,876)
                Inventories                                      25,733                     37,399
                Accounts payable                                 13,411                    (32,736)
                Other current assets                             (8,796)                    38,826
                Other current liabilities                        28,195                     38,408
    Other                                                          (418)                   (22,146)
                                                              ----------                 ----------
Cash Provided by Operating Activities                           159,085                    161,264

Investing Activities
  Construction expenditures                                     (77,784)                   (66,409)
  Allowance for borrowed funds used during construction          (1,998)                    (1,839)
  Nuclear fuel                                                     (662)                    (4,297)
  Nuclear decommissioning trust                                 (11,820)                    (7,454)
  Other                                                           6,366                     22,835
                                                              ----------                 ----------
Cash Used in Investing Activities                               (85,898)                   (57,164)

Financing Activities
  Sale of common stock                                              -                       16,311
  Retirement of long-term debt                                  (12,706)                   (15,971)
  Change in short-term debt                                     (16,093)                    (7,857)
  Dividends on stock - common                                   (43,454)                   (42,508)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (72,253)                   (50,025)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $     934                  $  54,075
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  27,253                  $  20,656
  Income taxes                                                   11,062                     19,802

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.





                                      WISCONSIN ELECTRIC POWER COMPANY

                                         CONDENSED INCOME STATEMENT

                                                 (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Revenues
  Electric                                                    $ 383,640                  $ 349,100
  Gas                                                           119,411                    152,849
  Steam                                                           7,630                      8,434
                                                              ----------                 ----------
       Total Operating Revenues                                 510,681                    510,383

Operating Expenses
  Fuel                                                           73,901                     77,261
  Purchased power                                                36,591                     27,861
  Cost of gas sold                                               72,301                    103,294
  Other operation expenses                                      110,038                    102,399
  Maintenance                                                    40,818                     31,467
  Depreciation                                                   62,273                     57,665
  Taxes other than income taxes                                  20,716                     19,187
  Federal income tax                                             19,893                     17,919
  State income tax                                                4,768                      4,295
  Deferred income taxes - net                                     3,143                      4,519
  Investment tax credit - net                                    (1,172)                    (1,121)
                                                              ----------                 ----------
       Total Operating Expenses                                 443,270                    444,746

Operating Income                                                 67,411                     65,637

Other Income and Deductions
  Interest income                                                 5,458                      5,103
  Allowance for other funds used
    during construction                                             715                      1,141
  Miscellaneous - net                                             5,378                       (245)
  Income taxes                                                     (929)                      (268)
                                                              ----------                 ----------
       Total Other Income and Deductions                         10,622                      5,731

Income Before Interest Charges                                   78,033                     71,368

Interest Charges
  Interest expense                                               28,112                     28,296
  Allowance for borrowed funds used
    during construction                                            (375)                      (615)
                                                              ----------                 ----------
       Total Interest Charges                                    27,737                     27,681
                                                              ----------                 ----------
Net Income                                                       50,296                     43,687

Preferred Stock Dividend Requirement                                301                        301
                                                              ----------                 ----------
Earnings Available for Common Stockholder                     $  49,995                  $  43,386
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



                                        WISCONSIN ELECTRIC POWER COMPANY

                                             CONDENSED BALANCE SHEET

                                                   (Unaudited)
                                                      March 31, 1998              December 31, 1997
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  5,024,873                  $  4,991,330
  Gas                                                        525,419                       521,814
  Steam                                                       62,717                        62,156
  Accumulated provision for depreciation                  (2,782,438)                   (2,700,839)
                                                        -------------                 -------------
                                                           2,830,571                     2,874,461
  Leased facilities - net                                    137,267                       138,687
  Construction work in progress                              104,887                        81,612
  Nuclear fuel - net                                          90,789                        90,219
                                                        -------------                 -------------
     Net Utility Plant                                     3,163,514                     3,184,979

Other Property and Investments                               519,703                       488,463

Current Assets
  Cash and cash equivalents                                   13,538                        10,100
  Accounts receivable                                        159,374                       140,111
  Accrued utility revenues                                   115,441                       141,273
  Materials, supplies and fossil fuel                        171,471                       197,204
  Prepayments and other assets                                91,272                        62,227
                                                        -------------                 -------------
     Total Current Assets                                    551,096                       550,915

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          171,090                       169,306
  Other                                                      277,578                       274,177
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 448,668                       443,483
                                                        -------------                 -------------
Total Assets                                            $  4,682,981                  $  4,667,840
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    713,582                  $    713,582
  Retained earnings                                          986,600                       980,926
                                                        -------------                 -------------
     Total Common Stock Equity                             1,700,182                     1,694,508
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,449,114                     1,448,558
                                                        -------------                 -------------
     Total Capitalization                                  3,179,746                     3,173,516

Current Liabilities
  Long-term debt due currently                                77,220                        81,389
  Short-term debt                                            209,278                       242,633
  Accounts payable                                           154,021                       142,797
  Accrued liabilities                                        105,040                        83,879
  Other                                                       64,827                        57,871
                                                        -------------                 -------------
     Total Current Liabilities                               610,386                       608,569

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          530,486                       521,429
  Other                                                      362,363                       364,326
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            892,849                       885,755
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,682,981                  $  4,667,840
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.





                                       WISCONSIN ELECTRIC POWER COMPANY

                                           STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                   Three Months Ended March 31
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  50,296                  $  43,687
  Reconciliation to cash
    Depreciation                                                 62,273                     57,665
    Nuclear fuel expense - amortization                           2,568                      1,494
    Conservation expense - amortization                           5,625                      5,625
    Debt premium, discount & expense - amortization               1,028                      2,189
    Deferred income taxes - net                                   3,143                      4,519
    Investment tax credit - net                                  (1,172)                    (1,121)
    Allowance for other funds used during construction             (715)                    (1,141)
    Change in - Accounts receivable                             (19,263)                   (19,180)
                Inventories                                      25,733                     37,399
                Accounts payable                                 11,224                    (31,879)
                Other current assets                             (3,213)                    40,433
                Other current liabilities                        28,117                     39,063
    Other                                                           394                    (20,747)
                                                              ----------                 ----------
Cash Provided by Operating Activities                           166,038                    158,006

Investing Activities
  Construction expenditures                                     (66,894)                   (51,395)
  Allowance for borrowed funds used during construction            (375)                      (615)
  Nuclear fuel                                                     (662)                    (4,297)
  Nuclear decommissioning trust                                 (11,820)                    (7,454)
  Other                                                            (260)                      (786)
                                                              ----------                 ----------
Cash Used in Investing Activities                               (80,011)                   (64,547)

Financing Activities
  Retirement of long-term debt                                   (4,611)                   (14,876)
  Change in short-term debt                                     (33,355)                    16,018
  Dividends on - Common stock                                   (44,322)                   (80,726)
                 Preferred stock                                   (301)                      (301)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (82,589)                   (79,885)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $   3,438                  $  13,574
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  27,807                  $  21,252
  Income taxes                                                   10,687                     17,927

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation and unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with WEC's and WE's combined 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of WEC and WE have been included in the accompanying income statements and balance sheets. The results of operations for the three months ended March 31, 1998 are not, however, necessarily indicative of the results which may be expected for the year 1998 because of seasonal and other factors.

2. On May 13, 1997, WEC and ESELCO, Inc., parent company of Edison Sault Electric Company ("Edison Sault"), entered into an Agreement and Plan of Reorganization setting forth the terms of the proposed acquisition of ESELCO, Inc. by WEC. On October 7, 1997, the shareholders of ESELCO, Inc. voted to approve the proposed transaction. Consummation of the proposed transaction, currently expected by the end of June 1998, is contingent upon several conditions including appropriate regulatory approvals and fulfillment of other customary conditions. The Federal Energy Regulatory Commission ("FERC") approved the proposed acquisition in April 1998. WEC plans to operate Edison Sault, an electric utility which serves approximately 21,000 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula, as a separate utility subsidiary. ESELCO, Inc. is traded under the symbol EDSE on the NASDAQ National Market.

3. In April 1998, Wisconsin Michigan Investment Corporation ("WMIC"), a non-utility subsidiary of WEC, issued $25.4 million of 6.48% medium-term notes due 2008. Proceeds from the issue were added to WMIC's general funds and will be used to finance non-utility projects.

4. Effective January 1, 1998, WEC and WE adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components. WEC and WE currently have no items of other comprehensive income.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company, an electric, gas and steam utility. As of March 31, 1998, approximately 93% of WEC's consolidated total assets were attributable to WE. The following discussion and analysis of financial condition and results of operations includes both WEC and WE unless otherwise stated.

Cautionary Factors:     A number of forward-looking statements are included in
this document. When used, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are described in Item 5. Other Information - "Cautionary Factors" in Part II of this report.


                             RESULTS OF OPERATIONS

1998 FIRST QUARTER

EARNINGS

During the first quarter of 1998, WEC's consolidated net income and earnings per share of common stock were $49 million and $0.43, respectively, compared to $45 million and $0.40, respectively, during the first quarter of 1997. During the first three months of 1998, WE's earnings increased to $50 million from $43 million during the first three months of 1997. As described below, 1998 earnings rose primarily because increased revenues from interim 1998 Wisconsin retail rate increases more than offset the effects of weather related reductions in sales to certain electric and gas customers as well as the effects of increased other operation and maintenance expenses during the first quarter of 1998.


ELECTRIC REVENUES, GROSS MARGIN AND SALES

Total electric operating revenues increased by $34.5 million or 9.9% during the first quarter of 1998 compared to the first quarter of 1997. Between the comparative periods, the gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by $29.2 million or 12.0%. WE attributes these increases primarily to an interim Wisconsin retail electric rate increase, approved by the Public Service Commission of Wisconsin ("PSCW") in December 1997 and effective January 1, 1998, of $134.9 million on an annualized basis. See Item 1. Legal
Proceedings - "Rate Matters" in Part II of this report for information concerning a PSCW rate order authorizing a permanent Wisconsin retail electric rate increase effective May 1, 1998 of $160.2 million or 12.7% on an annualized basis.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  383,640       $  349,100       9.9%
  Fuel & Purchased Power                110,492          105,122       5.1%
                                     ----------       ----------
  Gross Margin                       $  273,148       $  243,978      12.0%
                                     ==========       ==========
==============================================================================

Primarily due to higher per unit purchased power costs during 1998, fuel and purchased power expenses increased by $5.4 million or 5.1% during the three months ended March 31, 1998 compared to the same period in 1997.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Electric Sales (Megawatt-hours)         1998             1997       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,808,720        1,827,036      (1.0%)
  Small Commercial/Industrial         1,845,369        1,837,063       0.5%
  Large Commercial/Industrial         2,689,491        2,645,604       1.7%
  Other-Retail/Municipal                326,722          394,388     (17.2%)
  Resale-Utilities                      287,132          254,846      12.7%
                                     ----------       ----------
  Total Electric Sales                6,957,434        6,958,937       0.0%
                                     ==========       ==========
==============================================================================

Total electric sales during the first quarter of 1998 were unchanged compared to the first quarter of 1997. During the first three months of 1998, customer growth in the residential and the small commercial/industrial customer classes and increased use per customer in the large commercial/industrial customer class offset a weather related decrease in use per residential and small commercial/industrial customer. Electric energy sales to the Empire and Tilden ore mines, WE's two largest electric retail customers, decreased approximately 1.9% during the first quarter of 1998 compared to the first quarter of 1997. Excluding the Empire and Tilden ore mines, total electric sales increased 0.1% and sales to the remaining large commercial/industrial customers increased 2.6%. During the three months ended March 31, 1998, sales in the other-retail/municipal customer class decreased 17.2% primarily due to expiration of a 65 megawatt ("MW") demand contract with Upper Peninsula Power Company on December 31, 1997 and to reduced contractual requirements nominations by Wisconsin Public Power Inc. effective May 1997. Sales for resale to other utilities, the resale-utilities customer class, increased 12.7% in 1998 compared to 1997 primarily due to higher opportunity sales.


GAS REVENUES, GROSS MARGIN AND SALES

Total gas operating revenues decreased by $33.4 million or 21.9% during the first quarter of 1998 compared to the first quarter of 1997. Between the comparative periods, the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) decreased by $2.4 million or 4.9%. The cost of gas sold decreased by $31.0 million or 30.0% due to decreased gas sales during 1998 and to a higher per unit cost of purchased gas in the first quarter of 1997.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Gas Gross Margin ($000)                 1998             1997       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  119,411       $  152,849     (21.9%)
  Cost of Gas Sold                       72,301          103,294     (30.0%)
                                     ----------       ----------
  Gross Margin                       $   47,110       $   49,555      (4.9%)
                                     ==========       ==========
==============================================================================

Despite an interim retail gas rate increase effective January 1, 1998 of $18.5 million on an annualized basis, total gas operating revenues and gross margin declined as a result of warmer winter weather during the first quarter of 1998. Decreased therm deliveries during the first three months of 1998 were primarily to residential and commercial customers who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin. See Item 1. Legal Proceedings - "Rate Matters" in Part II of this report for information concerning a PSCW rate order authorizing a permanent retail gas rate increase effective May 1, 1998 of $18.5 million or 5.4% on an annualized basis.

==============================================================================
                                            Three Months Ended March 31
                                            ---------------------------
Therms Delivered (Thousands)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Residential                           133,829          160,936     (16.8%)
  Commercial/Industrial                  83,815           99,336     (15.6%)
  Interruptible                           7,711            9,487     (18.7%)
  Transported Customer Owned Gas         99,196           86,499      14.7%
  Other - Interdepartmental               8,492           27,373     (69.0%)
                                     ----------       ----------
  Total Gas Delivered                   333,043          383,631     (13.2%)
                                     ==========       ==========
==============================================================================

Compared to the same period in 1997, total natural gas therm deliveries decreased during the first quarter of 1998 primarily due to warmer winter weather. As measured by heating degree days, the first three months of 1998 were 11.6% warmer than the same period in 1997 and 15.0% warmer than normal. During the first quarter of 1998, natural gas therm deliveries to the other-interdepartmental customer class decreased 69.0% primarily due to increased availability of WE's Point Beach Nuclear Plant ("Point Beach"), allowing WE to reduce generation at its Concord and Paris Generating Stations, natural gas-fired peaking generating units. Therm deliveries to these WE facilities are at rates approved by the PSCW. Excluding the other-interdepartmental customer class, total therm deliveries during the three months ended March 31, 1998 decreased 8.9%.


OPERATING EXPENSES

During the first quarter of 1998, other operation and maintenance expenses increased by $17.0 million or 12.7% compared to the same period during 1997, including a $14.5 million increase in nuclear non-fuel expenses and a $2.7 million increase in non-fuel steam power generation expenses. Nuclear non-fuel expenses increased during 1998 primarily due to ongoing efforts by WE's nuclear operations to strengthen plant performance at Point Beach and to address concerns identified by WE and certain other concerns previously identified by the Nuclear Regulatory Commission ("NRC"). Non-fuel steam power generation expenses increased primarily due to a scheduled maintenance outage at Oak Creek Power Plant during the first quarter of 1998.

Depreciation expense increased 8.0% or by $4.6 million between the comparative periods primarily due to increased decommissioning expenses.


OTHER ITEMS

WE's miscellaneous-net other income and deductions increased by $5.6 million between the comparative periods primarily due to realized gains on investments in the Nuclear Decommissioning Trust Fund.


                        LIQUIDITY AND CAPITAL RESOURCES


Cash provided by WEC's consolidated operating activities totaled $159 million during the three months ended March 31, 1998. This compares to $161 million provided during the same period in 1997.

WEC's consolidated net investing activities totaled approximately $86 million for the three months ended March 31, 1998 compared to $57 million during the same period in 1997. Investments during the first quarter of 1998 included $78 million for the construction of new or improved facilities of which $67 million was for a number of projects related to utility plant. During the first three months of 1998, WE made $12 million of payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Net investing activities for the three months ended March 1998 include $7 million of cash proceeds, included in investing activities-other, from the sale of buildings and other capital distributions from investments by WISPARK Corporation, a non-utility subsidiary of WEC.

During the first quarter of 1998, WEC used $72 million for financing activities compared to $50 million during the first quarter of 1997. Financing activities during the first three months of 1998 included a $7 million payment of principal on the maturity of 5.80% Wisconsin Michigan Investment Corporation unsecured notes. WMIC is a non-utility subsidiary of WEC.

Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures, for long term debt maturity and sinking fund requirements and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met primarily through internal sources of funds from operations, the issuance of intermediate of long-term debt and short-term borrowings. WE may issue up to $200 million of additional intermediate or long-term debt in a public offering during the second or third quarter of 1998. The specific form, amount and timing of debt securities which might be issued have not yet been determined and would depend upon market conditions and other factors. In April 1998, WMIC issued $25.4 million of 6.48% medium-term notes due 2008. Proceeds from the issue were added to WMIC's general funds and will be used to finance non-utility projects.

For certain other information which may impact WEC and WE's future financial condition or results of operations, see Item 1. Financial Statements - "Notes to Financial Statements" in Part I of this report as well as Item 1. Legal Proceedings and Item 5. Other Information in Part II of this report.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning WEC's and WE's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks" in Part II of WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1997. Griffin Energy Marketing LLC ("Griffin"), a subsidiary of WISVEST Corporation, began marketing energy related services and limited trading of electricity in January 1998. Griffin's activities during the first quarter of 1998 were insignificant. WISVEST Corporation is a non-utility subsidiary of WEC.




                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

The following should be read in conjunction with Item 1. Business - "Environmental Compliance" and Item 3. Legal Proceedings in Part I of WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1997.


                                 RATE MATTERS

WISCONSIN RETAIL JURISDICTION

1998 Test Year:     On December 23, 1997, the PSCW issued an order authorizing
WE to implement interim Wisconsin retail rate increases effective January 1, 1998 in the amount of $154.2 million on an annualized basis, including
$134.9 million for electric operations, $18.5 million for gas operations and $0.8 million for the City of Milwaukee steam operations. The PSCW authorized permanent annualized Wisconsin retail base rate increases effective May 1, 1998 of $160.2 million or 12.7% for electric operations, $18.5 million or 5.4% for gas operations, and $1.2 million or 9.3% for City of Milwaukee steam operations. The increases were based upon an authorized regulatory return on common equity of 12.2%.

Fuel Cost Adjustment Proceeding:     On December 23, 1997, the PSCW issued a
combined final order on two 1997 WE filings under Wisconsin's fuel cost adjustment procedure, authorizing WE to recover up to $27 million of additional 1997 fuel and purchased power costs from Wisconsin retail electric customers during the 1997-1998 biennial period. The temporary fuel surcharge ended as of May 1, 1998.


                                 OTHER MATTERS

Thor Technology Litigation:     In 1995, PSI Sales, Inc. and Process
Solutions, Inc. brought suit against WITECH Corporation, a non-utility subsidiary of WEC, and one of its portfolio investment companies, Thor Technology Corporation, in Federal District Court for the Southern District of Alabama seeking compensatory damages of $3 million under a contract involving Thor Technology Corporation and an unspecified amount of punitive damages. In May 1996, the complaint was amended to include WEC. In April 1998, the parties reached a settlement of the litigation. The amount of the settlement was not significant.

Personal Injury Suit:     On October 1, 1994, a jury returned a $2.85 million
verdict against Wisconsin Natural Gas Company ("WN") in a case in the Circuit Court for Milwaukee County ("Circuit Court") involving a gas pipe fire which injured the plaintiff. (WEC merged WN, its wholly owned natural gas utility subsidiary, into WE in January 1996.) On December 23, 1994, WN resolved the litigation between itself and the plaintiff with a payment of $2.55 million to the plaintiff, of which $550,000 was covered by WN's general liability insurer. The contract with the construction company that installed the gas pipe provides for indemnification of WN. On September 5, 1995, WN commenced an action for such indemnification in the Circuit Court against the construction company and its insurers. On October 7, 1996, the Circuit Court granted WN's motion for summary judgment requiring such indemnification in the amount of $2.55 million plus costs. The defendants appealed this decision to the Wisconsin Court of Appeals. On May 5, 1998, the Court of Appeals reversed the 1996 Circuit Court decision and granted summary judgment to the construction company and its insurers which denies WN's right to indemnification. Within the next thirty days, WE, as successor to WN, expects to file a petition with the Wisconsin Supreme Court seeking a review of this decision.



ITEM 5.  OTHER INFORMATION

                                NUCLEAR MATTERS

Point Beach Nuclear Plant:     Point Beach Unit 1 began a scheduled refueling
outage in mid-February 1998. With completion of this outage, WE will be implementing its first extended fuel cycle, allowing operation of Unit 1 for more than 12 months between refueling outages. WE expects to complete the Unit 1 refueling outage in June 1998.

Spent Fuel Storage and Disposal:     WE currently has remaining space in the
spent fuel pool at Point Beach to complete the current Unit 1 refueling as well as the scheduled fall 1998 Unit 2 and fall 1999 Unit 1 refuelings. With completion of the current Unit 1 refueling, however, WE will no longer have the capability to unload a full core into the pool, reducing to some extent operational flexibility at Point Beach.

In response to reduced spent fuel pool storage capacity, WE completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent nuclear fuel at Point Beach. The PSCW has authorized WE to load up to twelve casks containing up to 288 total fuel assemblies with spent fuel and transfer the casks to the ISFSI. To date, WE has loaded two such casks containing 48 spent fuel assemblies and currently has two additional casks available at Point Beach for loading. WE estimates that, with implementation of extended fuel cycles, with the current authorization to load an additional 240 spent fuel assemblies into casks, and with the remaining space in the spent fuel pool in its current configuration, it has available storage capacity at Point Beach to complete the anticipated fall 2003 Unit 1 refueling outage.

As a result of the ignition of hydrogen gas during welding operations associated with loading a third cask at Point Beach in May 1996, WE discontinued loading until the Nuclear Regulatory Commission completes its review of WE's proposed corrective actions to avoid future hydrogen gas ignitions as well as proposed changes in lid welding and weld inspection processes. WE expects the NRC to complete the review in June 1998. WE hopes to be able to resume cask loading during the summer of 1998 and to load at least two additional casks with spent fuel during 1998.

Due to continuing uncertainty about the future use of VSC-24 casks designed by Sierra Nuclear Corporation which are currently used at Point Beach, WE has initiated steps to purchase up to six alternative model TN-32 dry storage casks from Transnuclear Corp. The TN-32 casks have been previously approved by the NRC for specific use at other nuclear generating facilities in the United States. WE currently plans to obtain the first two TN-32 containers in December 1999 and a third container in the spring of the year 2000. WE believes that the TN-32 casks can be approved for use at Point Beach within these time frames.

On January 31, 1998, the United States Department of Energy ("DOE") failed to comply with its obligation to begin removing spent fuel from Point Beach under a contract with WE required by the Nuclear Waste Policy Act of 1982, as amended in 1987. In February 1998, WE joined other utilities in a motion to enforce the July 1996 mandate of the United States Court of Appeals for the District of Columbia Circuit ("Court") that the DOE had an unconditional obligation to begin accepting spent fuel by January 31, 1998. WE and the other utilities requested an order (1) compelling the DOE to submit a detailed program for disposing of spent fuel from utilities, (2) declaring that the utilities are relieved of their obligation to pay fees into the Nuclear Waste Fund for a permanent spent fuel repository and are authorized to place such fees into escrow until the DOE commences with disposing of spent fuel pursuant to its obligation, and (3) precluding the DOE from using any fees paid into the Nuclear Waste Fund to reimburse utilities for damages they have incurred as a result of the DOE's breach of its obligations. On May 5, 1998, the Court issued a decision denying the motion of WE and the other utilities to enforce the Court's mandate, principally on the ground that the question of whether the DOE could properly use the Nuclear Waste Fund as a source to pay damages to utilities was not ripe for review. The Court further held that the other requested remedies fall outside the scope of its mandate, which was limited to defining the nature of the DOE's statutory obligations and did not extend to requiring the DOE to perform under its contracts with WE and the other utilities. WE is currently evaluating the May 5, 1998 decision to determine the most appropriate forum in which to proceed with its contract remedies.


                         ELECTRIC SYSTEM RELIABILITY,
                      STRUCTURE, AND COMPETITION MATTERS

For information concerning electric system reliability, structure and competition matters, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" and "Industry Restructuring and Competition" in Part II of WEC's and WE's combined Annual Report on Form 10-K for the year ended December 31, 1997.

During the summer of 1998, WE expects to be able to meet the electrical requirements of its customers. However, regional power shortages within the Mid-America Interconnected Network ("MAIN"), which includes all or portions of the States of Illinois, Michigan, Missouri and Wisconsin, could have an impact on WE's customers. An assessment conducted by MAIN indicates that supply in the upper midwest during the summer of 1998 will be tight.

Reciprocal operating agreements with other MAIN utilities may require WE to interrupt or curtail electric service to interruptible or curtailable customers. These are customers who receive electric energy at a discounted rate in return for which they have agreed to have their electricity supply limited or cut-off during periods of tight supply.

WE will initiate interruptions or curtailments to assist another MAIN utility if, after interrupting and curtailing its own customers, that utility is unable to meet its load obligations without resorting to public appeal for reduced energy usage by its firm customers. If a MAIN utility is unable to meet its load requirements following issuance of a public appeal, WE will issue a public appeal for conservation by its firm customers to help prevent the affected utility from having to initiate rotating blackouts.


GOVERNOR'S RELIABILITY INITIATIVE

In April 1998, electric industry reliability legislation drafted by the Governor of the State of Wisconsin was approved by the Wisconsin Legislature and signed into law. Provisions of the 1997 Wisconsin Act 204 ("Governor's Electric Reliability Legislation") can be divided into four categories:

Regulatory Streamlining:     Eases the planning burden and facilitates the
regulatory approvals necessary to start the construction of transmission facilities and non-merchant plant generation.

Transmission:

* Directs the PSCW to evaluate electric transmission system constraints that adversely affect reliability in the state by September 1, 1998 and authorizes the PSCW to order (through the year 2004) electric utilities to construct transmission facilities to relieve such constraints.

* Requires transfer by a utility of operational authority over its electric transmission facilities to a regional Independent System Operator ("ISO") by June 30, 2000, after which time, if not done, the PSCW shall order such utility to file an application with the FERC for participation in a regional ISO or could order divestiture of electric transmission facilities under certain circumstances.

*  Establishes minimum requirements for ISOs.

* Requires all Wisconsin utilities to take electric transmission service from the ISO by June 30, 2000.

New Generation Facilities:

* Orders the winners of requests for proposals by utilities for new generation capacity to enter into contracts by July 31, 1998 (or a later date approved by the PSCW) and to apply with the PSCW by August 31, 1998 for any preconstruction approvals required to complete those projects.

* Establishes an expedited approval process at the Wisconsin Department of Natural Resources for review of these applications and associated permits.

*  Allows merchant generating plants to be built in the State of Wisconsin.

* Allows affiliates of utilities to build merchant plants if the PSCW finds that this is not anti-competitive.

* Provides that if such merchant plants are built in the midwest, the value of their assets would not count towards the Wisconsin public utility holding company non-utility diversification asset cap.

* Requires that 50 megawatts of renewable energy sources be constructed or procured by Wisconsin investor-owned utilities by December 31, 2000.

Other Provisions:

* Directs the PSCW to promulgate rules concerning market power for generation facilities.

* Directs the PSCW to promulgate maintenance standards for electric generation and distribution facilities.

* Directs the PSCW to promulgate rules regarding assignment of costs for sales to customers outside the state which the utility does not have a requirement to serve.


WISCONSIN ELECTRIC RELIABILITY INITIATIVES

During 1998, WE has continued the following mid-range projects to improve its electric supply capacity outlook:

Additional 250 MW of Capacity:     WE began evaluating bids received in
response to a request for proposal for contracts for 250 MW of generation capacity to be built in eastern Wisconsin. This project is currently on schedule to meet the requirements of the Governor's Electric Reliability Legislation regarding requests for proposals for new generation.

Combustion Turbine Inlet Coolers:     WE has received all required regulatory
approvals for the addition of inlet coolers at the Paris and Concord combustion turbine generating facilities, which are expected to boost the generating capacity of these two plants by a combined total of approximately 110 megawatts.

Midwest ISO:     New participants have joined the Midwest ISO, bringing total participation to 13 utilities operating in portions of 13 states (Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, Virginia, West Virginia and Wisconsin). The PSCW is completing a review of ISO issues as part of its restructuring activities. The PSCW held hearings during March 1998 and is scheduled to issue an order in mid-June 1998. Pending the outcome of the PSCW process and approval at the FERC, WE participation in the Midwest ISO is on schedule to meet the legislative requirements regarding participation in a regional ISO.


                         MINERGY GLASS AGGREGATE PLANT

During the first quarter of 1998, Minergy Corp., a non-utility subsidiary of WEC, began test operations of its $45 million Fox Valley Glass Aggregate Plant, located in Neenah, Wisconsin. The Fox Valley Glass Aggregate Plant went into commercial operation in late April 1998.


                              CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of WEC or WE. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause WEC's or WE's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause WEC's or WE's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of WE's generating facilities including Point Beach Nuclear Plant; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the Nuclear Regulatory Commission's regulations related to Point Beach; changes in the United States Environmental Protection Agency's as well as the Wisconsin or Michigan Department of Natural Resources' regulations related to emissions from fossil-fuel-fired power plants; or the siting approval process for new generation and transmission facilities.

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

* Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

* Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the indirect impacts of third parties with whom the company does business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties.

*  Changes in social attitudes regarding the utility and power industries.

* Possible risks associated with non-utility diversification such as competition; operating risks; dependence upon certain suppliers and customers; or environmental and energy regulations.

* Other business or investment considerations that may be disclosed from time to time in WEC's or WE's Securities and Exchange Commission filings or in other publicly disseminated written documents.

WEC and WE undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with the applicable Form 10-Q report:

      Exhibit No.
                                 WEC Exhibits

      (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the three months ended March 31, 1998.

                                  WE Exhibits

      (27)-2 Wisconsin Electric Power Company Financial Data Schedule for the three months ended March 31, 1998.

(b)   Reports on Form 8-K.

      Current reports on Form 8-K dated as of December 23, 1997 were filed by WEC and WE on January 8, 1998 to report the issuance by the PSCW of an order authorizing interim rate increases effective January 1, 1998.

      Current reports on Form 8-K dated as of April 28, 1998 were filed by WEC and WE on May 6, 1998 to report authorization by the PSCW of permanent electric, gas and City of Milwaukee steam rate increases effective
      May 1, 1998.



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



                                           WISCONSIN ENERGY CORPORATION
                                      --------------------------------------
                                                   (Registrant)


                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   May 15, 1998                  Calvin H. Baker, Treasurer, Chief
                                         Financial Officer and duly
                                         authorized officer





                                         WISCONSIN ELECTRIC POWER COMPANY
                                      --------------------------------------
                                                   (Registrant)




                                      /s/ Calvin H. Baker
                                      ---------------------------------------
Date:   May 15, 1998                  Calvin H. Baker, Vice President -
                                         Finance, Chief Financial Officer
                                         and duly authorized officer



                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1998

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibits are filed with this report:

(27)-2 Wisconsin Electric Power Company Financial Data Schedule for the three months ended March 31, 1998.