Form 10-Q
period 1998-06-30
WISCONSIN ELECTRIC POWER CO
filed 1998-08-14
CIK 107815

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended    June 30, 1998

                                      OR

 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

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

                   -------------------------------------

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 1998):

Wisconsin Energy Corporation            Common stock, $.01 Par Value,
                                        115,276,119 shares outstanding.

Wisconsin Electric Power Company        Common stock, $10 Par Value,
                                        33,289,327 shares outstanding.
                                        Wisconsin Energy Corporation is the
                                        sole holder of Wisconsin Electric
                                        Power Company common stock.



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1998
                               TABLE OF CONTENTS

Item                                                                      Page
----                                                                      ----

   Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

                        Part I - Financial Information
                        ------------------------------

1. Financial Statements:
   Wisconsin Energy Corporation
      Consolidated Condensed Income Statement. . . . . . . . . . . . . .     3
      Consolidated Condensed Balance Sheet . . . . . . . . . . . . . . .     4
      Consolidated Statement of Cash Flows . . . . . . . . . . . . . . .     5
   Wisconsin Electric Power Company
      Condensed Income Statement . . . . . . . . . . . . . . . . . . . .     6
      Condensed Balance Sheet. . . . . . . . . . . . . . . . . . . . . .     7
      Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . .     8
   Notes to Financial Statements of
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .     9
2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations for
      Wisconsin Energy Corporation and
      Wisconsin Electric Power Company . . . . . . . . . . . . . . . . .    11
3. Quantitative and Qualitative Disclosures About Market Risk. . . . . .    19

                          Part II - Other Information
                          ---------------------------

1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .    20
4. Submission of Matters to a Vote of Security Holders . . . . . . . . .    20
5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .    21
6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    26
   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                                 INTRODUCTION

Wisconsin Energy Corporation ("Wisconsin Energy") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by its context, the term Wisconsin Energy refers to the holding company and all of its subsidiaries when used in this combined Form 10-Q. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of Wisconsin Energy as well as separate statements for Wisconsin Electric. The unaudited statements have been prepared by Wisconsin Energy and Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Wisconsin Energy and Wisconsin Electric financial statements should be read in conjunction with the financial statements and notes thereto included in the companies' combined Annual Report on Form 10-K for the year ended December 31, 1997. This combined Form 10-Q is separately filed by Wisconsin Energy and Wisconsin Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.





                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                        WISCONSIN ENERGY CORPORATION
                                   CONSOLIDATED CONDENSED INCOME STATEMENT

                                                 (Unaudited)
                                                 Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                              -------------------------      -------------------------
                                                 1998           1997            1998           1997
                                              ----------     ----------      ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 408,737      $ 337,221       $ 792,377      $ 686,321
  Gas                                            52,414         61,228         171,825        214,077
  Steam                                           3,817          4,765          11,447         13,199
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    464,968        403,214         975,649        913,597

Operating Expenses
  Fuel                                           80,207         76,204         154,108        153,465
  Purchased power                                37,249         32,936          73,840         60,797
  Cost of gas sold                               31,105         39,141         103,406        142,435
  Other operation expenses                      124,260        106,705         234,298        209,104
  Maintenance                                    46,504         38,347          87,322         69,814
  Depreciation                                   57,215         57,068         119,488        114,733
  Taxes other than income taxes                  19,296         19,039          40,012         38,226
  Federal income tax                             11,273         (1,576)         31,166         16,343
  State income tax                                2,781           (130)          7,549          4,165
  Deferred income taxes - net                     1,198          4,886           4,341          9,405
  Investment tax credit - net                    (1,178)        (1,122)         (2,350)        (2,243)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    409,910        371,498         853,180        816,244

Operating Income                                 55,058         31,716         122,469         97,353

Other Income and Deductions
  Interest income                                 6,332          5,329          13,067         11,687
  Allowance for other funds used
    during construction                             877          1,216           1,592          2,357
  Merger expenses                                  (497)       (30,684)           (497)       (30,684)
  Miscellaneous - net                            (3,897)        (1,874)         (1,146)        (1,933)
  Income taxes                                      754         12,079           1,381         11,924
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             3,569        (13,934)         14,397         (6,649)

Income Before Interest Charges and
  Preferred Dividend                             58,627         17,782         136,866         90,704

Interest Charges
  Interest expense                               31,430         29,866          62,318         59,257
  Allowance for borrowed funds used
    during construction                          (1,957)        (1,752)         (3,955)        (3,591)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       29,473         28,114          58,363         55,666
Preferred Dividend Requirement of Subsidiary        300            300             601            601
                                              ----------     ----------      ----------     ----------
Net Income (Loss)                             $  28,854      $ (10,632)      $  77,902      $  34,437
                                              ==========     ==========      ==========     ==========
Average Number of Shares of Common
  Stock Outstanding (Thousands)                 113,687        112,577         113,279        112,270
                                              ==========     ==========      ==========     ==========
Earnings (Loss) Per Share of Common
  Stock (Basic and Diluted)                   $    0.25      $   (0.09)      $    0.69      $    0.31
                                              ==========     ==========      ==========     ==========
Dividends Per Share of Common Stock            $  0.390       $  0.385        $  0.775       $  0.765
                                              ==========     ==========      ==========     ==========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.



                                        WISCONSIN ENERGY CORPORATION
                                    CONSOLIDATED CONDENSED BALANCE SHEET
                                                 (Unaudited)
                                                      June 30, 1998              December 31, 1997
                                                     ----------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,835,511                  $  4,690,347
  Gas                                                        500,651                       492,271
  Steam                                                       62,550                        61,921
  Common                                                     343,852                       330,761
  Accumulated provision for depreciation                  (2,877,984)                   (2,700,839)
                                                        -------------                 -------------
                                                           2,864,580                     2,874,461
  Construction work in progress                              132,102                        81,612
  Leased facilities - net                                    135,846                       138,687
  Nuclear fuel - net                                          65,628                        90,219
                                                        -------------                 -------------
     Net Utility Plant                                     3,198,156                     3,184,979

Other Property and Investments                               935,898                       825,357

Current Assets
  Cash and cash equivalents                                   14,102                        19,607
  Accounts receivable                                        158,629                       145,737
  Accrued utility revenues                                   104,539                       141,273
  Materials, supplies and fossil fuel                        187,672                       197,204
  Prepayments and other assets                                81,864                        69,496
                                                        -------------                 -------------
     Total Current Assets                                    546,806                       573,317

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          185,457                       172,546
  Other                                                      247,343                       281,485
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 432,800                       454,031
                                                        -------------                 -------------
Total Assets                                            $  5,113,660                  $  5,037,684
                                                        =============                 =============

         Capitalization and Liabilities
         ------------------------------

Capitalization
  Common stock                                          $    750,138                  $    730,783
  Retained earnings                                        1,123,788                     1,132,149
                                                        -------------                 -------------
     Total Common Stock Equity                             1,873,926                     1,862,932
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,725,317                     1,532,405
                                                        -------------                 -------------
     Total Capitalization                                  3,629,693                     3,425,787

Current Liabilities
  Long-term debt due currently                                88,249                        90,004
  Short-term debt                                            160,551                       319,953
  Accounts payable                                           144,258                       148,588
  Accrued liabilities                                         83,916                        87,221
  Other                                                       70,780                        63,832
                                                        -------------                 -------------
     Total Current Liabilities                               547,754                       709,598

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          549,939                       525,666
  Other                                                      386,274                       376,633
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            936,213                       902,299
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  5,113,660                  $  5,037,684
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.





                                        WISCONSIN ENERGY CORPORATION
                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                    Six Months Ended June 30
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  77,902                  $  34,437
  Reconciliation to cash
    Depreciation                                                119,488                    114,733
    Nuclear fuel expense - amortization                           6,465                      1,494
    Conservation expense - amortization                          11,249                     11,249
    Debt premium, discount & expense - amortization               2,266                      4,559
    Deferred income taxes - net                                   4,341                      9,405
    Investment tax credit - net                                  (2,350)                    (2,243)
    Allowance for other funds used during construction           (1,592)                    (2,357)
    Write-off of merger costs                                       497                     30,684
    Change in - Accounts receivable                              (8,085)                    15,671
                Inventories                                      10,819                     24,686
                Accounts payable                                 (7,193)                   (18,981)
                Other current assets                             26,837                     33,192
                Other current liabilities                         1,395                        627
    Other                                                        12,647                    (27,070)
                                                              ----------                 ----------
Cash Provided by Operating Activities                           254,686                    230,086

Investing Activities
  Construction expenditures                                    (170,703)                  (142,377)
  Allowance for borrowed funds used during construction          (3,955)                    (3,591)
  Nuclear fuel                                                   20,283                     (5,811)
  Nuclear decommissioning trust                                 (17,912)                   (13,165)
  Other                                                          (2,634)                    32,057
                                                              ----------                 ----------
Cash Used in Investing Activities                              (174,921)                  (132,887)

Financing Activities
  Sale of common stock                                               61                     29,586
  Sale of long-term debt                                        184,687                       -
  Retirement of long-term debt                                  (16,198)                   (17,376)
  Change in short-term debt                                    (166,349)                    33,628
  Dividends on common stock                                     (87,471)                   (85,808)
                                                              ----------                 ----------
Cash Used in Financing Activities                               (85,270)                   (39,970)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  (5,505)                 $  57,229
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  64,778                  $  51,170
  Income taxes                                                   49,213                     49,806

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.





                                      WISCONSIN ELECTRIC POWER COMPANY
                                         CONDENSED INCOME STATEMENT

                                                 (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                       June 30                        June 30
                                              -------------------------      -------------------------
                                                 1998           1997            1998           1997
                                              ----------     ----------      ----------     ----------
                                                               (Thousands of Dollars)
Operating Revenues
  Electric                                    $ 405,540      $ 337,221       $ 789,180      $ 686,321
  Gas                                            52,414         61,228         171,825        214,077
  Steam                                           3,817          4,765          11,447         13,199
                                              ----------     ----------      ----------     ----------
    Total Operating Revenues                    461,771        403,214         972,452        913,597

Operating Expenses
  Fuel                                           80,201         76,204         154,102        153,465
  Purchased power                                35,799         32,936          72,390         60,797
  Cost of gas sold                               31,105         39,141         103,406        142,435
  Other operation expenses                      123,630        106,705         233,668        209,104
  Maintenance                                    46,310         38,347          87,128         69,814
  Depreciation                                   56,970         57,068         119,243        114,733
  Taxes other than income taxes                  19,156         19,039          39,872         38,226
  Federal income tax                             11,153         (1,576)         31,046         16,343
  State income tax                                2,781           (130)          7,549          4,165
  Deferred income taxes - net                     1,216          4,886           4,359          9,405
  Investment tax credit - net                    (1,173)        (1,122)         (2,345)        (2,243)
                                              ----------     ----------      ----------     ----------
    Total Operating Expenses                    407,148        371,498         850,418        816,244

Operating Income                                 54,623         31,716         122,034         97,353

Other Income and Deductions
  Interest income                                 5,562          3,472          11,020          8,575
  Allowance for other funds used
    during construction                             877          1,216           1,592          2,357
  Merger expenses                                  -           (21,881)           -           (21,881)
  Miscellaneous - net                            (1,245)        (1,281)          4,133         (1,526)
  Income taxes                                   (1,052)         8,966          (1,981)         8,698
                                              ----------     ----------      ----------     ----------
    Total Other Income and Deductions             4,142         (9,508)         14,764         (3,777)

Income Before Interest Charges                   58,765         22,208         136,798         93,576

Interest Charges
  Interest expense                               27,840         28,898          55,952         57,194
  Allowance for borrowed funds used
    during construction                            (446)          (637)           (821)        (1,252)
                                              ----------     ----------      ----------     ----------
    Total Interest Charges                       27,394         28,261          55,131         55,942
                                              ----------     ----------      ----------     ----------
Net Income (Loss)                                31,371         (6,053)         81,667         37,634

Preferred Stock Dividend Requirement                300            300             601            601
                                              ----------     ----------      ----------     ----------
Earnings Available for Common Stockholder     $  31,071      $  (6,353)      $  81,066      $  37,033
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



                                        WISCONSIN ELECTRIC POWER COMPANY
                                             CONDENSED BALANCE SHEET
                                                  (Unaudited)
                                                       June 30, 1998              December 31, 1997
                                                      ---------------             -----------------
                                                                 (Thousands of Dollars)
                     Assets
                 --------------
Utility Plant
  Electric                                              $  4,757,713                  $  4,690,347
  Gas                                                        500,651                       492,271
  Steam                                                       62,550                        61,921
  Common                                                     343,852                       330,761
  Accumulated provision for depreciation                  (2,844,016)                   (2,700,839)
                                                        -------------                 -------------
                                                           2,820,750                     2,874,461
  Construction work in progress                              126,861                        81,612
  Leased facilities - net                                    135,846                       138,687
  Nuclear fuel - net                                          65,628                        90,219
                                                        -------------                 -------------
     Net Utility Plant                                     3,149,085                     3,184,979

Other Property and Investments                               533,267                       488,463

Current Assets
  Cash and cash equivalents                                    8,287                        10,100
  Accounts receivable                                        144,672                       140,111
  Accrued utility revenues                                   103,614                       141,273
  Materials, supplies and fossil fuel                        186,350                       197,204
  Prepayments and other assets                                65,549                        62,227
                                                        -------------                 -------------
     Total Current Assets                                    508,472                       550,915

Deferred Charges and Other Assets
  Accumulated deferred income taxes                          174,132                       169,306
  Other                                                      240,634                       274,177
                                                        -------------                 -------------
     Total Deferred Charges and Other Assets                 414,766                       443,483
                                                        -------------                 -------------
Total Assets                                            $  4,605,590                  $  4,667,840
                                                        =============                 =============

           Capitalization and Liabilities
           ------------------------------

Capitalization
  Common stock                                          $    713,582                  $    713,582
  Retained earnings                                          972,778                       980,926
                                                        -------------                 -------------
     Total Common Stock Equity                             1,686,360                     1,694,508
  Preferred stock                                             30,450                        30,450
  Long-term debt                                           1,589,704                     1,448,558
                                                        -------------                 -------------
     Total Capitalization                                  3,306,514                     3,173,516

Current Liabilities
  Long-term debt due currently                                83,029                        81,389
  Short-term debt                                             37,472                       242,633
  Accounts payable                                           137,173                       142,797
  Accrued liabilities                                         78,883                        83,879
  Other                                                       65,756                        57,871
                                                        -------------                 -------------
     Total Current Liabilities                               402,313                       608,569

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                          538,980                       521,429
  Other                                                      357,783                       364,326
                                                        -------------                 -------------
     Total Deferred Credits and Other Liabilities            896,763                       885,755
                                                        -------------                 -------------
Total Capitalization and Liabilities                    $  4,605,590                  $  4,667,840
                                                        =============                 =============

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.





                                        WISCONSIN ELECTRIC POWER COMPANY
                                             STATEMENT OF CASH FLOWS

                                                 (Unaudited)

                                                                    Six Months Ended June 30
                                                              -------------------------------------
                                                                 1998                       1997
                                                              ----------                 ----------
                                                                     (Thousands of Dollars)
Operating Activities
  Net income                                                  $  81,667                  $  37,634
  Reconciliation to cash
    Depreciation                                                119,243                    114,733
    Nuclear fuel expense - amortization                           6,465                      1,494
    Conservation expense - amortization                          11,249                     11,249
    Debt premium, discount & expense - amortization               2,066                      4,378
    Deferred income taxes - net                                   4,359                      9,405
    Investment tax credit - net                                  (2,345)                    (2,243)
    Allowance for other funds used during construction           (1,592)                    (2,357)
    Write-off of merger costs                                      -                        21,881
    Change in - Accounts receivable                              (4,561)                    10,336
                Inventories                                      10,854                     24,686
                Accounts payable                                 (5,624)                   (14,942)
                Other current assets                             34,337                     37,828
                Other current liabilities                         2,889                      3,305
    Other                                                        40,087                    (29,868)
                                                              ----------                 ----------
Cash Provided by Operating Activities                           299,094                    227,519

Investing Activities
  Construction expenditures                                    (148,058)                  (111,616)
  Allowance for borrowed funds used during construction            (821)                    (1,252)
  Nuclear fuel                                                   20,283                     (5,811)
  Nuclear decommissioning trust                                 (17,912)                   (13,165)
  Other                                                            (180)                    (2,225)
                                                             ----------                 ----------
Cash Used in Investing Activities                              (146,688)                  (134,069)

Financing Activities
  Sale of long-term debt                                        147,903                       -
  Retirement of long-term debt                                   (7,145)                   (15,806)
  Change in short-term debt                                    (205,161)                    57,002
  Dividends on - Common stock                                   (89,215)                  (125,048)
                 Preferred stock                                   (601)                      (601)
                                                              ----------                 ----------
Cash Used in Financing Activities                              (154,219)                   (84,453)
                                                              ----------                 ----------
Change in Cash and Cash Equivalents                           $  (1,813)                 $   8,997
                                                              ==========                 ==========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                        $  61,716                  $  51,457
  Income taxes                                                   48,273                     47,308

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.



                         WISCONSIN ENERGY CORPORATION
                       WISCONSIN ELECTRIC POWER COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation ("Wisconsin Energy") and the unaudited financial statements for Wisconsin Electric Power Company ("Wisconsin Electric") should be read in conjunction with the companies' combined 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy and Wisconsin Electric have been included in the accompanying income statements and balance sheets. The results of operations for the six months ended June 30, 1998 are not, however, necessarily indicative of the results which may be expected for the year 1998 because of seasonal and other factors.

2. Effective May 31, 1998, Wisconsin Energy acquired ESELCO, Inc. ("ESELCO") in a tax-free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $888,000 represents ESELCO's consolidated net income during the first five months of 1998. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report.

3. In June 1998, Wisconsin Electric issued $150 million of 6-1/2% Debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and are being used for other general corporate purposes. In April 1998, Wisconsin Michigan Investment Corporation, a non-utility subsidiary of Wisconsin Energy, issued $25.4 million of 6.48% medium-term notes due 2008. Proceeds from the issue were added to Wisconsin Michigan Investment Corporation's general funds and were used to finance non-utility projects. During the first six months of 1998, WISPARK Corporation, another non-utility subsidiary of Wisconsin Energy, issued $11.3 million of secured adjustable rate notes due 2000-2008. Proceeds from the issues were used to finance the construction or purchase of various facilities.

4. Wisconsin Electric completed a scheduled refueling of Point Beach Nuclear Plant ("Point Beach") Unit 1 and returned the generating unit to service in late June 1998. See Item 5. Other Information - "Nuclear Matters" in
     Part II of this report for additional information regarding Point Beach.

5. During the second quarter of 1998, WISVEST Corporation, a non-utility subsidiary of Wisconsin Energy, purchased the $36.4 million of Kimberly Cogeneration Equipment from Wisconsin Electric and contributed the equipment to a joint independent power project, the Androscoggin Cogeneration Center. For additional information, see Item 5. Other Information - "Kimberly Cogeneration Equipment" in Part II of this report.

6. Effective January 1, 1998, Wisconsin Energy and Wisconsin Electric adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components. Wisconsin Energy and Wisconsin Electric currently have no items of other comprehensive income.

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective January 1, 2000 for Wisconsin Energy and for Wisconsin Electric. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income depending upon how the derivative is designated. Based upon the current limited use of derivative instruments at Wisconsin Energy and at Wisconsin Electric, the adoption of FAS 133 would not have a significant effect on their results of operations or financial position.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by their context, the terms 'Wisconsin Energy' or 'the Company' refer to the holding company and all of its subsidiaries when used in this document. As of June 30, 1998, approximately 90% of Wisconsin Energy's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

ACQUISITION OF ESELCO, INC.:     Effective May 31, 1998, Wisconsin Energy
acquired ESELCO, Inc. ("ESELCO") in a tax-free reorganization accounted for as a pooling of interests. In connection with the acquisition, Wisconsin Energy issued 2,407,275 shares of common stock, with fractional interests paid in cash, based upon an exchange ratio of 1.5114 shares of Wisconsin Energy common stock for each outstanding share of ESELCO common stock.

Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's, including a $1.2 million credit to retained earnings of which $888,000 represents ESELCO's consolidated net income during the first five months of 1998.

ESELCO was the parent company of Edison Sault Electric Company ("Edison Sault"), an electric utility which serves approximately 21,000 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. Where appropriate, discussions of Wisconsin Energy include Edison Sault's operations since June 1, 1998. Wisconsin Energy is operating Wisconsin Electric and Edison Sault as separate utility subsidiaries within their existing historical service territories. Wisconsin Electric and Edison Sault will continue to be separately regulated by their respective states.

For additional information concerning ESELCO and Edison Sault, see ESELCO's Annual Report on Form 10-K for the year ended December 31, 1997 as well as ESELCO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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


                             RESULTS OF OPERATIONS

1998 SECOND QUARTER

Earnings

During the second quarter of 1998, Wisconsin Energy's consolidated net income and earnings per share of common stock were $28.9 million and $0.25, respectively, compared to a consolidated net loss and loss per share of $10.6 million and $0.09, respectively, during the second quarter of 1997. During the second quarter of 1998, Wisconsin Electric's earnings increased to $31.1 million compared to a loss of $6.4 million during the second three months of 1997. As described below, 1998 earnings increased primarily because increased revenues from interim and permanent 1998 Wisconsin retail rate increases at Wisconsin Electric and from an increase in total 1998 electric kilowatt-hour sales more than offset the effects of a weather related reduction in natural gas therm deliveries as well as the effects of increased operating expenses during the second quarter of 1998. Also contributing to increased comparative earnings during 1998, earnings in the second quarter of 1997 were negatively impacted by (1) a one-time charge of $30.7 million at Wisconsin Energy (of which $21.9 million was attributable to Wisconsin Electric) for the write-off of deferred costs related to Wisconsin Energy's terminated merger agreement with Northern States Power Company, and
(2) increased costs beyond those included in electric rates associated with buying replacement power for both generating units at Point Beach Nuclear Plant ("Point Beach"), which were out of service for repairs during the entire second quarter of 1997.

Electric Revenues, Gross Margins and Sales

WISCONSIN ENERGY:     Primarily due to Wisconsin Electric's interim and
permanent Wisconsin retail electric rate increases during 1998 and to an increase in total 1998 electric kilowatt-hour sales, total electric operating revenues increased by $71.5 million or 21.2% during the second quarter of 1998 compared to the second quarter of 1997. Between the comparative periods, the gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by $63.2 million or 27.7%.

WISCONSIN ELECTRIC:     Wisconsin Electric's total electric operating revenues
increased by $68.3 million or 20.3% during the second quarter of 1998 compared to the second quarter of 1997 and the gross margin on electric operating revenues increased by $61.5 million or 27.0%. Wisconsin Electric attributes these increases to an interim Wisconsin retail electric rate increase, effective January 1, 1998 through April 30, 1998, of $134.9 million on an annualized basis, to a permanent Wisconsin retail electric rate increase, effective May 1, 1998, of $160.2 million or 12.7% on an annualized basis, and to an increase in total 1998 second quarter electric kilowatt-hour sales.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  405,540       $  337,221      20.3%
  Fuel & Purchased Power                116,000          109,140       6.3%
                                     ----------       ----------
  Gross Margin                       $  289,540       $  228,081      27.0%
                                     ==========       ==========
==============================================================================

Due to increased electric kilowatt-hour sales during 1998, fuel and purchased power expenses increased by $6.9 million or 6.3% during the three months ended June 30, 1998 compared to the same period in 1997. Availability of lower cost per kilowatt-hour generating capacity at Point Beach during the second quarter of 1998, however, allowed Wisconsin Electric to generate 14.1% more electricity during the second quarter of 1998 while only increasing fuel costs by 5.2%. Despite a 21.2% decrease in power purchases during the second quarter of 1998, purchased power costs increased 8.7% between the comparative periods as a result of 37.9% higher per unit purchased power costs during 1998.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Electric Sales (Megawatt-hours)         1998             1997       % Change
-------------------------------      ----------       ----------    --------
  Residential                         1,666,559        1,586,421       5.1%
  Small Commercial/Industrial         1,898,768        1,798,886       5.6%
  Large Commercial/Industrial         2,825,904        2,773,689       1.9%
  Other-Retail/Municipal                324,390          330,708      (1.9%)
  Resale-Utilities                      432,002          227,173      90.2%
                                     ----------       ----------
  Total Electric Sales                7,147,623        6,716,877       6.4%
                                     ==========       ==========
==============================================================================

During the second quarter of 1998 compared to the second quarter of 1997, growth in the number of residential and small commercial/industrial customers, combined with increased use per customer by residential, small commercial/industrial and large commercial/industrial customers, contributed to an increase in total electric sales of 6.4%. Warmer weather during the second quarter of 1998 increased 1998 sales, especially influencing the 5.1% and 5.6% increases in sales to residential and to small commercial/industrial customers, respectively. As measured by cooling degree days, the second quarter of 1998 was 102% warmer than the same period during 1997 and 31% warmer than normal. Electric energy sales to the Empire and Tilden ore mines, Wisconsin Electric's two largest electric retail customers, increased 2.9% during the second quarter of 1998 compared to the second quarter of 1997. Excluding the Empire and Tilden ore mines, total electric sales increased 6.8% and sales to the remaining large commercial/industrial customers increased 1.6%. During the three months ended June 30, 1998, sales in the other-retail/municipal customer class decreased 1.9% primarily due to reduced contractual requirements nominations by Wisconsin Public Power Inc. effective May 1997. Sales for resale to other utilities, the resale-utilities customer class, increased 90.2% in 1998 compared to 1997 primarily due to higher opportunity sales.

Gas Revenues, Gross Margins and Sales

Despite an interim retail gas rate increase, effective January 1, 1998 through April 30, 1998, of $18.5 million on an annualized basis, and a permanent retail gas rate increase, effective May 1, 1998, of $18.5 million or 5.4% on an annualized basis, total gas operating revenues decreased by $8.8 million or 14.4% and the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) decreased by $0.8 million or 3.5% during the second quarter of 1998 compared to the second quarter of 1997.


==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Gas Gross Margin ($000)                 1998             1997       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $   52,414       $   61,228     (14.4%)
  Cost of Gas Sold                       31,105           39,141     (20.5%)
                                     ----------       ----------
  Gross Margin                       $   21,309       $   22,087      (3.5%)
                                     ==========       ==========
==============================================================================

Total gas operating revenues and gross margin declined in the second quarter of 1998 primarily due to a decrease in therm deliveries, especially to residential and commercial/industrial customers who both contribute higher margins to earnings than other customers. Between the comparative periods, the cost of gas sold decreased by $8.0 million or 20.5% due to decreased gas sales and to a lower per unit cost of purchased gas. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin.

==============================================================================
                                            Three Months Ended June 30
                                            --------------------------
Therms Delivered - Thousands            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Residential                            38,331           50,282     (23.8%)
  Commercial/Industrial                  28,634           34,604     (17.3%)
  Interruptible                           4,798            5,354     (10.4%)
  Interdepartmental                         133              235     (43.4%)
                                     ----------       ----------
    Total Gas Sales                      71,896           90,475     (20.5%)
  Transported Customer Owned Gas         82,991           72,802      14.0%
  Transported - Interdepartmental        26,529           27,090      (2.1%)
                                     ----------       ----------
  Total Gas Delivered                   181,416          190,367      (4.7%)
                                     ==========       ==========
==============================================================================

Compared to the same period in 1997, total natural gas therm deliveries decreased 4.7% during the second quarter of 1998 primarily due to significantly lower therm use per residential and commercial/industrial customer. While the number of residential and commercial/industrial customers increased between the comparative periods, residential and commercial/industrial therm deliveries decreased 23.8% and 17.3%, respectively, in part due to the warm spring weather noted above in "Electric Revenues, Gross Margins and Sales". During the second quarter of 1998, therm deliveries to the Whitewater Cogeneration Facility, owned by LSP-Whitewater Limited Partnership, an unaffiliated independent power producer, contributed to a 14.0% increase in transported customer owned gas. The Whitewater Cogeneration Facility, a gas-fired electric cogeneration facility, went into commercial operation in September 1997. Wisconsin Electric purchases the majority of the electricity generated by the Whitewater Cogeneration Facility under a long-term power purchase contract.

Operating Expenses

During the second quarter of 1998, Wisconsin Energy's other operation and maintenance expenses increased by $25.7 million or 17.7% compared to the same period during 1997, including a $19.3 million increase in Wisconsin Electric's nuclear non-fuel expenses and a $3.7 million increase in Wisconsin Electric's non-nuclear, non-fuel power generation expenses. Nuclear non-fuel expenses increased during 1998 primarily due to efforts by Wisconsin Electric to continue to strengthen overall performance at Point Beach Nuclear Plant. Non-nuclear, non-fuel power generation expenses increased primarily due to a scheduled maintenance outage at Wisconsin Electric's Oak Creek Power Plant and to other reliability improvement efforts.

Total operating income taxes at both Wisconsin Energy and Wisconsin Electric increased by $12.0 million during the second quarter of 1998 as a result of higher taxable income.

Other Items

During the second quarter of 1997, Wisconsin Energy recorded a charge of $30.7 million ($18.8 million net of tax) to write off deferred merger costs related to the terminated merger agreement with Northern States Power Company, of which $21.9 million was attributable to Wisconsin Electric. The write-off of these merger expenses appears in other income and deductions on Wisconsin Energy's and Wisconsin Electric's income statements.


1998 YEAR-TO-DATE

Earnings

During the first half of 1998, Wisconsin Energy's consolidated net income and earnings per share of common stock were $77.9 million and $0.69, respectively, compared to $34.4 million and $0.31, respectively, during the first half of 1997. During the first six months of 1998, Wisconsin Electric's earnings increased to $81.1 million compared to $37.0 million during the first six months of 1997. As described below, 1998 earnings increased primarily because increased revenues from interim and permanent 1998 Wisconsin retail rate increases at Wisconsin Electric and from an increase in total 1998 electric kilowatt-hour sales more than offset the effects of a weather related reduction in natural gas therm deliveries as well as the effects of increased operating expenses during the first half of 1998. Also contributing to increased comparative earnings during 1998, earnings during the first half of 1997 were negatively impacted by (1) a one-time charge of $30.7 million at Wisconsin Energy in the second quarter of 1997 (of which $21.9 million was attributable to Wisconsin Electric) for the write-off of deferred costs related to Wisconsin Energy's terminated merger agreement with Northern States Power Company, and (2) increased costs beyond those included in electric rates associated with buying replacement power for both generating units at Point Beach, which were out of service for repairs during most of the first six months of 1997.

Electric Revenues, Gross Margins and Sales

WISCONSIN ENERGY:     Primarily due to Wisconsin Electric's interim and
permanent Wisconsin retail electric rate increases during 1998 and to an increase in total 1998 electric kilowatt-hour sales, total electric operating revenues increased by $106.1 million or 15.5% during the first six months of 1998 compared to the first six months of 1997. Between the comparative periods, the gross margin on electric operating revenues increased by $92.4 million or 19.6%.

WISCONSIN ELECTRIC:     Wisconsin Electric's total electric operating revenues
increased by $102.9 million or 15.0% during the first half of 1998 compared to the first half of 1997 and the gross margin on electric operating revenues increased by $90.6 million or 19.2%. Wisconsin Electric attributes these increases to an interim Wisconsin retail electric rate increase, effective from January 1, 1998 through April 30, 1998, of $134.9 million on an annualized basis, to a permanent Wisconsin retail electric rate increase, effective May 1, 1998, of $160.2 million or 12.7% on an annualized basis, and to increased total electric kilowatt-hour sales during the spring and early summer of 1998.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Electric Gross Margin ($000)            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Electric Operating Revenues        $  789,180       $  686,321      15.0%
  Fuel & Purchased Power                226,492          214,262       5.7%
                                     ----------       ----------
  Gross Margin                       $  562,688       $  472,059      19.2%
                                     ==========       ==========
==============================================================================

Due to increased electric kilowatt-hour sales during the first six months of 1998, fuel and purchased power expenses increased by $12.2 million or 5.7% during the six months ended June 30, 1998 compared to the same period in 1997. Availability of lower cost per kilowatt-hour generating capacity at Point Beach during the first half of 1998, however, allowed Wisconsin Electric to generate 6.1% more electricity during the first six months of 1998 while only increasing fuel costs by 0.4%. Despite a 11.5% decrease in power purchases during the first half of 1998, purchased power costs increased 19.1% between the comparative periods as a result of 34.5% higher per unit purchased power costs during 1998.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Electric Sales (Megawatt-hours)         1998             1997       % Change
-------------------------------      ----------       ----------    --------
  Residential                         3,475,279        3,413,457       1.8%
  Small Commercial/Industrial         3,744,137        3,635,949       3.0%
  Large Commercial/Industrial         5,515,395        5,419,293       1.8%
  Other-Retail/Municipal                651,112          725,096     (10.2%)
  Resale-Utilities                      719,134          482,019      49.2%
                                     ----------       ----------
  Total Electric Sales               14,105,057       13,675,814       3.1%
                                     ==========       ==========
==============================================================================


During the first half of 1998 compared to the first half of 1997, growth in the number of residential and the small commercial/industrial customer classes, combined with increased use per customer by residential, small commercial/industrial and large commercial/industrial customers, contributed to an increase in total electric sales of 3.1%. Electric energy sales to the Empire and Tilden ore mines increased 0.5% during the first six months of 1998 compared to the first six months of 1997. Excluding the Empire and Tilden ore mines, total electric sales increased 3.4% and sales to the remaining large commercial/industrial customers increased 2.1%. During the six months ended June 30, 1998, sales in the other-retail/municipal customer class decreased 10.2% primarily due to reduced contractual requirements nominations by Wisconsin Public Power Inc. effective May 1997. Sales for resale to other utilities, the resale-utilities customer class, increased 49.2% in 1998 compared to 1997 primarily due to higher opportunity sales.

Gas Revenues, Gross Margins and Sales

Despite an interim retail gas rate increase, effective from January 1, 1998 through April 30, 1998, of $18.5 million on an annualized basis, and a permanent retail gas rate increase, effective May 1, 1998, of $18.5 million or 5.4% on an annualized basis, total gas operating revenues decreased by $42.3 million or 19.7% and the gross margin on gas operating revenues decreased by $3.2 million or 4.5% during the first half of 1998 compared to the first half of 1997.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Gas Gross Margin ($000)                 1998             1997       % Change
-----------------------              ----------       ----------    --------
  Gas Operating Revenues             $  171,825       $  214,077     (19.7%)
  Cost of Gas Sold                      103,406          142,435     (27.4%)
                                     ----------       ----------
  Gross Margin                       $   68,419       $   71,642      (4.5%)
                                     ==========       ==========
==============================================================================

Total gas operating revenues and gross margin declined in the first six months of 1998 primarily due to a decrease in therm deliveries, especially to residential and commercial/industrial customers who both contribute higher margins to earnings than other customers. Between the comparative periods, the cost of gas sold decreased by $39.0 million or 27.4% due to decreased gas sales and to a lower per unit cost of purchased gas. Changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism and do not affect gross margin.

==============================================================================
                                              Six Months Ended June 30
                                              ------------------------
Therms Delivered - Thousands            1998             1997       % Change
----------------------------         ----------       ----------    --------
  Residential                           172,160          211,218     (18.5%)
  Commercial/Industrial                 112,449          133,940     (16.0%)
  Interruptible                          12,509           14,841     (15.7%)
  Interdepartmental                         314            9,312     (96.6%)
                                     ----------       ----------
    Total Gas Sales                     297,432          369,311     (19.5%)
  Transported Customer Owned Gas        182,187          159,301      14.4%
  Transported - Interdepartmental        34,840           45,386     (23.2%)
                                     ----------       ----------
  Total Gas Delivered                   514,459          573,998     (10.4%)
                                     ==========       ==========
==============================================================================

Compared to the same period in 1997, total natural gas therm deliveries decreased 10.4% during the first half of 1998 primarily due to significantly lower therm use per residential and commercial/industrial customer. While the number of residential and commercial/industrial customers increased between the comparative periods, residential and commercial/industrial therm deliveries decreased 18.5% and 16.1%, respectively, primarily due to warmer weather during the first six months of 1998. As measured by heating degree days, the first six months of 1998 were 16% warmer than the same period during 1997 and 14% warmer than normal. During the first half of 1998, therm deliveries to the Whitewater Cogeneration Facility contributed to a 14.4% increase in transported customer owned gas. During the first six months of 1998, natural gas therm deliveries to the other-interdepartmental customer class decreased 35.7% primarily due to increased availability of Wisconsin Electric's Point Beach Nuclear Plant, allowing Wisconsin Electric to reduce generation at its Concord and Paris Generating Stations, natural gas-fired peaking generating plants. Therm deliveries to these Wisconsin Electric facilities are at rates approved by the Public Service Commission of Wisconsin ("PSCW"). Excluding the other-interdepartmental customer class, total therm deliveries during the six months ended June 30, 1998 decreased 7.7% compared to the same period in 1997.

Operating Expenses

During the first half of 1998, Wisconsin Energy's other operation and maintenance expenses increased by $42.7 million or 15.3% compared to the same period during 1997, including a $33.8 million increase in Wisconsin Electric's nuclear non-fuel expenses and a $7.5 million increase in Wisconsin Electric's non-nuclear, non-fuel power generation expenses. As noted above, nuclear non-fuel expenses increased during 1998 primarily due to efforts by Wisconsin Electric to continue to strengthen overall performance at Point Beach. Non-nuclear, non-fuel power generation expenses increased primarily due to a scheduled maintenance outage at Wisconsin Electric's Oak Creek Power Plant and to other reliability improvement efforts.

Wisconsin Energy's depreciation expense increased by $4.8 million or 4.1% during the first six months of 1998 compared to the first six months of 1997 primarily due to increased nuclear decommissioning expenses at Wisconsin Electric. Total operating income taxes at both Wisconsin Energy and at Wisconsin Electric increased by $13.0 million during the first half of 1998 as a result of higher taxable income.

Other Items

During the second quarter of 1997, Wisconsin Energy recorded a charge of $30.7 million ($18.8 million net of tax) to write off deferred merger costs related to the terminated merger agreement with Northern States Power Company, of which $21.9 million was attributable to Wisconsin Electric. The write-off of these merger expenses appears in other income and deductions on Wisconsin Energy's and Wisconsin Electric's income statements. Wisconsin Electric's miscellaneous-net other income and deductions increased by $5.7 million during the first half of 1998 compared to the first half of 1997 primarily due to realized gains on investments in the Nuclear Decommissioning Trust Fund.


                    FACTORS AFFECTING RESULTS OF OPERATIONS

YEAR 2000 COMPUTER SOFTWARE AND HARDWARE ISSUES

Like many other businesses, the Company is working to resolve the potential impact of the Year 2000 on its ability to operate critical systems and to accurately process information that may be date sensitive. If not addressed in a timely manner, the Year 2000 problem could have a material impact on the operations of the Company.

Wisconsin Electric, Edison Sault and the non-utility subsidiaries utilize a number of computer systems, including embedded systems, across their operations. Wisconsin Electric and Edison Sault have completed an initial assessment of their critical applications and expect to complete assessments of embedded systems and other hardware in the fourth quarter of 1998. The non-utility subsidiaries have completed an assessment of most of their critical applications, embedded systems and other hardware and also expect to complete their assessments in the fourth quarter of 1998. Wisconsin Electric, Edison Sault and the non-utility subsidiaries have all begun work to mitigate the Year 2000 problem where necessary.

The Company's Year 2000 programs include a process to assess the readiness of key suppliers. Initial contacts with key suppliers are underway, with completion of initial assessments expected by the end of the third quarter of 1998 at Wisconsin Electric. Additional actions will be initiated based upon the assessments of supplier readiness. Contingency planning for all critical business functions is also addressed in the current Year 2000 program at Wisconsin Electric. Edison Sault and the non-utility subsidiaries will address contingency planning for all critical business functions in 1999.

In its May 1998 rate order from the PSCW, Wisconsin Electric received approval for recovery in rates of approximately $13 million per year in the Wisconsin jurisdiction during the 1998-1999 biennial period, based upon total projected Year 2000 program costs of approximately $30 million to be expensed during 1998 and 1999. Approximately $0.2 million has been budgeted in 1998 at Edison Sault for its Year 2000 program. Edison Sault's 1999 budget has not yet been determined. The Company does not expect the cost of Year 2000 compliance efforts to be significant at the non-utility subsidiaries.

The Year 2000 problem has many elements and potential consequences, some of which may not be reasonably foreseeable. There can be no assurance that unforeseen consequences will not arise.


                        LIQUIDITY AND CAPITAL RESOURCES

Cash provided by Wisconsin Energy's consolidated operating activities totaled $255 million during the six months ended June 30, 1998 compared to $230 million provided during the same period in 1997. Cash provided by Wisconsin Electric's operating activities totaled $299 million during the six months ended June 30, 1998 compared to $228 million provided during the same period in 1997. Cash provided by Wisconsin Electric's operating activities reflect the sale of the Kimberly Cogeneration Equipment in April 1998 to WISVEST Corporation. The $36.4 million sale of this equipment was eliminated in Wisconsin Energy's consolidated statement of cash flows. For additional information concerning the Kimberly Cogeneration Equipment, see Item 5. Other Information in Part II of this report.

Wisconsin Energy's consolidated net investing activities totaled $175 million for the six months ended June 30, 1998 compared to $133 million during the same period in 1997. Investments during the first half of 1998 included
$171 million for the construction of new or improved facilities of which $148 million was for investments in utility plant at Wisconsin Electric. During the first six months of 1998, Wisconsin Electric recorded $18 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach and sold $22 million of nuclear fuel. Compared to the same period in 1997, Wisconsin Energy's investing activities-other for the six months ended June 30, 1998 includes a $31 million decrease in net cash proceeds from the sale of buildings and other capital distributions from investments by WISPARK Corporation.

In April 1998, Wisconsin Michigan Investment Corporation issued $25.4 million of 6.48% medium-term notes due in 2008. Proceeds from the issue were added to Wisconsin Michigan Investment Corporation's general funds and were used to finance non-utility projects. During 1998, WISPARK Corporation issued
$11.3 million of secured adjustable rate notes due 2000-2008. Proceeds from the issues were used to finance the construction or purchase of various facilities. In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were used to reduce short-term borrowings and are being used for other general corporate purposes. During the first half of 1998, Wisconsin Electric decreased its short-term debt by $205 million while Wisconsin Energy decreased its consolidated short-term debt by $166 million. Financing activities during the first six months of 1998 included a $7 million payment of principal on the maturity of 5.80% Wisconsin Michigan Investment Corporation medium-term notes due 1998.

Capital requirements for the remainder of 1998 are expected to be principally for construction expenditures, for long-term debt maturity and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met primarily through internal sources of funds from operations and short-term borrowings.

On August 12, 1998, Wisconsin Energy entered into a $100 million 364-day revolving credit agreement and a $150 million five-year revolving credit agreement to provide backup credit support of a commercial paper program. Wisconsin Energy intends to begin issuing commercial paper under this program later in 1998. Proceeds from the sale of Wisconsin Energy commercial paper will be added to working capital and applied to reduce certain existing non-utility borrowings as well as for future non-utility investments.

For certain other information which may impact Wisconsin Energy's or Wisconsin Electric's future financial condition or results of operations, see
Item 1.Financial Statements - "Notes to Financial Statements" in Part I of this report as well as Item 1. Legal Proceedings and Item 5. Other Information in Part II of this report.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning Wisconsin Energy's and Wisconsin Electric's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations
- Market Risks" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997. Griffin Energy Marketing LLC ("Griffin"), a subsidiary of WISVEST Corporation, began marketing energy related services and limited trading of electricity in January 1998. Griffin's activities during the first half of 1998 were financially insignificant. WISVEST Corporation is a non-utility subsidiary of Wisconsin Energy.



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS

OTHER MATTERS

MINERGY GLASS AGGREGATE PLANT SUIT:     In 1996, three individuals and two
environmental organizations filed an action in Circuit Court for Winnebago County against Minergy Corp., a non-utility subsidiary of Wisconsin Energy, the City of Neenah, Wisconsin and a paper company, challenging the legality of the City of Neenah's lease of certain land to Minergy Corp. for construction and operation of a $45 million facility that recycles paper sludge from area paper mills into glass aggregate and steam. The plaintiffs alleged that the lease violated the public trust doctrine under Wisconsin law and requested that the court declare the lease a public nuisance and grant a permanent injunction against construction of the facility. The court dismissed the plaintiffs' complaint and Minergy Corp. completed construction of the facility, placing it into commercial operation in April 1998. The plaintiffs appealed the circuit court decision to the Wisconsin Court of Appeals which certified the case to the Wisconsin Supreme Court. On July 2, 1998, the Wisconsin Supreme Court reversed the decision of the circuit court, holding that the plaintiffs may bring suit under a Wisconsin statute to abate a public nuisance. The case was remanded to the circuit court where the matter is pending.

For further information concerning the Minergy Glass Aggregate Plant, see
Item 5. Other Information -"Minergy Glass Aggregate Plant" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         WISCONSIN ENERGY CORPORATION

At Wisconsin Energy's 1998 Annual Meeting of Stockholders held on May 19, 1998, the board of directors' nominees named below were elected as directors by the indicated votes and percentages cast for and withheld with respect to each nominee. Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Proxy Statement.

==============================================================================
Election of Directors for Terms Expiring in 2001:
-------------------------------------------------
  Name of Nominee                    For                    Withheld
  ---------------                    ---                    --------
  Robert A. Cornog                   91,412,020 (97.7%)     2,123,437 (2.3%)
  Richard R. Grigg                   91,442,907 (97.8%)     2,092,550 (2.2%)
  Frederick P. Stratton, Jr.         90,922,349 (97.2%)     2,613,108 (2.8%)

Election of Director for Terms Expiring in 2000:
-------------------------------------------------
  Name of Nominee                    For                    Withheld
  ---------------                    ---                    --------
  John N. MacDonough                 91,203,534 (97.5%)     2,331,923 (2.5%)
=============================================================================

The appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as independent public accountant for 1998 was approved by the stockholders by a vote of 92,412,175 votes for (98.8% of votes cast) and 529,856 votes against (0.6% of votes cast) such approval. There were 593,426 abstentions and no broker non-votes with respect to such approval.

Of 112,865,844 voting shares outstanding as of the March 12, 1998 record date for the annual meeting, 93,535,457 shares (82.9% of the shares outstanding) were represented at the meeting.

Further information concerning these matters, including the names of directors whose term as a director continued after the meeting, is contained in Wisconsin Energy's Proxy Statement dated April 3, 1998 with respect to the 1998 Annual Meeting of Stockholders.


                       WISCONSIN ELECTRIC POWER COMPANY

At Wisconsin Electric's 1998 Annual Meeting of Stockholders held on May 12, 1998, for which Wisconsin Electric did not solicit proxies, eight incumbent directors and one additional director nominee, as listed in Wisconsin Electric's Information Statement dated April 14, 1998, were elected for one year terms. Each director received 33,289,327 votes (100% of the votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any share not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Information Statement.

Further information concerning these matters is contained in Wisconsin Electric's Information Statement.



ITEM 5.  OTHER INFORMATION

                                NUCLEAR MATTERS

Previous information concerning the status of Point Beach Nuclear Plant is contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations
- Nuclear Matters" in Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997 and in Item 5. Other Information - "Nuclear Matters" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

POINT BEACH NUCLEAR PLANT:     Wisconsin Electric completed a scheduled
refueling of Point Beach Unit 1 and returned the unit to service in late June 1998. With completion of this outage, Wisconsin Electric has entered into its first extended fuel cycle, allowing operation of Unit 1 for more than 12 months between refueling outages.

SPENT FUEL STORAGE AND DISPOSAL:     Wisconsin Electric currently has
remaining space in the spent fuel pool at Point Beach to complete the scheduled fall 1998 Unit 2 and fall 1999 Unit 1 refuelings. With completion of the recent Unit 1 refueling outage in June 1998, however, Wisconsin Electric no longer has the capability to unload a full core into the spent fuel pool, which reduces to some extent the operational flexibility at Point Beach.

In response to reduced spent fuel pool storage capacity, Wisconsin Electric completed construction of an Independent Spent Fuel Storage Installation ("ISFSI") in 1995 for the temporary dry storage of spent nuclear fuel at Point Beach. The PSCW has authorized Wisconsin Electric to load up to twelve casks containing up to 288 total fuel assemblies with spent fuel and transfer the casks to the ISFSI. To date, two VSC-24 casks containing 48 spent fuel assemblies have been loaded. Wisconsin Electric currently has two additional VSC-24 casks, designed by Sierra Nuclear Corporation, at Point Beach and expects to receive four additional VSC-24 casks by year-end 1998.

As a result of the ignition of hydrogen gas during welding operations associated with loading a third VSC-24 cask at Point Beach in May 1996, Wisconsin Electric discontinued loading until the United States Nuclear Regulatory Commission ("NRC") completed its review of Wisconsin Electric's proposed corrective actions to avoid future hydrogen gas ignitions as well as its review of proposed changes to lid welding and weld inspection processes. In August 1998, the NRC completed its review and informed Wisconsin Electric in a letter dated August 13, 1998 that Wisconsin Electric may resume loading of VSC-24 casks at Point Beach. Wisconsin Electric anticipates that it will resume loading in late summer 1998.

Wisconsin Electric has also initiated steps to purchase up to six alternative model TN-32 dry storage casks from Transnuclear Corp.. The TN-32 casks have been previously approved by the NRC for specific use at other nuclear generating facilities in the United States. WE currently plans to obtain the first two TN-32 casks in December 1999 and a third cask in the summer of the year 2000. In August 1998, the PSCW denied a request for contested public hearings on the use of TN-32 casks at Point Beach and issued an order approving the substitution of up to six TN-32 casks for VSC-24 casks at Point Beach in the event that this becomes necessary. Wisconsin Electric believes that it should be able to obtain NRC approval for use of TN-32 casks at Point Beach by early in the year 2000.


             ELECTRIC SYSTEM RELIABILITY INITIATIVES & COMPETITION

For information concerning electric system reliability, structure and competition matters, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Electric System Reliability Matters" and "Industry Restructuring and Competition" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1997 and
Item 5. Other Information - "Electric System Reliability, Structure, and Competition Matters" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

Additional Generating Capacity

300 MEGAWATT FACILITY:     As a result of responses to a request for proposal
for contracts for 250 megawatts of generation capacity to be built in eastern Wisconsin, Wisconsin Electric and Atlanta-based Southern Energy, Inc., a subsidiary of Southern Company, reached a preliminary agreement in July 1998 to build a 300-megawatt natural gas-fired power plant. The parties are in the process of finalizing details for a formal power purchase agreement. This preliminary agreement satisfies Wisconsin Electric's responsibility under directives from the PSCW and 1997 Wisconsin Act 204.

The 300-megawatt facility will be owned by Southern Energy, Inc.. The terms of the preliminary agreement call for Wisconsin Electric to purchase the electricity from the power plant for eight years. Southern Company (NYSE:
SO), based in Atlanta, Georgia, is also the parent firm of Alabama Power, Georgia Power, Gulf Power, Mississippi Power and Savannah Electric.

75 MEGAWATTS OF RENEWABLE ELECTRIC ENERGY:     In early August 1998, Wisconsin
Electric issued a request for proposal soliciting bids for one or more contracts totaling up to 75 megawatts of renewable electric generating capacity. Renewable electric energy, also known as green energy, includes power generated by wind, water, sun, biomass and other renewable resources. The request for proposals is in response to the requirements of 1997 Wisconsin Act 204 and supports Wisconsin Electric's "Energy for Tomorrow" renewable energy program. The deadline for proposals is October 1, 1998.

1997 Wisconsin Act 204 calls for the investor-owned utilities in the eastern part of the State of Wisconsin to add a combined total of 50 megawatts of renewable electric generating capacity to their energy mix by the end of the year 2000. Wisconsin Electric is responsible for 27 megawatts of this total. Wisconsin Electric's "Energy for Tomorrow" program provides a voluntary electric rate, commonly referred to as green pricing, that allows Wisconsin Electric residential, farm and small commercial customers to purchase 25%, 50% or 100% of their electric energy from renewable resources. Customers who sign up for the "Energy for Tomorrow" program pay a premium on their electric rates of an additional half-cent to an additional two cents per kilowatt-hour depending upon the level of their participation. Wisconsin Electric plans to request authority to extend availability of the "Energy for Tomorrow" program to more of its Wisconsin customers and to its Michigan customers during 1998.

Midwest ISO

The PSCW completed its review of Independent Transmission System Operators ("ISOs") and issued an order in June 1998 that lays out new guidelines for ISOs that are more consistent with ISO guidelines of the Federal Energy Regulatory Commission ("FERC"). The PSCW also stated in its order that the Midwest ISO did not currently meet the PSCW's guidelines. The FERC has not yet ruled on the Midwest ISO application.

PSCW Rulemaking Proceedings

The PSCW has initiated proceedings on two matters associated with 1997 Wisconsin Act 204 including (1) the requirements and procedures under which an affiliated interest of a regulated electric utility may build and operate wholesale merchant electric generating plants and (2) the rules for the ratemaking treatment for wholesale sales. In each case, the PSCW is required to submit proposed rules to the Wisconsin Legislature no later than November 1, 1998. No formal action has been taken in either proceeding. In addition, 1997 Wisconsin Act 204 calls for the PSCW to:

* Replace the Advance Plan process with a new Strategic Energy Assessment process. A notice of proposed rulemaking is expected in September 1998 with submittal of proposed rules to the Wisconsin Legislature in March 1999.

* Submit an analysis of electric system transmission constraints that limit import capability into the State of Wisconsin by September 1, 1998. The PSCW has hired a consultant and is working with a utility task force to complete this evaluation.

The PSCW has also initiated the first phase of a proceeding to develop standards of conduct governing the relationships between public utilities and their affiliates. This phase, for which hearings begin in October 1998, consists of developing policies on the extent to which diversification into non-utility activities within the utility should be regulated, limited or prohibited. In 1999, the second phase of the proceeding will establish rules on utility and affiliate standards of conduct. A third phase, to run concurrently with the other two, will identify statutory changes, if necessary.

MPSC Electric Utility Industry Choice Schedule

Wisconsin Electric and other companies in the Upper Peninsula of Michigan are currently discussing a proposal with the Michigan Public Service Commission ("MPSC") for providing choice to all electric retail customers beginning January 1, 2002.


                        KIMBERLY COGENERATION EQUIPMENT

During the second quarter of 1998, WISVEST Corporation purchased the Kimberly Cogeneration Equipment from Wisconsin Electric and contributed the equipment to a joint independent power project, the Androscoggin Cogeneration Center. The Androscoggin Cogeneration Center, scheduled for commercial operation in the third quarter of 1999, will be a 160 megawatt merchant plant in Jay, Maine. Part of the electric output and most of the steam produced by the facility will be supplied to International Paper Company for use in its paper making process. WISVEST Corporation joined subsidiaries of International Paper Company and Polsky Energy Corporation to form Androscoggin Energy LLC, which will own and operate the Androscoggin Cogeneration Center. For additional information concerning the Kimberly Cogeneration Equipment, see "Note M - Commitments and Contingencies" in the Notes to Financial Statements in Wisconsin Energy's and Wisconsin Electric's combined Annual Report on
Form 10-K for the year ended December 31, 1997.


                      DEADLINES FOR SHAREHOLDER PROPOSALS

Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

* The deadline for submitting shareholder proposals for inclusion in Wisconsin Energy's proxy statement and form of proxy for Wisconsin Energy's 1999 Annual Meeting of Stockholders ("Annual Meeting") pursuant to Rule 14a-8 is December 4, 1998.

*  The date after which notice of a shareholder proposal submitted outside of
   the processes of Rule   14a-8 is considered untimely is March 24, 1999.
   Under Wisconsin Energy's advance notice bylaw, such a proposal must be received no earlier than February 22, 1999 (100 days before the June 2, 1999 date of the scheduled Annual Meeting) and no later than March 24, 1999 (70 days before such scheduled date).


                              CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy or Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. When used in written documents or oral presentations, the terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of Wisconsin Electric's generating facilities including Point Beach Nuclear Plant; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's as well as the Wisconsin or Michigan Department of Natural Resources' regulations related to emissions from fossil-fuel-fired power plants; or the siting approval process for new generation and transmission facilities.

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

* Certain restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances.

* Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

* Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

* Unanticipated developments while implementing the modifications necessary to mitigate Year 2000 compliance problems, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code in computer and embedded systems, the indirect impacts of third parties with whom the company does business and who do not mitigate their Year 2000 compliance problems, and similar uncertainties.

*  Changes in social attitudes regarding the utility and power industries.

* Possible risks associated with non-utility diversification such as competition; operating risks; dependence upon certain suppliers and customers; or environmental and energy regulations.

* Other business or investment considerations that may be disclosed from time to time in Wisconsin Energy's or Wisconsin Electric's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Energy and Wisconsin Electric undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following Exhibits are filed with the applicable Form 10-Q report:

      Exhibit No.
                           Wisconsin Energy Exhibits

      (4)-1 Securities Resolution No. 3 of Wisconsin Electric, dated May 27, 1998, under the Indenture for Debt Securities of Wisconsin Electric, dated December 1, 1995.


      (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the six months ended June 30, 1998.

                          Wisconsin Electric Exhibits

      (4)-1 Securities Resolution No. 3 of Wisconsin Electric, dated May 27, 1998, under the Indenture for Debt Securities of Wisconsin Electric, dated December 1, 1995.

      (27)-2 Wisconsin Electric Power Company Financial Data Schedule for the six months ended June 30, 1998.

(b)   Reports on Form 8-K.

      Current reports on Form 8-K dated as of April 28, 1998 were filed by Wisconsin Energy and Wisconsin Electric on May 6, 1998 to report authorization by the PSCW of Wisconsin Electric's permanent electric, gas and City of Milwaukee steam rate increases effective May 1, 1998.

      A current report on Form 8-K dated as of May 28, 1998 was filed by Wisconsin Electric on May 28, 1998 to file Wisconsin Electric's Statement of Computation of Ratios of Earnings to Fixed Charges.

      No other reports on Form 8-K were filed by Wisconsin Energy nor by Wisconsin Electric during the quarter ended June 30, 1998.



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



                                          WISCONSIN ENERGY CORPORATION
                                          ----------------------------
                                                  (Registrant)


                                          /s/ Calvin H. Baker
                                          -------------------------------
Date:   August 14, 1998                    Calvin H. Baker, Treasurer,
                                              Chief Financial Officer and
                                              duly authorized officer




                                          WISCONSIN ELECTRIC POWER COMPANY
                                          --------------------------------
                                                    (Registrant)


                                          /s/ Calvin H. Baker
                                          ------------------------------------
Date:   August 14, 1998                    Calvin H. Baker, Vice President -
                                              Finance, Chief Financial Officer
                                              and duly authorized officer



                       WISCONSIN ELECTRIC POWER COMPANY
                   ----------------------------------------
             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1998

                                 EXHIBIT INDEX



Exhibit No.
-----------

The following Exhibits are filed with this report:


(4)-1     Securities Resolution No. 3 of Wisconsin Electric, dated May 27,
1998,
          under the Indenture for Debt Securities of Wisconsin Electric, dated December 1, 1995.

(27)-2 Wisconsin Electric Power Company Financial Data Schedule for the six months ended June 30, 1998.