Form 10-K/A
period 1998-12-31
WISCONSIN ELECTRIC POWER CO
filed 1999-04-15
CIK 107815

=================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A

                              AMENDMENT NO. 1
                                     TO

               ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998


 Commission    Registrant; State of Incorporation  IRS Employer
 File Number     Address; and Telephone Number     Identification
                                                         No.
 -----------   ----------------------------------  --------------

   1-1245       WISCONSIN ELECTRIC POWER COMPANY    39-0476280
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2046
                      Milwaukee, WI  53201
                      (414) 221-2345

=================================================================




                     WISCONSIN ELECTRIC POWER COMPANY
                     --------------------------------
                              AMENDMENT NO. 1
                                    TO
                      1998 ANNUAL REPORT ON FORM 10-K



     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1998 on Form 10-K as set forth in the pages attached hereto:


                                  PART II
                                  -------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


In Item 8 of Wisconsin Electric Power Company's Annual Report on Form 10-K for the year ended December 31, 1998, Wisconsin Electric's Capitalization Statement at December 31, 1998 and December 31, 1997 is hereby amended to correct a line description in the Long-Term Debt - First Mortgage Bonds section. Specifically:

                                                 December 31
                                             1998           1997
                                           --------       --------
                                            (Thousands of Dollars)
The line:

  6.85% to 7-3/4% due 2016 - 2023           363,443        363,443

is corrected to:
  7.05% to 9-1/8% due 2024-2027             363,443        363,443


In addition in Item 8 of Wisconsin Electric Power Company's Annual Report on Form 10-K for the year ended December 31, 1998, the commercial paper outstanding at December 31, 1998 in "Note I - Notes Payable" is corrected from $68,794,000 to $168,794,000.

The remainder of Wisconsin Electric's Item 8, including the Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants, is unchanged.



                                 SIGNATURE
                                 ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WISCONSIN ELECTRIC POWER COMPANY
                                            -------------------------------
                                                     (Registrant)

Date:  April 13, 1999                    By /s/ A. K. Klisurich
                                            -------------------------------
                                            A. K. Klisurich, Controller -
                                            Principal Accounting Officer



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      WISCONSIN ELECTRIC POWER COMPANY
                             INCOME STATEMENT
                         Year Ended December 31
                                            1998          1997         1996
                                            ----          ----         ----
                                                (Thousands of Dollars)
Operating Revenues
  Electric                               $1,641,403    $1,412,115   $1,393,270
  Gas                                       295,848       355,172      364,875
  Steam                                      20,506        22,315       15,675
                                         ----------    ----------   ----------
       Total Operating Revenues           1,957,757     1,789,602    1,773,820

Operating Expenses
  Fuel (Note H)                             308,374       311,966      295,651
  Purchased power  (Note H)                 141,619       132,689       36,216
  Cost of gas sold                          175,475       233,877      234,254
  Other operation expenses                  476,279       407,114      391,520
  Maintenance                               168,120       135,096      103,046
  Depreciation (Note C)                     241,572       237,698      202,796
  Taxes other than income taxes              78,652        73,914       77,866
  Federal income tax (Note D)                79,198        40,221      105,656
  State income tax (Note D)                  18,605        10,558       24,976
  Deferred income taxes - net (Note D)         (438)        7,937       (1,575)
  Investment tax credit - net (Note D)       (3,395)         (927)      (2,430)
                                         ----------    ----------   ----------
       Total Operating Expenses           1,684,061     1,590,143    1,467,976

Operating Income                            273,696       199,459      305,844

Other Income and Deductions
  Interest income                            21,651        17,974       13,553
  Allowance for other funds used
    during construction (Note E)              2,936         3,349        3,036
  Merger expenses (Note B)                      -         (21,881)         -
  Miscellaneous - net (Note L)                 (684)      (37,531)      (3,642)
  Federal income tax (Note D)                (2,124)       19,687         (631)
  State income tax (Note D)                    (605)        3,090         (570)
                                         ----------    ----------   ----------
       Total Other Income
         and Deductions                      21,174       (15,312)      11,746

Income Before Interest Charges              294,870       184,147      317,590

Interest Charges
  Long-term debt                            100,420       106,573      100,133
  Other interest                             11,756         8,730        7,821
  Allowance for borrowed funds used
    during construction (Note E)             (1,480)       (1,771)      (1,679)
                                          ---------     ---------    ---------
       Total Interest Charges               110,696       113,532      106,275
                                          ---------     ---------    ---------
Net Income                                  184,174        70,615      211,315

Preferred Stock Dividend Requirement          1,203         1,203        1,203
                                          ---------     ---------    ---------
Earnings Available for Common
  Stockholder                            $  182,971    $   69,412   $  210,112
                                         ==========    ==========   ==========

Note:  Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric Power Company's common stock is owned by Wisconsin
       Energy Corporation.

The accompanying notes are an integral part of these financial statements.

                                  WISCONSIN ELECTRIC POWER COMPANY
                                       STATEMENT OF CASH FLOWS
                                        Year Ended December 31
                                                  1998           1997            1996
                                                  ----           ----            ----
                                                       (Thousands of Dollars)
Operating Activities
  Net income                                    $184,174       $ 70,615        $211,315
  Reconciliation to cash
     Depreciation                                241,572        237,698         202,796
     Nuclear fuel expense - amortization          18,922          5,426          21,887
     Conservation expense - amortization          22,498         22,498          22,498
     Debt premium, discount &
       expense - amortization                      3,794          7,561           9,762
     Deferred income taxes - net                    (438)         7,937          (1,575)
     Investment tax credit - net                  (3,395)          (927)         (2,430)
     Allowance for other funds used
       during construction                        (2,936)        (3,349)         (3,036)
     Write-off of merger costs                       -           21,881             -
     Write-down of equipment                         -           30,000             -
     Change in - Accounts receivable             (26,537)           145           4,220
                 Inventories                        (811)       (12,788)        (30,703)
                 Accounts payable                 26,706         (3,097)         38,779
                 Other current assets             14,224         10,782         (14,297)
                 Other current liabilities       (14,268)        29,074          (2,780)
     Other                                        26,868        (52,759)          4,874
                                                 -------       --------         -------
Cash Provided by Operating Activities            490,373        370,697         461,310

Investing Activities
  Construction expenditures                     (328,482)      (260,649)       (319,832)
  Allowance for borrowed funds used
    during construction                           (1,480)        (1,771)         (1,679)
  Nuclear fuel                                   (10,183)        (6,352)        (26,053)
  Nuclear decommissioning trust                  (31,379)       (27,248)        (26,309)
  Other                                           (1,873)        22,359          (7,892)
                                                --------       --------         -------
Cash Used in Investing Activities               (373,397)      (273,661)       (381,765)

Financing Activities
  Retirement of preferred stock                      -              -                (1)
  Sale of long-term debt                         169,434            -           230,094
  Retirement of long-term debt                   (78,779)      (171,155)        (52,921)
  Change in short-term debt                      (23,344)       197,243        (105,304)
  Stockholder capital contribution                  -           100,000            -
  Dividends on - Common stock                   (179,001)      (213,692)       (167,889)
                 Preferred stock                  (1,203)        (1,203)         (1,203)
                                                --------       --------         -------
Cash Used in Financing Activities               (112,893)       (88,807)        (97,224)
                                                --------       --------        --------
Change in Cash and Cash Equivalents             $  4,083       $  8,229        $(17,679)
                                                ========       ========        ========
Supplemental Information
  Cash Paid For
    Interest (net of amount capitalized)        $125,344       $112,682        $ 94,845
    Income taxes                                 106,550         45,210         107,682

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                                BALANCE SHEET
                                 December 31

                                   ASSETS
                                                           1998               1997
                                                           ----               ----
                                                           (Thousands of Dollars)
Utility Plant
  Electric                                             $4,820,239        $4,690,347
  Gas                                                     523,187           492,271
  Steam                                                    62,832            61,921
  Common                                                  420,750           330,761
                                                       ----------        ----------
                                                        5,827,008         5,575,300
  Accumulated provision for depreciation               (2,973,007)       (2,700,839)
                                                       ----------        ----------
                                                        2,854,001         2,874,461
  Construction work in progress                           109,412            81,612
  Leased facilities - net (Note H)                        133,007           138,687
  Nuclear fuel - net (Note H)                              87,660            90,219
                                                       ----------        ----------
       Net Utility Plant                                3,184,080         3,184,979

Other Property and Investments
  Nuclear decommissioning trust fund (Note F)             518,505           404,240
  Other                                                    60,123            84,223
                                                       ----------        ----------
       Total Other Property and Investments               578,628           488,463

Current Assets
  Cash and cash equivalents                                14,183            10,100
  Accounts receivable, net of allowance for
    doubtful accounts - $16,621 and $15,641               166,648           140,111
  Accrued utility revenues                                129,463           141,273
  Fossil fuel (at average cost)                           123,616           124,045
  Materials and supplies (at average cost)                 74,399            73,159
  Prepayments                                              59,046            56,192
  Other                                                       767             6,035
                                                       ----------        ----------
       Total Current Assets                               568,122           550,915

Deferred Charges and Other Assets
  Accumulated deferred income taxes (Note D)              190,114           169,306
  Deferred regulatory assets (Note A)                     222,951           215,200
  Other                                                    25,047            58,977
                                                       ----------        ----------
       Total Deferred Charges and Other Assets            438,112           443,483
                                                       ----------        ----------
Total Assets                                           $4,768,942        $4,667,840
                                                       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                                BALANCE SHEET
                                 December 31

                        CAPITALIZATION AND LIABILITIES
                                                             1998            1997
                                                             ----            ----
                                                           (Thousands of Dollars)
Capitalization (See Capitalization Statement)
  Common stock equity                                     $1,698,478     $1,694,508
  Preferred stock                                             30,450         30,450
  Long-term debt (Note H)                                  1,512,531      1,448,558
                                                          ----------     ----------
       Total Capitalization                                3,241,459      3,173,516

Current Liabilities
  Long-term debt due currently (Note H)                      112,454         81,389
  Notes payable (Note I)                                     219,289        242,633
  Accounts payable                                           169,503        142,797
  Payroll and vacation accrued                                29,569         25,392
  Taxes accrued - income and other                            31,475         38,475
  Interest accrued                                            19,864         20,012
  Other                                                       46,574         57,871
                                                          ----------     ----------
       Total Current Liabilities                             628,728        608,569

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes (Note D)                 559,574        521,429
  Accumulated deferred investment tax credits                 83,476         86,871
  Deferred regulatory liabilities (Note A)                   157,951        173,688
  Other                                                       97,754        103,767
                                                          ----------     ----------
       Total Deferred Credits and Other Liabilities          898,755        885,755

Commitments and Contingencies (Note L)
                                                          ----------     ----------
Total Capitalization and Liabilities                      $4,768,942     $4,667,840
                                                          ==========     ==========

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                CAPITALIZATION STATEMENT
                                      December 31
                                                                                 1998           1997
                                                                                 ----           ----
                                                                               (Thousands of Dollars)
Common Stock Equity (See Common Stock Equity Statement)
  Common stock - $10 par value; authorized 65,000,000 shares;
    outstanding - 33,289,327 shares                                          $  332,893    $  332,893
  Other paid in capital                                                         380,689       380,689
  Retained earnings                                                             984,896       980,926
                                                                             ----------    ----------
       Total Common Stock Equity                                              1,698,478     1,694,508

Preferred Stock - Cumulative
  Six Per Cent. Preferred Stock - $100 par value; authorized
    45,000 shares; outstanding - 44,498 shares                                    4,450         4,450
  Serial preferred stock - $100 par value; authorized 2,286,500 shares;
    outstanding - 3.60% Series - 260,000 shares                                  26,000        26,000
                                                                             ----------    ----------
       Total Preferred Stock (Note G)                                            30,450        30,450

Long-Term Debt
  First mortgage bonds -  5-1/8% to 7-1/4% due 1998-2004                        231,000       291,000
                          6.85% to 7-3/4% due 2016-2023                         209,000       209,000
                          7.05% to 9-1/8% due 2024-2027                         363,443       363,443

Debentures (unsecured) -  6-1/2% to 9.47% due 2006-2095                         480,600       331,300

  Notes (unsecured) -     Variable rate due 2006-2030                           165,350       165,350
                          6.36% effective rate due 2006                           9,642        10,847

  Obligations under capital leases                                              189,980       182,450
  Unamortized discount - net                                                    (24,030)      (23,443)
  Long-term debt due currently                                                 (112,454)      (81,389)
                                                                             ----------    ----------
         Total Long-Term Debt (Note H)                                        1,512,531     1,448,558
                                                                             ----------    ----------
Total Capitalization                                                         $3,241,459    $3,173,516
                                                                             ==========    ==========

The accompanying notes are an integral part of these financial statements.

                             WISCONSIN ELECTRIC POWER COMPANY
                              COMMON STOCK EQUITY STATEMENT
                                         Common Stock
                                     -------------------
                                                 $10 Par    Other Paid    Retained
                                     Shares       Value     In Capital    Earnings        Total
                                     ------      -------    ----------    --------        -----
                                                            (Thousands of Dollars)
Balance - December 31, 1995        33,289,327    $332,893     $280,689    $1,082,983   $1,696,565

 Net income                                                                  211,315      211,315
 Cash dividends
  Common stock                                                              (167,889)    (167,889)
  Preferred stock                                                             (1,203)      (1,203)
                                   ----------    --------     --------    ----------   ----------
Balance - December 31, 1996        33,289,327     332,893      280,689     1,125,206    1,738,788

 Net income                                                                   70,615       70,615
 Cash dividends
  Common stock                                                              (213,692)    (213,692)
  Preferred stock                                                             (1,203)      (1,203)
 Stockholder capital contribution                              100,000                    100,000
                                   ----------    --------     --------    ----------   ----------
Balance - December 31, 1997        33,289,327     332,893      380,689       980,926    1,694,508

 Net income                                                                  184,174      184,174
 Cash dividends
  Common stock                                                              (179,001)    (179,001)
  Preferred stock                                                             (1,203)      (1,203)
                                   ----------    --------     --------    ----------   ----------
Balance - December 31, 1998        33,289,327    $332,893     $380,689    $  984,896   $1,698,478
                                   ==========    ========     ========    ==========   ==========

The accompanying notes are an integral part of these financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  (cont'd)


                     WISCONSIN ELECTRIC POWER COMPANY
                       NOTES TO FINANCIAL STATEMENTS


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:   The accounting records of Wisconsin Electric Power Company
("Wisconsin Electric") are maintained as prescribed by the Federal Energy Regulatory Commission, modified for requirements of the Public Service Commission of Wisconsin ("PSCW").

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

In 1998, Wisconsin Electric began classifying certain utility plant as common. Common plant is allocated to electric, gas and steam utility plant in rate proceedings. All periods presented have been reclassified for comparative purposes.

REGULATORY MATTERS:   Pursuant to Statement of Financial Accounting
Standards No. 71, Accounting for the Effects of Certain Types of
Regulation, Wisconsin Electric capitalizes, as regulatory assets, incurred costs which are expected to be recovered in future utility rates.
Wisconsin Electric also records, as regulatory liabilities, the current recovery in utility rates of costs which are expected to be paid in the future.

The following deferred regulatory assets and liabilities are reflected in the Balance Sheet at December 31.


                                                   1998              1997
                                                   ----              ----
                                                   (Thousands of Dollars)
Deferred Regulatory Assets
   Deferred income taxes                        $160,752          $151,157
   Department of Energy assessments               24,841            28,575
   Deferred nuclear costs                         15,324            17,681
   Purchase power commitment                      13,379             5,050
   Other                                           8,655            12,737
                                                --------          --------
Total Deferred Regulatory Assets                $222,951          $215,200
                                                ========          ========
Deferred Regulatory Liabilities
   Deferred income taxes                        $141,356          $148,292
   Tax and interest refunds                        8,667            13,943
   Other                                           7,928            11,453
                                                --------          --------
Total Deferred Regulatory Liabilities           $157,951          $173,688
                                                ========          ========


Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. As of December 31, 1998, there were $46.4 million of conservation investments on the Balance Sheet in other property and investments which will be amortized on a straight line basis to income over the next two years as well as $69.5 million of conservation investments as of December 31, 1997.

STATEMENT OF CASH FLOWS:   Cash and cash equivalents include marketable
debt securities acquired three months or less from maturity. During 1997, Wisconsin Electric recorded a $140 million non-cash capital lease transaction for a long-term power purchase contract (see Note H).

NEW PRONOUNCEMENTS:   On June 15, 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective January 1, 2000 for Wisconsin Electric. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income depending upon how the derivative is designated. Based upon the current limited use of derivative instruments at Wisconsin Electric, the adoption of FAS 133 would not have a significant effect on its results of operations or financial position.


B - MERGERS

NORTHERN STATES POWER COMPANY:   On May 16, 1997, the Boards of Directors
of Wisconsin Energy and Northern States Power Company, a Minnesota corporation, agreed to terminate by mutual written consent an Agreement and Plan of Merger which provided for a business combination of Wisconsin Energy, parent company of Wisconsin Electric, and Northern States Power Company to form Primergy Corporation. Primergy Corporation would have become the parent company of Wisconsin Electric under the proposed business combination. As a result, Wisconsin Energy recorded a $30.7 million charge in the second quarter of 1997 ($18.8 million net of tax or approximately
17 cents per share) to write off deferred transaction costs and costs to achieve the merger, of which approximately $21.9 million was attributable to Wisconsin Electric.


C - DEPRECIATION

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets. These rates are certified by the PSCW and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.4% in 1998, 4.5% in 1997 and 4.1% in 1996. Nuclear plant decommissioning is accrued as depreciation expense (see Note F). For contributions in aid of construction remaining on the Balance Sheet that were collected prior to 1991, Wisconsin Electric had been amortizing approximately $3 million per year as a credit to depreciation expense. In its 1998 Rate Order, the PSCW authorized Wisconsin Electric to amortize the remaining $45.7 million balance of pre-1991 contributions in aid of construction at December 31, 1997 on a straight line basis over the 1998-1999 biennial period. As a result, credits to depreciation expense for pre-1991 contributions were $22.9 million in 1998, $3.5 million in 1997 and $3.4 million in 1996.


D - INCOME TAXES

Wisconsin Electric follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities be recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

The following table is a summary of income tax expense and a reconciliation of total income tax expense with the tax expected at the federal statutory rate.


                                            1998        1997        1996
                                            ----        ----        ----
                                                (Thousands of Dollars)

Current tax expense                       $100,532    $ 28,002    $131,833
Deferred income taxes - net                   (438)      7,937      (1,575)
Investment tax credit - net                 (3,395)       (927)     (2,430)
                                          --------    --------    --------
     Total Tax Expense                    $ 96,699    $ 35,012    $127,828
                                          ========    ========    ========
Income Before Income Taxes
     and Preferred Dividend               $280,873    $105,627    $339,143
                                          ========    ========    ========

Expected tax at federal statutory rate    $ 98,306    $ 36,969    $118,700
State income tax net of federal
   tax benefit                              13,461       6,125      17,624
Flowback of prior contributions
   in aid of construction                   (8,039)     (1,157)     (1,157)
Investment tax credit restored              (4,690)     (4,487)     (4,509)
Other (no item over 5% of expected tax)     (2,339)     (2,438)     (2,830)
                                          --------    --------    --------
     Total Tax Expense                    $ 96,699    $ 35,012    $127,828
                                          ========    ========    ========


Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in Wisconsin Electric's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Following is a summary of deferred income taxes under FAS 109 at December 31.


                                                 1998              1997
                                                 ----              ----
                                                  (Thousands of Dollars)
Deferred Income Tax Assets
     Decommissioning trust                      $ 48,812          $ 43,405
     Construction advances                        54,820            49,202
     Other                                        86,482            76,699
                                                --------          --------
Total Deferred Income Tax Assets                $190,114          $169,306
                                                ========          ========
Deferred Income Tax Liabilities
     Property related                           $542,898          $510,621
     Other                                        16,676            10,808
                                                --------          --------
Total Deferred Income Tax Liabilities           $559,574          $521,429
                                                ========          ========


Wisconsin Electric has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).


E - ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

Allowance for funds used during construction ("AFUDC") is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. On the Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the PSCW, AFUDC was capitalized during the following periods on 50% of construction work in progress at the following rates:

*  June 1, 1998 - December 31, 1998           10.21%
*  February 18, 1997 - May 31, 1998           10.29%
*  January 1, 1996 - February 17, 1997        10.17%


F - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns and operates two
approximately 500 megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach") in Two Rivers, Wisconsin. During 1998, 1997 and 1996, Point Beach provided 18%, 6% and 24%, respectively, of Wisconsin Electric's net electric energy supply. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the PSCW authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the PSCW authorized a five year recovery in the electric retail jurisdiction in the State of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 1998, $15 million of deferred costs remain on the Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

NUCLEAR INSURANCE:   The Price-Anderson Act as amended and extended to
August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.8 billion, of which $200 million is covered by liability insurance purchased from private sources, and $9.6 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric participated in an industry-wide insurance program, with an aggregate limit of $200 million which covered radiation injury claims of nuclear workers first employed after 1987. This program was replaced with a new program (which has no retrospective assessment provisions) at the end of 1997. However, the discovery period for claims covered under the former program remains open until the end of 2007 for those few former insureds who no longer need to participate in the new, replacement program. If claims in excess of the funds available under the old program develop, Wisconsin Electric would be assessed up to a maximum of approximately
$3.1 million per reactor.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion (subject to a $1 million deductible for each loss) at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $10.1 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage (in excess of 23 weeks) at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $5.1 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING:   Wisconsin Electric expects to operate the two
units at Point Beach to the expiration of their current operating licenses. The estimated cost to decommission the plant in 1998 dollars is $489 million based upon a site specific decommissioning cost study completed in 1998. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.8 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Nuclear decommissioning costs are accrued as depreciation expense over the expected service lives of the two units following an external sinking fund method. It is expected that the annual payments to the Nuclear Decommissioning Trust Fund ("Fund") along with the earnings on the Fund will provide sufficient funds at the time of decommissioning. Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Fund are classified as available for sale. Gains and losses on the Fund were determined on the basis of specific identification; net unrealized holding gains on the Fund were recorded as part of accumulated provision for depreciation.

Following is a summary of decommissioning costs and earnings charged to depreciation expense and the Fund balance included in accumulated provision for depreciation at December 31. The Fund balance is stated at fair value.


                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Thousands of Dollars)

Decommissioning costs                        $ 15,461   $ 11,402    $15,418
Earnings                                       15,918     15,846     10,891
                                             --------   --------    -------
   Depreciation Expense                      $ 31,379   $ 27,248    $26,309
                                             ========   ========    =======

Total costs accrued to date                  $320,356   $288,977
Unrealized gain                               198,149    115,263
                                             --------   --------
   Accumulated Provision for Depreciation    $518,505   $404,240
                                             ========   ========


DECONTAMINATION AND DECOMMISSIONING FUND:   The Energy Policy Act of 1992
establishes a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 1998, Wisconsin Electric has recorded its remaining estimated liability equal to the projected special assessments of $21.4 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next nine years. In the 1998 Rate Order, the PSCW approved recovery over the 1998-1999 biennial period of D&D Fund costs disallowed in 1997.


G - PREFERRED STOCK

Serial preferred stock authorized but unissued is cumulative, $25 par value, 5,000,000 shares.

In the event of default in the payment of preferred dividends, no dividends or other distributions may be paid on Wisconsin Electric's common stock.

The 3.60% series preferred stock is redeemable in whole or in part at the option of Wisconsin Electric at $101 per share plus any accrued dividends.

The fair value of Wisconsin Electric's preferred stock was $20.2 million and $17.8 million at December 31, 1998 and 1997, respectively.


H - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:   The maturities and sinking
fund requirements through 2003 for the aggregate amount of long-term debt outstanding (excluding obligations under capital lease) at December 31, 1998 are shown below.


                            (Thousands of Dollars)

          1999                      $92,905
          2000                        1,905
          2001                        1,905
          2002                        1,905
          2003                        1,905


Sinking fund requirements for the years 1999 through 2003, included in the table above, are $9.5 million. Substantially all utility plant is subject to the mortgage.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method over the lives of the debt issues and included as interest expense. Unamortized amounts pertaining to reacquired debt are written off currently, when acquired for sinking fund purposes, or amortized in accordance with PSCW orders, when acquired for early retirement.

In June 1998, Wisconsin Electric issued $150 million of 6-1/2% debentures due 2028. Proceeds from the issue were added to Wisconsin Electric's general funds and were used to reduce short-term borrowings and for other general corporate purposes.

Following is Wisconsin Electric's long-term debt outstanding at December 31.


                                                  1998           1997
                                                  ----           ----
                                                (Thousands of Dollars)
First Mortgage Bonds
  5-1/8% Series due 1998                       $     -       $   60,000
  6-1/2% Series due 1999                          40,000         40,000
  6-5/8% Series due 1999                          51,000         51,000
  7-1/4% Series due 2004                         140,000        140,000
  7-1/8% Series due 2016                         100,000        100,000
  6.85% Series due 2021                            9,000          9,000
  7-3/4% Series due 2023                         100,000        100,000
  7.05% Series due 2024                           60,000         60,000
  9-1/8% Series due 2024                           3,443          3,443
  8-3/8% Series due 2026                         100,000        100,000
  7.70% Series due 2027                          200,000        200,000

Debentures (unsecured)
  6-5/8% due 2006                                200,000        200,000
  9.47% due 2006                                   5,600          6,300
  8-1/4% due 2022                                 25,000         25,000
  6-1/2% due 2028                                150,000            -
  6-7/8% due 2095                                100,000        100,000

Notes (unsecured)
  Variable rate due 2006                           1,000          1,000
  Variable rate due 2015                          17,350         17,350
  Variable rate due 2016                          67,000         67,000
  Variable rate due 2030                          80,000         80,000
  6.36% effective rate due 2006                    9,642         10,847

  Obligations under capital leases               189,980        182,450
  Unamortized discount - net                     (24,030)       (23,443)
  Long-term debt due currently                  (112,454)       (81,389)
                                              ----------     ----------
Total Long-Term Debt                          $1,512,531     $1,448,558
                                              ==========     ==========


At December 31, 1998, the interest rate for the $67 million variable rate note due 2016 was 4.10% and the interest rate for the $98.35 million variable rate notes due 2006-2030 was 3.95%.

OBLIGATIONS UNDER CAPITAL LEASE:   Wisconsin Electric has a nuclear fuel
leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.1 million, $0.9 million and $2.3 million during 1998, 1997 and 1996, respectively.

To meet a portion of its electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer, LSP-Whitewater Limited Partnership ("LS Power"). The contract, for 236 megawatts of firm capacity from LS Power's gas-fired cogeneration facility located in Whitewater, Wisconsin, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Beginning with commercial operation of LS Power's facility in September 1997, imputed interest costs on the purchase power obligation were $22.9 million and $6.5 million during 1998 and 1997, respectively, and total amortization costs of the leased facilities were $5.7 million and $1.6 million during 1998 and 1997, respectively. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78 million by the year 2009 and the total obligation under capital lease to increase to $160 million by the year 2005 before each is reduced over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the Income Statement. Interest expense on the purchase power obligation, included in purchased power expense, was $20.3 million and $5.6 million during 1998 and 1997, respectively.

Provided below is a summary of Wisconsin Electric's nuclear fuel and leased facilities at December 31.


                                                     1998           1997
                                                     ----           ----
                                                   (Thousands of Dollars)
Nuclear Fuel
   Under capital lease                            $100,809        $ 95,464
   Accumulated provision for amortization          (62,888)        (59,783)
   In process/stock                                 49,739          54,538
                                                  --------        --------
Total Nuclear Fuel                                $ 87,660        $ 90,219
                                                  ========        ========
Leased Facilities
   Long-term purchase power commitment            $140,312        $140,312
   Accumulated provision for amortization           (7,305)         (1,625)
                                                  --------        --------
Total Leased Facilities                           $133,007        $138,687
                                                  ========        ========


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 1998 are as follows:


                                                   Purchase
                                    Nuclear         Power
                                   Fuel Lease     Commitment        Total
                                   ----------     ----------        -----
                                            (Thousands of Dollars)

   1999                             $ 21,678       $ 24,123       $ 45,801
   2000                               13,841         25,031         38,872
   2001                                7,433         25,968         33,401
   2002                                3,664         26,961         30,625
   2003                                1,071         27,954         29,025
   Later Years                           -          560,191        560,191
                                    --------       --------       --------
Total Minimum Lease Payments          47,687        690,228        737,915
Less:  Estimated Executory Costs         -         (139,956)      (139,956)
                                    --------       --------       --------
Net Minimum Lease Payments            47,687        550,272        597,959
Less:  Interest                       (4,093)      (403,886)      (407,979)
                                    --------       --------       --------
Present Value of Net Minimum
        Lease Payments                43,594        146,386        189,980
Less:  Due Currently                 (19,549)           -          (19,549)
                                    --------       --------       --------
                                    $ 24,045       $146,386       $170,431
                                    ========       ========       ========


FAIR VALUE:   The carrying amount of Wisconsin Electric's long-term debt outstanding (excluding obligations under capital lease) was $1,459 million and $1,371 million at December 31, 1998 and 1997, respectively, with a fair value of $1,544 million and $1,411 million, respectively. The fair value of the first mortgage bonds and debentures is estimated based upon the market value of the same or similar issues. Book value approximates fair value for Wisconsin Electric's unsecured notes.


I - NOTES PAYABLE

Short-term notes payable balances and their corresponding weighted average interest rates at December 31 consist of:


                                1998                   1997
                                ----                   ----
                                      Interest              Interest
                           Balance      Rate     Balance      Rate
                           -------      ----     -------      ----
                                    (Thousands of Dollars)

Banks                     $ 50,495     5.42%    $ 50,495     5.89%
Commercial paper           168,794     5.32%     192,138     5.84%
                          --------              --------
                          $219,289              $242,633
                          ========              ========


Unused lines of credit for short-term borrowing amounted to $128 million at December 31, 1998, all of which supports commercial paper. In support of various informal lines of credit from banks, Wisconsin Electric has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


J - BENEFITS

Wisconsin Electric provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows. Also disclosed below is the aggregate funded status of those pension and other postretirement benefit plans with accumulated net benefit obligations in excess of plan assets.

                                                                  Other Postretirement
                                            Pension Benefits            Benefits
                                            ----------------      --------------------
                                            1998        1997        1998        1997
                                            ----        ----        ----        ----
                                                    (Thousands of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1          $649,256    $601,213   $ 148,181   $ 142,783
    Service cost                             12,408       9,216       2,654       1,911
    Interest cost                            46,261      45,613      11,676      10,343
    Plan participants' contributions            -           -         5,908       4,903
    Plan amendments                             -         1,379       3,737      (4,828)
    Actuarial loss                           51,512      35,985      22,283       6,359
    Benefits paid                           (45,001)    (44,150)    (15,603)    (13,290)
                                           --------    --------   ---------   ---------
  Benefit Obligation at December 31        $714,436    $649,256   $ 178,836   $ 148,181
                                           --------    --------   ---------   ---------
Change in Plan Assets
  Fair Value at January 1                  $761,881    $687,482   $  59,841      49,424
    Actual return on plan assets            104,264     114,294       8,515      10,555
    Employer contributions                    7,347       4,255      10,252       8,249
    Plan participants' contributions            -           -         5,908       4,903
    Benefits paid                           (45,001)    (44,150)    (15,603)    (13,290)
                                           --------    --------   ---------   ---------
  Fair Value at December 31                $828,491    $761,881   $  68,913   $  59,841
                                           --------    --------   ---------   ---------
Funded Status of Plans
  Funded status at December 31             $114,055    $112,625   $(109,923)  $ (88,340)
  Unrecognized
    Net actuarial (gain) loss              (119,025)   (123,094)      4,587     (14,458)
    Prior service cost                       31,284      34,344       2,582        (938)
    Net transition obligation (asset)       (27,207)    (31,009)     64,239      68,825
                                           --------    --------   ---------   ---------
  Net Accrued Benefit Cost                 $   (893)   $ (7,134)  $ (38,515)  $ (34,911)
                                           ========    ========   =========   =========
Funded Status of Plans with Net
 Benefit Obligations at December 31
    Fair value of plan assets              $    -      $   -      $  68,444   $  59,394
    Less:  Benefit obligation                   -          -       (178,563)   (147,919)
                                           --------     -------   ---------   ---------
  Net Benefit Obligation                   $    -      $   -      $(110,119)  $ (88,525)
                                           ========    ========   =========   =========

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                          Other Postretirement
                                             Pension Benefits                  Benefits
                                         ------------------------      ------------------------
                                         1998      1997      1996      1998      1997      1996
                                         ----      ----      ----      ----      ----      ----
                                                          (Thousand of Dollars)
Net Periodic Benefit Cost
  Service cost                          $12,408   $ 9,216   $ 9,912   $ 2,654   $ 1,911   $ 2,436
  Interest cost                          46,261    45,613    41,454    11,677    10,343    10,456
  Expected return on plan assets        (56,822)  (51,592)  (48,494)   (5,008)   (4,085)   (3,708)
  Amortization of
    Transition obligation (asset)        (3,801)   (3,802)   (3,802)    4,586     4,586     4,887
    Prior service cost                    3,061     3,061     1,755       217      (100)     (100)
    Actuarial loss (gain)                   -         -         -        (270)     (235)     (272)
                                        -------   -------   -------   -------   -------   -------
Net Periodic Benefit Cost               $ 1,107   $ 2,496   $   825   $13,856   $12,420   $13,699
                                        =======   =======   =======   =======   =======   =======
Weighted-Average Assumptions
at December 31 (%)
  Discount rate                            6.75      7.25      7.75      6.75      7.25      7.75
  Expected return on plan assets           9.0       9.0       9.0       9.0       9.0       9.0
  Rate of compensation increase         4.75 to   4.75 to   4.75 to   4.75 to   4.75 to   4.75 to
                                           5.0       5.0       5.0       5.0       5.0       5.0

PENSION PLANS:   Pension plan assets, the majority of which are equity
securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of Wisconsin Electric, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

OTHER POSTRETIREMENT BENEFIT PLANS:   Wisconsin Electric uses Employees'
Benefit Trusts to fund a major portion of other postretirement benefits for its employees. The majority of the trusts' assets are mutual funds.

The assumed health care cost trend rate at December 31, 1998 was 6.0% for those under age 65 and 6.8% for those over age 65, decreasing gradually to 5.0% in 2004 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1%          1%
                                                      Increase    Decrease
                                                      --------    --------
                                                     (Thousands of Dollars)
Effect on
  Postretirement benefit obligation                    $17,058    ($14,957)
  Total of service and interest cost components          1,650      (1,430)


K - SEGMENT REPORTING

Wisconsin Electric, a public utility incorporated in the State of Wisconsin, has organized its operating segments according to how it is currently regulated. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments.

The electric utility segment derives its revenues from the generation, transmission, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The gas utility segment derives its revenues from the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned gas in four service areas in southeastern, east central, western, and northern Wisconsin. The steam utility segment derives its revenues from the production, distribution and sale of steam to space heating and processing customers in the Milwaukee area.

The following summarizes the reportable operating segments of Wisconsin Electric for the years ended December 31.

                                          Reportable Operating Segments (a)
                                    Electric      Gas        Steam       Total
                                    --------      ---        -----       -----
                                              (Thousands of Dollars)
1998
   External revenues              $1,641,283    $293,250     $20,506  $1,955,039
   Intersegment revenues (b)             120       2,598         -         2,718
                                  ----------    --------     -------  ----------
      Total Operating Revenues    $1,641,403    $295,848     $20,506  $1,957,757
                                  ==========    ========     =======  ==========

   Depreciation                   $  215,669    $ 23,272     $ 2,631  $  241,572
   Operating Income Taxes             92,582       1,055         333      93,970
   Operating Income (c)              251,582      19,180       2,934     273,696
   Segment Assets (d)              4,087,413     421,951      48,358   4,557,722
   Construction Expenditures         283,367      43,447       1,600     328,414

1997
   External revenues              $1,411,962    $349,971     $22,315  $1,784,248
   Intersegment revenues (b)             153       5,201         -         5,354
                                  ----------    --------     -------  ----------
      Total Operating Revenues    $1,412,115    $355,172     $22,315  $1,789,602
                                  ==========    ========     =======  ==========

   Depreciation                   $  213,785    $ 21,421     $ 2,492  $  237,698
   Operating Income Taxes             48,442       7,973       1,374      57,789
   Operating Income (c)              170,117      25,122       4,220     199,459
   Segment Assets (d)              3,900,889     392,865      45,131   4,338,885
   Construction Expenditures         236,384      22,977       1,006     260,367

1996
   External revenues              $1,393,057    $361,101     $15,675  $1,769,833
   Intersegment revenues (b)             213       3,774         -         3,987
                                  ----------    --------     -------  ----------
      Total Operating Revenues    $1,393,270    $364,875     $15,675  $1,773,820
                                  ==========    ========     =======  ==========

   Depreciation                   $  183,159    $ 18,246     $ 1,391  $  202,796
   Operating Income Taxes            110,752      14,516       1,359     126,627
   Operating Income (c)              269,068      33,204       3,572     305,844
   Segment Assets (d)              3,646,997     400,582      46,499   4,094,078
   Construction Expenditures         272,838      22,851      21,651     317,340

(a) The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note A).

(b) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the PSCW.

(c) Interest income and expense are not recorded to the segments to determine segment operating income.

(d) Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is as follows:


                                      1998        1997        1996
                                       ----        ----        ----
                                          (Thousands of Dollars)
Assets
   Reportable segments             $4,557,722  $4,338,885  $4,094,078
   Non-utility                          4,769       5,308       9,199
   Other - corporate (a)              206,451     323,647     403,883
                                   ----------  ----------  ----------
Total Assets                       $4,768,942  $4,667,840  $4,507,160
                                   ==========  ==========  ==========
Construction Expenditures
   Reportable segments             $  328,414  $  260,367  $  317,340
   Non-utility                             68         282       2,492
                                   ----------  ----------  ----------
Total Construction Expenditures    $  328,482  $  260,649  $  319,832
                                   ==========  ==========  ==========

(a) Primarily other property and investments, materials and supplies and deferred charges.


L - COMMITMENTS AND CONTINGENCIES

KIMBERLY COGENERATION EQUIPMENT:   In conjunction with a proposal to
construct a cogeneration facility in Kimberly, Wisconsin, Wisconsin Electric purchased three combustion turbines, three heat recovery boilers and a steam turbine (the "Equipment"). Wisconsin Electric carried the Equipment at a cost of approximately $66.3 million, entertaining numerous proposals and projects for which the Equipment could be used. During 1997, Wisconsin Electric continued to review its options for use or sale of the Equipment. In the fourth quarter of 1997, WISVEST Corporation, a non-utility subsidiary of Wisconsin Energy, entered into the final phase of negotiations for a joint independent power project involving the Equipment. Under the provisions of Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Wisconsin Electric refined its cash flow projection for the Equipment based upon this proposal. As measured by expected gross cash flows to be earned under this project, Wisconsin Electric determined that an impairment existed. As a result, Wisconsin Electric recorded a $30.0 million impairment charge in the fourth quarter of 1997 which was included in the Miscellaneous - Net Other Income and Deductions line of the Income Statement. During the second quarter of 1998, WISVEST Corporation purchased the Equipment from Wisconsin Electric.

MANUFACTURED GAS PLANT SITES:   Wisconsin Electric continues a voluntary
program to investigate the remediation of eleven former manufactured gas plant sites. Wisconsin Electric currently estimates that future costs for detailed site investigation and remediation will be $25 million to $40 million over the next ten years. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation.

Of the eleven sites, Wisconsin Electric has begun remediation activities at the former manufactured gas plant site in the City of Burlington, Wisconsin. Wisconsin Electric also expects to begin remediation in 1999 at sites in Fort Atkinson and Kenosha, Wisconsin. Wisconsin Electric's expected remediation of these sites is anticipated to be accomplished at an aggregate cost of between $6 million and $11 million.

In Wisconsin Electric's February 13, 1997 Rate Order, the PSCW amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of MGP remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery may be affected.


M - TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. Wisconsin Electric received stockholder capital contributions from Wisconsin Energy of $100 million in 1997.



                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
     Stockholder of Wisconsin Electric Power Company

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
January 27, 1999