Form 10-Q
period 1999-03-31
WISCONSIN ELECTRIC POWER CO
filed 1999-05-17
CIK 107815

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                         FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1999



Commission   Registrant; State of Incorporation       IRS Employer
File Number    Address; and Telephone Number       Identification No.
-----------  ----------------------------------    ------------------
  1-9057       WISCONSIN ENERGY CORPORATION           39-1391525
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2949
                      Milwaukee, WI  53201
                      (414) 221-2345


  1-1245       WISCONSIN ELECTRIC POWER COMPANY       39-0476280
                      (A Wisconsin Corporation)
                      231 West Michigan Street
                      P.O. Box 2046
                      Milwaukee, WI  53201
                      (414) 221-2345


Indicate by check mark whether each Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date ( May 5, 1999 ):

     Wisconsin Energy            Common Stock, $.01 Par Value,
     Corporation                 116,466,262 shares outstanding.

     Wisconsin Electric Power    Common Stock, $10 Par Value,
     Company                     33,289,327 shares outstanding.
                                 Wisconsin Energy Corporation is
                                 the sole holder of Wisconsin
                                 Electric Power Company Common Stock



                WISCONSIN ENERGY CORPORATION
              WISCONSIN ELECTRIC POWER COMPANY
     FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1999

                     TABLE OF CONTENTS
Item                                                        Page
----                                                        ----
   Introduction

             Part I - Financial Information
             ------------------------------
1. Financial Statements
       Wisconsin Energy
           Consolidated Condensed Income Statement
           Consolidated Condensed Balance Sheet
           Consolidated Statement of Cash Flows
       Wisconsin Electric
           Condensed Income Statement
           Condensed Balance Sheet
           Statement of Cash Flows
       Notes to Financial Statements of
           Wisconsin Energy and Wisconsin Electric
2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations for Wisconsin
       Energy and Wisconsin Electric
3. Quantitative and Qualitative Disclosures
       About Market Risk.

              Part II - Other Information
              ---------------------------
1. Legal Proceedings
6. Exhibits and Reports on Form 8-K
   Signatures



                    INTRODUCTION

Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by its context, the term Wisconsin Energy refers to the holding company and all of its subsidiaries when used in this combined Form 10-Q. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of Wisconsin Energy as well as separate statements for Wisconsin Electric. The unaudited statements have been prepared by Wisconsin Energy and Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Wisconsin Energy and Wisconsin Electric financial statements should be read in conjunction with the financial statements and notes thereto included in the companies' combined Annual Report on Form 10-K for the year ended December 31, 1998. This combined Form 10-Q is separately filed by Wisconsin Energy and Wisconsin Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.



            PART I - FINANCIAL INFORMATION
            ------------------------------
ITEM 1. FINANCIAL STATEMENTS


                     WISCONSIN ENERGY CORPORATION
               CONSOLIDATED CONDENSED INCOME STATEMENT
                            (Unaudited)


                                          Three Months Ended March 31
                                          ---------------------------

                                             1999             1998
                                             ----             ----
                               (Thousands of Dollars, Except Per Share Amounts)
Operating Revenues
  Electric                                 $406,555         $383,640
  Gas                                       121,983          119,411
  Steam                                       8,182            7,630
                                           --------         --------
       Total Operating Revenues             536,720          510,681

Operating Expenses
  Fuel                                       70,735           73,901
  Purchased power                            34,985           36,591
  Cost of gas sold                           68,860           72,301
  Other operation expenses                  125,217          110,038
  Maintenance                                44,095           40,818
  Depreciation                               65,268           62,273
  Taxes other than income taxes              23,244           20,716
  Federal income tax                         26,127           19,893
  State income tax                            5,963            4,768
  Deferred income taxes - net                (2,793)           3,143
  Investment tax credit - net                (1,148)          (1,172)
                                           --------         --------
       Total Operating Expenses             460,553          443,270

Operating Income                             76,167           67,411

Other Income and Deductions
  Interest income                             8,349            6,735
  Allowance for other funds used
    during construction                         984              715
  Miscellaneous - net                           446            2,751
  Income taxes                                 (240)             627
                                           --------          -------
   Total Other Income and Deductions          9,539           10,828

Income Before Interest Charges               85,706           78,239

Interest Charges
  Interest expense                           33,566           30,888
  Allowance for borrowed funds used
    during construction                      (1,900)          (1,998)
                                           --------         --------
       Total Interest Charges                31,666           28,890

Distributions on Preferred Securities
  of Subsidiary Trust                           228              -
Preferred Dividend Requirement
  of Subsidiary                                 301              301
                                           --------         --------
Net Income                                 $ 53,511         $ 49,048
                                           ========         ========
Average Number of Shares of Common
  Stock Outstanding (Thousands)             115,926          112,866
                                           ========         ========
Earnings Per Share of Common Stock
  (Basic and Diluted)                      $   0.46         $   0.43
                                           ========         ========

Dividends Per Share of Common Stock        $   0.39         $  0.385
                                           ========         ========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements


                        WISCONSIN ENERGY CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                (Unaudited)



                                                     March 31      December 31
                                                       1999           1998
                                                     --------      -----------
                                                      (Thousands of Dollars)
                      Assets
                      ------
Utility Plant
  Electric                                          $ 4,941,302    $ 4,900,836
  Gas                                                   527,370        523,187
  Steam                                                  62,924         62,832
  Common                                                425,383        420,750
  Accumulated provision for depreciation             (3,080,304)    (3,007,735)
                                                    -----------    -----------
                                                      2,876,675      2,899,870
  Construction work in progress                         135,338        117,848
  Leased facilities - net                               131,587        133,007
  Nuclear fuel - net                                     89,091         87,660
                                                    -----------    -----------
       Net Utility Plant                              3,232,691      3,238,385

Other Property and Investments                        1,109,736      1,056,471

Current Assets
  Cash and cash equivalents                             118,882         16,603
  Accounts receivable                                   208,464        190,103
  Accrued utility revenues                               96,255        130,518
  Materials, supplies and fossil fuel                   172,405        199,052
  Prepayments and other assets                           77,394         71,843
                                                    -----------    -----------
       Total Current Assets                             673,400        608,119

Deferred Charges and Other Assets
  Accumulated deferred income taxes                     202,594        199,372
  Other                                                 276,017        259,410
                                                    -----------    -----------
       Total Deferred Charges and Other Assets          478,611        458,782
                                                    -----------    -----------
Total Assets                                        $ 5,494,438    $ 5,361,757
                                                    ===========    ===========

          Capitalization and Liabilities
          ------------------------------

Capitalization
  Common stock                                      $   779,062    $   760,351
  Retained earnings                                   1,152,434      1,144,092
  Unearned compensation - restricted stock award         (1,195)        (1,338)
                                                    -----------    -----------
       Total Common Stock Equity                      1,930,301      1,903,105
  Preferred stock                                        30,450         30,450
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holding solely debentures of the Company           200,000            -
  Long-term debt                                      1,766,379      1,749,024
                                                    -----------    -----------
       Total Capitalization                           3,927,130      3,682,579

Current Liabilities
  Long-term debt due currently                          122,576        119,140
  Short-term debt                                       166,940        286,859
  Accounts payable                                      139,896        187,452
  Accrued liabilities                                   120,852         88,510
  Other                                                  79,160         53,219
                                                    -----------    -----------
       Total Current Liabilities                        629,424        735,180

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                     575,889        570,750
  Other                                                 361,995        373,248
                                                    -----------    -----------
       Total Deferred Credits and Other Liabilities     937,884        943,998
                                                    -----------    -----------
Total Capitalization and Liabilities                $ 5,494,438    $ 5,361,757
                                                    ===========    ===========

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.


                          WISCONSIN ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       1999              1998
                                                       ----              ----
                                                        (Thousands of Dollars)
Operating Activities
  Net income                                         $  53,511         $  49,048
  Reconciliation to cash
     Depreciation                                       65,268            62,273
     Nuclear fuel expense - amortization                 4,718             2,568
     Conservation expense - amortization                 5,625             5,625
     Debt premium, discount &
       expense - amortization                              762             1,127
     Deferred income taxes - net                        (2,793)            3,143
     Investment tax credit - net                        (1,148)           (1,172)
     Allowance for other funds used
       during construction                                (984)             (715)
     Change in - Accounts receivable                   (18,361)          (20,937)
                 Inventories                            26,647            25,733
                 Accounts payable                      (47,556)           13,411
                 Other current assets                   28,712            (8,796)
                 Other current liabilities              58,283            28,195
     Other                                             (20,815)             (418)
                                                      --------         ---------
Cash Provided by Operating Activities                  151,869           159,085

Investing Activities
  Construction expenditures                           (105,967)          (77,784)
  Allowance for borrowed funds used
    during construction                                 (1,900)           (1,998)
  Nuclear fuel                                          (5,479)             (662)
  Nuclear decommissioning trust                         (8,163)          (11,820)
  Other                                                 (1,365)            6,366
                                                      --------         ---------
Cash Used in Investing Activities                     (122,874)          (85,898)

Financing Activities
  Sale of - Common stock                                18,711               -
            Long-term debt                              31,482               -
            Mandatorily redeemable trust
             preferred securities                      200,000               -
  Retirement of long-term debt                         (11,821)          (12,706)
  Change in short-term debt                           (119,919)          (16,093)
  Dividends on stock - Common                          (45,169)          (43,454)
                                                     ---------         ---------
Cash Provided by (Used in) Financing Activities         73,284           (72,253)
                                                     ---------         ---------
Change in Cash and Cash Equivalents                  $ 102,279         $     934
                                                     =========         =========

Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)               $  25,383         $  27,253
  Income taxes                                          14,649            11,062

The accompanying notes as they relate to Wisconsin Energy Corporation are an integral part of these financial statements.



                      WISCONSIN ELECTRIC POWER COMPANY
                         CONDENSED INCOME STATEMENT
                                (Unaudited)


                                   Three Months Ended March 31
                                   ---------------------------
                                        1999        1998
                                        ----        ----
                                     (Thousands of Dollars)
Operating Revenues
  Electric                            $397,674    $383,640
  Gas                                  121,983     119,411
  Steam                                  8,182       7,630
                                      --------    --------
       Total Operating Revenues        527,839     510,681

Operating Expenses
  Fuel                                  70,735      73,901
  Purchased power                       31,053      36,591
  Cost of gas sold                      68,860      72,301
  Other operation expenses             123,807     110,038
  Maintenance                           43,655      40,818
  Depreciation                          64,450      62,273
  Taxes other than income taxes         22,821      20,716
  Federal income tax                    25,669      19,893
  State income tax                       5,963       4,768
  Deferred income taxes - net           (2,801)      3,143
  Investment tax credit - net           (1,132)     (1,172)
                                      --------    --------
       Total Operating Expenses        453,080     443,270

Operating Income                        74,759      67,411

Other Income and Deductions
  Interest income                        5,672       5,458
  Allowance for other funds used
    during construction                    984         715
  Miscellaneous - net                    5,524       5,378
  Income taxes                          (3,062)       (929)
                                      --------    --------
       Total Other Income
         and Deductions                  9,118      10,622

Income Before Interest Charges          83,877      78,033

Interest Charges
  Interest expense                      28,397      28,112
  Allowance for borrowed funds used
    during construction                   (481)       (375)
                                      --------    --------
       Total Interest Charges           27,916      27,737
                                      --------    --------
Net Income                              55,961      50,296

Preferred Stock Dividend Requirement       301         301
                                      --------    --------
Earnings Available for Common
  Stockholder                         $ 55,660    $ 49,995
                                      ========    ========

Note:  Earnings and dividends per share of common stock are not applicable because all of Wisconsin Electric Power Company's common stock is owned by Wisconsin
       Energy Corporation.

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.


                     WISCONSIN ELECTRIC POWER COMPANY
                         CONDENSED BALANCE SHEET
                               (Unaudited)
                                                March 31,     December 31,
                                                  1999           1998
                                                ---------     ------------
                                                 (Thousands of Dollars)
                  Assets
                  ------
Utility Plant
  Electric                                     $ 4,860,704  $ 4,820,239
  Gas                                              527,370      523,187
  Steam                                             62,924       62,832
  Common                                           425,383      420,750
  Accumulated provision for depreciation        (3,044,749)  (2,973,007)
                                               -----------  -----------
                                                 2,831,632    2,854,001
  Construction work in progress                    126,010      109,412
  Leased facilities - net                          131,587      133,007
  Nuclear fuel - net                                89,091       87,660
                                               -----------  -----------
       Net Utility Plant                         3,178,320    3,184,080

Other Property and Investments                     608,545      578,628

Current Assets
  Cash and cash equivalents                          6,824       14,183
  Accounts receivable                              189,404      166,648
  Accrued utility revenues                          95,271      129,463
  Materials, supplies and fossil fuel              171,366      198,015
  Prepayments and other assets                      61,912       59,813
                                               -----------  -----------
       Total Current Assets                        524,777      568,122

Deferred Charges and Other Assets
  Accumulated deferred income taxes                193,312      190,114
  Other                                            257,607      247,998
                                               -----------  -----------
      Total Deferred Charges and Other Assets      450,919      438,112
                                               -----------  -----------
Total Assets                                   $ 4,762,561  $ 4,768,942
                                               ===========  ===========

      Capitalization and Liabilities
      ------------------------------

Capitalization
  Common stock                                 $   713,582  $   713,582
  Retained earnings                                995,664      984,896
                                               -----------  -----------
       Total Common Stock Equity                 1,709,246    1,698,478
  Preferred stock                                   30,450       30,450
  Long-term debt                                 1,529,492    1,512,531
                                               -----------  -----------
       Total Capitalization                      3,269,188    3,241,459

Current Liabilities
  Long-term debt due currently                     118,753      112,454
  Short-term debt                                  166,470      219,289
  Accounts payable                                 127,094      169,503
  Accrued liabilities                              113,262       80,908
  Other                                             73,239       46,574
                                               -----------  -----------
       Total Current Liabilities                   598,818      628,728

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                564,684      559,574
  Other                                            329,871      339,181
                                               -----------  -----------
       Total Deferred Credits and Other
       Liabilities                                 894,555      898,755
                                               -----------  -----------
Total Capitalization and Liabilities           $ 4,762,561  $ 4,768,942
                                               ===========  ===========

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.



                        WISCONSIN ELECTRIC POWER COMPANY
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                    1999                1998
                                                    ----                ----
                                                     (Thousands of Dollars)
Operating Activities
  Net income                                     $ 55,961            $ 50,296
  Reconciliation to cash
     Depreciation                                  64,450              62,273
     Nuclear fuel expense - amortization            4,718               2,568
     Conservation expense - amortization            5,625               5,625
     Debt premium, discount &
       expense - amortization                         656               1,028
     Deferred income taxes - net                   (2,801)              3,143
     Investment tax credit - net                   (1,132)             (1,172)
     Allowance for other funds used
       during construction                           (984)               (715)
     Change in - Accounts receivable              (22,756)            (19,263)
                 Inventories                       26,649              25,733
                 Accounts payable                 (42,409)             11,224
                 Other current assets              32,093              (3,213)
                 Other current liabilities         59,019              28,117
     Other                                        (10,794)                394
                                                ---------           ---------
Cash Provided by Operating Activities             168,295             166,038

Investing Activities
  Construction expenditures                       (81,432)            (66,894)
  Allowance for borrowed funds used
    during construction                              (481)               (375)
  Nuclear fuel                                     (5,479)               (662)
  Nuclear decommissioning trust                    (8,163)            (11,820)
  Other                                            (4,283)               (260)
                                                 --------            --------
Cash Used in Investing Activities                 (99,838)            (80,011)

Financing Activities
  Sale of long-term debt                           29,444                 -
  Retirement of long-term debt                     (7,247)             (4,611)
  Change in short-term debt                       (52,819)            (33,355)
  Dividends on stock - Common                     (44,893)            (44,322)
                       Preferred                     (301)               (301)
                                                 --------            --------
Cash Used in Financing Activities                 (75,816)            (82,589)
                                                 --------            --------

Change in Cash and Cash Equivalents              $ (7,359)           $  3,438
                                                 ========            ========
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)           $ 26,027            $ 27,807
  Income taxes                                     11,334              10,687

The accompanying notes as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.



                  WISCONSIN ENERGY CORPORATION
                WISCONSIN ELECTRIC POWER COMPANY

                 NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)


1.The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation and the unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with the companies' combined 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy and Wisconsin Electric, have been included in the accompanying income statements and balance sheets. The results of operations for the three months ended March 31, 1999 are not, however, necessarily indicative of the results which may be expected for the year 1999 because of seasonal and other factors.


2.Effective May 31, 1998, Wisconsin Energy acquired ESELCO, Inc.
  ("ESELCO") in a tax-free reorganization accounted for as a pooling of interests. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. Instead, Wisconsin Energy combined ESELCO's May 31, 1998 balance sheet with Wisconsin Energy's. For additional information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report.


3.In March 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities to the public. The sole asset of WEC Capital Trust I is $206 million of 6.85% junior subordinated debentures due
  March 31, 2039, issued by Wisconsin Energy. The terms and interest payments on these debentures correspond to the terms and distributions on the trust preferred securities. WEC Capital Trust I has been consolidated into Wisconsin Energy's financial statements.

  The interest payments, which are tax deductible by Wisconsin Energy, are reflected as distributions on preferred securities of subsidiary trust in Wisconsin Energy's Consolidated Condensed Income Statement. Wisconsin Energy may elect to defer interest payments on the debentures for up to 20 consecutive quarters, causing corresponding distributions on the trust preferred securities to also be deferred. In case of a deferral, interest and distributions will continue to accrue, along with quarterly compounding interest on the deferred amounts.

  Wisconsin Energy may redeem all or a portion of the debentures after March 25, 2004, requiring an equal amount of trust preferred securities to be redeemed at face value plus accrued and unpaid distributions. Wisconsin Energy has entered into a limited guarantee of payment of distributions, redemption payments and payments in liquidation with respect to the trust preferred securities. This guarantee, when considered together with Wisconsin Energy's obligations under the related debentures and indenture and the applicable declaration of trust, provide a full and unconditional guarantee by Wisconsin Energy of amounts due on the outstanding trust preferred securities.


4.In April 1999, Wisvest Connecticut, LLC, a wholly-owned subsidiary of Wisvest Corporation which is in turn a wholly owned subsidiary of Wisconsin Energy, acquired two fossil-fueled power plants for $272 million from The United Illuminating Company, an unaffiliated investor-owned utility in New Haven, Connecticut. Pursuant to the agreement, Wisvest Connecticut, LLC purchased the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the New Haven Harbor Station, which has a generating capacity of 466 megawatts. Wisvest Connecticut, LLC financed the acquisition through the issuance of $195 million of long-term, nonrecourse notes; an equity contribution of $105 million from Wisconsin Energy;
  $30 million of working capital arrangements and a $25 million letter of credit facility.


5.Wisconsin Energy, a holding company with subsidiaries in utility and non-utility businesses, has organized its operating segments according to how its principal subsidiary, Wisconsin Electric, is currently regulated. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Energy's and Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments.

  The following table summarizes the reportable operating segments of Wisconsin Energy and of Wisconsin Electric.

                                         Reportable Operating Segments
                                         -----------------------------
                                      Electric    Gas     Steam    Total
                                      --------    ---     -----    -----
                                             (Thousands of Dollars)
  WISCONSIN ENERGY:
    Three Months Ended March 31, 1999
        Total Operating Revenues (a)  $406,555  $121,983  $8,182  $536,720
        Operating Income (b)            56,480    17,839   1,848    76,167

    Three Months Ended March 31, 1998
        Total Operating Revenues (a)  $383,640  $119,411  $7,630  $510,681
        Operating Income (b)            49,491    15,766   2,154    67,411

  WISCONSIN ELECTRIC:
    Three Months Ended March 31, 1999
        Total Operating Revenues (a)  $397,674  $121,983  $8,182  $527,839
        Operating Income (b)            55,072    17,839   1,848    74,759

    Three Months Ended March 31, 1998
        Total Operating Revenues (a)  $383,640  $119,411  $7,630  $510,681
        Operating Income (b)            49,491    15,766   2,154    67,411

(a)Wisconsin Electric accounts for intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

(b)Interest income and expense are not allocated to the segments to determine segment operating income.



ITEM 2.MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company, an electric, gas and steam utility. Unless qualified by their context, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries when used in this document. As of March 31, 1999, approximately 87% of Wisconsin Energy's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

ACQUISITION OF ESELCO, INC.: Effective May 31, 1998, Wisconsin Energy acquired ESELCO in a tax-free reorganization accounted for as a pooling of interests. Due to the immaterial nature of the transaction, Wisconsin Energy has not restated any historical financial or statistical information. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998.

ESELCO was the parent company of Edison Sault Electric Company ("Edison Sault"), an electric utility which serves approximately 21,000 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. Where appropriate, discussions as well as financial or statistical information of Wisconsin Energy include Edison Sault's operations since June 1, 1998.

CAUTIONARY FACTORS: A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted in "Cautionary Factors" below.


                    RESULTS OF OPERATIONS

1999 FIRST QUARTER

Earnings

During the first quarter of 1999, Wisconsin Energy's consolidated net income and earnings per share of common stock were approximately $54 million and $0.46, respectively, compared to $49 million and $0.43, respectively, during the first quarter of 1998. For the same periods, Wisconsin Electric's earnings increased to approximately $56 million during 1999 compared to $50 million during 1998. As described in further detail below, 1999 first quarter earnings increased compared to 1998 primarily due to (1) an increase in total 1999 electric kilowatt-hour sales, (2) an increase in total 1999 natural gas therm deliveries, (3) higher gross margins on 1999 electric and gas operating revenues, and (4) a retail electric rate increase effective May 1, 1998 at Wisconsin Electric. The increased earnings were partially offset by increases in other operations and maintenance, depreciation, taxes other than income tax, and interest expenses as well as by an increase in expenses at Wisvest Corporation.


Electric Revenues, Gross Margins and Sales

WISCONSIN ENERGY: Primarily due to an increase in total 1999 electric kilowatt-hour sales and, to a lesser extent, a Wisconsin Electric retail electric increase effective May 1, 1998 in the Wisconsin jurisdiction, total electric operating revenues increased by $23 million or 6.0% during the first quarter of 1999 compared to the first quarter of 1998. The gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by approximately $28 million or 10.1%.
The following table summarizes Wisconsin Energy's total electric operating revenues, gross margin and electric kilowatt-hour sales during the first quarters of 1999 and 1998.

                                             Three Months Ended March 31
                                           -------------------------------
Electric Operations - Wisconsin Energy       1999        1998     % Change
--------------------------------------       ----        ----     --------
Electric Gross Margin ($000)
  Electric Operating Revenues               $ 406,555  $ 383,640      6.0%
  Fuel & Purchased Power                      105,720    110,492     (4.3%)
                                            ---------  ---------
Gross Margin                                $ 300,835  $ 273,148     10.1%
                                            =========  =========

Total Electric Sales (Megawatt-hours)       7,393,205  6,957,434      6.3%

The discussion that follows reflects Wisconsin Electric's contribution to Wisconsin Energy's first quarter electric revenues, gross margin and sales.

WISCONSIN ELECTRIC:   Wisconsin Electric's total electric
operating revenues increased by $14 million or 3.7% during the first quarter of 1999 compared to the first quarter of 1998, and the gross margin on electric operating revenues increased by $23 million or 8.3%. Wisconsin Electric attributes these increases to a 3.9% increase in total electric kilowatt-hour sales during the first quarter of 1999 and, to a lesser extent, a retail electric rate increase, effective May 1, 1998 in the Wisconsin jurisdiction, of 12.7% or $160 million on an annualized basis. In an interim action effective January 1, 1998 through April 30, 1998, the Public Service Commission of Wisconsin ("PSCW") had authorized Wisconsin Electric to increase retail electric rates by 10.7% or $135 million on an annualized basis, an increase that was less than rates included in the final rate order that became effective May 1, 1998.

                                            Three Months Ended March 31
                                           ------------------------------
Electric Operations - Wisconsin Electric     1999       1998     % Change
----------------------------------------     ----       ----     --------
Electric Gross Margin ($000)
  Electric Operating Revenues              $ 397,674  $ 383,640      3.7%
  Fuel & Purchased Power                     101,788    110,492     (7.9%)
                                           ---------  ---------
Gross Margin                               $ 295,886  $ 273,148      8.3%
                                           =========  =========

Despite increased electric sales during the three months ended March 31, 1999, total fuel and purchased power expenses decreased by $9 million or 7.9% compared to the same period in 1998. While megawatt-hours of net generation increased by approximately 12% during the first quarter of 1999, fuel expense decreased 4.3% primarily due to lower per unit costs of coal burned. In addition, increased availability of low cost generating capacity at Point Beach Nuclear Plant allowed Wisconsin Electric to reduce higher cost power purchases by 24% as well as purchased power expense by 15.1% during the first quarter of 1999.

The following table summarizes Wisconsin Electric's comparative electric sales during the three months ended March 31, 1999 and 1998.

                                             Three Months Ended March 31
                                            ------------------------------
 Electric Operations - Wisconsin Electric     1999       1998     % Change
                                              ----       ----     --------
   Electric Sales (Megawatt-hours)
     Residential                             1,792,252  1,808,720    (0.9%)
     Small Commercial/Industrial             1,948,435  1,845,369     5.6%
     Large Commercial/Industrial             2,760,640  2,689,491     2.6%
     Other-Retail/Municipal                    309,240    326,722    (5.4%)
     Resale-Utilities                          415,499    287,132    44.7%
                                             ---------  ---------
   Total Electric Sales                      7,226,066  6,957,434     3.9%
                                             =========  =========

Electric energy sales to the Empire and Tilden ore mines, Wisconsin Electric's two largest electric retail customers, increased 7.8% during the first quarter of 1999 compared to the first quarter of 1998. Excluding the Empire and Tilden ore mines, total electric sales increased 3.5% and sales to the remaining large commercial/industrial customers increased 1.3%. Sales for resale to other utilities, the resale-utilities customer class, increased 44.7% in 1999 compared to 1998 due in part to a new three-year contract with Wisconsin Public Power Inc. that became effective May 1, 1998 and to higher opportunity sales.


Gas Revenues, Gross Margins and Sales

Total gas operating revenues increased by approximately
$3 million or 2.2% during the first quarter of 1999 compared to the first quarter of 1998, and the gross margin on gas operating revenues (gas operating revenues less cost of gas sold) increased by $6 million or 12.8%. Wisconsin Electric attributes these increases primarily to a 9.7% increase in total natural gas therm deliveries during the first quarter of 1999.

                                        Three Months Ended March 31
                                       -----------------------------
Gas Operations - Wisconsin Electric      1999      1998     % Change
-----------------------------------      ----      ----     --------
   Gas Gross Margin ($000)
     Gas Operating Revenues            $ 121,983 $ 119,411     2.2%
     Cost of Gas Sold                     68,860    72,301    (4.8%)
                                       --------- ---------
   Gross Margin                        $  53,123 $  47,110    12.8%
                                       ========= =========

Despite an increase in total gas sales, the cost of gas sold decreased by $3 million or 4.8% during the first quarter of 1999 due to a decrease in the per unit cost of purchased gas. Because changes in the cost of natural gas purchased at market prices are included in customer rates through the purchased gas adjustment mechanism, gas operating revenues change at the same rate as the cost of gas sold and gross margin is unaffected by such changes.

The following table summarizes Wisconsin Electric's comparative gas therm deliveries during the three months ended March 31, 1999 and 1998.

                                      Three Months Ended March 31
                                     ----------------------------
Gas Operations - Wisconsin Electric    1999      1998    % Change
-----------------------------------    ----      ----    --------
Gas Deliveries (000's of Therms)
  Residential                        151,734   133,829     13.4%
  Commercial/Industrial               94,233    83,815     12.4%
  Interruptible                        6,613     7,711    (14.2%)
                                     -------   -------
        Total Gas Sales              252,580   225,355     12.1%
  Transported Customer Owned Gas     108,200    99,196      9.1%
  Other - Interdepartmental            4,486     8,492    (47.2%)
                                     -------   -------
Total Gas Deliveries                 365,266   333,043      9.7%
                                     =======   =======

Compared to the same period in 1998, total natural gas therm deliveries increased during the first quarter of 1999 primarily due to colder winter weather. As measured by heating degree days, the first three months of 1999 were 10.8% colder than the same period in 1998. However, the first three months of 1999 were still 4.1% warmer than normal. Increased therm deliveries during the first quarter of 1999 were primarily to residential and commercial customers, who are more sensitive to weather variations and who contribute higher margins to earnings than other customer classes. During the first quarter of 1999, therm deliveries to the Whitewater Cogeneration Facility, owned by an unaffiliated independent power producer, contributed to about half of the 9.1% increase in transported customer owned gas deliveries. The Whitewater Cogeneration Facility, a gas-fired electric cogeneration plant, went into commercial operation in September 1997. Wisconsin Electric purchases the majority of the electricity generated by the Whitewater Cogeneration Facility under a long-term power purchase contract. During the first three months of 1999, natural gas therm deliveries to the other-interdepartmental customer class decreased 47.2% primarily due to increased availability of Wisconsin Electric's Point Beach Nuclear Plant, allowing Wisconsin Electric to change its generation mix during the first quarter of 1999 away from higher cost, company-owned, gas-fired generating facilities. Excluding the other-interdepartmental customer class, total therm deliveries increased 11.2% during the three months ended
March 31, 1999 compared to the same period in 1998.


Operating Expenses

OTHER OPERATIONS AND MAINTENANCE:   During the first quarter of
1999, Wisconsin Energy's other operation and maintenance expenses increased by $18 million or 12% compared to the same period during 1998, including approximately a $10 million increase in Wisconsin Electric's administrative and general expenses and a $4 million increase in Wisconsin Electric's nuclear non-fuel expenses. Administrative and general expenses increased during 1999 primarily due to (1) efforts to prepare for Year 2000 technology issues, (2) various other corporate technology improvement efforts, and (3) increased staffing and higher employee pension and benefit expenses. For further information, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations." Nuclear non-fuel expenses increased during 1999 primarily due to continuing efforts by Wisconsin Electric to improve the overall performance at Point Beach. Also influencing the 1999 increase in nuclear non-fuel expenses, Wisconsin Electric deferred $18 million of nuclear non-fuel operation and maintenance costs during 1997 and began amortizing these costs to expense in the second quarter of 1998 on a five-year straight line basis.

DEPRECIATION:   Depreciation expense increased by $3 million or
4.8% during the first three months of 1999 compared to the first three months of 1998 primarily due to the net of increased depreciable plant at Wisconsin Electric during 1999, increased amortizable software during 1999 at Wisconsin Electric, partially offset by a decrease in decommissioning expenses at Wisconsin Electric as a result of lower decommissioning trust fund earnings during 1999.

TAXES OTHER THAN INCOME TAXES:   Between the comparative periods,
taxes other than income taxes increased by approximately
$3 million or 12.2% primarily due to higher gross receipts and payroll taxes during the first quarter of 1999.


Other Items

MISCELLANEOUS NET OTHER INCOME AND DEDUCTIONS: Primarily due to additional expenses at Wisvest Corporation in anticipation of the April 1999 acquisition of two fossil-fueled power plants and for the evaluation of additional potential investments, miscellaneous net other income and deductions decreased by $2 million during the first quarter of 1999 compared to the first quarter of 1998.

INTEREST EXPENSE:   Wisconsin Energy's interest expense increased
by approximately $3 million between the comparative periods primarily due to higher long-term debt balances outstanding during the first quarter of 1999.


          FACTORS AFFECTING RESULTS OF OPERATIONS

NUCLEAR MATTERS

POINT BEACH NUCLEAR PLANT:   On April 28, 1999, the United States
Nuclear Regulatory Commission issued a Notice of Violation related to the status of certain safety related equipment at Point Beach Nuclear Plant in late December 1998 and early January 1999. While the violation constituted an escalated enforcement action, the Nuclear Regulatory Commission elected not to levy a civil penalty, acknowledging the corrective actions implemented and the management attention given to the matter by Wisconsin Electric following identification of the problem.


ELECTRIC SYSTEM RELIABILITY MATTERS

WISCONSIN INTERFACE RELIABILITY ENHANCEMENT STUDY:   The
Wisconsin Reliability Assessment Organization was formed in early 1998 to coordinate activities relating to generation and transmission reliability issues in the State of Wisconsin. Wisconsin Electric is an active participant in the Wisconsin Reliability Assessment Organization, whose members include all of the state's other investor owned utilities, staff from the PSCW, several municipal utilities and cooperatives, and utilities from surrounding states.

Under direction of the Wisconsin Reliability Assessment Organization, the Wisconsin Interface Reliability Study group is conducting an ongoing study which examines numerous options for improving the reliability of the state's electric system by strengthening its connections with the interstate transmission grid. An assessment of the strengths and weaknesses of various reliability improvement options was completed in April 1999. The Wisconsin Reliability Assessment Organization will combine this information with the results of an environmental screening process and other relevant information to recommend a preferred expansion plan to the PSCW by June 1999. In a related matter, Minnesota Power and Light Company and Wisconsin Public Service Corporation, two unaffiliated investor owned utilities, announced in April 1999 their intent to build, subject to requisite regulatory approvals, a new 345 kilovolt transmission line from Duluth, Minnesota to the middle of the State of Wisconsin, with an expected service date in the year 2003.

MIDWEST ISO:   Wisconsin Electric is currently participating in
the formation of a regional independent electric transmission system operator to promote reliability in the Midwest (the "Midwest ISO"). In June 1998, the PSCW completed a review of independent electric transmission system operators and issued an order that laid out new independent system operator guidelines. In its order, the PSCW stated that the Midwest ISO did not entirely meet the guidelines of its June 1998 order. As a result of changes implemented at the request of the Federal Energy Regulatory Commission since September 1998, Wisconsin Electric believes that the Midwest ISO now complies with the PSCW's June 1998 guidelines. In April 1999, Wisconsin Electric applied to the PSCW for authority to transfer control of its electric transmission system to the Midwest ISO. The matter is pending.


YEAR 2000 TECHNOLOGY ISSUES

The Company is working to resolve the potential impact of the Year 2000 on its ability to operate critical systems and to accurately process information that may be date sensitive.

YEAR 2000 PROJECT:   During 1997, the Company created Year 2000
program teams, overseen by executives of the Company, to address its Year 2000 issues. The teams, comprised of representatives with subject matter expertise, are addressing business applications, voice and data infrastructure, process control and embedded systems, and supplier readiness.

The Year 2000 teams are following a structured process of inventorying and assessing potential Year 2000 problems, of remediating, testing, and certifying Year 2000 readiness and of developing and implementing Year 2000 risk management contingency plans. Although additional systems or processes may be identified as the program moves forward, the Company has substantially completed an initial inventory of potential
Year 2000 problems across all operating areas and completed its assessment of critical areas in the fourth quarter of 1998. The remediation and testing phases are currently in progress and contacts with critical third party suppliers are ongoing. Based upon an initial assessment of critical supplier Year 2000 readiness that was completed in the third quarter of 1998, the Company is currently initiating additional supplier risk mitigation actions. Wisconsin Energy expects to evaluate its significant customers during the remainder of 1999.

The Company has structured its Year 2000 program to identify, prioritize and address critical business functions within the Company. With the exception of those projects that are dependent upon activities such as vendor delivery of upgrades or scheduled power plant maintenance outages later in 1999, the Company currently expects its core, critical business functions to be "Year 2000 Ready" by June 30, 1999. However, additional refinements and testing may continue through the end of 1999. Based upon the Nuclear Energy Institute's standard definition, which has been adopted by Wisconsin Energy, "Year 2000 Ready" systems or applications will be suitable for continued use into the Year 2000 even though the system or application may not be fully "Year 2000 Compliant."

Wisconsin Electric participates in monthly surveys conducted by the North American Electric Reliability Council ("NERC"). As of
April 30, 1999, Wisconsin Electric reported to NERC a readiness of 94% of those critical systems needed to support the generation, transmission and distribution of electricity.

POTENTIAL RISKS AND CONTINGENCY PLANNING:   The Company is
continuing an ongoing process of assessing potential Year 2000 risks and uncertainties. Internal and external risks are included in the Company's assessment and identification of mitigation strategies. Wisconsin Energy expects to successfully mitigate its controllable internal Year 2000 problems.

For its core operation, Wisconsin Energy also relies upon third parties such as (1) other power providers to and operators of the integrated electric transmission and distribution grid, (2) fuel suppliers, (3) producers of natural gas and suppliers of interstate natural gas transportation services, and (4) providers of external infrastructure such as telecommunications, municipal sewer and water as well as emergency services. Failure of these critical third parties to identify and remediate their Year 2000 problems could have a material impact on the Company's operation and financial condition. The Company's Year 2000 program is structured to identify, assess and mitigate these third party risks where possible. At this time, Wisconsin Energy believes that mitigation efforts will be successful.

As part of its normal business practice, the Company maintains and periodically initiates various contingency plans to maintain and restore its energy services during emergency circumstances, some of which could arise from Year 2000 related problems.
During 1999, Wisconsin Energy intends to leverage this experience in the development and implementation of Year 2000 related contingency and business continuity plans. As part of this effort, the Company is coordinating its Year 2000 readiness program with various trade associations and industry groups and is working with the Mid-America Interconnected Network, Inc., ("MAIN"), NERC and the Wisconsin Reliability Assessment Organization to develop and implement regional electric reliability contingency plans. Wisconsin Electric is participating with other utilities in MAIN to develop reasonably likely worst case scenarios for the region. Scenarios that have been jointly identified and assessed are:

*   Loss or unavailability of some generation.

* Partial loss of system monitoring and control functions, including data communication.

*   Partial loss of voice communications.

*   Loss of transmission facilities.

*   Loss of load and/or uncharacteristic loads.

Wisconsin Electric agrees with MAIN's assessment that the probability of these scenarios occurring due to Year 2000 is not significantly in excess of normal expectations. The Company's current operating and contingency plans are expected to adequately handle the above scenarios. The Company is reviewing its operating and contingency plans to identify further enhancements or updates specifically addressing Year 2000 issues.

FINANCIAL IMPLICATIONS:   Wisconsin Energy currently estimates
that it will incur $43 million of expenses during 1998 through 2000 for its Year 2000 program. Approximately $21 million has been incurred as of March 31, 1999. In addition, the Company expects to capitalize costs of approximately $20 million to replace certain existing infrastructure and process control systems of which approximately $13 million has been capitalized as of March 31, 1999.

For additional information concerning Year 2000 Technology
Issues, see Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations - "Factors
Affecting Results of Operations" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998.

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


OUTLOOK

EARNINGS:   Results during the first quarter of 1999 indicate
that the Company is on course to meet currently anticipated earnings in the range of $1.85 to $2.05 per share during 1999. This earnings forecast is a forward-looking statement subject to certain risks, uncertainties and assumptions. Actual results may materially vary. Factors that could cause actual results to differ materially include, but are not limited to: business and competitive conditions in the energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs; and the economy, weather, the restructuring of the electric and gas utility industries, and unforeseen problems with non-utility diversification efforts. See "Cautionary Factors" below.


          LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
totaled $152 million at Wisconsin Energy and $168 million at Wisconsin Electric during the first three months of 1999. This compares to $159 million at Wisconsin Energy and $166 million at Wisconsin Electric during the same period in 1998.

INVESTING ACTIVITIES:   Net investing activities totaled
$123 million at Wisconsin Energy and $100 million at Wisconsin Electric during the first quarter of 1999 compared to $86 million at Wisconsin Energy and $80 million at Wisconsin Electric during the same period in 1998. Investments during the first quarter of 1999 included $106 million for the acquisition or construction of new or improved facilities of which $81 million was for a number of projects related to utility plant at Wisconsin Electric. During the first three months of 1999, Wisconsin Electric recorded $8 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and $5 million for the acquisition of nuclear fuel.

In April 1999, Wisvest Connecticut, LLC completed the acquisition of two fossil-fueled power plants for $272 million from The United Illuminating Company. For additional information, see the "Notes To Financial Statements" above in Part I of this report.

FINANCING ACTIVITIES:   During the first quarter of 1999,
Wisconsin Energy received a net of $73 million through financing activities compared to using a net of $72 million for financing activities during the first quarter of 1998.

On March 25, 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of 6.85% Trust Preferred Securities due March 31, 2039. WEC Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase corresponding junior subordinated debentures due
March 31, 2039 from Wisconsin Energy. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately $105 million to Wisvest Connecticut, LLC for acquisition in April 1999 of the two fossil-fueled power plants from The United Illuminating Company and for repayment of short-term borrowings. During the first quarter of 1999, Wisconsin Energy reduced its short-term debt by $120 million. For additional information concerning the acquisition of the The United Illuminating Company's electric generating plants, see the "Notes To Financial Statements" above in Part I of this report.

During the three months ended March 31, 1999, Wisconsin Energy issued 714,967 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $19 million.

CAPITAL REQUIREMENTS AND RESOURCES:   Capital requirements for
the remainder of 1999 are expected to be principally for construction expenditures, for long-term debt maturity and sinking fund requirements and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach. These cash requirements are expected to be met through a combination of several of the following resources: internal sources of funds from operations, short-term borrowings, the issuance of intermediate or long-term debt, the issuance of additional trust preferred securities, and proceeds from the sale of new issue common stock under Wisconsin Energy's stock plans. Wisconsin Electric plans to issue up to $150 million of debentures during the remainder of 1999.

Wisconsin Energy is reviewing additional non-utility growth opportunities on an ongoing basis, primarily in the areas of power generation development and acquisitions, waste to energy recycling technologies and real estate investments. The Company may make further investments and/or acquisitions from time to time.

For certain other information which may impact Wisconsin Energy's and Wisconsin Electric's future financial condition or results of operations, see Item 1. Financial Statements - "Notes to
Financial Statements" in Part I of this report as well as Item 1.
Legal Proceedings in Part II of this report.


                 CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy or Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's or Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of Wisconsin Electric's, Edison Sault's or Wisvest Connecticut, LLC's generating facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Certain restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Electric or other subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances.

* Changes in social attitudes regarding the utility and power industries.

* Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

* The cost and other effects of legal and administrative proceedings, settlements, and investigations, claims and changes in those matters.

* Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the utility industry, the Company or any of its subsidiaries; or security atings.

* Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulation.

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

* Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's Public Utility Holding Company Law, which could limit the Company's diversification and growth opportunities or require the Company to divest of certain existing non-utility assets.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning Wisconsin Energy's and Wisconsin Electric's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended
December 31, 1998.



                 PART II - OTHER INFORMATION
                 ---------------------------
ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal
Proceedings in Part I of Wisconsin Energy's and Wisconsin
Electric's combined Annual Report on Form 10-K for the year ended
December 31, 1998.


                        RATE MATTERS

WISCONSIN RETAIL JURISDICTION

FUEL COST ADJUSTMENT PROCEDURE: As part of the PSCW's 1998 Rate Order, Wisconsin Electric was required to file by October 1, 1998 its forecast of electric fuel costs for the 1999 calendar year. Wisconsin Electric filed the forecast with the PSCW indicating no change in fuel costs compared to 1998. Following subsequent discussions, the PSCW issued an order effective May 1, 1999 authorizing Wisconsin Electric to implement a retail revenue fuel credit of $.00033 per kilowatt-hour or approximately $7.8 million on an annualized basis.

PURCHASED GAS ADJUSTMENT MECHANISM:   Purchased gas adjustment
mechanisms have been evaluated as part of the PSCW's ongoing generic investigation of the natural gas industry in the State of Wisconsin. On July 1, 1997, Wisconsin Electric filed a modified dollar for dollar gas cost recovery mechanism in accordance with a November 1996 order from the PSCW. This filing was updated on June 30, 1998 and was approved on March 23, 1999 for implementation July 1, 1999. The new gas cost recovery mechanism will include after the fact prudence reviews by the PSCW. Wisconsin Electric does not expect that the major portion of gas costs that are currently passed through to customers will be subject to price risk under the new gas cost recovery mechanism.


MICHIGAN RETAIL JURISDICTION

1998 TEST YEAR:   In November 1998, Wisconsin Electric filed
testimony and exhibits with the Michigan Public Service Commission showing a $3.8 million annual revenue deficiency for its electric utility operations in the State of Michigan. On April 12, 1999, the Michigan Public Service Commission issued an order authorizing Wisconsin Electric to implement retail electric rate increases effective April 13, 1999 in the amount of $2.1 million on an annualized basis. The increase was based upon an authorized regulatory return on common equity of 11.0%.


                     OTHER MATTERS

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION:   On March 25,
1998, Wisconsin International Electric Power, Ltd. ("WIEP") filed an action against Wisconsin Electric in Milwaukee County Circuit Court alleging that WIEP and Wisconsin Electric were parties to a joint venture to develop, build, operate and maintain an electric generating plant at Subic Bay in the Philippines involving certain equipment originally purchased by Wisconsin Electric for a proposed cogeneration facility in Kimberly, Wisconsin. The complaint in the action alleges that Wisconsin Electric breached contractual duties allegedly owed to WIEP, causing damages to WEIP in an amount claimed to be at least $100 million. On
April 15, 1998, Wisconsin Electric filed an answer to the complaint denying liability. On March 1, 1999, Wisconsin Electric filed a motion for summary judgment and supporting papers on all but one count of the complaint. On April 19, 1999, the court granted summary judgment dismissing one count which alleged unjust enrichment. On April 30, 1999, Wisconsin Electric received a copy of WIEP's amended complaint seeking additional relief in the form of punitive damages in an amount to be determined at trial. On May 3, 1999, the court issued a decision and order granting summary judgment dismissing two counts of the complaint which alleged that Wisconsin Electric breached a joint venture agreement and a fiduciary duty arising out of such relationship. The case is scheduled for trial in mid-May 1999 on the remaining four counts of the complaint.

MINERGY GLASS AGGREGATE PLANT SUIT: In 1996, three individuals and two environmental organizations filed an action in Circuit Court for Winnebago County against Minergy Corp., a non-utility subsidiary of Wisconsin Energy; against the City of Neenah, Wisconsin; and against a paper company, challenging the legality of the City's lease of certain land to Minergy for construction and operations of a facility that recyles paper sludge from area paper mills into glass aggregate and steam. The plantiffs alleged that the lease violated the public trust doctrine under Wisconsin law and requested that the court declare the lease a public nuisance and grant a permanent injunction against construction of the facility. The court dismissed the plaintiffs' complaint and Minergy completed construction of the facility, placing it into commercial operation in April 1998. The plaintiffs appealed the circuit court decision to the Wisconsin Court of Appeals which certified the case to the Wisconsin Supreme Court.
On July 2, 1998, the Supreme Court reversed the decision of the circuit court, holding that the plantiffs may bring suit under a Wisconsin statute to abate a public nuisance. The case was remanded to the circuit court which, on February 23, 1999, issued a decision dimissing all claims against Minergy and the other defendants. On May 5, 1999, the plantiffs again appealed the circuit court decision to the Court of Appeals. The matter is pending.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

  The following Exhibits are filed with the applicable Form 10-Q report:

  Exhibit No.
  -----------
               WISCONSIN ENERGY CORPORATION EXHIBITS

  (21)-1 Subsidiaries of Wisconsin Energy Corporation.

  (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the three months ended March 31, 1999.


             WISCONSIN ELECTRIC POWER COMPANY EXHIBITS

  (12)-1 Wisconsin Electric Power Company Statement of
         Computation of Ratios of Earnings to Fixed Charges for the twelve months ended March 31, 1999.

  (27)-2 Wisconsin Electric Power Company Financial Data
         Schedule for the three months ended March 31, 1999.


(b)    REPORTS ON FORM 8-K.

  A Current Report on Form 8-K dated as of March 16, 1999 was filed by Wisconsin Energy on March 24, 1999 to file the opinion of Quarles & Brady LLP as to certain tax matters in connection with Trust Preferred Securities sold pursuant to Registration Statement No. 333-73137.

  A Current Report on Form 8-K dated as of March 25, 1999 was filed by Wisconsin Energy on April 9, 1999 to file certain exhibits in connection with Trust Preferred Securities issued on March 25, 1999 pursuant to Registration Statement No. 333-73137.

  No other reports on Form 8-K were filed by Wisconsin Energy or by Wisconsin Electric during the quarter ended March 31, 1999.



                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WISCONSIN ENERGY CORPORATION
                            ----------------------------
                            (Registrant)

                            /s/ Calvin H. Baker
                            ---------------------------------------
Date:  May 14, 1999         Calvin H. Baker, Treasurer,
                            Chief Financial Officer
                               and duly authorized officer



                            WISCONSIN ELECTRIC POWER COMPANY
                            --------------------------------
                            (Registrant)

                            /s/ Calvin H. Baker
                            ---------------------------------------
Date:  May 14, 1999         Calvin H. Baker, Vice President-Finance,
                               Chief Financial Officer
                               and duly authorized officer





                     WISCONSIN ELECTRIC POWER COMPANY
                     --------------------------------
          FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 1999

                              EXHIBIT INDEX


The following exhibits are filed with this report:

Exhibit No.
-----------

(12)-1 Wisconsin Electric Power Company Statement of Computation of Ratio of Earnings to Fixed Charges for the twelve months ended March 31, 1999.

(27)-2 Wisconsin Electric Power Company Financial Data Schedule for the three months ended March 31, 1999.