Form 10-Q
period 1999-09-30
WISCONSIN ELECTRIC POWER CO
filed 1999-11-15
CIK 107815

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (October 29, 1999):

Wisconsin Energy Corporation  Common Stock, $.01 Par Value,
                              117,878,461 shares outstanding.

Wisconsin Electric Power      Common Stock, $10 Par Value,
Company                       33,289,327 shares outstanding.
                              Wisconsin Energy Corporation is
                              the sole holder of Wisconsin
                              Electric Power Company Common
                              Stock.


                           WISCONSIN ENERGY CORPORATION
                         WISCONSIN ELECTRIC POWER COMPANY
                         --------------------------------

             FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                 TABLE OF CONTENTS
Item                                                                                 Page
----                                                                                 ----

     Introduction...............................................................

                          Part I - Financial Information
                          ------------------------------

1.   Financial Statements
       Wisconsin Energy
         Consolidated Condensed Income Statement................................
         Consolidated Condensed Balance Sheet...................................
         Consolidated Statement of Cash Flows...................................
       Wisconsin Electric
         Condensed Income Statement.............................................
         Condensed Balance Sheet................................................
         Statement of Cash Flows................................................
       Notes to Financial Statement of Wisconsin Energy and Wisconsin Electric..
2.   Management's Discussion and Analysis of Financial Conditions and Results
       of Operations for Wisconsin Energy and Wisconsin Electric................
3.   Quantitative and Qualitative Disclosures About Market Risk.................

                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................
4.   Submission of Matters to a Vote of Security Holders........................
5.   Other Information..........................................................
6.   Exhibits and Reports on Form 8-K...........................................
     Signatures.................................................................



                          INTRODUCTION

Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by its context when used in this combined Form 10-Q, Wisconsin Energy refers to the holding company and all of its subsidiaries. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of Wisconsin Energy as well as separate statements for Wisconsin Electric. These unaudited statements have been prepared by Wisconsin Energy and Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Wisconsin Energy and Wisconsin Electric financial statements should be read in conjunction with the financial statements and notes thereto included in the companies' combined Annual Report on Form 10-K for the year ended
December 31, 1998. This combined Form 10-Q is separately filed by Wisconsin Energy and Wisconsin Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.


                 PART I - FINANCIAL INFORMATION
                 ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   WISCONSIN ENERGY CORPORATION
                             CONSOLIDATED CONDENSED INCOME STATEMENT
                                           (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                September 30                  September 30
                                         -------------------------     --------------------------
                                             1999          1998            1999           1998
                                         -----------    ----------     -----------     ----------
                                             (Thousands of Dollars, Except Per Share Amounts)
Operating Revenues                        $591,297      $519,649       $1,687,022      $1,510,902

Operating Expenses
  Fuel                                     106,051        87,017          270,995         241,125
  Purchased power                           62,328        45,450          165,029         124,733
  Cost of gas sold                          22,513        21,955          119,119         125,361
  Other operation and maintenance          174,787       169,841          535,642         510,633
  Depreciation and amortization             71,574        61,084          202,973         183,105
  Property and revenue tax                  19,076        16,535           55,949          47,811
                                          --------      --------       ----------      ----------
     Total Operating Expenses              456,329       401,882        1,349,707       1,232,768
                                          --------      --------       ----------      ----------
Pretax Operating Income                    134,968       117,767          337,315         278,134

Other Income and Deductions
  Interest income                            9,341         6,971           25,892          20,038
  Allowance for other funds
   used during construction                    674           585            3,119           2,177
  Other                                      1,411        (4,086)           5,849          (2,921)
                                          --------      --------       ----------      ----------
     Total Other Income and Deductions      11,426         3,470           34,860          19,294

Interest Charges and Other
  Interest expense                          38,027        32,539          107,592          94,857
  Allowance for borrowed funds
   used during construction                 (2,537)       (2,175)          (6,842)         (6,130)
  Distributions on preferred
   securities of subsidiary trust            3,425          -               7,078            -
  Preferred dividend
   requirement of subsidiary                   301           301              902             902
                                          --------      --------       ----------      ----------
     Total Interest Charges and Other       39,216        30,665          108,730          89,629

Income Taxes                                38,325        32,396           92,178          71,721
                                          --------      --------       ----------      ----------
Net Income                                 $68,853       $58,176         $171,267        $136,078
                                          ========      ========       ==========      ==========
Average Number of Shares of Common
 Stock Outstanding (Thousands)             117,307       115,276          116,621         113,952
Earnings Per Share of Common
 Stock (Basic and Diluted)                   $0.59         $0.50            $1.47           $1.19
Dividends Per Share of Common Stock          $0.39         $0.39            $1.17          $1.165

The accompanying notes, as they relate to Wisconsin Energy Corporation, are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                   September 30, 1999   December 31, 1998
                                                   ------------------   -----------------
                                                           (Thousands of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                     $5,107,968          $4,900,836
  Gas utility                                             547,457             523,187
  Steam utility                                            63,204              62,832
  Common utility                                          394,021             420,750
  Non-utility plant                                       219,724                -
  Other property                                          335,070             256,912
  Accumulated provision for depreciation               (3,136,321)         (3,021,548)
                                                       ----------          ----------
                                                        3,531,123           3,142,969
  Construction work in progress                           116,111             135,544
  Leased facilities - net                                 128,747             133,007
  Nuclear fuel - net                                       82,967              87,660
                                                       ----------          ----------
     Net Property, Plant and Equipment                  3,858,948           3,499,180

Investments                                               897,760             795,676

Current Assets
  Cash and cash equivalents                                40,131              16,603
  Accounts receivable                                     212,050             190,103
  Accrued utility revenues                                 79,774             130,518
  Materials, supplies and fossil fuel                     234,588             199,052
  Prepayments and other assets                             73,204              71,843
                                                       ----------          ----------
     Total Current Assets                                 639,747             608,119

Deferred Charges and Other Assets
  Accumulated deferred income taxes                       209,474             199,372
  Other                                                   326,361             259,410
                                                       ----------          ----------
     Total Deferred Charges and Other Assets              535,835             458,782
                                                       ----------          ----------
Total Assets                                           $5,932,290          $5,361,757
                                                       ==========          ==========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                           $814,359            $760,351
  Retained earnings                                     1,179,049           1,144,092
  Unearned compensation - restricted stock award           (2,606)             (1,338)
                                                       ----------          ----------
     Total Common Stock Equity                          1,990,802           1,903,105
  Preferred stock                                          30,450              30,450
  Company-obligated, mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company               200,000                -
  Long-term debt                                        1,989,047           1,749,024
                                                       ----------          ----------
     Total Capitalization                               4,210,299           3,682,579

Current Liabilities
  Long-term debt due currently                             81,130             119,140
  Short-term debt                                         384,039             286,859
  Accounts payable                                        155,602             187,452
  Accrued liabilities                                     107,079              88,510
  Other                                                    64,881              53,219
                                                       ----------          ----------
     Total Current Liabilities                            792,731             735,180

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       586,219             570,750
  Other                                                   343,041             373,248
                                                       ----------          ----------
     Total Deferred Credits and Other Liabilities         929,260             943,998
                                                       ----------          ----------
Total Capitalization and Liabilities                   $5,932,290          $5,361,757
                                                       ==========          ==========

The accompanying notes, as they relate to Wisconsin Energy Corporation, are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                       Nine Months Ended September 30
                                                       -------------------------------
                                                          1999                1998
                                                       -----------         -----------
                                                           (Thousands of Dollars)
Operating Activities
  Net income                                           $171,267            $136,078
  Reconciliation to cash
    Depreciation and amortization                       202,973             183,105
    Nuclear fuel expense - amortization                  20,253              13,634
    Conservation expense - amortization                  16,874              16,874
    Debt premium, discount & expense amortization         2,795               3,406
    Deferred income taxes - net                          (8,657)              1,615
    Investment tax credit - net                          (3,444)             (3,540)
    Allowance for other funds
     used during construction                            (3,119)             (2,177)
    Change in - Accounts receivable                     (21,947)            (33,478)
                Inventories                              (9,815)              3,600
                Accounts payable                        (31,850)            (17,177)
                Other current assets                     49,383              69,902
                Other current liabilities                30,231              15,385
    Other                                               (21,187)             13,684
                                                       --------            --------
       Cash Provided by Operating Activities            393,757             400,911

Investing Activities
  Construction expenditures                            (361,205)           (280,275)
  Acquisition of power plants                          (276,792)               -
  Allowance for borrowed funds
   used during construction                              (6,842)             (6,130)
  Nuclear fuel                                           (7,973)             (5,230)
  Nuclear decommissioning trust                         (30,673)            (24,354)
  Other                                                 (89,341)              5,064
                                                       --------            --------
       Cash Used in Investing Activities               (772,826)           (310,925)

Financing Activities
  Sale of - Common stock                                 54,008                  61
            Long-term debt                              274,498             211,324
            Mandatorily redeemable trust
             preferred securities - net                 193,700                -
  Retirement of long-term debt                          (79,069)            (80,972)
  Change in short-term debt                              97,180             (83,801)
  Dividends on stock - Common                          (136,309)           (132,429)
  Other                                                  (1,411)             (1,425)
                                                       --------            --------
Cash Provided by (Used in) Financing Activities         402,597             (87,242)
                                                       --------            --------
Change in Cash and Cash Equivalents                      23,528               2,744

Cash and Cash Equivalents
  Beginning of Period                                    16,603              19,607
                                                       --------            --------
Cash and Cash Equivalents
  End of Period                                         $40,131             $22,351
                                                       ========            ========
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                 $106,057             $90,855
  Income taxes                                          105,878              68,562

The accompanying notes, as they relate to Wisconsin Energy Corporation, are an integral part of these financial statements.

                                 WISCONSIN ELECTRIC POWER COMPANY
                                    CONDENSED INCOME STATEMENT
                                           (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                 September 30                  September 30
                                         ---------------------------   --------------------------
                                            1999           1998           1999           1998
                                         -----------    -----------    -----------    ----------
                                                          (Thousands of Dollars)
Operating Revenues                         $513,890       $496,603     $1,511,635     $1,469,055

Operating Expenses
  Fuel                                       86,701         87,013        232,741        241,115
  Purchase power                             46,544         37,054        111,561        109,444
  Cost of gas sold                           22,513         21,955        119,119        125,361
  Other operation and maintenance           158,600        159,520        495,234        489,805
  Depreciation and amortization              66,779         59,735        191,396        178,978
  Property and revenue tax                   16,833         15,727         50,443         46,110
                                           --------       --------     ----------     ----------
     Total Operating Expenses               397,970        381,004      1,200,494      1,190,813
                                           --------       --------     ----------     ----------
Pretax Operating Income                     115,920        115,599        311,141        278,242

Other Income and Deductions
  Interest income                             5,886          5,236         17,117         16,256
  Allowance for borrowed funds
   used during construction                     674            585          3,119          2,177
  Other                                       3,226         (2,268)        10,695          1,865
                                           --------       --------     ----------     ----------
     Total Other Income and Deductions        9,786          3,553         30,931         20,298

Interest Charges
  Interest expense                           28,617         28,177         85,466         84,129
  Allowance for borrowed funds
   used during construction                    (330)          (287)        (1,529)        (1,108)
                                           --------       --------     ----------     ----------
     Total Interest Charges                  28,287         27,890         83,937         83,021

Income Taxes                                 35,098         33,005         91,421         75,595
                                           --------       --------     ----------     ----------
Net Income                                   62,321         58,257        166,714        139,924

Preferred Stock Dividend Requirement            301            301            902            902
                                           --------       --------     ----------     ----------
Earnings Available for
 Common Stockholder                         $62,020        $57,956       $165,812       $139,022
                                           ========       ========     ==========     ==========

Note:  Earnings and dividends per share of common stock are not applicable because all of
       Wisconsin Electric Power Company's common stock is owned by Wisconsin Energy
       Corporation.

The accompanying notes, as they relate to Wisconsin Electric Power Company, are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                 CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                   September 30, 1999   December 31, 1998
                                                   ------------------   -----------------
                                                           (Thousands of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                     $5,026,504          $4,820,239
  Gas utility                                             547,457             523,187
  Steam utility                                            63,204              62,832
  Common utility                                          394,021             420,750
  Other property                                            7,384               7,511
  Accumulated provision for depreciation               (3,079,892)         (2,975,749)
                                                       ----------          ----------
                                                        2,958,678           2,858,770
  Construction work in progress                            82,179             109,412
  Leased facilities - net                                 128,747             133,007
  Nuclear fuel - net                                       82,967              87,660
                                                       ----------          ----------
     Net Property, Plant and Equipment                  3,252,571           3,188,849

Investments                                               596,263             573,859

Current Assets
  Cash and cash equivalents                                11,880              14,183
  Accounts receivable                                     167,774             166,648
  Accrued utility revenues                                 78,759             129,463
  Materials, supplies and fossil fuel                     200,497             198,015
  Prepayments and other assets                             48,843              59,813
                                                       ----------          ----------
     Total Current Assets                                 507,753             568,122

Deferred Charges and Other Assets
  Accumulated deferred income taxes                       199,901             190,114
  Other                                                   248,310             247,998
                                                       ----------          ----------
     Total Deferred Charges and Other Assets              448,211             438,112
                                                       ----------          ----------
Total Assets                                           $4,804,798          $4,768,942
                                                       ==========          ==========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                           $713,582            $713,582
  Retained earnings                                     1,016,030             984,896
                                                       ----------          ----------
     Total Common Stock Equity                          1,729,612           1,698,478
  Preferred stock                                          30,450              30,450
  Long-term debt                                        1,520,183           1,512,531
                                                       ----------          ----------
     Total Capitalization                               3,280,245           3,241,459

Current Liabilities
  Long-term debt due currently                             68,213             112,454
  Short-term debt                                         277,413             219,289
  Accounts payable                                        136,203             169,503
  Accrued liabilities                                      95,528              80,908
  Other                                                    60,789              46,574
                                                       ----------          ----------
     Total Current Liabilities                            638,146             628,728

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       574,933             559,574
  Other                                                   311,474             339,181
                                                       ----------          ----------
     Total Deferred Credits and Other Liabilities         886,407             898,755
                                                       ----------          ----------
Total Capitalization and Liabilities                   $4,804,798          $4,768,942
                                                       ==========          ==========

The accompanying notes, as they relate to Wisconsin Electric Power Company, are an integral part of these financial statements.

                            WISCONSIN ELCETRIC POWER COMPANY
                                 STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                       Nine Months Ended September 30
                                                       -------------------------------
                                                          1999                1998
                                                       -----------         -----------
                                                           (Thousands of Dollars)
Operating Activities
  Net income                                           $166,714            $139,924
  Reconciliation to cash
    Depreciation and amortization                       191,396             178,978
    Nuclear fuel expense - amortization                  20,253              13,634
    Conservation expense - amortization                  16,874              16,874
    Debt premium, discount & expense amortization         2,005               3,103
    Deferred income taxes - net                          (8,681)              1,687
    Investment tax credit - net                          (3,394)             (3,518)
    Allowance for other funds
     used during construction                            (3,119)             (2,177)
    Change in - Accounts receivable                      (1,126)            (30,199)
                Inventories                              (2,482)              3,547
                Accounts payable                        (33,300)            (17,282)
                Other current assets                     61,674              77,968
                Other current liabilities                28,835              15,093
    Other                                               (10,650)             35,265
                                                       --------            --------
Cash Provided by Operating Activities                   424,999             432,897

Investing Activities
  Construction expenditures                            (263,660)           (230,048)
  Allowance for borrowed funds
   used during construction                              (1,529)             (1,108)
  Nuclear fuel                                           (7,973)             (5,230)
  Nuclear decommissioning trust                         (30,673)            (24,354)
  Other                                                  (6,157)                970
                                                       --------            --------
Cash Used in Investing Activities                      (309,992)           (259,770)

Financing Activities
  Sale of long-term debt                                 30,703             169,657
  Retirement of long-term debt                          (70,556)            (71,361)
  Change in short-term debt                              58,124            (128,274)
  Dividends on stock - Common                          (134,679)           (134,108)
                       Preferred                           (902)               (902)
                                                       --------            --------
Cash Used in Financing Activities                      (117,310)           (164,988)
                                                       --------            --------
Change in Cash and Cash Equivalents                      (2,303)              8,139

Cash and Cash Equivalents
  Beginning of Period                                    14,183              10,100
                                                       --------            --------
Cash and Cash Equivalents
  End of Period                                         $11,880             $18,239
                                                       ========            ========
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                  $90,915             $87,336
  Income taxes                                           98,442              66,807

The accompanying notes, as they relate to Wisconsin Electric Power Company are an integral part of these financial statements.


                  WISCONSIN ENERGY CORPORATION
                WISCONSIN ELECTRIC POWER COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation and the unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with the companies' combined 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy and Wisconsin Electric, have been included in the accompanying income statements and balance sheets. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative, however, of the results which may be expected for the year 1999 because of seasonal and other factors.

2. Due to recent acquisitions by Wisconsin Energy, described below in Note 4, that have increased the size of Wisconsin Energy's non-utility operations and assets, Wisconsin Energy has modified its income statement presentation, and Wisconsin Energy and Wisconsin Electric have modified their balance sheet presentations. The primary income statement modification includes reclassifying the results of non-utility operations from Other Income and Deductions to the various lines within operating income. This modification does not change net income. The primary balance sheet modification includes reclassifying non-utility property, plant and equipment and the related accumulated provision for depreciation from Investments to inclusion with utility Property, Plant and Equipment. This modification does not change total assets. Prior year financial statements have been reclassified to the current year presentation of non-utility results of operations and financial position.

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

4. In April 1999, Wisvest-Connecticut, LLC, a wholly owned subsidiary of Wisvest Corporation which is, in turn, a wholly owned subsidiary of Wisconsin Energy, acquired two fossil-fueled power plants in the State of Connecticut for $277 million from The United Illuminating Company, an unaffiliated investor-owned utility in New Haven, Connecticut. Pursuant to the agreement, Wisvest-Connecticut, LLC purchased the Bridgeport Harbor Station, which has an active generating capacity of 590 megawatts, as well as the New Haven Harbor Station, which has an active generating capacity of 466 megawatts. Wisvest-Connecticut, LLC financed the acquisition through the issuance of $195 million of long-term, nonrecourse notes; an equity contribution of $105 million from Wisconsin Energy; $30 million of working capital arrangements and a $25 million letter of credit facility.

   Wisvest-Connecticut, LLC has entered into an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. This agreement, which expires on December 31, 2005, serves to convert variable rate debt under Wisvest-Connecticut, LLC's long-term nonrecourse notes to fixed rate debt to reduce the impact of interest rate fluctuations. For further information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the period ended June 30, 1999.

5. WISCONSIN ENERGY:   Wisconsin Energy, a holding company with
   subsidiaries in utility and non-utility businesses, has two reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources or in assessing performance. Wisconsin Energy's reportable operating segments include a utility segment and a non-utility segment. As of June 30, 1999, Wisconsin Energy changed its reportable operating segments as a result of a material increase in non-utility energy assets and revenues due to the acquisition of generating assets from The United Illuminating Company as described in Note 4 above.

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

                                             Energy
                             ---------------------------------------
Wisconsin Energy               Utility     Non-Utility    Subtotal      Other (a)       Total
----------------             -----------   -----------   -----------   -----------   -----------
                                                   (Thousands of Dollars)
    September 30, 1999
    ------------------
Three Months Ended
  Operating Revenues           $522,357     $60,833        $583,190      $8,107        $591,297
  Pretax Operating
   Income (b)                   118,235      15,453         133,688       1,280         134,968
Nine Months Ended
  Operating Revenues         $1,536,976    $130,622      $1,667,598     $19,424      $1,687,022
  Pretax Operating
   Income (b)                   317,220      19,777         336,997         318         337,315
Segment Assets               $4,879,451    $605,020      $5,484,471    $368,864      $5,853,335

    September 30, 1998
    ------------------
Three Months Ended
  Operating Revenues           $506,330      $8,184        $514,514      $5,135        $519,649
  Pretax Operating
   Income (Loss) (b)            116,954       1,155         118,109        (342)        117,767
Nine Months Ended
  Operating Revenues         $1,481,979     $15,753      $1,497,732     $13,170      $1,510,902
  Pretax Operating
   Income (Loss) (b)            280,166        (286)        279,880      (1,746)        278,134
Segment Assets               $4,720,814    $108,552      $4,829,366    $289,182      $5,118,548

(a)  Other includes non-utility real estate investment and development and non-utility investments in recycling technology.
(b)  Income tax expense, interest income and interest expense are not included in segment pretax operating income.

   WISCONSIN ELECTRIC:   Wisconsin Electric, Wisconsin Energy's
   principal subsidiary, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments.

   The following table summarizes the reportable operating segments of Wisconsin Electric.

Wisconsin Electric           Electric        Gas          Steam         Total
------------------          ---------     ---------     ---------     ---------
                                            (Thousands of Dollars)
    September 30, 1999
    ------------------
Three Months Ended
  Operating Revenues (a)      $468,696     $41,648        $3,546        $513,890
  Pretax Operating
   Income (Loss) (b)           122,570      (5,866)         (784)        115,920
Nine Months Ended
  Operating Revenues (a)    $1,282,807    $213,127       $15,701      $1,511,635
  Pretax Operating
   Income (b)                  290,124      19,342         1,675         311,141

    September 30, 1998
    ------------------
Three Months Ended
  Operating Revenues (a)      $454,821     $38,256        $3,526        $496,603
  Pretax Operating
   Income (Loss) (b)           124,434      (8,367)         (468)        115,599
Nine Months Ended
  Operating Revenues (a)    $1,244,001    $210,081       $14,973      $1,469,055
  Pretax Operating
   Income (b)                  263,692      12,212         2,338         278,242

(a) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the Public Service Commission of Wisconsin ("PSCW"). Intersegment revenues are not material.
(b) Income tax expense, interest income and interest expense are not included in segment pretax operating income.

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

7. During the first nine months of 1999, Wispark Corporation, a wholly owned subsidiary of Wisconsin Energy, secured $37 million of bank financing in the form of adjustable and fixed rate mortgage notes due 2002-2004 to finance the construction or purchase of various facilities, and Wisvest Corporation issued $210 million of nonrecourse variable rate notes due December 31, 2005, the proceeds of which were used to help finance acquisition of the two fossil-fueled power plants from The United Illuminating Company described in Note 4 above and for working capital.

   On November 10, 1999, Wisconsin Energy Capital Corporation, a wholly owned subsidiary of Wisconsin Energy, agreed to sell
   $200 million aggregate principal amount of nine-month adjustable medium-term notes due August 16, 2000, the proceeds of which are expected to be used to fund a $150 million capital contribution by Wisconsin Energy to Wisconsin Electric and to reduce short-term borrowings and for other general corporate purposes. For further information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" in Part I of this report.

8. In July 1999, a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is preparing to file an appeal of the case. In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced. As such, Wisconsin Electric has not established a reserve for potential damages from this suit. For further information, see Item 1. Legal Proceedings - "Environmental Matters" in Part II of this report.

   In November 1999, Wisconsin Electric and Wisconsin International Electric Power, Ltd ("WIEP") reached agreement on a settlement in litigation brought against Wisconsin Electric in March 1998, whereby Wisconsin Electric agreed to pay WIEP $18 million during the fourth quarter of 1999. For further information, see Item 1. Legal Proceedings - "Other Matters" in Part II of this report.

9. On June 27, 1999, Wisconsin Energy and WICOR, Inc., a
   Wisconsin corporation, entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. The transaction is intended to qualify as a tax-free reorganization to the extent that shares of Wisconsin Energy Common Stock are issued in the merger and will be accounted for as a purchase transaction. The merger agreement has been approved by the boards of directors and the shareholders of Wisconsin Energy and WICOR. Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by federal and state regulators. The regulatory approval process is expected to be completed in time for the transaction to be consummated by the Spring of 2000.

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

   For additional information, see Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information -
   "Merger Agreement With WICOR, Inc." in Part II of this report.




ITEM 2. MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary is Wisconsin Electric Power Company, an electric, gas and steam utility. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. During the first nine months of 1999, approximately 90% of Wisconsin Energy's consolidated operating revenues and 92% of Wisconsin Energy's consolidated pretax operating income were attributable to Wisconsin Electric. As of September 30, 1999, approximately 81% of Wisconsin Energy's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

See Note 2 above in Item 1. Financial Statements - "Notes to
Financial Statements" for information concerning the 1999
Reclassification of certain amounts in Wisconsin Energy's prior year financial statements to the current year presentation of non-utility operations.

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

ESELCO was the parent company of Edison Sault Electric Company, an electric utility which serves approximately 21,500 residential, commercial and industrial customers in Michigan's eastern Upper Peninsula. Where appropriate, discussions as well as financial or statistical information of Wisconsin Energy include Edison Sault's operations since June 1, 1998.


           RESULTS OF OPERATIONS - 1999 THIRD QUARTER

EARNINGS

During the third quarter of 1999, Wisconsin Energy's consolidated net income and earnings per share of common stock increased to $69 million and $0.59, respectively, compared with $58 million and $0.50, respectively, during the third quarter of 1998. For the same periods, Wisconsin Electric's earnings increased to $62 million during 1999 compared with $58 million during 1998. A summary of contributions to Wisconsin Energy's earnings per share (basic and diluted) as well as a review of pretax operating results by the utility and non-utility business segments follows.

                                               Three Months Ended September 30
                                         -------------------------------------------
Earnings Per Share - Wisconsin Energy      1999             1998            % Change
-------------------------------------    --------         --------          --------
Utility Operations                        $0.539           $0.507               6.3%
Non-Utility Operations
  Energy                                   0.058            0.003           1,833.3%
  Other                                   (0.010)          (0.006)            (66.7%)
                                          ------           ------
Total                                     $0.587           $0.504              16.5%
                                          ======           ======

UTILITY PRETAX OPERATING RESULTS

During the third quarter of 1999, Wisconsin Energy's pretax utility operating income increased by 1.1% and Wisconsin Electric's pretax operating income increased by 0.3% when compared to the third quarter of 1998. For both Wisconsin Energy and Wisconsin Electric, increases in electric utility and gas utility gross margins during the third quarter of 1999 were largely offset by higher depreciation and amortization expenses.

Electric Utility Revenues, Gross Margins and Sales

WISCONSIN ENERGY:   Primarily due to an increase in total
electric kilowatt-hour sales during the third quarter of 1999, total electric operating revenues increased by 2.7% and the gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by 1.6% compared to the third quarter of 1998. The following table summarizes Wisconsin Energy's total electric utility operating revenues, gross margin and electric kilowatt-hour sales during the third quarters of 1999 and 1998.

                                               Three Months Ended September 30
Electric Utility Operations -            -------------------------------------------
  Wisconsin Energy                         1999             1998            % Change
------------------------------           --------         --------          --------
Electric Gross Margin ($000)
  Electric Operating Revenues             $477,197         $464,548            2.7%
  Fuel & Purchased Power                   136,678          129,260            5.7%
                                          --------         --------
Gross Margin                              $340,519         $335,288            1.6%
                                          ========         ========

Total Electric Sales
  (Megawatt-hours)                       8,624,652        8,515,696            1.3%

A discussion of Wisconsin Electric's contribution to Wisconsin
Energy's third quarter electric utility revenues, gross margin and sales follows.

WISCONSIN ELECTRIC:   During the third quarter of 1999, Wisconsin
Electric's total electric operating revenues increased by 3.1% compared to the third quarter of 1998, and the gross margin on electric operating revenues increased by 1.4%. Wisconsin Electric attributes these increases in large part to higher total electric kilowatt-hour sales during the third quarter of 1999. However, higher purchased power expenses during 1999 partially offset the impact on gross margin of the increased electric sales.

                                               Three Months Ended September 30
Electric Utility Operations -           --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
------------------------------           ---------        ---------         --------
Electric Gross Margin ($000)
  Electric Operating Revenues             $468,696         $454,821            3.1%
  Fuel & Purchased Power                   133,245          124,067            7.4%
                                          --------         --------
Gross Margin                              $335,451         $330,754            1.4%
                                          ========         ========

Fuel and purchased power expenses increased by $9.2 million or 7.4% between the comparative periods. Of this, purchased power expense was $9.5 million higher primarily due to an increase in megawatts purchased under firm power purchase contract for the summer of 1999 cooling season and, to a lesser extent, due to higher average market prices for energy during 1999.

Wisconsin Electric's total electric sales increased 1.8% between the comparative periods:

                                               Three Months Ended September 30
Electric Utility Operations -           --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
------------------------------           ---------        ---------         --------
Electric Sales (Megawatt-hours)
  Residential                            2,019,552        1,976,613            2.2%
  Small Commercial/Industrial            2,180,798        2,115,095            3.1%
  Large Commercial/Industrial            2,870,230        3,043,758           (5.7%)
  Other-Retail/Municipal                   376,896          328,239           14.8%
  Resale-Utilities                       1,018,567          852,595           19.5%
                                         ---------        ---------
Total Electric Sales                     8,466,043        8,316,300            1.8%
                                         =========        =========

During the month of August 1999, the Tilden iron ore mine was not operating, and from September 1999 through mid-October 1999, both the Empire and Tilden iron ore mines, Wisconsin Electric's two largest electric retail customers, were temporarily shut down as inventory reduction measures. As a result, electric energy sales to the mines decreased 41.8% during the third quarter of 1999 compared to the third quarter of 1998. Excluding the Empire and Tilden ore mines, total electric sales increased 5.4% and sales to the remaining large commercial/industrial customers increased 3.8%. Sales for resale to other utilities increased 19.5% primarily due to higher opportunity sales during the third quarter of 1999.

When comparing third quarter 1999 electric sales with the third quarter of 1998, air conditioning load due to weather was not a significant factor. As measured by cooling degree days, July 1999 was 54.4% hotter than July 1998, leading to record electric sales and a series of new all time peak electric demand obligations during the month of July 1999. However, due to cooler weather in August and September 1999, the third quarter of 1999 was 2.9% cooler than the third quarter of 1998. The third quarters of 1999 and 1998 were both significantly warmer than normal.

Gas Utility Revenues, Gross Margins and Therm Deliveries

Due primarily to an increase in higher margin residential and commercial/industrial gas sales during the third quarter of 1999, Wisconsin Electric's gross margin on gas operating revenues (gas operating revenues less cost of gas sold) increased by 17.4% compared to the third quarter of 1998.

                                               Three Months Ended September 30
Gas Utility Operations -                --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
-------------------------                --------         --------          --------
Gas Gross Margin ($000)
  Gas Operating Revenues                  $41,648          $38,256             8.9%
  Cost of Gas Sold                         22,513           21,955             2.5%
                                          -------          -------
Gross Margin                              $19,135          $16,301            17.4%
                                          =======          =======

The following table summarizes Wisconsin Electric's comparative gas sales and total therm deliveries during the three months ended September 30, 1999 and 1998.

                                               Three Months Ended September 30
Gas Utility Operations -                --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
-------------------------                --------         --------          --------
Gas Deliveries (000's of Therms)
  Residential                             24,327           19,107             27.3%
  Commercial/Industrial                   14,667           13,536              8.4%
  Interruptible                            2,131            3,818            (44.2%)
                                         -------          -------
    Total Gas Sales                       41,125           36,461             12.8%
  Transported Customer - Owned Gas        73,597           78,399             (6.1%)
  Other - Interdepartmental               26,008           37,039            (29.8%)
                                         -------          -------
Total Gas Deliveries                     140,730          151,899             (7.4%)
                                         =======          =======

Between the comparative periods, total natural gas therm deliveries decreased 7.4% due to a significant decrease in interdepartmental deliveries and deliveries of transported customer-owned gas. However, total retail gas sales, which contribute higher margins to earnings, increased 12.8% during the third quarter of 1999 as a result of a 27.3% increase in sales to residential customers and an 8.4% increase in sales to commercial/industrial customers. Residential and commercial/industrial sales increased primarily due to an increase in the number of customers and an increase in usage per customer.

During the third quarter of 1999, total interdepartmental therm deliveries decreased 29.8%. Most interdepartmental therm deliveries are to company-owned, gas-fired generating facilities. When compared to the third quarter of 1998, an increase in firm power purchase commitments and higher availability of company-owned, low cost generation during the third quarter of 1999 allowed Wisconsin Electric to change its power supply mix away from higher cost per unit generation from company-owned, gas-fired facilities. Excluding interdepartmental therm deliveries, total gas deliveries were unchanged during the three months ended September 30, 1999.

Utility Operating Expenses

OTHER OPERATIONS AND MAINTENANCE: Compared to the third quarter of 1998, other operation and maintenance expenses in Wisconsin Energy's utility business segment decreased by $1 million or 0.9% during the third quarter of 1999, with almost all of the decrease attributable to Wisconsin Electric.

At Wisconsin Electric, the most significant changes in other operations and maintenance between the comparative periods include a $10 million decrease in nuclear non-fuel expenses, a $4 million increase in administrative and general expenses, a $3 million increase in electric transmission expenses and a $2 million increase in customer expenses. Nuclear non-fuel expenses decreased during 1999 as a result of progress on various performance improvement initiatives. Administrative and general expenses, on the other hand, increased during 1999 primarily as a result of efforts to prepare for Year 2000 technology issues, various other corporate technology improvement efforts, increased staffing, and increased medical benefit expenses. During 1999, Wisconsin Electric added approximately 170 employees, primarily in distribution operations as a result of system growth and system rebuild efforts for reliability purposes and in information resources as a result of various corporate technology improvement efforts. For further information, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations." During the third quarter of 1999, electric transmission expenses increased as a result of higher off-system power purchases. Customer expenses increased due to higher bad debt write-offs.

DEPRECIATION AND AMORTIZATION:   Primarily as a result of an
increase in average depreciable property at Wisconsin Electric as well as an increase in nuclear decommissioning expenses due to higher nuclear decommissioning trust fund earnings during the third quarter of 1999, Wisconsin Energy's utility depreciation and amortization expense increased by $7 million or 11.7%.


NON-UTILITY PRETAX OPERATING RESULTS

Primarily due to the operation of two fossil-fueled power plants in the State of Connecticut, which were acquired by Wisvest-Connecticut, LLC in mid-April 1999, Wisconsin Energy's pretax non-utility operating income increased by $16 million or 1,958.2% during the third quarter of 1999 compared to the third quarter of 1998.

                                               Three Months Ended September 30
                                        --------------------------------------------
Non-Utility Operations ($000)              1999             1998            % Change
-----------------------------            --------         --------          --------
Operating Revenues
  Independent Power Production            $41,387          $  -                 -
  Energy Marketing, Trading
    and Services                            9,919            3,231            207.0%
  Other                                    17,634           10,088             74.8%
                                          -------          -------
    Total Operating Revenues               68,940           13,319            417.6%
Operating Expenses
  Fuel and Purchased Power                 31,701            3,206            888.8%
  Other                                    20,506            9,300            120.5%
                                          -------          -------
    Total Operating Expenses               52,207           12,506            317.5%
                                          -------          -------
Pretax Operating Income                   $16,733             $813          1,958.2%
                                          =======          =======

For further information concerning Wisvest-Connecticut, LLC's recent power plant acquisitions, see Item 1. Financial Statements
- "Notes To Financial Statements" in Part I of this report.

NON-UTILITY OPERATING REVENUES:   During the third quarter of
1999, Wisvest-Connecticut, LLC generated $41 million of operating revenues through the sale of 916,000 megawatt hours of electric energy in the New England region. Increased activity during the third quarter of 1999 by Griffin Energy Marketing, LLC, another wholly owned subsidiary of Wisvest Corporation, resulted in a $7 million increase in operating revenues for energy marketing, trading and services compared to the third quarter of 1998.
Other operating revenues increased by approximately $8 million between the comparative periods primarily as a result of ancillary revenues generated by Wisvest-Connecticut, LLC and increased rent revenues received from various investments by Wispark Corporation.

NON-UTILITY OPERATING EXPENSES:   Fuel and purchased power
expenses increased $28 million during the third quarter of 1999 as a result of electric generation and power purchases by Wisvest-Connecticut, LLC and as a result of increased activities by Griffin. Other operating expenses increased $11 million primarily due to operation of Wisvest-Connecticut, LLC's recently acquired power plants.


OTHER ITEMS

OTHER INCOME AND DEDUCTIONS:   Compared to the three months ended
September 30, 1998, other net other income and deductions increased by $5 million at Wisconsin Energy and at Wisconsin Electric primarily due to higher nuclear decommissioning trust fund earnings during the three months ended September 30, 1999.

INTEREST CHARGES AND OTHER:   Wisconsin Energy's interest expense
also increased by $5 million between the comparative periods of which $3.5 million was related to the acquisition of the Wisvest-
Connecticut, LLC power plants.

INCOME TAXES:   Compared to the third quarter of 1998, Wisconsin
Energy's income taxes increased by approximately $6 million and Wisconsin Electric's income taxes increased by $2 million during the third quarter of 1999 primarily due to increased pretax income.


            RESULTS OF OPERATIONS - 1999 YEAR-TO-DATE

EARNINGS

During the first nine months of 1999, Wisconsin Energy's consolidated net income and earnings per share of common stock increased to $171 million and $1.47, respectively, compared with $136 million and $1.19, respectively, during the first nine months of 1998. For the same periods, Wisconsin Electric's earnings increased to $166 million during 1999 compared with $139 million during 1998. A summary of contributions to Wisconsin Energy's earnings per share (basic and diluted) as well as a review of pretax operating results during the comparative periods by the utility and non-utility business segments follows.

                                               Nine Months Ended September 30
                                        --------------------------------------------
Earnings Per Share - Wisconsin Energy      1999             1998            % Change
-------------------------------------    --------         --------          --------
Utility Operations                        $1.448           $1.226             18.1%
Non-Utility Operations
  Energy                                   0.053           (0.015)           453.3%
  Other                                   (0.032)          (0.017)           (88.2%)
                                          ------           ------
Total                                     $1.469           $1.194             23.0%
                                          ======           ======


UTILITY PRETAX OPERATING RESULTS

During the first nine months of 1999, Wisconsin Energy's pretax utility operating income increased by 13.2% and Wisconsin Electric's pretax operating income increased by 11.8%. For both Wisconsin Energy and Wisconsin Electric, an increase in electric utility and gas utility gross margins contributed in large part to these increases compared to the first nine months of 1998.

Electric Utility Revenues, Gross Margins and Sales

WISCONSIN ENERGY: Primarily due to an increase in total 1999 electric kilowatt-hour sales, total electric operating revenues increased by 4.1% during the first nine months of 1999, and the gross margin on electric operating revenues increased by 6.0% compared to the first nine months of 1998. The following table summarizes Wisconsin Energy's total electric utility operating revenues, gross margin and electric kilowatt-hour sales during the first nine months of 1999 and 1998.

                                               Nine Months Ended September 30
Electric Utility Operations -           --------------------------------------------
  Wisconsin Energy                         1999             1998            % Change
------------------------------          ----------       ----------         --------
Electric Gross Margin ($000)
  Electric Operating Revenues           $1,308,147       $1,256,925            4.1%
  Fuel & Purchase Power                    354,851          357,208           (0.7%)
                                        ----------       ----------
Gross Margin                              $953,296         $899,717            6.0%
                                        ==========       ==========

Total Electric Sales
  (Megawatt-hours)                      23,804,511       22,686,148            4.9%

A discussion of Wisconsin Electric's contribution to Wisconsin
Energy's electric utility revenues, gross margin and sales during the first nine months of 1999 and 1998 follows.

WISCONSIN ELECTRIC:   Compared to the first nine months of 1998,
Wisconsin Electric's total electric operating revenues increased by 3.1% during the first nine months of 1999, and the gross margin on electric operating revenues increased by 5.0%. Wisconsin Electric attributes these increases in large part to higher total electric kilowatt-hour sales during 1999, with lower fuel expenses also contributing to the higher gross margin.

                                               Nine Months Ended September 30
Electric Utility Operations -           --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
------------------------------          ----------       ----------         --------
Electric Gross Margin ($000)
  Electric Operating Revenues           $1,282,807       $1,244,001            3.1%
  Fuel & Purchased Power                   344,302          350,559           (1.8%)
                                        ----------       ----------
Gross Margin                              $938,505         $893,442            5.0%
                                        ==========       ==========

Fuel and purchased power expenses decreased by $6 million or 1.8% between the comparative periods. As a result of the higher availability of lower cost generation during the first nine months of 1999, especially at its Point Beach Nuclear Plant, Wisconsin Electric reduced its fuel expense by $8 million compared to the first nine months of 1998. Even with the higher electric sales noted below and a 7.6% increase in net generation, Wisconsin Electric was able to substitute lower cost per unit generation during the nine months ended September 30, 1999 for the higher cost per unit generation used to meet its demand for electric energy during the nine months ended September 30, 1998. During the first nine months of 1999, Wisconsin Electric's purchased power expenses increased $2 million primarily due to an increase in megawatts under firm power purchase contract for the summer of 1999 cooling season, and, to a lesser extent, due to higher average market prices for energy during 1999.

Wisconsin Electric's total electric sales increased 4.1% between the comparative periods:

                                               Nine Months Ended September 30
Electric Utility Operations -           --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
------------------------------           ---------       ----------         --------
Electric Sales (Megawatt-hours)
  Residential                            5,528,599        5,451,892            1.4%
  Small Commercial/Industrial            6,086,700        5,859,232            3.9%
  Large Commercial/Industrial            8,576,448        8,559,153            0.2%
  Other-Retail/Municipal                   999,767          979,351            2.1%
  Resale-Utilities                       2,138,551        1,571,729           36.1%
                                        ----------       ----------
Total Electric Sales                    23,330,065       22,421,357            4.1%
                                        ==========       ==========

From August 1999 through mid-October 1999, the Empire and Tilden iron ore mines, Wisconsin Electric's two largest electric retail customers, were temporarily shut down as an inventory reduction measure. As a result, electric energy sales to the mines decreased 8.2% during the first nine months of 1999 compared to the first nine months of 1998. Excluding the Empire and Tilden ore mines, total electric sales increased 5.1% and sales to the remaining large commercial/industrial customers increased 2.4%. Sales for resale to other utilities increased 36.1% primarily due to higher opportunity sales during the nine months ended September 30, 1999.

When comparing electric sales during the first nine months of 1999 with the first nine months of 1998, air conditioning load due to weather was not a significant factor. As measured by cooling degree days, the nine months ended September 30, 1999 was 5.8% cooler than the same period during 1998. However, the first nine months of 1999 and 1998 were both significantly warmer than normal.

Gas Utility Revenues, Gross Margins and Therm Deliveries

Due primarily to an increase in higher margin residential and commercial/industrial gas sales during the first nine months of 1999, Wisconsin Electric's gross margin on gas operating revenues increased by 11.0% compared to the first nine months of 1998.

                                               Nine Months Ended September 30
Gas Utility Operations -                --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
-------------------------                --------         --------          --------
Gas Gross Margin ($000)
  Gas Operating Revenues                 $213,127         $210,081             1.4%
  Cost of Gas Sold                        119,119          125,361            (5.0%)
                                         --------         --------
Gross Margin                              $94,008          $84,720            11.0%
                                         ========         ========

Despite an increase in total gas sales, the cost of gas sold decreased by 5.0% during the first nine months of 1999 due to a decrease in the per unit cost of purchased gas. Because changes in the cost of natural gas purchased at market prices were included in customer rates through the purchased gas adjustment mechanism and the gas cost recovery mechanism, gas operating revenues changed at the same rate as the cost of gas sold and gross margin was unaffected by such changes.

The following table summarizes Wisconsin Electric's comparative gas sales and total therm deliveries during the nine months ended
September 30, 1999 and 1998.

                                               Nine Months Ended September 30
Gas Utility Operations -                --------------------------------------------
  Wisconsin Electric                       1999             1998            % Change
-------------------------                --------         --------          --------
Gas Deliveries (000's of Therms)
  Residential                             219,768          191,267            14.9%
  Commercial/Industrial                   135,483          125,985             7.5%
  Interruptible                            12,626           16,327           (22.7%)
                                          -------          -------
    Total Gas Sales                       367,877          333,579            10.3%
  Transported Customer - Owned Gas        257,358          260,586            (1.2%)
  Other - Interdepartmental                47,976           72,193           (33.5%)
                                          -------          -------
Total Gas Deliveries                      673,211          666,358             1.0%
                                          =======          =======

During the first nine months of 1999, total retail gas sales, which contribute higher margins to earnings, increased 10.3% compared to the first nine months of 1998, primarily due to a 14.9% increase in sales to residential customers and a 7.5% increase in deliveries to commercial/industrial customers. Residential and commercial/industrial sales increased due to an increase in the number of customers and to an increase in usage per customer, with the increase in sales per customer due in part to colder winter weather. As measured by heating degree days, the winter months of January through March 1999 were 10.8% colder than the same period in 1998. However, the winter months of 1999 were still 4.1% warmer than normal.

During the first nine months of 1999, total interdepartmental therm deliveries decreased 33.5%. As noted above, an increase in firm power purchase commitments during the summer of 1999 and higher availability of company-owned, low cost generation during the first nine months of 1999 allowed Wisconsin Electric to change its power supply mix away from higher cost per unit generation from company-owned, gas-fired facilities. Excluding interdepartmental therm deliveries, total gas deliveries increased 5.2% during the nine months ended September 30, 1999.

Utility Operating Expenses

OTHER OPERATIONS AND MAINTENANCE:   Compared to the first nine
months of 1998, other operation and maintenance expenses in Wisconsin Energy's utility business segment increased by approximately $8 million or 1.6% during the first nine months of 1999, including a $5 million or 1.1% increase at Wisconsin Electric.

At Wisconsin Electric, the most significant changes in other operations and maintenance between the comparative periods include a $27 million decrease in nuclear non-fuel expenses, a $21 million increase in administrative and general expenses and a $5 million increase in steam power generation expenses. Nuclear non-fuel expenses decreased during 1999 as a result of progress on various performance improvement initiatives. Administrative and general expenses, on the other hand, increased during 1999 primarily as a result of efforts to prepare for Year 2000 technology issues, various other corporate technology improvement efforts, increased staffing noted above, and increased medical benefit expenses. For further information, see "Year 2000 Technology Issues" below in "Factors Affecting Results of Operations." Steam power generation expenses increased during 1999 as a result of an increase in the number of maintenance outages at Wisconsin Electric's fossil-fuel power plants in anticipation of higher electric demand during the summer of 1999.

DEPRECIATION AND AMORTIZATION:   Primarily as a result of an
increase in average depreciable property at Wisconsin Electric as well as an increase in nuclear decommissioning expenses due to higher nuclear decommissioning trust fund earnings during the first nine months of 1999, Wisconsin Energy's utility depreciation and amortization expense increased by $14 million and Wisconsin Electric's depreciation and amortization expense increased by $12 million compared to the first nine months of 1998.


NON-UTILITY OPERATING RESULTS

Primarily due to the operation of two fossil-fueled power plants in the State of Connecticut since they were acquired by Wisvest-Connecticut, LLC in mid-April 1999, Wisconsin Energy's pretax non-utility operating income increased by $22 million or 1,088.9% during the first nine months of 1999 compared to the first nine months of 1998.

                                               Nine Months Ended September 30
                                        --------------------------------------------
Non-Utility Operations ($000)              1999             1998            % Change
-----------------------------            --------         --------          --------
Operating Revenues
  Independent Power Production            $77,484          $  -                  -
  Energy Marketing, Trading
    and Services                           40,700            8,548            376.1%
  Other                                    31,862           20,375             56.4%
                                          -------          -------
    Total Operating Revenues              150,046           28,923            418.8%
Operating Expenses
  Fuel and Purchased Power                 81,173            8,650            838.4%
  Other                                    48,778           22,305            118.7%
                                          -------          -------
    Total Operating Expenses              129,951           30,955            319.8%
                                          -------          -------
Pretax Operating Income                   $20,095          ($2,032)         1,088.9%
                                          =======          =======

For further information concerning Wisvest-Connecticut, LLC's recent power plant acquisitions, see Item 1. Financial Statements
- "Notes to Financial Statements" in Part 1 of this report.

NON-UTILITY OPERATING REVENUES:   During the first nine months of
1999, Wisvest-Connecticut, LLC generated $77 million of operating revenues through the sale of 1,877,000 megawatt-hours of electric energy in the New England region. Increased activity during the first nine months of 1999 by Griffin Energy Marketing, LLC resulted in a $32 million increase in operating revenues for energy marketing, trading and services compared to the first nine months of 1998. Other operating revenues increased by $11 million between the comparative periods as a result of ancillary revenues generated by Wisvest-Connecticut, LLC, increased activity by Minergy Corp. at its glass aggregate plant in Neenah, Wisconsin and increased rent revenues received from various investments by Wispark Corporation. Minergy Corp. is a wholly owned subsidiary of Wisconsin Energy.

NON-UTILITY OPERATING EXPENSES:   Fuel and purchased power
expenses increased by approximately $73 million during the first nine months of 1999 as a result of electric generation and power purchases by Wisvest-Connecticut, LLC and as a result of increased activities by Griffin. Other operating expenses increased $26 million primarily due to operation of Wisvest-Connecticut, LLC's plants since mid-April 1999.


OTHER ITEMS

OTHER INCOME AND DEDUCTIONS:   Compared to the nine months ended
September 30, 1998, other net other income and deductions during the nine months ended September 30, 1999 increased by approximately $9 million at Wisconsin Energy and at Wisconsin Electric due to the gain on the sale of certain properties and to higher nuclear decommissioning trust fund earnings at Wisconsin Electric.

INTEREST CHARGES AND OTHER:   Wisconsin Energy's interest expense
increased by approximately $13 million between the comparative periods of which $7 million was related to the acquisition of the Wisvest-Connecticut, LLC power plants in mid-April 1999.

INCOME TAXES:   Compared to the first nine months of 1998,
Wisconsin Energy's income taxes increased by $20 million and Wisconsin Electric's income taxes increased by approximately
$16 million during the first nine months of 1999 primarily due to increased pretax income.


             FACTORS AFFECTING RESULTS OF OPERATIONS

GIDDINGS & LEWIS INC. / CITY OF WEST ALLIS LAWSUIT

See Item 1. Legal Proceedings - "Environmental Matters" below in
Part II of this report for information concerning a July 1999 jury verdict against Wisconsin Electric awarding the plaintiffs $4.5 million of actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.


WISCONSIN INTERNATIONAL ELETRIC POWER LITIGATION

See Item 1. Legal Proceedings - "Other Matters" below in Part II of this report for information concerning a November 1999 settlement agreement between Wisconsin Electric and WIEP in litigation brought against Wisconsin Electric in March 1998 whereby
Wisconsin Electric agreed to pay WIEP $18 million during the fourth quarter of 1999.


NUCLEAR MATTERS

SPENT NUCLEAR FUEL STORAGE AND DISPOSAL:   See Item 1. Legal
Proceedings - "Other Matters" below in Part II of this report for information concerning an August 1999 petition filed by Wisconsin Electric in the United States Court of Appeals for the District of Columbia Circuit seeking a court order directing the United States Department of Energy to provide both monetary and non-monetary relief under its Standard Contract as a result of the Department of Energy's failure to comply with its unconditional obligation under the Nuclear Waste Act of 1982 to dispose of Wisconsin Electric's spent nuclear fuel from Point Beach Nuclear Plant.

POINT BEACH NUCLEAR PLANT:   In February 1999, WEC Nuclear Corp.,
a subsidiary of Wisconsin Energy, Northern States Power Company and WPS Nuclear Corp., a subsidiary of WPS Resources Corporation, announced the formation of the Nuclear Management Company, LLC ("NMC"). At the same time, Alliant Energy Resources, Inc. announced its intention to join the NMC following approval of the Securities and Exchange Commission, which was received in early November 1999. The three existing participants in the NMC or their affiliates, and an affiliate of Alliant Energy Resources, operate seven nuclear generating units in total at five sites in the States of Wisconsin, Minnesota and Iowa with a total combined generating capacity exceeding 3,600 megawatts. Each utility will continue to own its respective nuclear units, maintain exclusive rights to the energy generated, and retain financial responsibility for safe operation, maintenance and decommissioning.

The primary goals of the NMC are to identify and achieve enhanced reliability and continued safe operation of the seven nuclear generating units as well as to provide enhanced nuclear plant support and operating services. The NMC will provide services to Wisconsin Electric's Point Beach Nuclear Plant and, upon transfer of its operating licenses, the NMC will also be responsible for the day-to-day operation of Point Beach.

During 1999, the board of directors of the NMC gave authorization to proceed with steps necessary to acquire the operating licenses for the seven nuclear generating units. In October 1999, the Wisconsin Energy and Wisconsin Electric boards of directors authorized Wisconsin Electric's management to transfer operating authority for Point Beach Nuclear Plant to the NMC. During the fourth quarter of 1999, Wisconsin Electric expects to file an application with the United States Nuclear Regulatory Commission to transfer the operating licenses of Point Beach to the NMC. Also during the fourth quarter of 1999, Wisconsin Electric expects to submit an affiliated interest application with the Public Service Commission of Wisconsin for approval of its nuclear power plant operating services agreement with the NMC.

In a separate matter, see Item 1. Legal Proceedings - "Other Matters" below in Part II of this report for information concerning an August 1999 decision by the United States Court of Appeals for the Federal Circuit regarding claims against the United States Department of Energy by Wisconsin Electric and six other utilities for overcharges for uranium enrichment services.


INDUSTRY RESTRUCTURING AND COMPETITION

MPSC ELECTRIC RESTRUCTURING:   In 1998, the Michigan Public
Service Commission ("MPSC") took actions to implement direct access beginning on January 1, 2002 for all retail customers of regulated utilities and Co-ops in the State of Michigan. During 1998, 6.7% of Wisconsin Energy's and 5.6% of Wisconsin Electric's total utility operating revenues were under MPSC jurisdiction. The two largest utilities in the State of Michigan, Detroit Edison and Consumers Energy, had reached settlement with the MPSC for a phase-in access program to commence in 1999. Following meetings with the MPSC staff, the remaining utilities, including Wisconsin Electric and Edison Sault, had proposed a plan providing full direct access on January 1, 2002 without a phase-in program.

In June 1999, however, the Michigan Supreme Court ruled that the MPSC did not have the authority to mandate direct access plans. On September 1, 1999, Detroit Edison and Consumers Energy, filed their agreement to proceed on a voluntary basis with a phase-in of direct access commencing in late 1999 with full access on January 1 , 2002. In October 1999, the MPSC's authority to implement access on a voluntary basis was challenged. The MPSC is expected to continue to support its authority to implement voluntary open access programs with full access on January 1, 2002. To date, the other utilities have not as yet filed voluntary access plans.

Bills addressing restructuring of the gas and electric industry have been introduced and will be discussed in Legislative arenas beginning as early as the fourth quarter of 1999.


RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings -"Rates and Regulatory Matters" in
Part II of this report for information concerning 1999 test year information for Wisconsin Electric that was filed with the PSCW in July 1999 and for information concerning changes to the non-utility asset cap to which Wisconsin Energy is subject under provisions of the State of Wisconsin's public utility holding company law.


YEAR 2000 TECHNOLOGY ISSUES

The Company continues to work to resolve the potential impact of the Year 2000 on its ability to operate critical systems and to accurately process information that may be date sensitive.

YEAR 2000 PROJECT:   During 1997, the Company created Year 2000
program teams, overseen by executives of the Company, to address its Year 2000 issues. The teams, comprised of representatives with subject matter expertise, are addressing business applications, voice and data infrastructure, process control and embedded systems, and supplier readiness.

The Year 2000 teams are following a structured process of inventorying and assessing potential Year 2000 problems, of remediating, testing, and certifying Year 2000 readiness and of developing and implementing Year 2000 risk management contingency plans. The Company substantially completed an inventory of potential Year 2000 problems across all operating areas and completed its assessment of critical areas in the fourth quarter of 1998. The remediation and testing phases and contacts with critical third party suppliers are substantially complete. Based upon an initial assessment of critical supplier Year 2000 readiness that was completed in the third quarter of 1998, the Company is continuing to implement supplier risk mitigation actions. Contact with significant customers to evaluate the potential impact of their Year 2000 actions on Wisconsin Energy will continue throughout the remainder of 1999.

The Company has structured its Year 2000 program to identify, prioritize and address critical business functions within the Company. Based upon the Nuclear Energy Institute's standard definition, which has been adopted by Wisconsin Energy, "Year 2000 Ready" systems or applications will be suitable for continued use into the Year 2000 even though the system or application may not be fully "Year 2000 Compliant." Wisconsin Electric participates in monthly reporting conducted by the North American Electric Reliability Council ("NERC"). As of June 30, 1999, Wisconsin Electric reported to NERC the readiness of those critical systems needed to support the generation, transmission and distribution of electricity with minor exceptions consisting of previously tested upgrades scheduled for implementation during fall maintenance activities. At this time, the Company's core, critical business functions are "Year 2000 Ready." However, additional refinements and testing will continue through the end of 1999.

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

As part of its normal business practice, the Company maintains and periodically initiates various contingency plans to maintain and restore its energy services during emergency circumstances, some of which could arise from Year 2000 related problems.
During 1999, Wisconsin Energy is using this experience as a basis for the development and implementation of Year 2000 related contingency and business continuity plans. As part of this effort, the Company is coordinating its Year 2000 readiness program with various trade associations and industry groups and is working with the Mid-America Interconnected Network, Inc. ("MAIN"), NERC, the Wisconsin Reliability Assessment Organization and NEPOOL, the New England power pool, to develop and implement regional electric reliability contingency plans. Wisconsin Electric is participating with other utilities in MAIN to develop reasonably likely worst case scenarios for the region. Scenarios that have been jointly identified and assessed are:

  * Loss or unavailability of some generation.

  * Partial loss of system monitoring and control functions, including data communication.

  * Partial loss of voice communications.

  * Loss of transmission facilities.

  * Loss of load and/or uncharacteristic loads.

Wisconsin Electric agrees with MAIN's assessment that the probability of these scenarios occurring due to Year 2000 is not significantly in excess of normal expectations. The Company's current operating and contingency plans are expected to adequately handle the above scenarios. The Company has substantially completed revising its operating and contingency plans, incorporating enhancements and updates specifically addressing Year 2000 issues.

FINANCIAL IMPLICATIONS:   Wisconsin Energy currently estimates
that it will incur $40 million of expenses during 1998 through 2000 for its Year 2000 program of which $29 million has been incurred as of September 30, 1999. In addition, the Company expects to capitalize costs of approximately $18 million to replace certain existing infrastructure and process control systems of which $17 million has been capitalized as of September 30, 1999.

For additional information concerning Year 2000 Technology Issues, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I of Wisconsin Energy's and Wisconsin Electric's combined quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999.

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


MARKET RISKS

INTEREST RATE RISK:   Wisvest-Connecticut, LLC has entered into
an interest rate swap agreement to exchange fixed rate payment obligations for variable rate receipt rights without exchanging the underlying notional amounts. For further information concerning this agreement, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the period ended June 30, 1999.


OUTLOOK

EARNINGS:   Excluding a one time charge in the fourth quarter of
1999 for settlement of the Wisconsin International Electric Power litigation, results during the first nine months indicate that the Company is on course to meet anticipated earnings in the range of $1.85 to $2.05 per share during 1999. This earnings forecast is a forward-looking statement subject to certain risks, uncertainties and assumptions. Actual results may materially vary. Factors that could cause actual results to differ materially include, but are not limited to: business and competitive conditions in the energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs; disposition of legal proceedings; and the economy, weather and unforeseen problems with non-utility diversification efforts. See "Cautionary Factors" below. For further information concerning settlement of the Wisconsin International Electric Power litigation, see Item 1. Legal Proceedings - "Other Matters" in Part II of this report.


MERGER AGREEMENT WITH WICOR, INC.

On June 27, 1999, Wisconsin Energy and WICOR entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. The transaction is intended to qualify as a tax-free reorganization to the extent that shares of Wisconsin Energy Common Stock are issued in the merger and will be accounted for as a purchase transaction. The merger agreement has been approved by the boards of directors and the shareholders of Wisconsin Energy and WICOR. Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by federal and state regulators. The regulatory approval process is expected to be completed in time for the transaction to be consummated by the spring of 2000. For additional information, see Item 4. Submission of Matters to a Vote of Security Holders and Item 5. Other Information - "Merger Agreement With WICOR, Inc." in Part II of this report.


                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
totaled $394 million at Wisconsin Energy and $425 million at Wisconsin Electric during the first nine months of 1999. This compares to $401 million at Wisconsin Energy and $433 million at Wisconsin Electric during the same period in 1998.

INVESTING ACTIVITIES:   Net cash used in investing activities
totaled $773 million at Wisconsin Energy and $310 million at Wisconsin Electric during the first nine months of 1999 compared to $311 million at Wisconsin Energy and $260 million at Wisconsin Electric during the same period in 1998.

In April 1999, Wisvest-Connecticut, LLC completed the acquisition of two fossil-fueled power plants for $277 million from The United Illuminating Company. For additional information, see the "Notes To Financial Statements" above in Part I of this report. Investing activities during the first nine months of 1999 also included $361 million for the acquisition or construction of new or improved facilities of which $264 million was for a number of projects related to utility plant at Wisconsin Electric. During 1999, Wisconsin Electric recorded $31 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and $8.0 million for the acquisition of nuclear fuel. During the nine months ended September 1999, $89 million of other investments at Wisconsin Energy were primarily attributable to Wisvest Corporation, which has funded $75 million under loan agreements with SkyGen Energy Holdings LLC, an unaffiliated independent power producer. For additional information, see
Item 5. Other Information - "Non-Utility Matters" in Part II of this report.

FINANCING ACTIVITIES:   During the first nine months of 1999,
Wisconsin Energy received $403 million of net cash through financing activities compared to using a net of $87 million during the first nine months of 1998. Wisconsin Electric used a net of $117 million for financing activities during the first nine months of 1999 compared to using a net of $165 million during the same period in 1998.

During the nine months ended September 30, 1999, Wisconsin Energy issued 2,074,224 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately
$54 million.

On March 25, 1999, WEC Capital Trust I, a Delaware business trust of which Wisconsin Energy owns all of the outstanding common securities, issued $200 million of 6.85% trust preferred securities due March 31, 2039. WEC Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase corresponding junior subordinated debentures due
March 31, 2039 from Wisconsin Energy. Wisconsin Energy used the proceeds from the sale of its junior subordinated debentures to fund a capital contribution of approximately $105 million to Wisvest-Connecticut, LLC for acquisition in mid-April 1999 of the two fossil-fueled power plants from The United Illuminating Company mentioned above and for repayment of short-term borrowings.

Financing activities during the first nine months of 1999 also included a $51 million payment of principal on the maturity of 6-5/8% Wisconsin Electric First Mortgage Bonds due 1999. During the nine months ended September 30, 1999, Wispark Corporation secured $37 million of bank financing in the form of adjustable and fixed rate mortgage notes due 2002-2004 to finance the construction or purchase of various facilities, and Wisvest Corporation issued $210 million of nonrecourse variable rate notes due December 31, 2005, the proceeds of which were used to help finance the acquisition of the two fossil-fueled power plants from The United Illuminating Company noted above and for working capital. For additional information concerning the acquisition of the The United Illuminating Company's electric generating plants and related financing, see the "Notes To Financial Statements" in Part I of this report. During the nine months ended September 30, 1999, Wisconsin Energy increased its short-term debt by $97 million in the form of commercial paper, $58 million of which was attributable to Wisconsin Electric.

CAPITAL REQUIREMENTS AND RESOURCES:   Capital requirements during
the remainder of 1999 are expected to be principally for construction expenditures and for other investments, for long-term debt maturity and sinking fund requirements, and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. In order to stop the accrual of interest on the verdict against Wisconsin Electric in the Giddings & Lewis Inc / City of West Allis lawsuit pending appeal, Wisconsin Electric presently intends to take appropriate steps to tender the $104.5 million of funds to the court during the fourth quarter of 1999 pursuant to a stay of execution providing appropriate security for the funds during pendency of an appeal. For further information concerning this lawsuit, see Item 1. Legal Proceedings - "Environmental Matters" in Part II of this report. These cash requirements are expected to be met through a combination of internal sources of funds from operations, short-term borrowings, issuance of medium-term debt and proceeds from the sale of new issue common stock under Wisconsin Energy's stock plans.

On November 10, 1999, Wisconsin Energy Capital Corporation agreed to sell $200 million aggregate principal amount of nine-month adjustable medium-term notes due August 16, 2000. The initial interest rate for the Wisconsin Energy Capital Corporation medium-term notes is 6.16375%. The interest rate will be reset quarterly based on 3-month LIBOR plus 10 basis points. Delivery of the Wisconsin Energy Capital Corporation medium-term notes is expected to occur on November 16, 1999. Proceeds from the notes are expected to be used to fund a $150 million capital contribution by Wisconsin Energy to Wisconsin Electric and to reduce short-term borrowings and for other general corporate purposes.

Wisconsin Electric expects to issue $150 million of medium-term debentures in a public offering later in 1999 or 2000. The specific timing of the debt securities has not yet been determined. Proceeds from the issue are expected to be used to reduce short-term borrowings and for other general corporate purposes.

For information concerning recently announced plans by a subsidiary of Minergy Corp. to begin construction in June 2000 of a $100 million wastewater solids recycling facility in Detroit, Michigan, see Item 5. Other Information - "Non-Utility Matters" in Part II of this report.

With respect to the pending acquisition of WICOR, Inc., Wisconsin Energy plans to fund the portion of the WICOR acquisition price not paid with Wisconsin Energy Common Stock from bank borrowing arrangements or from securities to be issued in the capital markets. The amount and timing of bank borrowings and securities to be issued in the capital markets have not yet been determined. For additional information concerning the merger with WICOR, see
Item 4. Submission of Matters to a Vote of Security Holders and
Item 5. Other Information - "Merger Agreement with WICOR, Inc." in Part II of this report.

The following table summarizes various current ratings of Wisconsin Energy's and Wisconsin Electric's debt by Standard &
Poors Corporation ("S&P"), Moody's Investors Service ("Moody's"),
Duff & Phelps Inc. ("D&P) and Fitch Investors Service ("Fitch").

                                          S & P         Moody's         D & P          Fitch
                                        ---------      ---------      ---------      ---------
Wisconsin Electric Power Company
  Commercial Paper                         A-1+           P-1            D-1+            -
  Senior Secured Debt                      AA+            Aa2            AA+            AA
  Unsecured Debt                           AA             Aa3            AA             AA-
  Preferred Stock                          AA-            aa3            AA             AA-

Wisconsin Energy Corporation
  Commercial Paper                         A-1+           P-1            D-1             -

Wisconsin Energy Capital Corporation
  Unsecured Debt                           AA             A1              -              -

WEC Capital Trust I
  Trust Preferred Securities               A+             a1              A              -

Following the announcement of the proposed merger with WICOR; Moody's Investors Service, Duff & Phelps Inc., and Fitch Investors Service affirmed their previous ratings of Wisconsin Energy's and Wisconsin Electric's securities, and Standards & Poors Corporation placed its ratings of certain of Wisconsin Energy's securities on credit watch with negative implications.

At September 30, 1999, Wisconsin Energy had $383 million of unused lines of bank credit on a consolidated basis of which $128 million was at Wisconsin Electric.

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


OPERATING, FINANCIAL AND INDUSTRY FACTORS

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of Wisconsin Electric's, Edison Sault's or Wisvest's generating facilities; unscheduled generation outages, maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

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

* Legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's amended public utility holding company law.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

For information concerning Wisconsin Energy's and Wisconsin Electric's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended
December 31, 1998 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" in Part I of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Report on Form 10-Q for the period ended June 30, 1999.



                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended December 31, 1998 and Item 1. Legal Proceedings in Part II of Wisconsin Energy's and Wisconsin Electric's combined Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 1999.


                  RATES AND REGULATORY MATTERS

2000 / 2001 TEST YEARS:   The Public Service Commission of
Wisconsin requires a review of rates once every two years. On July 6, 1999, Wisconsin Electric filed its financial test year data with the PSCW. In that filing, Wisconsin Electric did not seek any changes in rates for electric, natural gas or steam service. Also in that filing, Wisconsin Electric indicated that by September 1999, should any rate changes be required, it would file proposed rate changes incorporating performance-based measures and incentives as an alternative to cost of service ratemaking.

On September 17, 1999, Wisconsin Electric submitted an application with the PSCW requesting incremental price relief for specific capital investments for electric and gas system reliability and safety and for a one-time accounting adjustment. The application further recommended the adoption of performance-based measures and incentives. In its application, Wisconsin Electric proposed a two-step price increase. The first increase, to be effective January 1, 2000, totals $46 million (3.1%) for electric operations and $8 million (2.3%) for gas operations.
The second price increase, to be effective January 1, 2001, totals $29 million (2.0%) for electric operations.

NON-UTILITY ASSET CAP:   On October 27, 1999, the Governor of the
State of Wisconsin signed Wisconsin's 1999-2001 state budget, which included amendments to Wisconsin's public utility holding company law. As a result, Wisconsin Energy remains subject, to a lesser extent, to certain restrictions which have the potential of limiting diversification into non-utility activities. Under the amended public utility holding company law, the sum of certain assets of all non-utility affiliates in a holding company system may not exceed 25% of the assets of all public utility affiliates. However, the amended law exempts energy-related assets and assets used for providing environmental engineering services, among other assets, from being counted against the asset cap provided that they are employed in qualifying businesses.

As part of the amendment to Wisconsin's public utility holding company law, a voluntary state electric transmission company ("Transco") will be created and will become part of the Midwest Independent System Operator. For a public utility holding company system to qualify for the amended asset cap rules, all of it's public utility affiliates must irrevocably transfer their electric transmission facilities and rights of way in the State of Wisconsin to the Transco in exchange for an ownership interest in the Transco. Wisconsin Electric has previously indicated that it would transfer its electric transmission assets to such a Transco and is an active participant in the Midwest Independent System Operator.

Other amendments to the asset cap provisions of the public utility holding company law will require public utility affiliates of a public utility holding company, such as Wisconsin Electric, to commit to certain spending levels for low-income residents and for conservation programs and to meet certain renewable energy source targets as a percent of total retail energy sales between 2000 and 2010. In addition, non-supervisory employees must be retained for a 30 month period at the same wage and with similar benefits after any energy business acquisition.


                      ENVIRONMENTAL MATTERS

GIDDINGS & LEWIS INC / CITY OF WEST ALLIS LAWSUIT:   As
previously reported, iron-cyanide-bearing wastes were found at two sites in West Allis, Wisconsin. One site is on property formerly owned by Kearney & Trecker Corporation, now a part of Giddings & Lewis Inc. The other site is owned by the City of West Allis. Environmental remediation at both sites was completed several years ago, with the current owners paying for disposal of materials found on their respective portions of the sites.

On July 25, 1996, Giddings & Lewis, Kearney & Trecker and the City of West Allis filed an action for damages in the Milwaukee County Circuit Court against Wisconsin Electric Power Company, the principal utility subsidiary of Wisconsin Energy Corporation, alleging that Wisconsin Electric was responsible for deposition of the material in 1959 and therefore liable to the plaintiffs. Investigations into the potential source of the waste led Wisconsin Electric to believe that it was not the source of this waste.

On July 14, 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric in the lawsuit that awarded the plaintiffs $4.5 million as actual damages for clean-up costs and loss of property value and also awarded the plaintiffs
$100 million in punitive damages. On October 6, 1999, the Wisconsin trial court judge denied Wisconsin Electric's post trial motions and directed that judgment on the verdict be entered.

By statute under Wisconsin law, interest at the rate of 12% per annum accrues until the funds are tendered or until the judgment is reversed. If funds are tendered during the pendency of an appeal, Wisconsin law further provides that upon reversal or reduction of the judgment there shall be restitution with interest of the applicable amount of any funds tendered. Wisconsin Electric will file an appeal of the case to the Wisconsin Court of Appeals. In order to stop the accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric presently intends to take appropriate steps to tender the funds to the court pursuant to a stay of execution providing appropriate security for the funds during the pendency of the appeal.

In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced. As such, Wisconsin Electric has not established a reserve for potential damages from this suit.


                          OTHER MATTERS

SPENT NUCLEAR FUEL STORAGE AND DISPOSAL:   On August 24, 1999,
Wisconsin Electric filed a petition for review and for writ of mandamus in the United States Court of Appeals for the District of Columbia Circuit seeking both monetary and non-monetary relief under its Standard Contract with the United States Department of Energy as a result of the Department of Energy's failure to comply with its unconditional obligation under the Nuclear Waste Policy Act of 1982 to dispose of Wisconsin Electric's spent nuclear fuel from Point Beach Nuclear Plant. The relief requested by Wisconsin Electric includes an order directing the Department of Energy to provide storage casks for the spent fuel, to take title of the spent fuel when it is placed in dry storage at the Independent Spent Fuel Storage Installation at Point Beach and to reimburse Wisconsin Electric for its costs incurred as a result of the Department of Energy's failure to comply with its obligations. Wisconsin Electric also filed a motion requesting the Court to stay the proceedings for a period of 120 days to enable the parties to assess the impact of pending legislation, if enacted, upon Wisconsin Electric's petition and the impact of any clarification of the Department of Energy's policies regarding contract modification.

On September 7, 1999, the government filed its opposition to Wisconsin Electric's motion to stay the proceedings, asking the Court to deny the motion and stating that Wisconsin Electric has failed to provide sufficient justification for postponing consideration of the government's jurisdictional objections or deferring consideration of the merits of the petition. On October 12, 1999, the government filed a motion to dismiss Wisconsin Electric's petition for review on grounds of failure to exhaust administrative remedies and lack of jurisdiction. On October 25, 1999, Wisconsin Electric filed a response to the government's motion, asking the Court to deny the motion. The matter is pending.

URANIUM ENRICHMENT CHARGES:   On August 25, 1999, the U.S. Court
of Appeals for the Federal Circuit reversed the August 12, 1998 decision of the U.S. Court of Federal Claims which had granted the government's motion for summary judgment dismissing claims of Wisconsin Electric and six other utilities for damages by reason of overcharges for uranium enrichment services provided by the Department of Energy. The damages sought by Wisconsin Electric total $1.3 million. The Court of Appeals remanded the case to the Court of Federal Claims for trial. The matter is pending.

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION: As previously reported, Wisconsin International Electric Power, Ltd. ("WIEP") filed an action against Wisconsin Electric in Milwaukee County Circuit Court in March 1998 alleging that WIEP and Wisconsin Electric were parties to a joint venture to develop, build, operate and maintain an electric generating plant at Subic Bay in the Philippines involving certain equipment originally purchased by Wisconsin Electric for a proposed cogeneration facility in Kimberly, Wisconsin. The complaint in the action alleged that Wisconsin Electric breached contractual duties allegedly owed to WIEP, causing damages to WIEP in an amount claimed to be at least $100 million. In April 1999, Wisconsin Electric received a copy of an amended complaint from WIEP seeking additional relief in the form of punitive damages to be determined at trial, which was concluded in June 1999. In November 1999, prior to a decision by the court, Wisconsin Electric and WIEP reached agreement on a settlement of the case in the amount of $18 million to be paid during the fourth quarter of 1999. A stipulated order for dismissal of all claims is being filed with the court.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  WISCONSIN ENERGY CORPORATION

MERGER AGREEMENT WITH WICOR,INC.:   On October 27, 1999, the
shareholders of Wisconsin Energy and WICOR voted, in their respective special shareholder meetings, to approve the Agreement and Plan of Merger, dated as of June 27, 1999, as amended, between Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc., a subsidiary of Wisconsin Energy, as well as the transactions contemplated thereby, including the issuance of Wisconsin Energy common stock pursuant to the terms of the merger agreement. Of 117,589,619 Wisconsin Energy voting shares outstanding as of the September 9, 1999 record date for the October 27, 1999 special meeting, 87,850,591 shares (74.7% of shares outstanding) were represented at the meeting. The shares represented at Wisconsin Energy's October 27, 1999 special shareholders meeting were voted as follows:

                      For                  Against                  Abstain
                   ----------             ----------               ----------
               86,473,270 (98.4%)       949,656 (1.1%)           427,665 (0.5%)

A copy of Wisconsin Energy's press release issued following the special meeting of Wisconsin Energy's shareholders is filed as an exhibit to this report and is incorporated herein by reference. For further information concerning the proposed merger, see
Item 5. Other Information - "Merger Agreement With Wicor, Inc."
below.



ITEM 5. OTHER INFORMATION

                       NON-UTILITY MATTERS

WISVEST CORPORATION:   During the third quarter of 1999, Wisvest
Corporation entered into a $30 million loan agreement with SkyGen Energy Holdings LLC (with its affiliate defined as "SkyGen"), to provide secured short-term financing for the purchase of combustion turbines associated with various SkyGen power projects. Also during the quarter, Wisvest Corporation funded $22 million under a second, preexisting $116.4 million loan facility with SkyGen. The total amount outstanding under the two loan facilities as of September 30, 1999 was $141.4 million. Under certain circumstances, the second loan may be converted in stages to minority equity ownership of 25% to up to 49.9% in SkyGen Energy Holdings LLC. Following any such conversion, management control will remain with SkyGen.

SkyGen develops, owns and operates independent power plants and cogeneration facilities. The company has approximately
350 megawatts of generation plants in operation, 1,500 megawatts under construction and 2,500 megawatts in advanced development.

The loan facilities follow Wisvest Corporation's 1997 collaboration with SkyGen to develop and jointly own the Androscoggin Energy Center, a 160 megawatt cogeneration facility located in Jay, Maine. This facility is expected to commence commercial operation in the fourth quarter of 1999.

MINERGY DETROIT, LLC:   On September 30, 1999, the City Council
of Detroit, Michigan, awarded a 15 year contract to Minergy Detroit, LLC, a wholly owned subsidiary of Minergy Corp., to recycle 500 to 600 dry tons per day of the city's wastewater solids into a glass aggregate construction product used in the manufacture of floor tiles, roofing shingle granules, sand blast grit and other construction materials. Minergy Detroit, LLC expects to begin construction in June 2000 of a proposed
$100 million recycling facility in the Delray area of Detroit with startup anticipated in 2002. The proposed facility would replace existing wastewater solids incinerators operated by Detroit's Water and Sewer Department. The 15 year contract will be contingent upon obtaining proper performance bonding and financing as well as upon reaching agreement with the City of Detroit on the results of a series of post-startup tests of the proposed recycling facility. Minergy Detroit, LLC has not yet identified specific financing plans for the facility.


                MERGER AGREEMENT WITH WICOR, INC.

As previously reported, on June 27, 1999, Wisconsin Energy and WICOR, Inc., a Wisconsin corporation [NYSE: WIC], entered into an Agreement and Plan of Merger providing for a strategic business combination of Wisconsin Energy and WICOR. WICOR is a diversified holding company with investments in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR will become a wholly owned subsidiary of Wisconsin Energy. The merger agreement has been approved by the boards of directors and the shareholders of Wisconsin Energy and WICOR.

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

Consummation of the merger is subject to the satisfaction of certain closing conditions including approval by the PSCW, approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, and expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Currently, Wisconsin Energy and WICOR are preparing responses to a request from the Federal Trade Commission for additional information and documentation in connection with their original Hart-Scott-Rodino Act filings in late September 1999. The regulatory approval process is expected to be completed in time for the transaction to be consummated by the Spring of 2000.

Assuming timely realization of estimated cost savings and avoidances expected to result from the merger, and assuming favorable regulatory treatment, Wisconsin Energy expects the business combination to result in increased earnings per share beginning in the first full year following the merger. While no definitive synergies study has been done, net merger-related cost savings are anticipated to be approximately $35 million annually beginning in the first full year after the merger. Savings are expected from lower costs for cost of gas, materials and services through enhanced purchasing power, elimination of duplication through attrition, and through sharing of resources. Additional cost savings are anticipated from logical consolidation of common functions over time as well as from savings in areas such as insurance and regulatory costs and legal, audit and consulting fees. In its merger application, Wisconsin Energy has asked the PSCW to permit it to retain synergy savings to offset the acquisition premium that Wisconsin Energy will pay in the merger and which is attributable to WICOR's regulated utility assets, which would not require any increase in rates.

As previously reported in its proxy statement dated September 10, 1999 included in Wisconsin Energy's registration statement on Form S-4 filed September 9, 1999 (File No. 333-86827), a stipulation of settlement was entered into with respect to an action filed on July 2, 1999 by a shareholder of WICOR in the Circuit Court of Milwaukee County, Wisconsin against WICOR, all of the members of its board of directors, and Wisconsin Energy.

The complaint alleged that the consideration to be received by WICOR shareholders in the proposed merger was inadequate and unfair to WICOR shareholders. The complaint also alleged that Wisconsin Energy aided, abetted and assisted in the alleged breaches of the fiduciary duties of the individual defendants. The complaint sought certification as a class action on behalf of all WICOR shareholders, an injunction against proceeding with the merger, an auction or open bidding process for the sale of WICOR, and unspecified damages.

As provided in the stipulation of settlement, the merger agreement was amended on September 9, 1999 to remove a provision contractually obligating WICOR to resist another acquisition proposal that is not a superior proposal to Wisconsin Energy's and to reduce the amount of the break-up fee payable by WICOR to Wisconsin Energy if WICOR pursues or closes another transaction instead of completing the merger with Wisconsin Energy from $30 million to $25 million. Consummation of the settlement is subject to, and the related amendments to the merger agreement described above are conditioned upon, final court approval and the consummation of the merger.



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

The unaudited pro forma combined condensed income statements for the nine months ended September 30, 1999 and 1998 present the results for Wisconsin Energy and WICOR as if the merger had occurred on January 1, 1998. The unaudited pro forma combined condensed balance sheet as of September 30, 1999 gives effect to the merger as of that date.

We have assumed that the merger consideration will consist of 40% stock and 60% cash and have described in the footnotes the pro forma differences that would occur should the merger consideration consist of either 60% stock and 40% cash or of 100% cash. We have also assumed (a) the exercise prior to the merger of all outstanding options to purchase WICOR Common Stock; and
(b) that the exchange ratio is 1.3440 Wisconsin Energy shares per each WICOR share, which is $31.50 divided by the $23.4375 closing price of Wisconsin Energy Common Stock on September 30, 1999.
The actual exchange ratio will depend upon the average closing prices of Wisconsin Energy Common Stock on the New York Stock Exchange during a valuation period consisting of the 10 trading days ending with the fifth trading day prior to the merger. Therefore, the actual exchange ratio will not be determined until shortly before the closing.

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


                                   WISCONSIN ENERGY CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                               REFLECTING COMPLETION OF THE MERGER
                               Nine Months Ended September 30, 1999

                                     Wisconsin                      Pro Forma        Pro Forma
                                       Energy(a)       WICOR       Adjustments        Combined
                                    ------------     ---------   --------------    ------------
                                              (In Thousands, Except Per Share Amounts)
Operating Revenues                   $1,687,022       $726,529     $  -             $2,413,551

Operating Expenses
  Fuel                                  270,995           -           -                270,995
  Purchased power                       165,029           -           -                165,029
  Cost of gas sold                      119,119        201,678        -                320,797
  Cost of goods sold                       -           268,574        -                268,574
  Other operation and maintenance       535,642        151,230         750  (c)
                                                                     2,485  (b)        690,107
  Depreciation and amortization         202,973         27,629      13,060  (d)
                                                                     6,525  (e)        250,187
  Property and revenue tax               55,949          6,187      (2,485) (b)         59,651
                                     ----------       --------    --------          ----------
Pretax Operating Income                 337,315         71,231     (20,335)            388,211

Other Income and Deductions              34,860           (611)       -                 34,249

Interest Charges and Other             (108,730)       (11,808)    (34,111) (f)       (154,649)
                                     ----------       --------    --------          ----------
Income Before Income Taxes              263,445         58,812     (54,446)            267,811

Provision (Benefit) for
  Income Taxes                           92,178         23,312     (15,727) (g)         99,763
                                     ----------       --------    --------          ----------
Net Income                             $171,267        $35,500    ($38,719)           $168,048
                                     ==========       ========    ========          ==========

Weighted Average Common Shares          116,621                     21,933  (h)        138,554

Earnings Per Share
  (Basic and Diluted)                     $1.47                                          $1.21 (i)

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Information.

                                   WISCONSIN ENERGY CORPORATION
                     UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
                               REFLECTING COMPLETION OF THE MERGER
                               Nine Months Ended September 30, 1998

                                     Wisconsin                      Pro Forma        Pro Forma
                                       Energy(a)       WICOR       Adjustments        Combined
                                    ------------     ---------   --------------    ------------
                                              (In Thousands, Except Per Share Amounts)
Operating Revenues                   $1,510,902       $695,952     $  -             $2,206,854

Operating Expenses
  Fuel                                  241,125           -           -                241,125
  Purchased power                       124,733           -           -                124,733
  Cost of gas sold                      125,361        211,226        -                336,587
  Cost of goods sold                       -           253,261        -                253,261
  Other operation and maintenance       510,633        140,593         750  (c)
                                                                     2,560  (b)        654,536
  Depreciation and amortization         183,105         26,162      13,060  (d)
                                                                     6,525  (e)        228,852
  Property and revenue tax               47,811          7,024      (2,560) (b)         52,275
                                     ----------       --------    --------          ----------
Pretax Operating Income                 278,134         57,686     (20,335)            315,485

Other Income and Deductions              19,294          2,966        -                 22,260

Interest Charges and Other              (89,629)       (12,634)    (34,111) (f)       (136,374)
                                     ----------       --------    --------          ----------
Income Before Income Taxes              207,799         48,018     (54,446)            201,371

Provision (Benefit) for
  Income Taxes                           71,721         18,242     (15,727) (g)         74,236
                                     ----------       --------    --------          ----------
Net Income                             $136,078        $29,776    ($38,719)           $127,135
                                     ==========       ========    ========          ==========

Weighted Average Common Shares          113,952                     21,933  (h)        135,885

Earnings Per Share
  (Basic and Diluted)                     $1.19                                          $0.94 (i)

See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Information.

                                  WISCONSIN ENERGY CORPPORATION
                       UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               REFLECTING COMPLETION OF THE MERGER
                                        September 30, 1999

                                     Wisconsin                      Pro Forma        Pro Forma
                                       Energy(a)       WICOR       Adjustments        Combined
                                    ------------     ---------   --------------    ------------
                                                           (In Thousands)
             Assets
             ------
Property, Plant & Equipment          $3,858,948       $450,338      $87,000  (j)    $4,396,286

Other Property and Investments          897,760           -           8,172  (b)       905,932

Current Assets
  Cash & cash equivalents                40,131            389         -                40,520
  Accounts receivable-net,
   including accrued
   utility revenues                     291,824        136,723         -               428,547
  Materials, supplies and
   inventory                            234,588        126,150       12,700  (j)
                                                                      6,729  (b)       380,167
  Prepayments and other
   current assets                        73,204         33,199       (6,729) (b)        99,674
                                     ----------       --------     --------         ----------
    Total Current Assets                639,747        296,461       12,700            948,908
Deferred Charges and Other Assets
  Goodwill                                 -            83,085      696,526  (k)       779,611
  Regulatory assets                     206,996         53,640         -               260,636
  Accumulated deferred
   income taxes                         209,474           -          19,839  (b)       229,313
  Other assets, including prepaid
   pension costs                        119,365         91,943       54,900  (l)
                                                                     (8,172) (b)       258,036
                                     ----------       --------     --------         ----------
    Total Deferred Charges
     and Other Assets                   535,835        228,668      763,093          1,527,596
                                     ----------       --------     --------         ----------
Total Assets                         $5,932,290       $975,467     $870,965         $7,778,722
                                     ==========       ========     ========         ==========

 Capitalization and Liabilities
 ------------------------------
Capitalization
  Common stock equity                $1,990,802       $417,686      $90,373  (m)    $2,498,861
  Preferred stock                        30,450           -            -                30,450
  Long-term debt                      1,989,047        192,349      719,053  (m)     2,900,449
  Wisconsin Energy obligated
   redeemable preferred
   securities of subsidiary trust       200,000           -            -               200,000
                                     ----------       --------     --------         ----------
    Total Capitalization              4,210,299        610,035      809,426          5,629,760

Current Liabilities
  Short-term debt, including
   long-term debt due currently         465,169         52,599         -               517,768
  Accounts payable                      155,602         81,075         -               236,677
  Accrued liabilities and other         171,960         68,175       20,500  (j)       260,635
                                     ----------       --------     --------         ----------
    Total Current Liabilities           792,731        201,849       20,500          1,015,080

Deferred Credits and
 Other Liabilities
  Accumulated deferred
   income taxes                         586,219         49,564       68,900  (j)
                                                                     19,839  (b)       724,522
  Regulatory liabilities                133,969         29,359         -               163,328
  Other, including postretirement
   benefit obligation                   209,072         84,660      (47,700) (j)       246,032
                                     ----------       --------     --------         ----------
    Total Deferred Credits and
     Other Liabilities                  929,260        163,583       41,039          1,133,882
                                     ----------       --------     --------         ----------
Total Capitalization and
 Liabilities                         $5,932,290       $975,467     $870,965         $7,778,722
                                     ==========       ========     ========         ==========

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

Wisconsin Energy's Unaudited Pro Forma Combined Condensed Financial Information assumes the WICOR acquisition occurred
(1) as of January 1, 1998, for purposes of the Unaudited Pro Forma Combined Condensed Income Statements and (2) on September 30, 1999 for purposes of the Unaudited Pro Forma Combined Condensed Balance Sheet.

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

d. Amortization of goodwill over 40 years
   ($696.5 million/40 years = $17.4 million per year or $4.4 million per quarter).

e. Additional depreciation resulting from the increased fair value of machinery, equipment and buildings acquired based on estimated useful lives of 10 years
   ($87 million/10 years = $8.7 million per year or $2.2 million per quarter).

f. Incremental interest expense based upon an assumed rate of 6.25% ($719.1 million x 6.25% = $45.0 million per year or $11.2 million per quarter). A 1/8 percent increase (or decrease) in the interest rate would increase (or decrease) annual interest expense by approximately $0.9 million. Estimated debt issue cost of $5.4 million will be amortized over ten years.

g. Reduction of income taxes relating to the foregoing adjustments.

h. Shares to be issued assuming the purchase price is paid with 40% stock, including outstanding stock options. The closing price of Wisconsin Energy's Common Stock on September 30, 1999 was $23-7/16.

i. Assuming the purchase price is paid with 100% cash or 60% stock and 40% cash, pro forma earnings per share would approximate $1.31 and $1.17 for the nine months ended
   September 30, 1999, respectively, and $0.98 and $0.92 per share, respectively, for the nine months ended September 30, 1998.

j. Adjustments to net assets of WICOR to reflect fair value, purchase accounting adjustments and related tax effects.

k. The excess of cost over fair value of net assets acquired resulting from the preliminary purchase price allocation is assumed to be as follows:

Pro forma purchase price                                           $1,221,712
Pro forma historical net book
 value of assets acquired                                             417,686
                                                                   ----------
Excess of purchase price over
 net book value of assets acquired                                    804,026
Allocated to:
  Inventories                                                         (12,700)
  Property, plant and equipment                                       (87,000)
  Prepaid pension asset                                               (49,500)
  Deferred tax liabilities                                             68,900
  Other current liabilities                                            20,500
  Postretirement obligation                                           (47,700)
                                                                   ----------
  Remaining excess of cost over
   fair value of net assets acquired (goodwill)                      $696,526
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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in the applicable Form 10-Q report:

   Exhibit No.

                  WISCONSIN ENERGY CORPORATION

   (2)-1 Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (Incorporated by reference to Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy's Registration on Form S-4 filed on September 9, 1999 (File No. 333-86827) (the "Form S-4").)

   (2)-2 Amendment to Agreement and Plan of Merger dated as of September 9, 1999. (Incorporated by reference to
          Exhibit 2.2 to the Form S-4)

   (10)-1 Employment arrangement with Paul Donovan as Senior Vice
          President and Chief Financial Officer of Wisconsin
          Energy Corporation, effective August 20, 1999.

   (27)-1 Wisconsin Energy Corporation Financial Data Schedule for the nine months ended September 30, 1999.

   (27)-2 Wisconsin Energy Corporation Restated Financial Data Schedule for the nine months ended September 30, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.

   (99)-1 Press release of Wisconsin Energy Corporation dated October 27, 1999 reporting the results of votes cast at separate special shareholder meetings for Wisconsin Energy Corporation and WICOR, Inc. approving the merger of WICOR with a subsidiary of Wisconsin Energy.


                WISCONSIN ELECTRIC POWER COMPANY

   (27)-3 Wisconsin Electric Power Company Financial Data
          Schedule for the nine months ended September 30, 1999.

   (27)-4 Wisconsin Electric Power Company Restated Financial Data Schedule for the nine months ended September 30, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.


(b) REPORTS ON FORM 8-K

   A Current Report on Form 8-K dated as of July 14, 1999 was filed separately by Wisconsin Energy and by Wisconsin Electric on August 6, 1999 disclosing the results of a July 14, 1999 jury verdict against Wisconsin Electric in a lawsuit concerning the placement of contaminated wastes on two properties in the City of West Allis, Wisconsin.

   A Current Report on Form 8-K dated as of September 1, 1999 was filed by Wisconsin Energy on September 1, 1999 updating the description of the common stock of Wisconsin Energy Corporation to the "Plain English" requirements of the Securities and Exchange Commission.

   No other reports on Form 8-K were filed by Wisconsin Energy or by Wisconsin Electric during the quarter ended
   September 30, 1999.

   A Current Report on Form 8-K dated as of October 6, 1999 was filed separately by Wisconsin Energy and by Wisconsin Electric on October 19, 1999 disclosing the results of a motion by Wisconsin Electric related to a July 1999 jury verdict against Wisconsin Electric in a lawsuit concerning the placement of contaminated wastes on two properties in the City of West Allis, Wisconsin.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WISCONSIN ENERGY CORPORATION
                                       (Registrant)

                              /s/ Paul Donovan
                              ------------------------------------
Date:  November 12, 1999      Paul Donovan, Senior Vice President,
                              Chief Financial Officer and duly
                              authorized officer



                             WISCONSIN ELECTRIC POWER COMPANY
                                       (Registrant)

                              /s/ Calvin H. Baker
                     			      ------------------------------------
Date:  November 12, 1999      Calvin H. Baker, Vice President -
                              Finance, Chief Financial Officer and
                              duly authorized officer



                     WISCONSIN ELECTRIC POWER COMPANY
         FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                              EXHIBIT INDEX


The following exhibits are filed with this report:

Exhibit No.
-----------

 (27)-3 Wisconsin Electric Power Company Financial Data Schedule for the nine months ended September 30, 1999.

 (27)-4 Wisconsin Electric Power Company Restated Financial Data Schedule for the nine months ended September 30, 1998, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.