Form 10-Q
period 2000-03-31
WISCONSIN ELECTRIC POWER CO
filed 2000-05-15
CIK 107815

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (May 5, 2000):

Wisconsin Energy Corporation       Common Stock, $.01 Par Value,
                                   120,451,611 shares
                                   outstanding.

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





                           WISCONSIN ENERGY CORPORATION
                         WISCONSIN ELECTRIC POWER COMPANY
                         --------------------------------

               FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2000

                                 TABLE OF CONTENTS
Item                                                                                 Page
----                                                                                 ----

     Introduction...............................................................

                          Part I - Financial Information
                          ------------------------------

1.   Financial Statements
       Wisconsin Energy
         Consolidated Condensed Income Statement................................
         Consolidated Condensed Balance Sheet...................................
         Consolidated Statement of Cash Flows...................................
       Wisconsin Electric
         Condensed Income Statement.............................................
         Condensed Balance Sheet................................................
         Statement of Cash Flows................................................
       Notes to Financial Statement of
         Wisconsin Energy and Wisconsin Electric................................
2.   Management's Discussion and Analysis of Financial Conditions and Results
       of Operations for Wisconsin Energy and Wisconsin Electric................
3.   Quantitative and Qualitative Disclosures About Market Risk.................

                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................
6.   Exhibits and Reports on Form 8-K...........................................
     Signatures.................................................................

                          INTRODUCTION

Wisconsin Energy Corporation ("Wisconsin Energy" or the "Company") is a holding company whose principal subsidiary as of March 31, 2000 is Wisconsin Electric Power Company ("Wisconsin Electric"), an electric, gas and steam utility. Unless qualified by its context when used in this combined Form 10-Q, Wisconsin Energy refers to the holding company and all of its subsidiaries. The unaudited interim financial statements presented in this combined Form 10-Q report include the consolidated statements of Wisconsin Energy as well as separate statements for Wisconsin Electric. These unaudited statements have been prepared by Wisconsin Energy and Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Wisconsin Energy and Wisconsin Electric financial statements should be read in conjunction with the financial statements and notes thereto included in the companies' combined Annual Report on Form 10-K for the year ended December 31, 1999. This combined Form 10-Q is separately filed by Wisconsin Energy and Wisconsin Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.




                 PART 1 - FINANCIAL INFORMATION
                 ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                              WISCONSIN ENERGY CORPORATION
                         CONSOLIDATED CONDENSED INCOME STATEMENT
                                       (Unaudited)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                       2000               1999
                                                    -----------         ---------
                                         (Thousands of Dollars, Except Per Share Amounts)
Operating Revenues                                   $627,750           $556,717

Operating Expenses
  Fuel                                                 94,553             70,735
  Purchased power                                      65,779             49,660
  Cost of gas sold                                     69,292             68,860
  Other operation and maintenance                     185,140            182,466
  Depreciation and amortization                       103,660             66,956
  Property and revenue tax                             20,727             17,724
                                                     --------           --------
     Total Operating Expenses                         539,151            456,401
                                                     --------           --------
Pretax Operating Income                                88,599            100,316

Other Income and Deductions
  Interest income                                       6,789              8,349
  Allowance for other funds
   used during construction                               862                984
  Other                                                29,741              4,446
                                                     --------           --------
     Total Other Income and Deductions                 37,392             13,779

Interest Charges and Other
  Interest expense                                     42,543             33,566
  Allowance for borrowed funds
   used during construction                            (3,099)            (1,900)
  Distributions on preferred
   securities of subsidiary trust                       3,425                228
  Preferred dividend
   requirement of subsidiary                              301                301
                                                     --------           --------
     Total Interest Charges and Other                  43,170             32,195
                                                     --------           --------
Income Before Income Taxes                             82,821             81,900

Income Taxes                                           32,227             28,389
                                                     --------           --------
Net Income                                            $50,594            $53,511
                                                     ========           ========
Average Number of Shares of Common
 Stock Outstanding (Thousands)                        119,512            115,926
Earnings Per Share of Common
 Stock (Basic and Diluted)                              $0.42              $0.46
Dividends Per Share of Common Stock                     $0.39              $0.39

The accompanying notes, as they relate to Wisconsin Energy Corporation, are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                     March 31, 2000     December 31, 1999
                                                     --------------     -----------------
                                                           (Thousands of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                     $5,203,975          $5,153,388
  Gas utility                                             557,212             552,405
  Steam utility                                            63,935              63,461
  Common utility                                          392,920             391,793
  Energy non-utility                                      207,316             198,954
  Other property                                          368,042             351,057
  Accumulated provision for depreciation               (3,335,613)         (3,249,978)
                                                       ----------          ----------
                                                        3,457,787           3,461,080
  Construction work in progress                           223,168             174,778
  Leased facilities - net                                 125,907             127,327
  Nuclear fuel - net                                       82,850              83,393
                                                       ----------          ----------
     Net Property, Plant and Equipment                  3,889,712           3,846,578

Investments                                               969,921             950,322

Current Assets
  Cash and cash equivalents                                24,746              73,477
  Accounts receivable                                     271,529             242,348
  Accrued utility revenues                                 94,636             134,566
  Materials, supplies and fossil fuel                     196,051             231,615
  Prepayments and other assets                             99,487             123,865
                                                       ----------          ----------
     Total Current Assets                                 686,449             805,871

Deferred Charges and Other Assets
  Accumulated deferred income taxes                       199,832             197,988
  Other                                                   452,102             432,361
                                                       ----------          ----------
     Total Deferred Charges and Other Assets              651,934             630,349
                                                       ----------          ----------
Total Assets                                           $6,198,016          $6,233,120
                                                       ==========          ==========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                           $862,627            $839,497
  Retained earnings                                     1,174,830           1,170,765
  Unearned compensation - restricted stock award           (2,472)             (2,518)
                                                       ----------          ----------
     Total Common Stock Equity                          2,034,985           2,007,744
  Preferred stock                                          30,450              30,450
  Company-obligated, mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely debentures of the Company               200,000             200,000
  Long-term debt                                        2,135,505           2,134,636
                                                       ----------          ----------
     Total Capitalization                               4,400,940           4,372,830

Current Liabilities
  Long-term debt due currently                             69,339              69,085
  Short-term debt                                         370,285             507,500
  Accounts payable                                        191,196             174,043
  Accrued liabilities                                     151,469              99,666
  Other                                                    48,921              48,273
                                                       ----------          ----------
     Total Current Liabilities                            831,210             898,567

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       624,325             624,864
  Other                                                   341,541             336,859
                                                       ----------          ----------
     Total Deferred Credits and Other Liabilities         965,866             961,723
                                                       ----------          ----------
Total Capitalization and Liabilities                   $6,198,016          $6,233,120
                                                       ==========          ==========

The accompanying notes, as they relate to Wisconsin Energy Corporation, are an integral part of these financial statements.

                              WISCONSIN ENERGY CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                         Three Months Ended March 31
                                                         ---------------------------
                                                          2000                1999
                                                       -----------         -----------
                                                           (Thousands of Dollars)
Operating Activities
  Net income                                            $50,594             $53,511
  Reconciliation to cash
    Depreciation and amortization                       103,660              66,956
    Nuclear fuel expense - amortization                   7,160               4,718
    Conservation expense - amortization                   1,407               5,625
    Debt premium, discount
     and expense - amortization                           1,195                 762
    Deferred income taxes - net                          (2,501)             (2,786)
    Investment tax credit - net                          (1,143)             (1,148)
    Allowance for other funds
     used during construction                              (862)               (984)
    Change in - Accounts receivable                     (29,181)            (18,361)
                Inventories                              35,564              26,647
                Other current assets                     64,308              28,712
                Accounts payable                         17,153             (47,556)
                Other current liabilities                52,451              58,283
    Other                                                (6,791)            (21,683)
                                                       --------            --------
Cash Provided by Operating Activities                   293,014             152,696

Investing Activities
  Construction expenditures                            (134,963)           (105,967)
  Allowance for borrowed funds
   used during construction                              (3,099)             (1,900)
  Nuclear fuel                                          (10,594)             (6,306)
  Nuclear decommissioning trust                         (36,013)             (8,163)
  Other                                                   3,547              (1,365)
                                                       --------            --------
Cash Used in Investing Activities                      (181,122)           (123,701)

Financing Activities
  Sale of - Common stock                                 23,130              18,711
            Long-term debt                               15,539              31,482
            Mandatorily redeemable trust
             preferred securities                          -                200,000
  Retirement of long-term debt                          (15,548)            (11,821)
  Change in short-term debt                            (137,215)           (119,919)
  Dividends on stock - Common                           (46,529)            (45,169)
                                                       --------            --------
Cash Provided by (Used in) Financing Activities        (160,623)             73,284
                                                       --------            --------
Change in Cash and Cash Equivalents                     (48,731)            102,279

Cash and Cash Equivalents at Beginning of Period         73,477              16,603
                                                       --------            --------
Cash and Cash Equivalents at End of Period              $24,746            $118,882
                                                       ========            ========
Supplemental Information -
  Cash Paid (Received) For
    Interest (net of amount capitalized)                $31,207             $25,425
    Income taxes                                        (25,855)             14,649

The accompanying notes, as they relate to Wisconsin Energy Corporation, are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                               CONDENSED INCOME STATEMENT
                                       (Unaudited)

                                                       Three Months Ended March 31
                                                    ---------------------------------
                                                        2000                1999
                                                    -----------         -----------
                                                          (Thousands of Dollars)
Operating Revenues                                    $540,778            $527,839

Operating Expenses
  Fuel                                                  75,272              70,735
  Purchase power                                        30,105              31,053
  Cost of gas sold                                      69,292              68,860
  Other operation and maintenance                      160,772             173,452
  Depreciation and amortization                         98,099              64,450
  Property and revenue tax                              17,445              16,831
                                                      --------            --------
     Total Operating Expenses                          450,985             425,381
                                                      --------            --------
Pretax Operating Income                                 89,793             102,458

Other Income and Deductions
  Interest income                                        3,047               5,672
  Allowance for other funds
   used during construction                                862                 984
  Other                                                 31,213               5,524
                                                      --------            --------
     Total Other Income and Deductions                  35,122              12,180

Interest Charges
  Interest expense                                      29,248              28,397
  Allowance for borrowed funds
   used during construction                               (423)               (481)
                                                      --------            --------
     Total Interest Charges                             28,825              27,916
                                                      --------            --------
Income Before Income Taxes                              96,090              86,722

Income Taxes                                            37,251              30,761
                                                      --------            --------
Net Income                                              58,839              55,961

Preferred Stock Dividend Requirement                       301                 301
                                                      --------            --------
Earnings Available for Common
 Stockholder                                           $58,538             $55,660
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

                            WISCONSIN ELECTRIC POWER COMPANY
                                 CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                     March 31, 2000     December 31, 1999
                                                     --------------     -----------------
                                                           (Thousands of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                     $5,120,834          $5,070,246
  Gas utility                                             557,212             552,405
  Steam utility                                            63,935              63,461
  Common utility                                          392,920             391,793
  Other property                                            7,778               7,581
  Accumulated provision for depreciation               (3,270,544)         (3,189,890)
                                                       ----------          ----------
                                                        2,872,135           2,895,596
  Construction work in progress                           122,876              99,002
  Leased facilities - net                                 125,907             127,327
  Nuclear fuel - net                                       82,850              83,393
                                                       ----------          ----------
     Net Property, Plant and Equipment                  3,203,768           3,205,318

Investments                                               689,233             663,776

Current Assets
  Cash and cash equivalents                                 6,859              49,852
  Accounts receivable                                     180,467             166,651
  Accrued utility revenues                                 93,654             133,422
  Materials, supplies and fossil fuel                     167,473             197,221
  Prepayments and other assets                             63,694              98,802
                                                       ----------          ----------
     Total Current Assets                                 512,147             645,948

Deferred Charges and Other Assets
  Accumulated deferred income taxes                       189,997             188,192
  Other                                                   363,561             349,369
                                                       ----------          ----------
     Total Deferred Charges and Other Assets              553,558             537,561
                                                       ----------          ----------
Total Assets                                           $4,958,706          $5,052,603
                                                       ==========          ==========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                           $863,582            $863,582
  Retained earnings                                     1,030,916           1,017,271
                                                       ----------          ----------
     Total Common Stock Equity                          1,894,498           1,880,853
  Preferred stock                                          30,450              30,450
  Long-term debt                                        1,671,662           1,677,610
                                                       ----------          ----------
     Total Capitalization                               3,596,610           3,588,913

Current Liabilities
  Long-term debt due currently                             30,297              30,822
  Short-term debt                                         117,088             264,664
  Accounts payable                                        123,068             127,108
  Accrued liabilities                                     134,502              86,089
  Other                                                    43,341              39,677
                                                       ----------          ----------
     Total Current Liabilities                            448,296             548,360

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       609,505             610,040
  Other                                                   304,295             305,290
                                                       ----------          ----------
     Total Deferred Credits and Other Liabilities         913,800             915,330
                                                       ----------          ----------
Total Capitalization and Liabilities                   $4,958,706          $5,052,603
                                                       ==========          ==========

The accompanying notes, as they relate to Wisconsin Electric Power Company, are an integral part of these financial statements.

                            WISCONSIN ELCETRIC POWER COMPANY
                                 STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                         Three Months Ended March 31
                                                         ---------------------------
                                                          2000                1999
                                                       -----------         -----------
                                                           (Thousands of Dollars)
Operating Activities
  Net income                                            $58,839             $55,961
  Reconciliation to cash
    Depreciation and amortization                        98,099              64,450
    Nuclear fuel expense - amortization                   7,160               4,718
    Conservation expense - amortization                   1,407               5,625
    Debt premium, discount
     and expense - amortization                             734                 656
    Deferred income taxes - net                          (2,509)             (2,794)
    Investment tax credit - net                          (1,127)             (1,132)
    Allowance for other funds used
     during construction                                   (862)               (984)
    Change in - Accounts receivable                     (13,816)            (22,756)
                Inventories                              29,748              26,649
                Other current assets                     74,876              32,093
                Accounts payable                         (4,040)            (42,409)
                Other current liabilities                52,077              59,019
    Other                                                (5,607)             (9,974)
                                                       --------            --------
Cash Provided by Operating Activities                   294,979             169,122

Investing Activities
  Construction expenditures                             (86,980)            (81,432)
  Allowance for borrowed funds used
   during construction                                     (423)               (481)
  Nuclear fuel                                          (10,594)             (6,306)
  Nuclear decommissioning trust                         (36,013)             (8,163)
  Other                                                  (3,644)             (4,283)
                                                       --------            --------
Cash Used in Investing Activities                      (137,654)           (100,665)

Financing Activities
  Sale of long-term debt                                   -                 29,444
  Retirement of long-term debt                           (7,548)             (7,247)
  Change in short-term debt                            (147,576)            (52,819)
  Dividends on stock - Common                           (44,893)            (44,893)
                       Preferred                           (301)               (301)
                                                       --------            --------
Cash Used in Financing Activities                      (200,318)            (75,816)
                                                       --------            --------
Change in Cash and Cash Equivalents                     (42,993)             (7,359)

Cash and Cash Equivalents at Beginning of Period         49,852              14,183
                                                       --------            --------
Cash and Cash Equivalents at End of Period               $6,859              $6,824
                                                       ========            ========
Supplemental Information -
  Cash Paid (Received) For
    Interest (net of amount capitalized)                $25,412             $26,069
    Income taxes                                        (26,013)             11,334

The accompanying notes, as they relate to Wisconsin Electric Power Company, are an integral part of these financial statements.



                  WISCONSIN ENERGY CORPORATION
                WISCONSIN ELECTRIC POWER COMPANY

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

1. The accompanying unaudited consolidated financial statements for Wisconsin Energy Corporation and the unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with the companies' combined 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Energy and Wisconsin Electric, have been included in the accompanying income statements and balance sheets. The results of operations for the three months ended March 31, 2000 are not necessarily indicative, however, of the results which may be expected for the year 2000 because of seasonal and other factors.


2. Due primarily to acquisitions during 1999 by Wisconsin Energy that increased the size of Wisconsin Energy's non-utility operations and assets, Wisconsin Energy and Wisconsin Electric modified their income statement and balance sheet presentations effective with the second quarter of 1999. Prior year financial statements have been reclassified to reflect the new presentation.


3. On April 26, 2000, Wisconsin Energy acquired WICOR, Inc.
   (with its subsidiaries, "WICOR") through the merger of an acquisition subsidiary of Wisconsin Energy into WICOR in which each outstanding share of WICOR common stock (except shares of restricted stock) was converted into the right to receive $31.50 in cash. WICOR is a diversified holding company with two principal business groups: energy services and pump manufacturing. The business combination was effected through the payment of approximately $1.2 billion in cash, including related fees and expenses. Approximately $300 million of WICOR debt remained outstanding following the acquisition. In addition, WICOR's unexercised equity-based compensation awards outstanding at the effective time of the merger were converted into 57,745 shares of restricted Wisconsin Energy common stock, into options for up to 4,619,969 shares of Wisconsin Energy common stock with a weighted average exercise price of $13.691 per share, and into deferred stock units payable in 105,520 shares of Wisconsin Energy common stock. The acquisition was funded through the issuance of commercial paper in the institutional private placement market and will be accounted for as a purchase. Accordingly, the purchase price will be allocated to the acquired assets and assumed liabilities based upon their fair value, and the estimated total cost in excess of net assets will be reflected as goodwill and amortized over 40 years. The consolidated financial statements of the Company will reflect the business combination and WICOR's financial results from and after the date of acquisition.

   For additional information related to the acquisition of WICOR, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations" and "Liquidity and Capital Resources" in Part I of this report.


4. During the first three months of 2000, Wispark Corporation, a wholly-owned subsidiary of Wisconsin Energy, secured
   $15.5 million of bank financing in the form of adjustable rate mortgage notes due 2000-2003 to finance the construction or purchase of various facilities.


5. WISCONSIN ENERGY:   Wisconsin Energy, a holding company with
   subsidiaries in utility and non-utility businesses, has two reportable operating segments: a utility energy and a non-utility energy segment.

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

   The reportable non-utility energy segment derives its revenues primarily from energy activities including independent power production and energy marketing, services and trading.

   The following table summarizes the reportable operating segments of Wisconsin Energy for the three month periods ended March 31.

                                             Energy
                             ---------------------------------------
Wisconsin Energy
  Corporation                  Utility     Non-Utility     Subtotal     Other (a)        Total
----------------             -----------   -----------    ----------   -----------    ----------
                                                   (Thousands of Dollars)
      March 31, 2000
      --------------
Three Months Ended
  Operating Revenues           $549,722     $69,073        $618,795      $8,955        $627,750
  Pretax Operating
   Income (Loss) (b)             91,400      (1,898)         89,502        (903)         88,599

      March 31, 1999
      --------------
Three Months Ended
  Operating Revenues           $536,720     $14,039        $550,759      $5,958        $556,717
  Pretax Operating
   Income (Loss) (b)            104,316      (3,981)        100,335         (19)        100,316

(a)  Other includes non-utility real estate investment and development and non-utility investments in recycling technology.

(b)  Interest income and interest expense are not included in segment pretax operating income.

   WISCONSIN ELECTRIC:   Wisconsin Electric, Wisconsin Energy's
   principal subsidiary, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, gas and steam utility segments. The following table summarizes the reportable operating segments of Wisconsin Electric for the three month periods ended March 31.

Wisconsin Electric
  Power Company              Electric        Gas          Steam          Total
------------------          ---------     ---------     ---------      ---------
                                            (Thousands of Dollars)
      March 31, 2000
      --------------
Three Months Ended
  Operating Revenues (a)     $414,890     $118,457        $7,431        $540,778
  Pretax Operating
   Income (b)                  65,766       21,826         2,201          89,793

      March 31, 1999
      --------------
Three Months Ended
  Operating Revenues (a)     $397,674     $121,983        $8,182        $527,839
  Pretax Operating
   Income (b)                  72,520       27,270         2,668         102,458

(a) Wisconsin Electric accounts for intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

(b) Interest income and interest expense are not included in segment pretax operating income.

6. In July 1999, a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is preparing to file an appeal of the case. In December 1999, in order to stop the post-judgment accrual of interest at 12% per annum during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of "Deferred Charges and Other Assets - Other" on the condensed balance sheets, to the Clerk of Circuit Court for Milwaukee County representing the amount of the verdict and accrued interest. Under Wisconsin law, the plaintiffs are liable to Wisconsin Electric upon reversal or reduction of the judgment for the applicable amount of the funds tendered with interest.

   In further post-trial proceedings, the plaintiffs filed with the Milwaukee County Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. On April 27, 2000, the Circuit Court Judge issued a ruling on the matter, imposing the following sanctions against Wisconsin Electric: (i) "judgment in the alternative" as a sanction, thereby finding an alternative basis upon which to sustain the $104.5 million verdict returned by the jury; (ii) a bar against Wisconsin Electric pursuing insurance coverage for the punitive damage portion of the verdict; and (iii) a requirement that Wisconsin Electric pay the plaintiffs' costs relating to the sanctions matter. In addition to its appeal of the judgment entered on the jury's verdict, Wisconsin Electric will also appeal the Judge's ruling on the sanctions matter.

   In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. Management also believes that the sanctions imposed by the Judge were not supported by the evidence or the law. As such, Wisconsin Electric has not established a reserve for potential damages from this suit. For further information, see Item 1. Legal Proceedings - "Environmental Matters" in
   Part II of this report.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Wisconsin Energy Corporation is a holding company whose principal subsidiary as of March 31, 2000 is Wisconsin Electric Power Company, an electric, gas and steam utility. Unless qualified by their context when used in this document, the terms "Wisconsin Energy" or the "Company" refer to the holding company and all of its subsidiaries. During the first three months of 2000, approximately 86% of Wisconsin Energy's consolidated operating revenues and 101% of Wisconsin Energy's consolidated pretax operating income were attributable to Wisconsin Electric. As of March 31, 2000, approximately 80% of Wisconsin Energy's consolidated total assets were attributable to Wisconsin Electric. The following discussion and analysis of financial condition and results of operations includes both Wisconsin Energy and Wisconsin Electric unless otherwise stated.

See Note 2 above in Item 1. Financial Statements - "Notes to Financial Statements" for information concerning the reclassification of certain prior year amounts in the condensed financial statements. See Note 3 above in Item 1. Financial Statements - "Notes to Financial Statements" and "Factors Affecting Results of Operations" below for information concerning Wisconsin Energy's April 26, 2000 acquisition of WICOR, Inc. Because this business combination will be accounted for as a purchase and, therefore, reflected prospectively in Wisconsin Energy's consolidated financial statements from and after the date of the acquisition, the analysis of "Results of Operations" below does not consider the historical operations of WICOR.

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


           RESULTS OF OPERATIONS - 2000 FIRST QUARTER

EARNINGS

During the first quarter of 2000, Wisconsin Energy's consolidated net income and earnings per share of common stock decreased to $50.6 million and $0.42 per share, respectively, compared with $53.5 million and $0.46 per share, respectively, during the first quarter of 1999. For the same periods, Wisconsin Electric's earnings increased to $58.5 million during 2000 compared with $55.7 million during 1999.

Between the comparative periods, a modest increase in earnings from Wisconsin Energy's utility operations, including Wisconsin Electric, was insufficient to offset higher net losses by Wisconsin Energy's non-utility operations, resulting in the decline in Wisconsin Energy's consolidated earnings. A decrease in gas utility gross margin due to unusually warm winter weather during the first quarter of 2000 limited the growth in earnings from utility operations. Scheduled outages at two fossil-fueled non-utility power plants in the state of Connecticut limited their contribution to non-utility earnings during the first quarter of 2000. As a result, net losses from non-utility operations increased during the first quarter of 2000 due to higher costs associated with financing acquisition of these two non-utility power plants in mid-April 1999 and, to a lesser extent, associated with the financing of other non-utility acquisitions made within the past year.

The following table summarizes contributions to Wisconsin
Energy's consolidated earnings per share (basic and diluted) by business segment during the comparative periods.

                                                  Three Months Ended March 31
                                            ---------------------------------------
Earnings Per Share (basic & diluted)-
          Wisconsin Energy                 2000             1999            % Change
-------------------------------------    --------         --------          --------
Utility Operations                        $0.50            $0.49               2.0%
Non-Utility Operations
  Energy                                  (0.04)           (0.03)            (33.3%)
  Other                                   (0.04)            0.00                -
                                          -----            -----
Total                                     $0.42            $0.46              (8.7%)
                                          =====            =====

An analysis of the Company's utility and non-utility pretax operating income as well as an analysis of other income and expense items follows.


UTILITY PRETAX OPERATING INCOME

During the first quarter of 2000, Wisconsin Energy's utility pretax operating income decreased by $12.9 million or 12.4% and Wisconsin Electric's pretax operating income decreased by $12.7 million or 12.4% when compared to the first quarter of 1999. For both Wisconsin Energy and Wisconsin Electric, the positive effects of higher electric utility gross margins due to increased electric energy sales and of lower other operation and maintenance expenses during the first quarter of 2000 were more than offset by the effects of a weather-related decrease in gas utility gross margin and significantly higher depreciation and amortization expenses.

The increase in depreciation and amortization expenses during the first quarter of 2000 was primarily due to higher nuclear decommissioning expenses at Wisconsin Electric. Nuclear decommissioning expenses consist of payments to and earnings of the nuclear decommissioning trust fund. While payments to the nuclear decommissioning trust fund were unchanged between the comparative periods, earnings from nuclear decommissioning trust fund investments, consisting of interest and dividends from as well as gains on the investments, increased by $27.9 million. Because earnings from nuclear trust fund investments are also recognized in "Other Income and Deductions" on the condensed income statements, they are earnings neutral to Wisconsin Electric and to Wisconsin Energy. Excluding the effect of Wisconsin Electric's nuclear decommissioning trust fund earnings on depreciation and amortization expenses, Wisconsin Energy's utility pretax operating income grew by $15.0 million and Wisconsin Electric's pretax operating income grew by $15.2 million between the comparative periods.


Electric Utility Revenues, Gross Margins and Sales

WISCONSIN ENERGY:   Primarily due to higher total electric
utility energy sales during the first quarter of 2000, Wisconsin Energy's total electric operating revenues increased by $17.3 million or 4.3% compared to the first quarter of 1999 and gross margin on electric operating revenues (electric operating revenues less fuel and purchased power expenses) increased by $13.3 million or 4.4%.

                                                  Three Months Ended March 31
Electric Utility Operations -               ---------------------------------------
      Wisconsin Energy                      2000             1999           % Change
------------------------------           ---------         --------         --------
Electric Gross Margin ($000)
  Electric Operating Revenues             $423,834         $406,555            4.3%
  Fuel & Purchased Power                   109,687          105,720            3.8%
                                          --------         --------
Gross Margin                              $314,147         $300,835            4.4%
                                          ========         ========
Total Electric Sales
  (Megawatt-hours)                       7,789,891        7,393,205            5.4%

Further detail about Wisconsin Electric's contributions to Wisconsin Energy's electric utility revenues, gross margins and energy sales follows.


WISCONSIN ELECTRIC:   During the first quarter of 2000, Wisconsin
Electric's total electric operating revenues increased by $17.2 million or 4.3% compared to the first quarter of 1999 and gross margin on electric operating revenues increased by $13.6 million or 4.6%. Wisconsin Electric attributes this growth in large part to higher total electric energy sales during 2000. Gross margin on electric operating revenues also increased due to a lower cost mix of fuel and purchased power used to meet electric demand during the first quarter of 2000.

                                                  Three Months Ended March 31
Electric Utility Operations -               ---------------------------------------
      Wisconsin Electric                    2000             1999           % Change
------------------------------            --------         --------         --------
Electric Gross Margin ($000)
  Electric Operating Revenues             $414,890         $397,674            4.3%
  Fuel & Purchased Power                   105,377          101,788            3.5%
                                          --------         --------
Gross Margin                              $309,513         $295,886            4.6%
                                          ========         ========

As a result of the higher total electric energy sales during the first quarter of 2000 noted above, Wisconsin Electric's total fuel and purchased power expenses increased by $3.6 million or 3.5% between the comparative periods. However, due to higher availability of low cost generation from Point Beach Nuclear Plant during the first quarter of 2000, the rate of increase in total fuel and purchased power expenses was less than the rate of increase in total electric energy sales as well as in total electric operating revenues, contributing to the growth in gross margin on electric operating revenues. During the first quarter of 2000, Wisconsin Electric obtained 25% of its electric energy supply from nuclear generation compared to 17% during the first quarter of 1999.

Wisconsin Electric's total electric energy sales grew by 5.5% between the comparative periods.

                                                  Three Months Ended March 31
Electric Utility Operations -               ---------------------------------------
      Wisconsin Electric                   2000             1999            % Change
------------------------------           ---------        ---------         --------
Electric Sales (Megawatt-hours)
  Residential                            1,850,412        1,792,252            3.2%
  Small Commercial/Industrial            1,986,716        1,948,435            2.0%
  Large Commercial/Industrial            2,813,349        2,760,640            1.9%
  Other-Retail/Municipal                   363,924          309,240           17.7%
  Resale-Utilities                         606,810          415,499           46.0%
                                         ---------        ---------
Total Electric Sales                     7,621,211        7,226,066            5.5%
                                         =========        =========

Compared to the first quarter of 1999, electric energy sales at Wisconsin Electric increased during the first quarter of 2000 primarily due to higher use per customer unrelated to weather. Growth in the average number of customers between the comparative periods in the residential, small commercial/industrial and other retail/municipal customer classes also contributed to the increase in electric energy sales. Sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest electric retail customers, decreased 2.5% during the first quarter of 2000. Excluding the Empire and Tilden iron ore mines, total electric energy sales between the comparative periods grew by 6.2% and sales to the remaining large commercial/industrial customers grew by 3.2%. Sales for resale to other utilities increased by 46.0% primarily due to higher opportunity sales during the first quarter of 2000.


Gas Utility Revenues, Gross Margins and Therm Deliveries

Primarily due to a weather-related decrease in higher margin residential and commercial/industrial retail gas sales during the first quarter of 2000, Wisconsin Electric's gross margin on gas operating revenues (gas operating revenues less cost of gas sold) declined by $4.0 million or 7.5% compared to the first quarter of 1999.

                                                  Three Months Ended March 31
Gas Utility Operations -                    ---------------------------------------
  Wisconsin Electric                       2000             1999            % Change
-------------------------                --------         --------          --------
Gas Gross Margin ($000)
  Gas Operating Revenues                 $118,457         $121,983            (2.9%)
  Cost of Gas Sold                         69,292           68,860             0.6%
                                         --------         --------
Gross Margin                              $49,165          $53,123            (7.5%)
                                         ========         ========

Between the comparative periods, Wisconsin Electric's total natural gas therm deliveries fell by 5.1% and total retail gas sales fell by 9.2% due in large part to an 8.0% decrease in retail gas sales to residential customers and a 9.3% decrease in retail gas sales to commercial/industrial customers. Weather sensitive residential and commercial/industrial retail sales declined due to significantly warmer weather during the first three months of 2000. As measured by heating degree days, the first quarter of 2000 was 9.4% warmer than the first quarter of 1999 and 13.1% warmer than normal.

                                                  Three Months Ended March 31
Gas Utility Operations -                    ---------------------------------------
  Wisconsin Electric                       2000             1999            % Change
-------------------------                --------         --------          --------
Gas Deliveries (000's of Therms)
  Residential                            139,558          151,734             (8.0%)
  Commercial/Industrial                   85,437           94,233             (9.3%)
  Interruptible                            4,187            6,613            (36.7%)
  Interdepartmental                          246              192             28.1%
                                         -------          -------
    Total Retail Gas Sales               229,428          252,772             (9.2%)
  Transported Customer - Owned Gas       109,136          108,200              0.9%
  Transported - Interdepartmental          8,090            4,294             88.4%
                                         -------          -------
Total Gas Deliveries                     346,654          365,266             (5.1%)
                                         =======          =======


Utility Operating Expenses

OTHER OPERATION AND MAINTENANCE: Compared to the first quarter of 1999, other operation and maintenance expenses in Wisconsin Energy's utility business segment decreased by $12.8 million or 7.2% during the first quarter of 2000, with most of the decrease attributable to Wisconsin Electric.

At Wisconsin Electric, the most significant changes in other operation and maintenance expenses between the comparative periods include a $12.0 million decline in nuclear non-fuel expenses, a $4.0 million decline in customer account expenses and a $3.8 million decline in customer service expenses, offset in part by a $2.5 million increase in steam power generation expenses, a $2.5 million increase in administrative and general expenses and a $1.3 million increase in electric transmission expenses.

Nuclear non-fuel expenses declined during 2000 as a result of continued progress on various performance improvement initiatives. During the same period, customer account expenses declined primarily due to lower bad debt expenses and customer service expenses declined primarily due to a change in the period over which conservation investments are being amortized.

Between the comparative periods, steam power generation expenses increased primarily due to a scheduled four week outage at Wisconsin Electric's Pleasant Prairie Power Plant during the first quarter of 2000. During the same periods, administrative and general expenses grew in large part due to higher salary and benefit costs incurred, and electric transmission expenses grew primarily due to higher transmission line and transmission right of way maintenance activities during the first quarter of 2000.

DEPRECIATION AND AMORTIZATION: During the first quarter of 2000, Wisconsin Energy's total utility depreciation and amortization expense increased by $33.7 million compared to the first quarter of 1999, while Wisconsin Electric's total depreciation and amortization expense increased by $33.6 million. Between the comparative periods, total utility depreciation and amortization grew at both companies primarily due to the higher nuclear decommissioning expenses at Wisconsin Electric noted above. Also contributing to the growth in total depreciation and amortization expenses, at the end of 1999 Wisconsin Electric completed amortizing a credit to depreciation for pre-1991 contributions in aid of construction. During the first quarter of 1999, depreciation expense was reduced by $5.7 million as a result of this credit.


NON-UTILITY PRETAX OPERATING INCOME

Due to operation of the Bridgeport Harbor Station ("Bridgeport") and the New Haven Harbor Station ("New Haven") during the first quarter of 2000, which were acquired by Wisvest-Connecticut, LLC in mid-April 1999, Wisconsin Energy's non-utility pretax operating loss decreased by $1.2 million or 30.0% during the first quarter of 2000 compared to the first quarter of 1999. In anticipation of the 2000 summer cooling season, however, the Bridgeport and New Haven power plants, located in the State of Connecticut, underwent scheduled outages during the first quarter of 2000, limiting their contribution to pretax operating income. Bridgeport has returned to service, but the outage for New Haven is not expected to be completed until mid-May 2000, which will also limit its contribution to pretax operating income during the second quarter of 2000. Wisvest-Connecticut, LLC is a wholly-owned non-utility energy subsidiary of Wisvest Corporation, which is in turn a wholly-owned subsidiary of Wisconsin Energy.

The following table includes a summary of Wisconsin Energy's non-utility pretax operating losses during the comparative periods.

                                                  Three Months Ended March 31
                                            ---------------------------------------
Non-Utility Operations ($000)              2000             1999            % Change
-----------------------------            --------         --------          --------
Operating Revenues
  Independent Power Production            $31,784          $  -                 -
  Energy Marketing, Trading
    & Services                             31,408           14,005            124.3%
  Other                                    14,836            5,992            147.6%
                                          -------          -------
    Total Operating Revenues               78,028           19,997            290.2%
Operating Expenses
  Fuel and Purchased Power                 50,645           14,675            245.1%
  Other                                    30,184            9,322            223.8%
                                          -------          -------
    Total Operating Expenses               80,829           23,997            236.8%
                                          -------          -------
Pretax Operating Loss                     ($2,801)         ($4,000)            30.0%
                                          =======          =======

NON-UTILITY OPERATING REVENUES: As a result of the power plant acquisitions noted above, non-utility energy operations realized $31.8 million of operating revenues during the first quarter of 2000 through the sale of 838,870 megawatt-hours of electric energy by Wisvest-Connecticut, LLC. In addition, non-utility energy operations increased its operating revenues by $17.4 million or 124.3% between the first quarter of 2000 and the first quarter of 1999 as a result of a growth in energy marketing, trading and services activities. Between the comparative periods, other non-utility operating revenues increased by $8.8 million or 147.6%, including $5.8 million of additional ancillary revenues from energy activities, $1.9 million of additional rental income from real estate activities and $1.1 million of additional operating revenues from recycling activities.

NON-UTILITY OPERATING EXPENSES: During the first quarter of 2000, non-utility fuel and purchased power expenses increased by $36.0 million or 245.1% when compared to the first quarter of 1999 due to independent power production activities that began in mid-April 1999 by Wisvest-Connecticut, LLC and to a growth in energy marketing, trading and services activities. Other operating expenses grew by $20.9 million or 223.8% between the comparative periods primarily due to operation of the Bridgeport and New Haven Harbor Stations since mid-April 1999, and, to a lesser extent, due to additional recycling activities.


OTHER ITEMS

OTHER INCOME AND DEDUCTIONS: Compared to the three months ended March 31, 1999, Other Income and Deductions - Other increased by $25.3 million at Wisconsin Energy and by $25.7 million at Wisconsin Electric primarily due to higher gains on nuclear decommissioning trust fund investments during the three months ended March 31, 2000. As noted above, however, gains on nuclear decommissioning trust fund investments are also recognized as a corresponding charge to depreciation expense on the condensed income statements and are earnings neutral.

INTEREST CHARGES AND OTHER: Wisconsin Energy's total interest expense grew by $9.0 million between the comparative periods of which $8.2 million was attributable to non-utility operations. Non-utility distributions on trust preferred securities also increased by $3.2 million during the first quarter of 2000.
These higher costs are associated primarily with financing Wisvest-Connecticut, LLC's acquisition of the Bridgeport Harbor Station and the New Haven Harbor Station in mid-April 1999 and, to a lesser extent, with additional outside financing required for increased non-utility real estate activities during the past year.

INCOME TAXES: Compared to the first quarter of 1999, Wisconsin Energy's income taxes increased by approximately $3.8 million and Wisconsin Electric's income taxes increased by $6.5 million due to increased taxable income at Wisconsin Electric during the first quarter of 2000.


             FACTORS AFFECTING RESULTS OF OPERATIONS

ACQUISITION OF WICOR, INC.

On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. through a subsidiary merger involving the payment of approximately
$1.2 billion in cash, including related fees and expenses, for all outstanding shares of WICOR common stock (except for shares of restricted stock). Approximately $300 million of WICOR debt remained outstanding following the acquisition. The business combination, which was funded through the issuance of commercial paper, will be accounted for as a purchase prospectively from the date of acquisition. As a result, Wisconsin Energy anticipates that it will incur significant increases in interest expense and goodwill amortization expense in its results of operations during the remainder of 2000.

WICOR is a diversified holding company with two principal business groups: energy services and pump manufacturing. Wisconsin Energy is undertaking a thorough review of WICOR's operations and studying the manner in which the operations of the two companies can best be optimized and intends to take such actions as a result of this review as may be deemed appropriate under the circumstances. Wisconsin Energy currently intends to continue the primary business operations of WICOR and to continue to use the physical assets of such primary business operations for that purpose, while integrating such operations with its own.

As provided by the merger agreement, effective with the merger, George E. Wardeberg, the Chairman and Chief Executive Officer of WICOR, was elected as a director and appointed as Vice Chairman of the Board of Directors of Wisconsin Energy. Willie D. Davis, an outside director of WICOR, was also elected to the Wisconsin Energy Board of Directors.

For additional information related to the acquisition of WICOR, see "Liquidity and Capital Resources" below as well as Item 1.
Financial Statements - "Notes to Financial Statements" in Part I of this report.


NUCLEAR MATTERS

SPENT FUEL STORAGE AND DISPOSAL:   As a result of implementation
of extended fuel cycles, three remaining casks originally authorized for temporary dry storage of spent fuel by the Public Service Commission of Wisconsin and remaining space in the spent fuel pool, Wisconsin Electric currently estimates that it has sufficient temporary spent fuel storage capacity to continue operating Point Beach Nuclear Plant until the spring of 2005. On May 2, 2000, Wisconsin Electric applied to the Public Service Commission of Wisconsin for authority to obtain and load enough additional casks to hold all spent fuel from Point Beach during the remainder of the plant's current licensed life. The current United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.


LEGAL MATTERS

GIDDINGS & LEWIS INC. / CITY OF WEST ALLIS LAWSUIT:   See Item 1.
Legal Proceedings - "Environmental Matters" in Part II of this report for information concerning a July 1999 jury verdict against Wisconsin Electric awarding the plaintiffs $4.5 million of actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.


ELECTRIC SYSTEM RELIABILITY MATTERS

300-MEGAWATT CONTRACT WITH SOUTHERN ENERGY:   As previously
reported, Wisconsin Electric signed an eight year agreement in August 1998 with Atlanta-based Southern Energy, Inc. to purchase all of the electric output from Southern Energy's 300-megawatt natural gas-fired peaking power plant in Neenah, Wisconsin. This new facility began commercial operations on May 8, 2000.


INDUSTRY RESTRUCTURING AND COMPETITION

ELECTRIC UTILITY INDUSTRY RESTRUCTURING IN MICHIGAN:   As
previously reported, the Michigan Legislature continues to consider bills addressing retail access for customers of electric service providers, and mitigation of market power, among other subjects. To date, no bill has been passed by either legislative chamber, and the prospects for passage of any bill during the remainder of 2000 are uncertain.


RATES AND REGULATORY MATTERS

2000/2001 TEST YEARS:   See Item 1. Legal Proceedings - "Rates
and Regulatory Matters" in Part II of this report for information concerning an application that Wisconsin Electric filed with the Public Service Commission of Wisconsin in September 1999 requesting incremental price relief for specific capital investments and for a one-time accounting adjustment as well as a related interim order received from the Public Service Commission of Wisconsin in April 2000.


ENVIRONMENTAL MATTERS

NON-UTILITY AIR QUALITY MATTERS:   As previously reported, the
Connecticut legislature was considering legislation that would have imposed air quality restrictions on Wisvest-Connecticut, LLC's Bridgeport Harbor Station and New Haven Harbor Station in addition to those air quality restrictions required by current federal and state law. On May 3, 2000, the Connecticut legislature adjourned without enacting any legislation on this subject, and is not expected to reconvene until 2001.


2000 OUTLOOK

EARNINGS:   Wisconsin Energy currently projects that its 2000
earnings will be in the range of $1.65 to $1.85 per share. This earnings projection includes or assumes, among other factors, the effects of: unusually warm weather during the first quarter of 2000; goodwill amortization and interest charges associated with the WICOR acquisition; modest synergy savings as a result of the WICOR merger; the absence of WICOR's results from January through April 26, 2000; and normal weather and operations of Wisconsin Energy and all of its subsidiaries, including WICOR and its subsidiaries, during the remainder of 2000. Subject to the many variables which can affect such a projection, earnings in 2001 are expected to increase from these levels reflecting a full year of earnings contributions from WICOR and attainment of a higher level of merger-related savings.

These earnings projections are forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business and competitive conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in natural gas prices and supply availability; unusual weather; risks associated with non-utility diversification; timely realization of anticipated net cost savings from the WICOR merger; regulatory decisions; disposition of legal proceedings; and foreign governmental, economic, political and currency risk. See "Cautionary Factors" below.


                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
totaled $293.0 million at Wisconsin Energy and $295.0 million at Wisconsin Electric during the first three months of 2000. This compares to $152.7 million at Wisconsin Energy and $169.1 million at Wisconsin Electric during the same period in 1999.

INVESTING ACTIVITIES:   Net cash used in investing activities
totaled $181.1 million at Wisconsin Energy and $137.7 million at Wisconsin Electric during the first three months of 2000 compared to $123.7 million at Wisconsin Energy and $100.7 million at Wisconsin Electric during the same period in 1999.

Wisconsin Energy's consolidated investing activities during the first three months of 2000 included $135.0 million for the acquisition or construction of new or improved facilities of which $87.0 million was for a number of projects related to utility plant at Wisconsin Electric, $26.3 million was for non-utility real estate development activities by Wispark Corporation and $17.7 million was for non-utility energy projects at Wisvest Corporation. During 2000, Wisconsin Electric recorded
$36.0 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and $10.6 million for the acquisition of nuclear fuel.

FINANCING ACTIVITIES:   During the first three months of 2000,
Wisconsin Energy used $160.6 million of net cash for financing activities compared to receiving a net of $73.3 million during the first three months of 1999. Wisconsin Electric used a net of $200.3 million for financing activities during the first quarter of 2000 compared to using a net of $75.8 million during the same period in 1999.

During the first quarter of 2000, Wisconsin Energy issued 1,252,854 new shares of common stock which were purchased by participants in the Company's stock plans with cash investments and reinvested dividends aggregating approximately $23.1 million. Also during the three months ended March 31, 2000, Wispark Corporation secured $15.5 million of bank financing in the form of adjustable rate mortgage notes due 2000-2003 to finance the construction or purchase of various facilities. During the three months ended March 31, 2000, Wisconsin Energy decreased its short-term debt in the form of commercial paper by $137.2 million, the net of a $10.4 million increase by Wisconsin Energy's non-utility operations and a $147.6 million decrease attributable to Wisconsin Electric. Also during the first quarter of 2000, Wisconsin Energy paid $46.5 million of dividends on its common stock compared to $44.9 million paid by Wisconsin Electric.

CAPITAL REQUIREMENTS AND RESOURCES:   Excluding the cash paid for
the WICOR acquisition, capital requirements during the remainder of 2000 are expected to be principally for construction expenditures and for other investments, for long-term debt maturity and sinking fund requirements, and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Including WICOR and its subsidiaries, Wisconsin Energy's total consolidated construction and other investment budget for the remainder of 2000 is approximately $580 million, including $325 million at Wisconsin Electric. These cash requirements are expected to be met through a combination of the following possible resources: internal sources of funds from operations, short-term borrowings, the issuance of intermediate or long-term debt, the issuance of additional trust preferred securities, and proceeds from the sale of new-issue common stock under Wisconsin Energy's stock plans. The amount and timing of any capital market financing has not been determined and will depend on market conditions and other factors.

Wisconsin Energy funded the April 26, 2000 acquisition of WICOR, Inc. through issuance in the institutional private placement market of $1.2 billion of commercial paper with a weighted average effective interest rate of 6.09%. Wisconsin Energy has arranged for two new bank back-up credit facilities to provide credit support for the issuance of Wisconsin Energy's commercial paper: a $1.0 billion 364-day bank back-up credit facility and a $500 million three-year bank back-up credit facility. In addition, approximately $300 million of WICOR debt remains outstanding. The following table shows Wisconsin Energy's consolidated capitalization structure at March 31, 2000, as reported, and pro formed to give effect to the acquisition of WICOR as if the merger had occurred as of that date.

                                                         March 31, 2000
Capitalization Structure -           ------------------------------------------------------
     Wisconsin Energy                      As Reported                  As Adjusted
--------------------------           -------------------------   --------------------------
                                                     (Thousands of Dollars)
Common Equity                        $2,034,985      42.0%       $2,062,182       32.5%
Preferred Stock                          30,450       0.6%           30,450        0.5%
Trust Preferred Securities              200,000       4.1%          200,000        3.1%
Long-Term Debt (Including
  current maturities                  2,204,844      45.6%        2,426,544       38.2%
Short-Term Debt                         370,285       7.7%        1,635,137       25.7%
                                     ----------     ------       ----------      ------
                                     $4,840,564     100.0%       $6,354,313      100.0%
                                     ==========     ======       ==========      ======

For additional information related to the acquisition of WICOR, see "Factors Affecting Results of Operations" above as well as
Item 1. Financial Statements - "Notes to Financial Statements" in
Part I of this report.

Currently, Wisconsin Energy is conducting a strategic assessment of its portfolio of non-utility assets. The Company may make further investments and/or acquisitions from time to time in projects or entities that are expected to provide a satisfactory return on the investment. Wisconsin Energy may sell all or a portion of Witech Corporation and a portion of its ownership interest in certain Wisvest Corporation investments. As a result, the Company expects that its future long-term capital requirements as well as its capital resources may continue to vary from historical levels.

On May 11, 2000, Wisconsin Energy announced that certain assets of its non-utility real estate development company, Wispark Corporation, would be sold over the next 12 to 18 months. Wispark Corporation's assets are currently valued at approximately $300 million, and Wisconsin Energy expects to sell approximately 80% of these assets. Proceeds from the sale will be used to pay down the Company's corporate debt.

In April 2000, in conjunction with consummation of Wisconsin Energy's acquisition of WICOR, Moody's Investors Service ("Moody's") assigned a general corporate rating of A1 to Wisconsin Energy and maintained its ratings of the debt securities of Wisconsin Energy and Wisconsin Electric. Duff & Phelps Inc. ("D&P") reaffirmed its long-term credit ratings of Wisconsin Energy and Wisconsin Energy Capital Corporation as well as its short-term rating of Wisconsin Electric, but downgraded its long-term credit ratings of Wisconsin Electric. Fitch Investors Service ("Fitch") assigned initial credit ratings for Wisconsin Energy, Wisconsin Energy Capital Corporation, WEC Capital Trust I trust preferred securities and Wisconsin Electric commercial paper and reaffirmed its long-term ratings of Wisconsin Electric. Also in April 2000, Standard & Poors Corporation ("S&P") lowered its ratings on Wisconsin Energy and Wisconsin Energy's subsidiaries except for the short-term ratings of Wisconsin Electric, which were reaffirmed. In conjunction with its debt rating adjustments at the end of April 2000, S&P removed all long-term ratings on Wisconsin Energy and its subsidiaries from credit watch with negative implications, assigning a negative outlook.

In June 1999, S&P and Moody's confirmed the ratings of securities of Wisconsin Gas Company, WICOR's natural gas distribution utility subsidiary ("Wisconsin Gas"). These rating actions followed the June 28, 1999 announcement that Wisconsin Energy would acquire WICOR. In April 2000, S&P revised the outlook on Wisconsin Gas from stable to negative and Fitch assigned initial credit ratings for Wisconsin Gas.

The following table summarizes various current ratings of Wisconsin Energy's and Wisconsin Electric's securities by S&P, Moody's, D&P and Fitch as well as securities of Wisconsin Gas by S&P and Moody's. WICOR's holding company has no debt outstanding and the commercial paper of WICOR Industries, Inc., a wholly-owned subsidiary of WICOR, is unrated.

                                          S & P         Moody's         D & P          Fitch
                                        ---------      ---------      ---------      ---------
Wisconsin Energy Corporation
  Commercial Paper                         A-1            P-1            D-1            F1

Wisconsin Electric Power Company
  Commercial Paper                         A-1+           P-1            D-1+           F1+
  Senior Secured Debt                      AA-            Aa2            AA             AA
  Unsecured Debt                           A+             Aa3            AA-            AA-
  Preferred Stock                          A              aa3            AA-            AA-

Wisconsin Gas Company
  Commercial Paper                         A-1+           P-1             -             F1+
  Senior Unsecured Debt                    AA-            Aa2             -             AA-

Wisconsin Energy Capital Corporation
  Unsecured Debt                           A+             A1              A+             A+

WEC Capital Trust I
  Trust Preferred Securities               A-             a1              A              A

At March 31, 2000, Wisconsin Energy had $398 million of unused lines of bank credit on a consolidated basis of which $128 million was attributable to Wisconsin Electric. As noted above, Wisconsin Energy obtained an additional $1.5 billion of bank lines in April 2000 in conjunction with its acquisition of WICOR. At March 31, 2000, WICOR had approximately $130 million of unused bank lines on a consolidated basis of which $77 million was attributable to Wisconsin Gas.

                              *****

For certain other information which may impact Wisconsin Energy's and Wisconsin Electric's future financial condition or results of operations, see Item 1. Financial Statements - "Notes to
Financial Statements" in Part I of this report as well as Item 1.
Legal Proceedings in Part II of this report.


                       CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Energy, Wisconsin Electric or Wisconsin Gas. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Energy's, Wisconsin Electric's or Wisconsin Gas' actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Energy's, Wisconsin Electric's or Wisconsin Gas' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.


OPERATING, FINANCIAL AND INDUSTRY FACTORS

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of Wisconsin Electric's, Edison Sault Electric Company's or Wisvest Corporation's generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of spent nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil fuel power plants; or the siting approval process for new generation and transmission facilities.

* The rapidly changing and increasingly competitive electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

* Consolidation of the industry as a result of the combination and acquisition of utilities in the midwest, nationally and globally.

* Restrictions imposed by various financing arrangements and regulatory requirements on the ability of Wisconsin Electric, Wisconsin Gas or other subsidiaries to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances.

* Changes in social attitudes regarding the utility and power industries.

* Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

* The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters including the final outcome of the Giddings &
  Lewis, Inc. / City of West Allis lawsuit against Wisconsin
  Electric.

* Factors affecting the availability or cost of capital such as changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, the Company or any of its subsidiaries; or security ratings.

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

* Factors affecting foreign non-utility operations and investments including foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental or energy regulations.

* Other business or investment considerations that may be disclosed from time to time in Wisconsin Energy's, Wisconsin
  Electric's or Wisconsin Gas' Securities and Exchange Commission filings or in other publicly disseminated written documents.


BUSINESS COMBINATION FACTORS

* Consummation of the merger with WICOR, which will have a significant effect on the future operations and financial position of Wisconsin Energy. Specific factors include:

  * Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and WICOR.

  * Unanticipated financing or other consequences resulting from the additional short-term debt issued to fund the acquisition of WICOR.

  * Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service
     Commission of Wisconsin as a condition of approval of the merger.

Wisconsin Energy, Wisconsin Electric and Wisconsin Gas undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

For information concerning Wisconsin Energy's and Wisconsin Electric's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks" in Part II of Wisconsin Energy's and Wisconsin Electric's combined Annual Report on Form 10-K for the year ended
December 31, 1999.



                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal
Proceedings in Part I of Wisconsin Energy's and Wisconsin
Electric's combined Annual Report on Form 10-K for the year ended
December 31, 1999.


                      ENVIRONMENTAL MATTERS

GIDDINGS & LEWIS, INC. / CITY OF WEST ALLIS LAWSUIT:   In July
1996, Giddings & Lewis, Inc., Kearney & Trecker Corporation, now a part of Giddings & Lewis, Inc., and the City of West Allis brought an action in the Milwaukee County Circuit Court alleging that in 1959 Wisconsin Electric had deposited cyanide contaminated wood chips at two sites in West Allis, Wisconsin, owned by the plaintiffs. Environmental remediation at both sites was completed several years ago, with the current owners paying for disposal of materials found on their respective portions of the sites. Internal investigations led Wisconsin Electric to believe that it was not the source of this waste.

In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages for clean-up costs and loss of property value and $100 million in punitive damages. In October 1999, the Circuit Court denied Wisconsin Electric's post trial motions and directed that judgment on the verdict be entered. Wisconsin Electric has filed a notice of appeal of the judgment to the Wisconsin Court of Appeals.

In December 1999, in order to stop the post-judgment accrual of interest at 12% per annum during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of "Deferred Charges and Other
Assets - Other" on the condensed balance sheets, to the Clerk of Circuit Court for Milwaukee County representing the amount of the verdict and accrued interest. Under Wisconsin law, the plaintiffs are liable to Wisconsin Electric upon reversal or reduction of the judgment for the applicable amount of the funds tendered with interest.

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that it had no insurance coverage for the punitive damage award. The Circuit Court held hearings on the sanctions issue in February 2000. On April 27, 2000, the Circuit Court Judge issued a ruling on the sanctions matter, imposing the following sanctions against Wisconsin
Electric: (i) "judgment in the alternative" as a sanction, thereby finding an alternative basis upon which to sustain the $104.5 million verdict returned by the jury; (ii) a bar against Wisconsin Electric pursuing insurance coverage for the punitive damage portion of the verdict; and (iii) a requirement that Wisconsin Electric pay the plaintiffs' costs relating to the sanctions matter. In addition to its appeal of the judgment entered on the jury's verdict, Wisconsin Electric will also appeal the Judge's ruling on the sanctions matter.

In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. Management also believes that the sanctions imposed by the Judge were not supported by the evidence or the law. As such, Wisconsin Electric has not established a reserve for potential damages from this suit.


                  RATES AND REGULATORY MATTERS

2000/2001 TEST YEARS:   In September 1999, Wisconsin Electric
submitted an application with the Public Service Commission of Wisconsin requesting incremental price relief for specific capital investments for electric and gas system reliability and safety and for a one-time accounting adjustment. The application further recommended the adoption of performance-based measures and incentives. In its application, Wisconsin Electric proposed a two-step price increase. The first requested increase, to be effective January 1, 2000, totaled $46 million (3.1%) for electric operations and $8 million (2.3%) for gas operations.
The second requested price increase, to be effective January 1, 2001, totaled $29 million (2.0%) for electric operations.

On December 23, 1999, Wisconsin Electric requested that interim price relief be granted by the Public Service Commission of Wisconsin, subject to refund, as soon as possible because it anticipated that a final order on its price request would not be issued until the summer of 2000. Wisconsin Electric withdrew its request to implement performance-based prices because some elements of the proposed performance-based price plan were not compatible with the Public Service Commission of Wisconsin's approval of the Company's merger with WICOR. On March 23, 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's request for interim price increases, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which is subject to potential refund, became effective April 11, 2000. Rates in the interim order are based on a 12.2% return on common equity and will be in effect until superceded by a final order establishing new rates.

The Public Service Commission of Wisconsin finished hearing testimony on Wisconsin Electric's original September 1999 application on April 26, 2000. Subject to unexpected delays or other matters that might arise in the interim, Wisconsin Electric expects a final order on its September 1999 incremental price relief application to be issued by the Public Service Commission of Wisconsin in the summer of 2000.

As a condition of its approval of Wisconsin Energy's merger with WICOR, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze that becomes effective on January 1, 2001 concurrent with any second step rate changes included in the final order on the 2000/2001 test years.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in the applicable Form 10-Q report:

Exhibit No.
-----------

                  WISCONSIN ENERGY CORPORATION

  2.1 Agreement and Plan of Merger, dated as of June 27, 1999, as amended as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc.(incorporated herein by reference to Appendix A to the joint proxy statement/prospectus dated September 10, 1999, included in Wisconsin Energy's Registration on Form S-4 filed on September 9, 1999 (File No. 333-86827) (the "Form S-4")).

  2.2 Amendment to Agreement and Plan of Merger dated as of September 9, 1999 (incorporated herein by reference to Exhibit
          2.2 to the Form S-4).

  2.3 Second Amendment to Agreement and Plan of Merger dated as of April 26, 2000 (incorporated herein by reference to Exhibit
          2.3 to Wisconsin Energy's Current Report on Form 8-K dated as of April 26, 2000).

  3.1     Bylaws of Wisconsin Energy, as amended to May 1, 2000.

  10.1(a) Updated form of Incentive Stock Option Agreement under
          1993 Omnibus Stock Incentive Plan, as amended.

  10.1(b) Updated form of Non-Qualified Stock Option Agreement under 1993 Omnibus Stock Incentive Plan, as amended.

  10.2(a) Employment Agreement with George E. Wardeberg as Vice
          Chairman of the Board of Directors of Wisconsin Energy
          Corporation, effective April 26, 2000.

  10.2(b) Non-Qualified Stock Option Agreement with George E.
          Wardeberg, dated April 26, 2000, granted pursuant to the Employment Agreement.

  10.3    Amended and Restated Wisconsin Energy Corporation
          Special Executive Severance Policy, effective as of
          April 26, 2000.

  10.4    Amended and Restated Wisconsin Energy Corporation
          Executive Severance Policy, effective as of April 26,
          2000.

  27.1 Wisconsin Energy Corporation Financial Data Schedule for the three months ended March 31, 2000.

  27.2 Wisconsin Energy Corporation Restated Financial Data Schedule for the three months ended March 31, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Energy's current financial statement presentation.


                WISCONSIN ELECTRIC POWER COMPANY

  3.2 Bylaws of Wisconsin Electric Power Company as amended to May 1, 2000.

  27.3    Wisconsin Electric Power Company Financial Data
          Schedule for the three months ended March 31, 2000.

  27.4 Wisconsin Electric Power Company Restated Financial Data Schedule for the three months ended March 31, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.


(b)    REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by Wisconsin Energy or by Wisconsin Electric during the quarter ended March 31, 2000.

   A Current Report on Form 8-K dated as of April, 26, 2000 was filed by Wisconsin Energy disclosing the consummation of Wisconsin Energy's acquisition of WICOR, Inc., an update on securities ratings, and the Circuit Court Judge's ruling on the sanctions matter relating to the Giddings & Lewis / City of West Allis lawsuit, and incorporating and filing as an exhibit WICOR's historical financial statements.

   A Current Report on Form 8-K dated as of April 27, 2000 was filed by Wisconsin Electric disclosing an update on securities ratings and the Circuit Court Judge's ruling on the sanctions matter relating to the Giddings & Lewis / City of West Allis lawsuit.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WISCONSIN ENERGY CORPORATION
                               ----------------------------
                                       (Registrant)

                         /s/ Paul Donovan
Date:  May 12, 2000      -----------------------------------
                         Paul Donovan, Senior Vice President,
                         Chief Financial Officer and duly
                         authorized officer



                             WISCONSIN ELECTRIC POWER COMPANY
                             --------------------------------
                                       (Registrant)

                         /s/ Calvin H. Baker
Date:  May 12, 2000      -----------------------------------------
                         Calvin H. Baker, Vice President -
                         Finance, Chief Financial Officer and duly
                         authorized officer



                WISCONSIN ELECTRIC POWER COMPANY
      FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2000

                          EXHIBIT INDEX

  The following exhibits are in this report:

  Exhibit No.
  -------------

  3.2 Bylaws of Wisconsin Electric Power Company as amended to May 1, 2000.

  27.3    Wisconsin Electric Power Company Financial Data
          Schedule for the three months ended March 31, 2000.

  27.4 Wisconsin Electric Power Company Restated Financial Data Schedule for the three months ended March 31, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.