Form 10-Q
period 2000-06-30
WISCONSIN ELECTRIC POWER CO
filed 2000-08-14
CIK 107815

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2000



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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (August 10, 2000):

Common Stock, $10 Par Value   33,289,327 shares outstanding.


Wisconsin  Energy  Corporation is the sole  holder  of  Wisconsin
Electric Power Company Common Stock.



                         WISCONSIN ELECTRIC POWER COMPANY
                         --------------------------------

               FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2000

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

1.   Financial Statements
       Condensed Income Statement...............................................
       Condensed Balance Sheet..................................................
       Statement of Cash Flows..................................................
       Notes to Financial Statement.............................................

2.   Management's Discussion and Analysis of
       Financial Conditions and Results of Operations...........................

3.   Quantitative and Qualitative Disclosures About Market Risk.................

                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................

4.   Submission of Matters to a Vote of Security Holders........................

6.   Exhibits and Reports on Form 8-K...........................................

     Signatures.................................................................



                          INTRODUCTION

Wisconsin Electric Power Company, a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is an electric, gas and steam utility ("Wisconsin Electric" or "the Company") with operations in the states of Wisconsin and Michigan. The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Electric's 1999 Annual Report on Form 10-K.



                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                 WISCONSIN ELECTRIC POWER COMPANY
                                    CONDENSED INCOME STATEMENT
                                           (Unaudited)

                                        Three Months Ended June 30      Six Months Ended June 30
                                        --------------------------     --------------------------
                                             2000          1999            2000           1999
                                         -----------    ----------     -----------     ----------
                                                          (Millions of Dollars)
Operating Revenues                          $496.9         $469.9        $1,037.7        $997.7

Operating Expenses
  Fuel and purchased power                   116.5          109.3           221.9         211.1
  Cost of gas sold                            39.3           27.7           108.6          96.6
  Other operation and maintenance            165.8          163.2           326.6         336.6
  Depreciation, decommissioning
    and amortization                          67.0           54.0           133.5         114.7
  Property and revenue tax                    16.9           16.8            34.3          33.6
                                            ------         ------        --------        ------
    Total Operating Expenses                 405.5          371.0           824.9         792.6
                                            ------         ------        --------        ------
Operating Income                              91.4           98.9           212.8         205.1

Other Income and Deductions
  Interest income                              0.8            1.8             2.4           3.7
  Allowance for other funds
   used during construction                    1.0            1.4             1.9           2.4
  Other                                        -             (0.4)           (0.3)          5.3
                                            ------         ------        --------        ------
    Total Other Income & Deductions            1.8            2.8             4.0          11.4

Financing Costs
  Interest expense                            28.9           28.4            58.1          56.8
  Allowance for borrowed funds
   used during construction                   (0.5)          (0.7)           (0.9)         (1.2)
                                            ------         ------        --------        ------
    Total Financing Costs                     28.4           27.7            57.2          55.6
                                            ------         ------        --------        ------
Income Before Income Taxes                    64.8           74.0           159.6         160.9

Income Taxes                                  24.6           25.6            60.6          56.5
                                            ------         ------        --------        ------
Net Income                                    40.2           48.4            99.0         104.4

Preferred Stock Dividend Requirement           0.3            0.3             0.6           0.6
                                            ------         ------        --------        ------
Earnings Available for Common
  Stockholder                                $39.9          $48.1           $98.4        $103.8
                                            ======         ======        ========        ======

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                 CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                    June 30, 2000      December 31, 1999
                                                    -------------      -----------------
                                                           (Millions of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                     $5,221.1            $5,070.2
  Gas utility                                             564.4               552.4
  Steam utility                                            63.9                63.5
  Common utility                                          396.9               391.8
  Other property                                            7.8                 7.6
  Accumulated provision for depreciation               (3,330.1)           (3,189.9)
                                                       --------            --------
                                                        2,924.0             2,895.6
  Construction work in progress                            79.0                99.0
  Leased facilities - net                                 124.5               127.3
  Nuclear fuel - net                                       87.2                83.4
                                                       --------            --------
     Net Property, Plant and Equipment                  3,214.7             3,205.3

Investments                                               707.6               663.8

Current Assets
  Cash and cash equivalents                                 8.0                49.9
  Accounts receivable                                     171.5               166.6
  Accrued utility revenues                                 90.3               133.4
  Materials, supplies and fossil fuel                     191.0               197.2
  Prepayments and other assets                             65.2                98.8
                                                       --------            --------
     Total Current Assets                                 526.0               645.9

Deferred Charges and Other Assets
  Accumulated deferred income taxes                       192.4               188.2
  Other                                                   361.7               349.4
                                                       --------            --------
     Total Deferred Charges and Other Assets              554.1               537.6
                                                       --------            --------
Total Assets                                           $5,002.4            $5,052.6
                                                       ========            ========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock                                           $863.6              $863.6
  Retained earnings                                     1,025.9             1,017.3
                                                       --------            --------
     Total Common Stock Equity                          1,889.5             1,880.9
  Preferred stock                                          30.4                30.4
  Long-term debt                                        1,667.2             1,677.6
                                                       --------            --------
     Total Capitalization                               3,587.1             3,588.9

Current Liabilities
  Long-term debt due currently                             28.5                30.8
  Short-term debt                                         188.6               264.7
  Accounts payable                                        143.5               127.1
  Accrued liabilities                                     101.4                86.1
  Other                                                    39.8                39.7
                                                       --------            --------
     Total Current Liabilities                            501.8               548.4

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       608.4               610.0
  Other                                                   305.1               305.3
                                                       --------            --------
     Total Deferred Credits and Other Liabilities         913.5               915.3
                                                       --------            --------
Total Capitalization and Liabilities                   $5,002.4            $5,052.6
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                 STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                          Six Months Ended June 30
                                                       -------------------------------
                                                          2000                1999
                                                       -----------         -----------
                                                           (Millions of Dollars)
Operating Activities
  Net income                                             $99.0              $104.4
  Reconciliation to cash
    Depreciation, decommissioning
     and amortization                                    133.5               114.7
    Nuclear fuel expense - amortization                   14.7                11.8
    Conservation expense - amortization                    2.8                11.2
    Debt premium, discount & expense amortization          1.3                 1.3
    Deferred income taxes - net                           (6.3)               (4.7)
    Investment tax credit - net                           (2.3)               (2.3)
    Allowance for other funds
     used during construction                             (1.9)               (2.4)
    Change in - Accounts receivable                       (4.9)                0.8
                Inventories                                6.2                17.7
                Other current assets                      76.7                35.4
                Accounts payable                          16.4               (27.5)
                Other current liabilities                 15.4                16.2
    Other                                                 (0.2)              (14.6)
                                                        ------              ------
Cash Provided by Operating Activities                    350.4               262.0

Investing Activities
  Capital expenditures                                  (174.6)             (183.2)
  Allowance for borrowed funds
   used during construction                               (0.9)               (1.2)
  Nuclear fuel                                           (21.7)              (13.7)
  Nuclear decommissioning trust                           (8.8)               (8.8)
  Other                                                   (5.0)               (5.7)
                                                        ------              ------
Cash Used in Investing Activities                       (211.0)             (212.6)

Financing Activities
  Issuance of long-term debt                               -                  29.5
  Retirement of long-term debt                           (14.8)              (12.1)
  Change in short-term debt                              (76.1)               20.9
  Dividends paid on - Common stock                       (89.8)              (89.8)
                      Preferred stock                     (0.6)               (0.6)
                                                        ------              ------
Cash Used in Financing Activities                       (181.3)              (52.1)
                                                        ------              ------
Change in Cash and Cash Equivalents                      (41.9)               (2.7)

Cash and Cash Equivalents at Beginning of Period          49.9                14.2
                                                        ------              ------
Cash and Cash Equivalents at End of Period                $8.0               $11.5
                                                        ======              ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                   $68.2               $64.1
  Income taxes                                            26.4                62.1

The accompanying notes are an integral part of these financial statements.


                WISCONSIN ELECTRIC POWER COMPANY
                 NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

1. The accompanying unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8. Financial Statements and Supplementary Data in Wisconsin Electric's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations and financial position of Wisconsin Electric, have been included in the accompanying income statements and balance sheets. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative, however, of the results which may be expected for the year 2000 because of seasonal and other factors.

2. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.

3. Wisconsin Electric, a wholly-owned subsidiary of Wisconsin
   Energy Corporation, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, natural gas and steam utility segments. The electric utility engages in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas in four service areas in southeastern, east central, western and northern Wisconsin. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee, Wisconsin area. The following table summarizes the reportable operating segments of Wisconsin Electric for the three and six month periods ended June 30, 2000 and 1999.

Wisconsin Electric
  Power Company               Electric      Gas          Steam          Total
------------------           ----------   -------      ---------      ---------
                                             (Millions of Dollars)
     Three Months Ended
     ------------------
June 30, 2000
 Operating Revenues (a)        $427.2       $64.4         $5.3          $496.9
 Operating Income (Loss) (b)     93.3        (2.5)         0.6            91.4

June 30, 1999
 Operating Revenues (a)        $416.5       $49.5         $3.9          $469.9
 Operating Income (Loss) (b)    101.2        (2.1)        (0.2)           98.9


      Six Months Ended
      ----------------
June 30, 2000
 Operating Revenues (a)        $842.1      $182.9        $12.7        $1,037.7
 Operating Income (b)           190.7        19.3          2.8           212.8

June 30, 1999
 Operating Revenues (a)        $814.1      $171.5        $12.1          $997.7
 Operating Income (b)           177.4        25.2          2.5           205.1

(a) Wisconsin Electric accounts for intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

(b) Interest income, interest expense and operating income taxes are not included in segment operating income.



ITEM 2. MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Wisconsin Electric Power Company, a wholly-owned subsidiary of Wisconsin Energy Corporation, is an energy utility with electric, natural gas and steam utility operations. See Note 2 above in
Item 1. Financial Statements - "Notes to Financial Statements" for information concerning the reclassification to current year presentation of certain amounts in Wisconsin Electric's prior year financial statements.

CAUTIONARY FACTORS: A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted in "Factors Affecting Results of Operations" and "Cautionary Factors."


           RESULTS OF OPERATIONS - 2000 SECOND QUARTER

EARNINGS

During the second quarter of 2000, Wisconsin Electric's earnings decreased to $39.9 million compared with $48.1 million during the second quarter of 1999. The following table reconciles the change in Wisconsin Electric's earnings between the comparative periods.

                                                        Three Months Ended June 30
                                              ----------------------------------------------
                                                              Increase
     Wisconsin Electric                    1999              (Decrease)            2000
  ------------------------               --------            ----------          --------
                                                          (Millions of Dollars)
 Gross Margin:
   Electric Utility                       $307.2                $3.5              $310.7
   Gas Utility                              21.8                 3.3                25.1
   Steam Utility                             3.9                 1.4                 5.3
                                          ------               -----              ------
     Gross Margin                          332.9                 8.2               341.1
 Other Operating Expenses:
   Other Operation and Maintenance         163.2                 2.6               165.8
   Depreciation, Decommissioning
     and Amortization                       54.0                13.0                67.0
   Property and Revenue Taxes               16.8                 0.1                16.9
                                          ------               -----              ------
     Operating Income                       98.9                (7.5)               91.4
 Other Income, Net                           2.8                (1.0)                1.8
 Financing Costs                            27.7                 0.7                28.4
                                          ------               -----              ------
     Income Before Income Taxes             74.0                (9.2)               64.8
 Income Taxes                               25.6                (1.0)               24.6
 Preferred Stock Dividend Requirement        0.3                 -                   0.3
                                          ------               -----              ------
Earnings Available to Common
  Stockholder                              $48.1               ($8.2)              $39.9
                                          ======               =====              ======


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses increased by $2.6 million during the second quarter of 2000 compared to the second quarter of 1999. The most significant changes in other operation and maintenance expenses between the comparative periods include $3.1 million of higher power generation expenses, $3.0 million of higher electric distribution expenses and $2.5 million of higher customer account expenses, offset in part by a $3.3 million decline in customer service expenses and $2.3 million of lower administrative and general expenses.

Power generation expenses increased during 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric in anticipation of the summer cooling season. During the same period, electric distribution expenses were higher due to increased forestry and maintenance activity, and customer account expenses grew primarily due to higher bad debt expenses.

Between the comparative periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized, and administrative and general expenses decreased primarily due to a decline in costs associated with contract labor, which was used during 1999 to prepare the Company for Year 2000 technology issues.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Depreciation, decommissioning and amortization expenses were $13.0 million higher during the second quarter of 2000 compared with the second quarter of 1999. Contributing to the comparative increase in expenses, at the end of 1999, Wisconsin Electric completed amortizing a monthly credit to depreciation for pre-1991 contributions in aid of construction, which reduced depreciation expense by $5.7 million during the second quarter of 1999. Higher average depreciable plant during the second quarter of 2000 also contributed to an increase in depreciation expense.

INCOME TAXES:   The effective income tax rate increased in the
second quarter of 2000 as compared with the prior year due to the ending of the amortization of pre-1991 contributions in aid of construction as described above under the subcaption
"Depreciation, Decommissioning and Amortization Expenses."


Electric Utility Revenues, Gross Margins and Sales

During the second quarter of 2000, Wisconsin Electric's total electric utility operating revenues increased by $10.7 million or 2.6% compared to the second quarter of 1999, and gross margin on electric utility operating revenues (electric utility operating revenues less fuel and purchased power expenses) increased by $3.5 million or 1.1%. Wisconsin Electric attributes this growth in part to a 1.7% interim electric retail rate increase in the Wisconsin jurisdiction that became effective in early April 2000 significantly offset by a weather-related 0.4% decrease in total electric energy sales. The change in gross margin between the comparative periods also reflects higher fuel and fixed costs during the second quarter of 2000 associated with long-term purchased power contracts into which Wisconsin Electric has entered.. For additional information concerning the status of Wisconsin Electric's interim electric retail rate increase, see
Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

The following table compares Wisconsin Electric's electric utility operating revenues, gross margins and electric utility energy sales during the second quarter of 2000 with similar information for the second quarter of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                     Three Months Ended June 30          Three Months Ended June 30
     Wisconsin Electric           --------------------------------    --------------------------------
Electric Utility Operations       2000        1999       % Change     2000        1999       % Change
---------------------------      ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)               (Thousands, Except
                                                                       Degree Days)
Operating Revenues:
 Residential                     $137.6      $136.4        0.9%      1,713.4     1,716.8      (0.2%)
 Small Commercial/Industrial      132.2       127.5        3.7%      2,019.5     1,957.5       3.2%
 Large Commercial/Industrial      118.6       114.8        3.3%      2,959.0     2,945.6       0.5%
 Other-Retail/Municipal            13.8        12.3       12.2%        367.1       313.6      17.1%
 Resale-Utilities                  17.4        19.0       (8.4%)       546.7       704.5     (22.4%)
 Other-Operating Revenues           7.6         6.5       16.9%          -           -         -
                                 ------      ------                  -------     -------
Total Operating Revenues          427.2       416.5        2.6%      7,605.7     7,638.0      (0.4%)
Fuel and Purchased Power:                                            =======     =======
 Fuel                              75.4        75.3        0.1%
 Purchased Power                   41.1        34.0       20.9%
                                 ------      ------
Total Fuel and Purchased Power    116.5       109.3        6.6%
                                 ------      ------
Gross Margin                     $310.7      $307.2        1.1%
                                 ======      ======
Weather - Degree Days (a):
 Heating (961 Normal)                                                  952         875         8.8%
 Cooling (167 Normal)                                                  160         182       (12.1%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Compared to the second quarter of 1999, electric energy sales decreased during the second quarter of 2000 primarily due to cooler weather and lower opportunity sales. Growth in the average number of residential, small commercial/industrial and other retail/municipal customers between the comparative periods significantly offset the effects of weather on total electric energy sales. Sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers, decreased 0.5% during the second quarter of 2000. Excluding the Empire and Tilden mines, sales to the remaining large commercial/industrial customers grew by 0.7%.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the second quarter of 2000, Wisconsin Electric's total gas utility operating revenues increased by $14.9 million or 30.1% compared to the second quarter of 1999, and gross margin on gas utility operating revenues (gas operating revenues less cost of gas sold) increased by $3.3 million or 15.1%. Significantly higher per unit gas costs during the second quarter of 2000 primarily drove the increase in operating revenues, while a 3.1% interim retail gas rate increase that became effective in early April 2000 contributed to the increase in operating revenues and gross margin. For additional information concerning the status of the interim gas retail rate increase, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

Gas utility operating revenues, gross margins and gas utility therm deliveries during the comparative periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustment mechanism that does not impact gross margin. For further information about the purchased gas adjustment mechanism, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

                                            Gross Margin                      Therm Deliveries
                                     Three Months Ended June 30          Three Months Ended June 30
     Wisconsin Electric           --------------------------------    --------------------------------
   Gas Utility Operations         2000        1999       % Change      2000       1999       % Change
---------------------------      -------     ------      --------     ------     ------      --------
                                 (Millions of Dollars)               (Millions, Except
                                                                        Degree Days)
Operating Revenues:
 Residential                      $32.0       $22.8        40.4%       43.2        43.7        (1.1%)
 Commercial/Industrial             18.3         9.7        88.7%       30.5        26.6        14.7%
 Interruptible                      1.0         1.1        (9.1%)       2.4         3.9       (38.5%)
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          51.3        33.6        52.7%       76.1        74.2         2.6%
 Transported Customer-Owned Gas     4.0         2.7        48.1%       77.2        75.6         2.1%
 Transported-Interdepartmental      0.6         0.6         -          14.6        17.4       (16.1%)
 Other-Operating Revenues           8.5        12.6       (32.5%)       -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues           64.4        49.5        30.1%      167.9       167.2         0.4%
Cost of Gas Sold                   39.3        27.7        41.9%      =====       =====
                                  -----       -----
Gross Margin                      $25.1       $21.8        15.1%
                                  =====       =====
Weather - Degree Days (a):
  Heating (961 Normal)                                                952         875           8.8%

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year average.


            RESULTS OF OPERATIONS - 2000 YEAR-TO-DATE

EARNINGS

During the first half of 2000, Wisconsin Electric's earnings decreased to $98.4 million compared with $103.8 million during the first half of 1999. The following table reconciles the change in Wisconsin Electric's earnings between the comparative periods.

                                                         Six Months Ended June 30
                                               -------------------------------------------
                                                              Increase
     Wisconsin Electric                    1999              (Decrease)            2000
  ------------------------               --------            ----------          --------
                                                          (Millions of Dollars)
 Gross Margin:
   Electric Utility                       $603.0               $17.2              $620.2
   Gas Utility                              74.9                (0.6)               74.3
   Steam Utility                            12.1                 0.6                12.7
                                          ------               -----              ------
     Gross Margin                          690.0                17.2               707.2
 Other Operating Expenses:
   Other Operation and Maintenance         336.6               (10.0)              326.6
   Depreciation, Decommissioning
     and Amortization                      114.7                18.8               133.5
   Property and Revenue Taxes               33.6                 0.7                34.3
                                          ------               -----              ------
     Operating Income                      205.1                 7.7               212.8
 Other Income, Net                          11.4                (7.4)                4.0
 Financing Costs                            55.6                 1.6                57.2
                                          ------               -----              ------
     Income Before Income Taxes            160.9                (1.3)              159.6
 Income Taxes                               56.5                 4.1                60.6
 Preferred Stock Dividend Requirement        0.6                 -                   0.6
                                          ------               -----              ------
Earnings Available to Common
  Stockholder                             $103.8               ($5.4)              $98.4
                                          ======               =====              ======


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses decreased by $10.0 million during the first half of 2000 compared to the first half of 1999. The most significant changes in other operation and maintenance expenses between the comparative periods include a $12.4 million decline in nuclear non-fuel expenses and a $7.0 million decline in customer service expenses offset in part by $5.5 million of higher power generation expenses and $3.2 million of higher electric distribution expenses.

Nuclear non-fuel expenses were lower during the first six months of 2000 as a result of continued progress on various performance improvement initiatives. During the same period, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized.

Power generation expenses increased primarily due to differences in the scope and timing of scheduled maintenance outages for various facilities at Wisconsin Electric in anticipation of the summer cooling season. Between the comparative periods, electric distribution expenses were higher due to increased forestry and maintenance activity.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Depreciation, decommissioning and amortization expenses were $18.8 million higher during the first six months of 2000 compared with the first six months of 1999. Contributing to the comparative increase in expenses, at the end of 1999, Wisconsin Electric completed amortizing a monthly credit to depreciation for pre-1991 contributions in aid of construction, which reduced depreciation expense by $11.4 million during the first half of 1999. Higher average depreciable plant during the first six months of 2000 also contributed to an increase in depreciation expense.

OTHER INCOME, NET:   Net other income was $7.4 million lower
between the comparative periods primarily due to the gain on the sale of certain properties at Wisconsin Electric during the first half of 1999.

INCOME TAXES:   The effective income tax rate increased in the
first half of 2000 as compared with the prior year due to the ending of the amortization of pre-1991 contributions in aid of construction as described above under the subcaption "Depreciation, Decommissioning and Amortization Expenses."


Electric Utility Revenues, Gross Margins and Sales

During the first six months of 2000, Wisconsin Electric's total electric utility operating revenues increased by $28.0 million or 3.4% compared to the same period during 1999, and gross margin on electric utility operating revenues increased by $17.2 million or 2.9%. Wisconsin Electric attributes this growth in part to higher total electric energy sales during 2000 and to a 1.7% interim electric retail rate increase in the Wisconsin jurisdiction that became effective in early April 2000. The change in gross margin between the comparative periods also reflects a $10.8 million or 5.1% increase in total fuel and purchased power expenses due in large part to higher generation required to supply the growth in total electric energy sales during the first half of 2000 and to higher fuel and fixed costs associated with long-term purchased power contracts into which Wisconsin Electric has entered. For additional information concerning the status of Wisconsin Electric's interim electric retail rate increase, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

The following table compares Wisconsin Electric's electric utility operating revenues, gross margins and electric utility energy sales during the first six months of 2000 with similar information for the first six months of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                      Six Months Ended June 30            Six Months Ended June 30
     Wisconsin Electric           -------------------------------     -------------------------------
Electric Utility Operations       2000        1999       % Change     2000        1999       % Change
---------------------------      ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)               (Thousands, Except
                                                                       Degree Days)
Operating Revenues:
 Residential                     $282.4      $275.6        2.5%       3,563.8     3,509.0      1.6%
 Small Commercial/Industrial      257.2       248.7        3.4%       4,006.2     3,905.9      2.6%
 Large Commercial/Industrial      230.1       225.9        1.9%       5,772.3     5,706.2      1.2%
 Other-Retail/Municipal            26.9        24.1       11.6%         731.1       622.9     17.4%
 Resale-Utilities                  31.9        29.1        9.6%       1,153.5     1,120.0      3.0%
 Other-Operating Revenues          13.6        10.7       27.1%           -           -        -
                                 ------      ------                  --------    --------
Total Operating Revenues          842.1       814.1        3.4%      15,226.9    14,864.0      2.4%
Fuel and Purchased Power:                                            ========    ========
 Fuel                             150.7       146.1        3.1%
 Purchased Power                   71.2        65.0        9.5%
                                 ------      ------
Total Fuel and Purchased Power    221.9       211.1        5.1%
                                 ------      ------
Gross Margin                     $620.2      $603.0        2.9%
                                 ======      ======
Weather - Degree Days (a):
 Heating (4,332 Normal)                                               3,883       4,110       (5.5%)
 Cooling (167 Normal)                                                   161         182      (11.5%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


Compared with the same period during 1999, electric energy sales increased 2.4% during the first half of 2000 primarily due to growth in the average number of residential, small commercial/industrial and other retail/municipal customers and, to a lesser extent, due to higher use per large commercial/industrial customer. Cooler weather between the comparative periods offset some of the growth in electric energy sales. Sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers, decreased 1.4% during the first half of 2000. Excluding these mine customers, total electric energy sales between the comparative periods grew by 2.8% and sales to the remaining large commercial/industrial customers grew by 1.9%.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the first six months of 2000, Wisconsin Electric's total gas utility operating revenues increased by $11.4 million or 6.6% compared with the same period during 1999 while gross margin on gas utility operating revenues decreased by $0.6 million or 0.8%. Significantly higher per unit gas costs during the first half of 2000 primarily drove the increase in operating revenues. In addition, a weather-related decrease in higher margin residential and commercial/industrial retail gas sales during the winter months of 2000 offset the impact on operating revenues and gross margin of a 3.1% interim gas retail rate increase that became effective in early April 2000. For additional information concerning the status of the interim gas retail rate increase, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

Gas utility operating revenues, gross margins and gas utility therm deliveries during the comparative periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustment mechanism that does not impact gross margin. For further information about the purchased gas adjustment mechanism, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

                                            Gross Margin                      Therm Deliveries
                                      Six Months Ended June 30            Six Months Ended June 30
     Wisconsin Electric           -------------------------------     -------------------------------
   Gas Utility Operations         2000        1999       % Change     2000        1999       % Change
---------------------------      -------     ------      --------    -------     ------      --------
                                 (Millions of Dollars)               (Millions, Except
                                                                        Degree Days)
Operating Revenues:
 Residential                     $110.3      $114.2        (3.4%)      182.8       195.4       (6.4%)
 Commercial/Industrial             60.0        57.2         4.9%       116.0       120.8       (4.0%)
 Interruptible                      2.4         3.5       (31.4%)        6.7        10.8      (38.0%)
                                 ------      ------                    -----       -----
   Total Retail Gas Sales         172.7       174.9        (1.3%)      305.5       327.0       (6.6%)
 Transported Customer-Owned Gas     9.3         6.5        43.1%       186.4       183.8        1.4%
 Transported-Interdepartmental      0.9         0.7        28.6%        22.7        21.7        4.6%
 Other-Operating Revenues           -         (10.6)        -            -           -          -
                                 ------      ------                    -----       -----
Total Operating Revenues          182.9       171.5         6.6%       514.6       532.5       (3.4%)
Cost of Gas Sold                  108.6        96.6        12.4%       =====       =====
                                 ------      ------
Gross Margin                      $74.3       $74.9        (0.8%)
                                 ======      ======
Weather - Degree Days (a):
  Heating (4,332 Normal)                                             3,883       4,110         (5.5%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


             FACTORS AFFECTING RESULTS OF OPERATIONS

ACQUISITION OF WICOR, INC.

On April 26, 2000, Wisconsin Energy Corporation, Wisconsin Electric's parent company, acquired WICOR, Inc., a diversified holding company with two principal business groups: energy services and pump manufacturing. Wisconsin Energy is undertaking a thorough review of WICOR's operations and studying the manner in which the operations of the two companies can best be optimized. Wisconsin Energy intends to take such actions as a result of this review as may be deemed appropriate under the circumstances including the potential combination of the gas utility operations of Wisconsin Electric with WICOR's wholly-owned natural gas distribution utility subsidiary, Wisconsin Gas Company. Wisconsin Energy currently intends to continue the primary business operations of WICOR and to continue to use the physical assets of such primary business operations for that purpose, while integrating such operations with its own.


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


INDUSTRY RESTRUCTURING AND COMPETITION

ELECTRIC UTILITY INDUSTRY RESTRUCTURING IN MICHIGAN:   On June 3,
2000, the Governor of the state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the Michigan Public Service Commission to enforce implementation of prior electric retail access plans. In effect, the new law provides that all Michigan retail customers of investor-owned utilities will have the ability to choose their electric power producer as of January 1, 2002. As directed by the Michigan Public Service Commission, utilities such as Wisconsin Electric are required to submit choice implementation plans by October 1, 2000. Revenue during 1999 from electric retail customers of Wisconsin Electric in the state of Michigan were approximately $107 million, representing 5.3% of total utility operating revenues and 6.3% of total electric utility operating revenues. Since Wisconsin Electric believes that its power supply costs are and will be below prevailing market costs, the Company does not expect many of its Michigan customers to switch to alternative power suppliers in January of 2002.


NUCLEAR MATTERS

NUCLEAR MANAGEMENT COMPANY:   As previously reported, all
participants in the Nuclear Management Company, including Wisconsin Electric, filed applications with the Nuclear Regulatory Commission to transfer applicable nuclear generating unit authority under their operating licenses to the Nuclear Management Company. This application was approved on May 15, 2000. The Nuclear Management Company assumed operating responsibility for Point Beach Nuclear Plant with the transfer of operating authority under the operating licenses on August 7, 2000. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated as well as financial responsibility for the plant's safe operation, maintenance and decommissioning.

USED NUCLEAR FUEL STORAGE & DISPOSAL:   As previously reported,
Wisconsin Electric estimates that it currently has sufficient temporary used fuel storage capacity to continue operating Point Beach Nuclear Plant until the Spring of 2005. In May 2000, Wisconsin Electric applied to the Public Service Commission of Wisconsin for authority to load additional temporary used fuel dry storage casks beyond the twelve that are currently authorized. The application requests authorization for additional used fuel casks to operate Point Beach Units 1 and 2 to the end of their current operating licenses of 2010 and 2013, respectively. Wisconsin Electric anticipates that the Public Service Commission of Wisconsin will issue an order on the application by the end of the fourth quarter of 2000.

See Item 1. Legal Proceedings - "Other Matters" in Part II of this report for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the Department of Energy to begin permanently removing used fuel from Point Beach by January 31, 1998.


UTILITY RATES AND REGULATORY MATTERS

2000/2001 TEST YEARS:   See Item 1. Legal Proceedings - "Utility
Rates and Regulatory Matters" in Part II of this report for information concerning an application that Wisconsin Electric filed with the Public Service Commission of Wisconsin in September 1999 requesting incremental price relief as well as for information concerning a related interim order received in April 2000.

PURCHASED GAS ADJUSTMENT MECHANISM:   See Item 1. Legal
Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report for information concerning a common gas cost recovery mechanism for Wisconsin Electric's gas operations and for Wisconsin Gas Company required by the Public Service Commission of Wisconsin as a condition of its approval of Wisconsin Energy's merger with WICOR.


                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
totaled $350.4 million during the first six months of 2000 compared with $262.0 million during the same period in 1999.

INVESTING ACTIVITIES:   Net cash used in investing activities
totaled $211.0 million during the first half of 2000 compared to $212.6 million during the same period in 1999.

Wisconsin Electric's investing activities during the first six months of 2000 included $174.6 million for the acquisition or construction of new or improved facilities. During 2000, Wisconsin Electric recorded $21.7 million for the acquisition of nuclear fuel and $8.8 million of payments to and earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant.

FINANCING ACTIVITIES:   During the first half of 2000, Wisconsin
Electric used $181.3 million of net cash in its financing activities compared to using a net of $52.1 million during the first half of 1999.

During the six months ended June 30, 2000, Wisconsin Electric reduced its short-term debt by $76.1 million and paid
$89.8 million of dividends to Wisconsin Energy.

CAPITAL REQUIREMENTS AND RESOURCES: Capital requirements during the remainder of 2000 are expected to be principally for construction expenditures and for other investments, for long and short-term debt maturity and sinking fund requirements and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Wisconsin Electric's total construction and other investment budget for the remainder of 2000 is approximately $211 million.

These cash requirements are expected to be met through a combination of the following possible resources: internal sources of funds from operations, short-term borrowings and the issuance of intermediate or long-term debt. The amount and timing of any capital market financing has not been determined and will depend on market conditions and other factors.

The following table shows Wisconsin Electric's capitalization structure at June 30, 2000.

                                               June 30, 2000
                                         --------------------------
                                           (Millions of Dollars)
Common Equity                       $1,889.5              49.7%
Preferred Stock                         30.4               0.8%
Long - Term Debt (Including
  current maturities)                1,695.7              44.5%
Short - Term Debt                      188.6               5.0%
                                    --------             ------
                                    $3,804.2             100.0%
                                    ========             ======


As previously reported, Wisconsin Electric has agreed to join the American Transmission Company LLC by contributing electric utility transmission assets in exchange for an equity interest in the new company. Transfer of these electric transmission system assets, with a net book value of approximately $200 million, is expected to occur by January 1, 2001. Shortly following transfer of the assets, the American Transmission Company LLC is expected to issue debt and distribute cash back to Wisconsin Electric in an amount equal to approximately 50% of the net book value of the assets transferred.

In April 2000, in conjunction with consummation of Wisconsin Energy's acquisition of WICOR, Moody's Investors Service ("Moody's") maintained its rating of the debt securities of Wisconsin Electric. Duff & Phelps Inc. ("D&P") reaffirmed its short-term rating of Wisconsin Electric, but lowered its long-term credit ratings of Wisconsin Electric. Fitch Investors Service ("Fitch") assigned initial credit ratings for Wisconsin Electric commercial paper and reaffirmed its long-term ratings of Wisconsin Electric. Also in April 2000, Standard & Poors Corporation ("S&P") reaffirmed its short-term ratings of Wisconsin Electric. In conjunction with its debt rating adjustments at the end of April 2000, S&P removed all long-term ratings on Wisconsin Energy and its subsidiaries from credit watch with negative implications, assigning a negative outlook.

The following table summarizes various current ratings of Wisconsin Electric's securities by S&P, Moody's, D&P and Fitch.

Wisconsin Electric Power Company          S & P         Moody's         D & P          Fitch
--------------------------------        ---------      ---------      ---------      ---------
Commercial Paper                           A-1+           P-1            D-1+           F1+
Senior Secured Debt                        AA-            Aa2            AA             AA
Unsecured Debt                             A+             Aa3            AA-            AA-
Preferred Stock                            A              aa3            AA-            AA-


At June 30, 2000, Wisconsin Electric had $128.3 million of unused lines of bank credit.

                              *****

For certain other information which may impact Wisconsin
Electric's future financial condition or results of operations, see Item 1. Financial Statements - "Notes to Financial
Statements" in Part I of this report as well as Item 1. Legal
Proceedings in Part II of this report.


                       CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following.


OPERATING, FINANCIAL AND INDUSTRY FACTORS

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources; or the siting approval process for new generation and transmission facilities.

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

* Factors affecting the availability or cost of capital such as changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry; or security ratings.

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

* Other business or investment considerations that may be disclosed from time to time in Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.


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

Wisconsin Electric undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

For information concerning Wisconsin Electric's market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks" in Part II of Wisconsin Electric's 1999 Annual Report on Form 10-K.




                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal
Proceedings in Part I of Wisconsin Electric's 1999 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of
Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2000.


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

In December 1999, in order to stop the post-judgment accrual of interest at 12% per annum during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of "Deferred Charges and Other
Assets - Other" on the condensed balance sheet, to the Clerk of Circuit Court for Milwaukee County representing the amount of the verdict and accrued interest. Under Wisconsin law, the plaintiffs are liable to Wisconsin Electric upon reversal or reduction of the judgment for the applicable amount of the funds tendered with interest.

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that it had no insurance coverage for the punitive damage award. The Circuit Court held hearings on the sanctions issue in February 2000. On April 27, 2000, the Circuit Court Judge issued a ruling on the sanctions matter, imposing the following sanctions against Wisconsin
Electric: (i) "judgment in the alternative" as a sanction, thereby finding an alternative basis upon which to sustain the $104.5 million verdict returned by the jury; (ii) a bar against Wisconsin Electric pursuing insurance coverage for the punitive damage portion of the verdict; and (iii) a requirement that Wisconsin Electric pay the plaintiffs' costs relating to the sanctions matter. In addition to its appeal of the judgment entered on the jury's verdict, Wisconsin Electric is appealing the Judge's ruling on the sanctions matter.

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

As a further development, Wisconsin Energy Corporation, in May and June 2000, respectively, received letters from two separate shareholders demanding that the Company bring a derivative suit for alleged injuries to shareholders resulting from the Giddings & Lewis / City of West Allis litigation. In accordance with Wisconsin law, the Board of Directors of Wisconsin Energy has created a special committee of independent directors, which has retained independent counsel to assist it, to investigate the allegations raised in the shareholder letters and determine whether a derivative action should be brought.


              UTILITY RATES AND REGULATORY MATTERS

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

On December 23, 1999, Wisconsin Electric requested that interim price relief be granted, subject to refund, as soon as possible because it anticipated that a final order on its price request would not be issued until the summer of 2000. Wisconsin Electric withdrew its request to implement performance-based prices because some elements of the proposed performance-based price plan were not compatible with the Public Service Commission of Wisconsin's approval of the Company's merger with WICOR. The Public Service Commission of Wisconsin has proceeded to review Wisconsin Electric's 2000/2001 test year data as a traditional cost of service rate request. As a result, Wisconsin Electric anticipates that interim and final rates could recover higher cost of service expenses included in the 2000/2001 test year data as well as provide an increase in income available to stockholders to the extent that higher utility plant investments increase the total approved rate base.

On March 23, 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's request for interim price increases, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which is subject to potential refund, became effective April 11, 2000. Rates in the interim order, which are based on a 12.2% return on common equity, will be in effect until superceded by a final order establishing new rates.

The Public Service Commission of Wisconsin finished hearing testimony on April 26, 2000 on Wisconsin Electric's original September 1999 application and has made certain preliminary determinations not yet finalized in a rate order indicating the possibility of additional electric retail price increases effective in the third quarter of 2000 and again on January 1, 2001 as well as increases in gas rates that are less than the interim rates noted above. Wisconsin Electric will know the magnitude of any rate changes when an anticipated final order is issued in the third quarter of 2000.

As a condition of its approval of Wisconsin Energy's merger with WICOR, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze that becomes effective on January 1, 2001 concurrent with any second step rate changes included in the final order on the 2000/2001 test years.

PURCHASED GAS ADJUSTMENT MECHANISM:   As a result of the
acquisition of WICOR by Wisconsin Energy, the Public Service Commission of Wisconsin required a common purchased gas adjustment clause for Wisconsin Electric's gas operations and for Wisconsin Gas Company. In a filing on April 17, 2000, Wisconsin Gas Company requested to make several modifications to its existing incentive gas cost recovery mechanism and to extend the recovery mechanism for another three year term starting
November 1, 2000. On May 23, 2000, Wisconsin Electric filed with the Public Service Commission of Wisconsin a request to change from its existing modified dollar for dollar recovery mechanism to the same incentive mechanism used by Wisconsin Gas Company and also requested approval of a common purchased gas adjustment clause with Wisconsin Gas. The requested effective date for changing to the incentive gas cost recovery mechanism is November 1, 2000. The Public Service Commission of Wisconsin held hearings on the requested changes on August 9, 2000. Wisconsin Electric anticipates receiving an order during the fourth quarter of 2000. Under the incentive gas cost recovery mechanism, most purchased gas costs will be subject to an incentive with the possibility of a gain or loss which will be shared between ratepayers and shareholders.


                          OTHER MATTERS

USED NUCLEAR FUEL STORAGE & DISPOSAL:   On August 24, 1999,
Wisconsin Electric filed a petition for review and for writ of mandamus in the United States Court of Appeals for the District of Columbia Circuit seeking both monetary and non-monetary relief under its Standard Contract with the Department of Energy as a result of their failure to comply with their unconditional obligation under the Nuclear Waste Policy Act of 1982, as amended in 1987, to dispose of the used nuclear fuel at Point Beach Nuclear Plant. Wisconsin Electric requested a contract modification requiring the Department of Energy to provide storage casks for the used fuel, to take title of the used fuel when it is placed in dry storage at Point Beach and to reimburse Wisconsin Electric for costs incurred as a result of the Department of Energy's failure to comply with its obligations.
On October 12, 1999, the government filed a motion to dismiss Wisconsin Electric's petition for review on grounds of failure to exhaust administrative remedies and lack of jurisdiction. On October 25, 1999, Wisconsin Electric filed a response to the government's motion, asking the court to deny the motion. On
May 19, 2000, the Appeals Court granted the government's motion and dismissed Wisconsin Electric's petition for want of jurisdiction. Wisconsin Electric is considering pursuing other remedies against the Department of Energy.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Electric's 2000 Annual Meeting of Stockholders held on June 22, 2000 for which Wisconsin Electric did not solicit proxies, nine incumbent directors, as listed in Wisconsin Electric's Information Statement dated April 28, 2000, were elected for one year terms. Each director received 33,289,327 votes (100% of votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Information Statement.

Further information concerning these matters is contained in Wisconsin Electric's Information Statement.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

   Exhibit No.
   -----------

   27.1   Wisconsin Electric Power Company Financial Data
          Schedule for the six months ended June 30, 2000.

   27.2 Wisconsin Electric Power Company Reclassified Financial Data Schedule for the six months ended June 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.


(b)    REPORTS ON FORM 8-K

   A Current Report on Form 8-K dated as of April 27, 2000 was filed by Wisconsin Electric disclosing an update on securities ratings and the Circuit Court Judge's ruling on the sanctions matter relating to the Giddings & Lewis / City of West Allis lawsuit.

   No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended June 30, 2000.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WISCONSIN ELECTRIC POWER COMPANY
                             --------------------------------
                                       (Registrant)

                         /s/ Stephen P. Dickson
                         -------------------------------------
Date:  August 11, 2000   Stephen P. Dickson, Controller, Chief
                         Accounting Officer and duly authorized
                         officer




                WISCONSIN ELECTRIC POWER COMPANY
      FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2000

                          EXHIBIT INDEX

  The following exhibits are in this report:

  Exhibit No.
  -----------

   27.1  Wisconsin Electric Power Company Financial Data
         Schedule for the six months ended June 30, 2000.

   27.2 Wisconsin Electric Power Company Reclassified Financial Data Schedule for the six months ended June 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.