Form 10-Q
period 2000-09-30
WISCONSIN ELECTRIC POWER CO
filed 2000-11-14
CIK 107815

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended September 30, 2000


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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (October 31, 2000):


Common Stock, $10 Par Value   33,289,327 shares outstanding.


Wisconsin  Energy  Corporation is the sole  holder  of  Wisconsin
Electric Power Company Common Stock.


                         WISCONSIN ELECTRIC POWER COMPANY
                         --------------------------------

             FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

1.   Financial Statements
       Condensed Income Statement...............................................
       Condensed Balance Sheet..................................................
       Condensed Statement of Cash Flows........................................
       Notes to Financial Statement.............................................

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

                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings..........................................................

6.   Exhibits and Reports on Form 8-K...........................................

     Signatures.................................................................


                          INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or "the Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is an electric, gas and steam utility with operations in the states of Wisconsin and Michigan. The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Electric's 1999 Annual Report on Form 10-K.



                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                 WISCONSIN ELECTRIC POWER COMPANY
                                    CONDENSED INCOME STATEMENT
                                           (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                September 30                   September 30
                                         -------------------------     --------------------------
                                             2000          1999            2000           1999
                                         -----------    ----------     -----------     ----------
                                                          (Millions of Dollars)
Operating Revenues                          $532.7         $513.9        $1,570.4       $1,511.6

Operating Expenses
  Fuel and purchased power                   138.4          133.2           360.3          344.3
  Cost of gas sold                            30.0           22.5           138.6          119.1
  Other operation and maintenance            156.9          158.6           483.5          495.2
  Depreciation, decommissioning
    and amortization                          67.9           59.3           201.4          174.0
  Property and revenue taxes                  16.9           16.8            51.2           50.4
                                            ------         ------        --------       --------
    Total Operating Expenses                 410.1          390.4         1,235.0        1,183.0
                                            ------         ------        --------       --------
Operating Income                             122.6          123.5           335.4          328.6

Other Income and Deductions
  Interest income                              2.5            1.7             4.9            5.4
  Allowance for other funds
   used during construction                    0.5            0.7             2.4            3.1
  Other                                        0.1           (0.3)           (0.2)           5.0
                                            ------         ------        --------       --------
    Total Other Income & Deductions            3.1            2.1             7.1           13.5

Financing Costs
  Interest expense                            29.6           28.7            87.7           85.5
  Allowance for borrowed funds
   used during construction                   (0.3)          (0.3)           (1.2)          (1.5)
                                            ------         ------        --------       --------
    Total Financing Costs                     29.3           28.4            86.5           84.0
                                            ------         ------        --------       --------
Income Before Income Taxes                    96.4           97.2           256.0          258.1

Income Taxes                                  39.5           34.9           100.1           91.4
                                            ------         ------        --------       --------
Net Income                                    56.9           62.3           155.9          166.7

Preferred Stock Dividend Requirement           0.3            0.3             0.9            0.9
                                            ------         ------        --------       --------
Earnings Available for Common
  Stockholder                                $56.6          $62.0          $155.0         $165.8
                                            ======         ======        ========       ========

Note:  Earnings and dividends per share of common stock are not applicable because all of
       Wisconsin Electric Power Company's common stock is owned by Wisconsin Energy Corporation.

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                 CONDENSED BALANCE SHEET
                                       (Unaudited)

                                                   September 30, 2000  December 31, 1999
                                                   ------------------  -----------------
                                                           (Millions of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric utility                                     $5,270.9            $5,070.2
  Gas utility                                             570.8               552.4
  Steam utility                                            64.1                63.5
  Common utility                                          398.7               391.8
  Other property                                            7.2                 7.6
  Accumulated provision for depreciation               (3,349.9)           (3,189.9)
                                                       --------            --------
                                                        2,961.8             2,895.6
  Construction work in progress                            85.9                99.0
  Leased facilities - net                                 123.1               127.3
  Nuclear fuel - net                                       87.9                83.4
                                                       --------            --------
     Net Property, Plant and Equipment                  3,258.7             3,205.3

Investments                                               675.6               663.8

Current Assets
  Cash and cash equivalents                                21.0                49.9
  Accounts receivable                                     177.3               166.6
  Accrued utility revenues                                 89.5               133.4
  Materials, supplies and fossil fuel                     212.9               197.2
  Prepayments and other assets                             52.3                98.8
                                                       --------            --------
     Total Current Assets                                 553.0               645.9

Deferred Charges and Other Assets
  Accumulated deferred income taxes                       195.0               188.2
  Other                                                   365.1               349.4
                                                       --------            --------
     Total Deferred Charges and Other Assets              560.1               537.6
                                                       --------            --------
Total Assets                                           $5,047.4            $5,052.6
                                                       ========            ========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common stock equity                                  $1,901.2            $1,880.9
  Preferred stock                                          30.4                30.4
  Long-term debt                                        1,667.1             1,677.6
                                                       --------            --------
     Total Capitalization                               3,598.7             3,588.9

Current Liabilities
  Long-term debt due currently                             24.9                30.8
  Short-term debt                                         183.7               264.7
  Accounts payable                                        147.1               127.1
  Accrued liabilities                                     146.2                86.1
  Other                                                    31.7                39.7
                                                       --------            --------
     Total Current Liabilities                            533.6               548.4

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       611.3               610.0
  Other                                                   303.8               305.3
                                                       --------            --------
     Total Deferred Credits and Other Liabilities         915.1               915.3
                                                       --------            --------
Total Capitalization and Liabilities                   $5,047.4            $5,052.6
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                 STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                         2000                1999
                                                      ----------          ----------
                                                           (Millions of Dollars)
Operating Activities
  Net income                                            $155.9              $166.7
  Reconciliation to cash
    Depreciation, decommissioning
     and amortization                                    207.4               192.9
    Nuclear fuel expense - amortization                   22.5                20.3
    Deferred income taxes - net                           (6.0)               (8.7)
    Investment tax credit - net                           (3.4)               (3.4)
    Allowance for other funds
     used during construction                             (2.4)               (3.1)
    Change in - Accounts receivable                      (10.7)               (1.1)
                Inventories                              (15.7)               (2.5)
                Other current assets                      90.4                61.7
                Accounts payable                          20.0               (33.3)
                Other current liabilities                 52.1                28.8
    Other                                                 26.2                14.7
                                                        ------              ------
Cash Provided by Operating Activities                    536.3               433.0

Investing Activities
  Capital expenditures                                  (252.4)             (263.7)
  Allowance for borrowed funds
   used during construction                               (1.2)               (1.5)
  Nuclear fuel                                           (31.4)              (16.0)
  Nuclear decommissioning trust                          (44.5)              (30.7)
  Other                                                   (2.8)               (6.1)
                                                        ------              ------
Cash Used in Investing Activities                       (332.3)             (318.0)

Financing Activities
  Issuance of long-term debt                               2.8                30.7
  Retirement of long-term debt                           (22.7)              (70.6)
  Change in short-term debt                              (81.0)               58.1
  Dividends paid on - Common stock                      (131.1)             (134.6)
                      Preferred stock                     (0.9)               (0.9)
                                                        ------              ------
Cash Used in Financing Activities                       (232.9)             (117.3)
                                                        ------              ------
Change in Cash and Cash Equivalents                      (28.9)               (2.3)

Cash and Cash Equivalents at Beginning of Period          49.9                14.2
                                                        ------              ------
Cash and Cash Equivalents at End of Period               $21.0               $11.9
                                                        ======              ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                   $93.9               $91.0
  Income taxes                                            31.3                98.4

The accompanying notes are an integral part of these financial statements.



                WISCONSIN ELECTRIC POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

GENERAL INFORMATION

1. The accompanying unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8. Financial Statements and Supplementary Data in Wisconsin Electric's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative, however, of the results which may be expected for the entire year 2000 because of seasonal and other factors.

2. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.


ACCOUNTING PRONOUNCEMENTS

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133")," which has been amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133," and by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133." FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Wisconsin Electric is in the process of identifying all derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. Through this process, the Company has identified a limited number of physical commodity contracts that meet the definition of a derivative under FAS 133 in its electric and natural gas utility operations. These contracts are used to manage Wisconsin Electric's exposure to commodity price volatility. While a number of derivatives have been identified, the inventory process is not yet complete and the fair market values of all derivatives identified have not been determined. Consequently, Wisconsin Electric has not completed an assessment of the implications of adopting
   FAS 133 at this time. Wisconsin Electric expects to implement FAS 133 on January 1, 2001.


SEGMENT INFORMATION

4. Wisconsin Electric, a wholly-owned subsidiary of Wisconsin
   Energy Corporation, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, natural gas and steam utility segments. The electric utility engages in the generation, transmission, distribution and sale of electric energy in southeastern (including Metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas in four service areas in southeastern, east central, western and northern Wisconsin. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee, Wisconsin area. The following table summarizes the reportable operating segments of Wisconsin Electric for the three and nine month periods ended September 30, 2000 and 1999.

Wisconsin Electric
  Power Company               Electric      Gas          Steam          Total
------------------           ----------   -------      ---------      ---------
                                             (Millions of Dollars)
     Three Months Ended
     ------------------
September 30, 2000
 Operating Revenues (a)        $481.6       $48.6         $2.5          $532.7
 Operating Income (Loss) (b)    132.8        (8.2)        (2.0)          122.6

September 30, 1999
 Operating Revenues (a)        $468.7       $41.6         $3.6          $513.9
 Operating Income (Loss) (b)    130.2        (5.9)        (0.8)          123.5


     Nine Months Ended
     -----------------
September 30, 2000
 Operating Revenues (a)      $1,323.7      $231.5        $15.2        $1,570.4
 Operating Income (b)           323.5        11.1          0.8           335.4

September 30, 1999
 Operating Revenues (a)      $1,282.8      $213.1        $15.7        $1,511.6
 Operating Income (b)           307.6        19.3          1.7           328.6

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


           RESULTS OF OPERATIONS - 2000 THIRD QUARTER

EARNINGS

During the third quarter of 2000, Wisconsin Electric's earnings decreased to $56.6 million compared with $62.0 million during the third quarter of 1999. As discussed in further detail below, earnings decreased primarily because higher depreciation, decommissioning and amortization expenses offset a $7.5 million increase in electric gross margin that was limited by cooler weather and by higher fuel and purchased power expenses during the third quarter of 2000. The following table reconciles the change in Wisconsin Electric's earnings between the comparative periods.

                                                     Three Months Ended September 30
                                              ----------------------------------------------
                                                              Increase
     Wisconsin Electric                    1999              (Decrease)            2000
  ------------------------               --------            ----------          --------
                                                          (Millions of Dollars)
 Gross Margin
   Electric Utility                       $336.5                $7.5              $344.0
   Gas Utility                              19.1                (0.5)               18.6
   Steam Utility                             2.6                (0.9)                1.7
                                          ------               -----              ------
     Gross Margin                          358.2                 6.1               364.3
 Other Operating Expenses
   Other Operation and Maintenance         158.6                (1.7)              156.9
   Depreciation, Decommissioning
     and Amortization                       59.3                 8.6                67.9
   Property and Revenue Taxes               16.8                 0.1                16.9
                                          ------               -----              ------
     Operating Income                      123.5                (0.9)              122.6
 Other Income, Net                           2.1                 1.0                 3.1
 Financing Costs                            28.4                 0.9                29.3
                                          ------               -----              ------
     Income Before Income Taxes             97.2                (0.8)               96.4
 Income Taxes                               34.9                 4.6                39.5
 Preferred Stock Dividend Requirement        0.3                 -                   0.3
                                          ------               -----              ------
Earnings Available to Common
  Stockholder                              $62.0               ($5.4)              $56.6
                                          ======               =====              ======


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses decreased by $1.7 million during the third quarter of 2000 compared to the third quarter of 1999. The most significant changes in other operation and maintenance expenses include $2.6 million of higher non-fuel fossil generation expenses and $3.0 million of higher electric distribution expenses offset by a $3.4 million decline in customer service expenses and $3.1 million of lower administrative and general expenses.

Non-fuel fossil generation expenses increased during 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric. Electric distribution expenses were higher due to increased forestry and maintenance activity. Between the comparative periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized. Administrative and general expenses decreased primarily due to a decline in costs associated with contract labor, which was used during 1999 to prepare the Company for the Year 2000 and for other technology matters.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Depreciation, decommissioning and amortization expenses were $8.6 million higher during the third quarter of 2000 compared with the third quarter of 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction at a rate which reduced annual depreciation expense by $22.8 million. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $5.7 million during the third quarter of 1999. Higher average depreciable plant during the third quarter of 2000 also contributed to an increase in depreciation expense.

INCOME TAXES:   The effective income tax rate increased in the
third quarter of 2000 as compared with the prior year primarily due to the end of amortization of pre-1991 contributions in aid of construction as described above.


Electric Utility Revenues, Gross Margins and Sales

During the third quarter of 2000, Wisconsin Electric's total electric utility operating revenues increased by $12.9 million or 2.8% compared to the third quarter of 1999. Gross margin on electric utility operating revenues (electric utility operating revenues less fuel and purchased power expenses) increased by $7.5 million or 2.2%. Wisconsin Electric attributes this growth in part to interim and final electric retail rate increases that became effective in early April 2000 and on August 31, 2000, respectively. For additional information concerning these rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report. The third quarter of 2000 was 30% cooler than the third quarter of 1999 which significantly reduced higher margin residential electric sales during the third quarter of 2000.

The change in gross margin between the comparative periods also reflects higher fuel and purchased power costs. Wisconsin Electric was able to limit its increase in fuel costs to $0.7 million or 0.8% by changing its mix of generation from high cost natural gas-fired generation to lower cost coal-fired generation during the third quarter of 2000. However, purchased power expenses grew by $4.7 million or 10.1% due to higher fixed costs during the third quarter of 2000 associated with long-term purchased power contracts.

The following table compares Wisconsin Electric's electric utility operating revenues, gross margins and electric utility energy sales during the third quarter of 2000 with similar information for the third quarter of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                  Three Months Ended September 30     Three Months Ended September 30
     Wisconsin Electric           --------------------------------    --------------------------------
Electric Utility Operations       2000        1999       % Change     2000        1999       % Change
---------------------------      ------      ------      --------    ------      ------      --------
                                 (Millions of Dollars)               (Thousands, Except
                                                                       Degree Days)
Operating Revenues
 Residential                     $153.7      $155.5       (1.2%)     1,931.4     2,019.6      (4.4%)
 Small Commercial/Industrial      143.6       136.9        4.9%      2,243.0     2,180.8       2.9%
 Large Commercial/Industrial      123.5       115.6        6.8%      3,099.2     2,870.2       8.0%
 Other-Retail/Municipal            16.9        15.3       10.5%        393.0       376.9       4.3%
 Resale-Utilities                  36.5        39.6       (7.8%)       855.0     1,017.8     (16.0%)
 Other-Operating Revenues           7.4         5.8       27.6%          -           -         -
                                 ------      ------                  -------     -------
Total Operating Revenues          481.6       468.7        2.8%      8,521.6     8,465.3       0.7%
Fuel and Purchased Power                                             =======     =======
 Fuel                              86.4        85.7        0.8%
 Purchased Power                   51.2        46.5       10.1%
                                 ------      ------
Total Fuel and Purchased Power    137.6       132.2        4.1%
                                 ------      ------
Gross Margin                     $344.0      $336.5        2.2%
                                 ======      ======
Weather - Degree Days (a)
 Heating (153 Normal)                                                    184         122      50.8%
 Cooling (509 Normal)                                                    395         570     (30.7%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


During the third quarter of 2000, total electric energy sales increased by 0.7% compared with the third quarter of 1999 due to a 77.2% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers. Excluding the Empire and Tilden mines, sales to the remaining large commercial/industrial customers decreased by 2.2% and total electric sales decreased by 2.8%. Growth in the average number of residential, small commercial/industrial and other retail/municipal customers between the comparative periods offset some of the effects on total electric energy sales and operating revenues of significantly cooler weather during the third quarter of 2000. As measured by cooling degree days, the third quarter of 2000 was 30.7% cooler than the third quarter of 1999 and 22.4% cooler than normal.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the third quarter of 2000, Wisconsin Electric's total gas utility operating revenues increased by $7.0 million while gross margin on gas utility operating revenues (gas operating revenues less cost of gas sold) decreased by $0.5 million. Significantly higher per unit gas costs during the third quarter of 2000 as well as interim and final retail gas rate increases that became effective in early April 2000 and on August 31, 2000, respectively, contributed to the increase in operating revenues. However, gross margin declined primarily due to a decrease in interdepartmental therm deliveries to Wisconsin Electric's natural gas-fired electric generating facilities during the third quarter of 2000. For additional information concerning the rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report.

Comparative gas utility operating revenues, gross margins and gas utility therm deliveries during the reporting periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustment mechanism that does not impact gross margin.

                                            Gross Margin                      Therm Deliveries
                                  Three Months Ended September 30     Three Months Ended September 30
     Wisconsin Electric           --------------------------------    --------------------------------
   Gas Utility Operations         2000        1999       % Change      2000       1999       % Change
---------------------------      -------     ------      --------     ------     ------      --------
                                 (Millions of Dollars)               (Millions, Except
                                                                        Degree Days)
Operating Revenues
 Residential                      $20.5       $16.7        22.8%       24.3        24.4        (0.4%)
 Commercial/Industrial             10.8         7.4        45.9%       14.6        14.7        (0.7%)
 Interruptible                      0.7         0.6        16.7%        1.5         1.8       (16.7%)
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          32.0        24.7        29.6%       40.4        40.9        (1.2%)
 Transported Customer-Owned Gas     3.5         3.4         2.9%       67.3        73.6        (8.6%)
 Transported-Interdepartmental      0.6         0.8       (25.0%)      10.6        26.2       (59.5%)
 Other-Operating Revenues          12.5        12.7        (1.6%)       -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues           48.6        41.6        16.8%      118.3       140.7       (15.9%)
Cost of Gas Sold                   30.0        22.5        33.3%      =====       =====
                                  -----       -----
Gross Margin                      $18.6       $19.1        (2.6%)
                                  =====       =====
Weather - Degree Days (a)
  Heating (153 Normal)                                                  184         122        50.8%

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year average.


            RESULTS OF OPERATIONS - 2000 YEAR-TO-DATE

EARNINGS

During the first nine months of 2000, Wisconsin Electric's earnings decreased to $155.0 million compared with $165.8 million during the first nine months of 1999. As described in further detail below, earnings decreased primarily because higher depreciation, decommissioning and amortization expenses and a weather-related decrease in gas gross margin during the winter months of 2000 offset a $24.6 million increase in electric gross margin that was limited by cooler weather during the third quarter of 2000 and limited by higher fuel and purchased power expenses. The following table reconciles the change in Wisconsin Electric's earnings between the comparative periods.

                                                      Nine Months Ended September 30
                                               -------------------------------------------
                                                              Increase
     Wisconsin Electric                    1999              (Decrease)            2000
  ------------------------               --------            ----------          --------
                                                          (Millions of Dollars)
 Gross Margin
   Electric Utility                       $941.1               $24.6              $965.7
   Gas Utility                              94.0                (1.1)               92.9
   Steam Utility                            13.1                (0.2)               12.9
                                         -------              ------             -------
     Gross Margin                        1,048.2                23.3             1,071.5
 Other Operating Expenses
   Other Operation and Maintenance         495.2               (11.7)              483.5
   Depreciation, Decommissioning
     and Amortization                      174.0                27.4               201.4
   Property and Revenue Taxes               50.4                 0.8                51.2
                                         -------              ------             -------
     Operating Income                      328.6                 6.8               335.4
 Other Income, Net                          13.5                (6.4)                7.1
 Financing Costs                            84.0                 2.5                86.5
                                         -------              ------             -------
     Income Before Income Taxes            258.1                (2.1)              256.0
 Income Taxes                               91.4                 8.7               100.1
 Preferred Stock Dividend Requirement        0.9                 -                   0.9
                                         -------              ------             -------
Earnings Available to Common
  Stockholder                             $165.8              ($10.8)             $155.0
                                         =======              ======             =======


OPERATING REVENUES AND GROSS MARGINS:   For further information
concerning electric utility operations, see "Electric Utility
Revenues, Gross Margins and Sales" below. For further information concerning gas utility operations, see "Gas Utility
Revenues, Gross Margins and Therm Deliveries" below.

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses decreased by $11.7 million during the first nine months of 2000 compared with the first nine months of 1999. The most significant changes in other operation and maintenance expenses between the comparative periods include a $12.2 million decline in nuclear non-fuel expenses, a $10.5 million decline in customer service expenses and a $2.9 million decline in administrative and general expenses offset in part by $8.2 million of higher non-fuel fossil generation expenses and $6.2 million of higher electric distribution expenses.

Nuclear non-fuel expenses were lower during the first nine months of 2000 as a result of continued progress on various performance improvement initiatives. Between the same periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized. Administrative and general expenses decreased primarily due to a decline in costs associated with contract labor, which was used during 1999 to prepare the Company for the Year 2000 and for other technology matters. Non-fuel fossil generation expenses increased during the first nine months of 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities at Wisconsin Electric. Electric distribution expenses were higher due to increased forestry and maintenance activity.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Depreciation, decommissioning and amortization expenses were $27.4 million higher during the first nine months of 2000 compared with the first nine months of 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction, which reduced annual depreciation expense by $22.8 million. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $17.1 million during the first nine months of 1999. Higher average depreciable plant during the first nine months of 2000 also contributed to an increase in depreciation expense.

OTHER INCOME, NET:   Net other income was $6.4 million lower
between the comparative periods primarily due to a nonrecurring gain on the sale of certain properties at Wisconsin Electric during the first nine months of 1999.

INCOME TAXES:   The effective income tax rate increased in the
first nine months of 2000 as compared with the prior year primarily due to the end of amortization of pre-1991 contributions in aid of construction as described above.


Electric Utility Revenues, Gross Margins and Sales

During the first nine months of 2000, Wisconsin Electric's total electric utility operating revenues increased by $40.9 million or 3.2% compared to the same period during 1999. Gross margin on electric utility operating revenues increased by $24.6 million or 2.6%. Wisconsin Electric attributes this growth in part to higher total electric energy sales during 2000 and to interim and final electric retail rate increases that became effective in early April 2000 and on August 31, 2000, respectively. For additional information concerning these rate increases, see
Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report. The third quarter of 2000 was 30% than the third quarter of 1999 which constrained higher-margin residential electric sales during the first nine months of 2000.

The change in gross margin between the comparative periods also reflects a $16.3 million or 4.8% increase in total fuel and purchased power expenses during the first nine months of 2000. Fuel costs increased by 2.4% due in large part to higher generation required to supply the growth in total electric energy sales during 2000. However, Wisconsin Electric was able to limit its increase in fuel costs by changing the mix of generation from high cost natural gas-fired generation to lower cost nuclear and coal-fired generation during the first nine months of 2000. Purchased power expenses grew by 9.7% due to higher fixed costs during 2000 associated with long-term purchased power contracts.

The following table compares Wisconsin Electric's electric utility operating revenues, gross margins and electric utility energy sales during the first nine months of 2000 with similar information for the first nine months of 1999.

                                            Gross Margin                    Megawatt-Hour Sales
                                   Nine Months Ended September 30      Nine Months Ended September 30
     Wisconsin Electric           -------------------------------     -------------------------------
Electric Utility Operations        2000        1999      % Change     2000        1999       % Change
---------------------------       ------      ------     --------    ------      ------      --------
                                 (Millions of Dollars)               (Thousands, Except
                                                                       Degree Days)
Operating Revenues
 Residential                      $436.1      $431.1       1.2%       5,495.2     5,528.6     (0.6%)
 Small Commercial/Industrial       400.8       385.6       3.9%       6,249.2     6,086.7      2.7%
 Large Commercial/Industrial       353.6       341.5       3.5%       8,871.5     8,576.4      3.4%
 Other-Retail/Municipal             43.8        39.4      11.2%       1,124.1       999.8     12.4%
 Resale-Utilities                   68.4        68.7      (0.4%)      2,008.5     2,137.8     (6.0%)
 Other-Operating Revenues           21.0        16.5      27.3%           -           -        -
                                 -------     -------                 --------    --------
Total Operating Revenues         1,323.7     1,282.8       3.2%      23,748.5    23,329.3      1.8%
Fuel and Purchased Power                                             ========    ========
 Fuel                              235.6       230.1       2.4%
 Purchased Power                   122.4       111.6       9.7%
                                 -------     -------
Total Fuel and Purchased Power     358.0       341.7       4.8%
                                 -------     -------
Gross Margin                      $965.7      $941.1       2.6%
                                 =======     =======
Weather - Degree Days (a)
 Heating (4,485 Normal)                                                 4,067       4,232     (3.9%)
 Cooling (676 Normal)                                                     556         752    (26.1%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


During the first nine months of 2000, total electric energy sales increased by 1.8% compared to the first nine months of 1999 due in large part to a 16.2% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers and, to a lesser extent, to growth in the average number of residential, small commercial/industrial and other retail/municipal customers. Excluding the Empire and Tilden mines, sales to the remaining large commercial/industrial customers increased by 0.3% and total electric sales increased by 0.7% between the comparative periods. Growth in the average number of customers noted above partially offset the effects on total electric energy sales and operating revenues of cooler weather during the 2000 cooling season. As measured by cooling degree days, the first nine months of 2000 were 26.1% cooler than the first nine months of 1999 and 17.8% cooler than normal.


Gas Utility Revenues, Gross Margins and Therm Deliveries

During the first nine months of 2000, Wisconsin Energy's total gas utility operating revenues increased by $18.4 million while gross margin on gas utility operating revenues decreased by $1.1 million. Significantly higher per unit gas costs during the first nine months of 2000 as well as interim and final retail gas rate increases that became effective in early April 2000 and on August 31, 2000, respectively, primarily drove the increase in operating revenues. For additional information concerning these rate increases, see Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report. A weather-related decrease in higher margin residential and commercial/industrial retail gas sales during the winter months of 2000 offset the impact of the rate increases on operating revenues and gross margin. A decrease in interdepartmental therm deliveries to Wisconsin Electric's natural gas-fired electric generating facilities during the third quarter of 2000 also offset the impact of the rate increases on gross margin.

Gas utility operating revenues, gross margins and gas utility therm deliveries during the comparative periods are summarized below. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a purchased gas adjustments mechanism that does not impact gross margin.

                                            Gross Margin                      Therm Deliveries
                                   Nine Months Ended September 30      Nine Months Ended September 30
     Wisconsin Electric           -------------------------------     -------------------------------
   Gas Utility Operations         2000        1999       % Change     2000        1999       % Change
---------------------------      -------     ------      --------    -------     ------      --------
                                 (Millions of Dollars)               (Millions, Except
                                                                        Degree Days)
Operating Revenues
 Residential                     $130.8      $130.9        (0.1%)      207.1       219.8       (5.8%)
 Commercial/Industrial             70.8        64.6         9.6%       130.6       135.5       (3.6%)
 Interruptible                      3.1         4.1       (24.4%)        8.2        12.6      (34.9%)
                                 ------      ------                    -----       -----
   Total Retail Gas Sales         204.7       199.6         2.6%       345.9       367.9       (6.0%)
 Transported Customer-Owned Gas    12.8         9.9        29.3%       253.7       257.4       (1.4%)
 Transported-Interdepartmental      1.5         1.5         -           33.3        47.9      (30.5%)
 Other-Operating Revenues          12.5         2.1       495.2%         -           -          -
                                 ------      ------                    -----       -----
Total Operating Revenues          231.5       213.1         8.6%       632.9       673.2       (6.0%)
Cost of Gas Sold                  138.6       119.1        16.4%       =====       =====
                                 ------      ------
Gross Margin                      $92.9       $94.0        (1.2%)
                                 ======      ======
Weather - Degree Days (a)
  Heating (4,485 Normal)                                               4,067       4,232       (3.9%)

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.


             FACTORS AFFECTING RESULTS OF OPERATIONS

"POWER THE FUTURE" GROWTH STRATEGY

On September 11, 2000, Wisconsin Energy Corporation, Wisconsin Electric's parent company, announced a 10-year, $6 billion growth strategy to improve the supply and reliability of electricity in Wisconsin. Demand for electricity in the state of Wisconsin is currently growing at approximately a 3% annual rate and is expected to outstrip supply by 4,000 megawatts by 2010.
Wisconsin Energy anticipates that the announced growth strategy will help address Wisconsin's growing electric energy supply needs and improve financial results. Key components of the "Power The Future growth strategy include:

* Construction of at least three new generating units at a cost of approximately $2 billion over the next 10 years with total new generating capacity of 1,700 megawatts:

  * Construction of one 500 megawatt combined cycle natural gas-fired unit would begin in 2003 and would be completed in 2005;

  * Construction of two 600 megawatt coal fired units would begin in 2004 to be operational in 2007 and 2009, respectively; and

  * Construction of additional generating units after 2010 would be contemplated.

* Investment of $1.3 billion over the next 10 years in existing electric generating assets.

* Investment of $2.7 billion over the next 10 years in new and existing electric utility distribution system assets.

* Restructuring of Wisconsin Energy's current utility business by creating a new non-utility subsidiary that would own and operate the new generating capacity noted above as well as existing non-nuclear electric generating capacity currently owned by Wisconsin Electric. Electricity generated by the new subsidiary would be offered to Wisconsin Electric and to other Wisconsin utilities through long-term purchase power agreements approved by the Public Service Commission of Wisconsin.

* Increasing available capital of Wisconsin Energy for investment in core competencies of electric generation, utility distribution and pump manufacturing through a board approved reduction in the quarterly common stock dividend, effective December 1, 2000, from $0.39 per share (or $1.56 on an annualized basis) to $0.20 per share (or $0.80 on an annualized basis).

* Increasing from $200 million to $400 million a board approved open market common stock purchase plan during the next 24 months.

A number of state and federal regulatory approvals will be required for Wisconsin Energy to execute the investment and restructuring components of the "Power The Future" growth plan. Several laws will also require amendment by the state legislature including Wisconsin's Public Utility Holding Company Act and Wisconsin's 1997 electric reliability Act 204. Wisconsin Energy expects to file an application with the Public Service Commission of Wisconsin during the fourth quarter of 2000 on the threshold question of whether the new non-utility subsidiary may own and operate electric generating facilities called non-utility merchant power plants and will seek a response from the Public Service Commission of Wisconsin in early 2001. Depending upon the response of the Public Service Commission of Wisconsin, Wisconsin Energy anticipates filing detailed plans later in 2001. Wisconsin Energy will also need to obtain the capital from outside sources necessary to finance and execute the growth strategy.


ACQUISITION OF WICOR, INC.

On April 26, 2000, Wisconsin Energy Corporation acquired WICOR, Inc., a diversified holding company with two principal business groups: energy services and pump manufacturing. Wisconsin Energy currently intends to continue the primary business operations of WICOR and to continue to use the physical assets of such primary business operations for that purpose, while integrating such operations with other Wisconsin Energy operations. Wisconsin Energy is undertaking a thorough review of WICOR's operations and studying the manner in which the operations of the two companies can best be optimized. Wisconsin Energy and Wisconsin Electric anticipate recording a restructuring charge related to the WICOR merger during the fourth quarter of 2000. Wisconsin Energy expects to take such actions as a result of this review as may be deemed appropriate under the circumstances including the combination of the gas utility operations of Wisconsin Electric with WICOR's wholly-owned natural gas distribution utility subsidiary, Wisconsin Gas Company.


Gas Utility Operations Combination

On November 1, 2000, Wisconsin Electric and Wisconsin Gas Company filed a joint application with the Public Service Commission of Wisconsin to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of approximately
$319 million at December 31, 1999, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction. Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergy savings as a result of the WICOR acquisition. The combined gas operations would retain the name Wisconsin Gas Company and become the 11th largest gas distribution company in the United States. Assuming that the Public Service Commission of Wisconsin approves the transaction described above, Wisconsin Electric and Wisconsin Gas expect to make a second filing in 2001 seeking authorization to combine tariffs and rates.


INDUSTRY RESTRUCTURING AND COMPETITION

ELECTRIC UTILITY INDUSTRY RESTRUCTURING IN MICHIGAN:   On June 3,
2000, the Governor of the state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the Michigan Public Service Commission to enforce implementation of prior electric retail access plans. In effect, the new law provides that all Michigan retail customers of investor-owned utilities will have the ability to choose their electric power producer as of January 1, 2002. As directed by the Michigan Public Service Commission, Wisconsin Electric and its electric utility affiliate, Edison Sault Electric Company, jointly submitted a customer choice implementation plan on October 2, 2000. Such plan envisions certain additional filings in June 2001 including proposed unbundled rates. Revenue in the state of Michigan during 1999 from electric retail customers of Wisconsin Electric were approximately $107 million, representing 5.3% of Wisconsin Electric's total utility operating revenues and 6.3% of Wisconsin Electric's total electric utility operating revenues. Wisconsin Electric believes that its power supply costs are and will be competitive when the customer choice program commences in January of 2002. In addition, other suppliers will use Wisconsin Electric's unbundled electric distribution system under effective rates.


NUCLEAR MATTERS

NUCLEAR MANAGEMENT COMPANY:   As previously reported, all
participants in the Nuclear Management Company, including Wisconsin Electric, filed applications with the Nuclear Regulatory Commission to transfer applicable nuclear generating unit operating authority under their operating licenses to the Nuclear Management Company. This application was approved on May 15, 2000. The Nuclear Management Company assumed operating responsibility for Point Beach Nuclear Plant with the transfer of operating authority under the operating licenses on August 7, 2000. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated as well as financial responsibility for the plant's safe operation, maintenance and decommissioning. On September 7, 2000, the Nuclear Management Company announced the combination of the operation of Point Beach and Kewaunee Nuclear Power Plant, owned by another participant in the Nuclear Management Company, into a "virtual 3-unit site." Kewaunee Nuclear Power Plant is located about five miles from Point Beach. Management of support functions including training, engineering, assessment, business and site services have also been combined under this new management structure.


UTILITY RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings - "Utility Rates and Regulatory
Matters" in Part II of this report for information concerning utility rate-related activities in the Wisconsin and Michigan retail jurisdictions.


                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES:   Cash provided by operating activities
increased to $536.3 million during the first nine months of 2000 compared with $433.0 million during the same period in 1999, reflecting increased non-cash charges for depreciation and amortizations as well as reduced tax payments during 2000.

INVESTING ACTIVITIES:   Net cash used in investing activities
totaled $332.3 million during the first nine months of 2000 compared with $318.0 million during the same period in 1999. Wisconsin Electric's investing activities during 2000 included $252.4 million for the acquisition or construction of new or improved facilities. During the nine months ended September 30, 2000, Wisconsin Electric recorded $31.4 million for the acquisition of nuclear fuel and $44.5 million of payments to and reinvested earnings of the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant.

FINANCING ACTIVITIES:   During the first nine months of 2000,
Wisconsin Electric used $232.9 million of net cash in its financing activities compared to using a net of $117.3 million during the first nine months of 1999. During the nine months ended September 30, 2000, Wisconsin Electric reduced its short-term debt by $81.0 million and paid $131.1 million of dividends to Wisconsin Energy.

CAPITAL REQUIREMENTS AND RESOURCES: Capital requirements during the remainder of 2000 are expected to be principally for construction expenditures and for other investments, for long and short-term debt maturity and sinking fund requirements and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Wisconsin Electric's total construction and other investment budget for the remainder of 2000 is approximately $120 million.

These cash requirements are expected to be met through a combination of the following possible resources: internal sources of funds from operations, short-term borrowings and the issuance of intermediate or long-term debt. The amount and timing of any capital market financing has not been determined and will depend on market conditions and other factors.

The following table shows Wisconsin Electric's capitalization structure at September 30, 2000.

                                         September 30, 2000
                                     --------------------------
                              (Millions of Dollars)
Common Equity                       $1,901.2              50.0%
Preferred Stock                         30.4               0.8%
Long-Term Debt (including
  current maturities)                1,692.0              44.4%
Short-Term Debt                        183.7               4.8%
                                    --------             ------
                                    $3,807.3             100.0%
                                    ========             ======

As previously reported, Wisconsin Electric has agreed to join the American Transmission Company LLC by contributing electric utility transmission assets in exchange for equity interests in the new company. Transfer of these electric transmission system assets, with a net book value of approximately $224 million, is expected to occur by January 1, 2001. Shortly following transfer of the assets, the American Transmission Company LLC is expected to issue debt and distribute cash back to Wisconsin Electric in an amount equal to approximately 50% of the net book value of the assets transferred.

In September 2000, following Wisconsin Energy's announcement of the "Power The Future" growth strategy plan, Standard & Poors
Corporation ("S&P") reaffirmed its ratings of the securities of the subsidiaries of Wisconsin Energy including Wisconsin
Electric.

The following table summarizes the current ratings of securities of Wisconsin Electric by Standard & Poors Corporation, Moody's
Investors Service ("Moody's") and Fitch Investors Service
("Fitch").

Wisconsin Electric Power Company           S&P          Moody's         Fitch
--------------------------------        ---------      ---------      ---------
Commercial Paper                           A-1+           P-1            F1+
Senior Secured Debt                        AA-            Aa2            AA
Unsecured Debt                             A+             Aa3            AA-
Preferred Stock                            A              aa3            AA-

At September 30, 2000, Wisconsin Electric had approximately
$130 million of unused lines of bank credit. Wisconsin Electric has historically used these lines primarily to support its outstanding commercial paper and other short-term borrowings.

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

* Factors which impede execution of Wisconsin Energy's "Power The Future" growth strategy announced in September 2000, including receipt of necessary state and federal regulatory approvals and amendment of applicable laws in the state of Wisconsin, and obtaining the investment capital from outside sources necessary to implement the growth strategy.

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




                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal
Proceedings in Part I of Wisconsin Electric's 1999 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of
Wisconsin Electric's Quarterly Report on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.


                      ENVIRONMENTAL MATTERS

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

As a further development, Wisconsin Energy Corporation, in May and June 2000, respectively, received letters from two separate shareholders demanding that Wisconsin Energy bring a derivative suit for alleged injuries to shareholders resulting from the Giddings & Lewis/City of West Allis litigation. In accordance with Wisconsin law, the board of directors of Wisconsin Energy has created a special committee of independent directors, which has retained independent counsel to assist it, to investigate the allegations raised in the shareholder letters and determine whether a derivative action should be brought.

On August 21, 2000, the shareholder who had served the first demand upon Wisconsin Energy requesting the derivative suit, filed a lawsuit individually and on behalf of Wisconsin Energy in Milwaukee County Circuit Court. On September 29, 2000, the shareholder who served the second demand on Wisconsin Energy to bring a derivative suit also filed a lawsuit in Milwaukee County Circuit Court. The first lawsuit has been stayed until December 1, 2000 pending the results of the investigation being conducted by the special committee of independent directors of Wisconsin Energy Corporation. Wisconsin Energy's response to both lawsuits will depend upon the conclusions reached by the special committee of independent directors.


              UTILITY RATES AND REGULATORY MATTERS

Wisconsin Retail Jurisdiction

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

On December 23, 1999, Wisconsin Electric requested that interim price relief be granted, subject to refund, as soon as possible because it anticipated that a final order on its price request would not be issued until the summer of 2000. Wisconsin Electric withdrew its request to implement performance-based prices because some elements of the proposed performance-based price plan were not compatible with the Public Service Commission of Wisconsin's approval of the Company's merger with WICOR. The Public Service Commission of Wisconsin proceeded to review Wisconsin Electric's 2000/2001 test year data as a traditional cost of service rate request.

On March 23, 2000, the Public Service Commission of Wisconsin approved Wisconsin Electric's request for interim price increases, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which was subject to potential refund, became effective April 11, 2000. Rates in the interim order were based upon a 12.2% return on common equity.

On August 30, 2000, the Public Service Commission of Wisconsin issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or $11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or $3.6 million lower than authorized in the interim order). Wisconsin Electric is in the process of refunding to gas customers overcollection of revenues as a result of the difference in gas rates between the interim and final orders. In its August 30, 2000 final order, the Public Service Commission of Wisconsin authorized a second $27.5 million (1.8%) increase for electric operations effective January 1, 2001.
Rates in the final order were based upon a 12.2% return on common equity.

Wisconsin Electric filed a petition for a rehearing of the final order with the Public Service Commission of Wisconsin to reconsider their revenue increase for gas operations. On
November 9, 2000, the Public Service Commission of Wisconsin denied Wisconsin Electric's petition. Wisconsin Electric intends to seek judicial review.

As a condition of its approval of Wisconsin Energy's merger with WICOR, the Public Service Commission of Wisconsin ordered a qualified five-year rate freeze that becomes effective on January 1, 2001 concurrent with the second step rate changes included in the final order.


Michigan Electric Retail Jurisdiction

2001 TEST YEAR:   In mid-November 2000, Wisconsin Electric
expects to submit an application with the Michigan Public Service Commission requesting an electric retail rate increase of $3.7 million (9.4%) on an annualized basis. Hearings on this rate relief request are expected during the first quarter of 2001 with a final order anticipated to become effective during the second quarter of 2001.

FUEL COST ADJUSTMENT PROCEDURE:   On September 29, 2000,
Wisconsin Electric submitted applications with the Michigan Public Service Commission requesting reinstatement of its Power Supply Cost Recovery mechanism (a type of fuel cost adjustment procedure) on January 1, 2001. If approved as filed, Wisconsin Electric would expect to recover approximately $1 million in higher projected fuel costs during 2001 in the Michigan jurisdiction.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

   Exhibit No.
   -----------

   27.1  Wisconsin Electric Power Company Financial Data
         Schedule for the nine months ended September 30, 2000.

   27.2 Wisconsin Electric Power Company Reclassified Financial Data Schedule for the nine months ended September 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.


(b)  REPORTS ON FORM 8-K

   On September 13, 2000, Wisconsin Electric filed a Current
   Report on Form 8-K dated as of September 10, 2000 disclosing
   Wisconsin Energy's new 10-Year, $6 billion "Power The Future" growth strategy plan.

   No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended September 30, 2000.




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


                             WISCONSIN ELECTRIC POWER COMPANY
                             --------------------------------
                                       (Registrant)

                           /s/ Stephen P. Dickson
                           --------------------------------------
Date: November 14, 2000    Stephen P. Dickson, Controller, Chief
                           Accounting Officer and duly authorized
                           officer



                WISCONSIN ELECTRIC POWER COMPANY
    FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                          EXHIBIT INDEX

  The following exhibits are in this report:

  Exhibit No.
  -----------

  27.1   Wisconsin Electric Power Company Financial Data
         Schedule for the nine months ended September 30, 2000.

  27.2 Wisconsin Electric Power Company Restated Financial Data Schedule for the nine months ended September 30, 1999, which reflects the reclassification of certain amounts to conform to Wisconsin Electric's current financial statement presentation.