Form 10-K
period 2000-12-31
WISCONSIN ELECTRIC POWER CO
filed 2001-03-30
CIK 107815

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Information Statement incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [  ]

All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Securities  Registered Pursuant to  Section 12(b) of the Act:

                            Name of Each Exchange
  Title of Each Class        on Which Registered
  -------------------       ---------------------

        None                         N/A


Securities Registered Pursuant to Section 12(g) of the Act:

     Serial Preferred Stock, 3.60% Series, $100 Par Value
     Six Per Cent.  Preferred Stock, $100 Par Value



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (February 28, 2001):

Common Stock, $10 Par Value, 33,289,327 shares outstanding.
   Wisconsin Energy Corporation is the sole holder of Wisconsin Electric Power Company's Common Stock.

           Documents Incorporated by Reference
           -----------------------------------

Portions of Wisconsin Electric Power Company's definitive
Information Statement for its Annual Meeting of Stockholders, to be held on April 27, 2001, are incorporated by reference into
Part III hereof.



                         WISCONSIN ELECTRIC POWER COMPANY

               FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2000

                                 TABLE OF CONTENTS
                             -------------------------
Item                                                                                 Page
----                                                                                 ----

                                      Part I
                                      ------

1.   Business...................................................................
       Introduction.............................................................
       Utility Operations.......................................................
         Electric Utility Operations............................................
           Electric Sales.......................................................
           Competition..........................................................
           Electric Supply......................................................
           Coal-Fired Generation................................................
           Nuclear Generation...................................................
           Hydroelectric Generation.............................................
           Natural Gas-Fired Generation.........................................
           Oil-Fired Generation.................................................
           Purchase Power Commitments...........................................
           Electric Transmission................................................
           Renewable Electric Energy............................................
         Gas Utility Operations.................................................
           Gas Deliveries.......................................................
           Competition..........................................................
           Gas Supply, Pipeline Capacity and Storage............................
         Steam Utility Operations...............................................
         Utility Rate Matters...................................................
       Regulation...............................................................
       Environmental Compliance.................................................
         Environmental Expenditures.............................................
         Solid Waste Landfills..................................................
         Coal-Ash Landfills.....................................................
         Manufactured Gas Plant Sites...........................................
         Air Quality............................................................
       Other....................................................................

2.   Properties.................................................................

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

4.   Submission of Matters to a Vote of Security Holders........................

     Executive Officers of the Registrant.......................................

                                      Part II
                                      -------

5.   Market for Registrants' Common Equity and Related Stockholders Matter......

6.   Selected Financial Data....................................................
       Selected Financial and Statistical Data..................................
       Selected Quarterly Financial Data........................................
       Selected Operating Data..................................................

7.   Management's Discussion & Analysis of Financial Condition &
       Results of Operations....................................................
         Results of Operations..................................................
           Earnings.............................................................
             Electric Utility Revenues, Gross Margins and Sales.................
             Gas Utility Revenues, Gross Margins and Therm Deliveries...........
             Other Items........................................................
         Liquidity and Capital Resources........................................
           Cash Flows...........................................................
             Operating Activities...............................................
             Investing Activities...............................................
             Financing Activities...............................................
           Capital Resources and Requirements...................................
             Capital Resources..................................................
             Capital Requirements...............................................
         Factors Affecting Results, Liquidity and Capital Resources.............
           Outlook..............................................................
             Forecasts..........................................................
             Factors Affecting Forecasts........................................
           Investments, Mergers, and Asset Transfers............................
             Electric Generation................................................
             Energy Distribution................................................
           Rates and Regulatory Matters.........................................
             Wisconsin Jurisdiction.............................................
             Michigan Jurisdiction..............................................
           Industry Restructuring and Competition...............................
             Electric Utility Industry..........................................
             Natural Gas Utility Industry.......................................
           Electric System Reliability..........................................
           Nuclear Operations...................................................
           Legal Matters........................................................
           Environmental Matters................................................
           Market Risks.........................................................
           Accounting Developments..............................................
           Cautionary Factors...................................................
             Operating, Financial & Industry Factors............................
             Business Combination Factors.......................................

7A.  Quantitative and Qualitative Disclosures About Market Risk.................

8.   Financial Statements and Supplementary Data................................
       Income Statement.........................................................
       Statement of Cash Flows..................................................
       Balance Sheet............................................................
       Capitalization Statement.................................................
       Statement of Common Equity...............................................
       Notes to Financial Statements............................................
         Note A - Summary of Significant Accounting Policies....................
         Note B - American Transmission Company.................................
         Note C - Non-Recurring Charges.........................................
         Note D - Income Taxes..................................................
         Note E - Nuclear Operations............................................
         Note F - Long-Term Debt................................................
         Note G - Short-Term Debt...............................................
         Note H - Fair Value of Financial Instruments...........................
         Note I - Benefits......................................................
         Note J - Segment Reporting.............................................
         Note K - Commitments and Contingencies.................................
         Note L - Transactions with Associated Companies........................
       Report of Independent Accountants........................................

9.   Changes in & Disagreements with Accountants
       on Accounting and Financial Disclosure...................................

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

12.  Security Ownership of Certain Beneficial Owners and Management.............

13.  Certain Relationships and Related Transactions.............................

                                     Part IV
                                     -------

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........

     Consents of Independent Accountants........................................

     Signatures.................................................................

     Exhibit Index..............................................................



                             PART I
                             ------

ITEM 1.   BUSINESS

                          INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), was incorporated in the state of Wisconsin in 1896. Wisconsin Electric is an electric, gas and steam utility which serves over 1,000,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, over 400,000 gas customers in Wisconsin and about 450 steam customers in metro Milwaukee. It maintains its principal executive offices in Milwaukee, Wisconsin.

For further financial information about Wisconsin Electric's business segments, see "Results of Operations" in Item 7 and "Note J - Segment Reporting" in the Notes to Financial Statements in Item 8 of this report.

ACQUISITION OF WICOR, INC.:   On April 26, 2000, Wisconsin Energy
acquired WICOR, Inc. ("WICOR"), the parent of Wisconsin Gas Company ("Wisconsin Gas"), and is presently seeking authority from the Public Service Commission of Wisconsin ("PSCW") to transfer Wisconsin Electric's gas utility assets, together with certain associated liabilities, to Wisconsin Gas in a tax free exchange for an equity ownership by Wisconsin Electric in Wisconsin Gas. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

CAUTIONARY FACTORS:   A number of forward-looking statements are
included in this document. When used, the terms, "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.


                       UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

The Company's electric utility operations consists of the electric operations of Wisconsin Electric. Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,300,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.


Electric Sales

See "Selected Operating Data" in Item 6 of this report for certain electric utility operating information by customer class during the periods 1996 through 2000.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 31.4 million megawatt hours during 2000, a 2.5% increase over 1999. Approximately
0.2 million of megawatt-hour sales during 2000 were to Edison Sault Electric Company ("Edison Sault"), an affiliated electric utility serving retail and wholesale customers in the Upper Peninsula of Michigan. There were approximately 1,027,000 electric customers at December 31, 2000, an increase of 2.1% since December 31, 1999.

Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Electric, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 5,974 megawatts on July 29, 1999. During the years 2001 through 2005, Wisconsin Electric currently estimates that electric peak demand obligation will grow at an annualized rate of 1.8% to approximately 6,400 megawatts by the year 2005.

SALES TO LARGE ELECTRIC RETAIL CUSTOMERS:   Wisconsin Electric
provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products, machinery production as well as to large retail chains. Cleveland-Cliffs, Inc. manages the Company's two largest retail electric customers, the Empire and Tilden iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with the mines that expire in 2007. The combined electric energy sales to the two mines accounted for 7.8%, 7.1% and 8.2% of the Company's total electric utility energy sales during 2000, 1999 and 1998, respectively.

SALES TO WHOLESALE CUSTOMERS:   During 2000, Wisconsin Electric
sold wholesale electric energy to five municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 43 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission. Wholesale sales accounted for approximately 12.2% of the Company's total electric energy sales and 7.2% of total electric operating revenues during 2000 compared with 12.2% of total electric energy sales and 6.9% of total electric operating revenues during 1999.

ELECTRIC SYSTEM RELIABILITY MATTERS:   In spite of continued
tight regional electric supply, especially during episodes of hot and humid weather, the Company had adequate capacity to meet all of its firm electric load obligations during 2000 and expects to have adequate capacity to meet all of its firm obligations during 2001. However, the Company anticipates that the regional electric energy supply will remain tight during 2001. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

"POWER THE FUTURE" STRATEGY:   Demand for electricity in the
state of Wisconsin is currently expected to outstrip supply by 4,000 megawatts by 2010. Wisconsin Electric's electric load is currently growing at approximately 100 to 150 megawatts per year. In response, Wisconsin Energy announced an enhanced 10-year, $7 billion strategy in February 2001 to improve the supply and reliability of electricity in Wisconsin. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report. As part of its enhanced "Power the Future" strategy, Wisconsin Energy expects to create a new non-utility energy subsidiary that would construct and own 2,800 megawatts of new natural gas-fired and coal-fired generating capacity in Wisconsin and that would be leased back to Wisconsin Electric under 20- to 25-year contracts approved by the PSCW. Wisconsin Electric would operate and maintain the new plants and would have the right to renegotiate the leases or acquire the associated plants outright at market value at the end of the lease contracts. Implementation of the "Power the Future" strategy is subject to a number of state and federal regulatory approvals as well as the amendment of several state laws in Wisconsin.


Competition

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric utility industry continues a trend towards restructuring and increased competition. However, given the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, the Company cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.


Electric Supply

The table below indicates the Company's sources of electric energy supply, including net generation by fuel type, for the following years ended December 31.

                            2001 (a)       2000          1999          1998
                            --------       ----          ----          ----

Coal                         63.2%         64.2%         63.6%         63.4%
Nuclear                      24.5          23.3          22.0          18.3
Hydroelectric                 1.3           1.1           1.2           1.0
Natural Gas                   0.7           1.0           1.3           1.8
Oil and Other(b)              0.1           0.2           0.2           0.2
                            -----         -----         -----         -----
  Net Generation             89.8          89.8          88.3          84.7
Power Purchases              10.2          10.2          11.7          15.3
                            -----         -----         -----         -----
  Total                     100.0%        100.0%        100.0%        100.0%
                            =====         =====         =====         =====

(a) Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of the Company's generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -
    Cautionary Factors" in Item 7 of this report.

(b) Includes generation by alternative renewable sources.


The Company's net generation totaled 29.6 million megawatt-hours during 2000 compared with 28.4 million megawatt hours during 1999 and 26.3 million megawatt hours during 1998. Net generation has increased in each of the past two years in large part due to higher availability of Wisconsin Electric's Point Beach
Nuclear Plant.

Wisconsin Electric's average total fuel costs per million British thermal units by fuel type for the years ended December 31 are shown below. As described in further detail in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report, the price of natural gas (as well as oil) increased significantly during 2000 as fuel supplies failed to keep up with growing demand.

                   2000      1999       1998
                   ----      ----       ----
Coal              $1.11     $1.10      $1.17
Nuclear            0.53      0.55       0.53
Natural Gas        5.08      2.82       2.74
Oil                5.27      3.57       3.70


Coal-Fired Generation

COAL SUPPLY:   Wisconsin Electric diversifies the coal supply for
its power plants in the states of Wisconsin and Michigan by purchasing from mines in northern and central Appalachia as well as from various western mines. During 2001, 99% of Wisconsin Electric's projected coal requirements of 12.2 million tons will be under contract. Wisconsin Electric does not anticipate any problem in procuring its remaining 2001 coal requirements through short-term or spot purchases and inventory adjustments.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

 Contract Expiration Date     Annual Tonnage
 ------------------------     --------------
        Dec. 2002               4,900,000
        Dec. 2003                 500,000
        Dec. 2005               3,200,000
        Dec. 2006               2,000,000


As of the beginning of 2001, Wisconsin Electric had approximately a 107-day supply of coal in inventory at its coal-fired facilities. The following summarizes the status of coal supply for each of the coal-fired facilities that supply electricity to Wisconsin Electric:

PLEASANT PRAIRIE POWER PLANT:   All of the estimated 2001 coal
requirements for this plant are presently under contract.

OAK CREEK POWER PLANT:   All of the estimated 2001 coal
requirements for this plant are presently under contract or agreed upon in principle.

PRESQUE ISLE POWER PLANT:   Approximately 99% of the estimated
2001 coal requirements for this plant are presently under contract.

EDGEWATER 5 GENERATING UNIT:   Coal for this unit, in which
Wisconsin Electric has a 25% interest, is purchased by the majority owner of the facility, Wisconsin Power and Light
Company, a subsidiary of Alliant Energy Resources.

VALLEY AND PORT WASHINGTON POWER PLANTS:   Coal requirements for
these plants will be supplied in 2001 under existing contracts or contracts that have been agreed upon in principle.

MILWAUKEE COUNTY POWER PLANT:   Coal for this facility is
purchased by Wisconsin Electric through annual spot purchases.

COAL DELIVERIES:   Approximately 80% of Wisconsin Electric's 2001
coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Pennsylvania, New Mexico and Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

ENVIRONMENTAL MATTERS:   For information regarding emission
restrictions, especially as they relate to coal-fired generating facilities, see "Environmental Compliance" below.


Nuclear Generation

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns two 510-
megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note E - Nuclear Operations" in Item 8 of this report.

NUCLEAR MANAGEMENT COMPANY:   In August 2000, the Nuclear
Management Company, LLC assumed operating responsibility for Point Beach with the transfer of operating authority under its operating licenses. During 1999, the Company and the affiliates of three other unaffiliated investor-owned utilities in the region formed the Nuclear Management Company, which manages seven nuclear generating units in the Midwest as of December 31, 2000. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in
Item 7 of this report.

NUCLEAR FUEL SUPPLY:   Wisconsin Electric purchases uranium
concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note F - Long-Term Debt" in Item 8 of this report.

URANIUM REQUIREMENTS:   Wisconsin Electric requires approximately
400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. During 1998, Wisconsin Electric initiated staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, amended in 2000, which supplies 100% of annual requirements under these staggered, extended fuel cycles through 2007.

CONVERSION:   Wisconsin Electric has a long-term contract with a
provider of uranium conversion services to supply 75% of the conversion requirements for the Point Beach reactors through 2004. Wisconsin Electric has an additional long-term conversion contract with a second conversion supplier to supply the remaining 25% of Wisconsin Electric's annual conversion requirements through 2004.

ENRICHMENT:   Wisconsin Electric effectively has one long-term
contract that provides for 100% of the required enrichment services for the Point Beach reactors through the year 2006.

FABRICATION:   Fabrication of fuel assemblies from enriched
uranium for Point Beach is covered under a contract with Westinghouse Electric Corporation for the balance of the plant's current operating licenses. During its fall 2000 refueling outage, the first reload region of a new fuel design from Westinghouse was loaded into Point Beach Unit 2. The first reload of the new fuel design in Unit 1 is scheduled for the spring of 2001. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating license.

USED FUEL STORAGE & DISPOSAL:   For information concerning used
fuel storage and disposal issues, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

NUCLEAR DECOMMISSIONING:   Wisconsin Electric provides for costs
associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund at December 31, 2000 to approximately $613 million compared with an estimated cost to decommission Point Beach of $586 million in current dollars. For additional information regarding decommissioning, see "Note E - Nuclear Operations" in
Item 8 of this report.

NUCLEAR PLANT INSURANCE:   For information regarding nuclear
plant insurance, see "Note E - Nuclear Operations" in Item 8 of this report.


Hydroelectric Generation

Wisconsin Electric's hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 65 megawatts. Of these fourteen plants, thirteen are licensed by the Federal Energy Regulatory Commission. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the Federal Energy Regulatory Commission, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed. In December of 2000, Wisconsin Electric sold a fifteenth plant, with an installed generating capacity of approximately 1 megawatt, to an independent party.


Natural Gas-Fired Generation

The Concord and Paris Combustion Turbine Power Plants, Germantown Unit 5 and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Natural gas is also used for boiler ignition and flame stabilization purposes at the Pleasant Prairie and Oak Creek Power Plants. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the local distribution system of Wisconsin Electric's gas operations.

Wisconsin Electric also has a power purchase agreement with Mirant (formerly Southern Energy, Inc.) where Wisconsin Electric delivers fuel to their Neenah Power Plant and receives the electric power produced, as discussed in "Purchase Power Commitments" below. This plant uses natural gas as its primary fuel, with fuel oil as backup. Wisconsin Electric supplies fuel to Mirant's Neenah Power Plant utilizing the same procedures and agreements that are used for Wisconsin Electric's facilities.

An interruptible balancing and storage agreement with ANR
Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Natural gas for the gas-fired boiler at the Milwaukee County Power Plant and for boiler ignition and flame stabilization at the Valley Power Plant is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to the local gas distribution utility. The local gas distribution utility then transports Wisconsin Electric's gas to each plant under interruptible tariffs.

Wisconsin Electric is the gas distribution utility for Concord, Paris, Pleasant Prairie and Oak Creek Power Plants. Wisconsin
Gas is the gas distribution utility for the Valley and Milwaukee
County Power Plants.  Both the Germantown Power Plant and
Mirant's Neenah Power Plant are directly connected to ANR
Pipeline, with no gas distribution utility involvement.

Firm gas transportation has been contracted for during the peak summer period between the Joliet gas trading hub south of Chicago, Illinois and Wisconsin Electric's power plant interconnects. A portion of Wisconsin Electric's gas requirements will be purchased at the Joliet hub.


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

Subject to various regulatory approvals, the four original generating units at the Germantown Power Plant will be converted, one unit per year from 2001 to 2004, to dual fuel (natural gas and oil). A fifth dual fuel combustion turbine began commercial operation at Germantown Power Plant in 2000.


Purchase Power Commitments

To meet a portion of its anticipated increase in future electric energy supply needs, Wisconsin Electric had entered into separate long-term power purchase contracts with subsidiaries of Cogentrix, Inc. and Southern Energy, Inc., now Mirant. In addition, in December 2000, Wisconsin Electric executed a power purchase agreement with a subsidiary of the Calpine Corporation for new capacity beginning in 2002.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from a gas-fired cogeneration facility located in Whitewater, Wisconsin, does not include any minimum energy requirements. Wisconsin Electric treats this power purchase contract as a capital lease. For additional information, see "Note F - Long-Term Debt" in Item 8 of this report.

Mirant's Neenah Power Plant began commercial operations in May 2000. The Neenah plant is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin. The purchase power agreement is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and receives electric power. Wisconsin Electric pays Mirant a "toll" to convert Wisconsin Electric's fuel into the electric energy. The output of the facility will be available for Wisconsin Electric to dispatch during the eight-year term of the agreement which ends in May 2008.

Wisconsin Electric's agreement with the Calpine Corporation calls for new generating capacity to be constructed by a Calpine subsidiary, with electric generating units in both northern Illinois and in central Wisconsin, to supply power to Wisconsin Electric. Two 150-megawatt natural gas-fired turbine peaking units will be constructed, one each in 2002 and 2003, and one 225-megawatt natural gas-fired combined cycle facility is to be constructed in 2004. The agreement remains contingent for both parties upon certain site related issues that are anticipated to be resolved in 2001. This power purchase agreement also is a tolling agreement. The output of each unit will be committed to Wisconsin Electric for ten years from its start of commercial operation.

Wisconsin Electric currently expects to utilize a combination of new generating capacity identified in its "Power the Future" proposal and purchase power commitments similar to the agreements with Mirant and Calpine to meet its electric demand load growth.

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


Electric Transmission

AMERICAN TRANSMISSION COMPANY:   Effective January 1, 2001,
Wisconsin Energy transferred all of the electric utility transmission assets of Wisconsin Electric and Edison Sault to the American Transmission Company LLC in exchange for equity interests in this new company. Joining the American Transmission Company is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

The American Transmission Company is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. Governance of the company also includes outside directors not associated with the energy business. Stock of the corporate manager of the American Transmission Company eventually may be offered for public ownership.

The American Transmission Company's sole business is to provide reliable, economic transmission service to all customers in a fair and equitable manner. Specifically, the American Transmission Company plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. It is expected to provide comparable service to all customers, including Wisconsin Electric and Edison Sault, and to support effective competition in energy markets without favoring any market participant. The American Transmission Company is regulated by the Federal Energy Regulatory Commission for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by the American Transmission Company and which the American Transmission Company is not able to provide itself at the time of start-up. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services is estimated to be about $67 million in the first year of operation declining to less than $3 million after three years.

For further information, see "Factors Affecting Results,
Liquidity and Capital Resources" in Item 7 of this report.


Renewable Electric Energy

A renewable portfolio standard that will require retail energy providers in the state of Wisconsin, like Wisconsin Electric, to obtain an increasing percentage of their energy supply from renewable resources is also included under the provisions of 1999 Wisconsin Act 9. Beginning in 2001, retail energy providers must provide 0.5% of their Wisconsin retail electric sales from renewable energy, with the percentage increasing to 2.2% by the year 2011. The Company's "Power the Future" proposal includes a commitment to significantly increase the amount of renewable generation utilized by the Company beyond that required by Wisconsin law.

In May 1999, the PSCW approved Wisconsin Electric's request to expand its "energy for tomorrowT" renewable energy program to allow participation of virtually all of its firm load customers in Wisconsin. In November 1999, the Michigan Public Service Commission approved Wisconsin Electric's request to offer the "energy for tomorrow" renewable energy program to all of its firm load customers in the state of Michigan. The program currently has over 11,000 participants.


GAS UTILITY OPERATIONS

The Company's gas utility operations consists of the gas operations of Wisconsin Electric, which is authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. Wisconsin Electric also transports customer-owned gas. Wisconsin Electric's gas utility operates in four distinct service areas of about 3,800 square miles in Wisconsin: west and south of the city of Milwaukee, the Appleton area, the Prairie du Chien area and areas within Iron and Vilas Counties with an estimated population of approximately 1,200,000.

COMBINATION OF GAS UTILITY OPERATIONS:   On November 1, 2000,
Wisconsin Electric and Wisconsin Gas filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, with a net book value of approximately $365 million as of December 31, 2000, to Wisconsin Gas in return for stock in Wisconsin Gas in a tax free transaction. Wisconsin Energy expects that the combined gas operation will result in improved customer service and greater synergies as a result of the WICOR acquisition. The combined gas operations would retain the name Wisconsin Gas Company and become the 9th largest gas distribution company in the United States as measured by delivery volumes. Assuming that the PSCW approves the transaction described above, Wisconsin Electric and Wisconsin Gas expect to make a second filing in 2001 seeking authorization to combine tariffs and rates. This transaction is also subject to the approval of the Securities and Exchange Commission under the Public Utility Holding Act of 1935.


Gas Deliveries

The Company's gas utility business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its gas deliveries occurring during the winter heating months. Sales of gas are also impacted by varying weather conditions from year-to-year.

See "Selected Operating Data" in Item 6 of this report for selected gas utility operating information by customer class during the period 1996 through 2000.

Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 944.9 million therms during 2000, a 0.1% increase compared with 1999. At December 31, 2000, Wisconsin Electric was transporting gas for approximately 445 customers who choose to purchase gas directly from other suppliers. Transported gas accounted for approximately 41% of total therms delivered by Wisconsin Electric during 2000, 43% during 1999 and 46% during 1998. Wisconsin Electric had approximately 407,800 gas customers at December 31, 2000, an increase of approximately 2.3% since December 31, 1999.

Wisconsin Electric's maximum daily send-out during 2000 was 706,810 dekatherms on December 5, 2000. A dekatherm is equivalent to ten therms or one million British thermal units.

SALES TO LARGE GAS CUSTOMERS: The Company provides gas utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served include the paper, food products and fabricated metal products industries. The electric utility operations of Wisconsin Electric is the Company's largest single gas customer.


Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. The Company offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and the Company to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas), whether it sells and transports gas to customers or only transports their gas.

The Company's future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in
Item 7 of this report. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the Company begins to face competition for the sale of gas to its smaller firm customers.


Gas Supply, Pipeline Capacity and Storage

The gas operations of Wisconsin Electric has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather.

PIPELINE CAPACITY AND STORAGE:   Interstate pipelines serving
Wisconsin originate in three major gas producing areas of North
America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. The Company has contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, the Company has also contracted for substantial underground storage capacity, primarily in Michigan. Storage enables the Company to manage significant changes in daily demand and to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, the Company can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables the Company to reduce its overall costs.

The Company also maintains high deliverability storage in the mid-continent and Southeast production areas, as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

The Company holds firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

TERM GAS SUPPLY:   The gas operations of Wisconsin Electric has
contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying duration so that only a portion of the Company's firm gas supply expires in any year. Management believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

SECONDARY MARKET TRANSACTIONS:   Capacity release is a mechanism
by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as the gas operations of Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the incentive gas cost mechanism pursuant to which the Company has an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7 of this report for information on the incentive gas cost recovery mechanism. During 2000, the Company continued its active participation in the capacity release market.

SPOT MARKET GAS SUPPLY:   The gas operations of Wisconsin
Electric expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The
Company has supply relationships with a number of sellers from whom it purchases spot gas.

GUARDIAN PIPELINE:   In March 1999, WICOR announced the formation
of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the Federal Energy Regulatory Commission issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The pipeline is scheduled to be in service in November 2002. The Guardian Pipeline is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.


STEAM UTILITY OPERATIONS

Wisconsin Electric's steam utility generates, distributes and sells steam supplied by its Valley and Milwaukee County Power Plants. Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from Wisconsin Electric's Valley Power Plant, a coal-fired cogeneration facility. Wisconsin Electric also operates the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2000, the steam utility had $21.9 million of operating revenues from the sale of 3,085 million pounds of steam compared with $21.3 million of operating revenues from the sale of 2,914 million pounds of steam during 1999. As of December 31, 2000, steam was used by 451 customers for processing, space heating, domestic hot water and humidification compared with 450 customers at December 31, 1999.


UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -
Rates and Regulatory Matters" in Item 7 of this report.


                           REGULATION

Wisconsin Electric is subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, levels of short-term debt obligations, billing practices and other various matters. Wisconsin Electric is subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the Federal Energy Regulatory Commission. Wisconsin Electric is also subject to regulation of the Federal Energy Regulatory Commission with respect to wholesale power service, and accounting.

The following table compares the source of the Company's operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2000.

                                               2000                  1999                  1998
                                           ------------          ------------          ------------
                                        Amount     Percent    Amount     Percent    Amount     Percent
                                        ------     -------    ------     -------    ------     -------
                                                            (Millions of Dollars)
Public Service Commission of Wisconsin
  Electric Utility - Retail            $1,517.7      69.5%   $1,465.7      72.7%   $1,434.3      73.3%
  Gas Utility - Retail                    399.7      18.3%      306.8      15.2%      295.9      15.1%
  Steam Utility - Retail                   21.9       1.0%       21.3       1.1%       20.5       1.0%
                                       --------     ------   --------     ------   --------     ------
    Total                               1,939.3      88.8%    1,793.8      89.0%    1,750.7      89.4%
Michigan Public Service Commission
  Electric Utility - Retail               118.0       5.4%      106.6       5.3%      109.5       5.6%
Federal Energy Regulatory Commission
  Electric Utility - Wholesale            127.7       5.8%      116.0       5.7%       97.6       5.0%
                                       --------     ------   --------     ------   --------     ------
Total Utility Operating Revenues       $2,185.0     100.0%   $2,016.4     100.0%   $1,957.8     100.0%
                                       ========     ======   ========     ======   ========     ======


For information concerning the pending implementation of full electric retail competition in the state of Michigan effective
January 1, 2002, see "Factors Affecting Results, Liquidity and
Capital Resources" in Item 7 of this report.

Operation and construction relating to Wisconsin Electric's Point Beach Nuclear Plant facilities are subject to regulation by the United States Nuclear Regulatory Commission. Wisconsin Electric's operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency ("EPA"), the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

ELECTRIC RELIABILITY LEGISLATION:   In 1998, the Wisconsin State
Legislature passed and the Governor of Wisconsin signed into law 1997 Wisconsin Act 204, intended to address concerns with electric reliability in the state of Wisconsin. The 1997 Wisconsin Act 204 included new requirements concerning market power which utilities and their affiliates must meet in order to construct generating facilities. The requirements apply to utility facilities in excess of 100 megawatts. The PSCW is currently engaged in a rule making proceeding involving the applicability of Act 204 to utility affiliates seeking to construct facilities in the state of Wisconsin.

PUBLIC BENEFITS:   Public benefits legislation was also included
in 1999 Wisconsin Act 9. The law created new funding of $44 million to be collected by utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration. The Company implemented this change in October 2000. The utilities' traditional role of providing these programs is being shifted to the Department of Administration, which will administer the funds for a statewide public benefits program. The new law also requires utilities to provide a specified proportion of its retail energy sales in programs such as Wisconsin Electric's "energy for tomorrow" renewable energy program.

AFFILIATE INTEREST POLICIES DOCKET:   From late 1998 through
early 2000, the PSCW reviewed the policies on standards of conduct governing diversification of activities that can be performed within the utility and utility affiliates. During these proceedings, Wisconsin Electric took the position that state policy should protect competition, not individual competitors, and that customers should have the choice to use either Wisconsin Electric or another vendor for these products and services. In April 2000, the PSCW issued an order which allows utilities to continue to provide and sell products and services other than core utility products as long as the related costs are fully allocated and not subsidized by ratepayers.


                    ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in "Liquidity and Capital Resources" in Item 7 of this report. For discussion of additional environmental issues, see "Environmental Matters" in Item 3 of this report. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

UTILITY ENERGY SEGMENT:   Compliance with federal, state and
local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $37 million in 2000 compared with $44 million in 1999. Expenditures incurred during 2000 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are budgeted at approximately $59 million during 2001, reflecting nitrogen oxide ("NOx") control equipment needed to comply with ozone non-attainment rules promulgated by the Environmental Protection Agency.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $41 million during 2000 and $37 million during 1999 and 1998.


Solid Waste Landfills

The Company provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

GIDDINGS AND LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1999, a jury decided against Wisconsin Electric and awarded the plaintiffs $4.5 million as actual damages and $100 million in punitive damages in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin. Wisconsin Electric is appealing the case. For additional information, see "Environmental Matters" in Item 3 and "Note K - Commitments and Contingencies" in the Notes to Financial Statements in Item 8 of this report.

MUSKEGO LANDFILL:   On January 2, 2001, three individuals filed
an action in the circuit court of Milwaukee County against Waste Management of Wisconsin, Inc., Wisconsin Electric and others alleging environmental contamination emanating from the Muskego landfill in Muskego, Wisconsin. The Muskego landfill was operated by Waste Management and was classified as an EPA Superfund Site. The plaintiffs, who are adjacent landowners to the site, are alleging that the defendants are liable on various theories for groundwater contamination. Plaintiffs are requesting, inter alia, further remediation, damages for personal injury, loss of property value and punitive damages. Wisconsin Electric is investigating the matter but believes that in 1996 it entered into a buyout agreement as a De Minimis party with Waste Management and nine other potentially responsible parties ("PRP's") concerning groundwater contamination on this site and that the PRP's must therefore indemnify and defend Wisconsin Electric in this action.

WEST AVENUE LANDFILL:   During 1996, Wisconsin Electric was
informed by the City of Waukesha that it has been identified as a "responsible party" at a former Waukesha landfill which the city will be remediating under Wisconsin state law. The City of Waukesha invoked a new statutory negotiation procedure to attempt to obtain consensual agreement regarding responsible parties and remediation cost sharing and hired a private environmental allocation consultant to apportion cost shares in an attempt to promote voluntary settlement. The consultant issued a non-binding final allocation report assigning a zero share of responsibility to Wisconsin Electric. Wisconsin Electric was offered and accepted a De Minimis Party Settlement Agreement releasing and indemnifying Wisconsin Electric from claims for site liabilities in exchange for a settlement payment of $3,500.


Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note K - Commitments and Contingencies" in the Notes to Financial Statements in Item 8 of this report. Sites currently undergoing remediation include:

HIGHWAY 59 LANDFILL:   In 1989, a sulfate plume was detected in
the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing City water to affected residents, Wisconsin Electric has completed excavation of saturated ash and placement of a cap on the landfill, and will complete final landscaping of the site in early 2001. Total remediation of this site is estimated to be $6 million.

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

OAK CREEK NORTH LANDFILL:   Groundwater impacts at this landfill,
located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future financial impacts to Wisconsin Electric are projected to be minimal.

LAKESIDE LANDFILL:   During 2001, Wisconsin Electric expects to
begin investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Until the investigation work has been completed and a remedial plan developed, Wisconsin Electric cannot estimate any related remediation costs.


Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See
"Note K - Commitments and Contingencies" in the Notes to
Financial Statements in Item 8 of this report.


Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country's electric utilities are the acid rain and nonattainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. Phase I became effective in 1995 and Phase II became effective during the year 2000. The Company has met the requirements of Phase I. The Phase II requirements of the 1990 amendments to the Federal Clean Air Act are expected to have minimal future impacts on the Company's utilities because of existing cost effective compliance strategies and previous actions taken. Ozone nonattainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases over the next seven years.

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.


                              OTHER

RESEARCH AND DEVELOPMENT:   Research and development expenditures
by Wisconsin Electric amounted to $6.8 million during 2000, $8.0 million during 1999 and $7.5 million during 1998. Such expenditures were primarily for improvement of service and abatement of air and water pollution by the electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

EMPLOYEES:    At December 31, 2000, Wisconsin Electric had 5,570
employees of which 5,402 were full time and 168 were part time.
As of December 31, 2000, 3,733 of Wisconsin Electric's employees were represented under labor agreements.



ITEM 2.   PROPERTIES

The principal properties of Wisconsin Electric are owned in fee except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Effective January 1, 2001, Wisconsin Electric exited the electric transmission business by contributing all of its transmission assets to the American Transmission Company LLC in exchange for equity interests in this new company. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report.

Wisconsin Electric owns the following generating stations with dependable capabilities as indicated.

                                                                    Dependable Capability
                                                                       In Megawatts (a)
                                                      No. of        ---------------------
                                                    Generating     August         December
                Name                  Fuel            Units         2000            2000
                ----                  ----            -----         ----            ----
Steam Plants
  Point Beach                        Nuclear            2           1,012          1,022
  Oak Creek                          Coal               4           1,135          1,139
  Presque Isle                       Coal               9             617            617
  Pleasant Prairie                   Coal               2           1,200          1,210
  Port Washington                    Coal               4             320            320
  Valley                             Coal               2             267            227
  Edgewater 5 (b)                    Coal               1             102            102
  Milwaukee County                   Coal               3              11             11
                                                       --           -----          -----
Total Steam Plants                                     27           4,664          4,648
Hydro Plants (14 in number)                            37              63             67
Germantown Combustion Turbines (c)   Gas/Oil            5             345            345
Concord Combustion Turbines          Gas/Oil            4             376            376
Paris Combustion Turbines            Gas/Oil            4             388            388
Other Combustion Turbines & Diesel   Gas/Oil            6              55             62
                                                       --           -----          -----
    Total System                                       83           5,891          5,886
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

(c) During 2000, a fifth generating unit was added and inlet air coolers were installed on existing generating units at Germantown Power Plant, increasing the capacity of the plant and improving dependable capability during hot summer months.


At December 31, 2000, Wisconsin Electric was operating approximately 21,900 pole-miles of overhead distribution lines and 17,800 miles of underground distribution cable as well as approximately 350 distribution substations and 243,900 line transformers.

As of December 31, 2000, Wisconsin Electric's gas distribution system included approximately 8,200 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 7,000 dekatherms per day of supply to the system.

At December 31, 2000, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

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

See "Environmental Compliance" in Item 1 of this report, which is incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   See
"Note K - Commitments and Contingencies" in the Notes to
Financial Statements in Item 8 of this report for matters related to a July 1999 jury verdict against Wisconsin Electric in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

Two shareholders have brought separate derivative proceedings in Milwaukee County Circuit Court for alleged damages resulting from the Giddings & Lewis/City of West Allis Lawsuit. All of the directors of Wisconsin Energy and Wisconsin Electric are named as defendants in one of the derivative actions and a number of individual employees, as well as the Chief Executive Officer of Wisconsin Energy and Wisconsin Electric, are named as defendants in the other. In accordance with Wisconsin law, a special committee of independent directors of Wisconsin Energy, based upon an investigation of the allegations contained in both lawsuits, concluded that the maintenance of these actions is not in the best interests of the Company. Accordingly Wisconsin Energy has moved to dismiss the actions. The matter is pending.


                      UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric does business.


                          OTHER MATTERS

USED NUCLEAR FUEL STORAGE & REMOVAL:   See "Factors Affecting
Results, Liquidity and Capital Resources" in Item 7 of this report for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the United States Department of Energy to begin permanently removing spent nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

STRAY VOLTAGE:   On July 11, 1996, the PSCW issued its final
order regarding the stray voltage policies of Wisconsin's investor-owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and appropriately placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services. While this action has been beneficial in Wisconsin Electric's efforts to manage this controversial issue, it has not had a significant impact on Wisconsin Electric's financial position or results of operations.

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, four such actions are pending and one case is on appeal. Wisconsin Electric does not believe that these or any other claims thus far made or threatened against Wisconsin Electric by reason of stray voltage will result in any substantial liability on its part.

ELECTROMAGNETIC FIELDS:   Claims have been made or threatened
against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. Wisconsin Electric believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against Wisconsin Electric.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Electric's security holders during the fourth quarter of 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2000 and positions of the executive officers of Wisconsin Electric are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.


Richard A. Abdoo (56):  Chairman of the Board, President and
                        Chief Executive Officer of Wisconsin
                        Energy since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric since 1990. Chairman of the Board and Director of WICOR and Wisconsin Gas since April 2000. Director of Wisconsin Energy since 1988. Director of Wisconsin Electric since 1989.

Charles R. Cole (54):   Senior Vice President of Wisconsin
                        Electric since January 1, 2001.  Vice
                        President - Distribution Operations of
                        Wisconsin Electric from August 1999 to
                        December 2000.  Vice President - Customer
                        Services of Kansas City Power & Light
                        from 1995 to 1999.

Stephen P. Dickson      Controller of Wisconsin Energy and
(40):                   Wisconsin Electric since April 2000.
                        Controller of Wisconsin Gas since June
                        1998.  Director of Business Risk
                        Consulting Services of Arthur
                        Andersen LLP from 1997 to 1998.  Senior
                        Manager of Arthur Andersen LLP from 1995 to 1997.

Paul Donovan (53):      Senior Vice President and Chief Financial
                        Officer of Wisconsin Energy since August
                        1999, and of Wisconsin Electric and
                        Wisconsin Gas since July 2000.  Executive
                        Vice President and Chief Financial
                        Officer of Sundstrand Corporation from
                        1990  and 1998, respectively, to 1999.

Richard R. Grigg (52):  Senior Vice President of Wisconsin Energy
                        and WICOR since July 2000 and President
                        and Chief Operating Officer of Wisconsin
                        Electric since 1995.  Vice President of
                        Wisconsin Energy from 1995 to June 2000.
                        Chief Nuclear Officer of Wisconsin
                        Electric from December 1996 to March
                        1998.  Director of Wisconsin Energy since
                        1995.  Director of Wisconsin Electric
                        since 1994.

Larry Salustro (53):    Senior Vice President and General Counsel
                        of Wisconsin Energy, WICOR, Wisconsin
                        Electric and Wisconsin Gas since July
                        2000.  Vice President of Wisconsin
                        Electric from 1997 through June 2000.
                        Regional Vice President - Law and
                        Governmental Affairs with AT&T from 1995 to 1997.

Thomas F. Schrader      President of Wisconsin Gas since October
(51):                   2000.  Senior Vice President - Strategic
                        Process Integration of Wisconsin Electric since April 2000. Senior Vice President of WICOR since August 2000 and Director of WICOR since 1988. Vice President of
                        WICOR from 1988 to 1997.  President and
                        Chief Operating Officer of WICOR and Vice
                        Chairman of its subsidiaries from 1997 to 2000. President and Chief Executive
                        Officer of Wisconsin Gas from 1988 to
                        1997.

Georger E. Wardeberg    Vice Chairman of the Board of Wisconsin
(65):                   Energy, WICOR, Wisconsin Electric and
                        Wisconsin Gas and Director of Wisconsin
                        Energy and Wisconsin Electric since April
                        2000.  Director of WICOR and Wisconsin
                        Gas since 1992.  Chairman of the Board
                        and Chief Executive Officer of WICOR from
                        1997 to April 2000.

Certain executive officers also hold offices in Wisconsin
Energy's non-utility subsidiaries.



                             PART II
                             -------


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Dividends declared on Wisconsin Electric Power Company's common stock during the two most recent fiscal years are set forth below. With the exception of the third quarter of 2000, dividends were paid entirely in cash. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy Corporation.


  Quarter        2000          1999
  -------        ----          ----
First           $44.9         $44.9
Second           44.9          44.9
Third            44.9 (a)      44.9
Fourth           44.9          44.9
               ------        ------
Total          $179.6        $179.6
               ======        ======

(a) During the third quarter of 2000, the Board of Directors approved that $1.0 million of the dividend be paid in a property dividend with the balance paid in cash.


In February 2001, to meet additional future anticipated capital requirements and to maintain an appropriate capital structure, Wisconsin Electric's Board of Directors authorized a quarterly cash dividend, payable to Wisconsin Energy on March 1, 2001, of $32.5 million ($130.0 million on an annualized basis), which was reduced from prior quarterly dividends paid during 2000 of $44.9 million (or $179.6 million on an annualized basis).

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric is prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.



ITEM 6.   SELECTED FINANCIAL DATA

                                   WISCONSIN ELECTRIC POWER COMPANY

                                SELECTED FINANCIAL AND STATISTICAL DATA

Financial                              2000           1999         1998         1997           1996
---------                              ----           ----         ----         ----           ----
Year Ended December 31
 Earnings available for
  common stockholder (Millions)(e)     $163.5 (a)     $211.9 (b)   $183.0       $69.4 (c)     $210.1

 Operating revenues (Millions)
  Electric                           $1,763.4       $1,688.3     $1,641.4    $1,412.1       $1,393.3
  Gas                                   399.7          306.8        295.9       355.2          364.9
  Steam                                  21.9           21.3         20.5        22.3           15.6
                                     --------       --------     --------    --------       --------
 Total operating revenues            $2,185.0       $2,016.4     $1,957.8    $1,789.6       $1,773.8
                                     ========       ========     ========    ========       ========
At December 31 (Millions)
 Total assets                        $5,025.1       $4,901.9     $4,608.9    $4,520.9       $4,384.2
 Long-term debt                      $1,679.6       $1,677.6     $1,512.5    $1,448.6       $1,371.4

 Utility Energy Statistics
 -------------------------
 Electric
  Megawatt-hours sold (Thousands)    31,398.8       30,619.9     29,475.2    27,671.8       27,560.4
  Customers (End of year)           1,026,691      1,006,013      988,929     978,835        968,735

 Gas
  Therms delivered (Millions)           944.9          944.1        922.8       980.7          936.9
  Customers (End of year)             407,761        398,508      388,478     376,732        367,275

 Steam
  Pounds sold (Millions)              3,085.2        2,913.9      2,773.1     3,160.6        2,704.6
  Customers (End of year)                 451            450          454         474            465

                             SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                           (Millions of Dollars) (d)
                                              ---------------------------------------------------
                                                      March                         June
                                               -------------------           -------------------
Three Months Ended                             2000           1999           2000           1999
------------------                             ----           ----           ----           ----
 Total operating revenues                     $540.8         $527.8          $496.9        $469.9
 Operating income                              121.4          106.2            91.4          98.9
 Earnings available for
  common stockholder (e)                        58.5           55.7            39.9          48.1

                                                    September                      December
                                               -------------------           -------------------
Three Months Ended                             2000           1999           2000           1999
------------------                             ----           ----           ----           ----
 Total operating revenues                      $532.7        $513.9          $614.6        $504.8
 Operating income                               122.6         123.5            58.5         118.5
 Earnings available for
  common stockholder (e)                         56.6          62.0             8.5 (a)      46.1 (b)

(a) Includes net non-recurring costs, after tax, of $43.9 million related to severance benefits and other items.

(b) Includes non-recurring charges, after tax, of $10.8 million for the settlement of litigation.

(c) Includes non-recurring charges, after tax, of $13.1 million related to the terminated merger agreement with Northern States Power Company and $18.0 million related to the write-down of equipment.

(d) Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(e) Earnings and dividends per share are not provided as all of Wisconsin Electric's common stock is held by Wisconsin Energy Corporation.

                                   WISCONSIN ELECTRIC POWER COMPANY
                                       SELECTED OPERATING DATA

Year Ended December 31                     2000        1999         1998         1997         1996
                                           ----        ----         ----         ----         ----
        Electric Utility
        ----------------
Operating Revenues (Millions)
  Residential                              $597.2      $574.8       $571.4       $487.2       $494.1
  Small Commercial/Industrial               534.7       510.1        487.6        430.2        421.5
  Large Commercial/Industrial               464.9       451.2        450.1        402.7        383.1
  Other - Retail/Municipal                   58.3        51.2         51.2         55.3         56.3
  Resale - Utilities                         84.0        79.1         60.9         24.5         26.4
  Other Operating Revenues                   24.3        21.9         20.2         12.2         11.9
                                         --------    --------     --------     --------     --------
    Total Operating Revenues             $1,763.4    $1,688.3     $1,641.4     $1,412.1     $1,393.3
                                         ========    ========     ========     ========     ========

Megawatt-hour Sales (Thousands)
  Residential                             7,477.6     7,346.8      7,327.0      6,863.6      6,998.8
  Small Commercial/Industrial             8,287.5     8,028.2      7,612.4      7,433.1      7,204.7
  Large Commercial/Industrial            11,626.2    11,333.6     11,392.0     11,021.5     10,785.5
  Other - Retail/Municipal                1,527.3     1,314.0      1,287.2      1,412.6      1,477.0
  Resale - Utilities                      2,480.2     2,597.3      1,856.6        941.0      1,094.4
                                         --------    --------     --------     --------     --------
    Total Sales                          31,398.8    30,619.9     29,475.2     27,671.8     27,560.4
                                         ========    ========     ========     ========     ========

Number of Customers (Average)
  Residential                             916,028     897,333      886,635      876,776       867,917
  Small Commercial/Industrial              98,277      95,964       94,675       93,259        91,565
  Large Commercial/Industrial                 712         716          720          714           706
  Other                                     2,283       1,938        1,855        1,844         1,832
                                        ---------     -------      -------      -------     ---------
    Total Customers                     1,017,300     995,951      983,885      972,593       962,020
                                        =========     =======      =======      =======     =========

        Gas Utility
        -----------
Operating Revenues (Millions)
  Residential                              $244.3      $193.8       $176.5       $222.0       $218.8
  Commercial/Industrial                     132.0        95.1         87.9        113.6        108.1
  Interruptible                               5.3         5.3          7.1          9.0         11.5
                                           ------      ------       ------       ------       ------
    Total Retail Gas Sales                  381.6       294.2        271.5        344.6        338.4
  Transported Customer-Owned Gas             17.4        14.6         12.0         13.4         11.7
  Transported - Interdepartmental             1.5         1.8          2.5          3.1          3.1
  Other Operating Revenues                   (0.8)       (3.8)         9.9         (5.9)        11.7
                                           ------      ------       ------       ------       ------
    Total Operating Revenues               $399.7      $306.8       $295.9       $355.2       $364.9
                                           ======      ======       ======       ======       ======

Therms Delivered (Millions)
  Residential                               335.7       329.0        289.5        347.9        372.0
  Commercial/Industrial                     206.2       195.3        182.0        211.5        225.2
  Interruptible                              12.0        16.3         23.3         24.5         35.9
                                            -----       -----        -----        -----        -----
    Total Retail Gas Sales                  553.9       540.6        494.8        583.9        633.1
  Transported Customer-Owned Gas            349.9       347.9        349.4        387.2        292.6
  Transported - Interdepartmental            41.1        55.6         78.6          9.6         11.2
                                            -----       -----        -----        -----        -----
    Total Therms Delivered                  944.9       944.1        922.8        980.7        936.9
                                            =====       =====        =====        =====        =====

Number of Customers (Average)
  Residential                             369,210     360,084      347,747      339,002      330,153
  Commercial/Industrial                    33,275      32,594       31,586       30,594       29,936
  Interruptible                                33          89          146          170          190
  Transported Customer-Owned Gas              383         328          271          254          230
  Transported - Interdepartmental               6           6            6            7            8
                                          -------     -------      -------      -------      -------
    Total Customers                       402,907     393,101      379,756      370,027      360,517
                                          =======     =======      =======      =======      =======

     Degree Days (a)
     ---------------
  Heating (6,887 Normal)                    6,716       6,318        5,848        7,101        7,469
  Cooling (681 Normal)                        566         753          800          407          608

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is engaged primarily in the business of generating electricity and distributing electricity and natural gas with operations in the states of Wisconsin and Michigan. During 2000, Wisconsin Energy performed a comprehensive review of its portfolio of businesses and began implementing, among others, the following general strategies that will affect Wisconsin Electric over the next decade:

  *  ELECTRIC GENERATION:   Improve the supply of reasonably
     priced electric power in Wisconsin through the "Power the Future" strategy.

  *  ENERGY DISTRIBUTION:   Upgrade the Company's electric and
     gas utility distribution systems to increase reliability and enable economic expansion in Wisconsin through the "Power the Future" strategy and combine the gas operations and the customer service functions of its gas utilities to realize synergy savings and increase customer satisfaction.

For information concerning the "Power the Future" strategy, see
"Factors Affecting Results, Liquidity and Capital Resources" below.


ACQUISITION OF WICOR, INC.:   On April 26, 2000, Wisconsin Energy
acquired WICOR, Inc. ("WICOR"), the parent of Wisconsin Gas Company ("Wisconsin Gas"), and is presently seeking authority from the Public Service Commission of Wisconsin ("PSCW") to transfer Wisconsin Electric's gas utility assets, together with certain associated liabilities, to Wisconsin Gas in a tax free exchange for an equity ownership by Wisconsin Electric in Wisconsin Gas. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" below.

CAUTIONARY FACTORS:   A number of forward-looking statements are
included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors mentioned throughout this document and below in "Cautionary Factors."


                      RESULTS OF OPERATIONS

EARNINGS

Earnings declined by $48.4 million during 2000 when compared with 1999 due in large part to non-recurring charges primarily associated with the WICOR merger. In December 2000, Wisconsin Electric recorded non-recurring charges totaling $43.9 million, after tax, including $34.3 million related to severance benefits and other items and a one-time contribution of $9.6 million, after tax, to the Wisconsin Energy Foundation to assist it in becoming self-funded. During 2000, Wisconsin Electric's earnings before non-recurring items declined by $15.3 million due in large part to higher fuel and purchased power expenses and cool summer weather during 2000.

During 1999, earnings increased by $28.9 million when compared with 1998 due in large part to increases in electric and gas utility gross margins offset in part by a one time charge during 1999 related to the settlement of litigation.

   Earnings Available
 for Common Stockholder                   2000      1999      1998
 ----------------------                   ----      ----      ----
                                           (Millions of Dollars)
Earnings Before Non-Recurring Items      $207.4    $222.7    $183.0
Non-Recurring Items                       (43.9)    (10.8)      -
                                         ------    ------    ------
  Net Earnings                           $163.5    $211.9    $183.0
                                         ======    ======    ======


The following table summarizes Wisconsin Electric's earnings during 2000, 1999 and 1998.


 Wisconsin Electric Power Company              2000        1999        1998
----------------------------------             ----        ----        ----
                                                   (Millions of Dollars)
Gross Margin
  Electric (See below)                       $1,271.9    $1,249.4    $1,196.8
  Gas (See below)                               141.0       132.8       120.4
  Steam                                          15.7        15.2        15.1
                                             --------    --------    --------
      Gross Margin                            1,428.6     1,397.4     1,332.3
Other Operating Expenses
  Other Operation and Maintenance               696.1       649.5       662.1
  Depreciation, Decommissioning
    and Amortization                            272.7       234.2       225.7
  Property and Revenue Taxes                     65.9        66.6        60.9
                                             --------    --------    --------
      Operating Income                          393.9       447.1       383.6
Other Income (Deductions)                        (9.8)       (4.9)        8.0
Financing Costs                                 116.2       112.9       110.7
                                             --------    --------    --------
      Income Before Income Taxes                267.9       329.3       280.9
Income Taxes                                    103.2       116.2        96.7
Preferred Stock Dividend Requirement              1.2         1.2         1.2
                                             --------    --------    --------
Earnings Available for Common Stockholder      $163.5      $211.9      $183.0
                                             ========    ========    ========


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's electric utility operating revenues and gross margin (total electric utility operating revenues less fuel and purchased power expenses) during 2000 with similar information for 1999 and 1998.


Electric Utility Operations          2000          1999          1998
---------------------------          ----          ----          ----
                                            (Millions of Dollars)
Electric Operating Revenues        $1,763.4      $1,688.3      $1,641.4
Fuel and Purchased Power
  Fuel                                325.3         299.1         303.0
  Purchased Power                     166.2         139.8         141.6
                                   --------      --------      --------
Total Fuel and Purchased Power        491.5         438.9         444.6
                                   --------      --------      --------
Gross Margin                       $1,271.9      $1,249.4      $1,196.8
                                   ========      ========      ========


During 2000, Wisconsin Electric's total electric utility operating revenues increased by $75.1 million or 4.4% compared with 1999. Wisconsin Electric attributes this growth mostly to higher electric energy sales and rate increases during 2000. Interim and final electric rate increases, that became effective in early April 2000 and on August 30, 2000, respectively, contributed approximately $22.1 million to the increase in electric operating revenues. For additional information concerning these rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Fuel and purchased power expenses increased by $52.6 million or 12.0% during 2000, reflecting increased generation and significantly higher natural gas prices. Purchased power expenses also grew due to higher fixed costs during 2000 associated with long-term purchased power contracts. To a certain extent, Wisconsin Electric was able to limit the increase in fuel and purchased power costs during 2000 by changing its electric supply mix away from higher cost natural gas-fired generation and power purchases to lower cost nuclear and coal-fired generation.

Primarily due to an increase in total electric energy sales during 1999, Wisconsin Energy's total electric utility operating revenues increased by $46.9 million or 2.9% and gross margin increased by $52.6 million or 4.4% when compared with 1998.

                                        Operating Revenues                  Megawatt-Hour Sales
                                  -------------------------------     -------------------------------
  Electric Utility Operations      2000        1999        1998        2000        1999        1998
-------------------------------    ----        ----        ----        ----        ----        ----
                                       (Millions of Dollars)                    (Thousands)
Customer Class
  Residential                      $597.2      $574.8      $571.4     7,477.6     7,346.8     7,327.0
  Small Commercial/Industrial       534.7       510.1       487.6     8,287.5     8,028.2     7,612.4
  Large Commercial/Industrial       464.9       451.2       450.1    11,626.2    11,333.6    11,392.0
  Other-Retail/Municipal             58.3        51.2        51.2     1,527.3     1,314.0     1,287.2
  Resale-Utilities                   84.0        79.1        60.9     2,480.2     2,597.3     1,856.6
  Other Operating Revenues           24.3        21.9        20.2        -           -           -
                                 --------    --------    --------    --------    --------    --------
Total                            $1,763.4    $1,688.3    $1,641.4    31,398.8    30,619.9    29,475.2
                                 ========    ========    ========    ========    ========    ========

Weather - Degree Days (a)
  Heating (6,887 Normal)                                                6,716       6,318       5,848
  Cooling (681 Normal)                                                    566         753         800

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin, normal degree days are based upon a twenty-year moving average.


During 2000, total electric energy sales increased by
778.9 thousand megawatt-hours or 2.5% compared with 1999, mostly reflecting growth in the average number of residential, small commercial/industrial and other retail/municipal customers and a 13.1% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers. Excluding the Empire and Tilden mines, total electric sales increased by 1.7% and sales to the remaining large commercial/industrial customers increased by 0.1% between the comparative periods. Growth in the average number of customers partially offset the effects of cooler weather during the 2000 cooling season on total electric energy sales and operating revenues. As measured by cooling degree days, 2000 was 24.8% cooler than 1999 and 16.9% cooler than normal.

From August through mid-October 1999, the Empire and Tilden iron ore mines were temporarily shut down. As a result, electric energy sales to the mines decreased 9.8% during 1999 compared to 1998. Excluding the Empire and Tilden iron ore mines, total electric energy sales increased by 5.1% during 1999 and sales to the remaining large commercial/industrial customers increased by 2.0% when compared with 1998. Sales for resale to other utilities increased by 39.9% during 1999 primarily due to higher opportunity sales. When comparing 1999 electric sales with 1998, summer cooling load due to weather was not a significant factor. As measured by cooling degree days, 1999 was 5.9% cooler than 1998. However, 1999 and 1998 were 10.6% and 17.5% warmer than normal, respectively.


Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Electric's gas utility operating revenues and its gross margin (total gas utility operating revenues less cost of gas sold) during 2000 with similar information for 1999 and 1998. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin.


   Gas Utility Operations           2000            1999          1998
---------------------------         ----            ----          ----
                                            (Millions of Dollars)
Gas Operating Revenues              $399.7         $306.8        $295.9
Cost of Gas Sold                     258.7          174.0         175.5
                                    ------         ------        ------
Gross Margin                        $141.0         $132.8        $120.4
                                    ======         ======        ======


During 2000, Wisconsin Electric's total gas utility operating revenues increased by $92.9 million or 30.3% while gross margin increased by $8.2 million or 6.2% when compared with 1999. Significantly higher natural gas prices mostly contributed to the increase in total gas utility operating revenues. Because changes in the cost of natural gas purchased at market prices were included in customer rates through the gas cost recovery mechanism, gas operating revenues changed by approximately the same amount as the cost of gas sold and gross margin was unaffected by such changes. Interim and final retail gas rate increases, that became effective in early April 2000 and on August 30, 2000, respectively, along with a weather-related increase in higher margin residential and commercial/industrial retail gas sales during the fourth quarter of 2000, contributed to the increase in operating revenues and gross margin during 2000. For additional information concerning the rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. A decrease in revenues from interdepartmental therm deliveries to Wisconsin Electric's natural gas-fired electric generating facilities during 2000 partially offset the increases in gas utility operating revenues and gross margin noted above.

Due in large part to increased retail gas sales during 1999, especially to higher margin residential and commercial/industrial customers, Wisconsin Electric's gross margin increased by $12.4 million or 10.3% compared with 1998. In spite of the increase in retail gas sales, however, the cost of gas sold decreased by 0.9% during 1999 due to a decrease in the price of purchased gas.

                                        Operating Revenues                   Therm Deliveries
                                  ------------------------------       -----------------------------
     Gas Utility Operations       2000         1999        1998        2000        1999        1998
-------------------------------   ----         ----        ----        ----        ----        ----
                                       (Millions of Dollars)                     (Millions)
Customer Class
 Residential                      $244.3      $193.8      $176.5       335.7       329.0       289.5
 Commercial/Industrial             132.0        95.1        87.9       206.2       195.3       182.0
 Interruptible                       5.3         5.3         7.1        12.0        16.3        23.3
                                  ------      ------      ------       -----       -----       -----
   Total Retail Gas Sales          381.6       294.2       271.5       553.9       540.6       494.8
 Transported Customer-Owned Gas     17.4        14.6        12.0       349.9       347.9       349.4
 Transported-Interdepartmental       1.5         1.8         2.5        41.1        55.6        78.6
 Other Operating Revenues           (0.8)       (3.8)        9.9         -           -           -
                                  ------      ------      ------       -----       -----       -----
Total                             $399.7      $306.8      $295.9       944.9       944.1       922.8
                                  ======      ======      ======       =====       =====       =====

Weather - Degree Days (a)
 Heating (6,887 Normal)                                                6,716       6,318       5,848

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin, normal degree days are based upon a twenty-year moving average.


Other Items

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses increased by $46.6 million during 2000 when compared with 1999. The most significant change in other operation and maintenance expenses between the comparative periods resulted from $52.7 million of pre-tax non-recurring charges associated with the WICOR merger including severance, benefits and other items. Increased other operation and maintenance expenses during 2000 were also attributable to $14.8 million of higher non-fuel fossil generation expenses and $9.0 million of higher electric distribution expenses offset in part by an $8.8 million decline in nuclear non-fuel expenses and a $9.9 million decline in customer service expenses.

Non-fuel fossil generation expenses increased during 2000 primarily due to differences in the scope and timing of scheduled maintenance outages for various generating facilities. Electric distribution expenses were higher due in large part to increased forestry and maintenance activity. During 2000, nuclear non-fuel expenses were lower as a result of continued progress on various performance improvement initiatives. Between the comparative periods, customer service expenses were lower primarily due to a change in the period over which conservation expenses are being amortized.

During 1999, other operation and maintenance expenses decreased by $12.6 million when compared with 1998. The most significant changes in other operation and maintenance expenses between the comparative periods include a $28.0 million decrease in nuclear non-fuel expenses partially offset by a $4.9 million increase in administrative and general expenses, a $2.9 million increase in electric transmission expenses, a $2.2 million increase in payroll taxes and a $2.1 million increase in non-fuel fossil generation expenses. Nuclear non-fuel expenses decreased as a result of progress on various performance improvement initiatives, while administrative and general expenses increased mostly due to higher employee benefits paid and to increased staffing, which also increased payroll taxes. Electric transmission expenses increased primarily due to higher purchased power transmission fees during 1999, and non-fuel fossil generation expenses increased as a result of an increase in the number of maintenance outages early in 1999 at Wisconsin Electric's fossil-fuel power plants in anticipation of higher electric demand during the summer of 1999.

DEPRECIATION, DECOMMISSIONING AND AMORTIZATION EXPENSES:
Depreciation, decommissioning and amortization expenses were $38.5 million higher during 2000 compared with 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $22.8 million during 1999. Higher average depreciable property during 2000 also contributed to an increase in depreciation expense.

Primarily due to an increase in average depreciable property, Wisconsin Electric's depreciation, decommissioning and amortization expenses increased by $8.5 million during 1999 when compared with 1998.

OTHER INCOME AND DEDUCTIONS:   Other income and deductions was
$4.9 million lower when comparing 2000 with 1999 and $12.9 million lower when comparing 1999 with 1998. The change during 2000 primarily reflects increased contributions to the Wisconsin Energy Foundation during the fourth quarter of 2000.
In 1999, Wisconsin Electric made a one-time $18.0 million pre-tax litigation settlement payment that was offset in part by a $6.1 million gain on the sale of certain properties.

INCOME TAXES:   The effective income tax rate increased during
2000 due in large part to the end of amortization of pre-1991 contributions in aid of construction as described above.


                 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Electric's cash flows during 2000, 1999 and 1998:

Wisconsin Electric Power Company     2000      1999      1998
--------------------------------     ----      ----      ----
                                      (Millions of Dollars)
Cash Provided by (Used in):
  Operating Activities              $572.7     $335.3    $481.8
  Investing Activities              (419.3)    (393.1)   (364.8)
  Financing Activities              (192.7)      93.5    (112.9)


Operating Activities

During 2000, cash provided by operating activities increased by $237.4 million compared with 1999, reflecting a $110 million contested liability payment made during the fourth quarter of 1999 in the Giddings & Lewis Inc./City of West Allis lawsuit, changes in working capital requirements and reduced tax payments during 2000 as well as increased non-cash charges for depreciation and amortization offset in part by decreased non-cash charges for net deferred income taxes.

Cash provided by operating activities decreased by $146.5 million during 1999 compared with 1998, reflecting the $110 million contested liability payment in the Giddings & Lewis Inc./City of West Allis lawsuit noted above and changes in working capital requirements, offset in part by increased non-cash charges for depreciation and amortization and for net deferred income taxes.

During 2000, cash from operations provided for approximately 163% and 112% of the Company's capital expenditure requirements before and after the payment of common dividends, respectively, compared with 97% and 45%, respectively, during 1999 and 147% and 92%, respectively, during 1998. During 1999 and 1998, Wisconsin Energy used net borrowings as well as a capital contribution from Wisconsin Energy during 1999 to supplement the funding of its capital requirements.


Investing Activities

For the year ended December 31, 2000, Wisconsin Electric spent $419.3 million in investing activities including $352.5 million for the acquisition or construction of new or improved facilities, $41.6 million for the acquisition of nuclear fuel and $17.6 million of payments to the nuclear decommissioning trust fund for the eventual decommissioning of Point Beach Nuclear Plant.


Financing Activities

During 2000, Wisconsin Electric used $192.7 million of net cash in its financing activities consisting primarily of the payment of $178.6 million of dividends to Wisconsin Energy.


CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Wisconsin Electric currently expects cash from operations to provide about 125% of the Company's capital expenditure requirements during 2001 before the payment of common dividends. In February 2001, to meet additional future anticipated capital requirements and to maintain an appropriate capital structure, Wisconsin Electric's Board of Directors authorized a quarterly cash dividend, payable to Wisconsin Energy on March 1, 2001, of $32.5 million ($130.0 million on an annualized basis), which was reduced from prior quarterly dividends paid during 2000 of $44.9 million (or $179.6 million on an annualized basis). In addition, Wisconsin Electric anticipates receiving approximately $105 million of cash distributions from the American Transmission Company LLC during the first half of 2001. Beyond 2001, Wisconsin Electric expects to meet its capital requirements through internally generated funds supplemented, when required, through the issuance of capital market securities.

The Company has access to outside capital markets and has been able to generate funds internally and externally to meet its capital requirements. Wisconsin Electric's ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Electric believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

On December 31, 2000, Wisconsin Electric had $128 million of available unused lines of bank credit. Wisconsin Electric has historically used these lines primarily to support its outstanding commercial paper and other short-term borrowings.

The following table shows Wisconsin Electric's capitalization structure at December 31:

Capitalization Structure                  2000                          1999
------------------------         ---------------------         ----------------------
                                                (Millions of Dollars)
Common Equity                    $1,864.8        48.3%         $1,880.9        48.4%
Preferred Stock                      30.4         0.8%             30.4         0.8%
Long-Term Debt (including
  current maturities)             1,707.7        44.2%          1,708.4        44.0%
Short-Term Debt                     257.0         6.7%            264.7         6.8%
                                 --------       ------         --------       ------
    Total                        $3,859.9       100.0%         $3,884.4       100.0%
                                 ========       ======         ========       ======


Access to capital markets at a reasonable cost is determined in large part by credit quality. In conjunction with Wisconsin Energy's issuance of $1 billion of unsecured senior notes in March 2001, Standard & Poors Corporation ("S&P") maintained its negative outlook for Wisconsin Energy and its subsidiaries, including Wisconsin Electric. Moody's Investors Service ("Moody's") and Fitch reaffirmed their ratings of the securities of Wisconsin Electric. Moody's outlook remains stable for Wisconsin Electric. The following table summarizes the current ratings of the securities of Wisconsin Electric by S&P, Moody's and Fitch.


Wisconsin Electric Power Company           S&P          Moody's         Fitch
--------------------------------           ---          -------         -----
Commercial Paper                           A-1+           P-1            F1+
Senior Secured Debt                        AA-            Aa2            AA
Unsecured Debt                             A+             Aa3            AA-
Preferred Stock                            A              aa3            AA-


These ratings provide a significant degree of flexibility in obtaining funds on competitive terms and reflect the views of the rating agencies. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides the circumstances warrant that change. Each rating should be evaluated independently of any other rating. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness.


Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be approximately $395 million during 2001. Due to changing environmental and other regulations such as air quality standards or electric reliability initiatives, future long-term capital requirements may vary from recent capital requirements. Wisconsin Electric currently expects capital expenditures, excluding the purchase of nuclear fuel, to be between approximately $340 million and $400 million per year during the next five years. These forward-looking estimated capital expenditures include costs for upgrades to Wisconsin Electric's existing electric generating capacity and its electric and gas utility distribution systems contemplated under the "Power the Future" strategy.


   FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

OUTLOOK

The following forecasts are forward-looking statements subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions; business, competitive and regulatory conditions in the deregulating and consolidating energy industry, in general, and in the Company's utility service territories; availability of the Company's generating facilities; changes in purchased power costs and supply availability; changes in coal or natural gas prices and supply availability; unusual weather; regulatory decisions; obtaining the necessary regulatory approvals and investment capital to implement the growth strategy; the timing and extent of realization of anticipated synergy benefits from the WICOR merger; disposition of legal proceedings; and other factors referred to under "Market Risks" and "Cautionary Factors" below.


Forecasts

ELECTRIC SALES:   Assuming moderate growth in the economy of its
electric utility service territories and normal weather, the Company presently anticipates its total retail and municipal electric kilowatt-hour sales to grow at a compound annual rate of 2.5% over the five-year period ending December 31, 2005.

GAS DELIVERIES:   Assuming moderate growth in the economy of its
gas utility service territories and normal weather, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.9% over the five-year period ending December 31, 2005.


Factors Affecting Forecasts

GAS COSTS:   The cost of natural gas rose approximately 325%
during 2000, affecting Wisconsin Electric's electric and gas utility operations. Based upon December closing prices for natural gas futures on the New York Mercantile Exchange, the cost of gas increased from $2.344 per decatherm in January 2000 to $9.978 per decatherm in January 2001. Based upon February closing prices, the cost of gas increased from $2.603 per decatherm in March 2000 to $4.998 per decatherm in March 2001, an increase of approximately 90%.

Gas costs have increased significantly because the supply of gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities and colder winter weather in late 2000. Wisconsin Electric expects that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix over a period of several years.

Higher gas costs increase the working capital requirements of the Company, result in higher gross receipts taxes in the state of Wisconsin and expose the Company to greater risks of accounts receivable write-offs.

As a result of gas cost recovery mechanisms, the gas distribution operations of Wisconsin Electric receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

The electric operations of Wisconsin Electric burns natural gas in several of its peaker power plants or as a supplemental fuel at several coal-fired plants, and the cost of purchased power is tied to the cost of natural gas in many instances. As described below, Wisconsin Electric bears significant regulatory risk for the recovery of fuel costs related to electric generation and purchased power that are higher than the base rate established in its rate structure.

RECOVERY OF FUEL AND PURCHASED POWER COSTS:   The electric
operations of Wisconsin Electric operate under a fuel cost adjustment clause for its fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. For 2000 and 1998, actual Wisconsin Electric fuel and purchased power costs exceeded base costs by $25.9 million and $11.3 million, respectively. For 1999, actual Wisconsin Electric fuel and purchased power costs were $1.5 million less than base costs.
For 2001, the 3% range is plus or minus approximately
$14 million. If actual fuel and purchased power costs exceed the 3% window, Wisconsin Electric has the opportunity to make a filing with the Public Service Commission of Wisconsin ("PSCW") to establish new base fuel costs prospectively and adjust rates accordingly. This procedure is subject to normal PSCW hearings and the regulatory process but is limited to only fuel costs. If costs are less than the 3% window, the rate is reduced immediately. The base fuel rates include, among other things, assumptions regarding the availability of the Company's generating assets, including Point Beach Nuclear Plant, and the cost of natural gas and purchased power. As described in further detail below in "Rates and Regulatory Matters," Wisconsin Electric implemented an interim fuel adjustment surcharge in February 2001 under this procedure.

In December 2000, the PSCW initiated a review of fuel rules and solicited comments from Wisconsin utilities. The Company has submitted comments to the PSCW which seek to minimize or eliminate risks associated with fuel costs. It is expected that the PSCW will modify existing fuel rules during the latter part of 2001. Any permanent changes to the fuel rules will require Wisconsin legislative approval.

WEATHER:   The rates of Wisconsin Electric are set by the PSCW
based upon weather which approximates 20-year averages. Electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. Gas revenues are sensitive to the winter heating season. A summary of actual weather information for 2000, 1999 and 1998 as measured by degree-days may be found above in "Results of Operations."

INTEREST RATES:   The Company has approximately $257.0 million of
variable rate short-term debt and $165.4 million of variable rate long-term debt outstanding as of December 31, 2000. Changes in future interest rates will have an impact on future interest expense.

INFLATION:   The Company continues to monitor the impact of
inflation in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. With expectations of low-to-moderate inflation, Wisconsin Electric does not believe the impact of inflation will have a material effect on its future results of operations.


INVESTMENTS, MERGERS AND ASSET TRANSFERS

Electric Generation

"POWER THE FUTURE" STRATEGY:   In late February 2001, Wisconsin
Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, that would improve the supply and reliability of electricity in Wisconsin and that is expected to improve the Company's financial results. The "Power the Future" strategy is needed to meet growing load and ensure a diverse fuel mix while keeping electricity prices reasonable. Demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 4,000 megawatts by 2010. Wisconsin Electric's load is growing at approximately 100-
150 megawatts per year. "Power the Future" adds new coal capacity to the power portfolio and allows Wisconsin Electric to maintain roughly the same fuel mix as today. A mix of coal and gas capacity is expected to save customers over $1.6 billion (over the life of the plants and estimating future natural gas costs) compared to the alternative all-gas scenario.

As part of its "Power the Future" strategy, Wisconsin Energy would invest in the following over the next ten years:

  * Approximately $3 billion in at least 2,800 megawatts of new natural gas-fired and coal-fired generating capacity;

  * Approximately $1.3 billion in existing electric generating assets; and

  * Approximately $2.7 billion in new and existing electric utility distribution system assets and other capital projects.


Wisconsin Energy anticipates creating a new non-utility energy subsidiary that would construct and own the new generating capacity noted above. Under the enhanced "Power the Future" strategy, Wisconsin Electric would sign 20 to 25-year leases for each facility, approved by the PSCW, and would operate and maintain the new plants as part of the lease agreements. At the end of the original contracts, Wisconsin Electric would have the right to renegotiate and continue the leases, or acquire the associated plants outright, at market value. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have some opportunity to expand or extend wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal.

Implementation of the "Power the Future" strategy is subject to a number of state and federal regulatory approvals as well as the amendment of several state laws in Wisconsin. In late February 2001, Wisconsin Energy filed its enhanced "Power the Future" proposal with the PSCW. The enhanced "Power the Future" proposal has benefited from a broad coalition of support including customer groups, public power, municipal and cooperative utilities and smaller investor-owned utilities in Wisconsin. Depending upon the response of the PSCW to this preliminary filing, Wisconsin Energy anticipates filing detailed plans later in 2001. Wisconsin Energy anticipates obtaining the capital necessary to finance and execute this strategy from a combination of internal and external sources.


Energy Distribution

ACQUISITION OF WICOR, INC:   On April 26, 2000, Wisconsin Energy
acquired WICOR, Inc. The business combination was accounted for as a purchase.

WICOR was a diversified utility holding company with consolidated total assets of approximately $1.1 billion at December 31, 1999 in utility and non-utility energy subsidiaries as well as in pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company, the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy intends to continue the primary business operations of WICOR. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas and expects to integrate customer billing systems in the third quarter of 2001.

On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW for authority to transfer Wisconsin Electric's gas utility assets, together with certain associated liabilities, to Wisconsin Gas in a tax free exchange for an equity ownership by Wisconsin Electric in Wisconsin Gas. The matter is pending. This transaction is also subject to the approval of the Securities and Exchange Commission under the Public Utility Holding Act of 1935. For additional information, see "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements.

Assuming timely realization of estimated synergies from the merger, Wisconsin Energy expects the merger to begin contributing approximately $35 million to annual pre-tax earnings during 2001. Synergies are expected from lower expenses for the cost of gas, materials and services through enhanced purchasing power, through elimination of duplication through attrition, and through sharing of resources. Additional synergies are anticipated from the logical consolidation of common functions over time as well as from such areas as insurance and regulatory costs and legal, audit and consulting fees.

The PSCW approved the WICOR merger in March 2000. As described in further detail below in "Rates and Regulatory Matters," the PSCW's order provided for a qualified five-year rate freeze for Wisconsin Electric's and Wisconsin Gas' natural gas, electric and steam utility services beginning January 1, 2001. In its order, the commission found that it was reasonable to allow the utilities to retain synergy savings associated with the merger during the 5-year rate restriction period.

AMERICAN TRANSMISSION COMPANY LLC:   During 2000, Wisconsin
Electric and Edison Sault Electric Company ("Edison Sault"), an affiliate of Wisconsin Electric, agreed to join the American Transmission Company LLC by transferring all of its electric utility transmission assets in exchange for an equity interest in the new company. Transfer of Wisconsin Electric's electric transmission assets, with a net book value of approximately
$222 million, became effective on January 1, 2001. During the first half of 2001, the American Transmission Company is expected to issue debt and to distribute cash to Wisconsin Electric in an amount equal to approximately 50% of the net book value of the assets originally transferred. Joining the American Transmission Company is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

Wisconsin Electric expects to receive earnings contributions from the American Transmission Company in proportion to its ownership share. The Company anticipates that transfer of its electric transmission assets to the American Transmission Company will be earnings neutral subject to future rate recovery of any related deferred charges.


RATES AND REGULATORY MATTERS

The Public Service Commission of Wisconsin regulates retail electric, natural gas, steam and water rates in the state of Wisconsin, while the Federal Energy Regulatory Commission regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission regulates retail electric rates in the state of Michigan.


Wisconsin Jurisdiction

WICOR MERGER ORDER:   As a condition of its March 2000 approval
of the WICOR acquisition, the PSCW ordered a qualified five-year freezing of rates for Wisconsin Electric's electric, natural gas and steam utility services and for natural gas rates at Wisconsin Gas that were in effect on January 1, 2001. The Company may seek biennial rate reviews during the five-year rate restriction period limited to changes in revenue requirements as a result of:

  *  Governmental mandates;

  * Abnormal levels of capital additions required to maintain or improve reliable electric service; or

  * Major gas lateral projects associated with approved natural gas pipeline construction projects.


To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, the Company's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow the Company to retain synergy savings associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin
Electric's electric, natural gas and steam utilities.

                                        Annualized                    Authorized
                                         Revenue         Percent       Return on
                                         Increase        Change         Common       Effective
Service - Wisconsin Electric            (Decrease)      in Rates        Equity          Date
----------------------------            ----------      --------      ----------     ---------
                                        (Millions)         (%)            (%)
Fuel electric, WI (a)                      $37.8           2.5%           -            2/09/01
Fuel electric, MI                            1.0           2.4%           -            1/01/01
Retail electric, WI                         27.5           1.8%          12.2%         1/01/01
Retail electric, WI (b)                     36.5           2.5%          12.2%         8/30/00
Retail gas (b)                               8.0           2.1%          12.2%         8/30/00
Retail electric, WI (b)                     25.2           1.7%          12.2%         4/11/00
Retail gas (b)                              11.6           3.3%          12.2%         4/11/00
Fuel electric, WI                           (7.8)         (0.5%)          -            5/01/99
Retail electric, MI                          2.1           6.0%          11.0%         4/13/99
Retail electric, WI (c)                    160.2          12.7%          12.2%         5/01/98
Retail gas (c)                              18.5           5.4%          12.2%         5/01/98
Steam heating (c)                            1.2           9.3%          12.2%         5/01/98
Retail electric, WI (c)                    134.9          10.7%          12.2%         1/01/98
Retail gas (c)                              18.5           5.5%          12.2%         1/01/98
Steam heating (c)                            0.8           6.3%          12.2%         1/01/98
Fuel electric, WI (d)                       11.9           1.0%           -            1/01/98

(a) The February 9, 2001 order is an interim order subject to refund pending the outcome of a full review of fuel costs by the PSCW. A final order is expected in May 2001.

(b) The April 11, 2000 order was an interim order that was effective until the August 30, 2000 final order was received from the PSCW. The final
    August 30, 2000 order superseded the April 11, 2000 interim order.

(c) The January 1, 1998 order was an interim order that was effective until the May 1, 1998 final order was received from the PSCW. The final May 1, 1998 order superseded the January 1, 1998 interim order.

(d) A final order from the PSCW, dated December 23, 1997, authorized a total increase in fuel revenue of $27.2 million less $15.3 million previously collected through an interim order during 1997.


On March 23, 2000, the PSCW approved Wisconsin Electric's request for interim price increases related to the 2000/2001 biennial period, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.3%) increase for gas operations. The interim increase, which was subject to potential refund, became effective April 11, 2000. Rates in the interim order were based upon a 12.2% return on common equity.

On August 30, 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or
$11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or
$3.6 million lower than authorized in the interim order). Wisconsin Electric has refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders. In its August 30, 2000 final order, the PSCW authorized a second $27.5 million (1.8%) increase for electric operations effective January 1, 2001. Rates in the final order were based upon a 12.2% return on common equity.

Wisconsin Electric filed a petition for a rehearing of the final order with the PSCW to reconsider the revenue increase for gas operations. On November 9, 2000, the PSCW denied Wisconsin Electric's petition. On November 14, 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court seeking its review of the PSCW's decision. The court has set a briefing schedule with final briefs due on May 5, 2001.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide ("NOx") remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures are subject to refund at the end of 2001 to the extent that actual expenditures are less than forecasted expenditures included in the final order. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for revenue requirement components associated with NOx expenditures. Depending upon Wisconsin Electric's actual NOx remediation expenditures during the 2000/2001 biennial period, any over or under-spent balances at the end of 2001 in the NOx escrow account will need to be addressed in future rate making activities.

FUEL COST ADJUSTMENT PROCEDURE:   As noted above, Wisconsin
Electric operates under a fuel cost adjustment clause for its fuel and purchased power costs associated with the generation and delivery of electricity. On December 8, 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates in it's Wisconsin jurisdiction to recover increased cost of fuel and purchased power in 2001 on an expedited basis to be effective February 1, 2001. Wisconsin Electric revised it's projected fuel cost shortfall on January 10, 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held on January 17, 2001. On February 9, 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 fuel costs subject to refund pending the outcome of a full review of fuel costs. Hearings on the final phase of the case have been scheduled for March 23 and April 2, 2001. A final order in this case is expected in early spring 2001.

GAS COST RECOVERY MECHANISM:   As a result of the acquisition of
WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Electric and for Wisconsin Gas. In recent years, Wisconsin Electric has operated under a modified dollar for dollar GCRM, which includes after the fact prudence reviews by the PSCW, while the Wisconsin Gas GCRM includes an incentive mechanism that provides an opportunity for Wisconsin Gas to increase or decrease earnings within certain limited ranges as a result of gas acquisition activities and transportation costs. For both companies, the majority of gas costs are passed through to customers under their existing gas cost recovery mechanisms.

In February 2001, the PSCW issued separate orders to Wisconsin Electric and to Wisconsin Gas authorizing a similar GCRM for each company. These new GCRMs, which are effective April 1, 2001, are similar to the existing GCRM at Wisconsin Gas. Under the new GCRMs, gas costs will be passed directly to customers through a purchased gas adjustment clause. However, both companies will have the opportunity to increase or decrease earnings by up to approximately 2.5% of their total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.


Michigan Jurisdiction

In mid-November 2000, Wisconsin Electric submitted an application with the Michigan Public Service Commission requesting an electric retail rate increase of $3.7 million (9.4%) on an annualized basis. Hearings on this rate relief request are scheduled for April of 2001 with a final order anticipated to be issued in August of 2001.

FUEL COST ADJUSTMENT PROCEDURE:   In September 2000, Wisconsin
Electric submitted applications with the Michigan Public Service Commission requesting reinstatement on January 1, 2001 of its Power Supply Cost Recovery ("PSCR") mechanism. On January 1, 2001, Wisconsin Electric self-implemented a PSCR factor of
1.41 mills per kilowatt-hour and expects to collect approximately $1 million of PSCR revenue during 2001. Hearings on Wisconsin Electric's application are anticipated in the second quarter of 2001. PSCR revenues collected during 2001 are subject to a true-up hearing procedure in 2002.


INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric industry continues a trend towards restructuring and increased competition. In the region, the state of Illinois has passed legislation that introduced retail electric choice for large customers in 1999 and introduces choice for all retail customers by May 2002. As described in further detail below, full retail electric choice is scheduled to be introduced in the state of Michigan in January 2002. Congress continues to evaluate restructuring proposals at the federal level. However, recent severe electric supply constraints and a resulting rise in the cost of electricity in California has revitalized public debate in Wisconsin concerning deregulation. Given the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, the Company cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations.

RESTRUCTURING IN WISCONSIN:   Due to many factors, including
relatively competitive electric rates charged by the state's electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focussed in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

  * Improvements to existing and addition of new electric transmission lines in the state;

  *  Addition of new generating capacity in the state;

  * Modifications to the regulatory process to facilitate development of merchant generating plants;

  * Development of a regional independent electric transmission system operator; and

  * The previously described formation of a statewide transmission company, the American Transmission Company LLC, which became operational January 1, 2001.


The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

RESTRUCTURING IN MICHIGAN:   In June 2000, the Governor of the
state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the Michigan Public Service Commission to enforce implementation of prior electric retail access plans. In effect, the new law provides that all Michigan retail customers of investor-owned utilities will have the ability to choose their electric power producer as of January 1, 2002.

As directed by the Michigan Public Service Commission, Wisconsin Electric jointly submitted a customer choice implementation plan with its affiliate, Edison Sault, in October 2000 and updated the filing in February 2001. Such plan envisions certain additional filings in June 2001 including proposed unbundled rates. During 2000, revenues in the state of Michigan from Wisconsin Electric's electric retail customers were approximately $118 million, representing 5.4% of total operating revenues and 6.7% of total electric utility operating revenues. The Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers, are located in the Upper Peninsula of Michigan. These mines, from which Wisconsin Electric received approximately $74 million of electric utility operating revenues during 2000, will not be subject to Michigan's customer choice plan until special negotiated power sales contracts between Wisconsin Electric and the mines expire in 2007. Wisconsin Electric and Edison Sault believe that their power supply costs are and will be competitive when the customer choice program commences in January of 2002.
In addition, alternative electric suppliers will use the companies' electric distribution systems under unbundled effective rates.


Natural Gas Utility Industry

RESTRUCTURING IN WISCONSIN:   The PSCW has instituted generic
proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the commission has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Electric is unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.


ELECTRIC SYSTEM RELIABILITY

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2000. Public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2001. However, the Company anticipates that the regional electric energy supply will remain tight into the foreseeable future. As a result of this, or of extremely hot weather along with unexpected equipment unavailability, Wisconsin Electric could be required to call upon load management procedures during 2001 as it has in past years.

Wisconsin Electric is proceeding with several long-term measures to enhance the reliability of its own system, including participation in the "Power the Future" strategy discussed above.


NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns two 510-
megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. During 2000, 1999, and 1998, Point Beach provided 23%, 22% and 18% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

As a result of various performance improvement initiatives, Wisconsin Electric's total nuclear operation and maintenance expenses, excluding fuel and benefit overheads, decreased from $156 million during 1998 to $128 million during 1999 and $119 million during 2000. Unplanned shutdowns or power reductions of Point Beach Units 1 or 2 may occur from time to time as Wisconsin Electric continues to perform reviews of facility design and to implement further improvement initiatives.

In July 2000, Wisconsin Electric's senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the PSCW, the project is scheduled to be completed by May 2004 and is expected to add approximately 76 megawatts of electrical output to Point Beach.

Wisconsin Electric has formed an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by mid-2002. Based upon the results of this evaluation and subject to approval by executive management and by the boards of directors of Wisconsin Electric and Wisconsin Energy in the second half of 2002, Wisconsin Electric will determine whether to seek appropriate regulatory approvals, including submittal of an application to the Nuclear Regulatory Commission, for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

NUCLEAR MANAGEMENT COMPANY:   During 1999, WEC Nuclear
Corporation, a subsidiary of Wisconsin Energy, Northern States Power Company (now Xcel Energy), WPS Nuclear Corporation (a subsidiary of WPS Resources Corporation) and an affiliate of Alliant Energy Resources announced the formation of the Nuclear Management Company, LLC ("NMC"). In November 2000, Consumers Energy signed an agreement to become a full partner in the NMC. Assuming that Consumers Energy receives requisite regulatory approvals to transfer its operating licenses to the NMC during 2001, the NMC will operate a total of eight nuclear generating units at six sites in the states of Wisconsin, Minnesota, Michigan and Iowa with a total combined generating capacity of about 4,500 megawatts.

During 2000, the four original participants in the NMC received all necessary regulatory approvals, and the NMC assumed operating responsibility in August 2000 for Point Beach Nuclear Plant with the transfer of operating authority under its operating licenses. Each NMC participant continues to own its respective nuclear generating units and retains exclusive rights to the energy generated as well as financial responsibility for the safe operation, maintenance and decommissioning of its respective plants.

On September 7, 2000, the NMC announced the combination of the operations of Point Beach with Kewaunee Nuclear Power Plant into a "virtual 3-unit site." Kewaunee Nuclear Power Plant, owned by two other participants in the NMC, is located about five miles from Point Beach. Support functions including training, engineering, assessment, business and site services have been combined under this new management structure.

USED NUCLEAR FUEL STORAGE AND DISPOSAL:   During 1995, Wisconsin
Electric completed construction of a facility at Point Beach for the temporary dry storage of up to 48 canisters containing used nuclear fuel. During 2000, Wisconsin Electric finished loading the last of twelve canisters originally authorized by the PSCW. On March 13, 2001, the PSCW approved a May 2000 application for authority to load additional temporary used fuel dry storage containers beyond the twelve that were originally authorized.
The application requested authorization for sufficient additional containers, at a cost of up to approximately $46 million, to operate Point Beach Units 1 and 2 to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the facility. The PSCW's decision is expected to be finalized in an order to be issued in the second quarter of 2001.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $170.8 million as of December 31, 2000. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach in the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of August 2000, Wisconsin Electric has incurred damages in excess of $35 million, which it seeks to recover from the Department of Energy. Damages will continue to accrue, and, accordingly, Wisconsin Electric expects to seek to recover all of its damages in this lawsuit.

During 2000, President Clinton vetoed legislation that would have required the Department of Energy to establish a temporary used fuel repository in the state of Nevada until a permanent repository is available and to begin taking ownership from utilities and removing used fuel as required by the Waste Act. The Senate and the House failed to override the President's veto. Wisconsin Electric is unable to predict whether similar legislation might be reintroduced and passed during 2001 or whether the new administration might support and sign such legislation.


LEGAL MATTERS

GIDDINGS & LEWIS INC./CITY OF WEST ALLIS LAWSUIT:   In July 1999,
a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. Internal investigations lead Wisconsin Electric to believe that it was not the source of this waste. In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of an appeal, Wisconsin Electric tendered a contested liability payment of $110 million, which is part of Deferred Charges and Other Assets
- Other on the Consolidated Balance Sheet, to the Milwaukee County Clerk of Circuit Court representing the amount of the verdict and accrued interest. In further post-trial proceedings, the Circuit Court Judge issued a ruling during 2000 related to representations made by Wisconsin Electric during trial, imposing sanctions against Wisconsin Electric. Wisconsin Electric is appealing the judgment entered on the jury's verdict as well as the Judge's ruling on the sanctions matter.

As further developments, two shareholders filed separate shareholder derivative proceedings in Milwaukee County Circuit
Court during 2000 for alleged injuries to shareholders resulting from this litigation. The two lawsuits have been consolidated for pre-trial purposes. The matter is pending.

In the opinion of management, based in part on the advice of legal counsel, the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. Management also believes that the sanctions imposed by the Judge were not supported by the evidence or the law. As such, Wisconsin Electric has not established a reserve for potential damages from this suit. For further information, see "Note K - Commitments and Contingencies" in the Notes to Financial Statements.

WISCONSIN INTERNATIONAL ELECTRIC POWER LITIGATION:   During 1999,
Wisconsin Electric and Wisconsin International Electric
Power, Ltd. reached settlement of litigation brought by Wisconsin International Electric Power against Wisconsin Electric claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to development of an electric generating plant at Subic Bay in the Philippines. While Wisconsin Electric does not believe that it breached any contractual duties allegedly owed to the plaintiff, Wisconsin Electric paid Wisconsin International Electric Power, Ltd.
$18.0 million ($10.8 million after tax) in November 1999 to settle the case, and the plaintiff's claims were dismissed with prejudice.


ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, Wisconsin Electric faces potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting the Company include but are not limited to (1) air emissions such as carbon dioxide ("CO2"), sulfur dioxide ("SO2"), nitrogen oxide ("NOx"), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants. Wisconsin Electric is currently pursuing a proactive strategy to manage its environmental issues including (1) substitution of new and cleaner generating facilities for older facilities as part of the "Power the Future" strategy, (2) development of additional sources of renewable electric energy supply, (3) participation in regional initiatives to reduce the emissions of NOx from the Company's fossil fuel-fired generating facilities,
(4) participation in voluntary programs with the Wisconsin Department of Natural Resources and the United States Environmental Protection Agency to reduce overall emissions, including mercury, from Wisconsin Electric's coal-fired power plants, (5) recycling of ash from coal-fired generating units and
(6) the voluntary clean-up of former manufactured gas plant sites. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" above and "Note E - Nuclear Operations" in the Notes to Financial Statements, respectively.

NATIONAL AMBIENT AIR QUALITY STANDARDS:   In July 1997, the
United States Environmental Protection Agency revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. If these new standards withstand ongoing legal challenges, Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2004 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards will likely be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

OZONE NON-ATTAINMENT RULEMAKING:   In October 1998, the
Environmental Protection Agency promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. A court decision on these challenges was issued in March 2000 excluding the state of Wisconsin but continuing to include southern Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules. Further appeals are ongoing.

Independent of any court decisions, Wisconsin and some other states in the Lake Michigan region have concluded rulemakings that require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate, existing 1-hour ozone attainment demonstration rules required by the Environmental Protection Agency for the Lake Michigan region's severe non-attainment areas.

Wisconsin Electric is working with a variety of stakeholders to provide input to the plan under development by the state of Michigan. Wisconsin's rule is already in effect. Wisconsin Electric is evaluating various NOx control techniques under various regulatory scenarios to develop a least cost compliance plan and currently expects to incur total capital costs of $150 million to $200 million and annual operation and maintenance costs of $2 million to $4 million during the period 2001 through 2004 to comply with such a plan. Wisconsin Electric believes that compliance with the NOx emission reductions required by Wisconsin's non-attainment rules will substantially mitigate costs to comply with the Environmental Protection Agency's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Environmental Protection Agency regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

MANUFACTURED GAS PLANT SITES:   Wisconsin Electric is voluntarily
reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note K - Commitments and Contingencies" in the Notes to Financial Statements.

ASH LANDFILL SITES:   Wisconsin Electric aggressively seeks
environmentally acceptable, beneficial uses for its combustion byproducts. However, combustion byproducts have been, and to some degree continue to be, disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs of Wisconsin Electric.


MARKET RISKS

The Company is potentially exposed to market risk due to changes in interest rates, the return on marketable securities and the market price of electricity as well as to changes in fuel costs incurred to generate electricity and in the cost of gas for its gas operations. Exposure to interest rate changes relates to the Company's short and long-term debt as well as its preferred equity obligations, while exposure to fluctuations in the return on marketable securities relates to debt and equity security investments held in various trust funds. Exposure to electricity market price risk relates to forward activities taken to manage the supply of and demand for electric energy. Exposure to fuel and gas cost variations relates to the supply of and demand for coal, uranium, natural gas and fuel oil. For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

INTEREST RATE RISK:   The Company has various short-term
borrowing arrangements to provide working capital and general corporate funds. The level of borrowings under such arrangements vary from period to period, depending upon, among other factors, capital investments. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

As of December 31, 2000, the Company had approximately
$257.0 million of short-term debt outstanding with a weighted average interest rate of 6.58%, representing approximately
$16.9 million of annual pre-tax interest expense. A 1/8 percent change in effective interest rates would increase or decrease annual interest expense by approximately $0.3 million.

The table below provides information about the long-term financial instruments that were held by the Company at December 31, 2000 and that are sensitive to changes in interest rates. For long-term debt, the table presents anticipated principal cash flows by maturity date and the related annualized average interest rate of the maturing long-term debt. The annualized average interest rate on the variable rate long-term debt was estimated based upon a weighted average interest rate at December 31, 2000.

                                              Expected Maturity Date                          Fair Value
     Wisconsin Electric           ----------------------------------------------                as of
        Power Company             2001   2002     2003   2004     2005    Thereafter   Total   12/31/00
----------------------------      ----   ----     ----   ----     ----    ----------   -----  ----------
                                                          (Millions of Dollars)
Fixed Rate Long-Term Debt          $1.9  $151.9    $1.9  $141.9    $1.9   $1,049.3  $1,348.8  $1,308.5
   Average Interest Rate          7.50%  6.64%    7.50%  7.25%    7.50%      7.23%     7.17%

Variable Rate Long-Term Debt        -       -       -       -       -       $165.4    $165.4    $165.4
   Average Interest Rate            -       -       -       -       -        4.81%     4.81%

Preferred Stock Not Subject to
 Mandatory Redemption               -       -       -       -       -         -        $30.4     $15.4
  Average Dividend Rate             -       -       -       -       -         -         4.0%


MARKETABLE SECURITIES RETURN RISK:   The Company funds its
pension, other postretirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect pension, other postretirement benefit and nuclear decommissioning expenses in future periods. Future annuity payments to these trust funds can be affected by changes in the market price of the trust fund assets. Wisconsin Electric expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators.

At December 31, 2000, the Company had the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Power Company             Millions of Dollars
--------------------------------             -------------------
Pension trust funds                                $873.2
Nuclear decommissioning trust fund                  613.3
Other postretirement benefits trust funds            79.4


COMMODITY PRICE RISK:   In the normal course of business,
Wisconsin Electric utilizes contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of available generating capacity and energy during periods when available power resources are expected to exceed the requirements of the Company's obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. The Company manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers.

Wisconsin Electric's retail fuel cost adjustment procedure in Wisconsin mitigates some of the risk of fuel cost price fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted. For its gas utility operations, the gas cost recovery mechanism in Wisconsin currently mitigates most of Wisconsin Electric's risk of gas cost variations.

For additional information concerning the electric utility fuel cost adjustment procedure and the natural gas utilities' gas cost recovery mechanisms, see "Rates and Regulatory Matters" above.


ACCOUNTING DEVELOPMENTS

NEW PRONOUNCEMENTS:   Statement of Financial Accounting Standards
No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001, which will have an insignificant impact on net income and other comprehensive income. For further information, see "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements.

REGULATORY ACCOUNTING:   Wisconsin Electric operates under rates
established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utilities' books, as allowed under Statement of Financial Accounting Standards
No. 71, Accounting for the Effects of Certain Types of Regulation ("FAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. Such a charge could be material. The Company continually reviews the applicability of FAS 71 and has determined that it is currently appropriate to continue following FAS 71. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See "Note A - Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.


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

  * Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources related to emissions from fossil fuel power plants; or the siting approval process for new generation and transmission facilities.

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

  * The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of the Giddings & Lewis, Inc./City of West Allis lawsuit against Wisconsin
     Electric.

  * Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.

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

  * Factors which impede execution of Wisconsin Energy's "Power the Future" strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals and amendment of applicable laws in the state of Wisconsin, and obtaining the investment capital from outside sources necessary to implement the strategy.

  * Other business or investment considerations that may be disclosed from time to time in Wisconsin Electric's Securities and Exchange Commission filings or in other publicly disseminated written documents.


Business Combination Factors

  * Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and WICOR.

  * Unanticipated financing or other consequences resulting from the additional short-term debt issued to fund the acquisition of WICOR.

  * Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the merger.


Wisconsin Electric undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources - Market Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Electric is exposed due to changes in interest rates, the return on marketable equity securities and the price of commodities.




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   WISCONSIN ELECTRIC POWER COMPANY

                                           INCOME STATEMENT

                                        Year Ended December 31

                                                  2000               1999                 1998
                                               ----------         ----------           ----------
                                                            (Millions of Dollars)
Operating Revenues
  Electric                                      $1,763.4            $1,688.3            $1,641.4
  Gas                                              399.7               306.8               295.9
  Steam                                             21.9                21.3                20.5
                                                --------            --------            --------
     Total Operating Revenues                    2,185.0             2,016.4             1,957.8

Operating Expenses
  Fuel and purchased power                         497.7               445.0               450.0
  Cost of gas sold                                 258.7               174.0               175.5
  Other operation and maintenance                  696.1               649.5               662.1
  Depreciation, decommissioning
    and amortization                               272.7               234.2               225.7
  Property and revenue taxes                        65.9                66.6                60.9
                                                --------            --------            --------
     Total Operating Expenses                    1,791.1             1,569.3             1,574.2
                                                --------            --------            --------
Operating Income                                   393.9               447.1               383.6

Other Income and Deductions
  Interest income                                    4.0                 7.5                 8.4
  Allowance for other funds
    used during construction                         2.6                 3.8                 2.9
  Other                                            (16.4)              (16.2)               (3.3)
                                                --------            --------            --------
     Total Other Income and Deductions              (9.8)               (4.9)                8.0

Financing Costs
  Interest expense                                 117.5               114.7               112.2
  Allowance for borrowed funds
    used during construction                        (1.3)               (1.8)               (1.5)
                                                --------            --------            --------
     Total Financing Costs                         116.2               112.9               110.7
                                                --------            --------            --------
Income Before Income Taxes                         267.9               329.3               280.9

Income Taxes                                       103.2               116.2                96.7
                                                --------            --------            --------
Net Income                                         164.7               213.1               184.2

Preferred Stock Dividend Requirement                 1.2                 1.2                 1.2
                                                --------            --------            --------

Earnings Available for Common
  Stockholder                                     $163.5              $211.9              $183.0
                                                ========            ========            ========

The accompanying notes are an integral part of these financial statements.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                        STATEMENT OF CASH FLOWS

                                        Year Ended December 31

                                                    2000                1999                1998
                                                 ----------          ----------          ----------
                                                              (Millions of Dollars)
Operating Activities
  Net income                                       $164.7              $213.1              $184.2
  Reconciliation to cash
    Depreciation, decommissioning
      and amortization                              287.3               265.6               257.2
    Nuclear fuel expense amortization                27.4                25.8                18.9
    Deferred income taxes, net                       (5.9)               33.7                 0.8
    Investment tax credit, net                       (4.5)               (4.3)               (3.4)
    Allowance for other funds
      used during construction                       (2.6)               (3.8)               (2.9)
    Change in - Accounts receivable and
                  accrued revenues                  (95.7)               (3.9)              (14.7)
                Inventories                          (0.2)                0.8                (0.8)
                Other current assets                 31.1               (46.5)               (5.2)
                Accounts payable                     86.4               (42.4)               26.7
                Other current liabilities            42.8                (1.7)              (14.3)
    Other                                            41.9              (101.1)               35.3
                                                 --------              ------              ------
Cash Provided by Operating Activities               572.7               335.3               481.8

Investing Activities
  Capital expenditures                             (352.5)             (346.4)             (328.5)
  Allowance for borrowed funds
    used during construction                         (1.3)               (1.8)               (1.5)
  Nuclear fuel                                      (41.6)              (18.6)              (17.5)
  Nuclear decommissioning funding                   (17.6)              (17.7)              (15.5)
  Other                                              (6.3)               (8.6)               (1.8)
                                                 --------              ------              ------
Cash Used in Investing Activities                  (419.3)             (393.1)             (364.8)

Financing Activities
  Issuance of long-term debt                         25.0               179.6               169.4
  Retirement of long-term debt                      (30.2)             (100.7)              (78.8)
  Change in short-term debt                          (7.7)               45.4               (23.3)
  Stockholder capital contribution                    -                 150.0                 -
  Dividends paid on common stock                   (178.6)             (179.6)             (179.0)
  Dividends paid on preferred stock                  (1.2)               (1.2)               (1.2)
                                                 --------              ------              ------
Cash Provided by (Used in)
  Financing Activities                             (192.7)               93.5              (112.9)
                                                 --------              ------              ------
Change in Cash and Cash Equivalents                 (39.3)               35.7                 4.1

Cash and Cash Equivalents at
  Beginning of Year                                  49.9                14.2                10.1
                                                 --------              ------              ------
Cash and Cash Equivalents at
  End of Year                                       $10.6               $49.9               $14.2
                                                 ========              ======              ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)             $137.8              $131.2              $125.3
  Income taxes                                       59.7               117.9               106.6

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY

                                      BALANCE SHEET

                                       December 31

           ASSETS                                        2000                1999
           ------                                      --------            --------
                                                           (Millions of Dollars)
Property, Plant and Equipment
  Electric                                             $5,300.7            $5,070.2
  Gas                                                     578.2               552.4
  Steam                                                    64.4                63.5
  Common                                                  372.9               391.8
  Other property                                            7.3                 7.6
                                                       --------            --------
                                                        6,323.5             6,085.5
  Accumulated depreciation                             (3,339.2)           (3,189.9)
                                                       --------            --------
                                                        2,984.3             2,895.6
  Construction work in progress                           106.8                99.0
  Leased facilities, net                                  121.7               127.3
  Nuclear fuel, net                                        93.1                83.4
                                                       --------            --------
     Net Property, Plant and Equipment                  3,305.9             3,205.3

Investments
 Nuclear decommissioning trust fund                       613.3               625.7
 Other                                                     28.9                38.1
                                                       --------            --------
     Total Investments                                    642.2               663.8

Current Assets
  Cash and cash equivalents                                10.6                49.9
  Accounts receivable, net of allowance for
    doubtful accounts of $19.7 and $17.5                  232.7               166.6
  Accrued revenues                                        163.0               133.4
  Materials, supplies and inventories                     197.4               197.2
  Prepayments                                              71.5                98.0
  Deferred income taxes                                    32.5                37.5
  Other                                                     1.2                 0.8
                                                       --------            --------
     Total Current Assets                                 708.9               683.4

Deferred Charges and Other Assets
  Deferred regulatory assets                              232.0               215.1
  Other                                                   136.1               134.3
                                                       --------            --------
     Total Deferred Charges and Other Assets              368.1               349.4
                                                       --------            --------
Total Assets                                           $5,025.1            $4,901.9
                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY

                                      BALANCE SHEET

                                       December 31

    CAPITALIZATION AND LIABILITIES                       2000                1999
    ------------------------------                     --------            --------
                                                           (Millions of Dollars)
Capitalization (See Capitalization Statement)
  Common equity                                        $1,864.8            $1,880.9
  Preferred stock                                          30.4                30.4
  Long-term debt                                        1,679.6             1,677.6
                                                       --------            --------
     Total Capitalization                               3,574.8             3,588.9


Current Liabilities
  Long-term debt due currently                             28.1                30.8
  Notes payable                                           257.0               264.7
  Accounts payable                                        213.5               127.1
  Payroll and vacation accrued                             39.0                35.5
  Taxes accrued - income and other                         26.6                31.8
  Interest accrued                                         18.8                18.8
  Other                                                    84.2                39.7
                                                       --------            --------
     Total Current Liabilities                            667.2               548.4

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       466.1               459.3
  Accumulated deferred investment tax credits              74.7                79.2
  Deferred regulatory liabilities                         123.6               124.0
  Other                                                   118.7               102.1
                                                       --------            --------
     Total Deferred Credits and Other Liabilities         783.1               764.6

Commitments and Contingencies (Note K)                      -                   -
                                                       --------            --------

Total Capitalization and Liabilities                   $5,025.1            $4,901.9
                                                       ========            ========
The accompanying notes are an integral part of these financial statements.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                       CAPITALIZATION STATEMENT

                                              December 31

                                                                             2000           1999
                                                                           --------       --------
                                                                             (Millions of Dollars)
Common Equity (See Statement of Common Equity)
  Common stock - $10 par value; authorized
    65,000,000 shares; outstanding - 33,289,327 shares                       $332.9         $332.9
  Other paid in capital                                                       530.7          530.7
  Retained earnings                                                         1,001.2        1,017.3
                                                                            -------       --------
            Total Common Equity                                             1,864.8        1,880.9

Preferred Stock
  Six Per Cent. Preferred Stock - $100 par value;
    authorized 45,000 shares; outstanding - 44,498 shares                       4.4            4.4
  Serial preferred stock -
    $100 par value; authorized 2,286,500 shares; 3.60% Series
      redeemable at $101 per share; outstanding - 260,000 shares               26.0           26.0
    $25 par value; authorized 5,000,000 shares; none outstanding                -              -
                                                                            -------       --------
            Total Preferred Stock                                              30.4           30.4

Long-Term Debt
  First mortgage bonds -        7-1/4% due 2004                               140.0          140.0
                                7-1/8% due 2016                               100.0          100.0
                                6.85% due 2021                                  9.0            9.0
                                7-3/4% due 2023                               100.0          100.0
                                7.05% due 2024                                 60.0           60.0
                                9-1/8% due 2024                                 3.4            3.4
                                8-3/8% due 2026                               100.0          100.0
                                7.70% due 2027                                200.0          200.0

  Debentures (unsecured) -      6-5/8% due 2002                               150.0          150.0
                                6-5/8% due 2006                               200.0          200.0
                                9.47% due 2006                                  4.2            4.9
                                8-1/4% due 2022                                25.0           25.0
                                6-1/2% due 2028                               150.0          150.0
                                6-7/8% due 2095                               100.0          100.0

  Notes (unsecured) -           6.36% effective rate due 2006                   7.2            8.4
                                4.75% variable rate due 2006 (a)                1.0            1.0
                                4.75% variable rate due 2015 (a)               17.4           17.4
                                4.90% variable rate due 2016 (a)               67.0           67.0
                                4.75% variable rate due 2030 (a)               80.0           80.0

Obligations under capital leases                                              215.5          215.9
Unamortized discount                                                          (22.0)         (23.6)
Long-term debt due currently                                                  (28.1)         (30.8)
                                                                           --------       --------
            Total Long-Term Debt                                            1,679.6        1,677.6
                                                                           --------       --------
Total Capitalization                                                       $3,574.8       $3,588.9
                                                                           ========       ========

The accompanying notes are an integral part of these financial statements.

(a) Variable interest rate as of December 31, 2000.

                                   WISCONSIN ELECTRIC POWER COMPANY

                                      STATEMENT OF COMMON EQUITY


                                                 Common Stock
                                             --------------------
                                                          $10 Par    Other Paid   Retained
                                             Shares        Value     In Capital   Earnings     Total
                                             ------       -------    ----------   --------     -----
                                                                     (Millions of Dollars)

Balance - December 31, 1997                33,289,327     $332.9       $380.7      $981.0    $1,694.6


Net income                                                                          184.2       184.2
Cash dividends
  Common stock                                                                     (179.0)     (179.0)
  Preferred stock                                                                    (1.2)       (1.2)
                                           ----------     ------       ------    --------    --------
Balance - December 31, 1998                33,289,327      332.9        380.7       985.0     1,698.6


Net income                                                                          213.1       213.1
Cash dividends
  Common stock                                                                     (179.6)     (179.6)
  Preferred stock                                                                    (1.2)       (1.2)
Stockholder capital contribution                                        150.0                   150.0
                                           ----------     ------       ------    --------    --------
Balance - December 31, 1999                33,289,327      332.9        530.7     1,017.3     1,880.9


Net income                                                                          164.7       164.7
Property dividend - common stock                                                     (1.0)       (1.0)
Cash dividends
  Common stock                                                                     (178.6)     (178.6)
  Preferred stock                                                                    (1.2)       (1.2)
                                           ----------     ------       ------    --------    --------
Balance - December 31, 2000                33,289,327     $332.9       $530.7    $1,001.2    $1,864.8
                                           ==========     ======       ======    ========    ========

The accompanying notes are an integral part of these financial statements.


                WISCONSIN ELECTRIC POWER COMPANY

                 NOTES TO FINANCIAL STATEMENTS

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:   The accounting records of Wisconsin Electric Power
Company ("Wisconsin Electric" or the "Company") are maintained as prescribed by the Federal Energy Regulatory Commission, modified for requirements of the Public Service Commission of Wisconsin.

On April 26, 2000, Wisconsin Energy Corporation, the parent company of Wisconsin Electric, acquired WICOR, Inc. in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas and expects to integrate customer billing systems in the third quarter of 2001. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets (with a net book value of approximately $365 million as of December 31, 2000) to Wisconsin Gas in a tax free exchange for shares of Wisconsin Gas which have a fair value equal to the fair value of the assets transferred and represent at least 80% of the total combined voting power of all classes of stock that is entitled to vote. The matter is pending.

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

RECLASSIFICATIONS:   Certain prior year financial statement
amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

REVENUES:   Revenues are recognized on the accrual basis and
include estimated amounts for service rendered but not billed.

Wisconsin Electric's electric rates include base amounts for estimated fuel and purchased power costs. The Company can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through its rate review process with the Public Service Commission of Wisconsin ("PSCW") and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates. Wisconsin Electric's retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs incurred.

PROPERTY AND DEPRECIATION:   Property is recorded at cost.
Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Cost includes material, labor and capitalized interest or allowance for funds used during construction. The cost of depreciable utility property, together with removal cost less salvage, is charged to accumulated depreciation when property is retired. Common plant is allocated to electric, gas and steam utility plant in rate proceedings.

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets.

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 2000 and 4.1% in 1999 and 1998. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note E). General plant and software are amortized over periods approved by the state regulatory commissions.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:   Allowance for
funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. On the Income Statement, the cost of borrowed funds (before income taxes) is a reduction of interest expense and the return on stockholder's capital is an item of non-cash other income.

As approved by the PSCW, Wisconsin Electric's allowance for funds used during construction was capitalized during the following periods on 50% of construction work in progress at the following rates:

     *  September 1, 2000 - December 31, 2000     10.18%
     *  June 1, 1998 - August 31, 2000            10.21%
     *  January 1, 1998 - May 31, 1998            10.29%


MATERIALS, SUPPLIES AND INVENTORIES:   Inventory at December 31,
2000 and 1999 consists of:


       Materials,
Supplies and Inventories        2000           1999
------------------------        ----           ----
                               (Millions of Dollars)
Fossil Fuel                     $78.2          $87.9
Gas in Storage                   36.6           29.8
Materials and Supplies           82.6           79.5
                               ------         ------
  Total                        $197.4         $197.2
                               ======         ======


Substantially all fossil fuel, materials and supplies and gas in storage inventories are priced using the weighted average method of accounting.

LONG-LIVED ASSETS:   Wisconsin Electric reviews the carrying
value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be determined based upon a comparison of the undiscounted future operating cash flows anticipated to be generated during the remaining life of the long-lived assets to the carrying value. Measurement of any impairment loss would be based upon discounted operating cash flows.

REGULATORY ACCOUNTING:   Wisconsin Electric accounts for its
regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Deferred regulatory assets and liabilities at December 31 consist of:


Deferred Regulatory Assets and Liabilities       2000                1999
------------------------------------------       ----                ----
                                                  (Millions of Dollars)
Deferred Regulatory Assets
  Deferred income taxes                         $148.4              $155.1
  Purchase power commitment                       30.6                22.1
  Lightweight aggregate plant                     19.7                 -
  Department of Energy assessments                18.5                21.1
  Deferred nuclear costs                           8.3                11.8
  Other                                            6.5                 5.0
                                                ------              ------
Total Deferred Regulatory Assets                $232.0              $215.1
                                                ======              ======

Deferred Regulatory Liabilities
  Deferred income taxes                         $110.2              $117.0
  Tax and interest refunds                        10.2                 2.3
  Other                                            3.2                 4.7
                                                ------              ------
Total Deferred Regulatory Liabilities           $123.6              $124.0
                                                ======              ======


During 2000, Wisconsin Electric discontinued operation of its lightweight aggregate plant at Oak Creek Power Plant. As authorized by the PSCW, Wisconsin Electric transferred the associated remaining undepreciated plant balance of $19.7 million on December 31, 2000 to a deferred regulatory asset account, which will be amortized on a straight line basis over the five-year period ending December 31, 2005.

STATEMENT OF CASH FLOWS:   Cash and cash equivalents include
marketable debt securities acquired three months or less from maturity. In 1999, Wisconsin Electric recorded a $110 million cash payment, included in Operating Activities - Other, related to a contested July 1999 jury verdict (see Note K).

RESTRICTIONS:   Various financing arrangements and regulatory
requirements impose certain restrictions on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric is prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.

NEW ACCOUNTING PRONOUNCEMENTS:   In June 1998, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to: (1) derivative instruments; and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Wisconsin Electric has identified a limited number of commodity contracts that meet the definition of a derivative under FAS 133 in its electric and natural gas utility operations. These contracts are used to manage the Company's exposure to commodity price rate volatility.

The adoption of FAS 133, as amended, on January 1, 2001, was insignificant to the income statement and to other comprehensive income. Wisconsin Electric believes that its electric capacity contracts qualify for the normal purchase and sale exception under FAS 133, and therefore are not considered derivative instruments. The Financial Accounting Standards Board is currently reviewing a proposal that would allow electric capacity option contracts to qualify for the normal purchase and sale exception. The Financial Accounting Standards Board's final conclusion may impact the Company's ongoing application of FAS 133 related to its electric capacity contracts.

Following initial adoption of FAS 133, changes in the net value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in other comprehensive income. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately.

The fair value of the derivative investments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties. In the absence thereof, the Company utilizes mathematical models based on current and historical data.


B - AMERICAN TRANSMISSION COMPANY

In 2000, Wisconsin Electric agreed to join the American Transmission Company LLC by transferring its electric utility transmission assets in exchange for an equity interest in this new company. Transfer of these electric transmission system assets, with a net book value of approximately $222 million, became effective on January 1, 2001. During the first half of 2001, the American Transmission Company LLC is expected to issue debt and distribute cash to Wisconsin Electric in an amount equal to approximately 50% of the net book value of the assets transferred.


C - NON-RECURRING CHARGES

During the fourth quarter of 2000, Wisconsin Electric recorded charges totaling $43.9 million after tax. Of this, $34.3 million was related to severance benefits and other items. In connection with the WICOR merger, approximately 170 employees are to receive severance benefits under severance agreements and enhanced retirement initiatives. As of December 31, 2000, approximately $7.4 million of severance benefits remained as an outstanding liability on the balance sheet. In addition, Wisconsin Electric made a contribution of $9.6 million after tax to the Wisconsin Energy Foundation to assist it in becoming self funded.

During 1999, Wisconsin Electric reached agreement in the settlement of litigation related to the development of an electric generating plant in the Philippines at a cost of $10.8 million after tax.


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

The following table is a summary of income tax expense for each of the years ended December 31:

    Income Tax Expense                2000          1999           1998
    ------------------                ----          ----           ----
                                           (Millions of Dollars)
Current tax expense                  $113.6         $86.8          $99.3
Deferred income taxes, net             (5.9)         33.7            0.8
Investment tax credit, net             (4.5)         (4.3)          (3.4)
                                     ------        ------          -----
  Total Tax Expense                  $103.2        $116.2          $96.7
                                     ======        ======          =====


The provision for income taxes for each of the years ended
December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following:

                                     2000                      1999                      1998
                            ---------------------     ---------------------     ---------------------
                                        Effective                 Effective                 Effective
  Income Tax Expense        Amount      Tax Rate      Amount      Tax Rate      Amount      Tax Rate
  ------------------        ------      ---------     ------      ---------     ------      ---------
                                                      (Millions of Dollars)
Expected tax at
 statutory federal
 tax rates                  $93.8         35.0%      $115.2         35.0%       $98.3         35.0%
State income taxes
 net of federal
 tax benefit                 14.4          5.4%        16.1          4.9%        13.5          4.8%
Investment tax
 credit restored             (4.5)        (1.7%)       (4.5)        (1.4%)       (4.7)        (1.7%)
Flowback of prior
 contributions in aid
 of construction              -            -           (8.1)        (2.5%)       (8.0)        (2.9%)
Other, net                   (0.5)        (0.2%)       (2.5)        (0.8%)       (2.4)        (0.9%)
                           ------         -----      ------         -----       -----         -----
    Total Tax Expense      $103.2         38.5%      $116.2         35.2%       $96.7         34.3%
                           ======         =====      ======         =====       =====         =====


The components of FAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

                                     Current Assets (Liabilities)   Long-Term Liabilities (Assets)
                                     ----------------------------   ------------------------------
    Deferred Income Taxes                 2000           1999            2000          1999
    ---------------------                 ----           ----            ----          ----
                                                         (Millions of Dollars)
Property-related                         $ -            $ -             $564.5        $562.7
Construction advances                      -              -              (65.5)        (60.9)
Decommissioning trust                      -              -              (52.9)        (44.2)
Contested liability payment                -              -               43.8          43.8
Uncollectible account expense              7.0            6.6              -             -
Employee benefits
  and compensation                         9.5            8.4            (17.4)        (33.2)
Asset impairment charge                   10.8           12.1              -             -
Other                                      5.2           10.4             (6.4)         (8.9)
                                         -----          -----           ------        ------
    Total Deferred Income Taxes          $32.5          $37.5           $466.1        $459.3
                                         =====          =====           ======        ======


Wisconsin Electric has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).


E - NUCLEAR OPERATIONS

POINT BEACH NUCLEAR PLANT:   Wisconsin Electric owns two 510-
megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. Point Beach Nuclear Plant is operated by the Nuclear Management Company, a company that, as of December 31, 2000, manages seven nuclear generating units in the Midwest owned by four different companies in the region. Wisconsin Electric currently expects the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In 1997, the PSCW authorized Wisconsin Electric to defer certain nuclear non-fuel operation and maintenance costs in excess of those included in 1997 rates. As a result, Wisconsin Electric deferred $18 million during 1997. During 1998, the PSCW authorized a five-year recovery in the electric retail jurisdiction in the state of Wisconsin of the excess 1997 nuclear non-fuel operation and maintenance costs, and Wisconsin Electric began amortizing the $18 million of deferred costs on a straight line basis over the five year recovery period. As of December 31, 2000, $8.3 million of deferred costs remain on the Balance Sheet in Deferred Charges and Other Assets - Deferred Regulatory Assets (see Note A).

NUCLEAR INSURANCE:   The Price-Anderson Act as amended and
extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.5 billion, of which $200 million is covered by liability insurance purchased from private sources. The remaining $9.3 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

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

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $7.8 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $3.8 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

NUCLEAR DECOMMISSIONING:   Nuclear decommissioning costs are
included in depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the generating units. Decommissioning expenses of $17.6 million, $17.7 million and $15.5 million were accrued during 2000, 1999 and 1998, respectively, under this method.

Decommissioning costs collected through rates are deposited into the nuclear decommissioning trust fund and also included in accumulated depreciation. As a result, these funds do not add to the cash flows available for general corporate purposes.
Earnings on the fund balance accumulate in the nuclear decommissioning trust fund and in accumulated depreciation as part of the decommissioning liability.

It is expected that the annual payments to the nuclear decommissioning trust fund along with related earnings will provide sufficient funds at the time of decommissioning.
Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

The estimated cost to decommission the plant in 2000 dollars is $586 million based upon a site specific decommissioning cost study completed in 1998, and includes additional costs from prior estimates for work management by an independent decommissioning general contractor. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.9 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Following is a summary at December 31 of the Nuclear
Decommissioning Trust Fund balance, stated at fair value, which is equal to the accrued decommissioning liability balance included in accumulated depreciation.


Nuclear Decommissioning Trust Fund            2000           1999
----------------------------------            ----           ----
                                             (Millions of Dollars)
Total funding and realized net earnings      $408.1         $357.7
Unrealized gains, net                         205.2          268.0
                                             ------         ------
  Total                                      $613.3         $625.7
                                             ======         ======


As required by Statement of Financial Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund were determined on the basis of specific identification; net unrealized holding gains on the fund were recorded as part of the fund and as part of accumulated depreciation.

DECONTAMINATION AND DECOMMISSIONING FUND:   The Energy Policy Act
of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2000, Wisconsin Electric has recorded its remaining estimated liability equal to projected special assessments of $16.1 million. A corresponding deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next seven years ending in 2007.


F - LONG-TERM DEBT

FIRST MORTGAGE BONDS, DEBENTURES AND NOTES:   At December 31,
2000, the maturities and sinking fund requirements through 2005 for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

                    (Millions of Dollars)
2001                    $    1.9
2002                       151.9
2003                         1.9
2004                       141.9
2005                         1.9
Thereafter               1,214.7
                        --------
    Total               $1,514.2
                        ========


Sinking fund requirements for the years 2001 through 2005, included in the preceding table, are $9.5 million. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

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

OBLIGATIONS UNDER CAPITAL LEASES:   To meet a portion of its
electric energy supply needs, Wisconsin Electric entered into a long-term power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

Imputed interest costs on the capitalized purchase power obligation were $23.9 million, $23.4 million and $22.9 million during 2000, 1999 and 1998, respectively, and total amortization costs of the leased facilities were $5.7 million per year during 1998 through 2000. The long-term power purchase contract is treated as an operating lease for rate-making purposes. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced over the remaining life of the contract. The minimum lease payments are classified as purchased power expense on the Income Statement. Interest expense on the purchase power obligation, included in purchased power expense, was $21.0 million, $20.4 million and $20.3 million during 2000, 1999 and 1998, respectively.

Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.9 million, $3.5 million and $3.1 million during 2000, 1999 and 1998, respectively.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

          Capital Lease Assets                   2000           1999
----------------------------------------         ----           ----
                                                (Millions of Dollars)
Leased Facilities
  Long-term purchase power commitment           $140.3         $140.3
  Accumulated amortization                       (18.6)         (13.0)
                                                ------         ------
Total Leased Facilities                         $121.7         $127.3
                                                ======         ======
Nuclear Fuel
  Under capital lease                           $121.4         $112.6
  Accumulated amortization                       (63.1)         (51.8)
  In process/stock                                34.8           22.6
                                                ------         ------
Total Nuclear Fuel                               $93.1          $83.4
                                                ======         ======


Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2000 are as follows:

                                                        Purchase
                                                         Power         Nuclear
         Capital Lease Obligations                     Commitment     Fuel Lease        Total
-------------------------------------------            ----------     ----------        -----
                                                                 (Millions of Dollars)
  2001                                                   $26.0          $29.0           $55.0
  2002                                                    26.9           22.5            49.4
  2003                                                    28.0           11.4            39.4
  2004                                                    29.0            4.3            33.3
  2005                                                    30.1            1.9            32.0
  Later Years                                            501.1            -             501.1
                                                        ------          -----          ------
Total Minimum Lease Payments                             641.1           69.1           710.2
Less: Estimated Executory Costs                         (132.2)           -            (132.2)
                                                        ------          -----          ------
Net Minimum Lease Payments                               508.9           69.1           578.0
Less: Interest                                          (356.6)          (5.9)         (362.5)
                                                        ------          -----          ------
Present Value of Net Minimum Lease Payments              152.3           63.2           215.5
Less: Due Currently                                        -            (26.2)          (26.2)
                                                        ------          -----          ------
                                                        $152.3          $37.0          $189.3
                                                        ======          =====          ======


G - SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

                                                 2000                          1999
                                         ----------------------        ----------------------
                                                       Interest                      Interest
      Short-Term Debt                    Balance         Rate          Balance         Rate
---------------------------              -------       --------        -------       --------
                                                       (Millions of Dollars)
Banks                                     $50.0          6.49%          $50.4          6.30%
Commercial paper                          207.0          6.60%          214.3          6.21%
                                         ------                        ------
                                         $257.0          6.58%         $264.7          6.23%
                                         ======                        ======


At December 31, 2000, Wisconsin Electric had $128.0 million of available unused lines of bank credit primarily in support of commercial paper. In support of various informal lines of credit from banks, Wisconsin Electric has agreed to maintain unrestricted compensating balances or to pay commitment fees; neither the compensating balances nor the commitment fees are significant.


H - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Electric's recorded financial instruments at December 31 are as follows:

                                                 2000                          1999
                                         ---------------------         ---------------------
                                         Carrying         Fair         Carrying         Fair
    Financial Instruments                 Amount         Value          Amount         Value
-----------------------------            --------        -----         --------        -----
                                                       (Millions of Dollars)
Nuclear decommissioning trust fund        $613.3         $613.3         $625.7         $625.7
Preferred stock - redemption required       30.4           15.4           30.4           18.0
Long-term debt including
  current portion                        1,514.2        1,473.9        1,516.1        1,443.8


The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short maturities of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note E). The fair value of Wisconsin Electric's preferred stock - redemption required is estimated based upon the quoted market value for the same or similar issues. The fair value of Wisconsin Electric's long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.


I - BENEFITS

PENSIONS AND OTHER POSTRETIREMENT BENEFITS:   Wisconsin Electric
provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

                                                                         Other Postretirement
                                             Pension Benefits                  Benefits
                                           -------------------           --------------------
      Status of Benefit Plans              2000           1999           2000           1999
-----------------------------------        ----           ----           ----           ----
                                                        (Millions of Dollars)
Change in Benefit Obligation
  Benefit Obligation at January 1         $749.8         $737.0         $192.3         $178.8
    Service cost                            14.4           15.6            4.2            3.3
    Interest cost                           55.3           49.2           14.4           12.4
    Plan participants' contributions         -              -              5.3            5.1
    Plan amendments                          4.6            -            (29.7)           -
    Actuarial (gain) loss                    0.2           (4.4)           2.2            7.8
    Special termination benefits             1.2            -              -              -
    Benefits paid                          (52.0)         (47.6)         (15.3)         (15.1)
                                          ------         ------         ------        -------
  Benefit Obligation at December 31       $773.5         $749.8         $173.4         $192.3

Change in Plan Assets
  Fair Value at January 1                 $915.2         $828.5          $82.3          $68.9
    Actual return on plan assets             8.4          134.5           (1.7)          13.0
    Employer contributions                   1.6            1.3            8.8           10.4
    Plan participants' contributions         -              -              5.3            5.1
    Plan merger                              -             (1.5)           -              -
    Benefits paid                          (52.0)         (47.6)         (15.3)         (15.1)
                                          ------         ------         ------        -------
  Fair Value at December 31               $873.2         $915.2          $79.4          $82.3
                                          ------         ------         ------        -------
Funded Status of Plans
  Funded status at December 31             $99.7         $165.4         ($94.0)       ($110.0)
  Unrecognized
    Net actuarial (gain) loss             (123.9)        (182.9)           8.5            5.6
    Prior service cost                      29.6           28.0            0.3            2.4
    Net transition obligation (asset)       (9.0)         (11.2)          26.6           59.6
                                          ------         ------         ------        -------
  Net Asset (Accrued Benefit Cost)         ($3.6)         ($0.7)        ($58.6)        ($42.4)
                                          ======         ======         ======        =======


The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

                                                                           Other Postretirement
                                         Pension Benefits                        Benefits
                                   -----------------------------       -----------------------------
Benefit Plan Cost Components       2000        1999        1998        2000        1999        1998
----------------------------       ----        ----        ----        ----        ----        ----
                                                        (Millions of Dollars)
Net Periodic Benefit Cost
 Service cost                     $14.4       $15.6       $12.9        $4.2        $3.3        $2.7
 Interest cost                     55.3        49.2        47.7        14.4        12.4        11.8
 Expected return on plan assets   (68.4)      (62.4)      (56.8)       (7.0)       (5.8)       (5.0)
 Amortization of
  Transition obligation (asset)    (2.2)       (2.2)       (2.2)        4.6         4.6         4.6
  Prior service cost                3.9         3.1         3.1         0.1         0.2         0.2
  Actuarial loss (gain)             0.5         0.6         0.6        (0.2)        0.1        (0.3)
  Terminations/curtailment          1.2         -           -           8.8         -           -
                                  -----       -----       -----       -----       -----       -----
Net Periodic Benefit Cost          $4.7        $3.9        $5.3       $24.9       $14.8       $14.0
                                  =====       =====       =====       =====       =====       =====
Weighted-Average Assumptions
  at December 31 (%)
 Discount rate                     7.5         7.5         6.75        7.5         7.5         6.75
 Expected return on plan assets    9.0         9.0         9.0         9.0         9.0         9.0
 Rate of compensation increase   4.5 to      4.75 to     4.75 to     4.5 to      4.75 to     4.75 to
                                   5.0         5.0         5.0         5.0         5.0         5.0


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

Commencing November 1, 1992, pension costs or credits for Wisconsin Electric has been calculated in accordance with FAS 87, Employers' Accounting for Pensions, and are recoverable from utility customers. Prior to this date, pension costs were recoverable in rates as funded.

Open Window benefits were offered to certain participants in the Wisconsin Electric Retirement Account Plan. This benefit enhancement resulted in a one-time FAS 88 cost.

OTHER POSTRETIREMENT BENEFITS PLANS:   Wisconsin Electric uses
Employees' Benefit Trusts to fund a major portion of other postretirement benefits for its employees. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, postretirement benefit costs have been calculated in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and are recoverable from the utility customers of Wisconsin Electric.

In 2000, the benefit attribution period was modified for the Wisconsin Electric Postretirement medical plans to equal the 10 years of service following the later of age at hire or age 45. This change resulted in a "negative" plan amendment and a "plan curtailment".

The assumed health care cost trend rate for 2001 is at 9% for all plan participants decreasing gradually to 5% in 2005 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1% Increase         1% Decrease
                                                            -----------         -----------
                                                                (Millions of Dollars)
Effect on
  Postretirement benefit obligation                           $15.7              ($13.9)
  Total of service and interest cost components                 2.2                (1.9)


SAVINGS PLANS:   Wisconsin Electric sponsors savings plans which
allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $9.0 million, $8.7 million and $7.2 million during 2000, 1999 and 1998, respectively.


J - SEGMENT REPORTING

Wisconsin Electric, a wholly-owned subsidiary of Wisconsin Energy Corporation, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, natural gas and steam utility segments. The accounting policies of the reportable operating segments are the same as those described in Note A.

The electric utility engages in the generation, transmission, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas in four service areas in southeastern, east central, western, and northern Wisconsin. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee, Wisconsin area.

Summarized financial information concerning Wisconsin Electric's reportable operating segments for each of the years ended
December 31, 2000, 1999 and 1998 is shown in the following table.

                                     Reportable Operating Segments
                               ----------------------------------------
        Year Ended             Electric           Gas           Steam       Other (a)        Total
   -------------------         --------           ---           -----       ---------        -----
                                                        (Millions of Dollars)
   December 31, 2000
   -----------------
Operating Revenues (b)         $1,763.4         $399.7          $21.9        $  -          $2,185.0
Depreciation,
Decommissioning
  and Amortization                239.5           30.0            3.2           -             272.7
Operating Income (c)              368.9           23.2            1.8           -             393.9
Capital Expenditures              318.9           32.1            1.2           0.3           352.5
Total Assets (d)                4,163.1          445.3           48.0         368.7         5,025.1

   December 31, 1999
   -----------------
Operating Revenues (b)         $1,688.3         $306.8          $21.3        $  -          $2,016.4
Depreciation,
Decommissioning
  and Amortization                207.9           23.7            2.6           -             234.2
Operating Income (c)              412.9           31.7            2.5           -             447.1
Capital Expenditures              313.7           31.7            1.3          (0.3)          346.4
Total Assets (d)                4,179.3          427.2           47.6         247.8         4,901.9

   December 31, 1998
   -----------------
Operating Revenues (b)         $1,641.4         $295.9          $20.5        $  -          $1,957.8
Depreciation,
Decommissioning
  and Amortization                199.8           23.3            2.6           -             225.7
Operating Income (c)              360.0           20.3            3.3           -             383.6
Capital Expenditures              283.4           43.5            1.6           -             328.5
Total Assets (d)                4,087.4          421.9           48.4          51.2         4,608.9

(a) Primarily other property and investments, materials and supplies and deferred charges.

(b) Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

(c) Interest income and interest expense are not included in segment operating income.

(d) Common utility plant is allocated t electric, gas and steam to determine segment assets (see Note A).


K - COMMITMENTS AND CONTINGENCIES

CAPITAL EXPENDITURES:   Certain commitments have been made in
connection with 2001 capital expenditures. During 2001, total capital expenditures are estimated to be approximately
$395 million of which approximately $355 million, excluding the purchase of nuclear fuel, is attributable to electric operations, $35 million is attributable to gas operations and $5 million is attributable to steam operations.

GIDDINGS & LEWIS, INC./CITY OF WEST ALLIS LAWSUIT:   In July
1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis, Inc., Kearney & Trecker Corporation, now a part of Giddings & Lewis, and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited cyanide contaminated wood chips in 1959 at two sites in West Allis, Wisconsin owned by the plaintiffs. Internal investigations lead Wisconsin Electric to believe that it was not the source of this waste. Environmental remediation at both sites was completed several years ago, with the current owners paying for disposal of materials found on their respective portions of the sites.

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

In further post-trial proceedings, the plaintiffs filed with the Circuit Court a motion for sanctions based upon representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. On April 27, 2000, the Circuit Court Judge issued a ruling on the matter, imposing the following sanctions against Wisconsin
Electric: (i) "judgment in the alternative" as a sanction, thereby finding an alternative basis upon which to sustain the $104.5 million verdict returned by the jury; (ii) a bar against Wisconsin Electric pursuing insurance coverage for the punitive damage portion of the verdict; and (iii) a requirement that Wisconsin Electric pay the plaintiffs' costs relating to the sanctions matter. In addition to appealing the judgment entered on the jury's verdict, Wisconsin Electric is appealing the Judge's ruling on the sanctions matter.

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

As further developments, two shareholders filed separate shareholder derivative proceedings in Milwaukee County Circuit Court in August and September 2000 for alleged injuries to shareholders resulting from the Giddings & Lewis/City of West Allis litigation. The two lawsuits have been consolidated for pre-trial purposes. In accordance with Wisconsin law, a special committee of independent directors of Wisconsin Energy conducted an investigation into the allegations contained in the lawsuits and concluded that the maintenance of the two actions is not in the best interest of the Company. As a result, Wisconsin Energy moved to dismiss the actions, which is pending before the court.

ENVIRONMENTAL MATTERS:   Wisconsin Electric periodically reviews
its reserves for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, Wisconsin Electric expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. Wisconsin Electric has performed a preliminary assessment of twenty-one sites, including eleven manufactured gas plant sites discussed below, and expects to conduct additional investigations during 2001 as well as to begin discussions with the Wisconsin Department of Natural Resources as necessary. At this time, Wisconsin Electric cannot estimate future remediation costs associated with these sites beyond those described below.

MANUFACTURED GAS PLANT SITES:   Included as part of its voluntary
program noted above, Wisconsin Electric continues to investigate the remediation of former manufactured gas plant sites and currently estimates that future costs for detailed site investigation and remediation of its eleven sites will be $25 million to $40 million over the next ten years. Actual costs are uncertain pending the results of further site specific investigations and the selection of site specific remediation.

Wisconsin Electric has begun remediation activities at former manufactured gas plant sites in the Cities of Burlington and Kenosha, Wisconsin and expects to begin remediation at sites in Fort Atkinson and Waukesha, Wisconsin in 2001. Remediation of these sites is anticipated to be accomplished at an aggregate cost of between $5 million and $6 million. In Wisconsin Electric's February 13, 1997 Rate Order, the PSCW amplified its position on the recovery of manufactured gas plant site remediation costs. It reiterated its position that such costs should be deferred and amortized and recovered, without carrying costs, in future rate cases. Since the timing and recovery of remediation costs will be affected by the biennial rate case cycle, the timing and magnitude of remediation expenditures, and their recovery, may be affected.

ASH LANDFILL SITES:   Wisconsin Electric aggressively seeks
environmentally acceptable, beneficial uses for its combustion by-products. However, such coal-ash by-products have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the environmental operating and maintenance costs of Wisconsin Electric. During 2000, the Company incurred $2.9 million in coal-ash remediation expenses and expects to incur $3.0 million in 2001.


L - TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the Public Service Commission of Wisconsin. Wisconsin Electric received stockholder capital contributions from Wisconsin Energy of $150 million in 1999. Intercompany sales, accounts receivable and accounts payable are all immaterial.



                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and the
     Stockholder of Wisconsin Electric Power Company

In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Wisconsin Electric Power Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants was previously reported in a Current Report on Form 8-K dated as of March 8, 2001.



                            PART III
                            --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Electric's definitive Information Statement for its Annual Meeting of Stockholders to be held April 27, 2001 (the "2001 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in
Part I of this report.



ITEM 11.   EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2001 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

All of Wisconsin Electric's Common Stock (100% of such class) is owned by its parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. The information concerning their beneficial ownership of Wisconsin Energy Corporation stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2001 Annual Meeting Information Statement is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Certain Related Transactions" in the 2001
Annual Meeting Information Statement is incorporated herein by reference.



                             PART IV
                             -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT
         ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

    Income Statement for the three years ended
      December 31, 2000.

    Statement of Cash Flows for the three years ended
      December 31, 2000.

    Balance Sheet at December 31, 2000 and 1999.

    Capitalization Statement at December 31, 2000 and 1999.

    Statement of Common Equity for the three years ended
      December 31, 2000.

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


(b)       REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed by Wisconsin Energy during the quarter ended December 31, 2000.

    A Current Report on Form 8-K dated as of March 8, 2001 was filed by Wisconsin Electric on March 15, 2001 to report a change in accountants.



               CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 (No. 333-40319) of Wisconsin Electric Power Company of our report dated February 6, 2001 relating to the financial statements, which appears in this Form 10-K.

/s/PRICEWATERHOUSECOOPERS LLP
-----------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
March 29, 2001




                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.
                                                     WISCONSIN ELECTRIC POWER COMPANY

                                                  By /s/RICHARD A. ABDOO
                                                     ----------------------------------------
Date:  March 29, 2001                                Richard A. Abdoo, Chairman of the Board,
                                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/RICHARD A. ABDOO                                          March 29, 2001
--------------------------------------------------
Richard A. Abdoo, Chairman of the Board,
Chief Executive Officer and Director-
Principal Executive Officer

/s/RICHARD R. GRIGG                                          March 29, 2001
--------------------------------------------------
Richard R. Grigg, President, Chief Operating
Officer and Director

/s/PAUL DONOVAN                                              March 29, 2001
--------------------------------------------------
Paul Donovan, Senior Vice President and Chief
Financial Officer - Principal Financial Officer

/s/STEPHEN P. DICKSON                                        March 29, 2001
--------------------------------------------------
Stephen P. Dickson, Controller -
Principal Accounting Officer

/s/JOHN F. AHEARNE                                           March 29, 2001
--------------------------------------------------
John F. Ahearne, Director

/s/JOHN F. BERGSTROM                                         March 29, 2001
--------------------------------------------------
John F. Bergstrom, Director

/s/BARBARA L. BOWLES                                         March 29, 2001
--------------------------------------------------
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG                                          March 29, 2001
--------------------------------------------------
Robert A. Cornog, Director

/s/WILLIE D. DAVIS                                           March 29, 2001
--------------------------------------------------
Willie D. Davis, Director

/s/FREDRICK P. STRATTON, JR.                                 March 29, 2001
--------------------------------------------------
Fredrick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG                                       March 29, 2001
--------------------------------------------------
George E. Wardeberg, Director




                WISCONSIN ELECTRIC POWER COMPANY
                 (Commission File No. 001-01245)

                          EXHIBIT INDEX
                               to
                   Annual Report on Form 10-K
              For the year ended December 31, 2000

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Electric. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)


Number                        Exhibit
------   ----------------------------------------------------

  3      Articles of Incorporation and Bylaws

         3.1 *   Restated Articles of Incorporation of
                 Wisconsin Electric Power Company, as
                 amended and restated effective
                 January 10, 1995.  (Exhibit (3)-1 to
                 Wisconsin Electric's Annual Report of
                 Form 10-K for the year ended
                 December 31, 1994, File No. 1-1245.)

         3.2 * Bylaws of Wisconsin Electric, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).


  4 Instruments defining the rights of security holders, including indentures

         4.1 *   Reference is made to Article III of the
                 Restated Articles of Incorporation.
                 (Exhibits 3.1 herein.)

         Mortgage, Indenture, Supplemental Indenture or
         Securities Resolutions:

         4.2 *   Mortgage and Deed of Trust of Wisconsin
                 Electric, dated October 28, 1938 (Exhibit B-
                 1 under File No. 2-4340.)

         4.3 *   Second Supplemental Indenture of Wisconsin
                 Electric, dated June 1, 1946 (Exhibit 7-C under File No. 2-6422.)

         4.4 *   Third Supplemental Indenture of Wisconsin
                 Electric, dated March 1, 1949 (Exhibit 7-C under File No. 2-8456.)

         4.5 *   Fourth Supplemental Indenture of Wisconsin
                 Electric, dated June 1, 1950 (Exhibit 7-D under File No. 2-8456.)

         4.6 *   Fifth Supplemental Indenture of Wisconsin
                 Electric, dated May 1, 1952 (Exhibit 4-G under File No. 2-9588.)

         4.7 *   Sixth Supplemental Indenture of Wisconsin
                 Electric, dated May 1, 1954 (Exhibit 4-H under File No. 2-10846.)

         4.8 *   Seventh Supplemental Indenture of Wisconsin
                 Electric, dated April 15, 1956 (Exhibit 4-I under File No. 2-12400.)

         4.9 *   Eighth Supplemental Indenture of Wisconsin
                 Electric, dated April 1, 1958 (Exhibit 2-I under File No. 2-13937.)

         4.10 *  Ninth Supplemental Indenture of Wisconsin
                 Electric, dated November 15, 1960
                 (Exhibit 2-J under File No. 2-17087.)

         4.11 *  Tenth Supplemental Indenture of Wisconsin
                 Electric, dated November 1, 1966 (Exhibit 2-
                 K under File No. 2-25593.)

         4.12 *  Eleventh Supplemental Indenture of
                 Wisconsin Electric, dated November 15, 1967
                 (Exhibit 2-L under File No. 2-27504.)

         4.13 *  Twelfth Supplemental Indenture of Wisconsin
                 Electric, dated May 15, 1968 (Exhibit 2-M under File No. 2-28799.)

         4.14 *  Thirteenth Supplemental Indenture of
                 Wisconsin Electric, dated May 15, 1969
                 (Exhibit 2-N under File No. 2-32629.)

         4.15 *  Fourteenth Supplemental Indenture of
                 Wisconsin Electric, dated November 1, 1969
                 (Exhibit 2-O under File No. 2-34942.)

         4.16 *  Fifteenth Supplemental Indenture of
                 Wisconsin Electric, dated July 15, 1976
                 (Exhibit 2-P under File No. 2-54211.)

         4.17 *  Sixteenth Supplemental Indenture of
                 Wisconsin Electric, dated January 1, 1978
                 (Exhibit 2-Q under File No. 2-61220.)

         4.18 *  Seventeenth Supplemental Indenture of
                 Wisconsin Electric, dated May 1, 1978
                 (Exhibit 2-R under File No. 2-61220.)

         4.19 *  Eighteenth Supplemental Indenture of
                 Wisconsin Electric, dated May 15, 1978
                 (Exhibit 2-S under File No. 2-61220.)

         4.20 *  Nineteenth Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1979
                 (Exhibit (a)2(a) under File No. 1-1245,
                 9/30/79 Wisconsin Electric Form 10-Q.)

         4.21 *  Twentieth Supplemental Indenture of
                 Wisconsin Electric, dated November 15, 1979
                 (Exhibit (a)2(a) under File No. 1-1245,
                 12/31/79 Wisconsin Electric Form 10-K.)

         4.22 *  Twenty-First Supplemental Indenture of
                 Wisconsin Electric, dated April 15, 1980
                 (Exhibit (4)-21 under File No. 2-69488.)

         4.23 *  Twenty-Second Supplemental Indenture of
                 Wisconsin Electric, dated December 1, 1980
                 (Exhibit (4)-1 under File No. 1-1245,
                 12/31/80 Wisconsin Electric Form 10-K.)

         4.24 *  Twenty-Third Supplemental Indenture of
                 Wisconsin Electric, dated September 15,
                 1985 (Exhibit (4)-1 under File No. 1-1245,
                 9/30/85 Wisconsin Electric Form 10-Q.)

         4.25 *  Twenty-Fourth Supplemental Indenture of
                 Wisconsin Electric, dated September 15,
                 1985 (Exhibit (4)-1 under File No. 1-1245,
                 9/30/85 Wisconsin Electric Form 10-Q.)

         4.26 * Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986 (Exhibit (4)-25 under File No. 1-1245, 12/31/86 Wisconsin Electric Form 10-K.)

         4.27 *  Twenty-Sixth Supplemental Indenture of
                 Wisconsin Electric, dated January 1, 1988
                 (Exhibit 4 under File No. 1-1245, 1/26/88
                 Wisconsin Electric Form 8-K.)

         4.28 *  Twenty-Seventh Supplemental Indenture of
                 Wisconsin Electric, dated April 15, 1988
                 (Exhibit 4 under File No. 1-1245, 3/31/88
                 Wisconsin Electric Form 10-Q.)

         4.29 *  Twenty-Eighth Supplemental Indenture of
                 Wisconsin Electric, dated September 1, 1989
                 (Exhibit 4 under File No. 1-1245, 9/30/89
                 Wisconsin Electric Form 10-Q.)

         4.30 *  Twenty-Ninth Supplemental Indenture of
                 Wisconsin Electric, dated October 1, 1991
                 (Exhibit 4-1 under File No. 1-1245,
                 12/31/91 Wisconsin Electric Form 10-K.)

         4.31 *  Thirtieth Supplemental Indenture of
                 Wisconsin Electric, dated December 1, 1991
                 (Exhibit 4-2 under File No. 1-1245,
                 12/31/91 Wisconsin Electric Form 10-K.)

         4.32 *  Thirty-First Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1992
                 (Exhibit 4-1 under File No. 1-1245, 6/30/92
                 Wisconsin Electric Form 10-Q.)

         4.33 *  Thirty-Second Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1992
                 (Exhibit 4-2 under File No. 1-1245, 6/30/92
                 Wisconsin Electric Form 10-Q.)

         4.34 *  Thirty-Third Supplemental Indenture of
                 Wisconsin Electric, dated October 1, 1992
                 (Exhibit 4-1 under File No. 1-1245, 9/30/92
                 Wisconsin Electric Form 10-Q.)

         4.35 *  Thirty-Fourth Supplemental Indenture of
                 Wisconsin Electric, dated November 1, 1992
                 (Exhibit 4-2 under File No. 1-1245, 9/30/92
                 Wisconsin Electric Form 10-Q.)

         4.36 *  Thirty-Fifth Supplemental Indenture of
                 Wisconsin Electric, dated December 15, 1992
                 (Exhibit 4-1 under File No. 1-1245,
                 12/31/92 Wisconsin Electric Form 10-K.)

         4.37 *  Thirty-Sixth Supplemental Indenture of
                 Wisconsin Electric, dated January 15, 1993
                 (Exhibit 4-2 under File No. 1-1245,
                 12/31/92 Wisconsin Electric Form 10-K.)

         4.38 *  Thirty-Seventh Supplemental Indenture of
                 Wisconsin Electric, dated March 15, 1993
                 (Exhibit 4-3 under File No. 1-1245,
                 12/31/92 Wisconsin Electric Form 10-K.)

         4.39 *  Thirty-Eighth Supplemental Indenture of
                 Wisconsin Electric, dated August 1, 1993
                 (Exhibit (4)-1 under File No. 1-1245,
                 6/30/93 Wisconsin Electric Form 10-Q.)

         4.40 *  Thirty-Ninth Supplemental Indenture of
                 Wisconsin Electric, dated September 15,
                 1993 (Exhibit (4)-1 under File No. 1-1245,
                 9/30/93 Wisconsin Electric Form 10-Q.)

         4.41 *  Fortieth Supplemental Indenture of
                 Wisconsin Electric, dated January 1, 1996
                 (Exhibit (4)-1 under File No. 1-1245,
                 1/1/96 Wisconsin Electric Form 8-K.)

         4.42 *  Indenture for Debt Securities of Wisconsin
                 Electric (the "Wisconsin Electric
                 Indenture"), dated December 1, 1995
                 (Exhibit (4)-1 under File No. 1-1245,
                 12/31/95 Wisconsin Electric Form 10-K.)

         4.43 *  Securities Resolution No. 1 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated December 5, 1995
                 (Exhibit (4)-2 under File No. 1-1245,
                 12/31/95 Wisconsin Electric Form 10-K.)

         4.44 *  Securities Resolution No. 2 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated November 12, 1996
                 (Exhibit 4.44 under File No. 1-9057,
                 12/31/96 Wisconsin Energy Corporation
                 Form 10-K.)

         4.45 *  Securities Resolution No. 3 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated May 27, 1998  (Exhibit (4)-
                 1 under File No. 1-1245, 6/30/98 Wisconsin
                 Electric Form 10-Q.)

         4.46 *  Securities Resolution No. 4 of Wisconsin
                 Electric under the Wisconsin Electric
                 Indenture, dated November 30, 1999

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


 10      Material Contracts

         10.1 *  Non-Qualified Trust Agreement by and
                 between Wisconsin Energy Corporation and
                 The Northern Trust Company dated
                 December 1, 2000, regarding trust
                 established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.2 to Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09057.)** See Note.

         10.2 * Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q.) **
                 See Note.

         10.3 *  Amended and Restated Wisconsin Energy
                 Corporation Special Executive Severance
                 Policy, effective April 26, 2000.
                 (Exhibit 10.3 to Wisconsin Energy
                 Corporation's 3/31/2000 Form 10-Q.)
                 **  See Note.

         10.4 * Service Agreement dated January 1, 1987, between Wisconsin Electric, Wisconsin
                 Energy Corporation and other non-utility affiliated companies. (Exhibit (10)(a) to
                 Wisconsin Electric's Current Report on
                 Form 8-K dated January 2, 1987 in File
                 No. 1-1245.)

         10.5*   Employment arrangement with Charles R.
                 Cole, effective August 1, 1999.
                 (Exhibit 10.3 to Wisconsin Energy's Annual
                 Report on Form 10-K for the year ended
                 December 31, 2000, File No. 001-09057.)**
                 See Note.

         10.6* Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy's Annual Report on
                 Form 10-K for the year ended December 31, 2000, File No. 001-09057.)** See Note.

         10.7* Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy's Annual Report on
                 Form 10-K for the year ended December 31, 2000, File No. 001-09057.)

         10.8* Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09057.)

         10.9*   Senior Officer Change in Control,
                 Severance, Special Pension, and Non-Compete
                 Agreement between Wisconsin Energy
                 Corporation and Paul Donovan effective
                 November 8, 2000.  (Exhibit 10.1 to
                 Wisconsin Energy Corporation's 9/30/00
                 Form 10-Q, File No. 001-09057.)**  See
                 Note.

         10.10*  Employment agreement with George E.
                 Wardeberg as Vice Chairmen of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (Exhibit 10.2(a) to Wisconsin Energy Corporation's 3/31/2000 Form 10-Q, File No. 001-09057.)** See
                 Note.

         10.11*  Non-Qualified Stock Option Agreement with
                 George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment
                 Agreement.  (Exhibit 10.2(b) to Wisconsin
                 Energy Corporation's 3/31/2000 Form 10-Q,
                 File No. 001-09057.)**  See Note.

         10.12* Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg effective January 29, 2001. (Exhibit 10.20 to Wisconsin Energy's Annual Report on
                 Form 10-K for the year ended December 31, 2000, File No. 001-09057.)**See Note.

         10.13* Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (Incorporated by reference to WICOR, Inc.'s Annual Report on Form 10-K for 1990 (File No. 001-079511).)**See Note.

         10.14*  Form of amendment to the Deferred
                 Compensation Agreement between Wisconsin
                 Gas Company and Thomas F. Schrader
                 (Incorporated by reference to Exhibit 10.1 to WICOR, Inc.'s Quarterly Report on
                 Form 10-Q dated November 12, 1999 (File
                 No. 001-07951).)**See Note.

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


 21      Subsidiaries of the registrant

         21.1    Subsidiaries of Wisconsin Electric Power
                 Company


 23      Consents of experts and counsel

         23.1    PricewaterhouseCoopers LLP - Milwaukee, WI
                 Consent of Independent Accountants
                 appearing in this Annual Report on
                 Form 10-K for the year ended
                 December 31, 2000.