Form 10-Q
period 2001-03-31
WISCONSIN ELECTRIC POWER CO
filed 2001-05-15
CIK 107815

===============================================================================


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2001

Commission                 Registrant; State of Incorporation               IRS Employer
File Number                  Address; and Telephone Number               Identification No.
-----------                  -----------------------------               ------------------
                                  [LOGO APPEARS HERE]

001-01245                 WISCONSIN ELECTRIC POWER COMPANY                     39-0476280
                              (A Wisconsin Corporation)
                              231 West Michigan Street
                              P.O. Box 2046
                              Milwaukee, WI  53201
                              (414) 221-2345

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (April 30, 2001):

          Common Stock, $10 Par Value        33,289,327 shares outstanding.


Wisconsin Energy Corporation is the sole holder of Wisconsin Electric Power Company Common Stock.

================================================================================

                       WISCONSIN ELECTRIC POWER COMPANY

                    ---------------------------------------

             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2001


                               TABLE OF CONTENTS

Item                                                                                                        Page
----                                                                                                        ----
   Introduction......................................................................................          2

                                    Part I - Financial Information
                                    ------------------------------

1. Financial Statements
     Condensed Income Statement......................................................................          3
     Condensed Balance Sheet.........................................................................          4
     Condensed Statement of Cash Flows...............................................................          5
     Notes to Condensed Financial Statements.........................................................          6

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...................................................         10

3. Quantitative and Qualitative Disclosures About Market Risk........................................         17

                                     Part II - Other Information
                                     ---------------------------

1. Legal Proceedings.................................................................................         17

4. Submission of Matters to a Vote of Security Holders...............................................         18

6. Exhibits and Reports on Form 8-K..................................................................         18

   Signatures........................................................................................         19

                                 INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or "the Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is an electric, gas and steam utility with operations in Wisconsin and the Upper Peninsula of Michigan. The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Electric's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Electric's 2000 Annual Report on Form 10-K.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       WISCONSIN ELECTRIC POWER COMPANY
                          CONDENSED INCOME STATEMENT
                                  (Unaudited)


                                                                        Three Months Ended March 31
                                                               --------------------------------------------
                                                                      2001                       2000
                                                               ------------------        ------------------
                                                                          (Millions of Dollars)

Operating Revenues                                                         $706.6                    $540.8

Operating Expenses
 Fuel and purchased power                                                   131.9                     105.4
 Cost of gas sold                                                           189.7                      69.1
 Other operation and maintenance                                            177.9                     161.0
 Depreciation, decommissioning and amortization                              65.5                      66.5
 Property and revenue taxes                                                  18.3                      17.4
                                                               ------------------        ------------------
     Total Operating Expenses                                               583.3                     419.4
                                                               ------------------        ------------------

Operating Income                                                            123.3                     121.4

Other Income and Deductions

 Interest income                                                              0.6                       2.9
 Allowance for other funds used during construction                           0.3                       0.9
 Equity in unconsolidated subsidiary                                          8.4                         -
 Other                                                                       (0.3)                     (0.3)
                                                               ------------------        ------------------
     Total Other Income and Deductions                                        9.0                       3.5

Financing Costs
 Interest expense                                                            29.2                      29.2
 Allowance for borrowed funds used during construction                       (0.1)                     (0.4)
                                                               ------------------        ------------------
     Total Financing Costs                                                   29.1                      28.8
                                                               ------------------        ------------------

 Income Before Income Taxes                                                 103.2                      96.1

 Income Taxes                                                                40.5                      37.3
                                                               ------------------        ------------------
 Net Income                                                                  62.7                      58.8

 Preferred Stock Dividend Requirement                                         0.3                       0.3
                                                               ------------------        ------------------

 Earnings Available for Common Stockholder                                $  62.4                   $  58.5
                                                               ===================       ===================

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                March 31, 2001       December 31, 2000
                                                                --------------       -----------------
                                                                         (Millions of Dollars)
                          Assets
                          ------

Property, Plant and Equipment
  Electric                                                           $ 4,930.4              $  5,300.7
  Gas                                                                    582.4                   578.2
  Steam                                                                   64.9                    64.4
  Common                                                                 379.3                   372.9
  Other                                                                    7.2                     7.3
  Accumulated depreciation                                            (3,184.9)               (3,339.2)
                                                                --------------       -----------------
                                                                       2,779.3                 2,984.3
  Construction work in progress                                           88.9                   106.8
  Leased facilities, net                                                 120.2                   121.7
  Nuclear fuel, net                                                       85.5                    93.1
                                                                --------------       -----------------
       Net Property, Plant and Equipment                               3,073.9                 3,305.9

Investments                                                              874.8                   642.2

Current Assets
  Cash and cash equivalents                                               31.5                    10.6
  Accounts receivable                                                    266.9                   232.7
  Accrued revenues                                                       109.2                   163.0
  Materials, supplies and inventories                                    153.0                   197.4
  Prepayments and other assets                                           105.2                   105.2
                                                                --------------       -----------------
       Total Current Assets                                              665.8                   708.9

Deferred Charges and Other Assets                                        380.4                   368.1
                                                                --------------       -----------------
Total Assets                                                         $ 4,994.9              $  5,025.1
                                                                ==============       =================

              Capitalization and Liabilities
              ------------------------------

Capitalization
  Common equity                                                      $ 1,889.0              $ $1,864.8
  Preferred stock                                                         30.4                    30.4
  Long-term debt                                                       1,671.6                 1,679.6
                                                                --------------       -----------------
       Total Capitalization                                            3,591.0                 3,574.8

Current Liabilities
  Long-term debt due currently                                            30.3                    28.1
  Short-term debt                                                        193.1                   257.0
  Accounts payable                                                       176.3                   213.5
  Accrued liabilities                                                    137.1                    84.4
  Other                                                                   70.1                    84.2
                                                                --------------       -----------------
       Total Current Liabilities                                         606.9                   667.2

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                      460.7                   466.1
  Other                                                                  336.3                   317.0
                                                                --------------       -----------------
       Total Deferred Credits and Other Liabilities                      797.0                   783.1
                                                                --------------       -----------------
Total Capitalization and Liabilities                                 $ 4,994.9               $ 5,025.1
                                                                ==============       =================

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended March 31
                                                                      --------------------------------------
                                                                            2001                  2000
                                                                      ---------------        ---------------
                                                                              (Millions of Dollars)
Operating Activities
  Net income                                                                  $  62.7                $  58.8
  Reconciliation to cash
     Depreciation, decommissioning and amortization                              69.1                   70.2
     Nuclear fuel expense amortization                                            8.4                    7.2
     Deferred income taxes, net                                                  (1.4)                  (2.5)
     Investment tax credit, net                                                  (1.1)                  (1.1)
     Allowance for other funds
       used during construction                                                  (0.3)                  (0.9)
     Change in - Accounts receivable and accrued revenues                        19.6                   26.0
                 Inventories                                                     44.4                   29.7
                 Other current assets                                               -                   35.1
                 Accounts payable                                               (37.2)                  (4.0)
                 Other current liabilities                                       38.6                   52.1
     Other                                                                       (4.8)                  (7.3)
                                                                      ---------------        ---------------
Cash Provided by Operating Activities                                           198.0                  263.3

Investing Activities
  Capital expenditures                                                          (64.6)                 (87.0)
  Allowance for borrowed funds
    used during construction                                                     (0.1)                  (0.4)
  Nuclear fuel                                                                   (1.0)                 (10.6)
  Nuclear decommissioning funding                                                (4.4)                  (4.4)
  Other                                                                          (3.4)                  (3.6)
                                                                      ---------------        ----------------
Cash Used in Investing Activities                                               (73.5)                (106.0)

Financing Activities
  Retirement of long-term debt                                                   (6.9)                  (7.5)
  Change in short-term debt                                                     (63.9)                (147.6)
  Dividends paid on common stock                                                (32.5)                 (44.9)
  Dividends paid on preferred stock                                              (0.3)                  (0.3)
                                                                      ---------------        ----------------
Cash Used in Financing Activities                                              (103.6)                (200.3)
                                                                      ---------------        ---------------

Change in Cash and Cash Equivalents                                              20.9                  (43.0)

Cash and Cash Equivalents at Beginning of Period                                 10.6                   49.9
                                                                      ---------------        ---------------

Cash and Cash Equivalents at End of Period                                    $  31.5                $   6.9
                                                                      ===============        ===============

Supplemental Information - Cash Paid (Received) For
  Interest (net of amount capitalized)                                        $  25.3                $  25.4
  Income taxes                                                                    8.2                  (26.0)

The accompanying notes are an integral part of these financial statements.

                       WISCONSIN ELECTRIC POWER COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


GENERAL INFORMATION

1. The accompanying unaudited financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.

2. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

3. On April 26, 2000, Wisconsin Energy Corporation, the parent company of Wisconsin Electric, acquired WICOR, Inc. ("WICOR") in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas and expects to integrate customer billing systems in the third quarter of 2001. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets (with a net book value of approximately $365 million as of December 31, 2000) to Wisconsin Gas in a tax free exchange for shares of Wisconsin Gas which have a fair value equal to the fair value of the assets transferred and represent at least 80% of the total combined voting power of all classes of stock that is entitled to vote. The asset transfer matter is pending.


AMERICAN TRANSMISSION COMPANY

4. Effective January 1, 2001 Wisconsin Electric transferred electric utility transmission system assets with a net book value of approximately
     $222 million to the American Transmission Company LLC ("ATC") in exchange for approximately a 42% equity interest in this new company.

     In April 2001, the ATC issued debt and distributed approximately
     $82 million of cash back to Wisconsin Electric as a return of the original equity contribution. The Company expects to receive additional cash distributions of $20 million from the ATC prior to the end of 2001 subject to final audit.

     The Company anticipates that transfer of its electric transmission assets to the ATC will be earnings neutral. However, transfer of the assets has resulted in a change in where earnings are reflected on the income statement. Prior to the asset transfer, transmission-related costs were recorded in Other Operation and Maintenance expense, Depreciation expense and Interest expense. Following transfer of the transmission assets, the Company reports fees paid to the ATC for electric transmission service in Other Operation and Maintenance and recognizes an equity interest in the ATC's reported earnings in Other Income, Net.


RESERVE FOR NON-RECURRING CHARGES

5. In connection with the WICOR merger, Wisconsin Electric recorded certain reserves in the fourth quarter of 2000 for approximately 170 employees who were to receive benefits under severance agreements and enhanced retirement initiatives. As of March 31, 2001, approximately $4.8 million of severance benefits related to 134 employees remained as an outstanding liability on the balance sheet.


COMMON EQUITY

6. Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Prior to January 2001, Wisconsin Electric had no items of Other Comprehensive Income to report. However, as a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in January 2001 (see Note 7), Wisconsin Electric had the following total Comprehensive Income during the three months ended March 31, 2001 and 2000:

                                                                      Three Months Ended March 31
                                                                      ---------------------------
                               Comprehensive Income                      2001              2000
                   -------------------------------------------           ----              ----
                                                                          (Millions of Dollars)
               Net Income                                               $62.7             $58.8
               Other Comprehensive Income (Loss)
                 Unrealized Losses During the Period
                  on Derivatives Qualified as Hedges
                      Unrealized losses due to cumulative
                       effect of change in accounting principle          (5.1)                -
                      Less: Reclassification for gains
                            included in net income                          -                 -
                      Other unrealized losses                            (0.6)                -
                                                                        -----             -----
                 Net Unrealized Losses During the Period                 (5.7)                -
                                                                        -----             -----
               Other Comprehensive Income (Loss)                         (5.7)                -
                                                                        -----             -----
               Total Comprehensive Income                               $57.0             $58.8
                                                                        =====             =====


DERIVATIVE INSTRUMENTS

7. In June 1998, the Financial Accounting Standards Board issued FAS 133, which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133.
     FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     As of the date of initial adoption, FAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle.

     Wisconsin Electric has a limited number of physical commodity contracts that are defined as derivatives under FAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are electric forward contracts which are used to manage the supply and demand for electricity. With the adoption of FAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of FAS 133. The impact of this transition as of January 1, 2001 was a $5.1 million reduction in Accumulated Other Comprehensive Income, which will be reclassified into earnings within the twelve months between January 1, 2001 and December 31, 2001.

     Future changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recognized in earnings immediately.

     For the period ended March 31, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Electric did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness and there were no reclassifications into earnings as a result of the discontinuance of hedges. As of March 31, 2001, the maximum length of time over which Wisconsin Electric is hedging its exposure to the variability in future cash flows forecasted transactions is nine months, and Wisconsin Electric estimates that losses of $0.6 million will be reclassified from Accumulated Other Comprehensive Income into earnings within the twelve months between April 1, 2001 and March 31, 2002 as the hedged transactions affect earnings.

     The Company believes that its electric capacity contracts qualify for and have been designated as normal under the normal purchase and sale exception of FAS 133 and, therefore, are not derivative instruments. The Financial Accounting Standards Board is currently reviewing whether to allow electric capacity option contracts to qualify for the normal purchase and sale exception. The Financial Accounting Standards Board's final conclusion may impact the Company's ongoing application of FAS 133 related to its electric capacity contracts.

SEGMENT INFORMATION

8. Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three month periods ended March 31, 2001 and 2000 is shown in the following table.

                                                      Reportable Operating Segments
                         Wisconsin Electric         --------------------------------
                            Power Company           Electric         Gas      Steam         Total
                         -------------------        --------     ---------  --------        -----
                                                                 (Millions of Dollars)
                          Three Months Ended
                          ------------------

                    March 31, 2001
                      Operating Revenues  (a)         $448.8      $248.7        $9.1       $706.6
                      Operating Income                  89.5        30.1         3.7        123.3

                    March 31, 2000
                      Operating Revenues  (a)         $414.9      $118.5        $7.4       $540.8
                      Operating Income                  97.4        21.8         2.2        121.4

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

Cautionary Factors: A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted in "Factors Affecting Results of Operations."


                  RESULTS OF OPERATIONS - 2001 FIRST QUARTER

EARNINGS

Earnings increased by $3.9 million between the comparative periods primarily due to higher electric utility gross margin (electric utility operating revenues less fuel and purchased power expenses) and to higher gas utility gross margin (gas utility operating revenues less cost of gas sold) during the first quarter of 2001. The Company attributes the increases in electric and gas utility gross margins primarily to rate increases that were in effect during the first quarter of 2001 but not during the first quarter of 2000, and, to a lesser extent, to cooler winter weather during the first quarter of 2001.


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first quarter of 2001 with similar information for the first quarter of 2000.

                                                         Three Months Ended March 31
                                                     -----------------------------------
                 Electric Utility Operations           2001          2000       % Change
                ----------------------------           ----          ----       --------
                                                       (Millions of Dollars)
               Electric Operating Revenues              $448.8        $414.9         8.2%
               Fuel and Purchased Power
                   Fuel                                   79.5          73.4         8.3%
                   Purchased Power                        50.5          30.1        67.8%
                                                        ------        ------
               Total Fuel and Purchased Power            130.0         103.5        25.6%
                                                        ------        ------
               Gross Margin                             $318.8        $311.4         2.4%
                                                        ======        ======

During the first quarter of 2001, total electric utility operating revenues increased by $33.9 million or 8.2% when compared with the first quarter of 2000. Wisconsin Electric estimates that approximately $29.5 million of this growth was due to electric retail rate increases that became effective in April 2000, in August 2000 and on January 1, 2001 and to an interim rate increase that became effective in February 2001 under Wisconsin's fuel cost adjustment procedure. In May 2001, the interim fuel rates were increased again by a final order. For additional information, see Item 1, Legal Proceedings - "Utility Rates and Regulatory Matters," in Part II of this report.

Between the comparative periods, total fuel and purchased power expenses increased by $26.5 million or 25.6% primarily due to significantly higher natural gas prices during 2001 and, to a lesser extent, due to higher fixed demand charges associated with long-term power purchase contracts in effect during 2001. The higher fuel and purchased power expenses offset much of the impact on electric revenues of the electric rate increases noted above such that total gross margin on electric operating revenues increased by $7.4 million or 2.4% during the first quarter of 2001.

Total electric megawatt-hour sales increased by 0.9% during the first quarter of 2001 due to a 5.5% increase in sales to the Empire and Tilden iron ore mines, Wisconsin Electric's two largest retail customers. Excluding the Empire and Tilden mines, Wisconsin Energy's total electric megawatt-hour sales grew by 0.5% between the comparative periods. The following table compares Wisconsin Electric's electric utility operating revenues and megawatt-hour sales by customer class during the first quarter of 2001 with similar information for the first quarter of 2000.

                                              Operating Revenues                    Megawatt-Hour Sales
                                          Three Months Ended March 31           Three Months Ended March 31
                                      ----------------------------------       -------------------------------
  Electric Utility Operations            2001        2000       % Change       2001         2000      % Change
-------------------------------       ----------   -------      --------     --------     --------    --------
                                      (Millions of Dollars)                       (Thousands)
Customer Class
  Residential                           $ 156.7      $144.8        8.2%       1,882.7      1,850.4        1.7%
  Small Commercial/Industrial             139.6       125.0       11.7%       2,095.4      1,986.7        5.5%
  Large Commercial/Industrial             115.2       111.5        3.3%       2,785.3      2,813.3       (1.0%)
  Other-Retail/Municipal                   15.0        13.1       14.5%         401.2        364.0       10.2%
  Resale-Utilities                         18.6        14.5       28.3%         527.3        606.8      (13.1%)
  Other-Operating Revenues                  3.7         6.0      (38.3%)            -            -          -
                                        -------      ------                  --------      -------
Total                                   $ 448.8      $414.9        8.2%       7,691.9      7,621.2        0.9%
                                        =======      ======                  ========      =======

Weather - Degree Days (a)
  Heating (3,306 Normal)                                                        3,395        2,931       15.8%
  Cooling (0 Normal)                                                                -            -          -

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales grew by 0.5% between the comparative periods excluding the Empire and Tilden mines. The upward impact on electric sales of cooler winter weather and customer growth in the residential and small commercial/industrial customer classes during the first quarter of 2001 was offset to some extent by the downward impact on electric sales of a weakening economy during the first quarter of 2001. As measured by heating degree days, the first quarter of 2001 was 15.8% cooler than the first quarter of 2000 and 2.7% cooler than normal, increasing electric sales to weather-sensitive customers in the residential and small commercial/industrial customer classes. However, sales to large commercial/industrial customers excluding the Empire and Tilden mines decreased by 2.7% during the first quarter of 2001, reflecting the softening economy.


Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Electric's gas utility operating revenues and gross margin during the first quarters of 2001 and 2000. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under the gas cost recovery mechanism that does not impact gross margin.

                                                       Three Months Ended March 31
                                                  -------------------------------------
                  Gas Utility Operations           2001           2000         % Change
               ----------------------------       -------        ------        --------
                                                  (Millions of Dollars)
               Gas Operating Revenues              $248.7        $118.5        109.9%
               Cost of Gas Sold                     189.7          69.1        174.5%
                                                   ------        ------        -----
               Gross Margin                         $59.0         $49.4         19.4%
                                                   ======        ======        =====

Gross margin on gas utility operating revenues increased by $9.6 million or 19.4% during the first quarter of 2001 when compared with the first quarter of 2000. Wisconsin Electric attributes most of this increase to higher therm deliveries to weather sensitive customers as a result of cooler winter weather during the first quarter of 2001, and, to a lesser extent, to retail gas rate increases that became effective in August 2000.

Significantly higher prices for natural gas since the first quarter of 2000 primarily drove a 109.9% increase in gas utility operating revenues and a 174.5% increase in the cost of gas sold during the first quarter of 2001. The cost of natural gas rose approximately 86% between the first quarter of 2000 and the first quarter of 2001, affecting Wisconsin Electric's gas as well as electric utility operations. Based upon March closing prices for natural gas futures on the New York Mercantile Exchange, the cost of gas increased from $2.900 per decatherm in April 2000 to $5.384 per decatherm in April 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanism. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching.

The following table compares Wisconsin Electric's gas utility operating revenues and natural gas therm deliveries by customer class during the first quarter of 2001 with similar information for the first quarter of 2000.

                                                   Operating Revenues                      Therm Deliveries
                                               Three Months Ended March 31           Three Months Ended March 31
                                            ---------------------------------      ---------------------------------
    Gas Utility Operations                   2001         2000       % Change       2001        2000        % Change
  --------------------------                ------       ------      --------      ------      ------       --------
                                            (Millions of Dollars)                       (Millions)
Customer Class
  Residential                                $164.2       $78.2        110.0%      165.7        139.6          18.7%
  Commercial/Industrial                        86.1        41.7        106.5%       91.7         85.5           7.3%
  Interruptible                                 2.9         1.4        107.1%        3.8          4.3         (11.6%)
                                             ------     -------                   ------       ------
    Total Retail Gas Sales                    253.2       121.3        108.7%      261.2        229.4          13.9%
  Transported Customer-Owned Gas                4.9         5.3         (7.5%)      93.0        109.2         (14.8%)
  Transported - Interdepartmental               0.3         0.4        (25.0%)       3.2          8.1         (60.5%)
  Other-Operating Revenues                     (9.7)       (8.5)       (14.1%)         -            -             -
                                             ------     -------                   ------       ------
Total Operating Revenues                     $248.7      $118.5        109.9%      357.4        346.7           3.1%
                                             ======     =======                   ======       ======
Weather - Degree Days (a)
  Heating (3,306 Normal)                                                           3,395        2,931          15.8%

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries of natural gas increased by 3.1% during the first quarter of 2001 primarily due to a weather-related 18.7% increase in deliveries to higher-margin residential customers, who tend to be more weather sensitive than other customer classes. As noted above, the first quarter of 2001 was 15.8% cooler than the first quarter of 2000 and 2.7% cooler than normal. During the first quarter of 2001, however, residential therm deliveries were lower than anticipated, reflecting the adverse effects of significantly higher gas prices. Deliveries to the interruptible and transportation customer classes decreased during the first quarter of 2001 in large part due to fuel switching and to a weakening economy during the first quarter of 2001.


Other Items

Other Operation and Maintenance Expenses: Other operation and maintenance expenses increased by $16.9 million or 10.5% during the first quarter of 2001 when compared with the first quarter of 2000. The most significant changes in other operation and maintenance expenses include $3.7 million of higher customer account expenses due in large part to an increase in bad debts and approximately $11.0 million of higher electric transmission expenses due to a change in how electric transmission costs are recorded. On January 1, 2001, Wisconsin Electric transferred all of its electric utility transmission assets to the ATC in exchange for an equity interest in this new company. The transfer of these assets is expected to be earnings neutral to the Company. However, because all costs related to electric transmission operations, including associated depreciation and financing costs, are now billed to the Company by the ATC, all of these costs are being reported in other operation and maintenance expenses rather than in other lines on the income statement. For additional information, see Note 4 in Item 1, Financial Statements - "Notes to Condensed Financial Statements," in Part I of this report.

Other Income, Net: Other income, net increased $5.5 million during the first quarter of 2001 due to recognition of equity in the earnings of the ATC during the first quarter of 2001.


                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first three months of 2001 and 2000:

                                              Three Months Ended March 31
                 Wisconsin Electric          ----------------------------
                    Power Company               2001             2000
             --------------------------      -----------      -----------
                                             (Millions of Dollars)
             Cash Provided by (Used in):
               Operating Activities               $198.0           $263.3
               Investing Activities                (73.5)          (106.0)
               Financing Activities               (103.6)          (200.3)


Operating Activities

Cash provided by operating activities decreased to $198.0 million during the first three months of 2001 compared with $263.3 million during the same period in 2000, primarily reflecting (1) an increase in working capital requirements associated with higher gas costs and with the seasonal nature of gas utility operations, (2) a $35 million tax refund received in the first quarter of 2000 related to litigation, and (3) a $16 million contribution to the Wisconsin Energy Foundation in the first quarter of 2001. The Company expects that its working capital requirements will be reduced during the second quarter of 2001 as it collects its winter heating receivables.

Investing Activities

During the first three months of 2001, Wisconsin Electric spent $73.5 million on investing activities, including capital expenditures of $64.6 million. Due to the timing of refueling outages at Point Beach Nuclear Plant, the Company spent $9.6 million less during the first quarter of 2001 on the acquisition of nuclear fuel compared with the first quarter of 2000.


Financing Activities

During the first three months of 2001, Wisconsin Electric used $103.6 million of net cash for financing activities including approximately $63.9 million to reduce short-term debt and $32.5 million for the payment of dividends to Wisconsin Energy.


CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three quarters of 2001 are expected to be met through a combination of internal sources of funds from operations, cash distributions from the ATC and short-term borrowings. In April 2001, Wisconsin Electric received approximately $82 million of cash distributions from the ATC and anticipates receiving an additional $20 million prior to the end of 2001.

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

On March 31, 2001, Wisconsin Electric had approximately $207 million of available unused lines of bank credit. The Company has historically used these lines primarily to support its outstanding commercial paper and other short-term borrowings.

The following table shows Wisconsin Electric's capitalization structure at March 31, 2001 and at December 31, 2000:

                  Capitalization Structure           March 31, 2001        December 31, 2000
                  ------------------------        ---------------------   ---------------------
                                                            (Millions of Dollars)
               Common Equity                       $1,889.0       49.5%     $1,864.8      48.3%
               Preferred Stock                         30.4        0.8%         30.4       0.8%
               Long-Term Debt (including
                 current maturities)                1,701.9       44.6%      1,707.7      44.2%
               Short-Term Debt                        193.1        5.1%        257.0       6.7%
                                                   --------      ------     --------     ------
                    Total                          $3,814.4      100.0%     $3,859.9     100.0%
                                                   ========      ======     ========     ======

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Electric by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

                   Wisconsin Electric Power Company           S&P      Moody's        Fitch
                   --------------------------------           ---      -------        -----
               Commercial Paper                              A-1+        P-1           F1+
               Secured Senior Debt                            AA-        Aa2           AA
               Unsecured Debt                                  A+        Aa3           AA-
               Preferred Stock                                 A         aa3           AA-

S&P's current outlook for Wisconsin Energy and its subsidiaries is negative. Currently, Fitch's outlook for Wisconsin Electric is stable, and Moody's outlook for Wisconsin Energy and its subsidiaries is stable.

These ratings provide a significant degree of flexibility in obtaining funds on competitive terms and reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.


Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for capital expenditures, for long and short-term debt retirements, maturities and sinking fund requirements and for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant. Wisconsin Electric's total capital expenditure budget for the remainder of 2001 is approximately $332 million.


                    FACTORS AFFECTING RESULTS OF OPERATIONS

UTILITY RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings - "Utility Rates and Regulatory Matters" in Part II of this report for information related to the Company's fuel cost adjustment procedure.


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

Operating, Financial and Industry Factors

 .    Factors affecting utility operations such as unusual weather conditions;
     catastrophic weather-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

 .    Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources related to emissions from fossil-fueled power plants; or the siting approval process for new generation and transmission facilities.

 .    The rapidly changing and increasingly competitive electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

 .    Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

 .    Changes in social attitudes regarding the utility and power industries.

 .    Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

 .    The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of the Giddings & Lewis, Inc./City of West Allis lawsuit against Wisconsin Electric.

 .    Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.

 .    Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulations.

 .    Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

 .    Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

 .    Factors which impede execution of Wisconsin Energy's "Power the Future"
     strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals and amendment of applicable laws in the state of Wisconsin, and obtaining the investment capital from outside sources necessary to implement the strategy.

 .    Other business or investment considerations that may be disclosed from time to time in Wisconsin Electric's Securities and Exchange Commission filings or in other publicly disseminated written documents.


Business Combination Factors

 .    Unanticipated costs or difficulties related to the integration of the businesses of Wisconsin Energy and WICOR.

 .    Unexpected difficulties or delays in realizing anticipated net cost savings or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin ("PSCW") as a condition of approval of the merger.

Wisconsin Electric undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     *****

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see Item 1, Financial Statements - "Notes to Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning Wisconsin Electric's market risk exposures, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks," in
Part II of Wisconsin Electric's 2000 Annual Report on Form 10-K.



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in
Part I of Wisconsin Electric's 2000 Annual Report on Form 10-K.


                     UTILITY RATES AND REGULATORY MATTERS

Wisconsin Retail Jurisdiction

Fuel Cost Adjustment Procedure: As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for its fuel and purchased power costs associated with the generation and delivery of electricity. On December 8, 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected fuel cost shortfall on January 10, 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held in mid-January 2001. On February 9, 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 fuel costs. Hearings on the final phase of the case were held in late March and early April 2001. The PSCW issued a final order on May 3, 2001, effective immediately, authorizing a total increase in rates of $58.7 million for 2001 fuel costs, subject to refund. Assuming normal weather for the remainder of the year, the Company estimates that it will under recover a total of $15 million of fuel costs as a result of increased fuel and purchased power costs during 2001.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Electric's 2001 Annual Meeting of Stockholders held on April 27, 2001 for which Wisconsin Electric did not solicit proxies, nine incumbent directors, as listed in Wisconsin Electric's Information Statement dated
March 20, 2001, were elected for one year terms. Each director received 33,289,327 votes (100% of votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Information Statement.

Further information concerning these matters is contained in Wisconsin Electric's Information Statement.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

     Exhibit No.
     ----------

     None


(b)  REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated as of March 8, 2001 was filed by Wisconsin Electric on March 15, 2001 to report a change in accountants.

     No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WISCONSIN ELECTRIC POWER COMPANY
                                   -------------------------------------------
                                                  (Registrant)

                              /s/ STEPHEN P. DICKSON
                              ------------------------------------------------
Date: May 14, 2001            Stephen P. Dickson, Controller, Chief Accounting
                              Officer and duly authorized officer