Form 10-Q
period 2001-06-30
WISCONSIN ELECTRIC POWER CO
filed 2001-08-14
CIK 107815

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 2001



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


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (July 31, 2001):


 Common Stock, $10 Par Value      33,289,327 shares outstanding.


Wisconsin  Energy  Corporation is the sole  holder  of  Wisconsin
Electric Power Company Common Stock.


                         WISCONSIN ELECTRIC POWER COMPANY
                         --------------------------------

               FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2001



                                 TABLE OF CONTENTS
Item                                                                                 Page
----                                                                                 ----

     Introduction..............................................................


                          Part I - Financial Information
                          ------------------------------

1.   Financial Statements
       Condensed Income Statements.............................................
       Condensed Balance Sheets................................................
       Condensed Statements of Cash Flows......................................
       Notes to Condensed Financial Statements.................................

2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations...........................

3.   Quantitative and Qualitative Disclosures About Market Risk................


                            Part II - Other Information
                            ---------------------------

1.   Legal Proceedings.........................................................

6.   Exhibits and Reports on Form 8-K..........................................

     Signatures................................................................



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




                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                 WISCONSIN ELECTRIC POWER COMPANY
                                   CONDENSED INCOME STATEMENTS
                                           (Unaudited)

                                        Three Months Ended June 30      Six Months Ended June 30
                                        --------------------------     --------------------------
                                             2001          2000            2001           2000
                                         -----------    ----------     -----------     ----------
                                                          (Millions of Dollars)
Operating Revenues                          $517.5         $496.9        $1,224.1       $1,037.7

Operating Expenses
  Fuel and purchased power                   124.4          116.5           256.3          221.9
  Cost of gas sold                            47.4           39.5           237.1          108.6
  Other operation and maintenance            187.5          165.6           365.4          326.6
  Depreciation, decommissioning
    and amortization                          64.6           67.0           130.1          133.5
  Property and revenue taxes                  14.6           16.9            32.9           34.3
                                            ------         ------        --------       --------
    Total Operating Expenses                 438.5          405.5         1,021.8          824.9
                                            ------         ------        --------       --------
Operating Income                              79.0           91.4           202.3          212.8

Other Income and Deductions
  Interest income                              0.9            1.0             1.5            3.9
  Allowance for other funds
    used during construction                   0.4            1.0             0.7            1.9
  Equity in unconsolidated subsidiary          3.4            -              11.8            -
  Other                                       (0.4)           -              (0.7)          (0.3)
                                            ------         ------        --------       --------
    Total Other Income and Deductions          4.3            2.0            13.3            5.5

Financing Costs
  Interest expense                            27.3           28.9            56.5           58.1
  Allowance for borrowed funds
    used during construction                  (0.2)          (0.5)           (0.3)          (0.9)
                                            ------         ------        --------       --------
    Total Financing Costs                     27.1           28.4            56.2           57.2
                                            ------         ------        --------       --------
Income Before Income Taxes                    56.2           65.0           159.4          161.1

Income Taxes                                  21.2           24.8            61.7           62.1
                                            ------         ------        --------       --------
Net Income                                    35.0           40.2            97.7           99.0

Preferred Stock Dividend Requirement           0.3            0.3             0.6            0.6
                                            ------         ------        --------       --------
Earnings Available for Common
  Stockholder                                $34.7          $39.9           $97.1          $98.4
                                            ======         ======        ========       ========

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                                CONDENSED BALANCE SHEETS
                                       (Unaudited)

                                                     June 30, 2001      December 31, 2000
                                                     -------------      -----------------
                                                           (Millions of Dollars)
                     Assets
                     ------
Property, Plant and Equipment
  Electric                                             $4,972.1            $5,300.7
  Gas                                                     587.4               578.2
  Steam                                                    65.0                64.4
  Common                                                  381.2               372.9
  Other                                                     7.2                 7.3
  Accumulated depreciation                             (3,206.1)           (3,339.2)
                                                       --------            --------
                                                        2,806.8             2,984.3
  Construction work in progress                           110.8               106.8
  Leased facilities, net                                  118.8               121.7
  Nuclear fuel, net                                        80.8                93.1
                                                       --------            --------
     Net Property, Plant and Equipment                  3,117.2             3,305.9

Investments                                               755.1               642.2

Current Assets
  Cash and cash equivalents                                22.5                10.6
  Accounts receivable                                     231.0               232.7
  Accrued revenues                                         86.5               163.0
  Materials, supplies and inventories                     178.8               197.4
  Prepayments and other assets                            109.2               105.2
                                                       --------            --------
     Total Current Assets                                 628.0               708.9

Deferred Charges and Other Assets                         392.1               368.1
                                                       --------            --------
Total Assets                                           $4,892.4            $5,025.1
                                                       ========            ========

         Capitalization and Liabilities
         ------------------------------
Capitalization
  Common equity                                        $1,898.0            $1,864.8
  Preferred stock                                          30.4                30.4
  Long-term debt                                        1,681.1             1,679.6
                                                       --------            --------
     Total Capitalization                               3,609.5             3,574.8

Current Liabilities
  Long-term debt due currently                             35.4                28.1
  Short-term debt                                         126.4               257.0
  Accounts payable                                        176.8               213.5
  Accrued liabilities                                      83.2                84.4
  Other                                                    68.6                84.2
                                                       --------            --------
     Total Current Liabilities                            490.4               667.2

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       463.6               466.1
  Other                                                   328.9               317.0
                                                       --------            --------
     Total Deferred Credits and Other Liabilities         792.5               783.1
                                                       --------            --------
Total Capitalization and Liabilities                   $4,892.4            $5,025.1
                                                       ========            ========

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

                            WISCONSIN ELECTRIC POWER COMPANY
                           CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                          Six Months Ended June 30
                                                       -------------------------------
                                                          2001                2000
                                                       -----------         -----------
                                                           (Millions of Dollars)
Operating Activities
  Net income                                              $97.7               $99.0
  Reconciliation to cash
    Depreciation, decommissioning
      and amortization                                    137.5               140.9
    Nuclear fuel expense amortization                      15.3                14.7
    Deferred income taxes, net                             (3.1)               (6.3)
    Investment tax credit, net                             (2.3)               (2.3)
    Allowance for other funds
     used during construction                              (0.7)               (1.9)
    Change in - Accounts receivable and
                  accrued revenues                         78.2                38.3
                Inventories                                18.6                 6.2
                Other current assets                       (4.0)               33.5
                Accounts payable                          (36.7)               16.4
                Other current liabilities                 (16.8)               15.4
    Other                                                 (17.5)               (3.5)
                                                         ------              ------
Cash Provided by Operating Activities                     266.2               350.4

Investing Activities
  Capital expenditures                                   (150.6)             (174.6)
  Cash distributions received from ATC                    105.4                 -
  Allowance for borrowed funds
   used during construction                                (0.3)               (0.9)
  Nuclear fuel                                             (3.3)              (21.7)
  Nuclear decommissioning funding                          (8.8)               (8.8)
  Other                                                    (7.1)               (5.0)
                                                         ------              ------
Cash Used in Investing Activities                         (64.7)             (211.0)

Financing Activities
  Issuance of long-term debt                               22.0                 -
  Retirement of long-term debt                            (15.4)              (14.8)
  Change in short-term debt                              (130.6)              (76.1)
  Dividends paid on common stock                          (65.0)              (89.8)
  Dividends paid on preferred stock                        (0.6)               (0.6)
                                                         ------              ------
Cash Used in Financing Activities                        (189.6)             (181.3)
                                                         ------              ------
Change in Cash and Cash Equivalents                        11.9               (41.9)

Cash and Cash Equivalents at
  Beginning of Period                                      10.6                49.9
                                                         ------              ------
Cash and Cash Equivalents at
  End of Period                                           $22.5                $8.0
                                                         ======              ======
Supplemental Information - Cash Paid For
  Interest (net of amount capitalized)                    $67.8               $68.2
  Income taxes                                             74.2                26.4

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

                WISCONSIN ELECTRIC POWER COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


GENERAL INFORMATION

 1.The accompanying unaudited financial statements for Wisconsin
   Electric Power Company should be read in conjunction with
   Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.


 2.Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.
   These reclassifications had no effect on net income.


 3.On April 26, 2000, Wisconsin Energy Corporation, the parent company of Wisconsin Electric, acquired WICOR, Inc. ("WICOR") in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas.

   On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets (with a net book value of approximately $365 million as of December 31, 2000) to Wisconsin Gas in a tax free exchange for shares of Wisconsin Gas which have a fair value equal to the fair value of the assets transferred and represent at least 80% of the total combined voting power of all classes of stock that is entitled to vote. The asset transfer matter is pending.



NEW ACCOUNTING PRONOUNCEMENTS

 4.ASSET RETIREMENT OBLIGATIONS:   In June 2001, the Financial
   Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
   The Company expects to adopt FAS 143 effective
   January 1, 2003.

   The scope of FAS 143 includes decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. The Company has not yet performed a detailed assessment of the specific applicability and implications of FAS 143. Currently, nuclear decommissioning liabilities are accrued as depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. FAS 143 will require the Company to record the full decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in depreciation expense due to differing assumptions between FAS 143 and those currently required by the PSCW are not expected to be material and would most likely be recoverable in rates.



AMERICAN TRANSMISSION COMPANY

 5.Effective January 1, 2001 Wisconsin Electric transferred electric utility transmission system assets with a net book value of $224.4 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. During the first half of 2001, ATC issued debt and distributed $105.4 million of cash back to Wisconsin Electric as a partial return of the original equity contribution.

   The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral.
   However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were recorded in Other Operation and Maintenance expense, Depreciation expense and Interest expense. Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance and recognizes an equity interest in ATC's reported earnings in Other Income and Deductions.



RESERVE FOR NON-RECURRING CHARGES

 6.In connection with the WICOR merger, Wisconsin Electric recorded certain reserves in the fourth quarter of 2000 for approximately 170 employees who were to receive benefits under severance agreements and enhanced retirement initiatives. As of June 30, 2001, approximately $4.5 million of severance benefits related to 129 employees remained as an outstanding liability on the balance sheet.



COMMON EQUITY

 7.Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Prior to January 2001, Wisconsin Electric had no items of Other Comprehensive Income to report. However, as a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") in January 2001 (see Note 8), Wisconsin Electric had the following total Comprehensive Income during the six months ended June 30, 2001 and 2000:

                                                       Six Months Ended June 30
                                                  ---------------------------------
    Comprehensive Income                             2001                   2000
----------------------------                      ----------             ----------
                                                        (Millions of Dollars)
Net Income                                          $97.7                  $99.0
Other Comprehensive Income (Loss)
  Unrealized Gains (Losses) During the Period
   on Derivatives Qualified as Hedges
     Unrealized losses due to cumulative
      effect of change in accounting principle       (5.1)                   -
     Other unrealized gains (losses)                  5.3                    -
     Less: Reclassification for gains
            (losses) included in net income          (0.8)                   -
                                                    -----                  -----
  Net Unrealized Gains (Losses)                       1.0                    -
                                                    -----                  -----
Total Other Comprehensive Income (Loss)               1.0                    -
                                                    -----                  -----
Total Comprehensive Income                          $98.7                  $99.0
                                                    =====                  =====



DERIVATIVE INSTRUMENTS

 8.In June 1998, the Financial Accounting Standards Board issued
   FAS 133, which has been amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS 133, an amendment of FAS 133, and by FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FAS 133. FAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

   As of the date of initial adoption, FAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle.

   Wisconsin Electric has a limited number of physical commodity contracts that are defined as derivatives under FAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are electric forward contracts which are used to manage the supply of and demand for electricity.
   With the adoption of FAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of FAS 133. The impact of this transition as of January 1, 2001 was a $5.1 million reduction in Accumulated Other Comprehensive Income.

   During the first six months of 2001, $0.8 million of net losses included in the cumulative effect of a change in accounting principle component of Accumulated Other Comprehensive Income were reclassified into earnings resulting in a remaining balance of ($4.3 million) as of June 30, 2001. Wisconsin Electric estimates that this remaining balance will be reclassified into earnings between July 1, 2001 and December 31, 2001.

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

   For the six month period ended June 30, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Electric did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. A loss of $0.4 million was reclassified into earnings as a result of the discontinuance of hedges. As of June 30, 2001, the maximum length of time over which Wisconsin Electric is hedging its exposure to the variability in future cash flows forecasted transactions is nine months, and Wisconsin Electric estimates that gains of $5.3 million will be reclassified from Accumulated Other Comprehensive Income into earnings within the twelve months between July 1, 2001 and June 30, 2002 as the hedged transactions affect earnings.

   Previously, the Company had concluded that its electric capacity purchase contracts qualified for and were designated as normal under the normal purchase and sale exception of FAS 133. The Financial Accounting Standards Board has determined that electric capacity option contracts qualify for the normal purchase and sale exception, confirming the Company's prior conclusion.



SEGMENT INFORMATION

 9.Summarized financial information concerning Wisconsin
   Electric's reportable operating segments for the three and six month periods ended June 30, 2001 and 2000 is shown in the following table.

                                       Reportable Operating Segments
Wisconsin Electric           -------------------------------------------------
  Power Company               Electric      Gas          Steam          Total
------------------           ----------   -------      ---------      --------
                                             (Millions of Dollars)
     Three Months Ended
     ------------------
June 30, 2001
 Operating Revenues (a)        $443.0       $70.8         $3.7          $517.5
 Operating Income (Loss)         84.3        (4.1)        (1.2)           79.0

June 30, 2000
 Operating Revenues (a)        $427.2       $64.4         $5.3          $496.9
 Operating Income (Loss)         93.3        (2.5)         0.6            91.4


      Six Months Ended
      ----------------
June 30, 2001
 Operating Revenues (a)        $891.8      $319.5        $12.8        $1,224.1
 Operating Income               173.8        26.0          2.5           202.3

June 30, 2000
 Operating Revenues (a)        $842.1      $182.9        $12.7        $1,037.7
 Operating Income               190.7        19.3          2.8           212.8

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


    RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001

EARNINGS

Earnings decreased from $39.9 million during the second quarter of 2000 to $34.7 million during the second quarter of 2001. The decrease in earnings for the three month period resulted primarily from an increase in other operation and maintenance expenses due to a scheduled refueling at Point Beach Nuclear Plant during the second quarter of 2001. The outage was completed on time and all scheduled work was done. During 2000, Wisconsin Electric did not perform a refueling outage at Point Beach until the fourth quarter.


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric operating revenues and gross margin during the second quarter of 2001 with similar information for the second quarter of 2000.

                                        Three Months Ended June 30
                                  -------------------------------------
 Electric Utility Operations      2001           2000          % Change
-----------------------------     ----           ----          --------
                                 (Millions of Dollars)
Electric Operating Revenues      $443.0         $427.2            3.7%
Fuel and Purchased Power
  Fuel                             73.6           74.3           (0.9%)
  Purchased Power                  49.6           41.1           20.7%
                                 ------         ------
Total Fuel and Purchased Power    123.2          115.4            6.8%
                                 ------         ------
Gross Margin                     $319.8         $311.8            2.6%
                                 ======         ======


During the second quarter of 2001, total electric operating revenues increased by $15.8 million or 3.7% when compared with the second quarter of 2000. Wisconsin Electric attributes all of this growth to electric retail rate increases in Wisconsin that became effective in August 2000 and on January 1, 2001 and to an interim rate increase that became effective in February 2001 under Wisconsin's fuel cost adjustment procedure. In May 2001, the interim fuel rates were increased again by a final order.
For additional information, see Item 1, Legal Proceedings - "Utility Rates and Regulatory Matters," in Part II of this report. A 4.8% decrease in electric megawatt-hour sales during the second quarter of 2001 offset much of the revenue growth caused by the rate increases.

Between the comparative periods, total fuel and purchased power expenses increased by $7.8 million or 6.8% primarily due to the scheduled Point Beach outage noted above. Point Beach underwent a successful refueling outage in the second quarter of 2001. However, the outage required Wisconsin Electric to acquire more expensive purchased power. No additional planned outages are scheduled at Point Beach during the remainder of 2001. In addition, Pleasant Prairie Power Plant, the Company's largest coal-fired plant, experienced an unplanned outage during 2001.
As a result of these outages, and, to a lesser extent, due to higher natural gas commodity prices and to higher fixed demand charges associated with long-term power purchase contracts in effect during 2001, purchased power expenses increased by $8.5 million or 20.7% during the second quarter of 2001. The higher fuel and purchased power expenses offset much of the impact on electric revenues of the electric rate increases noted above such that total gross margin on electric operating revenues increased by $8.0 million or 2.6% during the second quarter of 2001.

The following table compares Wisconsin Electric's electric operating revenues and electric megawatt-hour sales by customer class during the second quarter of 2001 with similar information for the second quarter of 2000.

                                         Operating Revenues                 Megawatt-Hour Sales
                                     Three Months Ended June 30          Three Months Ended June 30
                                  -------------------------------     -------------------------------
 Electric Utility Operations      2001        2000       % Change     2001        2000       % Change
-----------------------------     ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                    (Thousands)
Customer Class
 Residential                     $150.1      $137.6        9.1%      1,743.9     1,713.4       1.8%
 Small Commercial/Industrial      141.8       132.2        7.3%      2,010.2     2,019.5      (0.5%)
 Large Commercial/Industrial      117.5       118.6       (0.9%)     2,672.3     2,959.0      (9.7%)
 Other-Retail/Municipal            15.6        13.8       13.0%        395.1       367.1       7.6%
 Resale-Utilities                  14.6        17.4      (16.1%)       417.5       546.7     (23.6%)
 Other-Operating Revenues           3.4         7.6      (55.3%)         -           -         -
                                 ------      ------                  -------     -------
Total                            $443.0      $427.2        3.7%      7,239.0     7,605.7      (4.8%)
                                 ======      ======                  =======     =======
Weather - Degree Days (a)
 Heating (959 Normal)                                                  847         952       (11.0%)
 Cooling (170 Normal)                                                  168         160         5.0%

 (a) As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


As noted above, total electric megawatt-hour sales fell by 4.8% during the second quarter of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 260.0 thousand megawatt-hours or 38.5% between the comparative periods. Excluding these two mines, Wisconsin Electric's total electric energy sales volumes fell by 1.5% and sales volumes to the remaining large commercial/industrial customers fell by 1.2% between the comparative periods.


Gas Utility Revenues, Gross Margins and Therm Deliveries

A comparison of Wisconsin Electric's gas operating revenues, gross margins and gas deliveries follows. Gross margin (gas operating revenues less cost of gas sold) is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues grew by $6.4 million or 9.9% between the second quarter of 2001 and the second quarter of 2000 offset by a $7.9 million increase in purchased gas costs.

                                        Three Months Ended June 30
                                  -------------------------------------
   Gas Utility Operations         2001           2000          % Change
-----------------------------     ----           ----          --------
                                 (Millions of Dollars)
Gas Operating Revenues           $70.8          $64.4             9.9%
Cost of Gas Sold                  47.4           39.5            20.0%
                                 -----          -----
Gross Margin                     $23.4          $24.9            (6.0%)
                                 =====          =====


Higher prices for natural gas drove much of the 9.9% increase in operating revenues and the 20.0% increase in the cost of gas sold during the second quarter of 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanism. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. As of August 2001, commodity gas prices have dropped from the historically high prices experienced during the first six months of 2001 and are comparable to the prices in effect in August 2000. It is not clear how volume trends experienced to date in 2001 will change in response to the lower commodity prices for the remainder of the year. Gas margins were down 6.0% reflecting a 20.0% volume reduction in therm deliveries, but were partially offset by an increase in the average number of customers which favorably impacted the fixed component of operating revenues that is not affected by decreased volumes. Retail gas rate increases that became effective in August 2000 also contributed to the increase in gas operating revenues and helped mitigate the decline in gross margin between the comparative periods.

The following table compares Wisconsin Electric's gas operating revenues and natural gas therm deliveries by customer class during the second quarter of 2001 with similar information for the second quarter of 2000.

                                         Operating Revenues                   Therm Deliveries
                                     Three Months Ended June 30          Three Months Ended June 30
                                  -------------------------------     -------------------------------
   Gas Utility Operations         2001        2000       % Change     2001        2000       % Change
----------------------------      ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                   (Millions)
Customer Class
 Residential                      $35.2       $32.1          9.7%      36.5        43.2       (15.5%)
 Commercial/Industrial             24.5        18.3         33.9%      30.1        30.5        (1.3%)
 Interruptible                      1.0         1.0          -          1.7         2.4       (29.2%)
                                  -----       -----                   -----       -----
   Total Retail Gas Sales          60.7        51.4         18.1%      68.3        76.1       (10.2%)
 Transported Customer-Owned Gas     3.0         4.0        (25.0%)     61.7        77.2       (20.1%)
 Transported-Interdepartmental      0.3         0.6        (50.0%)      4.4        14.6       (69.9%)
 Other-Operating Revenues           6.8         8.4        (19.0%)      -           -           -
                                  -----       -----                   -----       -----
Total Operating Revenues          $70.8       $64.4          9.9%     134.4       167.9       (20.0%)
                                  =====       =====                   =====       =====
Weather - Degree Days (a)
 Heating (959 Normal)                                                   847         952       (11.0%)

 (a) As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


Total therm deliveries of natural gas decreased by 20.0% during the second quarter of 2001. The reduction was largely due to warmer weather in 2001 compared with 2000, which affected volumes in the residential and small commercial customer classes. Large commercial/industrial and transportation volumes declined primarily due to fuel switching resulting from the high commodity cost of natural gas and, to a lesser extent, by the softening economy.


Other Items

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses increased by $21.9 million or 13.2% during the second quarter of 2001 when compared with the second quarter of 2000, $10.0 million of which was attributable to the scheduled refueling outage at Point Beach during the second quarter of 2001 noted above. Electric transmission expenses were $12.1 million higher during 2001 primarily caused by a change in how these costs are recorded. On January 1, 2001, Wisconsin Electric transferred all of its electric utility transmission assets to ATC in exchange for an equity interest in this new company. The increase in other operation and maintenance expenses associated with electric transmission operations was offset by reduced depreciation expense, reduced interest expense and earnings from Wisconsin Electric's equity investment in ATC. The net effect of these changes resulted in a non-material change to pre-tax income between the comparative periods as a result of transmission-related activities.

OTHER INCOME AND DEDUCTIONS:   Other Income and Deductions
increased $2.3 million during the second quarter of 2001 due to recognition of equity in the earnings of ATC in 2001.


     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001

EARNINGS

Earnings decreased from $98.4 million during the first half of 2000 to $97.1 million during the first half of 2001. Between the comparative periods, higher electric and gas utility gross margins were offset by higher other operation and maintenance expenses.


Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric operating revenues and gross margin during the first half of 2001 with similar information for the first half of 2000.

                                         Six Months Ended June 30
                                  -------------------------------------
 Electric Utility Operations      2001           2000          % Change
-----------------------------     ----           ----          --------
                                 (Millions of Dollars)
Electric Operating Revenues      $891.8         $842.1            5.9%
Fuel and Purchased Power
  Fuel                            153.1          147.7            3.7%
  Purchased Power                 100.1           71.2           40.6%
                                 ------         ------
Total Fuel and Purchased Power    253.2          218.9           15.7%
                                 ------         ------
Gross Margin                     $638.6         $623.2            2.5%
                                 ======         ======


During the first six months of 2001, total electric utility operating revenues increased by $49.7 million or 5.9% when compared with the first six months of 2000. Wisconsin Electric attributes this growth to electric retail rate increases in Wisconsin that became effective in April 2000, in August 2000 and on January 1, 2001 and to an interim rate increase that became effective in February 2001 under Wisconsin's fuel cost adjustment procedure. In May 2001, the interim fuel rates were increased again by a final order. A 1.9% decrease in electric megawatt-hour sales during the first half of 2001 offset much of the revenue growth caused by the rate increases.

Between the comparative periods, total fuel and purchased power expenses increased by $34.3 million or 15.7% primarily due to significantly higher natural gas prices, the scheduled Point Beach outage during the second quarter of 2001 noted earlier and, to a lesser extent, to higher fixed demand charges associated with long-term power purchase contracts in effect during 2001. The higher fuel and purchased power expenses offset much of the impact on electric revenues of the electric rate increases noted above such that total gross margin on electric operating revenues increased by $15.4 million or 2.5% during the first half of 2001.

The following table compares Wisconsin Electric's electric operating revenues and electric megawatt-hour sales by customer class during the first six months of 2001 with similar information for the first six months of 2000.

                                         Operating Revenues                 Megawatt-Hour Sales
                                      Six Months Ended June 30            Six Months Ended June 30
                                  -------------------------------     -------------------------------
 Electric Utility Operations      2001        2000       % Change     2001        2000       % Change
-----------------------------     ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                    (Thousands)
Customer Class
 Residential                     $306.8      $282.4         8.6%      3,626.6     3,563.8      1.8%
 Small Commercial/Industrial      281.4       257.2         9.4%      4,105.6     4,006.2      2.5%
 Large Commercial/Industrial      232.7       230.1         1.1%      5,457.6     5,772.3     (5.5%)
 Other-Retail/Municipal            30.6        26.9        13.8%        796.3       731.1      8.9%
 Resale-Utilities                  33.2        31.9         4.1%        944.8     1,153.5    (18.1%)
 Other-Operating Revenues           7.1        13.6       (47.8%)         -           -        -
                                 ------      ------                  --------    --------
Total                            $891.8      $842.1         5.9%     14,930.9    15,226.9     (1.9%)
                                 ======      ======                  ========    ========
Weather - Degree Days (a)
 Heating (4,265 Normal)                                                 4,242       3,883      9.2%
 Cooling (170 Normal)                                                     168         161      4.3%

 (a) As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


As noted above, total electric megawatt-hour sales fell by 1.9% during the first six months of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 228 thousand megawatt-hours or 18.1% between the comparative periods. Excluding these two mines, Wisconsin Electric's total electric energy sales volumes fell by 0.5% and sales volumes to the remaining large commercial/industrial customers fell by 1.9% between the comparative periods.


Gas Utility Revenues, Gross Margins and Therm Deliveries

A comparison of Wisconsin Electric's gas operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues grew by $136.6 million or 74.7% between the first six months of 2001 and the first six months of 2000 offset by a $128.5 million increase in purchased gas costs.

                                         Six Months Ended June 30
                                  -------------------------------------
   Gas Utility Operations         2001           2000          % Change
-----------------------------     ----           ----          --------
                                 (Millions of Dollars)
Gas Operating Revenues           $319.5         $182.9            74.7%
Cost of Gas Sold                  237.1          108.6           118.3%
                                 ------         ------
Gross Margin                      $82.4          $74.3            10.9%
                                 ======         ======


Higher prices for natural gas drove much of the 74.7% increase in operating revenues and the 118.3% increase in the cost of gas sold during the first half of 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. Total gas margin was up 10.9%, reflecting an increase in retail gas sales to weather sensitive customers as a result of cooler weather during the first part of 2001, and, to a lesser extent, to retail gas rate increases that became effective in August 2000.

The following table compares Wisconsin Electric's gas utility operating revenues and natural gas therm deliveries by customer class during the first six months of 2001 with similar information for the first six months of 2000.

                                         Operating Revenues                   Therm Deliveries
                                      Six Months Ended June 30            Six Months Ended June 30
                                  -------------------------------     -------------------------------
   Gas Utility Operations         2001        2000       % Change     2001        2000       % Change
----------------------------      ----        ----       --------     ----        ----       --------
                                 (Millions of Dollars)                   (Millions)
Customer Class
 Residential                     $199.4      $110.3          80.8%    202.2       182.8        10.6%
 Commercial/Industrial            110.6        60.0          84.3%    121.8       116.0         5.0%
 Interruptible                      3.9         2.4          62.5%      5.5         6.7       (17.9%)
                                 ------      ------                   -----       -----
   Total Retail Gas Sales         313.9       172.7          81.8%    329.5       305.5         7.9%
 Transported Customer-Owned Gas     7.9         9.3         (15.1%)   154.7       186.4       (17.0%)
 Transported-Interdepartmental      0.6         1.0         (40.0%)     7.6        22.7       (66.5%)
 Other-Operating Revenues          (2.9)       (0.1)     (2,800.0%)     -           -           -
                                 ------      ------                   -----       -----
Total Operating Revenues         $319.5      $182.9          74.7%    491.8       514.6        (4.4%)
                                 ======      ======                   =====       =====
Weather - Degree Days (a)
 Heating (4,265 Normal)                                               4,242       3,883         9.2%

 (a) As measured at Mitchell International Airport in Milwaukee,
     Wisconsin. Normal degree days are based upon a twenty-year moving average.


Total therm deliveries of natural gas decreased by 4.4% during the first half of 2001, but varied within customer classes. Volume deliveries for the residential and commercial customer classes increased by 10.6% and 5.0%, respectively, reflecting colder weather experienced during the winter heating season, which was 9.2% colder as measured by heating degree days. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers.
The increase caused by the colder weather was partially offset by customer conservation due to the higher cost of gas and to the weaker economy, which primarily affected commercial/industrial gas consumption. Transportation volumes were 17.0% lower than the prior year reflecting fuel switching to lower cost fuel options and, to a lesser extent, the softening economy.


Other Items

OTHER OPERATION AND MAINTENANCE EXPENSES:   Other operation and
maintenance expenses increased by $38.8 million or 11.9% during the first six months of 2001 when compared with the first six months of 2000. The most significant changes in other operation and maintenance expenses include $17.2 million of higher non-fuel nuclear expenses, $10.0 million of which was attributable to the scheduled refueling outage at Point Beach Nuclear Plant during the second quarter of 2001, and approximately $23.1 million of higher electric transmission expenses primarily caused by a change in how electric transmission costs are recorded and reported as a result of the transfer of electric transmission assets to ATC on January 1, 2001.

OTHER INCOME AND DEDUCTIONS:   Other Income and Deductions
increased $7.8 million during the first six months of 2001 due to recognition of equity in the earnings of ATC in 2001.


                 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first six months of 2001 and 2000:

                                         Six Months Ended June 30
                                        --------------------------
Wisconsin Electric Power Company          2001           2000
--------------------------------          ----           ----
                                          (Millions of Dollars)
Cash Provided by (Used in)
  Operating Activities                   $266.2        $350.4
  Investing Activities                    (64.7)       (211.0)
  Financing Activities                   (189.6)       (181.3)


Operating Activities

Cash provided by operating activities decreased to $266.2 million during the first six months of 2001 compared with $350.4 million during the same period in 2000, primarily reflecting (1) an increase in working capital requirements, (2) a $35 million tax refund received in the first quarter of 2000 related to litigation, and (3) a $16 million contribution to the Wisconsin Energy Foundation in the first quarter of 2001.


Investing Activities

During the first six months of 2001, Wisconsin Electric spent a net total of $64.7 million on investing activities, including capital expenditures of $150.6 million partially offset by $105.4 million of cash distributions received from ATC. Due to different refueling outage schedules at Point Beach Nuclear Plant between the comparative periods, the Company spent $18.4 million less during the first half of 2001 on the acquisition of nuclear fuel when compared with the first half of 2000.


Financing Activities

During the first six months of 2001, Wisconsin Electric used $189.6 million of net cash for financing activities including approximately $130.6 million to reduce short- and long-term debt and $65.0 million for the payment of dividends to Wisconsin Energy.


CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2001 are expected to be met through a combination of internal sources of funds from operations and short-term borrowings.

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

On June 30, 2001, Wisconsin Electric had $276 million of total available unused short-term credit. On that date, Wisconsin Electric had $250 million of available unused lines of bank credit to support its outstanding commercial paper and other short-term borrowings.

The following table shows Wisconsin Electric's capitalization structure at June 30, 2001 and at December 31, 2000:

Capitalization Structure           June 30, 2001               December 31, 2000
------------------------           -------------               -----------------
                                                (Millions of Dollars)
Common Equity                    $1,898.0     50.3%            $1,864.8     48.3%
Preferred Stock                      30.4      0.8%                30.4      0.8%
Long-Term Debt (including
  current maturities)             1,716.5     45.5%             1,707.7     44.2%
Short-Term Debt                     126.4      3.4%               257.0      6.7%
                                 --------    ------            --------    ------
    Total                        $3,771.3    100.0%            $3,859.9    100.0%
                                 ========    ======            ========    ======


Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Electric by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

                                           S&P          Moody's         Fitch
                                        ---------      ---------      ---------
  Wisconsin Electric Power Company
------------------------------------
Commercial Paper                           A-1+           P-1            F1+
Secured Senior Debt                        AA-            Aa2            AA
Unsecured Debt                             A+             Aa3            AA-
Preferred Stock                            A              A2             AA-


On July 27, 2001, Moody's assigned a new rating of `A2' for Wisconsin Electric's Preferred Stock as part of its global recalibration of all issuer preferred stock to promote cross-sector comparability.

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


Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for capital expenditures, for payments to the Nuclear Decommissioning Trust Fund for the eventual decommissioning of Point Beach Nuclear Plant and for the purchase of nuclear fuel. Wisconsin Electric's total capital expenditure budget for the remainder of 2001 is approximately $246 million.


             FACTORS AFFECTING RESULTS OF OPERATIONS

UTILITY RATES AND REGULATORY MATTERS

See Item 1. Legal Proceedings - "Utility Rates and Regulatory
Matters" in Part II of this report for information related to the Company's fuel cost adjustment procedure.


ENVIRONMENTAL MATTERS

Air Quality

MERCURY EMISSION CONTROL RULEMAKING:   As required by the 1990
amendments to the Federal Clean Air Act, the United States Environmental Protection Agency ("EPA") issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA will develop draft rules within the next three years. In a separate action in June 2001, the Wisconsin Department of Natural Resources ("WDNR") developed draft mercury emission control rules that would affect electric utilities in Wisconsin. The draft rules call for 30%, 50% and 90% reductions in mercury air emissions over 5, 10 and 15 years, respectively. The draft rules also require offsets for new mercury-emitting generating facilities. Wisconsin's draft rules are not expected to be finalized before the end of 2001 and will likely be revised before being finalized. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing or potential coal-fired generating facilities.


MARKET RISKS

COMMODITY PRICE RISK:   On July 12, 2001, the PSCW approved a
commodity risk management program for the gas utility operations of Wisconsin Electric matching an established program at Wisconsin Gas. This program allows Wisconsin Electric to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under the program, Wisconsin Electric has the ability to hedge up to 50% of its planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clause of Wisconsin Electric's gas cost recovery mechanism. In addition, under a Gas Cost Incentive Mechanism, Wisconsin Electric uses derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanism.


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

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.

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

* Authoritative generally accepted accounting principle or policy changes, such as issuance of FAS 143 during the summer of 2001, from such standard setting bodies as the Financial
  Accounting Standards Board and the Securities and Exchange
  Commission.

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

* Other business or investment considerations that may be disclosed from time to time in Wisconsin Electric's or Wisconsin Energy's Securities and Exchange Commission filings or in other publicly disseminated written documents.


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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

For information concerning commodity price risks at Wisconsin Electric, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors
Affecting Results of Operations," in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results of Operations - Market Risks," in Part II of Wisconsin Electric's 2000 Annual Report on Form 10-K.



                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal
Proceedings, in Part I of Wisconsin Electric's 2000 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of
Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2001.


              UTILITY RATES AND REGULATORY MATTERS

Wisconsin Retail Jurisdiction

FUEL COST ADJUSTMENT PROCEDURE:   On June 4, 2001, the Wisconsin
Industrial Energy Group and the Citizens Utility Board petitioned the Dane County Circuit Court for review of previously disclosed decisions of the PSCW authorizing Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 fuel costs. The first decision was issued on February 8, 2001 and authorized an interim surcharge of $37.8 million on an annual basis subject to refund pending issuance of a final order. On May 3, 2001, the PSCW replaced the interim surcharge with a final, authorized fuel surcharge of $58.7 million on an annualized basis subject to refund if the revenues collected are in excess of the fuel costs actually incurred or if they generate excess earnings.

The petitioners allege that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both the interim and final orders and remand the case to the PSCW. The matter is pending. Wisconsin Electric intends to vigorously defend the PSCW's orders and believes the Court will affirm the PSCW's actions.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

   Exhibit No.
   -----------

   None


(b)    REPORTS ON FORM 8-K

   On April 5, 2001, Wisconsin Electric filed Amendment No. 1 on
   Form 8-K/A, dated as of March 30, 2001, to its Current Report on Form 8-K dated as of March 8, 2001 (filed on March 15,
   2001) reporting a change in accountants.

   A Current Report on Form 8-K dated as of June 4, 2001 was filed by Wisconsin Electric on June 7, 2001 to report a lawsuit filed against the PSCW challenging the PSCW's decisions regarding interim and final rate increases authorizing Wisconsin Electric to recover its expected 2001 fuel costs.

   No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended June 30, 2001.



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


                             WISCONSIN ELECTRIC POWER COMPANY
                             --------------------------------
                                       (Registrant)

                         /s/ STEPHEN P. DICKSON
                         -------------------------------------
Date:  August 13, 2001   Stephen P. Dickson, Controller, Chief
                         Accounting Officer and duly authorized
                         officer