Form 10-Q
period 2001-09-30
WISCONSIN ELECTRIC POWER CO
filed 2001-11-13
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (October 31, 2001):

Common Stock, $10 Par Value	33,289,327 shares outstanding.

Wisconsin Energy Corporation is the sole holder of Wisconsin Electric Power Company Common Stock.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements
Condensed Income Statements ...........................................................................................
Condensed Balance Sheets .................................................................................................
Condensed Statements of Cash Flows ................................................................................
Notes to Condensed Financial Statements ..........................................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ..................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(Millions of Dollars)

Operating Revenues	$552.2	$532.7	$1,776.3	$1,570.4

Operating Expenses
Fuel and purchased power	149.3	138.4	405.6	360.3
Cost of gas sold	22.8	30.0	259.9	138.6
Other operation and maintenance	160.6	156.9	526.0	483.5
Depreciation, decommissioning
and amortization	66.5	67.9	196.6	201.4
Property and revenue taxes	18.0	16.9	50.9	51.2

Total Operating Expenses	417.2	410.1	1,439.0	1,235.0

Operating Income	135.0	122.6	337.3	335.4

Other Income and Deductions
Interest income	8.1	1.0	9.6	4.9
Allowance for other funds
used during construction	0.5	0.5	1.2	2.4
Equity in unconsolidated subsidiary	3.0	-	14.8	-
Other	(0.4)	0.1	(1.1)	(0.2)

Total Other Income and Deductions	11.2	1.6	24.5	7.1

Financing Costs
Interest expense	27.0	29.6	83.5	87.7
Allowance for borrowed funds
used during construction	(0.4)	(0.3)	(0.7)	(1.2)

Total Financing Costs	26.6	29.3	82.8	86.5

Income Before Income Taxes	119.6	94.9	279.0	256.0

Income Taxes	46.4	38.0	108.1	100.1

Net Income	73.2	56.9	170.9	155.9

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available for Common
Stockholder	$72.9	$56.6	$170.0	$155.0
	======	======	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2001	December 31, 2000
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Electric	$5,015.5	$5,300.7
Gas	593.0	578.2
Steam	65.6	64.4
Common	379.9	372.9
Other	7.2	7.3
Accumulated depreciation	(3,204.2)	(3,339.2)

	2,857.0	2,984.3
Construction work in progress	112.0	106.8
Leased facilities, net	117.4	121.7
Nuclear fuel, net	74.5	93.1

Net Property, Plant and Equipment	3,160.9	3,305.9

Investments	720.0	642.2

Current Assets
Cash and cash equivalents	28.9	10.6
Accounts receivable	361.5	232.7
Accrued revenues	85.2	163.0
Materials, supplies and inventories	211.3	197.4
Prepayments and other assets	56.9	105.2

Total Current Assets	743.8	708.9

Deferred Charges and Other Assets	291.2	368.1

Total Assets	$4,915.9	$5,025.1
	=======	=======

Capitalization and Liabilities

Capitalization
Common equity	$1,937.3	$1,864.8
Preferred stock	30.4	30.4
Long-term debt	1,678.1	1,679.6

Total Capitalization	3,645.8	3,574.8

Current Liabilities
Long-term debt due currently	32.4	28.1
Short-term debt	89.5	257.0
Accounts payable	177.5	213.5
Accrued liabilities	140.7	84.4
Other	79.8	84.2

Total Current Liabilities	519.9	667.2

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	416.0	466.1
Other	334.2	317.0

Total Deferred Credits and Other Liabilities	750.2	783.1

Total Capitalization and Liabilities	$4,915.9	$5,025.1
	=======	=======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

2001	2000

(Millions of Dollars)
Operating Activities
Net income	$170.9	$155.9
Reconciliation to cash
Depreciation, decommissioning and amortization	207.7	212.4
Nuclear fuel expense amortization	23.6	22.5
Deferred income taxes, net	(7.1)	(6.0)
Investment tax credit, net	(3.3)	(3.4)
Allowance for other funds
used during construction	(1.2)	(2.4)
Change in -	Accounts receivable and accrued revenues	55.1	33.2
Inventories	(13.9)	(15.7)
Other current assets	48.3	46.5
Accounts payable	(36.0)	20.0
Other current liabilities	7.9	52.1
Other	(21.0)	21.2

Cash Provided by Operating Activities	431.0	536.3

Investing Activities
Capital expenditures	(235.7)	(252.4)
Cash distributions received from ATC	105.4	-
Allowance for borrowed funds
used during construction	(0.7)	(1.2)
Nuclear fuel	(5.5)	(31.4)
Nuclear decommissioning funding	(13.2)	(44.5)
Other	3.3	(2.8)

Cash Used in Investing Activities	(146.4)	(332.3)

Financing Activities
Issuance of long-term debt	22.0	2.8
Retirement of long-term debt	(22.4)	(22.7)
Change in short-term debt	(167.5)	(81.0)
Dividends paid on common stock	(97.5)	(131.1)
Dividends paid on preferred stock	(0.9)	(0.9)

Cash Used in Financing Activities	(266.3)	(232.9)

Change in Cash and Cash Equivalents	18.3	(28.9)

Cash and Cash Equivalents at Beginning of Period	10.6	49.9

Cash and Cash Equivalents at End of Period	$28.9	$21.0
=======	=======

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$91.0	$93.9
Income taxes (net of refunds)	$84.7	$31.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited financial statements for Wisconsin Electric Power Company ("Wisconsin Electric") should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2000 Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative, however, of the results which may be expected for the entire year 2001 because of seasonal and other factors.

2.	Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

3.

On April 26, 2000, Wisconsin Energy Corporation, the parent company of Wisconsin Electric, acquired WICOR, Inc. ("WICOR") in a business combination that was accounted for as a purchase. WICOR is a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas.

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

NEW ACCOUNTING PRONOUNCEMENTS
4.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board authorized issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The scope of SFAS 143 includes decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. The Company has not yet performed a detailed assessment of the specific applicability and implications of SFAS 143. Currently, nuclear decommissioning liabilities are accrued as depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. SFAS 143 will require the Company to record the full decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in depreciation expense due to differing assumptions between SFAS 143 and those currently required by the PSCW are not expected to be material and would most likely be recoverable in rates.

AMERICAN TRANSMISSION COMPANY
5.

Effective January 1, 2001 Wisconsin Electric transferred electric utility transmission system assets with a net book value of $224.4 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. During the first nine months of 2001, ATC issued debt and distributed $105.4 million of cash back to Wisconsin Electric as a partial return of the original equity contribution.

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

RESERVE FOR NON-RECURRING CHARGES
6.

In connection with the WICOR merger, Wisconsin Electric recorded certain reserves in the fourth quarter of 2000 for approximately 170 employees for benefits under severance agreements and enhanced retirement initiatives. As of September 30, 2001, approximately $4.5 million of severance benefits related to 128 employees remained as an outstanding liability on the balance sheet.

COMMON EQUITY
7.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Prior to January 2001, Wisconsin Electric had no items of Other Comprehensive Income to report. However, as a result of the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in January 2001 (see Note 8), Wisconsin Electric had the following total Comprehensive Income during the nine months ended September 30, 2001 and 2000:

	Nine Months Ended September 30
Comprehensive Income	2001	2000
	(Millions of Dollars)

Net Income	$170.0	$155.0
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) During the Period
on Derivatives Qualified as Hedges
Unrealized losses due to cumulative
effect of change in accounting principle	(5.1)	-
Reclassification for losses included
in net income	5.1	-
Net Unrealized Gains (Losses)	-	-
Total Other Comprehensive Income (Loss)	-	-
Total Comprehensive Income	$170.0	$155.0

DERIVATIVE INSTRUMENTS
8.

The Company follows SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of the date of adoption, SFAS 133 requires that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle. Accumulated Other Comprehensive Income is a component of common equity on the balance sheet.

Wisconsin Electric has a limited number of physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are electric forward contracts which are used to manage the supply of and demand for electricity. With the adoption of SFAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of SFAS 133. The impact of this transition as of January 1, 2001 was a $5.1 million reduction in Accumulated Other Comprehensive Income, which was reclassified into earnings during the first nine months of 2001.

Future changes in the fair market values of cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in accumulated Other Comprehensive Income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recognized in earnings immediately.

For the nine month period ended September 30, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Electric did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. As of September 30, 2001 Wisconsin Electric had no material cashflow hedging instruments.

Previously, the Company had concluded that its electric capacity purchase contracts qualified for and were designated as normal under the normal purchase and sale exception of SFAS 133. The Financial Accounting Standards Board has determined that electric capacity option contracts qualify for the normal purchase and sale exception, confirming the Company's prior conclusion.

SEGMENT INFORMATION
9.	Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three and nine month periods ended September 30, 2001 and 2000 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

September 30, 2001
Operating Revenues (a)	$508.9	$39.9	$3.4	$552.2
Operating Income (Loss)	144.9	(8.7)	(1.2)	135.0

September 30, 2000
Operating Revenues (a)	481.6	48.6	2.5	532.7
Operating Income (Loss)	132.8	(8.2)	(2.0)	122.6

Nine Months Ended

September 30, 2001
Operating Revenues (a)	$1,400.7	$359.4	$16.2	$1,776.3
Operating Income	318.7	17.3	1.3	337.3

September 30, 2000
Operating Revenues (a)	1,323.7	231.5	15.2	1,570.4
Operating Income	323.5	11.1	0.8	335.4

 (a) Wisconsin Electric accounts for intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
10.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated waste at two sites in West Allis, Wisconsin owned by the plaintiffs. In April 2000, the Circuit Court Judge imposed sanctions against Wisconsin Electric related to representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. Wisconsin Electric appealed the judgment entered on the jury's verdict with respect to the punitive damages, as well as the Judge's ruling on the sanctions matter.

As previously reported, on September 5, 2001, the Wisconsin Court of Appeals, District 1, reversed the $100 million punitive damage judgment award rendered by the trial court in its entirety and ordered a new trial on the issue of punitive damages only. The Court of Appeals also reversed the sanctions order in its entirety, ordering that the trial court withdraw the sanctions order. On September 25, 2001, the plaintiffs filed a motion for reconsideration with the Court of Appeals requesting that the Court (1) reconsider that portion of its reversal of the sanctions order that reversed the trial court's award to plaintiffs of the costs of the sanctions proceedings, and (2) reconsider the reversal of the punitive damage award based on a willingness by the City of West Allis to waive its claim for punitive damages if the award can thereby be preserved as to Giddings & Lewis. On November 9, 2001, the Court of Appeals granted the motion for reconsideration in part, clarifying its order of September 5, 2001 to permit the plaintiffs to retain the award of costs associated with the sanctions proceedings. The Court of Appeals rejected, without comment, plaintiffs' second ground for reconsideration. No other modifications were made by the Court of Appeals to its order of September 5, 2001. On October 5, 2001, the plaintiffs filed a petition with the Wisconsin Supreme Court requesting that the Wisconsin Supreme Court review the ruling of the Court of Appeals reversing the punitive damage award. Plaintiffs did not petition with respect to the reversal of the sanctions award. The response of Wisconsin Electric to the petition was filed on October 19, 2001. The Wisconsin Supreme Court will rule thereafter as to whether or not it will exercise its discretion to accept the case. On November 5, 2001, Wisconsin Electric filed a conditional cross petition with the Wisconsin Supreme Court for the sole purpose of preserving certain legal arguments which could be advanced by Wisconsin Electric in the event the Wisconsin Supreme Court accepts the case.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million to the Milwaukee County Clerk of Circuit Court, representing the $104.5 million verdict and $5.5 million of accrued interest. (The payment was recorded in "Deferred Charges and Other Assets - Other" on the balance sheet. It has been reclassified to "Accounts Receivable" on the balance sheet.) Under Wisconsin law, the Appellate Court decision makes the plaintiffs liable to Wisconsin Electric for the $100 million of punitive damages plus accrued interest originally tendered in December 1999 plus accrued interest subsequent to December 1999. In the third quarter of 2001, the Company recorded interest income of $8.0 million based on the Appellate Court decision. This matter is still pending final resolution and therefore the final financial impact, if any, is not known at this time.

As previously reported, it was the opinion of management, based in part on the advice of legal counsel, that the jury verdict was not supported by the evidence or the law and the unprecedented award of punitive damages of this magnitude was unwarranted and should therefore be reversed or substantially reduced on appeal. Management also believed that the sanctions imposed by the Judge were not supported by the evidence or the law. As such, Wisconsin Electric did not establish a reserve for potential damages from this suit.

On August 21, 2000 and September 29, 2000, two shareholders who had made prior demands upon Wisconsin Energy Corporation and Wisconsin Electric Power Company to initiate a shareholder derivative suit against certain officers, directors, employees and agents of the Company as a result of the City of West Allis/Giddings & Lewis litigation, filed suits on behalf of Wisconsin Energy Corporation shareholders in Milwaukee County Circuit Court. A special committee of independent directors of Wisconsin Energy Corporation determined after investigation that a derivative proceeding was not in the Company's best interests. The Company agreed to mediation of the matter. The mediation ultimately resulted in an acceptable proposal to settle the cases. The parties prepared a settlement agreement which will be subject to judicial approval. The Court granted preliminary approval of the settlement agreement on October 29, 2001 and authorized the sending of notice of the settlement to the shareholders by November 8, 2001. The shareholders must file objections, if any, to the settlement agreement by December 29, 2001. The final hearing on approval of the settlement agreement has been scheduled for January 25, 2002.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001

EARNINGS

Earnings increased by $16.3 million or 28.8% in the third quarter of 2001 when compared with the third quarter of 2000, primarily reflecting rate increases and increased sales volumes to higher margin electric customer classes reflective of a return to normal weather during the third quarter of 2001 and the accrual of interest income in the third quarter of 2001 related to the Giddings & Lewis Inc./City of West Allis lawsuit discussed in further detail below.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the third quarter of 2001 with similar information for the third quarter of 2000.

	Three Months Ended September 30
Electric Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Electric Operating Revenues	$508.9	$481.6	5.7%
Fuel and Purchased Power
Fuel	87.4	86.1	1.5%
Purchased Power	60.6	51.2	18.4%
Total Fuel and Purchased Power	148.0	137.3	7.8%
Gross Margin	$360.9	$344.3	4.8%

During the third quarter of 2001, total electric utility operating revenues increased by $27.3 million or 5.7% when compared with the third quarter of 2000 reflecting an increase of $15.5 million due to higher retail electric rates under Wisconsin's fuel cost adjustment procedure that became effective in February and May 2001 and an increase of $13.9 million primarily due to increased retail electric rates in Wisconsin that became effective in August 2000 and January 2001. However, a 1.5% decrease in overall electric megawatt-hour sales during the third quarter of 2001 offset some of the revenue growth caused by the rate increases. While a return to normal weather during the summer of 2001 resulted in a $15.2 million increase in total electric operating revenues compared with 2000, this was offset by an $17.2 million decrease in operating revenues due primarily to reduced electric sales to large commercial/industrial customers, to lower sales for resale to other utilities, escrow accounting implemented during 2001 for revenue requirements associated with NOx expenditures and electric transmission revenues which are now received by the ATC.

Electric gross margin increased 4.8% between the comparative periods primarily due to the higher retail electric rates noted above and to increased electric sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes. As measured by cooling degree days, the third quarter of 2001 was 37.0% warmer than the third quarter of 2000 and 6.3% warmer than normal. The change in gross margin also reflects a $10.7 million or 7.8% increase in fuel and purchased power expenses primarily as a result of higher purchased power energy and capacity costs during the third quarter of 2001.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the third quarter of 2001 with similar information for the third quarter of 2000.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended September 30			Three Months Ended September 30
Electric Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$177.5	$153.7	15.5%	2,102.2	1,931.4	8.8%
Small Commercial/Industrial	157.7	143.6	9.8%	2,280.8	2,243.0	1.7%
Large Commercial/Industrial	125.5	123.5	1.6%	2,915.4	3,099.2	(5.9%)
Other-Retail/Municipal	17.9	16.9	5.9%	435.6	393.0	10.8%
Resale-Utilities	27.2	36.5	(25.5%)	659.5	855.0	(22.9%)
Other-Operating Revenues	3.1	7.4	(58.1%)	-	-	-
Total	$508.9	$481.6	5.7%	8,393.5	8,521.6	(1.5%)

Weather -- Degree Days (a)
Heating (154 Normal)				162	184	(12.0%)
Cooling (509 Normal)				541	395	37.0%

  As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales fell by 1.5% during the third quarter of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 134 thousand megawatt-hours or 20.5% between the comparative periods. Excluding these two mines, total electric energy sales were unchanged but sales volumes to the remaining large commercial/industrial customers fell by 2.0% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 22.9% between the periods primarily due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margins and Therm Deliveries

A comparison of Wisconsin Electric's gas utility operating revenues, gross margins and gas deliveries during the third quarter of 2001 with similar information for the third quarter of 2000 follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin.

	Three Months Ended September 30
Gas Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Gas Operating Revenues	$39.9	$48.6	(17.9%)
Cost of Gas Sold	22.8	30.0	(24.0%)
Gross Margin	$17.1	$18.6	(8.1%)

Lower prices for natural gas drove much of the 17.9% decrease in operating revenues and the 24.0% decrease in the cost of gas sold during the third quarter of 2001. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. For the three months ended September 30, 2001 gas margins by customer class declined slightly when compared to the three months ended September 30, 2000. Average retail gas rates were $0.65 for the third quarter of 2001, compared to $0.79 for the third quarter of 2000. Retail gas rate increases at Wisconsin Electric that became effective in August 2000 helped mitigate the decline in gross margin between the comparative periods.

The following table compares Wisconsin Electric's gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2001 with similar information for the third quarter of 2000.

	Gross Margin			Therm Deliveries
Three Months Ended September 30				Three Months Ended September 30
Gas Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$10.3	$11.2	(8.0%)	24.6	24.3	1.2%
Commercial/Industrial	3.2	3.4	(5.8%)	15.1	14.6	3.4%
Interruptible	0.1	0.2	(50.0%)	1.3	1.8	(27.8%)
Total Retail Gas Margin	13.6	14.8	(8.1%)	41.0	40.7	0.7%
Transported Gas	3.2	3.8	(15.7%)	67.1	67.3	(0.3%)
Other-Operating	0.3	0.2	(50.0%)	-	-	-
Total Operating Gross Margin	$17.1	$18.8	(9.0%)	123.0	118.3	4.0%

Weather -- Degree Days (a)
Heating (154 Normal)				162	184	(12.0%)

  As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries of natural gas increased by 4.0% during the third quarter of 2001 due primarily to higher interdepartmental transportation deliveries to the Company's gas-fired electric generating facilities, which produced more electricity during the third quarter of 2001 as a result of hotter summer weather during 2001. Excluding interdepartmental activity, therm deliveries were unchanged between the comparative periods reflecting an increase in the average number of customers offset by the effects of a softening economy during 2001.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $3.7 million or 2.3% during the third quarter of 2001 when compared with the third quarter of 2000. Electric transmission costs were $12.0 million higher during 2001 primarily caused by a change in how these costs are recorded. On January 1, 2001, Wisconsin Electric transferred all of its electric utility transmission assets to the ATC in exchange for an equity interest in this new company. The increase in other operation and maintenance expenses associated with electric transmission operations was offset by reduced depreciation expense, reduced interest expense and increased earnings from Wisconsin Electric's equity investment in the ATC. The Company also benefited from other savings it has been able to realize with Wisconsin Energy's acquisition of WICOR on April 26, 2000. Administrative and General expenses decreased $7.2 million during the third quarter of 2001 as compared to 2000 due in part to decreased use of contracted work and reduced labor costs as a result of synergies associated with the WICOR merger.

Other Income and Deductions:   Other Income and Deductions increased by $9.6 million during the third quarter of 2001 due to recognition of equity in the earnings of the ATC in 2001, and $8.0 million of interest income the Company has accrued on the deposit it tendered related to the Giddings & Lewis, Inc./City of West Allis lawsuit partially offset by lower interest income on investments. For more information concerning this lawsuit see "Notes to Condensed Financial Statements -- Commitments and Contingencies" in Item 1 of Part I of this report.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001

EARNINGS

Earnings increased $15.0 million between the comparative periods primarily due to higher electric utility gross margins, slightly higher gas utility gross margins and to interest income accrued in the third quarter of 2001 on the deposit previously tendered to the Court in the Giddings & Lewis Inc./City of West Allis lawsuit, which were partially offset by higher other operation and maintenance expenses. The Company attributes the increases in electric and gas utility gross margins primarily to rate increases that were in effect during the first nine months of 2001 but not during the first nine months of 2000, and, to a lesser extent, to cooler winter weather during the first quarter of 2001 and hotter summer weather during the third quarter of 2001, which increased electric and gas retail sales volumes to higher margin customers.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first nine months of 2001 with similar information for the first nine months of 2000.

	Nine Months Ended September 30
Electric Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Electric Operating Revenues	$1,400.7	$1,323.7	5.8%
Fuel and Purchased Power
Fuel	240.5	233.8	2.9%
Purchased Power	160.7	122.4	31.3%
Total Fuel and Purchased Power	401.2	356.2	12.6%
Gross Margin	$999.5	$967.5	3.3%

During the first nine months of 2001, total electric utility operating revenues increased by $77.0 million or 5.8% when compared with the first nine months of 2000 reflecting an increase of $33.1 million due to higher retail electric rates under Wisconsin's fuel cost adjustment procedure and an increase of $57.0 million primarily due to increased retail electric rates in Wisconsin. However, a 1.8% decrease in overall electric megawatt-hour sales during the first nine months of 2001 offset some of the revenue growth caused by the rate increases. While warmer weather during the summer of 2001 and colder weather during the 2001 heating season resulted in a $28.8 million increase in total electric operating revenues, this was offset by a $41.8 million decrease in operating revenues due to reduced electric sales to large commercial/industrial customers more fully discussed below, to lower sales for resale to other utilities, escrow accounting implemented during 2001 for revenue requirements associated with NOx expenditures and electric transmission revenues which are now received by the ATC.

Electric gross margin increased 3.3% between the comparative periods primarily due to the higher retail electric rates noted above and to increased sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes. The change in gross margin also reflects a $45.0 million or 12.6% increase in fuel and purchased power expenses primarily as a result of higher purchased power energy and capacity costs due in part to a scheduled refueling outage at Point Beach Nuclear Plant during the second quarter of 2001. During 2000, Wisconsin Electric did not perform a refueling outage at Point Beach until the fourth quarter.

The following table compares Wisconsin Energy's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first nine months of 2001 with similar information for the first nine months of 2000.

	Operating Revenues			Megawatt-Hour Sales
	Nine Months Ended September 30			Nine Months Ended September 30
Electric Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$484.3	$436.1	11.1%	5,728.8	5,495.2	4.3%
Small Commercial/Industrial	439.1	400.8	9.6%	6,386.4	6,249.2	2.2%
Large Commercial/Industrial	358.2	353.6	1.3%	8,373.0	8,871.5	(5.6%)
Other-Retail/Municipal	48.5	43.8	10.7%	1,231.9	1,124.1	9.6%
Resale-Utilities	60.4	68.4	(11.7%)	1,604.3	2,008.5	(20.1%)
Other-Operating Revenues	10.2	21.0	(51.4%)	-	-	-
Total	$1,400.7	$1,323.7	5.8%	23,324.4	23,748.5	(1.8%)

Weather -- Degree Days (a)
Heating (4,419 Normal)				4,404	4,067	8.3%
Cooling (679 Normal)				709	556	27.5%

  As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales fell by 1.8% during the first nine months of 2001 reflecting a softening economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines to whom sales decreased by 362 thousand megawatt-hours or 18.9% between the comparative periods. Excluding these two mines, Wisconsin Electric's total electric energy sales fell by 0.3% and sales volumes to the remaining large commercial/industrial customers fell by 2.0% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 20.1% between the periods due to a reduced demand to the Company for wholesale power.

Gas Utility Revenues, Gross Margins and Therm Deliveries

A comparison of Wisconsin Electric's gas operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues grew by $127.9 million or 55.2% between the first nine months of 2001 and the first nine months of 2000 offset by a $121.3 million increase in purchased gas costs.

	Nine Months Ended September 30
Gas Utility Operations	2001	2000	% Change
	(Millions of Dollars)

Gas Operating Revenues	$359.4	$231.5	55.2%
Cost of Gas Sold	259.9	138.6	87.5%
Gross Margin	$99.5	$92.9	7.1%

Higher average prices for natural gas drove much of the 55.2% increase in operating revenues and the 87.5% increase in the cost of gas sold during the first nine months of 2001. As noted above, such gas cost increases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. However, higher gas prices can adversely affect the Company's therm deliveries to the extent that customers reduce consumption through lower thermostat settings or through fuel switching. Gas margins were up 7.1%, reflecting an increase in retail gas sales to weather sensitive customers as a result of colder weather during the winter heating months of 2001.

The following table compares Wisconsin Electric's gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2001 with similar information for the first nine months of 2000.

	Gross Margin			Therm Deliveries
Nine Months Ended September 30				Nine Months Ended September 30
Gas Utility Operations	2001	2000	% Change	2001	2000	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$62.8	$56.9	10.3%	226.8	207.1	9.5%
Commercial/Industrial	22.3	20.6	8.2%	136.9	130.6	4.8%
Interruptible	0.5	0.6	(16.6)%	6.8	8.5	(20.0%)
Total Retail Gas Margin	85.6	78.1	9.6%	370.5	346.2	7.0%
Transported Gas	11.7	13.7	(14.5%)	221.8	253.7	(12.6%)
Other-Operating	2.2	1.1	100.0%	-	-	-
Total Operating Gross Margin	$99.5	$92.9	7.1%	614.8	632.9	(2.9%)

Weather -- Degree Days (a)
Heating (4,419 Normal)				4,404	4,067	8.3%

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries of natural gas decreased by 2.9% during the first nine months of 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 9.5% and 4.8%, respectively, reflecting colder weather experienced during the winter heating season, which was 8.3% colder as measured by heating degree days. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. The increase caused by the colder weather was partially offset by customer conservation due to the higher cost of gas and to the weaker economy during 2001, which primarily affected commercial/industrial gas consumption. Transportation volumes were 12.6% lower than the prior year reflecting fuel switching to lower-cost fuel options and, to a lesser extent, the softening economy.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $42.5 million or 8.8% during the first nine months of 2001 when compared with the first nine months of 2000. The most significant changes in other operation and maintenance expenses include $17.0 million of higher non-fuel nuclear expenses, $10.0 million of which was attributable to the scheduled refueling outage at Point Beach Nuclear Plant during the second quarter of 2001 noted above, and approximately $35.1 million of higher electric transmission expenses primarily caused by a change in how electric transmission costs are recorded and reported as a result of the transfer of Wisconsin Electric's electric transmission assets to the ATC on January 1, 2001. Bad debts increased $5.2 million between the comparative periods, while administrative and general expenses decreased by $17.3 million during the nine months of 2001 as compared to 2000 due in part to decreased use of contracted work. The Company also benefited from savings it has been able to realize as a result of Wisconsin Energy's acquisition of WICOR on April 26, 2000.

Other Income and Deductions:   Other Income and Deductions increased by $17.4 million during the first nine months of 2001 due primarily to recognition of equity in the earnings of the ATC in 2001 and $8.0 million of interest income the Company accrued during the third quarter of 2001 on the deposit tendered to the Court related to the Giddings & Lewis, Inc./City of West Allis lawsuit. For more information concerning this lawsuit see "Notes to Condensed Financial Statements -- Commitments and Contingencies" in Item 1 of Part I of this report.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the nine month periods ended September 30, 2001 and September 30, 2000:

	Nine Months Ended September 30
Wisconsin Electric Power Company	2001	2000
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$431.0	$536.3
Investing Activities	(146.4)	(332.3)
Financing Activities	(266.3)	(232.9)

Operating Activities

Cash provided by operating activities decreased to $431.0 million during the first nine months of 2001 compared with $536.3 million during the same period in 2000, reflecting higher 2001 earnings offset by (1) an increase in working capital requirements reflecting a $16 million payment to the Wisconsin Energy Foundation in the first quarter of 2001, (2) an increase in income taxes paid as a result of higher earnings during the first nine months of 2001, (3) a $35 million tax refund received in the first quarter of 2000 related to litigation, and (4) changes in how the Company accounts for electric transmission earnings and costs as a result of its transfer of electric transmission assets to the ATC in January 2001.

Investing Activities

During the first nine months of 2001, Wisconsin Electric invested $146.4 million including capital expenditures of $235.7 million partially offset by $105.4 million of cash distributions received from the ATC. Due to different refueling outage schedules at Point Beach Nuclear Plant between the comparative periods, the Company spent $25.9 million less during 2001 on the acquisition of nuclear fuel when compared with the first nine months of 2000.

Financing Activities

During the first nine months of 2001, Wisconsin Electric used $266.3 million of net cash for financing activities including approximately $167.5 million to reduce short-term debt and $97.5 million for the payment of dividends to Wisconsin Energy.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2001 are expected to be met through a combination of internal sources of funds from operations and short-term borrowings.

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

On September 30, 2001, Wisconsin Electric had $315.4 million of total available unused short-term borrowing capacity under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Electric had $250.0 million of available unused lines of bank credit to support its outstanding short-term debt and unused commercial paper programs and other short-term borrowing arrangements.

The following table shows Wisconsin Electric's capitalization structure at September 30, 2001 and at December 31, 2000:

Capitalization Structure	September 30, 2001		December 31, 2000
	(Millions of Dollars)

Common Equity	$1,937.3	51.4%	$1,864.8	48.3%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,710.5	45.4%	1,707.7	44.2%
Short-Term Debt	89.5	2.4%	257.0	6.7%
Total	$3,767.7	100.0%	$3,859.9	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Electric by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

Wisconsin Electric Power Company	S&P	Moody's	Fitch

Commercial Paper	A-1	P-1	F1+
Secured Senior Debt	A	Aa2	AA
Unsecured Debt	A-	Aa3	AA-
Preferred Stock	BBB+	A2	AA-

S&P's, Moody's and Fitch's current outlook for Wisconsin Electric is stable.

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

On October 18, 2001, S&P announced it was lowering the rating of Wisconsin Electric. As reflected in the above table, Wisconsin Electric's commercial paper rating was changed from A-1+ to A-1. Wisconsin Electric's senior secured debt rating was changed from AA- to A, senior unsecured debt rating was changed from A+ to A- and preferred stock rating was changed from A to BBB+.

On October 26, 2001, Fitch reaffirmed the outlook and the security ratings of Wisconsin Electric.

Capital Requirements

Capital requirements during the remainder of 2001 are expected to be principally for capital expenditures and for the purchase of nuclear fuel. Wisconsin Electric's total capital expenditure budget for the remainder of 2001 is approximately $168 million.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

See Item 1, Legal Proceedings -- "Utility Rates and Regulatory Matters" in Part II of this report for information related and to the transfer of the Company's electric transmission assets to the American Transmission Company and to a recent court decision regarding the PSCW's final order in Wisconsin Electric's 2000/2001 Test Year pricing proposal.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, that would improve the supply and reliability of electricity in Wisconsin and that is expected to improve the Company's financial results. This Power the Future strategy is needed to meet growing load and ensure a diverse fuel mix while keeping electricity prices reasonable. According to a report issued by the governor of Wisconsin, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by the year 2016. Wisconsin Electric's load is growing at approximately 100-150 megawatts per year. Power the Future adds new coal capacity to the power portfolio and allows Wisconsin Electric to maintain roughly the same fuel mix as today.

As part of its Power the Future strategy, Wisconsin Energy would invest in the following over the next ten years:

  Approximately $3 billion in at least 2,800 megawatts of new natural gas-based and coal-based generating capacity;
  Approximately $1.3 billion in existing electric generating assets; and
  Approximately $2.7 billion in new and existing electric utility distribution system assets and other capital projects.

Wisconsin Energy has created a new non-utility energy subsidiary that would construct and own the new generating capacity noted above. Under the enhanced Power the Future strategy, Wisconsin Electric would sign 20 to 25-year leases for each facility, approved by the PSCW, and would operate and maintain the new plants as part of the lease agreements. At the end of the original contracts, Wisconsin Electric would have the right to renegotiate and continue the leases, or acquire the associated plants outright, at market value. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have some opportunity to expand or extend wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal.

Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. In late February 2001, Wisconsin Energy filed its enhanced Power the Future proposal with the PSCW. Separately, the state legislature amended several laws in May of 2001, which were critical to the development of the Power the Future strategy The enhanced Power the Future proposal has benefited from a broad coalition of support including customer groups, public power, municipal and cooperative utilities and smaller investor-owned utilities in Wisconsin. On October 16, 2001, the PSCW ruled on Wisconsin Electric's request for a declaratory ruling on Power the Future. The PSCW approved the reimbursement of certain pre-certification expenses associated with the project. However, individual expenses are subject to a review, and must be approved by the PSCW in order to be recovered. The Commission also ruled that such expenses would fall within the reliability "carve-out" contained in the Commission's previous order approving the merger of WICOR and Wisconsin Energy which would allow the Company to seek recovery of such expenses. Wisconsin Energy anticipates obtaining the capital necessary to finance and execute this strategy from a combination of internal and external sources.

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

Operating, Financial and Industry Factors
  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
  The rapidly changing and increasingly competitive electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.
  Changes in social attitudes regarding the utility and power industries.
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
  Authoritative generally accepted accounting principle or policy changes, such as issuance of SFAS 143 during the summer of 2001, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Factors which impede execution of Wisconsin Energy's "Power the Future" strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, and obtaining the investment capital from outside sources necessary to implement the strategy.
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

*****

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risks at Wisconsin Electric, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results of Operations," in Part I of Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended June 30, 2001. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results of Operations - Market Risks," in Part II of Wisconsin Electric's 2000 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2000 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Electric's Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001.

ENVIRONMENTAL MATTERS

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See Item 1, Financial Statements -- "Notes to Condensed Financial Statements -- Commitments and Contingencies" in Part I of this report for information concerning recent developments related to the Giddings & Lewis, Inc./City of West Allis lawsuit and the proposed settlement of previously reported demands to initiate a shareholder derivative proceeding, which information is incorporated herein by reference.

UTILITY RATES AND REGULATORY MATTERS

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the Public Service Commission of Wisconsin approve $58.8 million of annual rate relief to recover costs associated with the formation and operation of the American Transmission Company, which was designed to enhance access and increase electric system reliability and market efficiency. The Company also is seeking to recover associated incremental transmission costs of the Midwest Independent System Operator, the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are due to the implementation of capital improvement projects that will increase transmission capacity and reliability. In addition, Wisconsin Electric requested from the Michigan Public Service Commission rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million for its operations in Michigan through the Michigan Power Supply Cost Recovery mechanism. Both the requests are pending. The Company anticipates that cost recovery of the transmission related costs will be earnings neutral subject to approval of these requests by the PSCW and MPSC.

Power the Future:   See Item 1, Factors Affecting Results, Liquidity and Capital Resources  -- "Utility Rates and Regulatory Matters" in Part 1 of this report for information concerning recent PSCW actions related to the Company's Power the Future strategy.

Wisconsin Electric Power Company's 2000/2001 Test Years:   On March 23, 2000, the PSCW approved Wisconsin Electric's request for interim price increases related to the 2000/2001 biennial period, authorizing an increase for electric operations of $25.2 million and $11.6 million for gas operations. The interim increase, which was subject to potential refund, became effective April 11, 2000.

On August 30, 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized an annualized increase which was $3.6 million lower than authorized in the interim order for gas operations. Wisconsin Electric has refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders.

On November 14, 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court challenging the PSCW's decision to limit the final gas rate increase to $8.0 million rather than the $11.6 million found reasonable for the interim increase. On November 1, 2001, the Milwaukee County Circuit Court ruled in Wisconsin Electric's favor and remanded it back to the PSCW for action. The matter is pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS

The following Exhibit is filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10.1	Service Agreement, dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates.

  REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of September 5, 2001 was filed by Wisconsin Electric on September 13, 2001 to report a Wisconsin Appellate Court decision in the Giddings & Lewis, Inc./City of West Allis lawsuit.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ STEPHEN P. DICKSON

Date: November 13, 2001	Stephen P. Dickson, Controller, Chief Accounting Officer
and duly authorized officer

WISCONSIN ELECTRIC POWER COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
EXHIBIT INDEX

The following exhibit is filed with or incorporated by reference in this report:

Exhibit No.

10.1	Service Agreement, dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates.