Form 10-K405
period 2001-12-31
WISCONSIN ELECTRIC POWER CO
filed 2002-03-26
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-01245	WISCONSIN ELECTRIC POWER COMPANY	39-0476280
(A Wisconsin Corporation) 231 West Michigan Street P.O. Box 2046 Milwaukee, WI 53201 (414) 221-2345

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Information Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Serial Preferred Stock, 3.60% Series, $100 Par Value
Six Per Cent. Preferred Stock, $100 Par Value

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (February 28, 2002):

Common Stock, $10 Par Value, 33,289,327 shares outstanding.
Wisconsin Energy Corporation is the sole holder of
Wisconsin Electric Power Company's Common Stock.

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's definitive Information Statement for its Annual Meeting of Stockholders, to be held on April 26, 2002, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

Item    Page
PART I

1. Business .....................................................................................................................................
Introduction ............................................................................................................................
Utility Operations ..................................................................................................................
Electric Utility Operations ................................................................................................
Electric Sales ................................................................................................................
Competition ..................................................................................................................
Electric Supply .............................................................................................................
Coal-Based Generation .................................................................................................
Nuclear Generation ......................................................................................................
Hydroelectric Generation .............................................................................................
Natural Gas-Based Generation ......................................................................................
Oil-Based Generation ....................................................................................................
Purchase Power Commitments ....................................................................................
Electric Transmission ...................................................................................................
Renewable Electric Energy ..........................................................................................
Gas Utility Operations ......................................................................................................
Gas Deliveries ..............................................................................................................
Competition ..................................................................................................................
Gas Supply, Pipeline Capacity and Storage .................................................................
Steam Utility Operations ...................................................................................................
Utility Rate Matters ..........................................................................................................
Regulation ..............................................................................................................................
Environmental Compliance ...................................................................................................
Environmental Expenditures .............................................................................................
Solid Waste Landfills ........................................................................................................
Coal-Ash Landfills ............................................................................................................
Manufactured Gas Plant Sites ...........................................................................................
Air Quality ........................................................................................................................
Other ......................................................................................................................................

2. Properties ..................................................................................................................................

3. Legal Proceedings .....................................................................................................................
Environmental Matters ..........................................................................................................
Utility Rate Matters ...............................................................................................................
Other Matters .........................................................................................................................

4. Submission of Matters to a Vote of Security Holders ...............................................................

Executive Officers of the Registrant .........................................................................................

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ............................

6. Selected Financial Data .........................................................................................................
Selected Financial and Statistical Data ............................................................
Selected Quarterly Financial Data (Unaudited) ...............................................
Selected Operating Data ..................................................................................

7. Management's Discussion & Analysis of Financial Condition & Results of Operations.........
Corporate Developments ....................................................................................................
Introduction .......................................................................................................................
Corporate Strategy ............................................................................................................
Business Opportunities ................................................................................................
Divestiture of Assets.....................................................................................................
Results of Operations .........................................................................................................
Earnings ............................................................................................................................
Electric Utility Revenues, Gross Margins and Sales ...................................................
Gas Utility Revenues, Gross Margins and Therm Deliveries ......................................
Other Items ...................................................................................................................
Liquidity and Capital Resources ...........................................................................................
Cash Flows .......................................................................................................................
Operating Activities .....................................................................................................
Investing Activities ......................................................................................................
Financing Activities .....................................................................................................
Capital Resources and Requirements ...............................................................................
Capital Resources ........................................................................................................
Capital Requirements....................................................................................................
Factors Affecting Results, Liquidity and Capital Resources .................................................
Market Risks and Other Significant Risks ........................................................................
Rates and Regulatory Matters ...........................................................................................
Wisconsin Jurisdiction .................................................................................................
Michigan Jurisdiction ...................................................................................................
Electric System Reliability ...............................................................................................
Environmental Matters .....................................................................................................
Legal Matters ....................................................................................................................
Nuclear Operations ...........................................................................................................
Industry Restructuring and Competition ...........................................................................
Electric Utility Industry ...............................................................................................
Natural Gas Utility Industry .........................................................................................
Accounting Developments ................................................................................................
Significant Accounting Policies ........................................................................................
Cautionary Factors ............................................................................................................

7A.Quantitative and Qualitative Disclosures About Market Risk ..................................................

8. Financial Statements and Supplementary Data......................................................................
Income Statements ..............................................................................................................
Statements of Cash Flows ..................................................................................................
Balance Sheets ....................................................................................................................
Statements of Capitalization ..................................................................................................
Statements of Common Equity ..............................................................................................
Notes to Financial Statements ............................................................................................
Note A -- Summary of Significant Accounting Policies ...................................................
Note B -- American Transmission Company ....................................................................
Note C -- Non-Recurring Charges ....................................................................................
Note D -- Income Taxes .................................................................................................
Note E -- Nuclear Operations .........................................................................................
Note F -- Long-Term Debt ..............................................................................................
Note G -- Short-Term Debt ..............................................................................................
Note H -- Derivative Instruments ......................................................................................
Note I -- Fair Value of Financial Instruments ..................................................................
Note J -- Benefits .............................................................................................................
Note K -- Segment Reporting ...........................................................................................
Note L -- Commitments and Contingencies .....................................................................
Note M -- Transactions with Associated Companies .......................................................
Report of Independent Public Accountants - Arthur Andersen LLP .......................................
Report of Independent Accountants - PricewaterhouseCoopers LLP ....................

9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure.......

PART III

10. Directors and Executive Officers of the Registrant .........................................................

11. Executive Compensation .................................................................................................

12. Security Ownership of Certain Beneficial Owners, and Management.................................

13. Certain Relationships and Related Transactions ................................................................

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......................................

Signatures ..................................................................................................................................

Exhibit Index .............................................................................................................................

PART I

ITEM 1. BUSINESS

INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), was incorporated in the state of Wisconsin in 1896. Wisconsin Electric is an electric, gas and steam utility which serves over 1,000,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 413,000 gas customers in Wisconsin and about 450 steam customers in metro Milwaukee, Wisconsin. It maintains its principal executive offices in Milwaukee, Wisconsin.

For further financial information about Wisconsin Electric's business segments, see "Results of Operations" in Item 7 and "Note K -- Segment Reporting" in the Notes to Financial Statements in Item 8.

Acquisition of WICOR, Inc.: On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR"), the parent of Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas. For additional information, see "Corporate Developments" in Item 7 and "Note A--Summary of Significant Accounting Policies" in the Notes to Financial Statements in Item 8.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of its Power the Future growth strategy, Wisconsin Energy plans to: (1) invest in new natural gas-based and coal-based electric generating facilities and major upgrades on Wisconsin Electric's existing generation facilities that would be owned within Wisconsin Energy's non-utility energy segment and leased back to Wisconsin Electric, (2) invest through Wisconsin Electric in upgrades costing less than $10 million in existing electric generating facilities at Wisconsin Electric, and (3) invest through Wisconsin Electric in upgrades of the existing energy distribution system. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. Additional information concerning the Power the Future strategy may be found in Item 7.

Cautionary Factors: A number of forward-looking statements are included in this document. When used, the terms, "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory of approximately 12,000 square miles with a population estimated at 2,327,000 in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Electric Sales

See "Selected Operating Data" in Item 6 for certain electric utility operating information by customer class during the period 1997 through 2001.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 30.5 million megawatt hours ("mwh") during 2001, a 2.7% decrease from 2000. Approximately 0.3 million of megawatt-hour sales during 2001 were to Edison Sault Electric Company ("Edison Sault"), an affiliated electric utility serving retail and wholesale customers in the Upper Peninsula of Michigan. Wisconsin Electric had approximately 1,044,000 electric customers at December 31, 2001, an increase of 1.7% since December 31, 2000.

Electric Sales Growth:   Assuming moderate growth in the economy of its electric utility service territories and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales of the utility energy segment to grow at a compound annual rate of 2.6% over the six-year period ending December 31, 2007.

Sales To Large Electric Retail Customers:   Wisconsin Electric provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products, machinery production as well as to large retail chains.

The Company's largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with these mines that expire in 2007. The combined electric energy sales to the two mines accounted for 6.6%, 7.8% and 7.1% of the Company's total electric utility energy sales during 2001, 2000 and 1999, respectively. One of the mines is currently idle pending a production decision by its owners.

Sales to Wholesale Customers:   During 2001, Wisconsin Electric sold wholesale electric energy to four municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 42 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission ("FERC"). Wholesale sales accounted for approximately 11.2% of the Company's total electric energy sales and 6.4% of total electric operating revenues during 2001 compared with 12.1% of total electric energy sales and 7.2% of total electric operating revenues during 2000.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Electric, a summer peaking utility as a result of cooling load, reached its all-time electric peak demand obligation of 6,298 megawatts on August 7, 2001. The summer period is the most relevant period for capacity planning purposes at the Company. Wisconsin Electric is a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 15% planning reserve margin in place prior to the upcoming peak season. The Public Service Commission of Wisconsin ("PSCW") guidelines for electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission has not provided guidelines in this area. During the years 2002 through 2007, Wisconsin Electric currently estimates that electric peak demand obligation will grow at an annualized rate of 2.6% to approximately 6,700 megawatts by the year 2007.

Effective January 1, 2001, Wisconsin Energy combined the service territories of Wisconsin Electric and Edison Sault, a winter peaking utility as a result of heating load, into a single control area.

In spite of continued tight regional electric supply, especially during episodes of hot and humid weather, the Company had adequate capacity to meet all of its firm electric load obligations during 2001 and expects to have adequate capacity to meet all of its firm obligations during 2002. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. For additional information regarding the Company's electric generation facilities, see Item 2 in this report.

Competition

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric utility industry has been following a trend towards restructuring and increased competition. However, given electric reliability problems in the state of California, which had previously deregulated, and the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Electric cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Electric Supply

The table below indicates the Company's sources of electric energy supply, including net generation by fuel type, for the following years ended December 31.

	Estimate	Actual
	2002 (a)	2001	2000	1999

Coal	60.1%	62.2%	64.2%	63.6%
Nuclear	22.5%	25.0%	23.3%	22.0%
Hydroelectric	1.4%	1.1%	1.1%	1.2%
Natural gas	1.1%	0.7%	1.0%	1.3%
Oil and Other (b)	0.1%	0.1%	0.2%	0.2%
Net Generation	85.2%	89.1%	89.8%	88.3%
Power Purchases	14.8%	10.9%	10.2%	11.7%
Total	100.0%	100.0%	100.0%	100.0%
	=====	=====	=====	=====

(a)

Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Electric's generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -- Cautionary Factors" in Item 7.

(b)	Includes generation by alternative renewable sources.

Wisconsin Electric's net generation totaled 28.7 million megawatt hours during 2001 compared with 29.6 million megawatt hours during 2000 and 28.4 million megawatt hours during 1999. When compared with the past three years, net generation as a percent of the Company's total electric energy supply is expected to decrease during 2002 in large part due to planned outages at various Wisconsin Electric generating facilities and the use of purchased power to meet load growth.

Wisconsin Electric's average total fuel costs per million British thermal units by fuel type for the years ended December 31 are shown below. As described in further detail in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7, the price of natural gas (as well as oil) decreased in 2001 after increasing significantly during 2000.

	2001	2000	1999

Coal	$1.04	$1.11	$1.10
Nuclear	$0.57	$0.53	$0.55
Natural Gas	$4.57	$5.08	$2.82
Oil	$7.11	$5.27	$3.57

Coal-Based Generation

Coal Supply:   Wisconsin Electric diversifies the coal supply for its power plants in the states of Wisconsin and Michigan by purchasing from mines in northern and central Appalachia as well as from various western mines. During 2002, 99% of Wisconsin Electric's projected coal requirements of 13.0 million tons will be under contracts which are not tied to market pricing fluctuations. Wisconsin Electric does not anticipate any problem in procuring its remaining 2002 coal requirements through short-term or spot purchases and inventory adjustments.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

Contract
Expiration Date	Annual Tonnage

Dec. 2002	500,000
Dec. 2002	750,000
Dec. 2002	2,000,000
Dec. 2002	4,000,000
Dec. 2003	500,000
Dec. 2005	3,200,000
Dec. 2005	1,600,000
Dec. 2006	2,000,000

As of the beginning of 2002, Wisconsin Electric had approximately a 108-day supply of coal in inventory at its coal-fired facilities.

Coal Deliveries:   Approximately 80% of Wisconsin Electric's 2002 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see "Environmental Compliance".

Nuclear Generation

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note E -- Nuclear Operations" in Item 8.

Nuclear Management Company:   Nuclear Management Company, LLC ("NMC") owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region operates Point Beach. NMC provides services to nine nuclear generating units at seven sites in the states of Wisconsin, Minnesota, Michigan, Iowa, and Nebraska with a total combined generating capacity of about 5,300 megawatts as of December 31, 2001. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

In August 2001, the United States Nuclear Regulatory Commission issued Bulletin 2001-01, Circumferential Cracking of Reactor Pressure Vessel Head Penetration Nozzles, requesting that pressurized water reactor licensees provide information on the structural integrity of the subject nozzles. NMC responded that tests and inspections conducted at Point Beach over the last several years had not identified any evidence of such cracking. NMC intends to conduct more thorough inspections of the reactor pressure vessel heads and nozzles during the Spring 2002 Unit 2 refueling outage and the Fall 2002 Unit 1 refueling outage.

Nuclear Fuel Supply:   Wisconsin Electric purchases uranium concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note F -- Long-Term Debt" in Item 8.

Uranium Requirements:   Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Wisconsin Electric has staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, amended in 2000, which supplies 100% of annual requirements through 2007 under these staggered, extended fuel cycles.

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

Fabrication:   Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Company, LLC for the balance of the plant's current operating licenses. During its fall 2000 refueling outage, the first reload region of a new fuel design from Westinghouse was loaded into Point Beach Unit 2. The first reload region of the new fuel design in Unit 1 was loaded during its spring of 2001 refueling outage. The new fuel design is expected to provide additional safety margin and cost savings and to reduce the number of discharged spent fuel assemblies over the remaining operating licenses.

Used Fuel Storage & Disposal:   For information concerning used fuel storage and disposal issues, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Decommissioning:   Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment earnings, brought the balance in the trust fund at December 31, 2001 to approximately $590 million compared with an estimated cost to decommission Point Beach of $621 million in current dollars. For additional information regarding decommissioning, see "Note E -- Nuclear Operations" in Item 8.

Nuclear Plant Insurance:   For information regarding nuclear plant insurance, see "Note E - Nuclear Operations" in Item 8.

Hydroelectric Generation

Wisconsin Electric's hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts in December 2001. Of these fourteen plants, thirteen are licensed by the FERC. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed.

Natural Gas-Based Generation

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

Wisconsin Electric also has power purchase agreements with Mirant Corporation and LSP-Whitewater, LP, both of which utilize natural gas as primary fuel and fuel oil as back-up fuel. LSP-Whitewater, LP is responsible for its own natural gas and fuel oil procurement. Wisconsin Electric procures and delivers fuel to Mirant's Neenah Power Plant and receives the electric power produced, as discussed in "Purchase Power Commitments" below. This plant uses natural gas as its primary fuel, with fuel oil as backup. Fuel supplies to Mirant's Neenah Power Plant utilize the same procedures and agreements that are used for Wisconsin Electric's facilities.

An interruptible balancing and storage agreement with ANR Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Wisconsin Electric has another power purchase agreement with Calpine Corporation for peaking capacity from a Zion, Illinois facility which is scheduled to begin commercial operation during the summer of 2002. Wisconsin Electric will procure and deliver fuel to the plant and receive the electric power produced, similar to the Mirant agreement. Fuel supplies to the Zion facility will utilize the same procedures as other Wisconsin Electric facilities; however, the Zion facility will be connected to Natural Gas Pipeline of America rather than ANR Pipeline, in turn procedures and agreements for transportation and balancing will be slightly different than those of the other Wisconsin Electric facilities.

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

Wisconsin Electric is the gas distribution utility for Concord, Paris, Pleasant Prairie, Whitewater Cogeneration Facility and Oak Creek Power Plants. Wisconsin Gas is the gas distribution utility for the Valley and Milwaukee County Power Plants. Both the Germantown Power Plant and Mirant's Neenah Power Plant are directly connected to ANR Pipeline, with no gas distribution utility involvement.

Firm gas transportation has been contracted for during the peak summer period between the Joliet gas trading hub south of Chicago, Illinois and Wisconsin Electric's power plant interconnects. A portion of Wisconsin Electric's gas requirements will be purchased at the Joliet hub.

Oil-Based Generation

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

Subject to various regulatory approvals, the four original generating units at the Germantown Power Plant will be converted, from 2002 to 2004, to dual fuel (natural gas and oil). A fifth dual fuel combustion turbine began commercial operation at Germantown Power Plant in 2000.

Purchase Power Commitments

To meet a portion of its anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into separate long-term power purchase contracts with subsidiaries of Cogentrix, Inc., Mirant and Calpine Corporation.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from a gas-fired cogeneration facility located in Whitewater, Wisconsin, does not include any minimum energy requirements. For additional information, see "Note F -- Long-Term Debt" in Item 8.

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

Wisconsin Electric's agreement with the Calpine Corporation calls for new generating capacity to be constructed by a Calpine subsidiary, with electric generating units in both northern Illinois and in central Wisconsin, to supply power to Wisconsin Electric. Two 150-megawatt natural gas-fired turbine peaking units will be constructed, one each in 2002 and 2003, and one approximately 500-megawatt natural gas-fired combined cycle facility is to be constructed in 2004, of which 225 megawatts is contracted to Wisconsin Electric. The agreement remains contingent for both parties upon certain site related issues that Wisconsin Electric expects to be resolved as Calpine continues to meet contractual milestones. This power purchase agreement also is a tolling agreement. The output of each unit will be committed to Wisconsin Electric for ten years from its start of commercial operation.

Wisconsin Electric currently expects to utilize a combination of new generating capacity identified in its Power the Future proposal and purchase power commitments with independent power producers to meet its electric demand load growth.

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

Electric Transmission

American Transmission Company:   Effective January 1, 2001, the Company transferred all of its electric utility transmission assets to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. Joining ATC is consistent with the FERC's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. Governance of ATC also includes outside directors not associated with the energy business. At December 31, 2001, the Company owned 37% of ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. It is expected to provide comparable service to all customers, including Wisconsin Electric, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO, and Wisconsin Electric became a non-transmission owning member and customer of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services provided by Wisconsin Electric is estimated to have been about $53 million during 2001 and is expected to decline as ATC provides these services directly.

For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Renewable Electric Energy

Beginning in 2001, the state of Wisconsin mandated that retail energy providers supply 0.5% of their Wisconsin retail electric sales from renewable energy, which the Company did, with the percentage increasing to 2.2% by the year 2011. The Company's Power the Future proposal includes a commitment to significantly increase the amount of renewable generation utilized by the Company beyond that required by Wisconsin law.

GAS UTILITY OPERATIONS

Wisconsin Electric's gas operation is authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. Wisconsin Electric also transports customer-owned gas. Wisconsin Electric's gas utility operates in three distinct service areas: west and south of the city of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin.

Termination of Proposed Combination of Gas Utility Operations:   On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed a joint application with the PSCW for authority to transfer the physical gas utility assets of Wisconsin Electric together with certain liabilities associated with such assets, to Wisconsin Gas in return for stock in Wisconsin Gas. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW whereby Wisconsin Electric and Wisconsin Gas withdrew the joint application to combine the gas operation of Wisconsin Electric under Wisconsin Gas in the manner described above. Wisconsin Energy operates the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

Gas Deliveries

The Company's gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Selected Operating Data" in Item 6 for selected gas utility operating information by customer class during the period 1997 through 2001.

Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 852.4 million therms during 2001, a 9.8% decrease compared with 2000. At December 31, 2001, Wisconsin Electric was transporting gas for approximately 370 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of total therms delivered by Wisconsin Electric during 2001, 41% during 2000 and 43% during 1999. Wisconsin Electric had approximately 412,700 gas customers at December 31, 2001, an increase of approximately 1.2% since December 31, 2000.

Wisconsin Electric's maximum daily send-out during 2001 was 517,632 dekatherms on February 2, 2001. A dekatherm is equivalent to ten therms or one million British thermal units.

Sales to Large Gas Customers:   The Company provides gas utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served include the paper, food products and fabricated metal products industries. The electric utility operations of Wisconsin Electric is the Company's largest single gas customer.

Gas Deliveries Growth:   Assuming moderate growth in the economy of its gas utility service territories and normal weather, the Company currently forecasts total therm deliveries of natural gas to grow at a compound annual rate of approximately 1.3% for the combined gas operations of Wisconsin Electric and Wisconsin Gas over the five-year period ending December 31, 2006.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of the Company's large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. The Company offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and the Company to have the gas transported to the facilities where it is used. The Company earns substantially the same margin (difference between revenue and cost of gas) whether it sells and transports gas to customers or only transports their gas.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the Company begins to face competition for the sale of gas to its smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

The gas operations of Wisconsin Electric has been able to meet its contractual obligations with both its suppliers and customers despite periods of severe cold and unseasonably warm weather.

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

Because of the daily and seasonal variations in gas usage in Wisconsin, the Company has also contracted for substantial underground storage capacity, primarily in Michigan. Storage enables the Company to manage significant changes in daily demand and to optimize their overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, the Company can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables the Company to reduce its overall costs.

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

Term Gas Supply:   Wisconsin Electric has contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of the Company's respective firm gas supply expires in any year. Management believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of its customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to Wisconsin Electric's gas cost incentive mechanism pursuant to which the Company has an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2001, the Company continued its active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Electric expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). CMS Energy, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. The Guardian Pipeline, scheduled to be in service during the first quarter of 2003, and is expected to serve growing demand for natural gas in Wisconsin and Northern Illinois.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2001, the steam utility had $21.7 million of operating revenues from the sale of 2,929 million pounds of steam compared with $21.9 million of operating revenues from the sale of 3,085 million pounds of steam during 2000. As of December 31, 2001 and 2000, steam was used by 452 and 451 customers, respectively for processing, space heating, domestic hot water and humidification.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

REGULATION

Wisconsin Electric is an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 and Rule 2 thereunder and, accordingly, is exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

Wisconsin Electric is subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of new facilities, transactions with affiliates, billing practices and other various matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric is also subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the FERC. Wisconsin Electric is subject to regulation of the FERC with respect to wholesale power service and accounting.

The following table compares the source of the Company's operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2001.

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Wisconsin
Electric Utility -- Retail	$1,611.8	69.5%	$1,517.7	69.5%	$1,465.7	72.7%
Gas Utility -- Retail	457.1	19.7%	399.7	18.3%	306.8	15.2%
Steam Utility -- Retail	21.8	1.0%	21.9	1.0%	21.3	1.1%
Total	2,090.7	90.2%	1,939.3	88.8%	1,793.8	89.0%
Michigan
Electric Utility -- Retail	110.8	4.8%	118.0	5.4%	106.6	5.3%
FERC
Electric Utility -- Wholesale	117.2	5.0%	127.7	5.8%	116.0	5.7%
Total Utility Operating Revenues	$2,318.7	100.0%	$2,185.0	100.0%	$2,016.4	100.0%
	======	=====	======	=====	======	=====

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

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

Electric Reliability Legislation:   In 1998, the Wisconsin State Legislature passed and the Governor of Wisconsin signed into law 1997 Wisconsin Act 204, intended to address concerns with electric reliability in the state of Wisconsin. 1997 Wisconsin Act 204 included new requirements concerning market power which utilities and their affiliates must meet in order to construct generating facilities. The requirements apply to electric utility facilities in excess of 100 megawatts.

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding of $44 million to be collected by all electric utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration. The Company implemented this change in October 2000. The utilities' traditional role of providing these programs is being shifted to the Department of Administration, which will administer the funds for a statewide public benefits program. The new law also requires utilities to provide a specified proportion of its retail energy sales in programs such as Wisconsin Electric's "energy for tomorrow™" renewable energy program.

Affiliated Interest Policies Docket:   From late 1998 through early 2000, the PSCW reviewed the policies on standards of conduct governing diversification of activities that can be performed within a utility and utility affiliates. During these proceedings, Wisconsin Electric took the position that state policy should protect competition, not individual competitors, and that customers should have the choice to use either Wisconsin Electric or another vendor for these products and services. In April 2000, the PSCW issued an order that allows utilities to continue to provide and sell products and services other than core utility products as long as the related costs are fully allocated and not subsidized by ratepayers.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in "Liquidity and Capital Resources" in Item 7. For discussion of additional environmental issues, see "Environmental Matters" in Item 3. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $49 million in 2001 compared with $37 million in 2000. Expenditures incurred during 2001 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are expected to approximate $67 million during 2002, reflecting nitrogen oxide ("NOx") control equipment needed to comply with ozone non-attainment rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $45 million during 2001 and $41 million during 2000.

Solid Waste Landfills

The Company provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Remediation-related activity pertaining to specific sites is discussed below.

Giddings and Lewis, Inc./City of West Allis Lawsuit:    For information about this matter, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

Muskego Landfill:   On January 2, 2001, three individuals filed an action in the circuit court of Milwaukee County against Waste Management of Wisconsin, Inc., Wisconsin Electric and others alleging environmental contamination emanating from the Muskego landfill in Muskego, Wisconsin. The Muskego landfill was operated by Waste Management and was classified as an EPA Superfund Site. The plaintiffs, who are adjacent landowners to the site, are alleging that the defendants are liable on various theories for groundwater contamination. Plaintiffs are requesting, inter alia, further remediation, damages for personal injury, loss of property value and punitive damages. In 1996, Wisconsin Electric had entered into a buyout agreement as a de minimis party with Waste Management and nine other potentially responsible parties ("PRP's") concerning groundwater contamination on this site. Pursuant to the agreement, the PRP's have agreed to indemnify and defend Wisconsin Electric in this action.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8. Sites currently undergoing remediation include:

Highway 59 Landfill:   In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing City water to affected residents, Wisconsin Electric has completed excavation of saturated ash and placement of a cap on the landfill, and completed final landscaping of the site in 2001. The cost for complete remediation of this site is estimated to be $3.5 million.

Kansas Ave. Landfill:   The Kansas Ave. site, located in the City of St. Francis, Wisconsin, was a small landfill area used to support the operations of Wisconsin Electric's former Lakeside Power Plant. Wisconsin Electric is working with the Wisconsin Department of Natural Resources to obtain closure for this site. Expenses associated with a site closure are estimated to be approximately $0.8 million. No groundwater treatment is planned at this time.

Lakeside Landfill:   During 2001, Wisconsin Electric began investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Until the investigation work has been completed and a remedial plan developed, Wisconsin Electric cannot estimate any related remediation costs.

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future financial impacts to Wisconsin Electric are projected to be minimal.

Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8.

Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country's electric utilities are the acid rain and nonattainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. Phase I became effective in 1995 and Phase II became effective during the year 2000. The Company has met the requirements of Phase I. The Phase II requirements of the 1990 amendments to the Federal Clean Air Act are expected to have minimal future impacts on the Company because of existing cost effective compliance strategies and previous actions taken. Ozone nonattainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases over the next seven years.

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.

Wisconsin Energy's Power the Future strategy provides a plan to meet the Company's growing demand for electricity while using more environmentally friendly equipment. The plan proposes to build five new generating units, a total of 2,800 megawatts, at a total cost of about $3.0 billion. Three of the units would be built at the site of the Company's Oak Creek Power Plant. Two of these units would use a supercritical pulverized coal design and the other would use coal gasification technology. All of these units will use state-of-the-art emission controls. The other two units would be located at the Company's Port Washington Power Plant site, where older, less efficient coal-based units installed in the mid-1930s would be retired and new natural gas-based units would be built. These latest technologies are expected to provide a significant reduction in air emissions compared with existing, older power plants. Implementation of the Power the Future plan also provides for upgrades to existing power plants and modernization to increase efficiency and reduce emissions. In addition to the positive environmental attributes of the generation technology, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to address greenhouse gas issues. For further information about Wisconsin Energy's Power the Future strategy, see "Corporate Developments" in Item 7.

OTHER

Research and Development:   Wisconsin Electric had immaterial research and development expendituresin the last three years, primarily for improvement of service and abatement of air and water pollution by the electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2001, Wisconsin Electric had 5,235 total employees of which 3,652 were represented under labor agreements. During 2001, approximately 410 employees went to NMC and ATC.

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

Effective January 1, 2001, Wisconsin Electric exited the electric transmission business by contributing all of its electric transmission assets to ATC in exchange for an equity interest in this new company. For further information, see "Corporate Developments" in Item 7.

Wisconsin Electric owns the following generating stations with dependable capabilities as indicated.
			Dependable Capability
		No. of	In Megawatts (a)
		Generating	August	December
Name	Fuel	Units	2001	2001

Steam Plants
Point Beach	Nuclear	2	1,012	1,022
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1212	1222
Port Washington	Coal	4	320	320
Valley	Coal	2	267	227
Edgewater 5 (b)	Coal	1	102	102
Milwaukee County	Coal	3	11	11
Total Steam Plants		27	4,677	4,661
Hydro Plants (14 in number)		37	54	57
Germantown Combustion Turbines	Gas/Oil	5	345	345
Concord Combustion Turbines	Gas/Oil	4	376	376
Paris Combustion Turbines	Gas/Oil	4	388	388
Other Combustion Turbines & Diesel	Gas/Oil	6	55	62
Total System		83	5,895	5,889
		==	====	====

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

At December 31, 2001, Wisconsin Electric was operating approximately 22,000 pole-miles of overhead distribution lines and 17,900 miles of underground distribution cable as well as approximately 350 distribution substations and 251,300 line transformers.

As of December 31, 2001, Wisconsin Electric's gas distribution system included approximately 8,200 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 6,000 dekatherms per day of supply to the system.

At December 31, 2001, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

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

See "Environmental Compliance" in Item 1, which is incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See "Note L -- Commitments and Contingencies" in the Notes to Financial Statements in Item 8 for matters related to a July 1999 jury verdict against Wisconsin Electric in a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where Wisconsin Electric does business.

OTHER MATTERS

Used Nuclear Fuel Storage & Removal:   See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning the United States Department of Energy's breach of a contract with Wisconsin Electric that required the United States Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

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

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, four such actions are pending and one case is on appeal. One of the four cases was filed in Circuit Court, Kenosha County, Wisconsin and alleges that Wisconsin Electric was negligent with respect to the design, construction, maintenance and operation of the distribution line serving the plaintiffs' farm, and the 138 kV transmission line which crosses plaintiffs' property, thereby giving rise to stray currents which impacted dairy cows and caused physical injury. The claimed damage period commenced in early 1993 and continues to the present. No final damages claim has been provided to dateand preliminary opinions of defense experts suggest that the case has little merit. The Company will vigorously defend the claim. Trial has been scheduled to commence in April 2002. Of the remaining three cases, the claims made against Wisconsin Electric should not have a material adverse effect on the Company's financial statements.

Electromagnetic Fields:   Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. Wisconsin Electric believes that its facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against Wisconsin Electric with respect to damage caused by electromagnetic fields.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Wisconsin Electric's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2001 and positions of the executive officers of Wisconsin Electric are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.
Richard A. Abdoo (57):

Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric since 1990. Chairman of the Board and Director of Wisconsin Gas since April 2000. Director of Wisconsin Energy since 1988. Director of Wisconsin Electric since 1989.

Charles R. Cole (55):

Senior Vice President of Wisconsin Electric since January 1, 2001. Vice President -- Distribution Operations of Wisconsin Electric from August 1999 to December 2000. Vice President -- Customer Services of Kansas City Power & Light from 1995 to 1999.

Stephen P. Dickson (41):

Controller of Wisconsin Energy and Wisconsin Electric since April 2000. Controller of Wisconsin Gas since June 1998. Director of Business Risk Consulting Services of Arthur Andersen from 1997 to 1998. Senior Manager of Arthur Andersen from 1995 to 1997.

Paul Donovan (54):

Senior Vice President and Chief Financial Officer of Wisconsin Energy since August 1999, and of Wisconsin Electric and Wisconsin Gas since July 2000. Executive Vice President and Chief Financial Officer of Sundstrand Corporation from 1990 and 1998, respectively, to 1999.

Richard R. Grigg (53):

Senior Vice President of Wisconsin Energy since July 2000. President and Chief Operating Officer of Wisconsin Electric since 1995 and Wisconsin Gas since July 2001. Vice President of Wisconsin Energy from 1995 to June 2000. Chief Nuclear Officer of Wisconsin Electric from December 1996 to March 1998. Director of Wisconsin Energy since 1995. Director of Wisconsin Electric since 1994 and Director of Wisconsin Gas since April 2000.

Larry Salustro (54):

Senior Vice President and General Counsel of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since July 2000. Vice President of Wisconsin Electric from 1997 through June 2000. Regional Vice President -- Law and Governmental Affairs with AT&T from 1995 to 1997.

George E. Wardeberg (66):

Vice Chairman of the Board of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas and Director of Wisconsin Energy and Wisconsin Electric since April 2000. Director of WICOR and Wisconsin Gas since 1992. Chairman of the Board of WICOR from 1997 to April 2000 and Chief Executive Officer of WICOR from 1994 to April 2000.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividends declared on Wisconsin Electric Power Company's common stock during the two most recent fiscal years are set forth below. With the exception of the third quarter of 2000, dividends were paid entirely in cash. Dividends were paid to Wisconsin Electric's sole common stockholder, Wisconsin Energy Corporation. There is no established public trading market for the Company's common stock.

Quarter	2001	2000
	(Millions of Dollars)

First	$32.5	$44.9
Second	32.5	44.9
Third (a)	32.5	44.9
Fourth	32.5	44.9
Total	$130.0	$179.6
	====	====

(a) During the third quarter of 2000, the Board of Directors approved that $1.0 million of the dividend be paid in a property dividend with the balance paid in cash.

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the board of directors and will depend upon, among other factors, earnings, financial condition and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric is prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2001	2000		1999		1998	1997
Year Ended December 31
Earnings available for
common stockholder (Millions)	$245.3	$163.5	(a)	$211.9	(b)	$183.0	$69.4	(c)

Operating revenues (Millions)
Electric	$1,839.8	$1,763.4		$1,688.3		$1,641.4	$1,412.1
Gas	457.1	399.7		306.8		295.9	355.2
Steam	21.8	21.9		21.3		20.5	22.3
Total operating revenues	$2,318.7	$2,185.0		$2,016.4		$1,957.8	$1,789.6
	======	======		======		======	======
At December 31 (Millions)
Total assets	$5,067.5	$5,025.1		$4,901.9		$4,608.9	$4,520.9
Long-term debt	$1,420.5	$1,679.6		$1,677.6		$1,512.5	$1,448.6

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	30,539.7	31,398.8		30,619.9		29,475.2	27,671.8
Customers (End of year)	1,044,129	1,026,691		1,006,013		988,929	978,835

Gas
Therms delivered (Millions)	852.4	944.9		944.1		922.8	980.7
Customers (End of year)	412,674	407,761		398,508		388,478	376,732

Steam
Pounds sold (Millions)	2,929.2	3,085.2		2,913.9		2,773.1	3,160.6
Customers (End of year)	449	451		450		454	474

==========================================================================
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		(Millions of Dollars) (d)
		March				June
Three Months Ended		2001		2000		2001	2000

Total operating revenues		$706.6		$540.8		$517.5	$496.9
Operating income		$123.3		$121.4		$79.0	$91.4
Earnings available for
common stockholder		$62.4		$58.5		$34.7	$39.9

		September				December
Three Months Ended		2001		2000		2001	2000 (a)

Total operating revenues		$552.2		$532.7		$542.4	$614.6
Operating income		$135.0		$122.6		$138.7	$58.5
Earnings available for
common stockholder		$72.9		$56.6		$75.3	$8.5
==========================================================================

(a)	During the fourth quarter of 2000, the Company recorded severance benefits and other items of $43.9 million, after tax.

(b)	In the fourth quarter of 1999, the Company recorded a litigation settlement of $10.8 million, after tax.

(c)	During 1997, the Company recorded expenses of $13.1 million, after tax, related to the terminated merger agreement with
Northern States Power Company and $18.0 million, after tax, related to the write-down of equipment.

(d)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's
Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ELECTRIC POWER COMPANY
SELECTED OPERATING DATA

Year Ended December 31	2001	2000	1999	1998	1997

Electric Utility
Operating Revenues (Millions)
Residential	$644.8	$597.2	$574.8	$571.4	$487.2
Small Commercial/Industrial	577.3	534.7	510.1	487.6	430.2
Large Commercial/Industrial	472.0	464.9	451.2	450.1	402.7
Other - Retail/Municipal	63.2	58.3	51.2	51.2	55.3
Resale - Utilities	69.6	84.0	79.1	60.9	24.5
Other Operating Revenues	12.9	24.3	21.9	20.2	12.2
Total Operating Revenues	$1,839.8	$1,763.4	$1,688.3	$1,641.4	$1,412.1
	======	======	======	======	======
Megawatt-hour Sales (Thousands)
Residential	7,615.7	7,477.6	7,346.8	7,327.0	6,863.6
Small Commercial/Industrial	8,354.2	8,287.5	8,028.2	7,612.4	7,433.1
Large Commercial/Industrial	10,983.0	11,626.2	11,333.6	11,392.0	11,021.5
Other - Retail/Municipal	1,599.4	1,527.3	1,314.0	1,287.2	1,412.6
Resale - Utilities	1,987.4	2,480.2	2,597.3	1,856.6	941.0
Total Sales	30,539.7	31,398.8	30,619.9	29,475.2	27,671.8
	======	======	======	======	======
Number of Customers (Average)
Residential	931,714	916,028	897,333	886,635	876,776
Small Commercial/Industrial	100,456	98,277	95,964	94,675	93,259
Large Commercial/Industrial	706	712	716	720	714
Other	2,319	2,283	1,938	1,855	1,844
Total Customers	1,035,195	1,017,300	995,951	983,885	972,593
	=======	=======	======	======	======
Gas Utility

Operating Revenues (Millions)
Residential	$275.8	$244.3	$193.8	$176.5	$222.0
Commercial/Industrial	150.0	132.0	95.1	87.9	113.6
Interruptible	5.1	5.3	5.3	7.1	9.0
Total Retail Gas Sales	430.9	381.6	294.2	271.5	344.6
Transported Customer-Owned Gas	14.2	17.4	14.6	12.0	13.4
Transported - Interdepartmental	1.2	1.5	1.8	2.5	3.1
Other Operating Revenues	10.8	(0.8)	(3.8)	9.9	(5.9)
Total Operating Revenues	$457.1	$399.7	$306.8	$295.9	$355.2
	=====	=====	=====	=====	=====
Therms Delivered (Millions)
Residential	318.4	335.7	329.0	289.5	347.9
Commercial/Industrial	194.5	206.2	195.3	182.0	211.5
Interruptible	8.9	12.0	16.3	23.3	24.5
Total Retail Gas Sales	521.8	553.9	540.6	494.8	583.9
Transported Customer-Owned Gas	305.6	349.9	347.9	349.4	387.2
Transported - Interdepartmental	25.0	41.1	55.6	78.6	9.6
Total Therms Delivered	852.4	944.9	944.1	922.8	980.7
	====	====	====	====	====
Number of Customers (Average)
Residential	376,510	369,210	360,084	347,747	339,002
Commercial/Industrial	33,839	33,275	32,594	31,586	30,594
Interruptible	30	33	89	146	170
Transported Customer-Owned Gas	422	383	328	271	254
Transported - Interdepartmental	5	6	6	6	7
Total Customers	410,806	402,907	393,101	379,756	370,027
	======	======	======	======	======
Degree Days (a)
Heating (6,821 Normal)	6,338	6,716	6,318	5,848	7,101
Cooling (685 Normal)	711	566	753	800	407

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is engaged primarily in the business of generating electricity and distributing electricity and natural gas with operations in the states of Wisconsin and Michigan.

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy Corporation, the parent company of Wisconsin Electric, acquired WICOR, Inc. ("WICOR"), the parent of Wisconsin Gas Company ("Wisconsin Gas"). Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" below.

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors mentioned throughout this document and below in " Factors Affecting Results, Liquidity and Capital Resources."

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy's key corporate strategy is Power the Future which was announced in September 2000. The Power the Future strategy, which is discussed further below, is expected to have a significant impact on the Company. This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within Wisconsin Energy's distribution systems to meet increasing customer demands.

Wisconsin Electric is realizing operating efficiencies through the combination of Wisconsin Electric and Wisconsin Gas. These operating efficiencies should increase customer satisfaction and reduce operating costs.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As noted above, this Power the Future strategy is intended to meet the growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. According to a report issued by the Wisconsin Governor's Office, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by the year 2016. Power the Future would add new coal and natural gas capacity to the state's power portfolio and would allow Wisconsin Electric to roughly maintain its current fuel mix.

As part of its Power the Future strategy, Wisconsin Energy, through a combination of Wisconsin Electric and W.E. Power, LLC, a non-utility affiliate of Wisconsin Electric, plans to make the following investments over the next decade:

Approximately $3 billion in 2,800 megawatts of new natural gas-based and coal-based generating capacity;

Approximately $1.3 billion in upgrades to existing electric generating assets; and

Approximately $2.7 billion in new and existing energy distribution system assets.

In November 2001, Wisconsin Energy created a new non-utility energy subsidiary, W.E. Power, LLC, that would construct and own the new generating capacity. Under the enhanced Power the Future strategy, Wisconsin Electric, subject to PSCW approval, would lease each new facility, and would operate and maintain the new plants as part of these 20 to 25-year lease agreements. At the end of the leases, Wisconsin Electric would have the right to acquire the plants outright at market value or, depending on tax considerations at that time, Wisconsin Electric could choose to extend the lease. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have the opportunity to participate in the project, including expanding or extending wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal.

Implementation of the Power the Future strategy is subject to a number of regulatory approvals. In late February 2001, Wisconsin Energy made preliminary filings for its enhanced Power the Future proposal with the PSCW. Subsequently, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for Wisconsin Energy to incur the associated pre-certification expenses. However, individual expenses are subject to review and must be approved by the PSCW in order to be recovered. The PSCW also ruled that such expenses fall within the reliability "carve-out" provisions contained in the PSCW's order approving the merger of WICOR and Wisconsin Energy, allowing Wisconsin Electric to seek recovery of such expenses..

For further information concerning the Power the Future strategy, see "Factors Affecting Results, Liquidity and Capital Resources" below.

Divestiture of Assets

During 2000, Wisconsin Electric agreed to join American Transmission Company LLC ("ATC") by transferring its electric utility transmission assets to ATC in exchange for an equity interest in the new company. Transfer of these electric transmission assets, with a net book value of approximately $224.1 million, became effective on January 1, 2001. During 2001, ATC issued debt and distributed $105.2 million of cash back to Wisconsin Electric as a partial return of the original equity contribution. Joining ATC is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral subject to approval of transmission cost rate recovery requests made with the PSCW and the Michigan Public Service Commission ("MPSC") during 2001. However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were reflected in Other Operation and Maintenance expense, Depreciation expense and Financing Costs (for interest expense). Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance expense and recognizes an equity interest in ATC's reported earnings in Other Income and (Deductions), Equity in Earnings of Unconsolidated Affiliates. See "Utility Rates and Regulatory Matters" below for information related to recovery of the Company's transmission costs.

RESULTS OF OPERATIONS

EARNINGS

Earnings during 2001 increased by $81.8 million to $245.3 million compared to 2000 earnings. The primary causes for this increase were the successful operations of company owned generation assets, price increases to recover fuel costs and reliability expenditures and interest income related to a litigation matter. In addition, in 2000, the Company recorded $43.9 million of non-recurring charges as described below.

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

The following table summarizes the Company's earnings during 2001, 2000 and 1999.

Wisconsin Electric Power Company	2001	2000	1999
	(Millions of Dollars)
Gross Margin
Electric (See below)	$1,336.3	$1,271.9	$1,249.4
Gas (See below)	138.1	141.0	132.8
Steam	15.6	15.7	15.2
Gross Margin	1,490.0	1,428.6	1,397.4
Other Operating Expenses
Other Operation and Maintenance	681.9	696.1	649.5
Depreciation, Decommissioning
and Amortization	264.3	272.7	234.2
Property and Revenue Taxes	67.8	65.9	66.6
Operating Income	476.0	393.9	447.1
Other Income (Deductions)	36.0	(9.8)	(4.9)
Financing Costs	108.9	116.2	112.9
Income Before Income Taxes	403.1	267.9	329.3
Income Taxes	156.6	103.2	116.2
Preferred Stock Dividend Requirement	1.2	1.2	1.2
Earnings Available for Common Stockholder	$245.3	$163.5	$211.9

Electric Utility Revenues, Gross Margins and Sales

During 2001, Wisconsin Electric's total electric utility operating revenues increased by $76.4 million or 4.3% compared with 2000. Wisconsin Electric attributes this growth mostly to incremental rate increases in effect during 2001 related to higher fuel, purchased power and other operating costs. For additional information concerning these rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Higher electric cooling load during the summer of 2001 caused by a return to normal summer weather also contributed to the growth in electric operating revenues. These revenue increases were partially offset by a reduction in total electric sales during 2001 due in large part to a softening economy in the region. Purchased power expenses increased by $28.5 million or 17.1% during 2001 primarily as a result of higher natural gas prices and, to a lesser extent, as a result of higher demand costs during 2001 associated with purchased power contracts. However, a $16.5 million or 5.1% decline in fuel costs during 2001, primarily driven by a change in the Company's electric supply mix to lower cost nuclear generation and by an overall reduction in demand for electric energy during 2001, resulted in a net increase in fuel and purchased power expenses of $12.0 million or 2.4% when compared with 2000. Due to the increase in operating revenues partially offset by the slightly higher fuel and purchased power costs, electric gross margin (total electric utility operating revenues less fuel and purchased power expenses) grew by $64.4 million or 5.1% during 2001 when compared with 2000.

During 2000, Wisconsin Electric's total electric utility operating revenues increased by $75.1 million or 4.4% compared with 1999. Wisconsin Electric attributes this growth mostly to higher electric energy sales and rate increases during 2000. Interim and final electric rate increases, that became effective in early April 2000 and on August 30, 2000, respectively, contributed approximately $22.1 million to the increase in electric operating revenues. For additional information concerning these rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Fuel and purchased power expenses increased by $52.6 million or 12.0% during 2000, reflecting increased generation and significantly higher natural gas prices. Purchased power expenses also grew due to higher demand costs during 2000 associated with purchased power contracts. To a limited extent, Wisconsin Electric was able to limit the increase in fuel and purchased power costs during 2000 by changing its electric supply mix away from higher cost natural gas-fired generation and power purchases to lower cost nuclear and coal-fired generation.

The following table compares Wisconsin Electric's electric utility operating revenues and its gross margin during 2001 with similar information for 2000 and 1999.

	Electric Revenues and Margin			Megawatt-Hour Sales
Electric Utility Operations	2001	2000	1999	2001	2000	1999
	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$644.8	$597.2	$574.8	7,615.7	7,477.6	7,346.8
Small Commercial/Industrial	577.3	534.7	510.1	8,354.2	8,287.5	8,028.2
Large Commercial/Industrial	472.0	464.9	451.2	10,983.0	11,626.2	11,333.6
Other-Retail/Municipal	63.2	58.3	51.2	1,599.4	1,527.3	1,314.0
Resale-Utilities	69.6	84.0	79.1	1,987.4	2,480.2	2,597.3
Other Operating Revenues	12.9	24.3	21.9	-	-	-
Total Operating Revenues	1,839.8	1,763.4	1,688.3	30,539.7	31,398.8	30,619.9

Fuel and Purchased Power
Fuel	308.8	325.3	299.1
Purchased Power	194.7	166.2	139.8
Total Fuel and Purchased Power	503.5	491.5	438.9
Gross Margin	$1,336.3	$1,271.9	$1,249.4

Weather -- Degree Days (a)
Heating (6,821 Normal)				6,338	6,716	6,318
Cooling (685 Normal)				711	566	753

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During 2001, total electric megawatt-hour sales fell by 2.7% compared with 2000, reflecting a softening economy that has especially affected large commercial and industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines. Sales to these mines decreased by 17.7% during 2001, with one of the mines currently idle pending a production decision by its owners. Excluding the two mines, total electric sales decreased 1.5% during 2001 and sales to the remaining large commercial/industrial customers decreased by 2.3% when compared with 2000. Due to warmer weather during the summer of 2001, a 1.8% increase in sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes, partially offset the effects of the soft economy on electric sales during 2001. As measured by cooling degree days, 2001 was 25.6% warmer than 2000 and 3.8% warmer than normal. Sales for resale to other utilities, the Resale-Utilities customer class, declined 19.8% during 2001 primarily as a result of a reduced demand for wholesale power.

During 2000, total electric energy sales increased by 2.5% compared with 1999, mostly reflecting growth in the average number of residential, small commercial/industrial and other retail/municipal customers and a 13.1% increase in sales to the iron ore mines noted above. Excluding these mines, total electric sales increased by 1.7% and sales to the remaining large commercial/industrial customers were unchanged between the comparative periods. Growth in the average number of customers partially offset the effects of cooler weather during the 2000 cooling season on total electric energy sales and on operating revenues. As measured by cooling degree days, 2000 was 24.8% cooler than 1999 and 17.4% cooler than normal.

Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Electric's gas utility operating revenues and its gross margin (total gas utility operating revenues less cost of gas sold) during 2001, 2000 and 1999.

Gas Utility Operations	2001	2000	1999
	(Millions of Dollars)

Gas Operating Revenues	$457.1	$399.7	$306.8
Cost of Gas Sold	319.0	258.7	174.0
Gross Margin	$138.1	$141.0	$132.8

During 2001, Wisconsin Electric's gas operating revenues increased by $57.4 million or 14.4% when compared with 2000 revenues. This increase reflected a $60.3 million increase due to increases in the cost of gas sold offset in part by warmer weather which reduced volumes sold. Because changes in the cost of natural gas purchased at market prices were included in customer rates through the gas cost recovery mechanism, gas operating revenues changed by approximately the same amount as the cost of gas sold and gross margin was unaffected by such changes.

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

The following table compares gas utility gross margin and therm deliveries during 2001, 2000 and 1999. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin.

Gross Margin				Therm Deliveries
Gas Utility Operations	2001	2000	1999	2001	2000	1999
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$87.4	$88.4	$85.7	318.4	335.7	329.0
Commercial/Industrial	31.2	31.6	29.3	194.5	206.2	195.3
Interruptible	0.7	0.9	1.8	8.9	12.0	16.3
Total Retail Gas Gross Margin	119.3	120.9	116.8	521.8	553.9	540.6
Transported Gas	15.7	18.7	14.6	330.6	391.0	403.5
Other Operating	3.1	1.4	1.4	-	-	-
Total Operating Gross Margin	$138.1	$141.0	$132.8	852.4	944.9	944.1

Weather -- Degree Days (a)
Heating (6,821 Normal)				6,338	6,716	6,318

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Gas margins totaled $138.1 million in 2001, or a $2.9 million decline from 2000. This decline was directly related to warmer winter weather which reduced the heating load. Total therm deliveries of natural gas decreased by 9.8% during 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 5.2% and 5.7%, respectively, reflecting warmer weather. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 15.4% lower than the prior year reflecting fuel switching to lower-cost fuel options and a softening economy.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses decreased by $14.2 million during 2001 when compared with 2000. The most significant change in other operation and maintenance expenses between the comparative periods resulted from $44.9 million of higher electric transmission expenses caused by a change in how electric transmission costs are recorded as a result of the transfer of Wisconsin Electric's electric transmission assets to ATC on January 1, 2001. Also, as described below in 2000, the Company recorded $52.7 million of costs which did not recur in 2001. Partially offsetting this was a reduction in costs as a result of the WICOR merger, which led to the consolidation of common operating and support areas.

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

Depreciation, Decommissioning and Amortization Expenses:   Depreciation, decommissioning and amortization expenses were $8.4 million lower during 2001 compared with 2000. The transfer of electric transmission assets to the ATC resulted in a reduction in depreciation expense, which was partially offset by increased capital asset additions for electric generation and for electric and gas distribution systems.

Depreciation, decommissioning and amortization expenses were $38.5 million higher during 2000 compared with 1999. Pursuant to a 1998 rate order for the 1998/1999 test year, Wisconsin Electric was amortizing pre-1991 contributions in aid of construction. This amortization, which was completed as of December 31, 1999, had the effect of reducing depreciation expense by $22.8 million in 2000 compared to 1999. Higher average depreciable property during 2000 also contributed to an increase in depreciation expense.

Other Income and Deductions:   Other Income and Deductions increased by $45.8 million during 2001 due to recognition of equity in the earnings of the ATC of $20.6 million, reduced contributions to the Wisconsin Energy Foundation, and $10.5 million of interest income Wisconsin Electric has accrued on the deposit tendered in the Giddings & Lewis, Inc./City of West Allis lawsuit partially offset by lower interest income on investments. For more information concerning this lawsuit see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements.

Financing Costs:   Financing costs decreased by $7.3 million during 2001 primarily due to lower interest rates on variable rate debt. Financing costs were $3.3 million higher in 2000 compared with 1999.

Income Taxes:   Wisconsin Electric's effective income tax rate was 38.8%, 38.5%, and 35.2% in each of the three years ended December 31, 2001, respectively. The effective income tax rate increased during 2000 due in large part to the end of amortization of pre-1991 contributions in aid of construction.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Electric's cash flows during 2001, 2000 and 1999:

Wisconsin Electric Power Company	2001	2000	1999
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$526.2	$572.7	$335.3
Investing Activities	($290.9)	($419.3)	($393.1)
Financing Activities	($224.6)	($192.7)	$93.5

Operating Activities

During 2001, cash flow from operations decreased to $526.2 million, or a $46.5 million decline from 2000. This decrease was primarily attributable to changes in working capital requirements, non-cash changes in how the Company accounts for electric transmission operations offset by increased operating income. During 2000, cash flows from operations increased by $237.4 million over 1999 due primarily to increased non-cash charges and a $110 million payment made in 1999 related to litigation. This payment was returned to the Company with interest in early 2002.

Investing Activities

During 2001, the Company spent $377.0 million in capital expenditures, a $25.5 million increase over 2000 capital expenditures, and a $30.6 million increase over 1999 capital expenditures. During 2001, the Company transferred its transmission assets with a net book value of approximately $224.1 million to ATC, in exchange for a 43% equity interest. During 2001, ATC remitted $105.2 million of cash back to the Company as a partial return of its investment.

For the year ended December 31, 2000, Wisconsin Electric spent $419.3 million in investing activities including $352.5 million for the acquisition or construction of new or improved facilities, $41.6 million for the acquisition of nuclear fuel and $17.6 million of payments to the nuclear decommissioning trust fund for the eventual decommissioning of Point Beach Nuclear Plant.

Financing Activities

During 2001, Wisconsin Electric used $224.6 million of net cash in its financing activities consisting primarily of the payment of $130.0 million of dividends to Wisconsin Energy. In January 2002, the Company redeemed $100 million of 8 3/8% long-term debt and $3.4 million of 9 1/8% long-term debt. These redemptions were financed with short-term commercial paper bearing rates of approximately 2%. The 2002 redemptions are expected to have an initial cost of $5.2 million associated with the redemption premium; however, it is expected that the current short-term rates will result in reduced interest costs during 2002.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Wisconsin Electric anticipates meeting its capital requirements during 2002 primarily through internally generated funds. Beyond 2002, Wisconsin Electric expects to meet its capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities.

The Company has access to the capital markets and has been able to generate funds internally and externally to meet its capital requirements. Wisconsin Electric's ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Wisconsin Electric believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

On December 31, 2001, Wisconsin Electric had $138 million of total available unused short-term borrowing capacity under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Electric had $250 million of available unused lines of bank credit to support its outstanding commercial paper program and other short-term borrowing arrangements.

The following table shows Wisconsin Electric 's capitalization structure at December 31:

Capitalization Structure	2001		2000
	(Millions of Dollars)

Common Equity	$1,980.1	51.0%	$1,864.8	48.3%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,703.2	43.8%	1,707.7	44.2%
Short-Term Debt	172.4	4.4%	257.0	6.7%
Total	$3,886.1	100.0%	$3,859.9	100.0%

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

Wisconsin Electric believes these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $370 million during 2002. Due to changing environmental and other regulations such as air quality standards or electric reliability initiatives that impact the Company, future long-term capital requirements may vary from recent capital requirements. Wisconsin Electric currently expects capital expenditures, excluding the purchase of nuclear fuel, to be between $325 million and $400 million per year during the next five years.

Capital requirements over the next decade for Power the Future include approximately $1.3 billion to upgrade existing electric generating assets and approximately $2.7 billion for energy distribution system upgrades much of which will be expended by Wisconsin Electric. In addition, subject to PSCW approval, new generating plants will be constructed by W.E. Power, a non-utility subsidiary of Wisconsin Energy, and leased to Wisconsin Electric under 20-25 year lease agreements. It is expected that Wisconsin Electric will recover the lease payments in its utility rates. It is anticipated that Wisconsin Electric will need external financing as the plants are constructed.

Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. Wisconsin Electric's estimated maximum exposure under such agreements is approximately $6 million as of December 31, 2001. However, the Company believes the likelihood is remote that material payments will be required under these agreements.

Wisconsin Electric has the following contractual obligations and other commercial commitments as of December 31, 2001:

	Payments Due by Period
Contractual Obligations (a)	Less than 1 yr	2-5 years	After 5 years	Total
	(Millions of Dollars)

Long-Term Debt (b)	$255.3	$348.6	$908.4	$1,512.3
Capital Lease Obligations (c)	56.7	149.6	469.9	676.2
Operating Lease Obligations (d)	7.4	14.7	13.9	36.0
Unconditional Purchase Obligations (e)	9.6	38.4	-	48.0
Other Long-Term Obligations (f)	143.2	436.1	269.4	848.7
Total Contractual Cash Obligations	$472.2	$987.4	$1,661.6	$3,121.2

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on Long-Term Debt of Wisconsin Electric (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitment.

(d)	Operating Leases Obligations for equipment, vehicles and property for Wisconsin Electric.

(e)	Unconditional Purchase Obligations for information technology and other services for utility operations.

(f)	Other Long Term Obligations under various contracts of Wisconsin Electric for the procurement of fuel, power, gas supply and associated transportation, primarily related to utility operations.

Obligations for utility operations by Wisconsin Electric have historically been included as part of the rate making process and therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

The Company is potentially exposed to market and other significant risks as a result of the nature of its businesses and the environment in which those businesses operate. Such risks, described in further detail below, include but are not limited to: (1) Commodity price risks related to electric generation fuel costs, the market price of electricity and the price of natural gas; (2) Regulatory risk associated with the recovery of fuel and purchased power costs; (3) Weather fluctuations; (4) Interest rate risks associated with the Company's portfolio of short and long-term debt; (5) Marketable securities return risk related to debt and equity investments held in various trust funds; (6) Economic risks; and (7) Inflationary risks to future results of operations, especially as they relate to expenses associated with employee medical benefit plans and post retirement benefits.

Commodity Price Risk:   In the normal course of business, Wisconsin Electric utilizes contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of its available generating capacity and energy during periods when available power resources are expected to exceed the requirements of its obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. Wisconsin Electric manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process noted below.

The PSCW has authorized a dollar for dollar recovery of natural gas costs for the gas utility operations of Wisconsin Electric through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment procedure and the natural gas utility gas cost recovery mechanism, see "Rates and Regulatory Matters" below.

Regulatory Recovery Risk:   The electric operations of Wisconsin Electric burn natural gas in several of its peaker power plants or as a supplemental fuel at several coal-fired plants, and the cost of purchased power is tied to the cost of natural gas in many instances. Wisconsin Electric bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its rate structure.

As noted above, the electric operations of Wisconsin Electric operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. For 2001 and 2000, actual fuel and purchased power costs at Wisconsin Electric exceeded base fuel rates by $0.1 million and $25.9 million, respectively. In 2001, the base fuel rates included a fuel surcharge. For 1999, actual Wisconsin Electric fuel and purchased power costs were $1.5 million less than base fuel rates.

Weather:   The rates of Wisconsin Electric are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. The gas revenues of Wisconsin Electric are sensitive to the winter heating season. A summary of actual weather information in the utility segment's service territory during 2001, 2000 and 1999, as measured by degree-days, may be found above in "Results of Operations".

Interest Rate Risk:   Wisconsin Electric, has various short-term borrowing arrangements to provide working capital and general corporate funds. Wisconsin Electric also has variable rate long-term debt outstanding at December 31, 2001. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

The Company performed an interest rate sensitivity analysis at December 31, 2001 of its outstanding portfolio of $172.4 million short-term debt with a weighted average interest rate of 1.86% and $165.4 million of variable-rate long-term debt with a weighted average interest rate of 1.99%. A one-percentage point change in interest rates would cause the Company's annual interest expense to increase or decrease by approximately $1.7 million before taxes from short-term borrowings and $1.7 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return Risk:   Wisconsin Electric funds its pension, other postretirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other postretirement benefit and nuclear decommissioning expenses. Future annuity payments to these trust funds can also be affected by changes in the market price of trust fund assets. Wisconsin Electric expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators. The Company is currently operating under a PSCW ordered, qualified five year rate freeze. For further information, see "Rates and Regulatory Matters" below.

At December 31, 2001, Wisconsin Electric held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Company	Millions of Dollars

Pension trust funds	$756.4
Nuclear decommissioning trust fund	$589.6
Other postretirement benefits trust funds	$81.0

Wisconsin Electric manages its fiduciary oversight of the pension and other postretirement plan trust fund investments through a Board-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. The Company conducts asset/liability studies periodically through an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Board-appointed Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. An asset/liability study is periodically conducted by an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% equities. The allocation to equities is expected to be reduced as the date for decommissioning Point Beach Nuclear Plant approaches in order to increase the probability of sufficient liquidity at the time the funds will be needed.

Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited ("NEIL"). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Wisconsin Electric has received at least $9.0 million before taxes as its share of distributions in recent years. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased insurance costs to Wisconsin Electric.

Economic Risk.   Wisconsin Electric operates in Wisconsin and the Upper Peninsula of Michigan and its results are dependant upon economic conditions within its service territory.

Inflationary Risk:   Wisconsin Electric continues to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on the Company's medical and post retirement benefit plans, Wisconsin Electric has expectations of low-to-moderate inflation. Wisconsin Electric does not believe the impact of general inflation will have a material effect on its future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The Public Service Commission of Wisconsin regulates retail electric, natural gas, and steam rates in the state of Wisconsin, while the Federal Energy Regulatory Commission regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission regulates retail electric rates in the state of Michigan.

Wisconsin Jurisdiction

WICOR Merger Order:   As a condition of its March 15, 2000 approval of the WICOR acquisition, the PSCW ordered a qualified "five-year rate restriction period" in effect freezing electric and natural gas rates for Wisconsin Electric effective January 1, 2001. Wisconsin Energy may seek biennial rate reviews during the five-year rate restriction period limited to "carve out" changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, Wisconsin Energy's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow Wisconsin Energy to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities.

	Incremental
	Annualized		Authorized
	Revenue	Percent	Return on
	Increase	Change	Common	Effective
Service -- Wisconsin Electric	(Decrease)	in Rates	Equity	Date
	(Millions)	(%)	(%)

Retail gas (a)	$3.6	0.9%	12.2%	12/20/01
Fuel electric, WI (b)	$20.9	1.4%	-	5/03/01
Fuel electric, WI (b)	$37.8	2.5%	-	2/09/01
Fuel electric, MI	$1.0	2.4%	-	1/01/01
Retail electric, WI	$27.5	1.8%	12.2%	1/01/01
Retail electric, WI (c)	$11.3	0.8%	12.2%	8/30/00
Retail gas (c)	$(3.6)	(0.9%)	12.2%	8/30/00
Retail electric, WI (c)	$25.2	1.7%	12.2%	4/11/00
Retail gas (c)	$11.6	3.3%	12.2%	4/11/00
Fuel electric, WI	($7.8)	(0.5%)	-	5/01/99

(a)	On 11/1/01 the Milwaukee County Circuit Court overturned the PSCW's 8/30/00 final order for natural gas rates and the PSCW reinstated the higher 4/11/00 interim gas rate order, effective 12/20/01.

(b)	The 2/9/01 order was an interim order that was effective until the 5/3/01 final order was issued by the PSCW. The final 5/3/01 order superceded the 2/9/01 interim order.

(c)	The 4/11/00 order was an interim order that was effective until the 8/30/00 final order was issued by the PSCW. The retail gas 8/5/00 final order was amended in the 12/20/01 order.

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

On August 30, 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or $11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or $3.6 million lower than authorized in the interim order). Wisconsin Electric refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders. In its August 30, 2000 final order, the PSCW authorized a second $27.5 million (1.8%) increase for electric operations effective January 1, 2001. Rates in the final order were based upon a 12.2% return on common equity.

On November 14, 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court challenging the PSCW's decision to limit the final gas rate increase to $8.0 million rather than the $11.6 million found reasonable for the interim increase. On November 1, 2001 the Milwaukee County Circuit Court ruled in Wisconsin Electric's favor and remanded it back to the PSCW for action. The PSCW did not challenge the courts decision and authorized the Company to increase natural gas rates by $3.6 million effective December 20, 2001.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide ("NOx") remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures are subject to refund at the end of 2001 to the extent that actual expenditures are less than forecasted expenditures included in the final order. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for revenue requirement components associated with NOx expenditures. Wisconsin Electric's actual NOx remediation expenditures during the 2000/2001 biennial period resulted in an under-spent balance of approximately $8.0 million at the end of 2001 in the NOx escrow account which will need to be addressed in future rate making activities.

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover costs associated with the formation and operation of ATC, which was designed to enhance access and increase electric system reliability and market efficiency. Wisconsin Electric also is seeking to recover associated incremental transmission costs of the Midwest Independent System Operator, the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are due to the implementation of capital improvement projects that are expected to increase transmission capacity and reliability. The Company anticipates that cost recovery of the transmission related costs under this request and similar requests in the Michigan Jurisdiction will be earnings neutral subject to approval of these requests by the PSCW and MPSC.

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. On December 8, 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected power supply cost shortfall on January 10, 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held in mid-January 2001. On February 9, 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 power supply costs. Hearings on the final phase of the case were held in late March and early April 2001. The PSCW issued a final order on May 3, 2001, effective immediately, authorizing a total increase in rates of $58.7 million (or an additional $20.9 million over the interim order). Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs. During 2001, the Company did not over recover fuel costs.

On June 4, 2001, two consumer advocacy groups petitioned the Dane County Circuit Court for review of these decisions of the PSCW authorizing Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 power supply costs. The petitioners allege that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both the interim and final orders and remand the case to the PSCW. The matter is pending. Wisconsin Electric intends to vigorously defend the PSCW's orders and believes the Court will affirm the PSCW's actions.

Gas Cost Recovery Mechanism:   As a result of the acquisition of WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Electric and for Wisconsin Gas. In recent years, Wisconsin Electric has operated under a modified dollar-for-dollar GCRM, which included after the fact prudence reviews by the PSCW. The majority of gas costs are passed through to customers under its existing gas cost recovery mechanism.

In February 2001, the PSCW issued an order to Wisconsin Electric authorizing a new GCRM. This new GCRM, which was effective April 1, 2001, is similar to the existing GCRM at Wisconsin Gas. Under the new GCRM, gas costs will be passed directly to customers through a purchased gas adjustment clause. However, Wisconsin Electric will have the opportunity to increase or decrease earnings by up to approximately 2.5% of its total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.

Commodity Price Risk:   The gas operations of Wisconsin Electric have a commodity risk management program that has been approved by the PSCW. This program hedges the cost of natural gas and, therefore, changes in the value of the financial instruments do not impact net income. This program allows the Company's gas operations to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Electric has the ability to hedge up to 50% of its planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clause of Wisconsin Electric gas cost recovery mechanism. In addition, under the Gas Cost Incentive Mechanism, Wisconsin Electric uses derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanism.

Michigan Jurisdiction

In mid-November 2000, Wisconsin Electric submitted an application with the Michigan Public Service Commission requesting an electric retail rate increase of $3.7 million (9.4%) on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings are scheduled for April 2002 with a Proposal for Decision expected around June 1, 2002.

Electric Transmission Cost Recovery:   Consistent with requests in Wisconsin noted above, Wisconsin Electric requested from the Michigan Public Service Commission in September 2001 rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million for its operations in Michigan through the Michigan Power Supply Cost Recovery mechanism. The request is pending.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power as a result of modern digital equipment, Wisconsin Electric is evaluating and updating its electric distribution system as part of Wisconsin Energy's enhanced Power the Future strategy. The Company is taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of the Company's existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance Wisconsin Electric's current electric distribution infrastructure. In the long-term, Wisconsin Electric is initiating a new distribution system design that is expected to consistently provide the level of reliability needed for a digital economy, using new technology, advanced communications and a two-way electricity flow. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see "Corporate Developments" above.

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2001. Public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2002. However, extremely hot weather along with unexpected equipment unavailability could require Wisconsin Electric to call upon load management procedures during 2002 as it has in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, Wisconsin Electric faces potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting Wisconsin Electric, include, but are not limited to (1) air emissions, such as carbon dioxide ("CO2"), sulfur dioxide ("SO2"), nitrogen oxide ("NOx"), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants. Wisconsin Electric is currently pursuing a proactive strategy to manage its environmental issues, including (1) substitution of new and cleaner generating facilities for older facilities as part of the Power the Future strategy, (2) development of additional sources of renewable electric energy supply, (3) participation in regional initiatives to reduce the emissions of NOx from the Company's fossil fuel-fired generating facilities, (4) participation in voluntary programs with the Wisconsin Department of Natural Resources to reduce overall emissions, including mercury, from Wisconsin Electric's coal-fired power plants, (5) recycling of ash from coal-fired generating units and (6) the clean-up of former manufactured gas plant sites. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" below and "Note E -- Nuclear Operations" in the Notes to Financial Statements, respectively.

National Ambient Air Quality Standards:   In July 1997, the EPA revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. If these new standards withstand ongoing legal challenges, Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2004 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operations.

Ozone Non-Attainment Rulemaking:   In October 1998, the EPA promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. A court decision on these challenges was issued in March 2000, excluding the state of Wisconsin, but continuing to include southern Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules.

Independent of any court decisions, Wisconsin and some other states in the Lake Michigan region have concluded rulemaking proceedings that require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate, existing 1-hour ozone attainment demonstration rules required by the EPAfor the Lake Michigan region's severe non-attainment areas. In the meantime, ambient monitoring data from the past three years shows that the Lake Michigan region is now in attainment with the 1-hour ozone standard. The state of Wisconsin and other Lake Michigan region states are in the process of submitting a redesignation (to attainment) plan to the EPA. This plan will continue to require the utility NOx reductions previously required when the area was in nonattainment. The NOx reductions will now be part of the maintenance and contingency plans required by the redesignation plan.

Michigan's and Wisconsin's rules are both in effect. Wisconsin Electric currently expects to incur total capital costs of $150 million to $200 million and annual operation and maintenance costs of $6 million to $9 million during the period 2001 through 2004 to comply with the Michigan and Wisconsin rules. Wisconsin Electric believes that compliance with the NOx emission reductions requirements will substantially mitigate costs to comply with the EPA's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA will develop draft rules within the next three years. In June 2001, the Wisconsin Department of Natural Resources ("WDNR") independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. The draft rules call for 30%, 50% and 90% reductions in mercury air emissions over 5, 10 and 15 years, respectively. The draft rules also require offsets for new mercury-emitting generating facilities. Wisconsin's draft rules were not finalized before the end of 2001 and will likely be revised before being finalized. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing or potential coal-fired generating facilities.

Manufactured Gas Plant Sites:   Wisconsin Electric is voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. For further information, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements.

EPA Information Requests:   Wisconsin Electric received a request for information from the EPA regional office pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements.

LEGAL MATTERS

Giddings & Lewis Inc./City of West Allis Lawsuit:   In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In September 2001, the Wisconsin Court of Appeals overturned the $100 million punitive damage award and remanded the punitive damage claim back to the lower court for retrial. In January 2002, the Wisconsin State Supreme Court denied the plaintiffs' petition for review. For further information, see "Note L -- Commitments and Contingencies" in the Notes to Financial Statements.

Wisconsin International Electric Power Litigation:   During 1999, Wisconsin Electric and Wisconsin International Electric Power, Ltd. reached settlement of litigation brought by Wisconsin International Electric Power against Wisconsin Electric claiming that Wisconsin Electric had breached contractual duties allegedly owed to the plaintiff relating to development of an electric generating plant at Subic Bay in the Philippines. While Wisconsin Electric does not believe that it breached any contractual duties allegedly owed to the plaintiff, Wisconsin Electric paid Wisconsin International Electric Power, Ltd. $18.0 million before taxes in November 1999 to settle the case, and the plaintiff's claims were dismissed with prejudice.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC"), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2001, 2000, and 1999, Point Beach provided 25%, 23% and 22% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In July 2000, Wisconsin Electric's senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the Wisconsin Energy Board of Directors and the PSCW, the project may be completed by May 2008 and could add approximately 90 megawatts of electrical output to Point Beach.

Wisconsin Electric has formed an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by late-2002. Based upon the results of this evaluation and subject to approval by executive management and by the Board of Directors of Wisconsin Energy in early 2003, Wisconsin Electric will determine whether to seek appropriate regulatory approvals, including submittal of an application to the Nuclear Regulatory Commission, in mid 2003 for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

Used Nuclear Fuel Storage and Disposal:   During 1995, Wisconsin Electric completed construction of a facility at Point Beach for the temporary dry storage of up to 48 canisters containing used nuclear fuel. During 2000, Wisconsin Electric finished loading the last of twelve canisters originally authorized by the PSCW. On March 13, 2001, the PSCW approved a May 2000 application for authority to load additional temporary used fuel dry storage containers beyond the twelve that were originally authorized. The application requested authorization for sufficient additional containers, at a cost of up to approximately $46 million, to operate Point Beach Units 1 and 2 to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the facility. NMC is under contract with a new vendor to supply the next generation of used fuel dry storage containers for Point Beach.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $177.6 million over the life of the plant. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach in the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of August 2000, Wisconsin Electric has incurred damages in excess of $35 million, which it seeks to recover from the United States Department of Energy. Damages will continue to accrue, and, accordingly, Wisconsin Electric expects to seek to recover all of its damages in this lawsuit.

During 2000, President Clinton vetoed legislation that would have required the United States Department of Energy to establish a temporary used fuel repository in the state of Nevada until a permanent repository is available and to begin taking ownership from utilities and removing used fuel as required by the Waste Act. The Senate and the House failed to override the President's veto. Wisconsin Electric is unable to predict whether similar legislation might be reintroduced and passed during 2002 or President Bush's administration might support and sign such legislation.

In January 2002, as required by the Nuclear Waste Policy Act, the Secretary of Energy Spencer Abraham notified Nevada Governor Kenny Guinn and the Nevada Legislature that he intended to recommend to President Bush that the Yucca Mountain site is scientifically sound and suitable for development as the nation's long-term geological repository for used nuclear fuel. On February 14, 2002, Secretary Abraham provided the formal recommendation to President Bush. In a February 2002 letter to Congress, President Bush expressed his support for the development of the Yucca Mountain site. The letter also affirmed the need for a permanent repository by supporting the need for nuclear power and its cost competitiveness, as well as acknowledging that successful completion of the repository program will redeem the clear Federal legal obligation set forth in the Nuclear Waste Policy Act.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Driven by a combination of market forces, regulatory and legislative initiatives and technological changes, the nation's electric industry has followed a trend in recent years towards restructuring and increased competition. In the Midwest region, the state of Illinois passed legislation that introduced retail electric choice for large customers in 1999 and introduces choice for all retail customers by May 2002. As described in further detail below, full retail electric choice was introduced in the state of Michigan in January 2002. Congress continues to evaluate restructuring proposals at the federal level. However, severe electric supply constraints and a resulting rise in the cost of electricity in California has revitalized public debate in Wisconsin concerning deregulation. Given the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Electric cannot predict the ultimate timing or impact of a restructured electric industry on its financial position or results of operations.

Restructuring in Wisconsin:   Due to many factors, including relatively competitive electric rates charged by the state's electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focused in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

  Improvements to existing and addition of new electric transmission lines in the state;
  Addition of new generating capacity in the state;
  Modifications to the regulatory process to facilitate development of merchant generating plants;
  Development of a regional independent electric transmission system operator; and
  The previously described formation of a statewide transmission company, American Transmission Company LLC, which became operational January 1, 2001.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

Restructuring in Michigan:   In June 2000, the Governor of the state of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the MPSC to implement electric retail access in Michigan. In effect, the new law provides that all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer after January 1, 2002. The Michigan Retail Access law was characterized by Michigan Governor Engler as "Choice for those who want it and protection for those who need it."

As of January 1, 2002, Michigan retail customers of Wisconsin Electric were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. Wisconsin Electric plans to maintain its generation capacity and distribution assets and provide regulated service as they have in the past. Wisconsin Electric expects to continue providing distribution and customer service functions regardless of the customer's power supplier.

Competition and customer switching to alternative suppliers in the Company's service territories in Michigan has started very slowly with little alternate supplier activity, reflecting the small market area, the Company's competitive regulated power supply prices and a lack of interest in general of the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Natural Gas Utility Industry

Restructuring in Wisconsin:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, Wisconsin Electric is unable to predict the impact of potential future deregulation on the Company's results of operations or financial position.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In June 2001, the Financial Accounting Standards Board authorized issuance of SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. Upon adoption, the Company may be required to modify its accounting for nuclear decommissioning. Wisconsin Electric has not yet completed its evaluation of application of the SFAS 143 rules. The Company expects to adopt SFAS 143 effective January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, requires entities to test long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company adopted SFAS 144 effective January 1, 2002. Wisconsin Electric has not yet completed the evaluation of application of the SFAS 144 rules.

SIGNIFICANT ACCOUNTING POLICIES

Regulatory Accounting:   Wisconsin Electric operates under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the utility's books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. Such a charge could be material. The Company continually reviews the applicability of SFAS 71 and has determined that it is currently appropriate to continue following SFAS 71. At this time, the Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Financial Statements for additional information.

Accounting for Derivative Instruments:   SFAS 133, Accounting for Derivative Instruments and Hedging Activities, is effective for fiscal years beginning after June 15, 2000. Wisconsin Electric adopted this statement effective January 1, 2001. For further information, see "Note A -- Summary of Significant Accounting Policies" and "Note H -- Derivative Instruments" in the Notes to Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources or the state of Connecticut related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
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
  Factors affecting the availability or cost of capital such as: changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry, or the Company; or security ratings.
  Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; or changes in environmental laws and regulations.
  Authoritative generally accepted accounting principle or policy changes, such as issuance during the summer of 2001 of SFAS 141, Business Combinations; SFAS 142, Goodwill and Other Intangible Assets; SFAS 143, Accounting for Asset Retirement Obligations; and SFAS 144, Accounting for the Impairment of Long-Lived Assets from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Factors which impede execution of Wisconsin Energy's Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, local opposition to siting of new generating facilities and obtaining the investment capital from outside sources necessary to implement the strategy.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger.
  Other business or investment considerations that may be disclosed from time to time in Wisconsin Electric's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Electric undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Electric is exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
INCOME STATEMENTS
Year Ended December 31

	2001	2000	1999
	(Millions of Dollars)
Operating Revenues
Electric	$1,839.8	$1,763.4	$1,688.3
Gas	457.1	399.7	306.8
Steam	21.8	21.9	21.3
Total Operating Revenues	2,318.7	2,185.0	2,016.4

Operating Expenses
Fuel and purchased power	509.7	497.7	445.0
Cost of gas sold	319.0	258.7	174.0
Other operation and maintenance	681.9	696.1	649.5
Depreciation, decommissioning
and amortization	264.3	272.7	234.2
Property and revenue taxes	67.8	65.9	66.6
Total Operating Expenses	1,842.7	1,791.1	1,569.3

Operating Income	476.0	393.9	447.1

Other Income and Deductions
Interest income	13.2	4.0	7.5
Allowance for other funds
used during construction	1.7	2.6	3.8
Equity in earnings of unconsolidated affiliates	20.6	-	-
Other	0.5	(16.4)	(16.2)
Total Other Income and Deductions	36.0	(9.8)	(4.9)

Financing Costs
Interest expense	109.7	117.5	114.7
Allowance for borrowed funds
used during construction	(0.8)	(1.3)	(1.8)
Total Financing Costs	108.9	116.2	112.9

Income Before Income Taxes	403.1	267.9	329.3

Income Taxes	156.6	103.2	116.2
Net Income	246.5	164.7	213.1

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common
Stockholder	$245.3	$163.5	$211.9
	=====	=====	=====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
Year Ended December 31

	2001	2000	1999
	(Millions of Dollars)
Operating Activities
Net income	$246.5	$164.7	$213.1
Reconciliation to cash
Depreciation, decommissioning and amortization	277.6	287.3	265.6
Nuclear fuel expense amortization	32.3	27.4	25.8
Equity in earnings of unconsolidated affiliates	(20.6)	-	-
Deferred income taxes, net	(28.4)	(5.9)	33.7
Investment tax credit, net	(4.5)	(4.5)	(4.3)
Allowance for other funds
used during construction	(1.7)	(2.6)	(3.8)
Change in - Accounts receivable and accrued revenues	17.0	(95.7)	(3.9)
Inventories	(29.7)	(0.2)	0.8
Other current assets	27.0	31.1	(46.5)
Accounts payable	-	86.4	(42.4)
Other current liabilities	(1.7)	42.8	(1.7)
Other	12.4	41.9	(101.1)
Cash Provided by Operating Activities	526.2	572.7	335.3

Investing Activities
Capital expenditures	(377.0)	(352.5)	(346.4)
Cash distributions received from ATC	105.2	-	-
Allowance for borrowed funds
used during construction	(1.0)	(1.3)	(1.8)
Nuclear fuel	(9.9)	(41.6)	(18.6)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.7)
Other	9.4	(6.3)	(8.6)
Cash Used in Investing Activities	(290.9)	(419.3)	(393.1)

Financing Activities
Issuance of long-term debt	22.0	25.0	179.6
Retirement of long-term debt	(30.8)	(30.2)	(100.7)
Change in short-term debt	(84.6)	(7.7)	45.4
Stockholder capital contribution	-	-	150.0
Dividends paid on common stock	(130.0)	(178.6)	(179.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Cash (Used in) Provided by Financing Activities	(224.6)	(192.7)	93.5

Change in Cash and Cash Equivalents	10.7	(39.3)	35.7

Cash and Cash Equivalents at Beginning of Year	10.6	49.9	14.2

Cash and Cash Equivalents at End of Year	$21.3	$10.6	$49.9
	====	====	====
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$131.7	$137.8	$131.2
Income taxes (net of refunds)	$142.1	$59.7	$117.9

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
BALANCE SHEETS
December 31

ASSETS

	2001	2000
	(Millions of Dollars)
Property, Plant and Equipment
Electric	$5,064.4	$5,300.7
Gas	596.2	578.2
Steam	66.0	64.4
Common	334.4	372.9
Other	17.2	7.3
	6,078.2	6,323.5
Accumulated depreciation	(3,208.5)	(3,339.2)
	2,869.7	2,984.3
Construction work in progress	163.3	106.8
Leased facilities, net	116.0	121.7
Nuclear fuel, net	73.6	93.1
Net Property, Plant and Equipment	3,222.6	3,305.9

Investments
Nuclear decommissioning trust fund	589.6	613.3
Investment in ATC	128.6	-
Other	15.1	28.9
Total Investments	733.3	642.2

Current Assets
Cash and cash equivalents	21.3	10.6
Accounts receivable, net of allowance for
doubtful accounts of $22.7 and $19.7	236.1	232.7
Other accounts receivable	116.4	-
Accrued revenues	132.2	163.0
Materials, supplies and inventories	227.1	197.4
Prepayments	72.0	71.5
Deferred income taxes	-	32.5
Other	6.0	1.2
Total Current Assets	811.1	708.9

Deferred Charges and Other Assets
Deferred regulatory assets	287.4	232.0
Other	13.1	136.1
Total Deferred Charges and Other Assets	300.5	368.1

Total Assets	$5,067.5	$5,025.1
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2001	2000
	(Millions of Dollars)
Capitalization (See Statements of Capitalization)
Common equity	$1,980.1	$1,864.8
Preferred stock	30.4	30.4
Long-term debt	1,420.5	1,679.6
Total Capitalization	3,431.0	3,574.8

Current Liabilities
Long-term debt due currently	282.7	28.1
Short-term debt	172.4	257.0
Accounts payable	213.6	213.5
Payroll and vacation accrued	52.3	39.0
Taxes accrued - income and other	72.5	26.6
Interest accrued	18.3	18.8
Deferred income taxes	6.8	-
Other	60.9	84.2
Total Current Liabilities	879.5	667.2

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	399.0	466.1
Accumulated deferred investment tax credits	70.2	74.7
Deferred regulatory liabilities	141.4	123.6
Other	146.4	118.7
Total Deferred Credits and Other Liabilities	757.0	783.1

Commitments and Contingencies (Note L)	-	-

Total Capitalization and Liabilities	$5,067.5	$5,025.1
	======	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
STATEMENTS OF CAPITALIZATION
December 31

		2001	2000
		(Millions of Dollars)
Common Equity (See Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$332.9	$332.9
Other paid in capital		530.7	530.7
Retained earnings		1,116.5	1,001.2
Accumulated other comprehensive income		-	-
	Total Common Equity	1,980.1	1,864.8

Preferred Stock
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-
	Total Preferred Stock	30.4	30.4

Long-Term Debt
First mortgage bonds	7-1/4% due 2004	140.0	140.0
	7-1/8% due 2016	100.0	100.0
	6.85% due 2021	9.0	9.0
	7-3/4% due 2023	100.0	100.0
	7.05% due 2024	60.0	60.0
	9-1/8% due 2024 (Redeemed 2002)	3.4	3.4
	8-3/8% due 2026 (Redeemed 2002)	100.0	100.0
	7.70% due 2027	200.0	200.0

Debentures (unsecured)	6-5/8% due 2002	150.0	150.0
	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	3.5	4.2
	8-1/4% due 2022	25.0	25.0
	6-1/2% due 2028	150.0	150.0
	6-7/8% due 2095	100.0	100.0

Notes (unsecured)	6.36% effective rate due 2006	6.0	7.2
	2.15% variable rate due 2006 (a)	1.0	1.0
	2.15% variable rate due 2015 (a)	17.4	17.4
	1.75% variable rate due 2016 (a)	67.0	67.0
	2.15% variable rate due 2030 (a)	80.0	80.0

Obligations under capital leases		211.4	215.5
Unamortized discount		(20.5)	(22.0)
Long-term debt due currently		(282.7)	(28.1)
	Total Long-Term Debt	1,420.5	1,679.6

Total Capitalization		$3,431.0	$3,574.8
		======	======
(a) Variable interest rate as of December 31, 2001.

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
STATEMENTS OF COMMON EQUITY

				Accumulated
				Other
	Common	Other Paid	Retained	Comprehensive
	Stock	In Capital	Earnings	Income	Total
	(Millions of Dollars)

Balance - December 31, 1998	$332.9	$380.7	$985.0	$ -	$1,698.6
Net income			213.1		213.1
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Stockholder capital contribution		150.0			150.0
Balance - December 31, 1999	332.9	530.7	1,017.3	-	1,880.9
Net income			164.7		164.7
Property dividend - common stock			(1.0)		(1.0)
Cash dividends
Common stock			(178.6)		(178.6)
Preferred stock			(1.2)		(1.2)
Balance - December 31, 2000	332.9	530.7	1,001.2	-	1,864.8
Net income			246.5		246.5
Other comprehensive income (loss)
Unrealized gain (loss) on derivatives
qualified as hedges:
Unrealized losses due to cumulative
	effect of a change in accounting
principle, net of tax				(5.1)	(5.1)
Reclassification adjustment for gains
	included in net income, net of tax			5.1	5.1
Other unrealized gain (loss) arising
during period, net of tax				-	-
Comprehensive Income	-	-	246.5	-	246.5
Cash dividends
Common stock			(130.0)		(130.0)
Preferred stock			(1.2)		(1.2)
Balance - December 31, 2001	$332.9	$530.7	$1,116.5	$ -	$1,980.1
	=====	=====	======	=====	======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   The accounting records of Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), are maintained as prescribed by the Federal Energy Regulatory Commission, modified for requirements of the Public Service Commission of Wisconsin ("PSCW"). Wisconsin Electric is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee.

On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the PSCW for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas as one operation to achieve operating efficiencies and improved reliability.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:   Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

Revenues:   Revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

Wisconsin Electric's rates include base amounts for estimated fuel and purchased power costs. It can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through its rate review process with the PSCW and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates. Wisconsin Electric's retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs.

Property and Depreciation:   Utility property, plant and equipment is recorded at cost. Cost includes material, labor and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property, together with removal cost less salvage value, is charged to accumulated depreciation when property is retired.

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.6% in 2001, 4.5% in 2000, and 4.1% in 1999. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note E). General plant and software are amortized over periods approved by the state regulatory commissions.

Other property, plant and equipment is recorded at cost. Cost includes material, labor and capitalized interest. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Other Income and Deductions -- Other" in the Income Statements.

Depreciation expense is accrued at straight line rates over the estimated useful lives of the assets.

Allowance For Funds Used During Construction:   Allowance for funds used during construction ("AFUDC") is included in Wisconsin Electric's utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. In the Income Statements, the cost of borrowed funds (before income taxes) is shown as an offset to interest expense and the return on stockholders' capital is an item of non-cash other income.

As approved by the PSCW, Wisconsin Electric capitalized AFUDC at the following rates during the periods indicated:

September 1, 2000 -- continuing	10.18%
June 1, 1998 -- August 31, 2000	10.21%

Prior to August 31, 2000, based on PSCW authorization, Wisconsin Electric accrued an allowance for funds used during construction on 50% of all construction work in progress. In a rate order dated August 30, 2000, the PSCW authorized the Company to accrue AFUDC on all electric utility nitrogen oxide remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on such projects. In addition, the August PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

Materials, Supplies and Inventories:   Inventory at December 31, 2001 and 2000 consists of:

Materials,
Supplies and Inventories	2001	2000
	(Millions of Dollars)

Fossil Fuel	$101.8	$78.2
Natural Gas in Storage	43.7	36.6
Materials and Supplies	81.6	82.6
Total	$227.1	$197.4
	=====	=====

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are priced using the weighted average method of accounting.

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

Regulatory Accounting:   Wisconsin Electric accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Deferred regulatory assets and liabilities at December 31 consist of:

Deferred Regulatory Assets and Liabilities	2001	2000
	(Millions of Dollars)
Deferred Regulatory Assets
Deferred income tax related	$142.7	$148.4
Environmental costs	41.2	-
Other plant related	39.0	30.6
Deferred transmission costs	22.3	-
Lightweight aggregate plant	16.8	19.7
Department of Energy assessments	15.9	18.5
Deferred nuclear costs	4.7	8.3
Other	4.8	6.5
Total Deferred Regulatory Assets	$287.4	$232.0
	=====	=====
Deferred Regulatory Liabilities
Deferred income taxes	$103.9	$110.2
Tax and interest refunds	9.9	10.2
NOx escrow	8.6	-
Other	19.0	3.2
Total Deferred Regulatory Liabilities	$141.4	$123.6
	=====	=====

During 2000, Wisconsin Electric discontinued operation of its lightweight aggregate plant at Oak Creek Power Plant. As authorized by the PSCW, Wisconsin Electric transferred the associated remaining undepreciated plant balance of $19.7 million on December 31, 2000 to a deferred regulatory asset account, which is being amortized over the five year period ending December 31, 2005.

Income Taxes:   Wisconsin Electric is included in Wisconsin Energy's consolidated Federal income tax return. As such, Wisconsin Energy allocates Federal current tax expense or credits to Wisconsin Electric based on its separate tax computation.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment.

Derivative Financial Instruments:   The Company has physical and financial derivative instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), however use of financial instruments is limited and was immaterial as of December 31, 2001 and 2000. For further information, see Note H.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on the ability of Wisconsin Electric to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, Wisconsin Electric is prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. The Company does not believe that such restrictions will materially affect its operations.

Investments:   Investments in other affiliated companies in which the Company does not maintain control are accounted for using the equity method.

Nuclear Fuel Amortization:   The Company leases nuclear fuel and amortizes it to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier.

B -- AMERICAN TRANSMISSION COMPANY

Effective January 1, 2001 Wisconsin Electric transferred electric utility transmission system assets with a net book value of $224.1 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. During 2001, ATC issued debt and distributed $105.2 million of cash back to Wisconsin Electric as a partial return of the original equity contribution. The Company also received $10.9 million in dividends during 2001.

The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral. However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were recorded in Other Operation and Maintenance expense, Depreciation expense and Interest expense. Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance and recognizes an equity interest in ATC's reported earnings in Other Income and Deductions - Equity in earnings of unconsolidated affiliates.

C -- NON-RECURRING CHARGES

During the fourth quarter of 2000, the Company recorded one-time charges totaling $43.9 million after tax. Of this, $34.3 million was related to severance and employee benefits and other items. In connection with the WICOR merger and the divestiture of non-core businesses, approximately 170 employees received severance benefits under severance agreements and enhanced retirement initiatives. The Company has paid all of the anticipated expenses except approximately $4.3 million of severance benefits related to 128 employees as of December 31, 2001. No other adjustments were made to the reserve liability. In addition, the Company made a contribution of $9.6 million after tax to the Wisconsin Energy Foundation to assist it in becoming self-funding.

During 1999, Wisconsin Electric reached agreement in the settlement of litigation related to the development of an electric generating plant in the Philippines at an after tax cost of $10.8 million.

D -- INCOME TAXES

The Company follows the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2001	2000	1999
	(Millions of Dollars)

Current tax expense	$189.5	$113.6	$86.8
Deferred income taxes, net	(28.4)	(5.9)	33.7
Investment tax credit, net	(4.5)	(4.5)	(4.3)
Total Income Tax Expense	$156.6	$103.2	$116.2

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2001		2000		1999
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at
statutory federal tax rates	$141.0	35.0%	$93.8	35.0%	$115.2	35.0%
State income taxes
net of federal tax benefit	20.7	5.1%	14.4	5.4%	16.1	4.9%
Investment tax credit restored	(4.5)	(1.1%)	(4.5)	(1.7%)	(4.5)	(1.4%)
Flowback of prior contributions
in aid of construction	-	-	-	-	(8.1)	(2.5%)
Other, net	(0.6)	(0.2%)	(0.5)	(0.2%)	(2.5)	(0.8%)
Total Income Tax Expense	$156.6	38.8%	$103.2	38.5%	$116.2	35.2%

The components of SFAS 109 deferred income taxes classified as net current assets (liabilities) and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2001	2000	2001	2000
	(Millions of Dollars)

Property-related	$ -	$ -	$568.8	$564.5
Construction advances	-	-	(69.8)	(65.5)
Decommissioning trust	-	-	(55.0)	(52.9)
Contested liability payment	(44.5)	-	-	43.8
Recoverable gas costs	(0.5)	-	-	-
Uncollectible account expense	7.9	7.0	-	-
Employee benefits
and compensation	10.4	9.5	(30.6)	(17.4)
Asset impairment charge	10.8	10.8	-	-
Other	9.1	5.2	(14.4)	(6.4)
Total Deferred Income Taxes	($6.8)	$32.5	$399.0	$466.1

E -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant ("Point Beach") in Two Rivers, Wisconsin. Point Beach is operated by Nuclear Management Company, a company that, as of December 31, 2001, provides services to nine nuclear generating units in the Midwest. Nuclear Management Company is owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region. Wisconsin Electric currently expects the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

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

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $12.4 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $8.6 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

Nuclear Decommissioning:   Nuclear decommissioning costs are included in depreciation expense under an external sinking fund method as these costs are recovered through rates over the expected service lives of the generating units. Decommissioning expenses of $17.6 million during 2001 and 2000, and $17.7 million during 1999 were accrued under this method.

Decommissioning costs collected through rates are deposited into the nuclear decommissioning trust fund and also included in accumulated depreciation. As a result, these funds do not add to the cash flows available for general corporate purposes. Earnings on the fund balance accumulate in the nuclear decommissioning trust fund and in accumulated depreciation.

It is expected that the annual payments to the nuclear decommissioning trust fund along with related earnings will provide sufficient funds at the time of decommissioning. Wisconsin Electric believes it is probable that any shortfall in funding would be recoverable in utility rates.

The estimated cost to decommission the plant in 2001 dollars is $621 million based upon a site specific decommissioning cost study completed in 1998, and includes additional costs from prior estimates for work management by an independent decommissioning general contractor. Assuming plant shutdown at the expiration of the current operating licenses, prompt dismantlement and annual escalation of costs at specific inflation factors established by the PSCW, it is projected that approximately $1.9 billion will be spent over a thirty-three year period, beginning in 2010, to decommission the plant.

Following is a summary at December 31 of the Nuclear Decommissioning Trust Fund balance, stated at fair value, which is equal to the accrued decommissioning liability balance included in accumulated depreciation.

Nuclear Decommissioning Trust Fund	2001	2000
	(Millions of Dollars)

Total funding and realized net earnings	$434.8	$408.1
Unrealized gains, net	154.8	205.2
Total	$589.6	$613.3

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

Decontamination and Decommissioning Fund: The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2001, Wisconsin Electric has recorded its remaining estimated liability equal to projected special assessments of $15.9 million. A deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next six years ending in 2007.

F -- LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:   At December 31, 2001, the maturities and sinking fund requirements through 2006 for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)

2002	$255.3
2003	1.9
2004	141.9
2005	1.9
2006	202.9
Thereafter	908.4
Total	$1,512.3

Sinking fund requirements for the years 2002 through 2006, included in the preceding table, are $9.5 million. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized by the straight line method, over the lives of the debt issues and included as interest expense.

In January 2002, the Company redeemed $100 million of 8-3/8% first mortgage bonds due 2026 and $3.4 million of 9-1/8% first mortgage bonds due 2024. Early redemption of this long-term debt was financed through the issuance of short-term commercial paper.

Obligations Under Capital Leases:   In 1997, Wisconsin Electric entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric treats this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight line basis over the original 25-year term of the contract.

The long-term power purchase contract is treated as an operating lease for rate-making purposes and the minimum lease payments are recorded as purchased power expense on the Income Statements. Such payments totaled $21.5 million, $21.0 million and $20.4 million during 2001, 2000 and 1999, respectively. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs under capital lease accounting are recorded as a deferred regulatory asset (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced over the remaining life of the contract.

Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense for a period of 60 months or until the removal of the fuel from the reactor, if earlier. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $3.3 million, $3.9 million and $3.5 million during 2001, 2000 and 1999, respectively.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2001	2000
	(Millions of Dollars)
Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(24.3)	(18.6)
Total Leased Facilities	$116.0	$121.7
	=====	=====
Nuclear Fuel
Under capital lease	$127.5	$121.4
Accumulated amortization	(80.0)	(63.1)
In process/stock	26.1	34.8
Total Nuclear Fuel	$73.6	$93.1
	=====	=====

Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2001 are as follows:

	Purchase
	Power	Nuclear
Capital Lease Obligations	Commitment	Fuel Lease	Total
	(Millions of Dollars)

2002	$26.9	$29.8	$56.7
2003	28.0	16.1	44.1
2004	29.0	9.0	38.0
2005	30.1	5.1	35.2
2006	31.2	1.1	32.3
Later Years	469.9	-	469.9
Total Minimum Lease Payments	615.1	61.1	676.2
Less: Estimated Executory Costs	(127.7)	-	(127.7)
Net Minimum Lease Payments	487.4	61.1	548.5
Less: Interest	(332.4)	(4.7)	(337.1)
Present Value of Net
Minimum Lease Payments	155.0	56.4	211.4
Less: Due Currently	-	(27.4)	(27.4)
	$155.0	$29.0	$184.0

G -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2001		2000
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars)

Banks and other	$60.9	1.90%	$50.0	6.49%
Commercial paper	111.5	1.87%	207.0	6.60%
	$172.4	1.88%	$257.0	6.58%

On December 31, 2001, Wisconsin Electric had $138 million of total available unused short-term borrowing capacity under existing commercial paper programs and other short-term borrowing arrangements. On that date, Wisconsin Electric had $250 million of available unused lines of bank credit to support its outstanding commercial paper program and other short-term borrowing arrangements.

H -- DERIVATIVE INSTRUMENTS

Effective January 1, 2001 the Company adopted SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As of the date of adoption, SFAS 133 required that the difference between the fair value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in Net Income or Accumulated Other Comprehensive Income, as appropriate, as a cumulative effect of a change in accounting principle.

Wisconsin Electric had a limited number of physical commodity contracts that are defined as derivatives under SFAS 133 during 2001 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of electric forward contracts which are used to manage the supply of and demand for electricity. With the adoption of SFAS 133 on January 1, 2001, the fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and as a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income in accordance with the transition provisions of SFAS 133. The impact of this transition as of January 1, 2001 was a $5.1 million reduction in Accumulated Other Comprehensive Income which was reclassified into earnings during 2001.

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

For the year ended December 31, 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Electric did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. As of December 31, 2001, Wisconsin Electric had no material derivative instruments outstanding.

The Financial Accounting Standards Board continues to develop interpretative guidance for SFAS 133 which may impact Wisconsin Electric's application of the standard in the future.

I -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Electric's recorded financial instruments at December 31 are as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Nuclear decommissioning trust fund	$589.6	$589.6	$613.3	$613.3
Preferred stock -- no redemption required	$30.4	$16.7	$30.4	$15.4
Long-term debt including
current portion	$1,512.3	$1,549.6	$1,514.2	$1,473.9

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short maturities of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note E). The fair values of Wisconsin Electric's preferred stock are estimated based upon the quoted market value for the same or similar issues. The fair value of Wisconsin Electric's long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.

J -- BENEFITS

Pensions and Other Postretirement Benefits:   Wisconsin Electric provides defined benefit pension and other postretirement benefit plans to employees. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

			Other Postretirement
	Pension Benefits		Benefits
Status of Benefit Plans	2001	2000	2001	2000
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$773.5	$749.8	$173.4	$192.3
Service cost	18.5	14.4	6.2	4.2
Interest cost	57.0	55.3	13.6	14.4
Plan participants' contributions	-	-	5.8	5.3
Plan amendments	-	4.6	-	(29.7)
Actuarial loss	14.9	0.2	21.9	2.2
Special termination benefits	-	1.2	-	-
Benefits paid	(57.7)	(52.0)	(15.6)	(15.3)
Benefit Obligation at December 31	$806.2	$773.5	$205.3	$173.4

Change in Plan Assets
Fair Value at January 1	$873.2	$915.2	$79.4	$82.3
Actual return on plan assets	(60.3)	8.4	(0.1)	(1.7)
Employer contributions	1.2	1.6	11.5	8.8
Plan participants' contributions	-	-	5.8	5.3
Benefits paid	(57.7)	(52.0)	(15.6)	(15.3)
Fair Value at December 31	$756.4	$873.2	$81.0	$79.4

Funded Status of Plans
Funded status at December 31	$(49.8)	$99.7	($124.3)	($94.0)
Unrecognized
Net actuarial loss (gain)	18.4	(123.9)	44.1	8.5
Prior service cost	26.2	29.6	0.3	0.3
Net transition (asset) obligation	(6.8)	(9.0)	16.8	26.6
Net Asset (Accrued Benefit Cost)	($12.0)	($3.6)	($63.1)	($58.6)

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

			Other Postretirement
	Pension Benefits		Benefits
Benefit Plan Cost Components	2001	2000	1999	2001	2000	1999
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$18.5	$14.4	$15.6	$ 6.2	$4.2	$3.3
Interest cost	57.0	55.3	49.2	13.6	14.4	12.4
Expected return on plan assets	(71.3)	(68.4)	(62.4)	(6.8)	(7.0)	(5.8)
Amortization of:
Transition (asset) obligation	(2.2)	(2.2)	(2.2)	1.5	4.6	4.6
Prior service cost	3.3	3.9	3.1	0.1	0.1	0.2
Actuarial loss (gain)	0.9	0.5	0.6	1.5	(0.2)	0.1
Terminations/curtailment	-	1.2	-	-	8.8	-
Net Periodic Benefit Cost	$6.2	$4.7	$3.9	$16.1	$24.9	$14.8

Weighted-Average Assumptions
at December 31 (%)
Discount rate	7.25	7.5	7.5	7.25	7.5	7.5
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to	4.5 to	4.75 to	4.5 to	4.5 to	4.75 to
	5.0	5.0	5.0	5.0	5.0	5.0

Pension Plans:   Pension plan assets, the majority of which are equity securities, are held by pension trusts. Other pension plan assets include corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. This table represents both qualified and non-qualified pension plan obligations.

Open window benefits were offered in 2000 to certain participants in the Wisconsin Electric Retirement Account Plan. This benefit enhancement resulted in a one-time FAS 88 cost of $0.7 million.

Other Postretirement Benefits Plans:   Wisconsin Electric uses Employees' Benefit Trusts to fund a major portion of other postretirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

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

The assumed health care cost trend rate for 2002 is at 10% for all plan participants decreasing gradually to 5% in 2007 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Postretirement benefit obligation	$15.8	($14.3)
Total of service and interest cost components	$2.0	($1.8)

Savings Plans:   Wisconsin Electric sponsors savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $8.3 million, $9.0 million and $8.7 million during 2001, 2000 and 1999, respectively.

K -- SEGMENT REPORTING

Wisconsin Electric, a wholly-owned subsidiary of Wisconsin Energy Corporation, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, natural gas and steam utility segments. The accounting policies of the reportable operating segments are the same as those described in Note A.

The electric utility engages in the generation, transmission, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas in three service areas in southeastern, east central, and northern Wisconsin. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee, Wisconsin area.

Summarized financial information concerning Wisconsin Electric's reportable operating segments for each of the years ended December 31, 2001, 2000 and 1999 is shown in the following table.

	Reportable Operating Segments
Year Ended	Electric	Gas	Steam	Other (a)	Total
	(Millions of Dollars)
December 31, 2001

Operating Revenues (b)	$1,839.8	$457.1	$21.8	$ -	$2,318.7
Depreciation, Decommissioning
and Amortization	$231.7	$29.3	$3.3	-	$264.3
Operating Income (c)	$446.2	$28.6	$1.2	-	$476.0
Equity in Earnings (Losses)
of Unconsolidated Affiliates	$20.6	-	-	-	$20.6
Capital Expenditures	$324.4	$34.5	$3.1	$15.0	$377.0
Total Assets (d)	$4,265.6	$499.8	$48.6	$253.5	$5,067.5

December 31, 2000

Operating Revenues (b)	$1,763.4	$399.7	$21.9	$ -	$2,185.0
Depreciation, Decommissioning
and Amortization	$239.5	$30.0	$3.2	-	$272.7
Operating Income (c)	$368.9	$23.2	$1.8	-	$393.9
Capital Expenditures	$318.9	$32.1	$1.2	$0.3	$352.5
Total Assets (d)	$4,163.1	$445.3	$48.0	$368.7	$5,025.1

December 31, 1999

Operating Revenues (b)	$1,688.3	$306.8	$21.3	$ -	$2,016.4
Depreciation, Decommissioning
and Amortization	$207.9	$23.7	$2.6	-	$234.2
Operating Income (c)	$412.9	$31.7	$2.5	-	$447.1
Capital Expenditures	$313.7	$31.7	$1.3	($0.3)	$346.4
Total Assets (d)	$4,179.3	$427.2	$47.6	$247.8	$4,901.9

(a)	Primarily other property and investments, materials and supplies and deferred charges.

(b)	Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

(c)	Interest income and interest expense are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

L -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   Certain commitments have been made in connection with estimated total capital expenditures of approximately $370 million during 2002.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In April 2000, the Circuit Court Judge imposed sanctions against Wisconsin Electric related to representations made by Wisconsin Electric during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. Wisconsin Electric appealed the judgment entered on the jury's verdict with respect to the punitive damages, as well as the Judge's ruling on the sanctions matter. Wisconsin Electric did not reflect any charges to expense for the punitive damage award or sanctions because management, based in part on the advice of counsel, believed it would prevail on appeal.

On September 5, 2001, the Wisconsin Court of Appeals, District 1, reversed the $100 million punitive damage judgment award rendered by the trial court in its entirety and ordered a new trial on the issue of punitive damages only and reversed the sanctions order in its entirety. In January 2002, the Wisconsin State Supreme Court denied the plaintiffs' petition for review and sent the case back to the trial court for the new trial on the issue of punitive damages. The punitive damage payment was returned to the Company with interest in early 2002. The Company expects that a new trial will be held on the issue of punitive damages in 2003. This matter is still pending final resolution and, therefore, the final financial impact, if any, is not known at this time.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric tendered a contested liability payment of $110 million to the Milwaukee County Clerk of Circuit Court, representing the $104.5 million verdict and $5.5 million of accrued interest. (The payment was recorded in "Deferred Charges and Other Assets - Other" on the 2000 balance sheet. It has been classified along with interest due as "Other Accounts Receivable" on the 2001 balance sheet.) Under Wisconsin law, the Appellate Court decision makes the plaintiffs liable to Wisconsin Electric for the $100 million of punitive damages plus accrued interest originally tendered in December 1999 plus accrued interest subsequent to December 1999. During 2001, the Company recorded interest income of $10.5 million based on the Appellate Court decision.

On August 21, 2000 and September 29, 2000, two shareholders who had made prior demands upon Wisconsin Energy and Wisconsin Electric to initiate a shareholder derivative suit against certain officers, directors, employees and agents of Wisconsin Electric as a result of the City of West Allis/Giddings & Lewis litigation, filed suits on behalf of Wisconsin Energy shareholders in Milwaukee County Circuit Court. A special committee of independent directors of Wisconsin Energy determined after investigation that a derivative proceeding was not in Wisconsin Energy's best interests. Wisconsin Energy agreed to mediation of the matter which resulted in an acceptable proposal to settle the cases. The Court granted preliminary approval of the settlement agreement on October 29, 2001 and authorized sending notice of the settlement to the shareholders. A final hearing on approval of the settlement agreement was held on January 25, 2002 at which time the Court gave final approval to the settlement and dismissed the cases. The settlement did not have a significant impact on financial position or results of operations.

Environmental Matters:   Wisconsin Electric periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, Wisconsin Electric expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. Wisconsin Electric has performed a preliminary assessment of twenty-one sites, including eleven of the manufactured gas plant sites discussed below, and expects to discuss these sites with the Wisconsin Department of Natural Resources as necessary. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   Wisconsin Electric is investigating the remediation of former manufactured gas plant sites that were previously used by the Company. Based on this preliminary investigation, the Company estimates that the future costs for detailed site investigation and future remediation costs may range from $25-$40 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2001, Wisconsin Electric has established reserves of $25 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs it has spent to date and accrued.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion by-products. However, such coal-ash by-products have been, and to some degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the fuel costs of Wisconsin Electric. During 2001, the Company incurred $1.2 million in coal-ash remediation expenses and incurred $2.9 million in 2000.

As a result of the Cooperative Agreement, an innovative regulatory agreement signed with the Wisconsin Department of Natural Resources in February 2001, the Company is now able to recover fly ash from it's landfills and mix it with coal for combustion at Pleasant Prairie Power Plant. In this way, the carbon left in the ash is recovered as "ash fuel" and the resulting fly ash produced is a high value product sold as replacement for cement.

Information Requests:   Wisconsin Electric, has received a request for information from the United States Environmental Protection Agency ("U.S. EPA") regional office pursuant to Section 114(a) of the Clean Air Act. This request seeks information relating to operations of Wisconsin Electric's power plants. Wisconsin Electric has submitted information responsive to this request. This information request is similar to those issued by the U.S. EPA to numerous electric utility companies over the past two years. The Company will continue to cooperate with the U.S. EPA on this matter. At this time, Wisconsin Electric cannot predict whether the U.S. EPA will allege past violations that might subject the Company to fines or penalties.

M -- TRANSACTIONS WITH ASSOCIATED COMPANIES

Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. Wisconsin Electric received stockholder capital contributions from Wisconsin Energy of $150 million in 1999. Intercompany sales, accounts receivable and accounts payable are all immaterial.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying balance sheet and statement of capitalization of Wisconsin Electric Power Company as of December 31, 2001, and the related statements of income, common equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Electric Power Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Milwaukee, Wisconsin

February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the
    Stockholders of Wisconsin Electric Power Company

In our opinion, the balance sheet and statement of capitalization as of December 31, 2000 and the related statements of income, of common equity and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Wisconsin Electric Power Company at December 31, 2000 and for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants in 2001 was previously reported in a Current Report on Form 8-K dated as of March 8, 2001 and Amendment No. 1 thereto on Form 8-K/A dated as of March 30, 2001.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Electric's definitive Information Statement for its Annual Meeting of Stockholders to be held April 26, 2002 (the "2002 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2002 Annual Meeting Information Statement is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Wisconsin Electric's Common Stock (100% of such class) is owned by its parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. The information concerning their beneficial ownership of Wisconsin Energy Corporation stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2002 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Income Statements for the three years ended December 31, 2001.

Statements of Cash Flows for the three years ended December 31, 2001.

Balance Sheets at December 31, 2001 and 2000.

Statements of Capitalization at December 31, 2001 and 2000.

Statements of Common Equity for the three years ended December 31, 2001.

Notes to Financial Statements.

Reports of Independent Public Accountants.

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

No Current Reports on Form 8-K were filed by Wisconsin Electric during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN ELECTRIC POWER COMPANY

By	/s/RICHARD A. ABDOO
Date: March 22, 2002	Richard A. Abdoo, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/RICHARD A. ABDOO	March 22, 2002
Richard A. Abdoo, Chairman of the Board, Chief Executive
Officer and Director -- Principal Executive Officer

/s/PAUL DONOVAN	March 22, 2002
Paul Donovan, Senior Vice President and Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	March 22, 2002
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 22, 2002
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 22, 2002
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 22, 2002
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 22, 2002
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	March 22, 2002
Willie D. Davis, Director

/s/RICHARD R. GRIGG	March 22, 2002
Richard R. Grigg, Director

/s/FREDERICK P. STRATTON, JR.	March 22, 2002
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 22, 2002
George E. Wardeberg, Director

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to

Annual Report on Form 10-K
For the year ended December 31, 2001

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Electric. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

3	Articles of Incorporation and By-laws

3.1*

Restated Articles of Incorporation of Wisconsin Electric Power Company ("Wisconsin Electric"), as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric's 12/31/94 Form 10-K.)

	3.2*	By-laws of Wisconsin Electric, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric's 3/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric. (Exhibit 3.1 herein.)

Mortgage, Indenture, Supplemental Indenture or Securities Resolutions:

	4.2*	Mortgage and Deed of Trust of Wisconsin Electric, dated October 28, 1938. (Exhibit B-1 under File No. 2-4340.)

	4.3*	Second Supplemental Indenture of Wisconsin Electric, dated June 1, 1946. (Exhibit 7-C under File No. 2-6422.)

	4.4*	Third Supplemental Indenture of Wisconsin Electric, dated March 1, 1949. (Exhibit 7-C under File No. 2-8456.)

	4.5*	Fourth Supplemental Indenture of Wisconsin Electric, dated June 1, 1950. (Exhibit 7-D under File No. 2-8456.)

	4.6*	Fifth Supplemental Indenture of Wisconsin Electric, dated May 1, 1952. (Exhibit 4-G under File No. 2-9588.)

	4.7*	Sixth Supplemental Indenture of Wisconsin Electric, dated May 1, 1954. (Exhibit 4-H under File No. 2-10846.)

	4.8*	Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1956. (Exhibit 4-I under File No. 2-12400.)

	4.9*	Eighth Supplemental Indenture of Wisconsin Electric, dated April 1, 1958. (Exhibit 2-I under File No. 2-13937.)

	4.10*	Ninth Supplemental Indenture of Wisconsin Electric, dated November 15, 1960. (Exhibit 2-J under File No. 2-17087.)

	4.11*	Tenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1966. (Exhibit 2-K under File No. 2-25593.)

	4.12*	Eleventh Supplemental Indenture of Wisconsin Electric, dated November 15, 1967. (Exhibit 2-L under File No. 2-27504.)

	4.13*	Twelfth Supplemental Indenture of Wisconsin Electric, dated May 15, 1968. (Exhibit 2-M under File No. 2-28799.)

	4.14*	Thirteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1969. (Exhibit 2-N under File No. 2-32629.)

	4.15*	Fourteenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1969. (Exhibit 2-O under File No. 2-34942.)

	4.16*	Fifteenth Supplemental Indenture of Wisconsin Electric, dated July 15, 1976. (Exhibit 2-P under File No. 2-54211.)

	4.17*	Sixteenth Supplemental Indenture of Wisconsin Electric, dated January 1, 1978. (Exhibit 2-Q under File No. 2-61220.)

	4.18*	Seventeenth Supplemental Indenture of Wisconsin Electric, dated May 1, 1978. (Exhibit 2-R under File No. 2-61220.)

	4.19*	Eighteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1978. (Exhibit 2-S under File No. 2-61220.)

	4.20*	Nineteenth Supplemental Indenture of Wisconsin Electric, dated August 1, 1979. (Exhibit (a)2(a) to Wisconsin Electric's 9/30/79 Form 10-Q.)

	4.21*	Twentieth Supplemental Indenture of Wisconsin Electric, dated November 15, 1979. (Exhibit (a)2(a) to Wisconsin Electric's 12/31/79 Form 10-K.)

	4.22*	Twenty-First Supplemental Indenture of Wisconsin Electric, dated April 15, 1980. (Exhibit (4)-21 under File No. 2-69488.)

	4.23*	Twenty-Second Supplemental Indenture of Wisconsin Electric, dated December 1, 1980. (Exhibit (4)-1 to Wisconsin Electric's 12/31/80 Form 10-K.)

	4.24*	Twenty-Third Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 to Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.25*	Twenty-Fourth Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 to Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.26*	Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986. (Exhibit (4)-25 to Wisconsin Electric's 12/31/86 Form 10-K.)

	4.27*	Twenty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 1, 1988. (Exhibit 4 to Wisconsin Electric's 1/26/88 Form 8-K.)

	4.28*	Twenty-Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1988. (Exhibit 4 to Wisconsin Electric's 3/31/88 Form 10-Q.)

	4.29*	Twenty-Eighth Supplemental Indenture of Wisconsin Electric, dated September 1, 1989. (Exhibit 4 to Wisconsin Electric's 9/30/89 Form 10-Q.)

	4.30*	Twenty-Ninth Supplemental Indenture of Wisconsin Electric, dated October 1, 1991. (Exhibit 4-1 to Wisconsin Electric's 12/31/91 Form 10-K.)

	4.31*	Thirtieth Supplemental Indenture of Wisconsin Electric, dated December 1, 1991. (Exhibit 4-2 to Wisconsin Electric's 12/31/91 Form 10-K.)

	4.32*	Thirty-First Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-1 to Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.33*	Thirty-Second Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-2 to Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.34*	Thirty-Third Supplemental Indenture of Wisconsin Electric, dated October 1, 1992. (Exhibit 4-1 to Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.35*	Thirty-Fourth Supplemental Indenture of Wisconsin Electric, dated November 1, 1992. (Exhibit 4-2 to Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.36*	Thirty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1992. (Exhibit 4-1 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.37*	Thirty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1993. (Exhibit 4-2 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.38*	Thirty-Seventh Supplemental Indenture of Wisconsin Electric, dated March 15, 1993. (Exhibit 4-3 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.39*	Thirty-Eighth Supplemental Indenture of Wisconsin Electric, dated August 1, 1993. (Exhibit (4)-1 to Wisconsin Electric's 6/30/93 Form 10-Q.)

	4.40*	Thirty-Ninth Supplemental Indenture of Wisconsin Electric, dated September 15, 1993. (Exhibit (4)-1 to Wisconsin Electric's 9/30/93 Form 10-Q.)

	4.41*	Fortieth Supplemental Indenture of Wisconsin Electric, dated January 1, 1996. (Exhibit (4)-1 to Wisconsin Electric's 1/1/96 Form 8-K.)

	4.42*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric's 12/31/95 Form 10-K.)

	4.43*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric's 12/31/95 Form 10-K.)

4.44*

Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K (File No. 001-09057).)

	4.45*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 to Wisconsin Electric's 6/30/98 Form 10-Q.)

	4.46*	Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 to Wisconsin Electric's 12/31/99 Form 10-K.)

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

10.1*

Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of June 2, 1999. (Exhibit (10)-1 to Wisconsin Energy Corporation's 6/30/1999 Form 10-Q (File No. 001-09057).)** See Note.

10.2*

Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.3*

Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated December 1, 2000, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.4*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.5*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.6*

Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q (File No. 001-09057).) ** See Note.

10.7*

Senior Officer Change in Control Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective July 18, 2000. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/00 Form 10-Q (File No. 001-09057).)** See Note.

10.8*

Senior Officer Change in Control, Severance, Special Pension, and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective November 8, 2000. (Exhibit 10.1 to Wisconsin Energy Corporation's 9/30/00 Form 10-Q (File No. 001-09057.)** See Note.

10.9*

Employment Agreement with George E. Wardeberg as Vice Chairmen of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (Exhibit 10.2(a) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.10*

Non-Qualified Stock Option Agreement with George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment Agreement. (Exhibit 10.2(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.11*

Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective January 29, 2001. (Exhibit 10.20 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)**See Note.

	10.12*	Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader. (Exhibit 10.1 to WICOR, Inc.'s 9/30/99 Form 10-Q (File No. 001-07951).)**See Note.

10.13*

Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

10.14*

Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

10.15*

Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/01 Form 10-Q (File No. 001-09057).)** See Note.

10.16*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.17*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K (File No. 001-09057).)** See Note.

	10.18*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

10.19*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.20*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.21*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.22*

Form of Director Nonstatutory Stock Option Agreement for February, 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.23*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.24*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.'s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

10.25*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

10.26*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the shareholders at the 2001 annual meeting. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of shareholders (File No. 001-09057).)** See Note.

	10.27*	Service Agreement, dated April 25, 2000, between Wisconsin Electric and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.28*

Service Agreement, dated December 29, 2000, between Wisconsin Electric and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.29*	Affiliated Interest Agreement (Service Agreement), dated May 1, 2001, between Wisconsin Energy Corporation and its affiliates. (Exhibit 10.1 to Wisconsin Electric's 9/30/01 Form 10-Q.)** See Note.

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric

23	Consents of experts and counsel

	23.1	Arthur Andersen LLP -- Milwaukee, WI Consent of Independent Public Accountants for the year ended December 31, 2001.

	23.2	PricewaterhouseCoopers LLP -- Milwaukee, WI Consent of Independent Accountants for the two years ended December 31, 2000.

99	Additional Exhibits

	99.1	Letter regarding representations made by Arthur Andersen LLP.