Form 10-Q
period 2002-03-31
WISCONSIN ELECTRIC POWER CO
filed 2002-05-14
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (April 30, 2002):

Common Stock, $10 Par Value	33,289,327 shares outstanding.

Wisconsin Energy Corporation is the sole holder of Wisconsin Electric Power Company Common Stock.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements
Condensed Income Statements
Condensed Balance Sheets
Condensed Statements of Cash Flows
Notes to Condensed Financial Statements

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

4.	Submission of Matters to a Vote of Security Holders

6.	Exhibits and Reports on Form 8-K ...........................................................................................

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

In April 2002, Wisconsin Energy introduced a single, unified trade name, "We Energies" for the operations of Wisconsin Electric and its affiliate, Wisconsin Gas Company ("Wisconsin Gas"), a wholly-owned subsidiary of Wisconsin Energy. Through the We Energies trade name, Wisconsin Energy intends to create a strong, unified utility branding that will represent Wisconsin Energy's brand and products and reinforce the core attributes of the organization. Under the new name, the Company offers customers the ability to meet all of their energy needs with one call. In addition, some of the new services being introduced to customers include automated meter reading, a portfolio of power quality services, and faster, more complete information during storm outages.

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Electric's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Electric's 2001 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2002	2001
	(Millions of Dollars)

Operating Revenues	$586.7	$706.6

Operating Expenses
Fuel and purchased power	115.6	131.9
Cost of gas sold	86.5	189.7
Other operation and maintenance	172.4	177.9
Depreciation, decommissioning
and amortization	64.3	65.5
Property and revenue taxes	18.4	18.3
Total Operating Expenses	457.2	583.3

Operating Income	129.5	123.3

Other Income and Deductions
Interest income	1.0	0.6
Allowance for other funds
used during construction	0.3	0.3
Equity in earnings of unconsolidated affiliate	5.8	8.4
Other	(4.5)	(0.3)
Total Other Income and Deductions	2.6	9.0

Financing Costs
Interest expense	24.5	29.2
Allowance for borrowed funds
used during construction	(0.2)	(0.1)
Total Financing Costs	24.3	29.1

Income Before Income Taxes	107.8	103.2

Income Taxes	41.4	40.5
Net Income	66.4	62.7

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available for Common
Stockholder	$66.1	$62.4
	====	====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Electric	$5,127.2	$5,064.4
Gas	603.1	596.2
Steam	66.2	66.0
Common	338.2	334.4
Other	17.2	17.2
Accumulated depreciation	(3,250.2)	(3,208.5)
	2,901.7	2,869.7
Construction work in progress	145.0	163.3
Leased facilities, net	114.5	116.0
Nuclear fuel, net	73.7	73.6
Net Property, Plant and Equipment	3,234.9	3,222.6

Investments	728.1	733.3

Current Assets
Cash and cash equivalents	12.3	21.3
Accounts receivable	259.2	236.1
Other accounts receivable	-	116.4
Accrued revenues	113.7	132.2
Materials, supplies and inventories	190.9	227.1
Prepayments and other assets	108.2	78.0
Total Current Assets	684.3	811.1

Deferred Charges and Other Assets	313.1	300.5
Total Assets	$4,960.4	$5,067.5
	======	======
Capitalization and Liabilities

Capitalization
Common equity	$2,000.4	$1,980.1
Preferred stock	30.4	30.4
Long-term debt	1,417.5	1,420.5
Total Capitalization	3,448.3	3,431.0

Current Liabilities
Long-term debt due currently	174.5	282.7
Short-term debt	92.0	172.4
Accounts payable	157.7	213.6
Accrued liabilities	241.5	143.1
Other	78.6	67.7
Total Current Liabilities	744.3	879.5

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	396.2	399.0
Other	371.6	358.0
Total Deferred Credits and Other Liabilities	767.8	757.0
Total Capitalization and Liabilities	$4,960.4	$5,067.5
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31
2002	2001
(Millions of Dollars)
Operating Activities
Net income	$66.4	$62.7
Reconciliation to cash
Depreciation, decommissioning and amortization	69.2	69.1
Nuclear fuel expense amortization	8.4	8.4
Equity in earnings of unconsolidated affiliate	(5.8)	(8.4)
Deferred income taxes and investment tax credits, net	(55.8)	(2.5)
Change in -	Accounts receivable and accrued revenues	(4.6)	19.6
Other accounts receivable	116.4	-
Inventories	36.2	44.4
Other current assets	15.4	-
Accounts payable	(55.9)	(37.2)
Other current liabilities	116.1	38.6
Other	11.5	3.3
Cash Provided by Operating Activities	317.5	198.0

Investing Activities
Capital expenditures	(67.5)	(64.6)
Nuclear fuel	(11.2)	(1.0)
Nuclear decommissioning funding	(4.4)	(4.4)
Other	(3.6)	(3.5)
Cash Used in Investing Activities	(86.7)	(73.5)

Financing Activities
Dividends paid on common stock	(44.9)	(32.5)
Dividends paid on preferred stock	(0.3)	(0.3)
Retirement of long-term debt	(114.2)	(6.9)
Change in short-term debt	(80.4)	(63.9)
Cash Used in Financing Activities	(239.8)	(103.6)

Change in Cash and Cash Equivalents	(9.0)	20.9

Cash and Cash Equivalents at Beginning of Period	21.3	10.6

Cash and Cash Equivalents at End of Period	$12.3	$31.5
====	====
Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$22.4	$25.3
Income taxes (net of refunds)	($10.7)	$8.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited condensed financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric 's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.	Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Long-Lived Assets:   In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment of Long-Lived Assets. SFAS 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, requires entities to test long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company adopted SFAS 144 effective January 1, 2002.

RESERVES
4.

In connection with the April 2000 WICOR merger, Wisconsin Electric recorded certain reserves in the fourth quarter of 2000 for approximately 170 employees for benefits under severance agreements and enhanced retirement initiatives. As of March 31, 2002, approximately $2.4 million of severance benefits related to 118 employees remained as a liability on the balance sheet.

COMMON EQUITY
5.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Electric had the following total Comprehensive Income during the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$66.4	$62.7
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) During the Period
on Derivatives Qualified as Hedges
Unrealized losses due to cumulative
Effect of change in accounting principle	-	(5.1)
Change in value	-	(0.6)
Reclassification to earnings	(0.8)	-
Net Unrealized Losses	(0.8)	(5.7)
Total Other Comprehensive Loss	(0.8)	(5.7)
Total Comprehensive Income	$65.6	$57.0
	====	====

SEGMENT INFORMATION
6.	Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three month periods ended March 31, 2002 and 2001 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2002
Operating Revenues (a)	$436.1	$142.4	$8.2	$586.7
Operating Income	98.1	29.1	2.3	129.5

March 31, 2001
Operating Revenues (a)	$448.8	$248.7	$9.1	$706.6
Operating Income	89.5	30.1	3.7	123.3

(a) Wisconsin Electric accounts for intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
7.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In April 2000, the Circuit Court Judge imposed sanctions against Wisconsin Electric related to representations made during trial that Wisconsin Electric had no insurance coverage for the punitive damage award. Wisconsin Electric appealed the judgment entered on the jury's verdict with respect to the punitive damages, as well as the Judge's ruling on the sanctions matter. Wisconsin Electric did not reflect any charges to expense for the punitive damage award or sanctions because management, based in part on the advice of counsel, believed it would prevail on appeal.

On September 5, 2001, the Wisconsin Court of Appeals, District 1, reversed the $100 million punitive damage judgment award rendered by the trial court in its entirety and ordered a new trial on the issue of punitive damages only and reversed the sanctions order in its entirety. In January 2002, the Wisconsin State Supreme Court denied the plaintiffs petition for review and sent the case back to the trial court for the new trial on the issue of punitive damages. The trial court has scheduled the trial to begin on October 21, 2002. This matter is still pending final resolution and therefore the final financial impact, if any, is not known at this time.

In December 1999, in order to stop the post-judgment accrual of interest at 12% during the pendency of the appeal, Wisconsin Electric had tendered a contested liability payment of $110 million to the Milwaukee County Clerk of Circuit Court, representing the $104.5 million verdict and $5.5 million of accrued interest. (The payment was reflected along with interest due as "Other Accounts Receivable" on the December 31, 2001 balance sheet.) Under Wisconsin law, the Appellate Court decision made the plaintiffs liable to Wisconsin Electric for the $100 million of punitive damages plus accrued interest originally tendered in December 1999 plus accrued interest subsequent to December 1999. This payment was returned to the Company with interest in early 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wisconsin Electric Power Company, a wholly-owned subsidiary of Wisconsin Energy Corporation, is an energy utility with electric, natural gas and steam utility operations.

Cautionary Factors:   A number of forward-looking statements are included in this document. When used, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those that are described, including the factors that are noted throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002

EARNINGS

Earnings increased by $3.7 million or 5.9% in the first quarter of 2002 compared with the first quarter of 2001, primarily reflecting improved recovery of electric fuel and purchased power costs and reduced operating and interest costs, partially offset by reduced total gas margin and costs associated with the redemption of $103.4 million of long-term debt with a weighted average interest rate of 8.4%. The Company's total revenues decreased by $119.9 million or 17.0% in the first quarter of 2002 compared to first quarter 2001. The primary reason for this decline is a $106.3 million decrease in revenues from the gas utility segment, reflecting the decline in purchased gas costs that flow through to customers and do not impact margin.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first quarter of 2002 with similar information for the first quarter of 2001.

	Three Months Ended March 31
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$436.1	$448.8	(2.8%)
Fuel and Purchased Power
Fuel	62.4	79.5	(21.5%)
Purchased Power	51.1	50.5	(1.2%)
Total Fuel and Purchased Power	113.5	130.0	(12.7%)
Gross Margin	$322.6	$318.8	1.2%
	=====	=====

During the first quarter of 2002, total electric utility operating revenues decreased by $12.7 million or 2.8% when compared with the first quarter of 2001, reflecting a decrease due to lower overall electric megawatt-hour sales during the first quarter of 2002 resulting from the effects of a soft economy and warmer winter weather partially offset by higher retail electric rates under Wisconsin's fuel cost adjustment procedure that became effective in February and May 2001.As measured by heating degree days, the first quarter of 2002 was 11.1% warmer than the first quarter of 2001 and 8.7% warmer than normal.

Electric gross margin increased 1.2% between the comparative periods primarily due to lower fuel and purchased power costs, which more than offset the decline in revenues. Between the comparative periods, total fuel and purchased power expenses decreased primarily due to significantly higher natural gas prices during 2001 and, to a lesser extent, due to higher demand charges associated with long-term power purchase contracts in effect during 2001.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first quarter of 2002 with similar information for the first quarter of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended March 31			Three Months Ended March 31
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$164.2	$156.7	4.8%	1,933.9	1,882.7	2.7%
Small Commercial/Industrial	136.2	139.6	(2.4%)	2,004.5	2,095.4	(4.3%)
Large Commercial/Industrial	105.7	115.2	(8.2%)	2,372.1	2,785.3	(14.8%)
Other-Retail/Municipal	15.5	15.0	3.3%	388.8	401.2	(3.1%)
Resale-Utilities	6.6	18.6	(64.5%)	213.1	527.3	(59.6%)
Other-Operating Revenues	7.9	3.7	113.5%	-	-	-
Total	$436.1	$448.8	(2.8%)	6,912.4	7,691.9	(10.1%)
	=====	=====		=====	=====

Weather -- Degree Days (a)
Heating (3,304 Normal)				3,018	3,395	(11.1%)
Cooling (0 Normal)				-	-	-

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales fell by 10.1% during the first quarter of 2002 reflecting a soft economy that is primarily affecting large commercial/industrial customers such as Wisconsin Electric's largest customers, two iron ore mines. Sales to these customers decreased by 320 thousand megawatt-hours or 51.8% between the comparative periods. Excluding these two mines, Wisconsin Electric's total electric energy sales decreased by 6.5% and sales volumes to the remaining large commercial/industrial customers fell by 4.3% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 59.6% between the periods due to a reduced demand for wholesale power purchases.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2002 with similar information for the first quarter of 2001. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Due primarily to a significant decline in the delivered cost of natural gas between the comparative periods, gas operating revenues declined by $106.3 million or 42.7% offset by a $103.2 million or 54.4% decrease in purchased gas costs.

	Three Months Ended March 31
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$142.4	$248.7	(42.7%)
Cost of Gas Sold	86.5	189.7	(54.4%)
Gross Margin	$55.9	$59.0	(5.3%)
	====	====

For the three months ended March 31, 2002, gas margin declined by $3.1 million or 5.3% when compared to the three months ended March 31, 2001 due primarily to a weather-related decline in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first quarter of 2002 was 11.1% warmer than the first quarter of 2001 and 8.7% warmer than normal. The negative impact of weather on total gas margin during 2002 was partially offset by a rate increase that became effective December 20, 2001.

The following table compares Wisconsin Electric's gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2002 with similar information for the first quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended March 31			Three Months Ended March 31
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$36.7	$38.9	(5.7%)	152.4	165.7	(8.0%)
Commercial/Industrial	13.0	13.7	(5.1%)	85.0	91.7	(7.3%)
Interruptible	0.2	0.3	(33.3%)	2.8	3.8	(26.3%)
Total Retail Gas Margin	49.9	52.9	(5.7%)	240.2	261.2	(8.0%)
Transported Gas	5.2	4.9	(6.1%)	102.9	96.2	7.0%
Other-Operating	0.9	1.2	(25.0%)	-	-	-
Total Gross Margin	$56.0	$59.0	(5.1%)	343.1	357.4	(4.0%)
	====	====		====	====

Weather -- Degree Days (a)
Heating (3,304 Normal)				3,018	3,395	(11.1%)

(a)	As measured at Mitchell International Airport in Milwaukee Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses decreased by $5.5 million or 3.1% during the first quarter of 2002 when compared with the first quarter of 2001. The decrease primary resulted from tight control of operating and maintenance costs and operational efficiencies gained from Wisconsin Energy's acquisition of WICOR on April 26, 2000. During the latter part of 2001, the Company and Wisconsin Gas finalized the consolidation of customer service functions including billing and call center operations. These reductions more than offset cost increases in other areas of the Company including employee benefits costs.

Other Income and Deductions:   Other Income and Deductions decreased by $6.4 million or 71.1% during the first quarter of 2002 due primarily to one-time costs of $5.3 million ($3.5 million net of tax) from the early extinguishment of $103.4 million of long-term debt with a weighted average interest rate of 8.4%.

Financing Costs:   Financing costs decreased by $4.8 million or 16.5% during the first quarter of 2002 due to lower outstanding short-term and long-term debt due in part to the receipt of $100 million related to the Giddings & Lewis, Inc./City of West Allis Lawsuit plus accrued interest, and due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first three months of 2002 and 2001:

	Three Months Ended March 31
Wisconsin Electric Power Company	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$309.8	$198.0
Investing Activities	($81.2)	($73.5)
Financing Activities	($237.6)	($103.6)

Operating Activities

Cash provided by operating activities increased to $309.8 million during the first three months of 2002 compared with $198.0 million during the same period in 2001. This increase was due partially to the return of $100 million deposit plus accrued interest income as a result of a favorable court ruling (See Note 7). The Company is expected to pay income taxes of approximately $47.1 million related to the return of the deposit. In addition, lower energy prices and warm winter weather during the first quarter of 2002 reduced working capital needs.

Investing Activities

During the first three months of 2002, Wisconsin Electric invested a total of $81.2 million on investing activities including total capital expenditures of $67.5 million for utility plant. Due to timing of refueling outage schedules at Point Beach Nuclear Plant between the comparative periods, the Company spent $10.2 million more on the acquisition of nuclear fuel between the comparative periods.

Financing Activities

During the three months ended March 31, 2002, Wisconsin Electric used $237.6 million of net cash for financing activities compared with $103.6 million during the first three months of 2001, including approximately $80.4 million to reduce short-term debt, $103.4 million for the early retirement of long-term debt and $44.9 million for the payment of dividends to Wisconsin Energy.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2002 are expected to be met through a combination of internal sources of funds from operations and through short-term borrowings supplemented, if necessary, through the sale of debt securities.

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

On March 31, 2002, Wisconsin Electric had $220.7 million of total available unused short-term borrowing capacity under their existing commercial paper program and other short-term borrowing arrangements. On that date, Wisconsin Electric had $250.0 million of available unused lines of bank credit to support its outstanding commercial paper program and other short-term borrowing arrangements.

The following table shows Wisconsin Electric's capitalization structure at March 31, 2002 and at December 31, 2001:

Capitalization Structure	March 31, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$2,000.4	53.9%	$1,980.1	51.0%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,592.0	42.8%	1,703.2	43.8%
Short-Term Debt	92.0	2.5%	172.4	4.4%
Total	$3,714.8	100.0%	$3,886.1	100.0%
	======	=====	======	=====

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

Wisconsin Electric believes these ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures, for long-term debt retirements, and for the purchase of nuclear fuel. Wisconsin Electric's annual capital expenditure budget for 2002 is approximately $370 million.

Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2002, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2001. In addition, the Company believes the likelihood is remote that material payments will be required under these agreements.

Total contractual obligations and other commercial commitments for Wisconsin Electric as of March 31, 2002 declined compared with December 31, 2001 due to the early extinguishment of $103.4 million of long-term debt and normal periodic payments related to these types of obligations. There were no significant new contracts entered into in the first quarter of 2002. Obligations for utility operations by Wisconsin Electric have historically been included as part of the rate making process and were therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

UTILITY RATES AND REGULATORY MATTERS

Power the Future Strategy:   Implementation of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. On February 1, 2002, Wisconsin Energy filed for Certificates of Public Convenience and Necessity ("CPCN") with the Public Service Commission of Wisconsin ("PSCW") for a generating facility at the Port Washington Power Plant site and a generating facility at the Oak Creek Power Plant site, a certificate for a gas lateral to serve the Port Washington plant and related affiliated interest approvals. Supplemental information requested by the PSCW was filed in April 2002. On April 9, 2002 the PSCW authorized the bifurcation of its consideration of Wisconsin Energy's CPCN application along the lines of fuel source. On April 25, 2002, the PSCW determined that Wisconsin Energy's CPCN application with respect to the gas-based generation facilities to be constructed in the City of Port Washington, Wisconsin was complete. Wisconsin Energy anticipates filing additional material with the PSCW in May, 2002 related to the coal-based generating facilities proposed in their CPCN application at the Oak Creek Power Plant site. Wisconsin Energy expects that the PSCW will make a decision on the Port Washington generating station by the end of 2002. Wisconsin Energy does not anticipate the PSCW will complete its consideration of the proposal for the coal-based generation facilities until mid 2003. Wisconsin Energy continues to work with the PSCW and the Wisconsin Department of Natural Resources to obtain all required permits and project approvals.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   In August 2001, the United States Nuclear Regulatory Commission ("NRC") issued Bulletin 2001-01, Circumferential Cracking of Reactor Pressure Vessel Head Penetration Nozzles, requesting that pressurized water reactor licensees provide information on the structural integrity of the subject nozzles. Nuclear Management Company, LLC ("NMC"), which operates the two unit Point Beach Nuclear Plant owned by Wisconsin Electric, responded that tests and inspections conducted at Point Beach over the last several years had not identified any evidence of such cracking. NMC also responded to the March 2002 NRC Bulletin 2002-01, Reactor Pressure Vessel Head Degradation And Reactor Coolant Pressure Boundary Integrity, providing information on the structural integrity of the reactor vessel head and a basis for concluding that the vessel head will continue to perform its function as a coolant pressure boundary.

During the Spring 2002 Point Beach Unit 2 refueling outage, NMC conducted a more thorough inspection of the reactor pressure vessel head which showed no evidence of leakage. NMC will conduct a more thorough inspection of the reactor pressure vessel head on Point Beach Unit 1 during the Fall 2002 refueling outage.

On April 8, 2002, the NRC issued a preliminary red finding for Point Beach related to the plant's auxiliary feedwater system. In November 2001, as part of comprehensive risk assessment, plant employees had discovered the potential for a common mode failure in the plant's auxiliary feed pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. In addition, backup air supplies for the valves have been installed. As part of the normal regulatory review process, NMC attended a NRC regulatory conference on April 29, 2002 and offered information to support NMC's request for closure of this issue without further NRC action. The Company expects a decision from the NRC within one month.

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
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval in 2000 of the merger of Wisconsin Energy Corporation and WICOR, Inc.
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
  Authoritative generally accepted accounting principle or policy changes, such as adoption of SFAS 143, Accounting for Asset Retirement Obligations, from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Factors which impede execution of Wisconsin Energy's Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals local opposition to siting of new generating facilities and obtaining the investment capital from outside sources necessary to implement the strategy.
  Other business or investment considerations that may be disclosed from time to time in Wisconsin Electric's Securities and Exchange Commission filings or in other publicly disseminated written documents.

Wisconsin Electric undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

*****

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks," in Part II of Wisconsin Electric's 2001 Annual Report on
Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2001 Annual Report on Form 10-K.

ENVIRONMENTAL MATTERS

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See Note 7 in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report for information concerning recent developments related to the Giddings & Lewis, Inc./City of West Allis lawsuit which information is incorporated herein by reference.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion & Analysis of Finance Condition and Results of Operations-" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to Wisconsin Energy's Power the Future strategy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Electric's 2002 Annual Meeting of Stockholders held on April 26, 2002 for which Wisconsin Electric did not solicit proxies, nine incumbent directors, as listed in Wisconsin Electric's Information Statement dated March 20, 2002, were elected for one year terms. Each director received 33,289,327 votes (100% of votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Information Statement.

Further information concerning these matters is contained in Wisconsin Electric's Information Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10.1

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002 and as further amended on March 1, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/02 Form 10-Q (File No. 001-09057).)

b.	REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Wisconsin Electric during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 14, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer