Form 10-Q
period 2002-06-30
WISCONSIN ELECTRIC POWER CO
filed 2002-08-07
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (July 31, 2002):

Common Stock, $10 Par Value	33,289,327 shares outstanding

Wisconsin Energy Corporation is the sole holder of Wisconsin Electric Power Company Common Stock.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Condensed Income Statements .....................................................................

Condensed Balance Sheets ............................................................................

Condensed Statements of Cash Flows ..........................................................

Notes to Condensed Financial Statements ....................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

4.	Submission of Matters to a Vote of Security Holders ..............................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

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

In April 2000, Wisconsin Energy acquired WICOR, Inc., which had a wholly-owned subsidiary, Wisconsin Gas Company ("Wisconsin Gas"). Subsequent to the acquisition, Wisconsin Electric and Wisconsin Gas have combined common functions. In April 2002, the two companies began doing business under the trade name of "We Energies".

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(Millions of Dollars)

Operating Revenues	$533.6	$517.5	$1,120.3	$1,224.1

Operating Expenses
Fuel and purchased power	120.9	124.4	236.5	256.3
Cost of gas sold	40.6	47.4	127.1	237.1
Other operation and maintenance	195.5	187.5	367.9	365.4
Depreciation, decommissioning
and amortization	67.4	64.6	131.7	130.1
Property and revenue taxes	17.9	14.6	36.3	32.9
Total Operating Expenses	442.3	438.5	899.5	1,021.8

Operating Income	91.3	79.0	220.8	202.3

Other Income and Deductions
Interest income	0.9	0.9	1.9	1.5
Allowance for other funds
used during construction	0.8	0.4	1.1	0.7
Equity in earnings of
unconsolidated affiliate	4.7	3.4	10.5	11.8
Other	0.5	(0.4)	(4.0)	(0.7)
Total Other Income and Deductions	6.9	4.3	9.5	13.3

Financing Costs
Interest expense	23.6	27.3	48.1	56.5
Allowance for borrowed funds
used during construction	(0.5)	(0.2)	(0.7)	(0.3)
Total Financing Costs	23.1	27.1	47.4	56.2

Income Before Income Taxes	75.1	56.2	182.9	159.4

Income Taxes	27.8	21.2	69.2	61.7
Net Income	47.3	35.0	113.7	97.7

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available for Common
Stockholder	$47.0	$34.7	$113.1	$97.1
	====	====	=====	====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Electric	$5,185.8	$5,064.4
Gas	608.3	596.2
Steam	66.5	66.0
Common	331.9	334.4
Other	17.2	17.2
Accumulated depreciation	(3,271.6)	(3,208.5)
	2,938.1	2,869.7
Construction work in progress	150.6	163.3
Leased facilities, net	113.1	116.0
Nuclear fuel, net	72.5	73.6
Net Property, Plant and Equipment	3,274.3	3,222.6

Investments	714.5	733.3

Current Assets
Cash and cash equivalents	18.2	21.3
Accounts receivable	261.0	236.1
Other accounts receivable	-	116.4
Accrued revenues	106.9	132.2
Inventories, materials and supplies	212.2	227.1
Prepayments and other assets	121.1	78.0
Total Current Assets	719.4	811.1

Deferred Charges and Other Assets	313.5	300.5
Total Assets	$5,021.7	$5,067.5
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,002.6	$1,980.1
Preferred stock	30.4	30.4
Long-term debt	1,427.8	1,420.5
Total Capitalization	3,460.8	3,431.0

Current Liabilities
Long-term debt due currently	175.0	282.7
Short-term debt	162.1	172.4
Accounts payable	178.6	213.6
Accrued liabilities	194.2	143.1
Other	80.2	67.7
Total Current Liabilities	790.1	879.5

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	394.6	399.0
Other	376.2	358.0
Total Deferred Credits and Other Liabilities	770.8	757.0
Total Capitalization and Liabilities	$5,021.7	$5,067.5
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30
2002	2001
(Millions of Dollars)
Operating Activities
Net income	$113.7	$97.7
Reconciliation to cash
Depreciation, decommissioning and amortization	139.8	137.5
Nuclear fuel expense amortization	14.7	15.3
Equity in earnings of unconsolidated affiliate	(10.5)	(11.8)
Deferred income taxes and investment tax credits, net	(58.5)	(5.4)
Change in -	Accounts receivable and accrued revenues	0.4	78.2
Other accounts receivable	116.4	-
Inventories	14.9	18.6
Other current assets	1.8	(4.0)
Accounts payable	(35.0)	(36.7)
Other current liabilities	70.4	(16.8)
Other	13.9	(6.4)
Cash Provided by Operating Activities	382.0	266.2

Investing Activities
Capital expenditures	(156.7)	(150.6)
Return of investment from ATC	-	105.4
Nuclear fuel	(9.5)	(3.3)
Nuclear decommissioning funding	(8.8)	(8.8)
Other	(4.9)	(7.4)
Cash Used in Investing Activities	(179.9)	(64.7)

Financing Activities
Dividends paid on common stock	(89.8)	(65.0)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	18.3	22.0
Retirement of long-term debt	(122.8)	(15.4)
Change in short-term debt	(10.3)	(130.6)
Cash Used in Financing Activities	(205.2)	(189.6)

Change in Cash and Cash Equivalents	(3.1)	11.9

Cash and Cash Equivalents at Beginning of Period	21.3	10.6

Cash and Cash Equivalents at End of Period	$18.2	$22.5
====	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$58.1	$67.8
Income taxes (net of refunds)	$61.7	$74.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited condensed financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.	Wisconsin Electric has modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation.

RECENT ACCOUNTING PRONOUNCEMENT
3.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Each period the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The Company is performing a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes decommissioning costs for Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. Currently, nuclear decommissioning liabilities are accrued as depreciation expense, under an external sinking fund method, as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. SFAS 143 will require the Company to record the full fair value of the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in depreciation expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and the Company would expect to seek recovery of these expenses in rates.

COMMON EQUITY
4.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Electric had the following total Comprehensive Income during the six month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$113.7	$97.7
Other Comprehensive Income (Loss)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges
Unrealized losses due to cumulative
effect of change in accounting principle	-	(5.1)
Change in value	(0.8)	4.9
Reclassification to earnings	-	1.2
Net Unrealized Losses	(0.8)	1.0
Total Other Comprehensive Loss	(0.8)	1.0
Total Comprehensive Income	$112.9	$98.7
	=====	====

NUCLEAR OPERATIONS
5.

Nuclear Insurance:   The Price-Anderson Act ("the Act"), as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant. As of August 1, 2002, the United States Senate had not passed an amendment or extended the Act; however existing nuclear plants remain covered by the Act.

SEGMENT INFORMATION
6.	Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three and six month periods ended June 30, 2002 and 2001 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

June 30, 2002
Operating Revenues (a)	$460.5	$68.8	$4.3	$533.6
Operating Income (Loss)	$96.0	($3.4)	($1.3)	$91.3

June 30, 2001
Operating Revenues (a)	$443.0	$70.8	$3.7	$517.5
Operating Income (Loss)	$84.3	($4.1)	($1.2)	$79.0

Six Months Ended

June 30, 2002
Operating Revenues (a)	$896.6	$211.2	$12.5	$1,120.3
Operating Income	$194.1	$25.7	$1.0	$220.8

June 30, 2001
Operating Revenues (a)	$891.8	$319.5	$12.8	$1,224.1
Operating Income	$173.8	$26.0	$2.5	$202.3

(a)	Wisconsin Electric accounts for intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
7.

City of West Allis lawsuit:   As previously reported, in July 1999, a Milwaukee County Circuit Court jury issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis Inc., Kearney & Trecker Corporation (now a part of Giddings & Lewis), and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2001, the Wisconsin Court of Appeals, District I, reversed the $100 million punitive damage judgment in its entirety, ordering a new trial on the issue of punitive damages only. In January 2002, the Wisconsin Supreme Court denied petitions for further review and ordered the Milwaukee County Circuit Court to retry the issue of punitive damages. After contested hearings on April 8, 2002, the plaintiffs returned to Wisconsin Electric $117.7 million, consisting of the portion of the paid judgment pertaining to punitive damages and interest accrued on that amount. The new trial is scheduled to commence on October 21, 2002.

On May 29, 2002, Wisconsin Electric and the City of West Allis entered into a Settlement Agreement and Release whereby Wisconsin Electric paid $8.7 million to the City of West Allis as full and final settlement of all damage claims by the City of West Allis against Wisconsin Electric. The Settlement Agreement was determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims. Wisconsin Electric is presently engaged in discussions with its insurers regarding coverage for the amounts paid in this Settlement; however, the outcome of those discussions is not certain at this time.

The litigation continues with respect to the joint punitive damages claim of Giddings & Lewis, Inc. and Kearney & Trecker Corporation. With respect to the punitive damages claim of those parties, Wisconsin Electric continues to believe that it has meritorious arguments and continues to vigorously defend the action. As such, Wisconsin Electric has not established a reserve for potential damages from this suit.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002

EARNINGS

Earnings for the second quarter of 2002 increased by $12.3 million or 35.4% when compared to the second quarter of 2001, primarily reflecting improved electric and gas margins during 2002 principally due to periods of favorable weather in the quarter, a shorter refueling outage at Point Beach than in the second quarter of 2001 and lower interest rates offset in part by a charge of $8.7 million related to settlement of litigation with the City of West Allis.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the second quarter of 2002 with similar information for the second quarter of 2001.

	Three Months Ended June 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$460.5	$443.0	4.0%
Fuel and Purchased Power
Fuel	68.6	73.6	(6.8%)
Purchased Power	50.8	49.6	2.4%
Total Fuel and Purchased Power	119.4	123.2	(3.1%)
Gross Margin	$341.1	$319.8	6.7%
	=====	=====

During the second quarter of 2002, total electric utility operating revenues increased by $17.5 million or 4.0% when compared with the second quarter of 2001. The increase was primarily due to higher overall electric megawatt-hour sales during the second quarter of 2002, especially to higher margin customers resulting from the effects of warmer weather.

Electric gross margin increased 6.7% between the comparative periods primarily due to lower fuel and purchased power costs and favorable weather conditions in the second quarter of 2002. Between the comparative periods, total fuel and purchased power expenses decreased by $3.8 million or 3.1%. These reductions primarily resulted from lower gas prices and improved efficiencies in generation. Completion of the refueling outage at the Point Beach Nuclear Plant Unit 2 resulted in increased unit availability in the second quarter of 2002 and reduced fuel costs for the Company. A second refueling outage for Point Beach is scheduled to begin in September of 2002 for Unit 1. In addition, due to lower gas prices and additional availability of electricity in the Midwest, the cost of purchased power in the second quarter of 2002 was lower than it was in the second quarter of 2001.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the second quarter of 2002 with similar information for the second quarter of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended June 30			Three Months Ended June 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$162.7	$150.1	5.4%	1,904.0	1,743.9	9.2%
Small Commercial/Industrial	148.1	141.8	4.4%	2,072.1	2,010.2	3.1%
Large Commercial/Industrial	120.7	117.5	2.7%	2,779.1	2,672.3	4.0%
Other-Retail/Municipal	17.5	15.6	12.2%	447.9	395.1	13.4%
Resale-Utilities	6.6	14.6	(54.8%)	206.6	417.5	(50.5%)
Other-Operating Revenues	4.9	3.4	44.1%	-	-	-
Total	$460.5	$443.0	4.0%	7,409.7	7,239.0	2.4%
	=====	=====		=====	=====

Weather -- Degree Days (a)
Cooling (174 Normal)				241	168	43.5%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales increased by 2.4% during the second quarter of 2002 primarily reflecting the impacts of warmer weather conditions in April and June, especially with respect to residential customers, who are more weather sensitive than other customer classes. During the second quarter of 2002, the region experienced periods of unseasonably hot weather. As measured by cooling degree days, the second quarter of 2002 was 43.5% warmer than the second quarter of 2001 and 38.5% warmer than normal. Sales to large commercial/industrial customers, including Wisconsin Electric's largest customers, two iron ore mines, increased 4.0% between the comparative periods. Excluding these two mines, Wisconsin Electric's total sales volumes to the remaining large commercial/industrial customers decreased by 1.0% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 50.5% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2002 with similar information for the second quarter of 2001. Gross margin is a better performance indicator for the gas utility than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Due to a decline in the delivered cost of natural gas between the comparative periods, gas operating revenues decreased by $2.0 million or 2.8% offset by a $6.8 million or 14.3% decrease in purchased gas costs.

	Three Months Ended June 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$68.8	$70.8	(2.8%)
Cost of Gas Sold	40.6	47.4	(14.3%)
Gross Margin	$28.2	$23.4	20.5%
	====	====

For the three months ended June 30, 2002, gas gross margin increased by $4.8 million or 20.5% when compared to the three months ended June 30, 2001 due primarily to a weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. In addition to the unseasonably warm weather discussed above, the region experienced periods of unusually cold weather during April and May of 2002. As measured by heating degree days, the second quarter of 2002 was 25.6% cooler than the second quarter of 2001 and 12.0% cooler than normal. Total gas margin was also favorably impacted by $0.5 million for the second quarter of 2002 by a rate increase that became effective December 20, 2001 compared to the second quarter of 2001.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the second quarter of 2002 with similar information for the second quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended June 30			Three Months Ended June 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$17.5	$13.7	27.7%	54.7	36.5	49.9%
Commercial/Industrial	5.6	5.5	1.8%	30.9	30.1	2.7%
Interruptible	0.1	0.1	0.0%	1.6	1.7	(5.9%)
Total Retail Gas	23.2	19.3	20.2%	87.2	68.3	27.7%
Transported Gas	3.8	3.4	11.8%	79.5	66.1	20.3%
Other-Operating	1.2	0.7	71.4%	-	-	-
Total	$28.2	$23.4	20.1%	166.7	134.4	24.0%
	====	====		====	====

Weather -- Degree Days (a)
Heating (950 Normal)				1,064	847	25.6%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Utility Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $8.0 million or 4.3% during the second quarter of 2002 when compared with the second quarter of 2001. In the second quarter of 2002, the Company expensed $8.7 million for the settlement of litigation with the City of West Allis. In addition during the second quarter of 2002, bad debt expense increased $4.4 million compared to the second quarter of 2001 as state and federal funds for low income energy assistance were reduced from previous levels. The Company also experienced higher pension and other medical benefit expenses for the second quarter of 2002. Reductions in general administrative expenses partially offset cost increases in other areas of the Company.

Other Income:   Other Income increased by $2.6 million or 60.5% during the second quarter of 2002 due primarily to increases in equity in earnings of an unconsolidated affiliate.

Financing Costs:   Financing costs decreased by $4.0 million or 14.8% during the second quarter of 2002 due primarily to lower outstanding short-term debt balances and lower interest rates.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002

EARNINGS

Earnings increased by $16.0 million to $113.1 million during the first six months of 2002 when compared to the first six months of 2001. This increase reflects improved electric and gas utility margins during 2002 principally due to the effects of weather offset in part by costs associated with a settlement of litigation paid to the City of West Allis and costs associated with the early repayment of $103.4 million of long-term debt with a weighted average interest rate of 8.4%.

The Company's total revenues decreased by $103.8 million or 8.5% for the first six months of 2002 compared to the first six months of 2001. The primary reason for this decrease reflects the decline in purchased gas costs that flow through to customers and do not impact margins.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's actual total electric utility operating revenues and gross margin during the first six months of 2002 with similar information for the first six months of 2001.

	Six Months Ended June 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$896.6	$891.8	0.5%
Fuel and Purchased Power
Fuel	131.0	153.1	(14.4%)
Purchased Power	101.9	100.1	1.8%
Total Fuel and Purchased Power	232.9	253.2	(8.0%)
Gross Margin	$663.7	$638.6	3.9%
	=====	=====

During the first six months of 2002, total electric utility operating revenues increased by $4.8 million or 0.5% when compared with the first six months of 2001. In February and May 2001, Wisconsin Electric received emergency increases in revenues to cover increased fuel and purchased power costs. These increases favorably impacted revenues in the first six months of 2002 by $28.2 million when compared to the same period in 2001. The increase in electric utility operating revenues was offset partially by a decrease in megawatt-hour sales during the first six months of 2002 resulting from the effects of the weakening economy and warm winter weather in the first quarter of 2002.

Between the comparative periods, total fuel and purchased power expenses decreased by $20.3 million or 8.0% primarily due to lower natural gas prices and improved efficiencies in generation. Completion of the Point Beach refueling outage during 2002, noted earlier, resulted in increased unit availability and reduced fuel costs. The lower fuel and purchased power expenses offset much of the impact on electric revenues of the decline in electric megawatt-hour sales such that total gross margin on electric operating revenues increased by $25.1 million or 3.9% during the first six months of 2002. Even with the emergency increase in rates as described above, the Company estimates that it under-recovered fuel and purchased power costs by $4.5 million and $12.8 million for the six months ended June 30, 2002 and 2001 respectively.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first six months of 2002 with similar information for the first six months of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Six Months Ended June 30			Six Months Ended June 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$326.9	$306.8	6.6%	3,837.9	3,626.6	5.8%
Small Commercial/Industrial	284.4	281.4	1.1%	4,076.6	4,105.6	(0.7%)
Large Commercial/Industrial	226.3	232.7	(2.8%)	5,151.2	5,457.6	(5.6%)
Other-Retail/Municipal	33.0	30.6	7.8%	836.6	796.3	5.1%
Resale-Utilities	13.2	33.2	(60.2%)	419.7	944.8	(55.6%)
Other-Operating Revenues	12.8	7.1	80.3%	-	-	-
Total	$896.6	$891.8	0.5%	14,322.0	14,930.9	(4.1%)
	=====	=====		======	======

Weather -- Degree Days (a)
Heating (4,254 Normal)				4,082	4,242	(3.8%)
Cooling (174 Normal)				241	168	43.5%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales decreased by 4.1% during the first six months of 2002 but varied within customer classes. Sales to residential customers increased by 5.8%. Residential customers are more weather sensitive and contribute higher margins per megawatt-hour than other customer classes. Sales to Wisconsin Electric's largest retail customers, two iron ore mines, declined by 191.2 thousand megawatt-hours or 18.5% between the comparative periods. Excluding these two mines, Wisconsin Electric's sales volumes to the remaining large commercial/industrial customers decreased by 2.6% between the comparative periods. Sales for resale to other utilities, the Resale-Utilities customer class, declined 55.6% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas operating revenues declined by $108.3 million or 33.9% between the first six months of 2002 and the first six months of 2001 offset by a $110.0 million or 46.4% decrease in purchased gas costs.

	Six Months Ended June 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$211.2	$319.5	(33.9%)
Cost of Gas Sold	127.1	237.1	(46.4%)
Gross Margin	$84.1	$82.4	2.1%
	====	====

Lower prices for natural gas drove most of the 33.9% decrease in operating revenues and the 46.4% decrease in the cost of gas sold during the first six months of 2002. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered as a result of Wisconsin Electric's gas cost recovery mechanisms. Gas gross margin reflects an increase of $2.0 million due to a rate increase that became effective December 20, 2001.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the first six months of 2002 with similar information for the first six months of 2001.

	Gross Margin			Therm Deliveries
Six Months Ended June 30				Six Months Ended June 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$54.2	$52.5	3.2%	207.0	202.2	2.4%
Commercial/Industrial	18.6	19.2	(3.1%)	115.9	121.8	(4.8%)
Interruptible	0.3	0.4	(25.0%)	4.5	5.5	(18.2%)
Total Retail Gas	73.1	72.1	1.4%	327.4	329.5	(0.6%)
Transported Gas	9.0	8.4	7.1%	182.4	162.3	12.4%
Other-Operating	2.0	1.9	5.3%	-	-	-
Total	$84.1	$82.4	2.1%	509.8	491.8	3.7%
	====	====		====	====

Weather -- Degree Days (a)
Heating (4,254 Normal)				4,082	4,242	(3.8%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first six months of 2002, total therm deliveries of natural gas increased by 3.7% but varied within customer classes. Volume deliveries for the residential class increased by 2.4% and the commercial/industrial customer class decreased by 4.8%, respectively. Residential customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 12.4% higher during the first six months of 2002 than the same period in the prior year. These variations to total therm deliveries were primarily caused by a combination of fluctuations in weather, the economy and changes in the customer counts.

Other Utility Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $2.5 million or 0.7% during the first six months of 2002 when compared with the first six months of 2001. The most significant changes in other operation and maintenance expenses include costs of $8.7 million for a settlement of litigation with the City of West Allis, $4.4 million of higher bad debt expenses, and increased employee benefit costs which were partially offset by cost reduction efforts during 2002.

Other Income:   Other Income decreased by $3.8 million during the first six months of 2002 due primarily to one-time costs of $5.3 million ($3.5 million net of tax) from the early repayment of $103.4 million of long-term debt.

Financing Costs:   Financing costs decreased by $8.8 million or 15.7% during the first six months of 2002 due partially to lower outstanding short-term debt balances and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first six months of 2002 and 2001:

	Six Months Ended June 30
Wisconsin Electric Company	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$382.0	$266.2
Investing Activities	($179.9)	($64.7)
Financing Activities	($205.2)	($189.6)

Operating Activities

Cash provided by operating activities increased to $382.0 million during the first six months of 2002 compared with $266.2 million during the same period in 2001. This increase was due in part to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling (See Note 7 in Item 1). The Company expects to pay income taxes of approximately $46.8 million related to the return of the deposit. In addition, lower natural gas prices and weather conditions during the first six months of 2002 resulted in a decline in working capital needs.

Investing Activities

During the first six months of 2002, Wisconsin Electric had cash outflows for investing activities of $179.9 million including total capital expenditures of $156.7 million. Due to the timing of refueling outage schedules at Point Beach Nuclear Plant, the Company spent $6.2 million more on the acquisition of nuclear fuel between the comparative periods. In addition, during the first six months of 2001, the Company received $105.4 million as a return of investment in the American Transmission Company LLC, the entity to which the Company transferred its electric utility transmission system assets on January 1, 2001.

Financing Activities

During the six months ended June 30, 2002, Wisconsin Electric used $205.2 million for financing activities compared with $189.6 million during the first six months of 2001. The primary uses of cash in the first six months of 2002 included $122.8 million for the repayment of long-term debt and $10.3 million for the repayment of short-term debt. In January of 2002 the Company retired early $103.4 million of long-term debt with a weighted average interest rate of 8.4% and refinanced it through short-term debt at lower interest rates.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2002 are expected to be met through a combination of internal sources of funds from operations and short-term borrowings supplemented, if necessary, through the sale of debt securities. In the first quarter of 2002, a $100 million deposit plus accrued interest related to litigation made in 1999 was returned to Wisconsin Electric with interest (See Note 7 in Item 1).

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

On June 30, 2002, Wisconsin Electric had $230.0 million of available unused lines of bank back-up credit facilities. The Company had approximately $162 million of total short-term debt outstanding on such date.

Wisconsin Electric reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support the Company's operations.

On June 26, 2002, Wisconsin Electric entered into an unsecured 364 day $230 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Electric's capitalization structure at June 30, 2002 and at December 31, 2001:

Capitalization Structure	June 30, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$2,002.6	52.7%	$1,980.1	51.0%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,602.8	42.2%	1,703.2	43.8%
Short-Term Debt	162.1	4.3%	172.4	4.4%
Total	$3,797.9	100.0%	$3,886.1	100.0%
	======	=====	======	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Electric by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch.

	S&P	Moody's	Fitch

Wisconsin Electric Power Company
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

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for capital expenditures, for long- and short-term debt retirements, and for the purchase of nuclear fuel. Wisconsin Electric's 2002 annual capital expenditure budget is approximately $370 million.

Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, which may include, from time to time, financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2002, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2001. In addition, the Company believes the likelihood is remote that material payments will be required under these agreements.

Total contractual obligations and other commercial commitments for Wisconsin Electric as of June 30, 2002 declined compared with December 31, 2001 due to normal periodic payments related to these types of obligations and the early repayment of $103.4 million of long-term debt . There were no significant new contracts entered into in the first six months of 2002. Obligations for utility operations by Wisconsin Electric have historically been included as part of the rate making process and were therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

CORPORATE STRATEGY

Power the Future Strategy:   Implementation of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future prior to receiving a Certificate of Public Convenience and Necessity ("CPCN") and for Wisconsin Electric to incur the associated pre-certification expenses, which are then subject to review by the PSCW prior to recovery. Midwest Independent Power Suppliers Coordination Group ("MWIPS"), an unincorporated association of independent power producers, has filed a Petition for Judicial Review with the Dane County Circuit Court. MWIPS has asked the Circuit Court to reverse and remand to the PSCW the declaratory ruling, alleging, among other things, that:

  the declaratory ruling constitutes, contrary to Wisconsin law, an increase in rates without following Wisconsin statutory procedures for rate increases such "rate increase" is unreasonable and unjust;
  the declaratory ruling authorizes, contrary to Wisconsin law, a material subsidization by the consumers of a public utility of a non-utility affiliate if Power the Future does not go forward; and
  the declaratory ruling is arbitrary and capricious because it does not require bidding for the proposed facilities.

Wisconsin Electric has filed its Notice of Appearance and Statement of Position denying the allegations and asking that the declaratory ruling be upheld and the Petition for Judicial Review be dismissed. Wisconsin Electric and the PSCW both filed a Motion to Dismiss on the grounds that MWIPS did not have standing to bring the review proceeding. The Dane County Circuit Court concluded that MWIPS had standing to bring the review proceeding. The Dane County Circuit has not addressed the merits of the Petition nor established a briefing schedule. The Company believes these claims lack merit and does not believe that this proceeding will adversely affect implementation of Power the Future.

On February 1, 2002, Wisconsin Electric filed applications for a CPCN with the PSCW for a generating facility at the gas-based Port Washington Power Plant site and a coal-based generating facility at the Oak Creek Power Plant site, a certificate for a gas lateral to serve the Port Washington plant and related affiliated interest approvals. Supplemental information requested by the PSCW was filed in April 2002. On April 9, 2002, the PSCW authorized the bifurcation of its consideration of the Company's CPCN application along the lines of fuel source. On April 25, 2002, the PSCW determined that the Company's CPCN application with respect to the gas-based generation facilities to be constructed in the City of Port Washington was complete. The Company continues to file material related to the CPCN application for the coal-based Elm Road Generating Station at the Oak Creek Power Plant site. The Company expects that the PSCW will make a decision on the Port Washington Generating Station by the end of 2002. The Company anticipates that the PSCW will complete its consideration of the proposal for the Elm Road Generating Station in 2003. Wisconsin Energy continues to work with the PSCW and the Wisconsin Department of Natural Resources to obtain all required permits and project approvals.

On July 8, 2002, Wisconsin Energy signed a Memorandum of Understanding ("MOU") with the Customers First! Coalition, The Wisconsin Industrial Energy Group, the Wisconsin Initiative Seeking Energy Reform and the Citizens' Utility Board amending key financial aspects of the Power the Future proposal. Changes to the proposal include the lengthening of the lease term between Wisconsin Electric and We Power from 20 to 25 years for both of the Port Washington Generating Station gas-based units, and an extension of the lease term from 25 to 30 years for two of the three Elm Road Generating Station coal-based units. The third coal-based unit is not covered under the agreement, but may be discussed at a later time. Environmental and local siting issues are not covered by the MOU.

The MOU also reaches an agreement on key cost issues included in the lease. Under the agreement, Wisconsin Energy would receive a 12.9% return on equity based on a capital structure of 55% equity for the two gas-fired units. Two of the three coal-fired units would also receive a 12.9% return on equity on a capital structure with 58% equity. The MOU solidifies support for the project among coalition members and may further facilitate PSCW approval of the Power the Future project.

UTILITY RATES AND REGULATORY MATTERS

Wisconsin Jurisdiction

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and with purchase power contracts. During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for Wisconsin Electric until January 1, 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until such time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure.

In addition, as previously reported, on June 4, 2001, two consumer advocacy groups had petitioned the Dane County Circuit Court for review of decisions related to authorization by the PSCW for Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 power supply costs. The petitioners alleged that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both interim and final orders and remand the case to the PSCW. The case was settled, and on May 30, 2002 the Dane County Circuit Court issued a final order dismissing the petition.

Michigan Jurisdiction

Wisconsin Electric Power Company:   In mid-November 2000, Wisconsin Electric submitted an application with the Michigan Public Service Commission ("MPSC") requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to American Transmission Company. Hearings were completed on April 10, 2002. A Supplemental Proposal for Decision was issued on May 23, 2002. The Supplemental Proposal for Decision by the MPSC recommended an increase of $3.2 million or 8%. A MPSC final order is anticipated by in the fall of 2002.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   On July 12, 2002, the United States Nuclear Regulatory Commission ("NRC") issued a Notice of Violation and provided its final significance determination upholding its April 8, 2002 preliminary red finding for Point Beach related to the plant's auxiliary feedwater system. In November 2001, as part of a comprehensive risk assessment, plant employees had discovered the potential for a common mode failure of the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has completed equipment modifications and updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. The NRC plans to conduct an additional inspection this fall to gather additional information needed to complete the NRC's evaluation of whether or not it is appropriate to treat this issue as an old design issue. If the NRC agrees with the NMC and We Energies that treatment as an old design issue is appropriate, then the NRC will not use this finding in consideration of Point Beach's current overall performance. However, if treatment as an old design issue is not determined to be appropriate, this issue will be considered in Point Beach's overall NRC performance assessment for four calendar quarters, and likely result in increased regulatory interaction and inspection during that period.

Used Fuel Storage & Disposal:   On May 8, 2002, the U.S. House of Representatives endorsed President Bush's recommendation to develop the Yucca Mountain site, as the nation's long-term geological repository for used nuclear fuel overriding the state of Nevada's objections. On July 9, 2002, the U.S. Senate approved Yucca Mountain as such a repository. President Bush signed the resolution on July 23, 2002 which now clears the way for the U.S. Department of Energy to begin preparation of the application to the NRC for a license to design and build the repository.

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

  Factors affecting utility operations, such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.
  Regulatory factors, such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
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
  Customer business conditions, including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of the Giddings & Lewis, Inc. lawsuit against Wisconsin Electric.
  Factors affecting the availability or cost of capital, such as changes in interest rates; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.
  Federal, state or local legislative factors, such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; changes in the Price-Anderson Act; or changes in environmental laws and regulations.
  Authoritative generally accepted accounting principle or policy changes, such as adoption of SFAS 143, Accounting for Asset Retirement Obligations; from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.
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

*****

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Condensed Financial Statements," in Part 1 of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Electric's 2001 Annual Report on Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2001 Annual Report on Form 10-K and Item I, Legal Proceedings, in Part II of Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ENVIRONMENTAL MATTERS

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See Note 7 in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report for information concerning recent developments related to the Giddings & Lewis, Inc./City of West Allis lawsuit, which information is incorporated herein by reference.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion & Analysis of Financial Condition and Results of Operations -" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to the Company's Power the Future strategy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information on the items shareholders voted on and the voting results from Wisconsin Electric's 2002 Annual Meeting of Stockholders held on April 26, 2002 was previously reported in Item 4 in Part II of Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10	Material Contracts

10.1	Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002.
10.2	Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002.
10.3	Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective April 29, 2002.

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K, dated as of May 29, 2002, was filed by Wisconsin Electric Power Company on June 5, 2002 to report that Wisconsin Electric and the City of West Allis had settled an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in the City.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended June 30, 2002.

A Current Report on Form 8-K, dated as of July 3, 2002, was filed by Wisconsin Electric Power Company on July 8, 2002 to report that Wisconsin Electric had dismissed Arthur Andersen LLP as its independent accountants and engaged the firm of Deloitte & Touche LLP to audit the books and records of Wisconsin Electric for 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer