Form 10-Q
period 2002-09-30
WISCONSIN ELECTRIC POWER CO
filed 2002-11-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2002):

Common Stock, $10 Par Value	33,289,327 shares outstanding

Wisconsin Energy Corporation is the sole holder of Wisconsin Electric Power Company Common Stock.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS
Item		Page

Introduction ...............................................................................................................................

Part I -- Financial Information

1.	Financial Statements

Condensed Income Statements ...........................................................................................

Condensed Balance Sheets .................................................................................................

Condensed Statements of Cash Flows ................................................................................

Notes to Condensed Financial Statements ..........................................................................

2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations ...................................................................

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................

4.	Controls and Procedures ...........................................................................................................

Part II -- Other Information

1.	Legal Proceedings .....................................................................................................................

6.	Exhibits and Reports on Form 8-K ...........................................................................................

Signatures ..................................................................................................................................

Certifications .............................................................................................................................

INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or "the Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is an electric, gas and steam utility with operations in Wisconsin and the Upper Peninsula of Michigan.

In April 2000, Wisconsin Energy acquired WICOR, Inc., which had a wholly-owned utility subsidiary, Wisconsin Gas Company ("Wisconsin Gas"). Subsequent to the acquisition, Wisconsin Electric and Wisconsin Gas combined common functions. In April 2002, the two companies began doing business under the trade name of "We Energies".

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
	(Millions of Dollars)

Operating Revenues	$566.7	$552.2	$1,687.0	$1,776.3

Operating Expenses
Fuel and purchased power	143.3	149.3	379.8	405.6
Cost of gas sold	22.7	22.8	149.8	259.9
Other operation and maintenance	188.5	160.6	556.4	526.0
Depreciation, decommissioning
and amortization	67.8	66.5	199.5	196.6
Property and revenue taxes	17.3	18.0	53.6	50.9
Total Operating Expenses	439.6	417.2	1,339.1	1,439.0

Operating Income	127.1	135.0	347.9	337.3

Other Income and Deductions
Interest income	0.1	8.1	2.0	9.6
Allowance for other funds
used during construction	1.0	0.5	2.1	1.2
Equity in earnings of
unconsolidated affiliate	4.7	3.0	15.2	14.8
Other	2.6	(0.4)	(1.4)	(1.1)
Total Other Income and Deductions	8.4	11.2	17.9	24.5

Financing Costs
Interest expense	23.7	27.0	71.8	83.5
Allowance for borrowed funds
used during construction	(0.6)	(0.4)	(1.3)	(0.7)
Total Financing Costs	23.1	26.6	70.5	82.8

Income Before Income Taxes	112.4	119.6	295.3	279.0

Income Taxes	43.1	46.4	112.3	108.1

Net Income	69.3	73.2	183.0	170.9

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available
for Common Stockholder	$69.0	$72.9	$182.1	$170.0
	====	====	=====	=====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2002	December 31, 2001
	(Millions of Dollars)
Assets

Property, Plant and Equipment
Electric	$5,254.5	$5,064.4
Gas	616.3	596.2
Steam	66.6	66.0
Common	335.4	334.4
Other	17.8	17.2
Accumulated depreciation	(3,307.4)	(3,208.5)
	2,983.2	2,869.7
Construction work in progress	162.7	163.3
Leased facilities, net	111.7	116.0
Nuclear fuel, net	67.2	73.6
Net Property, Plant and Equipment	3,324.8	3,222.6

Investments	692.8	733.3

Current Assets
Cash and cash equivalents	5.6	21.3
Accounts receivable	238.2	236.1
Other accounts receivable	-	116.4
Accrued revenues	96.4	132.2
Inventories, materials and supplies	220.5	227.1
Prepayments and other assets	104.1	78.0
Total Current Assets	664.8	811.1

Deferred Charges and Other Assets	330.6	300.5
Total Assets	$5,013.0	$5,067.5
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,027.5	$1,980.1
Preferred stock	30.4	30.4
Long-term debt	1,440.3	1,420.5
Total Capitalization	3,498.2	3,431.0

Current Liabilities
Long-term debt due currently	173.6	282.7
Short-term debt	75.6	172.4
Accounts payable	178.4	213.6
Accrued liabilities	248.8	143.1
Other	65.2	67.7
Total Current Liabilities	741.6	879.5

Deferred Credits and Other Liabilities
Accumulated deferred income taxes	393.2	399.0
Other	380.0	358.0
Total Deferred Credits and Other Liabilities	773.2	757.0
Total Capitalization and Liabilities	$5,013.0	$5,067.5
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30
2002	2001
(Millions of Dollars)
Operating Activities
Net income	$183.0	$170.9
Reconciliation to cash
Depreciation, decommissioning and amortization	211.0	207.7
Nuclear fuel expense amortization	21.3	23.6
Equity in earnings of unconsolidated affiliate	(15.2)	(14.8)
Deferred income taxes and investment tax credits, net	(56.3)	(10.4)
Change in -	Accounts receivable and accrued revenues	33.7	55.1
Other accounts receivable	116.4	-
Inventories	6.6	(13.9)
Other current assets	13.8	15.6
Accounts payable	(35.2)	(36.0)
Accrued income taxes, net	96.7	32.9
Other current liabilities	13.3	7.9
Other	11.2	(0.6)
Cash Provided by Operating Activities	600.3	438.0

Investing Activities
Capital expenditures	(249.1)	(235.7)
Return of investment from ATC	-	105.4
Nuclear fuel	(18.7)	(5.5)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	(8.2)	(4.4)
Cash Used in Investing Activities	(289.2)	(153.4)

Financing Activities
Dividends paid on common stock	(134.7)	(97.5)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	34.7	22.0
Retirement of long-term debt	(129.1)	(22.4)
Change in short-term debt	(96.8)	(167.5)
Cash Used in Financing Activities	(326.8)	(266.3)

Change in Cash and Cash Equivalents	(15.7)	18.3

Cash and Cash Equivalents at Beginning of Period	21.3	10.6

Cash and Cash Equivalents at End of Period	$5.6	$28.9
===	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$79.7	$91.0
Income taxes (net of refunds)	$61.3	$84.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

GENERAL INFORMATION
1.

The accompanying unaudited condensed financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2001 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature or as otherwise disclosed, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative, however, of the results which may be expected for the entire year 2002 because of seasonal and other factors.

2.

Wisconsin Electric has modified certain financial statement presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

RECENT ACCOUNTING PRONOUNCEMENT
3.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company expects to adopt SFAS 143 effective January 1, 2003.

The Company is performing a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes decommissioning costs for the Point Beach Nuclear Plant ("Point Beach") and may also apply to other facilities of the Company. Currently, nuclear decommissioning liabilities are accrued as depreciation expense, under an external sinking fund method, as these costs are recovered through rates over the expected service lives of the two generating units at Point Beach. SFAS 143 will require the Company to record the full fair value of the decommissioning liability and a corresponding asset, which will then be depreciated over the remaining expected service lives of the plant's generating units. Any changes in expense due to differing assumptions between SFAS 143 and those currently required by the Public Service Commission of Wisconsin ("PSCW") are not expected to be material and the Company expects to defer the differences as regulatory assets or liabilities. Other than for Point Beach, the Company has not yet determined the applicability of SFAS 143 to its financial statements, but does not expect it to be material.

COMMON EQUITY
4.

Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Electric had the following total Comprehensive Income during the nine month periods ended September 30, 2002 and 2001:

	Nine Months Ended September 30
Comprehensive Income	2002	2001
	(Millions of Dollars)

Net Income	$183.0	$170.9
Other Comprehensive Income (Loss)
Unrealized Losses During the Period
on Derivatives Qualified as Hedges:
Unrealized losses due to cumulative
effect of change in accounting principle	-	(5.1)
Change in value	(0.8)	(0.4)
Reclassification to earnings	0.4	5.5
Total Other Comprehensive Loss	(0.4)	-
Total Comprehensive Income	$182.6	$170.9
	=====	=====

SEGMENT INFORMATION
5.	Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three and nine month periods ended September 30, 2002 and 2001 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

September 30, 2002
Operating Revenues (a)	$522.7	$40.7	$3.3	$566.7
Operating Income (Loss)	$139.3	($10.4)	($1.8)	$127.1

September 30, 2001
Operating Revenues (a)	$508.9	$39.9	$3.4	$552.2
Operating Income (Loss)	$144.9	($8.7)	($1.2)	$135.0

Nine Months Ended

September 30, 2002
Operating Revenues (a)	$1,419.3	$251.9	$15.8	$1,687.0
Operating Income (Loss)	$333.4	$15.3	($0.8)	$347.9

September 30, 2001
Operating Revenues (a)	$1,400.7	$359.4	$16.2	$1,776.3
Operating Income	$318.7	$17.3	$1.3	$337.3

(a)	Wisconsin Electric accounts for intersegment revenues at tariff rates established by the PSCW. Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
6.

Giddings & Lewis Inc./City of West Allis Lawsuit:   On August 30, 2002, Wisconsin Electric entered into a Settlement Agreement and Release with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis), thereby ending all remaining litigation in this lawsuit. Under the Settlement Agreement and Release, Wisconsin Electric paid $8.65 million as full and final settlement of all damage claims by Giddings & Lewis and Kearney & Trecker against Wisconsin Electric. This settlement resulted in a third quarter 2002 charge. The Settlement Agreement was determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims.

As previously reported, in July 1999, a Milwaukee County Circuit Court jury had issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis, Kearney & Trecker, and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2001, the Wisconsin Court of Appeals, District I, reversed the $100 million punitive damage judgment in its entirety, ordering a new trial on the issue of punitive damages only. In January 2002, the Wisconsin Supreme Court denied petitions for further review and ordered the Milwaukee County Circuit Court to retry the issue of punitive damages. After contested hearings on April 8, 2002, the plaintiffs returned to Wisconsin Electric $117.7 million, consisting of the portion of the paid judgment pertaining to punitive damages and interest accrued on that amount. The new trial was scheduled to commence on October 21, 2002.

On May 29, 2002, Wisconsin Electric and the City of West Allis entered into a Settlement Agreement and Release in full and final settlement of all damage claims by the City of West Allis against Wisconsin Electric. Under this Settlement Agreement and Release, Wisconsin Electric paid $8.65 million to the City of West Allis. This settlement resulted in a charge during the second quarter of 2002.

On September 25, 2002 Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter covered by insurance. Wisconsin Electric intends to fully pursue any and all rights of recovery against its carriers under the applicable insurance policies.

Environmental Matters:   The Company periodically reviews its exposure to environmental remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. The Company has performed a preliminary assessment of twelve manufactured gas plant sites previously used by Wisconsin Electric as discussed below. The Company is working with the Wisconsin Department of Natural Resources in its investigation and remediation planning. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company has completed remediation at three former manufactured gas plant sites, with remediation at additional sites currently being completed. Other sites are being investigated or monitored. The Company estimates that the future costs for detailed site investigation and future remediation costs may range from $22-$47 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2002, the Company has established reserves of $25.0 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for unrecovered remediation costs.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002

EARNINGS

Wisconsin Electric had net income of $69.3 million for the third quarter of 2002, a $3.9 million decrease when compared to the third quarter of 2001. This change in net income is primarily due to the following items:

	Pretax	After-tax
	(Millions of Dollars)

Improved electric margins	$19.9	$11.9
2001 interest income accrual on litigation	(8.0)	(4.8)
2002 litigation settlement	(8.7)	(5.2)
Timing of nuclear outage	(10.6)	(6.4)
Other, net	0.2	0.6
Total change in income	($7.2)	($3.9)
	====	====

A more detailed analysis of financial results follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the third quarter of 2002 with similar information for the third quarter of 2001.

	Three Months Ended September 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$522.7	$508.9	2.7%
Fuel and Purchased Power
Fuel	81.5	87.4	(6.8%)
Purchased Power	60.4	60.6	(0.3%)
Total Fuel and Purchased Power	141.9	148.0	(4.1%)
Gross Margin	$380.8	$360.9	5.5%
	=====	=====

During the third quarter of 2002, total electric utility operating revenues increased by $13.8 million or 2.7% when compared with the third quarter of 2001. The increase was primarily due to a 2.4% increase in electric megawatt-hour sales during the third quarter of 2002, resulting from periods of warmer weather.

Electric gross margin increased 5.5% between the comparative periods primarily due to lower fuel and purchased power costs and favorable weather conditions in the third quarter of 2002. Between the comparative periods, total fuel and purchased power expenses decreased by $6.1 million or 4.1% primarily resulting from lower fuel prices and improved efficiencies in generation. These reductions were partially offset by the planned refueling of Unit 1 at the Point Beach Nuclear Plant which began in September of 2002 and was completed in mid-October. In addition, the cost of purchased power in the third quarter of 2002 was lower than it was in the third quarter of 2001 due to lower gas prices and additional availability of lower cost electricity in the Midwest.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the third quarter of 2002 with similar information for the third quarter of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended September 30			Three Months Ended September 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$195.7	$177.5	10.3%	2,333.9	2,102.2	11.0%
Small Commercial/Industrial	162.9	157.7	3.3%	2,369.6	2,280.8	3.9%
Large Commercial/Industrial	127.3	125.5	1.4%	2,987.3	2,915.4	2.5%
Other-Retail/Municipal	20.4	17.9	14.0%	500.6	435.6	14.9%
Resale-Utilities	12.7	27.2	(53.3%)	401.8	659.5	(39.1%)
Other-Operating Revenues	3.7	3.1	19.4%	-	-	-
Total	$522.7	$508.9	2.7%	8,593.2	8,393.5	2.4%
	=====	=====		=====	=====

Weather -- Degree Days (a)
Cooling (523 Normal)				647	541	19.6%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales increased by 2.4% during the third quarter of 2002 reflecting the impact of periods of warm weather, especially with respect to residential customers who are more weather sensitive than other customer classes. As measured by cooling degree days, the third quarter of 2002 was 19.6% warmer overall than the third quarter of 2001 and 23.7% warmer than normal. Sales volumes to large commercial/industrial customers, including Wisconsin Electric's largest customers, two iron ore mines, increased 2.5% between the comparative periods. Excluding these two mines, Wisconsin Electric's sales volumes to the remaining large commercial/industrial customers increased by 3.4%. Sales volumes for resale to other utilities, the Resale-Utilities customer class, declined 39.1% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

Traditionally the quarter ending September 30 has the lowest gross margin due to the lack of a heating load. A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2002 with similar information for the third quarter of 2001. Gross margin is a better performance indicator for the gas utility than changes in revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. As can be seen below, gas margin increased by $0.9 million as gas operating revenues increased by $0.8 million or 2.0% while gas costs declined by $0.1 million or 0.4%.

	Three Months Ended September 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$40.7	$39.9	2.0%
Cost of Gas Sold	22.7	22.8	(0.4%)
Gross Margin	$18.0	$17.1	5.3%
	====	====

For the three months ended September 30, 2002, gas gross margins by customer class improved when compared to the three months ended September 30, 2001. As can be seen in the table below, total therm deliveries for the third quarter of 2002 decreased 11.2% compared with the third quarter of 2001. While therm deliveries were down, an increase in the number of customers and a slight increase in rates led to an increase in margin.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the third quarter of 2002 with similar information for the third quarter of 2001.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$10.8	$10.3	4.9%	20.2	24.6	(17.9%)
Commercial/Industrial	3.3	3.2	3.1%	13.3	15.1	(11.9%)
Interruptible	0.1	0.1	-	0.9	1.3	(30.8%)
Total Gas Sales	14.2	13.6	4.4%	34.4	41.0	(16.1%)
Transported Gas	3.1	3.2	(3.1%)	74.8	82.0	(8.8%)
Other-Operating	0.7	0.3	133.3%	-	-	-
Total Deliveries	$18.0	$17.1	5.3%	109.2	123.0	(11.2%)
	====	====		====	====

Weather -- Degree Days (a)
Heating (150 Normal)				67	162	(58.6%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total gas sales volumes decreased by 16.1% during the third quarter of 2002. This decrease was largely due to periods of warmer weather partially offset by deliveries to a higher average number of customers.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $27.9 million or 17.4% during the third quarter of 2002 when compared with the third quarter of 2001. In the third quarter of 2002, the Company recorded an expense of $8.65 million for the settlement of litigation with Giddings & Lewis Inc. In addition during the third quarter of 2002, other operation and maintenance expenses increased by $10.6 million related to the timing of the scheduled Unit 1 outage at Point Beach Nuclear Plant. No outage at Point Beach occurred during the same period in 2001. The Company also experienced higher pension and other medical benefit expenses for the third quarter of 2002. Reductions in general administrative expenses partially offset cost increases in other areas of the Company.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses increased by $1.3 million due to the impact of significant long-lived property additions in 2002 partially offset by the retirement of several shorter-lived intangible assets.

Other Income, Net:   Other Income for the third quarter of 2002 decreased by $2.8 million or 25.0% compared to the third quarter of 2001. In the third quarter of 2001, the Company accrued $8.0 million of interest income as a result of a favorable court ruling. Such interest was received in 2002. This decrease was partially offset by increased equity in earnings of an unconsolidated affiliate and other income recorded reflecting increased carrying costs on deferred charges.

Financing Costs:   Financing costs decreased by $3.5 million or 13.2% during the third quarter of 2002 due primarily to lower outstanding short-term debt balances and lower interest rates. The lower financing costs also reflect the benefits of the early retirement of long-term debt in the first quarter of 2002.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002

EARNINGS

Wisconsin Electric's net income increased by $12.1 million or 7.1% between the first nine months of 2002 and the first nine months of 2001. The change in net income is primarily attributable to the following items:

	Pretax	After-tax
	(Millions of Dollars)
Improved electric margins	$45.0	$27.0
Reduced financing costs	12.3	7.4
2002 litigation settlement	(17.3)	(10.4)
Second nuclear outage in 2002	(10.6)	(6.4)
2001 interest income accrual on litigation	(8.0)	(4.8)
2002 costs for early repayment of $103.4 million of long-term debt	(5.3)	(3.2)
Other, net	0.2	2.5
Total change in net income	$16.3	$12.1
	====	====

The $45.0 million of improved electric margins primarily reflects a favorable sales mix brought about by increased residential sales due to a warm summer during 2002. In addition, the Company experienced lower fuel and purchased power costs due to lower natural gas and lower wholesale power prices. A more detailed analysis of financial results follows.

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first nine months of 2002 with similar information for the first nine months of 2001.

	Nine Months Ended September 30
Electric Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Electric Operating Revenues	$1,419.3	$1,400.7	1.3%
Fuel and Purchased Power
Fuel	212.6	240.5	(11.6%)
Purchased Power	162.2	160.7	0.9%
Total Fuel and Purchased Power	374.8	401.2	(6.6%)
Gross Margin	$1,044.5	$999.5	4.5%
	======	=====

During the first nine months of 2002, total electric utility operating revenues increased by $18.6 million or 1.3% when compared with the first nine months of 2001. In February and May 2001, Wisconsin Electric received increases in rates to cover increased fuel and purchased power costs. These increases favorably impacted revenues in the first nine months of 2002 by $11.6 million compared to 2001. Even with the increased fuel revenues, the Company estimates that it under-recovered fuel and purchased power costs by $5.6 million and $11.4 million for the nine months ended September 30, 2002 and 2001, respectively. Offsetting the impact of the rate increases, total megawatt-hour sales fell during the first nine months of 2002 due to a weak economy and warm winter weather in the first quarter of 2002 which countered the effects of periods of warmer weather in the second and third quarters of 2002.

Between the comparative periods, total fuel and purchased power expenses decreased by $26.4 million or 6.6% primarily due to lower natural gas and lower wholesale power prices. These reductions were partially offset by higher costs due to a larger number of planned outages during 2002 including a second refueling outage at Point Beach Nuclear Plant which began in the third quarter.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first nine months of 2002 with similar information for the first nine months of 2001.

	Operating Revenues			Megawatt-Hour Sales
	Nine Months Ended September 30			Nine Months Ended September 30
Electric Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$522.6	$484.3	7.9%	6,171.7	5,728.8	7.7%
Small Commercial/Industrial	447.3	439.1	1.9%	6,446.2	6,386.4	0.9%
Large Commercial/Industrial	353.6	358.2	(1.3%)	8,138.5	8,373.0	(2.8%)
Other-Retail/Municipal	53.4	48.5	10.1%	1,337.3	1,231.9	8.6%
Resale-Utilities	25.9	60.4	(57.1%)	821.5	1,604.3	(48.8%)
Other-Operating Revenues	16.5	10.2	61.8%	-	-	-
Total	$1,419.3	$1,400.7	1.3%	22,915.2	23,324.4	(1.8%)
	======	======		======	======

Weather - Degree Days (a)
Heating (4,404 Normal)				4,149	4,404	(5.8%)
Cooling (697 Normal)				888	709	25.2%

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales decreased by 1.8% during the first nine months of 2002 but varied within customer classes. Sales to residential and small commercial/industrial customers increased by 7.7% and 0.9%, respectively. Residential and small commercial/industrial customers were more sensitive to warmer weather during the summer of 2002 and contribute higher margins per megawatt-hour than other customer classes. Sales to Wisconsin Electric's largest commercial/industrial customers, two iron ore mines, declined 12.9% between the comparative periods due to the shutdown of a mine in the first quarter of 2002. Excluding these two mines, Wisconsin Electric's sales volumes to the remaining large commercial/industrial customers decreased by 0.5% between the comparative periods reflecting the weak economy in 2002. Sales for resale to other utilities, the Resale-Utilities customer class, declined 48.8% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries for the first nine months of 2002 and 2001 follows. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms that do not impact gross margin. Gas margins increased by $2.6 million partially due to an increase in the average number of customers in the first nine months of 2002 and a slight rate increase. Total deliveries were 0.7% higher than the prior year.

	Nine Months Ended September 30
Gas Utility Operations	2002	2001	% Change
	(Millions of Dollars)

Gas Operating Revenues	$251.9	$359.4	(29.9%)
Cost of Gas Sold	149.8	259.9	(42.4%)
Gross Margin	$102.1	$99.5	2.6%
	=====	=====

Gas operating revenues declined by $107.5 million or 29.9% between the first nine months of 2002 and the first nine months of 2001 offset by a $110.1 million or 42.4% decrease in purchased gas costs. The decline in revenues and cost of gas sold were directly related to a decline in natural gas prices. On a year to date basis, the weighted average cost of gas declined from $5.85 during 2001 to $2.95 during 2002. As noted above, such gas cost decreases do not affect the margin earned on each therm of gas delivered as a result of the Company's gas cost recovery mechanisms. Gas gross margin increased $2.6 million partially due to a rate increase that became effective December 20, 2001. In addition, in the first nine months of 2002 deliveries to a higher average number of customers favorably impacted the fixed component of operating revenues that is not affected by decreased volumes. These increases were partially offset by the decrease in gas sale therm deliveries reflecting fewer heating degree days in 2002 compared with the first nine months of 2001.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the first nine months of 2002 with similar information for the first nine months of 2001.

	Gross Margin			Therm Deliveries
Nine Months Ended September 30				Nine Months Ended September 30
Gas Utility Operations	2002	2001	% Change	2002	2001	% Change
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$65.0	$62.8	3.5%	227.2	226.8	0.2%
Commercial/Industrial	21.9	22.3	(1.8%)	129.2	136.9	(5.6%)
Interruptible	0.4	0.5	(20.0%)	5.3	6.8	(22.1%)
Total Gas Sales	87.3	85.6	2.0%	361.7	370.5	(2.4%)
Transported Gas	12.1	11.7	3.4%	257.2	244.3	5.3%
Other-Operating	2.7	2.2	22.7%	-	-	-
Total Deliveries	$102.1	$99.5	2.6%	618.9	614.8	0.7%
	=====	=====		====	====

Weather - Degree Days (a)
Heating (4,404 Normal)				4,149	4,404	(5.8%)

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first nine months of 2002, total therm deliveries of natural gas increased by 0.7% but varied within customer classes. Volume deliveries for the residential class increased by 0.2% and commercial/industrial customer classes decreased by 5.6% primarily reflecting the offsetting impacts of periods of warmer than normal and cooler than normal weather conditions between the first nine months of 2002 compared to a similar period in 2001. These variations to total therm deliveries were also impacted by changes in the customer counts.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $30.4 million or 5.8% during the first nine months of 2002 when compared with the first nine months of 2001. The most significant changes in other operation and maintenance expenses include costs of $17.3 million for the settlements of litigation with the City of West Allis in June 2002 and with Giddings & Lewis Inc. in third quarter of 2002. In addition during the first nine months of 2002, other operation and maintenance expenses include $6.0 million of additional costs associated with increased scheduled maintenance at several steam generation plants, and $10.6 million of additional costs associated with the scheduled Unit 1 outage at Point Beach Nuclear Plant in the third quarter 2002. In 2002, both generating units at Point Beach had scheduled outages. In 2001, only one unit had a scheduled outage. The Company also experienced an increase in employee benefit costs which were partially offset by cost reduction efforts during 2002.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses increased by $2.9 million due to the impact of significant long-lived property additions in 2002 partially offset by the retirement of several shorter-lived intangible assets.

Other Income, Net:   Other Income decreased by $6.6 million due primarily to one-time costs of $5.3 million from the early repayment of $103.4 million of long-term debt during the first nine months of 2002 and to an $8.0 million interest income accrual recorded in 2001 related to litigation offset partially by increased equity in earnings of an unconsolidated affiliate.

Financing Costs:   Financing costs decreased by $12.3 million or 14.9% during the first nine months of 2002 due partially to lower outstanding short-term debt balances, lower interest rates and reduced interest costs due to the $103.4 million long-term debt redemption in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first nine months of 2002 and 2001:

	Nine Months Ended September 30
Wisconsin Electric Power Company	2002	2001
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$600.3	$438.0
Investing Activities	($289.2)	($153.4)
Financing Activities	($326.8)	($266.3)

Operating Activities

Cash provided by operating activities increased to $600.3 million during the first nine months of 2002 compared with $438.0 million during the same period in 2001. This increase was mainly due to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling (See Note 6 in Item 1) plus increased earnings and a decline in working capital needs during the first nine months of 2002 as a result of lower natural gas prices and weather conditions.

Investing Activities

During the first nine months of 2002, Wisconsin Electric had net cash outflows for investing activities of $289.2 million as compared to $153.4 million in 2001. For the nine months ended September 30, 2002 and 2001, capital expenditures totaled $249.1 million and $235.7 million, respectively. Due to the timing of refueling outage schedules at Point Beach Nuclear Plant, the Company spent $13.2 million more on the acquisition of nuclear fuel between the comparative periods. In addition, during the first nine months of 2001, the Company received $105.4 million as a return of investment in the American Transmission Company LLC, the entity to which the Company transferred its electric utility transmission system assets on January 1, 2001.

Financing Activities

During the nine months ended September 30, 2002, Wisconsin Electric used $326.8 million for financing activities compared with $266.3 million during the first nine months of 2001. The primary uses of cash in the first nine months of 2002 included $134.7 million for dividends paid on common stock, $129.1 million for the repayment of long-term debt and $96.8 million for the repayment of short-term debt. In January 2002, the Company retired $103.4 million of long-term debt with a weighted average interest rate of 8.4% and refinanced it through short-term debt at lower interest rates.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2002 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit supplemented through the sale of debt securities. Wisconsin Electric, is planning to issue debt securities later this year, subject to regulatory approval. The proceeds from the issue will be used to refinance $225 million of high-coupon debt and to refund $150 million of maturing debt.

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

As of September 30, 2002, Wisconsin Electric had approximately $230 million of available unused lines of bank back-up credit facilities. The Company had approximately $75.6 million of total short-term debt outstanding on such date.

Wisconsin Electric reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations.

On June 26, 2002, Wisconsin Electric entered into an unsecured 364 day $230 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Electric's capitalization structure at September 30, 2002 and at December 31, 2001:

Capitalization Structure	September 30, 2002		December 31, 2001
	(Millions of Dollars)

Common Equity	$2,027.5	54.1%	$1,980.1	51.0%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,613.9	43.1%	1,703.2	43.8%
Short-Term Debt	75.6	2.0%	172.4	4.4%
Total	$3,747.4	100.0%	$3,886.1	100.0%
	======	=====	======	=====

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

Capital Requirements

Capital requirements during the remainder of 2002 are expected to be principally for utility plant additions and long-and short-term debt retirements. Wisconsin Electric's 2002 annual capital expenditure forecast is approximately $360 million.

Pension Investments:   The Company has funded its pension obligations in outside trusts. During 2002, the pension investments in the trusts have performed consistent with the stock market which has resulted in double digit negative returns. In addition, interest rates have fallen, which results in a higher discounted pension obligation. Under accounting rules, a company must record a minimum pension liability if the Accumulated Benefit Obligation exceeds the fair value of pension assets at the end of the year.

The Company has received projections from its actuaries which indicate that the Company may have to record a minimum pension liability as of December 31, 2002 if the pension assets continue to have negative returns in 2002 and the Company chooses not to make a contribution to the pension plan. The minimum pension liability would result in a non-cash charge to shareholders equity which, if the annual losses on pension assets are 10% to 20%, could be between $50 million to $70 million after tax during 2002.

Alternatively, the Company could make a contribution to the plan by December 31, 2002 which would eliminate the underfunded status of the plan. If the annual losses on pension assets are 10% to 20%, the net cash outflow could total between $15 million to $45 million after tax.

The Company is currently evaluating whether it will further fund the pension plan or take the non-cash charge to shareholders equity.

Financial Instruments:   Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2002, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2001. In addition, the Company believes the likelihood is remote that material payments will be required under these agreements.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Electric as of September 30, 2002 declined compared with December 31, 2001 mainly due to the early repayment of $103.4 million of long-term debt. Other changes since December 31, 2001 are consistent with normal business operations. Obligations for utility operations by Wisconsin Electric have historically been included as part of the rate making process and are therefore generally recoverable from customers.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

CORPORATE STRATEGY

Power the Future Strategy:   This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within Wisconsin Energy's distribution systems to meet increasing customer demands, make upgrades, including environmental improvements, to Wisconsin Electric's existing power plants, increase the amount of power provided from renewable energy sources, and fund various customer energy-efficiency improvements. Implementation of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. In October 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future prior to receiving a Certificate of Public Convenience and Necessity ("CPCN") and for the Company to incur associated pre-certification expenses, which are then subject to review by the PSCW prior to recovery.

The application for a CPCN for the Power the Future project was filed with the PSCW in February of 2002. In April of 2002, the PSCW authorized the CPCN approval process to be bifurcated by fuel source, which may expedite the issuance of a CPCN certificate for the Port Washington combined cycle gas project. Correspondingly, on April 25, 2002 the CPCN application for the Port Washington Generating Station was deemed complete by the PSCW. Testimony regarding the Port Washington Generating Station has been filed with the PSCW, and the CPCN hearings were held in September 2002. The City of Port Washington approved the Port Washington Generating Station project at the local level, issuing a conditional use permit in September 2002 to construct the Port Washington Generating Station. A verbal decision is expected from the PSCW in November of 2002 with the written decision to follow in December of 2002.

The staffs of the PSCW and the Wisconsin Department of Natural Resources ("WDNR") have requested supplementary information to the coal-based Elm Road CPCN application. The information is currently being prepared for submittal. Under the current schedule, Wisconsin Energy hopes to receive CPCN approval for the Elm Road project in 2003. Wisconsin Energy continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

Midwest Independent Power Suppliers Coordination Group ("MWIPS"), an unincorporated association of independent power producers, has filed a Petition for Judicial Review with the Dane County Circuit Court. MWIPS has asked the Circuit Court to reverse and remand to the PSCW the October 2001 declaratory ruling.

Wisconsin Electric has filed its Notice of Appearance and Statement of Position asking that the declaratory ruling be upheld and the Petition for Judicial Review be dismissed. Wisconsin Electric and the PSCW both filed a Motion to Dismiss on the grounds that MWIPS did not have standing to bring the review proceeding. The Dane County Circuit Court concluded that MWIPS had standing to bring the review proceeding. The Dane County Circuit Court has not addressed the merits of the Petition nor established a briefing schedule. The Company believes these claims lack merit and does not believe that this proceeding will adversely affect implementation of Power the Future.

In July 2002, Wisconsin Energy signed a Memorandum of Understanding ("MOU") with the Customers First! Coalition, The Wisconsin Industrial Energy Group, the Wisconsin Initiative Seeking Energy Reform and the Citizens' Utility Board amending key financial aspects of the Power the Future proposal. The Memorandum of Understanding solidifies support for the project among coalition members and may further facilitate PSCW approval of the Power the Future project.

UTILITY RATES AND REGULATORY MATTERS

Wisconsin Jurisdiction

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover the estimated incremental costs associated with the formation and operation of American Transmission Company LLC ("ATC"), which was designed to enhance transmission access and increase electric system reliability and market efficiency in the state of Wisconsin. Wisconsin Electric also is seeking to recover associated incremental transmission costs of the Midwest Independent System Operator, the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are primarily due to the implementation of capital improvement projects for the period 2001-2005 and associated operation costs that are expected to increase transmission capacity and reliability. The Company anticipates that cost recovery of the transmission related costs under this request and similar requests in the Michigan jurisdiction will be earnings neutral subject to approval of these requests by the PSCW and Michigan Public Service Commission ("MPSC").

On October 22, 2002, the PSCW issued its order authorizing a surcharge for recovery of $48 million of annual costs reflecting lower projected transmission costs through 2005 than estimated by the Company. Recognizing the uncertainty of these transmission related costs, the PSCW order authorized $48 million of additional costs and provided for escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs. The October 2002 order is expected to increase revenues and operating costs by $48 million per year, with an insignificant impact to net earnings.

Derivatives:   During the third quarter of 2002, Wisconsin Electric regulated operations received approval from the PSCW to establish regulatory asset and liabilities in accordance with SFAS 71 to offset the effects of fair market value accounting for any electric-related or other commodity contracts that qualify as derivatives under FAS 133.

Michigan Jurisdiction

Electric Retail Rate Increase:   In mid-November 2000, Wisconsin Electric submitted an application with the MPSC requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings were completed on April 10, 2002. On September 16, 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately.

Electric Transmission Cost Recovery:   Wisconsin Electric filed a request with the MPSC in September 2001 for rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million through the Michigan Power Supply Cost Recovery mechanism. On September 16, 2002, the MPSC issued an order that authorized Wisconsin Electric to recover transmission costs in its Power Supply Cost Recovery Clause prospectively. The Company anticipates filing a separate request with the MPSC for ATC start-up and incremental ATC cost deferrals to date that amounted to approximately $1.2 million.

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

During the Spring 2002 Point Beach Unit 2 refueling outage, NMC conducted a more thorough inspection of the reactor pressure vessel head which showed no evidence of leakage. On August 9, 2002, NRC issued Bulletin 2002-02, "Reactor Pressure Vessel Head and Vessel Head Penetration Nozzle Inspection Programs," creating additional NRC expectations for reactor vessel head examinations. As a result of this new NRC guidance, NMC conducted more extensive examinations of the Unit 1 reactor pressure vessel head during the Fall 2002 Point Beach Unit 1 refueling outage. These examinations showed no evidence of leakage. Wisconsin Electric is currently evaluating the possibility of replacing both reactor vessel heads as an alternative to incurring the additional time and costs of these examinations.

On July 12, 2002, the NRC issued a Notice of Violation and provided its final significance determination, upholding its April 8, 2002 preliminary red finding for Point Beach related to a potential failure of the plant's auxiliary feedwater system. In November 2001, as part of a comprehensive risk assessment, plant employees had discovered the potential for a common mode failure of the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has completed equipment modifications and updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. The NRC conducted an additional inspection in September 2002 to gather additional information to complete the NRC's evaluation of whether or not it is appropriate to treat this issue as an old design issue. On October 2, 2002, the NRC determined that treatment as an old design issue not representative of current performance was appropriate. Therefore, the NRC will not use this finding in consideration of Point Beach's current overall performance.

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Marketable Securities Return Risk:   Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited ("NEIL"). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders which reduce insurance costs. Wisconsin Electric has received at least $9.0 million before taxes as its share of distributions each year since 1998. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs to Wisconsin Electric.

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
  Regulatory factors, such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources related to emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval in 2000 of the merger of Wisconsin Energy Corporation and WICOR, Inc.
  The increasing competitiveness of the electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.
  Changes in social attitudes regarding the utility and power industries.
  Customer business conditions, including demand for their products or services and supply of labor and material used in creating their products and services.
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of litigation with insurance carriers to recover costs and expenses associated with the Giddings & Lewis Inc./City of West Allis lawsuit against Wisconsin Electric.
  Factors affecting the availability or cost of capital, such as: changes in interest rates and other general capital market conditions; the Company's capitalization structure; market perceptions of the utility industry or the Company; or security ratings.
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
  Other business or investment considerations including market risks and other significant risks that may be disclosed from time to time in Wisconsin Electric's Securities and Exchange Commission filings or in other publicly disseminated written documents.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Market Risks and Other Significant Risks," in Part I of this report and see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Electric's 2001 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2001 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Electric's Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

ENVIRONMENTAL MATTERS

See "Environmental Matters" in Note 6, in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report which is incorporated by reference herein, for a discussion of matters related to certain coal-ash landfills and manufactured gas plant sites.

Giddings & Lewis Inc./City of West Allis Lawsuit:   See Note 6 in Item 1, Financial Statements -- "Notes to Condensed Financial Statements" in Part I of this report for information concerning the settlements of the Giddings & Lewis Inc./City of West Allis lawsuit, which information is incorporated herein by reference.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- " Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information related to Wisconsin Energy's Power the Future strategy.

Utility Rate and Regulatory Matters:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -" Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information related to utility rate and regulatory matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

12	Statements of computation of ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K, dated as of July 3, 2002, was filed by Wisconsin Electric on July 8, 2002 to report that Wisconsin Electric had dismissed Arthur Andersen LLP as its independent accountants and engaged the firm of Deloitte & Touche LLP to audit the books and records of Wisconsin Electric for 2002.

A Current Report on Form 8-K, dated as of August 30, 2002, was filed by Wisconsin Electric on September 4, 2002 to report that Wisconsin Electric entered into a Settlement Agreement and Release with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) in the Giddings & Lewis Inc./ City of West Allis Lawsuit.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 5, 2002	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

CERTIFICATIONS

I, Richard Abdoo, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wisconsin Electric Power Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002
/s/RICHARD A. ABDOO
Chief Executive Officer

I, Paul Donovan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Wisconsin Electric Power Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002
/s/PAUL DONOVAN
Chief Financial Officer