Form 10-K
period 2002-12-31
WISCONSIN ELECTRIC POWER CO
filed 2003-02-28
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission	Registrant; State of Incorporation	IRS Employer
File Number	Address; and Telephone Number	Identification No.

001-01245	WISCONSIN ELECTRIC POWER COMPANY	39-0476280
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 2949
Milwaukee, WI 53201
(414) 221-2345

Securities Registered Pursuant to Section 12(b) of the Act: None

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

    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive Information Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Electric Power Company held by non-affiliates as of June 28, 2002 was zero. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (January 31, 2003):

Common Stock, $10 Par Value, 33,289,327 shares outstanding.

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's definitive Information Statement for its Annual Meeting of Stockholders, to be held on April 25, 2003, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS
Item	Page
PART I

1. Business ......................................................................................................................................	4

2. Properties ....................................................................................................................................	17

3. Legal Proceedings ........................................................................................................................	18

4. Submission of Matters to a Vote of Security Holders ...................................................................	19

Executive Officers of the Registrant ............................................................................................	19

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ..............................	20

6. Selected Financial Data ................................................................................................................	21

7. Management's Discussion & Analysis of Financial Condition & Results of Operations ............	23

7A.Quantitative and Qualitative Disclosures About Market Risk ......................................................	47

8. Financial Statements and Supplementary Data .............................................................................	48

9. Changes in & Disagreements with Accountants on Accounting and Financial Disclosure ..........	74
PART III

10. Directors and Executive Officers of the Registrant .......................................................................	74

11. Executive Compensation .................................................................................................................	74

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

13. Certain Relationships and Related Transactions ...........................................................................	75

14. Controls and Procedures ................................................................................................................	75
PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................................	75

Signatures ......................................................................................................................................	77

Certifications .................................................................................................................................	78

Exhibit Index ..................................................................................................................................	E-1

PART I
ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), was incorporated in the state of Wisconsin in 1896. Wisconsin Electric is an electric, gas and steam utility which serves over 1,056,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 420,500 gas customers in Wisconsin and about 470 steam customers in metro Milwaukee, Wisconsin. It maintains its principal executive offices in Milwaukee, Wisconsin.

For further financial information about Wisconsin Electric's business segments, see "Results of Operations" in Item 7 and "Note M -- Segment Reporting" in the Notes to Consolidated Financial Statements in Item 8.

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR"), the parent of Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin. Wisconsin Energy has integrated the gas operations and corporate support areas of Wisconsin Electric and Wisconsin Gas. In April 2002, Wisconsin Electric and Wisconsin Gas began doing business under the trade name "We Energies". For additional information on the acquisition, see "Corporate Developments" in Item 7 and "Note A--Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8.

Power the Future Strategy:   In late February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of its Power the Future growth strategy, Wisconsin Energy plans to: (1) invest in new natural gas-based and coal-based electric generating facilities and major upgrades on Wisconsin Electric's existing generation facilities, (2) upgrade the existing electric generating facilities at Wisconsin Electric, and (3) invest in upgrades of the existing energy distribution system. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. Additional information concerning the Power the Future strategy may be found in Item 7.

Other:   Bostco LLC ("Bostco") is a non-utility subsidiary of Wisconsin Electric which develops and invests in real estate.

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC"), including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

Wisconsin Electric, which is the largest electric utility in the state of Wisconsin, generates, distributes and sells electric energy in a territory in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Electric Sales

See "Consolidated Selected Utility Operating Data" in Item 6 for certain electric utility operating information by customer class during the period 1998 through 2002.

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

Electric energy sales by Wisconsin Electric to all classes of customers totaled approximately 30.4 million megawatt hours ("mwh") during 2002, a 0.5% decrease from 2001. Approximately 0.4 million of megawatt-hour sales during 2002 were to Edison Sault Electric Company ("Edison Sault"), an affiliated electric utility serving retail and wholesale customers in the Upper Peninsula of Michigan. Wisconsin Electric had approximately 1,056,000 electric customers at December 31, 2002, an increase of 1.2% since December 31, 2001.

Electric Sales Growth:   Assuming moderate growth in the economy of its electric utility service territories and normal weather, the Company presently anticipates total retail and municipal electric kilowatt-hour sales of the electric utility to grow at a compound annual rate of 2.0% over the five-year period ending December 31, 2007. Wisconsin Electric's electric sales growth is primarily dependent upon the economy in its service territory.

Sales To Large Electric Retail Customers:   Wisconsin Electric provides electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products, and machinery production, as well as to large retail chains.

The Company's largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. Wisconsin Electric currently has special negotiated power-sales contracts with these mines that expire in 2007. The combined electric energy sales to the two mines accounted for 6.5%, 6.6% and 7.8% of the Company's total electric utility energy sales during 2002, 2001 and 2000, respectively.

Sales to Wholesale Customers:   During 2002, Wisconsin Electric sold wholesale electric energy to three municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. Wholesale electric energy sales by Wisconsin Electric were also made to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission ("FERC"). Wholesale sales accounted for approximately 8.7% of the Company's total electric energy sales and 4.6% of total electric operating revenues during 2002 compared with 11.2% of total electric energy sales and 6.4% of total electric operating revenues during 2001.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. Wisconsin Electric reached its all-time electric peak demand obligation of 6,298 megawatts on August 7, 2001 due primarily to its residential cooling load. The summer period is the most relevant period for capacity planning purposes at the Company. Wisconsin Electric is a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 15% planning reserve margin in place prior to the upcoming peak season. The Public Service Commission of Wisconsin ("PSCW") guidelines to electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission has not provided guidelines in this area. During the years 2003 through 2007, Wisconsin Electric currently estimates that electric peak demand obligation will grow at an annualized rate of 1.7% to approximately 6,700 megawatts.

The Company had adequate capacity to meet all of its firm electric load obligations during 2002 and expects to have adequate capacity to meet all of its firm obligations during 2003. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. For additional information regarding the Company's generation facilities, see Item 2.

Competition

The nation's electric utility industry had previously been following a trend towards restructuring and increased competition. However, given electric reliability problems in the state of California, which had previously restructured its electric industry framework, and the current status of restructuring initiatives in regulatory jurisdictions where the Company primarily does business, Wisconsin Electric does not expect significant electric deregulation in Wisconsin in the next three years. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Electric Supply

The table below indicates the Company's sources of electric energy supply, including net generation by fuel type, for the following years ended December 31:

	Estimate	Actual
	2003 (a)	2002	2001	2000

Coal	58.9%	59.2%	62.2%	64.2%
Nuclear	24.9%	25.0%	25.0%	23.3%
Hydroelectric	1.2%	1.4%	1.1%	1.1%
Natural gas	0.4%	0.8%	0.7%	1.0%
Oil and Other (b)	0.1%	0.1%	0.1%	0.2%
Net Generation	85.5%	86.5%	89.1%	89.8%
Purchased Power (c)	14.5%	13.5%	10.9%	10.2%
Total	100.0%	100.0%	100.0%	100.0%
	=====	=====	=====	=====

(a)

Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of Wisconsin Electric's generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -- Cautionary Factors" in Item 7.

(b)	Includes generation by alternative renewable sources.

(c)	Excludes total intercompany sales between Edison Sault and Wisconsin Electric of 364.6 thousand mwh during 2002, 305.5 thousand mwh during 2001 and 175.6 thousand mwh during 2000.

Wisconsin Electric's net generation totaled 27.6 million megawatt hours during 2002 compared with 28.7 million megawatt hours during 2001 and 29.6 million megawatt hours during 2000. The decline in 2002 generation was primarily due to an increase in scheduled outages at Wisconsin Electric's generating facilities. The Company made up for the decrease in generation through additional power purchases during 2002. When compared with the past three years, net generation as a percent of the Company's total electric energy supply is expected to decrease during 2003 in large part due to the Port Washington unit retirements and planned outages at various generating facilities. Purchased power is expected to be the primary source of additional electric energy supply required to meet load growth in the next two years.

Wisconsin Electric's average fuel and purchased power costs per megawatt by fuel type for the years ended December 31 are shown below.

	2002	2001	2000

Coal	$12.09	$12.44	$12.07
Nuclear	$5.04	$5.78	$5.44
Natural Gas	$60.56	$72.31	$75.49
Purchased Power	$34.50	$39.66	$39.11

The fuel costs for coal and nuclear generation are relatively stable as the fuel costs are under long-term contracts. The costs for natural gas and purchased power, which is primarily natural gas-based, are more volatile.

Coal-Based Generation

Coal Supply:   Wisconsin Electric diversifies the coal supply for its power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2003, 99% of Wisconsin Electric's projected coal requirements of 12.0 million tons will be under contracts which are not tied to 2003 market pricing fluctuations. Wisconsin Electric does not anticipate any problem in procuring its remaining 2003 coal requirements through short-term or spot purchases and inventory adjustments.

Following is a summary of the annual tonnage amounts for Wisconsin Electric's principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage

Dec. 2003	500,000
Dec. 2003	150,000
Dec. 2004	500,000-2,000,000
Dec. 2005	3,200,000
Dec. 2005	1,600,000
Dec. 2006	2,000,000

As of the beginning of 2003, Wisconsin Electric had approximately a 109-day supply of coal in inventory at its coal-based facilities.

Coal Deliveries:   Approximately 75% of Wisconsin Electric's 2003 coal requirements are expected to be delivered by Wisconsin Electric-owned unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and delivered to the Milwaukee County Power Plant by truck once it arrives by lake vessel in Milwaukee. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachian and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-based generating facilities, see "Environmental Compliance".

Nuclear Generation

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note F -- Nuclear Operations" in the Notes to the Consolidated Financial Statements in Item 8.

Nuclear Management Company:   Nuclear Management Company, LLC ("NMC"), owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC provides services to nine nuclear generating units at seven sites in the states of Wisconsin, Minnesota, Michigan, Iowa, and Nebraska with a total combined generating capacity of about 5,300 megawatts as of December 31, 2002. Wisconsin Electric continues to own Point Beach and retains exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Fuel Supply:   Wisconsin Electric purchases uranium concentrates ("Yellowcake") and contracts for its conversion, enrichment and fabrication. Wisconsin Electric maintains title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach, whereupon it is sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note G -- Long-Term Debt" in Item 8.

Uranium Requirements:   Wisconsin Electric requires approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Wisconsin Electric has staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, amended in 2000, which supplies 100% of the annual requirements through 2007 under these staggered, extended fuel cycles.

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

Nuclear Decommissioning:   Wisconsin Electric provides for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment results, brought the balance in the trust fund at December 31, 2002 to approximately $550 million. For additional information regarding decommissioning, see "Note F -- Nuclear Operations" in Item 8.

Nuclear Plant Insurance:   The Price-Anderson Act, as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant. A provision extending the Price-Anderson Act through the end of 2003 was adopted by Congress in February 2003. For more information regarding nuclear plant insurance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note F - Nuclear Operations" in Item 8.

Hydroelectric Generation

Wisconsin Electric's hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts. Of these fourteen plants, thirteen are licensed by the FERC. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed.

Natural Gas-Based Generation

The Concord and Paris Combustion Turbine Power Plants, Germantown Unit 5 and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Natural gas is also used for boiler ignition and flame stabilization purposes at the Pleasant Prairie and Oak Creek Power Plants. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on the local distribution system of Wisconsin Electric's gas operations. An interruptible balancing and storage agreement with ANR Pipeline is intended to facilitate the variable gas usage pattern of the combustion turbine plants. Natural gas for the gas-based boiler at the Milwaukee County Power Plant and for boiler ignition and flame stabilization at the Valley Power Plant is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to Wisconsin Gas, the local gas distribution utility. Wisconsin Gas then transports Wisconsin Electric's gas to each plant under interruptible tariffs.

Wisconsin Electric also has power purchase agreements with Alliant Energy Neenah, LLC ("Alliant") and LSP Whitewater, LP, both of which utilize natural gas as primary fuel and fuel oil as back-up fuel. LSP-Whitewater, LP is responsible for its own natural gas and fuel oil procurement. Wisconsin Electric procures and delivers natural gas to Alliant's Neenah Energy Facility and receives the electric power produced, as discussed in "Purchase Power

Commitments" below. Wisconsin Electric has another power purchase agreement with Calpine Corporation for peaking capacity from a Zion, Illinois facility which began commercial operation during the summer of 2002. Wisconsin Electric procures and delivers fuel to the plant and receives the electric power produced, similar to the Alliant agreement.

Wisconsin Electric is the gas distribution utility for Concord, Paris, Pleasant Prairie, Whitewater Cogeneration Facility and Oak Creek Power Plants. Wisconsin Gas is the gas distribution utility for the Valley and Milwaukee County Power Plants. Both the Germantown Power Plant and Alliant's Neenah Energy Facility are directly connected to ANR Pipeline, with no gas distribution utility involvement.

Oil-Based Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-based gas turbines discussed above. Fuel oil requirements are purchased under partnering agreements with suppliers that assist Wisconsin Electric with inventory tracking and oil market price trends.

Due to regulatory issues, Wisconsin Electric has put the conversion of the four original generating units at the Germantown Power Plant to dual fuel (natural gas and oil) on hold. A fifth dual fuel combustion turbine began commercial operation at Germantown Power Plant in 2000. The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

Purchase Power Commitments

To meet a portion of its anticipated increase in future electric energy supply needs, Wisconsin Electric has entered into separate long-term power purchase contracts with subsidiary of Cogentrix, Inc., Alliant Energy Corporation and Calpine Corporation.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from a gas-based cogeneration facility located in Whitewater, Wisconsin, does not include any minimum energy requirements.

Alliant's Neenah Energy Facility began commercial operations in May 2000 and is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin. The purchase power agreement with Alliant is similar in structure to arrangements commonly referred to in the electric industry as a "tolling arrangement." That is, Wisconsin Electric delivers fuel to the facility and receives electric power. Wisconsin Electric pays Alliant a "toll" to convert Wisconsin Electric's fuel into the electric energy. The output of the facility is available for Wisconsin Electric to dispatch during the term of the agreement which ends in May 2008.

Wisconsin Electric's agreement with the Calpine Corporation calls for new generating capacity to be constructed in northern Illinois by a Calpine subsidiary to supply power to Wisconsin Electric. Under the agreement, three 150-megawatt natural gas-based turbine peaking units are to be constructed, two in 2002 and one in 2003. Although two units were constructed in 2002, Wisconsin Electric received power from only one of the two available units. The power from the second unit was under contract to a third party for 2002 only. Wisconsin Electric will have the full 450 megawatts available for its use in 2003. This power purchase agreement also is a tolling agreement.

Wisconsin Electric cancelled a long-term contract for 225 megawatts of output due to certain contractual obligations not being met.

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

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. At December 31, 2002, the Company owned approximately 37% of ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. It is expected to provide comparable service to all customers, including Wisconsin Electric, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO, and Wisconsin Electric became a non-transmission owning member and customer of the Midwest ISO.

Wisconsin Electric has contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services provided by Wisconsin Electric was approximately $50.9 million and $51.6 million during 2002 and 2001, respectively, and is expected to decline in future years as ATC provides more of these services directly.

For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Renewable Electric Energy

The Company's Power the Future proposal includes a commitment to significantly increase the amount of renewable generation utilized by the Company beyond that required by Wisconsin law. In addition, Wisconsin Electric has an "energy for tomorrow®" renewable energy program. For more information about Public Benefits see "Regulation" below.

GAS UTILITY OPERATIONS

Wisconsin Electric's gas utility operation is authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. The Company also transports customer-owned gas. Wisconsin Electric's gas utility operates in three distinct service areas: west and south of the City of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin.

Gas Deliveries

The Company's gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Selected Operating Data" in Item 6 for selected gas utility operating information by customer class during the period 1998 through 2002. See "Results of Operations" in Item 7 for selected gas utility operating information by customer class.

Total gas therms delivered by Wisconsin Electric, including customer-owned transported gas, were approximately 890.0 million therms during 2002, a 4.4% increase compared with 2001. At December 31, 2002, Wisconsin Electric was transporting gas for approximately 365 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 38% of total therms delivered by Wisconsin Electric during 2002, 39% during 2001 and 41% during 2000. Wisconsin Electric had approximately 420,500 gas customers at December 31, 2002, an increase of approximately 1.9% since December 31, 2001.

Wisconsin Electric's maximum daily send-out during 2002 was 628,272 dekatherms on March 4, 2002.

Sales to Large Gas Customers:   The Company provides gas utility service to a diversified base of industrial customers who are largely within its electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for Wisconsin Electric's electric energy supply represents the Company's largest transportation customer.

Gas Deliveries Growth:   The Company currently forecasts total therm deliveries of natural gas to grow at an annual rate of approximately 1.6% for the gas operations over the five-year period ending December 31, 2007 which reflects a current year normalized sales level. This forecast assumes moderate growth in the economy of the Company's gas utility service territory and normal weather. Abnormal weather or a contraction in the economy could cause the sales growth rate to deviate from this normalized growth pattern.

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

The Company's future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of the Company and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices compared to other sources and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

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

Term Gas Supply:   Wisconsin Electric has contracts for firm supplies with terms in excess of 30 days with more than 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts, priced based upon first of the month indices, have varying durations so that only a portion of the Company's' respective firm gas supply expires in any year. Management believes that the volume of gas under contract is sufficient to meet its forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, such as Wisconsin Electric, must contract for capacity and supply sufficient to meet the firm peak day demand of its customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the Wisconsin Electric gas cost incentive mechanisms pursuant to which the Company has an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2002, the Company continued its active participation in the capacity release market.

Spot Market Gas Supply:   Wisconsin Electric expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. The Company has supply relationships with a number of sellers from whom it purchases spot gas.

Guardian Pipeline:   In March 1999, WICOR announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin ("Guardian Pipeline"). The Guardian Pipeline is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. CMS Energy Corporation, a Dearborn, Michigan-based international energy company, and a subsidiary of Xcel Energy, Inc., a Minneapolis-based diversified energy company, are cosponsors of the project with WICOR. The three partners have equal ownership interests in the project. On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian Pipeline. Construction commenced on the Guardian Pipeline in the spring of 2002. Guardian Pipeline began operation in December 2003. On January 17, 2003 Xcel Energy announced the completion of the sale of its ownership interest in Guardian Pipeline to an affiliate of Northern Border Partners, LLP.

STEAM UTILITY OPERATIONS

Wisconsin Electric's steam utility generates, distributes and sells steam supplied by its Valley and Milwaukee County Power Plants. Wisconsin Electric operates a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from Wisconsin Electric's Valley Power Plant, a coal-based cogeneration facility. Wisconsin Electric also operates the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2002, the steam utility had $21.5 million of operating revenues from the sale of 3,001 million pounds of steam compared with $21.8 million of operating revenues from the sale of 2,929 million pounds of steam during 2001. As of December 31, 2002 and 2001, steam was used by 467 and 449 customers, respectively, for processing, space heating, domestic hot water and humidification.

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

Wisconsin Electric is subject to the regulation of the PSCW as to retail electric, gas, and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. Wisconsin Electric is subject to regulation of the PSCW as to certain levels of short-term debt obligations. Wisconsin Electric is subject to the regulation of the Michigan Public Service Commission as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Wisconsin Electric's hydroelectric facilities are regulated by the FERC. Wisconsin Electric is subject to regulation of the FERC with respect to wholesale power service and accounting.

The following table compares the source of the Company's operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2002.

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Wisconsin
Electric Utility -- Retail	$1,687.5	73.5%	$1,611.8	69.5%	$1,517.7	69.5%
Gas Utility -- Retail	389.8	17.0%	457.1	19.7%	399.7	18.3%
Other Utility -- Retail	21.5	0.9%	21.8	1.0%	21.9	1.0%
Total	2,098.8	91.4%	2,090.7	90.2%	1,939.3	88.8%
Michigan
Electric Utility -- Retail	110.7	4.8%	110.8	4.8%	118.0	5.4%
FERC
Electric Utility -- Wholesale	86.4	3.8%	117.2	5.0%	127.7	5.8%
Total Utility Operating Revenues	$2,295.9	100.0%	$2,318.7	100.0%	$2,185.0	100.0%
	=====	====	=====	====	=====	====

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Operation and construction relating to the Company's Point Beach Nuclear Plant are subject to regulation by the United States Nuclear Regulatory Commission. The operations of Wisconsin Electric are also subject to regulations, where applicable, of the United States Environmental Protection Agency ("EPA"), the Wisconsin Department of Natural Resources, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

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

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to begin transferring the funds for these programs to the Department of Administration. The Company implemented this change in October 2000. The utilities' traditional role of providing these programs has shifted to the Department of Administration, which administers the funds for a statewide public benefits program.

This law also requires that retail energy providers supply 0.5% of their Wisconsin retail electric sales from renewable energy, which the Company did in 2002, with the required minimum percentage increasing to 2.2% by the year 2011.

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

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures by Wisconsin Electric of approximately $77 million in 2002 compared with $49 million in 2001. Expenditures incurred during 2002 primarily included costs associated with the installation of pollution abatement facilities at Wisconsin Electric's power plants. Such expenditures at Wisconsin Electric are expected to approximate $27 million during 2003, reflecting nitrogen oxide ("NOx") and other pollution control equipment needed to comply with ozone non-attainment rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for Wisconsin Electric's fly ash removal equipment and other environmental protection systems are estimated to have been approximately $46 million during 2002 and $45 million during 2001.

Solid Waste Landfills

The Company provides for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Giddings and Lewis, Inc./City of West Allis Lawsuit:   For information about this matter, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release and work has been performed to address these conditions. For additional information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation include:

Highway 59 Landfill:   In 1989, a sulfate plume was detected in the groundwater beneath a Wisconsin Electric-owned former ash landfill located in the Town of Waukesha, Wisconsin. After notifying the Wisconsin Department of Natural Resources, Wisconsin Electric initiated a five-year expanded monitoring program. In July 1995, Wisconsin Electric prepared an environmental contamination assessment of the landfill and submitted the report to the Wisconsin Department of Natural Resources. Wisconsin Electric has petitioned the City of Waukesha to extend city water service to residents of the Town of Waukesha affected by contamination from the site. The City Council has agreed to extend service at Wisconsin Electric's cost. In addition to providing City water to affected residents, Wisconsin Electric has completed excavation of saturated ash and placement of a cap on the landfill, and completed final landscaping of the site in 2001. City water supply piping to residents is currently being installed. The cost for complete remediation of this site is estimated to be $3.5 million.

Kansas Ave. Landfill:   The Kansas Ave. site, located in the City of St. Francis, Wisconsin, was a small landfill area used to support the operations of the Company's former Lakeside Power Plant. Wisconsin Electric is working with the Wisconsin Department of Natural Resources to obtain closure for this site. Expenses associated with the site closure are estimated to be $0.9 million. No groundwater treatment is planned at this time.

Lakeside Landfill:   During 2001, Wisconsin Electric completed an investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. The Company has initiated excavation and utilization of residual coal at the site and has implemented slope stabilization and cover construction. The cost for remediation of this site is estimated to be approximately $3.2 million.

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted Wisconsin Electric to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future costs for remediation, involving reconfiguration of the site and construction of a new cap, are estimated to be approximately $3.5 million.

Manufactured Gas Plant Sites

The Company is reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

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

Wisconsin Energy's Power the Future strategy provides a plan to meet the Company's growing demand for electricity using environmentally friendly equipment. The plan proposes to build five new generating units, a total of 2,800 megawatts, at a total cost of about $3.0 billion. Three of the units would be built at the site of the Company's Oak Creek Power Plant. Two of these units would use a supercritical pulverized coal design and the other would use coal gasification technology. All of these units will use state-of-the-art emission controls. The other two units would be located at the Company's Port Washington Power Plant site, where older, less efficient coal-based units installed before 1950 would be retired and new natural gas-based units would be built. These latest technologies are expected to provide a significant reduction in air emissions compared with existing, older power plants. Implementation of the Power the Future plan also provides for upgrades to existing power plants and modernization to increase efficiency and reduce emissions. In addition to the positive environmental attributes of the generation technology, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to address greenhouse gas issues. For further information about Wisconsin Energy's Power the Future strategy, see "Corporate Developments" in Item 7.

OTHER

Research and Development:   Wisconsin Electric had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by the electric utility operations.

Employees:   At December 31, 2002, Wisconsin Electric had 5,172 total employees of which 3,560 were represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2002.

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	2,651	August 15, 2004
Local 317 of International Union of Operating Engineers	486	September 30, 2003*
Local 12005 of United Steel Workers of America	196	November 6, 2004
Local 7-0111 of Paper, Allied- Industrial Chemical & Energy Workers International Union	66	November 3, 2004
Local 510 of International Brotherhood of Electrical Workers	161	April 30, 2004
Total Wisconsin Electric	3,560
	====
* Currently under negotiations.

ITEM 2.	PROPERTIES

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

Effective January 1, 2001, Wisconsin Electric exited the electric transmission business by contributing all of its transmission assets to ATC in exchange for an equity interest in this new company. For further information, see "Electric Utility Operations" in Item 1."

Wisconsin Electric owns the following generating stations with dependable capabilities as indicated.

			Dependable Capability
		No. of	In Megawatts (a)
		Generating	August	December
Name	Fuel	Units	2002	2002

Steam Plants
Point Beach	Nuclear	2	1,012	1,022
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	617	618
Pleasant Prairie	Coal	2	1,224	1,234
Port Washington (b)	Coal	4	305	305
Valley	Coal	2	267	227
Edgewater 5 (c)	Coal	1	102	102
Milwaukee County	Coal	3	11	11
Total Steam Plants		27	4,673	4,658
Hydro Plants (14 in number)		37	54	57
Germantown Combustion Turbines (d)	Gas/Oil	5	345	345
Concord Combustion Turbines (d)	Gas/Oil	4	376	376
Paris Combustion Turbines (d)	Gas/Oil	4	400	400
Other Combustion Turbines & Diesel (b) (d)	Gas/Oil	6	55	62
Total System		83	5,903	5,898
		==	====	====

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(b)	The Company retired Units 4 & 6 effective January 1, 2003 which resulted in a decrease of 97 megawatts.

(c)	Wisconsin Electric has a 25% interest in Edgewater 5 Generating Unit, which is operated by Wisconsin Power and Light Company, an unaffiliated utility.

(d)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

As of December 31, 2002, Wisconsin Electric operated approximately 21,900 pole-miles of overhead distribution lines and 19,300 miles of underground distribution cable as well as approximately 347 distribution substations and 253,000 line transformers.

As of December 31, 2002, Wisconsin Electric's gas distribution system included approximately 8,400 miles of mains connected at 21 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian Pipeline, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. Wisconsin Electric has a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. Wisconsin Electric also has propane air systems for peaking purposes. These propane air systems will provide approximately 6,000 dekatherms per day of supply to the system.

As of December 31, 2002, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 8.8 miles of walkable tunnels and other pressure regulating equipment.

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

Giddings & Lewis, Inc./City of West Allis Lawsuit:   See "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 for matters related to the settlement of a lawsuit alleging that Wisconsin Electric had placed contaminated wastes at two sites in the City of West Allis, Wisconsin.

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

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, three such actions are pending and one case is on appeal. One of the three cases was filed in Circuit Court, Kenosha County, Wisconsin and alleges that Wisconsin Electric was negligent with respect to the design, construction, maintenance and operation of the distribution line serving the plaintiffs' farm, and the 138 kV transmission line which crosses plaintiffs' property, thereby giving rise to stray currents which impacted dairy cows and caused physical injury. The claimed damage period commenced in early 1993 and continues to the present. No final damages claim has been provided to date. The Company believes that the case has little merit and intends to vigorously defend the claim. Trial has been scheduled to commence in

June 2003. Of the remaining two cases, the claims made against Wisconsin Electric are not expected to have a material adverse effect on the Company's financial statements.

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

No matters were submitted to a vote of Wisconsin Electric's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2002 and positions of the executive officers of Wisconsin Electric are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo (58):

Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy Corporation since 1991. Chairman of the Board and Chief Executive Officer of Wisconsin Electric Power Company since 1990. Chairman of the Board and Director of Wisconsin Gas Company since April 2000. Director of Wisconsin Energy Corporation since 1988. Director of Wisconsin Electric Power Company since 1989.

Charles R. Cole (56):

Senior Vice President of Wisconsin Electric Power Company since January 1, 2001. Vice President -- Distribution Operations of Wisconsin Electric Power Company from August 1999 to December 2000. Vice President -- Customer Services of Kansas City Power & Light from 1995 to 1999.

Stephen P. Dickson (42):

Controller of Wisconsin Energy Corporation and Wisconsin Electric Power Company since April 2000. Controller of Wisconsin Gas Company since June 1998. Director Business Risk Consulting Services of Arthur Andersen from 1997 to 1998.

Paul Donovan (55):

Executive Vice President of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company since May 2002. Chief Financial Officer of Wisconsin Energy Corporation since August 1999 and of Wisconsin Electric Power Company and Wisconsin Gas Company since July 2000. Senior Vice President of Wisconsin Energy Corporation from August 1999 to May 2002. Senior Vice President of Wisconsin Electric Power Company and Wisconsin Gas Company from July 2000 to May 2002. Executive Vice President and Chief Financial Officer of Sundstrand Corporation from 1990 and 1998, respectively, to 1999.

Richard R. Grigg (54):

Executive Vice President of Wisconsin Energy Corporation since May 2002 and President and Chief Operating Officer of Wisconsin Electric Power Company since 1995 and of Wisconsin Gas Company since July 2001. Senior Vice President of Wisconsin Energy Corporation from July 2000 to May 2002. Vice President of Wisconsin Energy Corporation from 1995 to June 2000. Chief Nuclear Officer of Wisconsin Electric Power Company from December 1996 to March 1998. Director of Wisconsin Energy Corporation since 1995. Director of Wisconsin Electric Power Company since 1994 and Director of Wisconsin Gas Company since April 2000.

Larry Salustro (55):

Senior Vice President and General Counsel of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company since July 2000. Vice President of Wisconsin Electric Power Company from 1997 through June 2000. Regional Vice President -- Law and Governmental Affairs with AT&T from 1995 to 1997.

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

Quarter	2002	2001
	(Millions of Dollars)

First	$44.9	$32.5
Second	44.9	32.5
Third	44.9	32.5
Fourth	44.9	32.5
Total	$179.6	$130.0
	====	====

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

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2002		2001	2000		1999		1998
Year Ended December 31
Earnings available for
common stockholder (Millions)	$258.0	(a)	$245.3	$163.5	(b)	$211.9	(c)	$183.0

Operating revenues (Millions)
Electric	$1,884.6		$1,839.8	$1,763.4		$1,688.3		$1,641.4
Gas	389.8		457.1	399.7		306.8		295.9
Steam	21.5		21.8	21.9		21.3		20.5
Total operating revenues	$2,295.9		$2,318.7	$2,185.0		$2,016.4		$1,957.8
	=====		=====	=====		=====		=====

At December 31 (Millions)
Total assets	$5,332.3		$5,067.5	$5,025.1		$4,901.9		$4,608.9
Long-term debt	$1,432.4		$1,420.5	$1,679.6		$1,677.6		$1,512.5

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	30,378.2		30,539.7	31,398.8		30,619.9		29,475.2
Customers (End of year)	1,056,370		1,044,129	1,026,691		1,006,013		988,929

Gas
Therms delivered (Millions)	890.0		852.4	944.9		944.1		922.8
Customers (End of year)	420,494		412,674	407,761		398,508		388,478

Steam
Pounds sold (Millions)	3,001.1		2,929.2	3,085.2		2,913.9		2,773.1
Customers (End of year)	467		449	451		450		454

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

			(Millions of Dollars) (d)
			March			June
Three Months Ended			2002	2001		2002		2001

Total operating revenues			$586.7	$706.6		$533.6		$517.5
Operating income			$129.5	$123.3		$91.3		$79.0
Earnings available for
common stockholder			$66.1	$62.4		$47.0		$34.7

			September			December
Three Months Ended			2002	2001		2002		2001

Total operating revenues			$566.7	$552.2		$608.9		$542.4
Operating income			$127.1	$135.0		$137.4		$138.7
Earnings available for
common stockholder			$69.0	$72.9		$75.9		$75.3

(a)	During 2002, the Company recorded litigation settlements of $10.6 million, after tax.

(b)	During the fourth quarter of 2000, the Company recorded severance benefits and other items of $43.9 million, after tax.

(c)	In the fourth quarter of 1999, the Company recorded a litigation settlement of $10.8 million, after tax.

(d)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's
Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ELECTRIC POWER COMPANY
SELECTED OPERATING DATA

Year Ended December 31	2002	2001	2000	1999	1998

Electric Utility
Operating Revenues (Millions)
Residential	$693.4	$644.8	$597.2	$574.8	$571.4
Small Commercial/Industrial	591.0	577.3	534.7	510.1	487.6
Large Commercial/Industrial	475.6	472.0	464.9	451.2	450.1
Other - Retail/Municipal	71.0	63.2	58.3	51.2	51.2
Resale - Utilities	31.3	69.6	84.0	79.1	60.9
Other Operating Revenues	22.3	12.9	24.3	21.9	20.2
Total Operating Revenues	$1,884.6	$1,839.8	$1,763.4	$1,688.3	$1,641.4
	=====	=====	=====	=====	=====

Megawatt-hour Sales (Thousands)
Residential	8,147.8	7,615.7	7,477.6	7,346.8	7,327.0
Small Commercial/Industrial	8,473.2	8,354.2	8,287.5	8,028.2	7,612.4
Large Commercial/Industrial	10,933.0	10,983.0	11,626.2	11,333.6	11,392.0
Other - Retail/Municipal	1,810.4	1,599.4	1,527.3	1,314.0	1,287.2
Resale - Utilities	1,013.8	1,987.4	2,480.2	2,597.3	1,856.6
Total Sales	30,378.2	30,539.7	31,398.8	30,619.9	29,475.2
	=====	=====	=====	=====	=====

Number of Customers (Average)
Residential	945,298	931,714	916,028	897,333	886,635
Small Commercial/Industrial	102,058	100,456	98,277	95,964	94,675
Large Commercial/Industrial	705	706	712	716	720
Other	2,345	2,319	2,283	1,938	1,855
Total Customers	1,050,406	1,035,195	1,017,300	995,951	983,885
	======	======	======	=====	=====

Gas Utility

Operating Revenues (Millions)
Residential	$250.9	$275.8	$244.3	$193.8	$176.5
Commercial/Industrial	125.8	150.0	132.0	95.1	87.9
Interruptible	3.2	5.1	5.3	5.3	7.1
Total Retail Gas Sales	379.9	430.9	381.6	294.2	271.5
Transported Customer-Owned Gas	14.9	14.2	17.4	14.6	12.0
Transported - Interdepartmental	1.1	1.2	1.5	1.8	2.5
Other Operating Revenues	(6.1)	10.8	(0.8)	(3.8)	9.9
Total Operating Revenues	$389.8	$457.1	$399.7	$306.8	$295.9
	====	====	====	====	====

Therms Delivered (Millions)
Residential	345.4	318.4	335.7	329.0	289.5
Commercial/Industrial	199.2	194.5	206.2	195.3	182.0
Interruptible	7.4	8.9	12.0	16.3	23.3
Total Retail Gas Sales	552.0	521.8	553.9	540.6	494.8
Transported Customer-Owned Gas	312.2	305.6	349.9	347.9	349.4
Transported - Interdepartmental	25.8	25.0	41.1	55.6	78.6
Total Therms Delivered	890.0	852.4	944.9	944.1	922.8
	====	====	====	====	====

Number of Customers (Average)
Residential	381,846	376,510	369,210	360,084	347,747
Commercial/Industrial	34,180	33,839	33,275	32,594	31,586
Interruptible	24	30	33	89	146
Transported Customer-Owned Gas	360	422	383	328	271
Transported - Interdepartmental	6	5	6	6	6
Total Customers	416,416	410,806	402,907	393,101	379,756
	=====	=====	=====	=====	=====

Degree Days (a)
Heating (6,769 Normal)	6,551	6,338	6,716	6,318	5,848
Cooling (703 Normal)	897	711	566	753	800

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is engaged principally in the business of generating electricity and distributing electricity and natural gas with operations in Wisconsin and Michigan.

Acquisition of WICOR, Inc.:   On April 26, 2000, Wisconsin Energy, acquired WICOR, Inc. ("WICOR"). WICOR is the parent of Wisconsin Gas Company ("Wisconsin Gas"). Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the PSCW in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas as one operation under the trade name "We Energies" to achieve operating efficiencies and improved reliability. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" below.

Cautionary Factors:   Certain statements contained herein are "Forward Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in filings with the Securities and Exchange Commission ("SEC") including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy's key corporate strategy is Power the Future which was announced in September 2000. This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within the Company's distribution systems to meet increasing customer demands, and it is committed to improved environmental performance. The Power the Future strategy, which is discussed further below, is expected to have a significant impact on the Company.

Power the Future Strategy:   In February 2001, Wisconsin Energy announced enhancements to a 10-year, $7 billion strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. This Power the Future strategy is intended to meet the growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. According to a report issued in June 2001, by the Wisconsin Governor's Office, demand for electricity in the state of Wisconsin is currently expected to outstrip supply by 7,220 megawatts by the year 2016. Power the Future would add new coal and natural gas capacity to the state's power portfolio and would allow Wisconsin Electric to roughly maintain its current fuel mix.

As part of its Power the Future strategy, Wisconsin Energy plans to make the following investments over the next decade:

Approximately $3 billion in 2,800 megawatts of new natural gas-based and coal-based generating capacity at existing sites;

Approximately $1.3 billion in upgrades to existing electric generating assets; and

Approximately $2.7 billion in new and existing energy distribution system assets.

In November 2001, Wisconsin Energy created a new non-utility energy subsidiary, W.E. Power, LLC, that will design, construct, own, finance and lease the new generating capacity. Under the enhanced Power the Future strategy, Wisconsin Electric, subject to approval by the Public Service Commission of Wisconsin ("PSCW"), would lease each new facility and would operate and maintain the new plants under 25 to 30-year lease agreements. At the end of the leases, Wisconsin Electric could have the right to acquire the plants outright at market value or renew the lease, depending on tax considerations at that time. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations would have the opportunity to participate in the project, including expanding or extending wholesale power purchases from Wisconsin Electric as a result of the additional electric generating capacity included in the proposal. Wisconsin Electric expects that all lease payments and operating costs of the plants will be recoverable in rates.

Implementation of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. In February 2001, Wisconsin Energy made preliminary filings for its enhanced Power the Future proposal with the PSCW. Subsequently, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for the Company to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

The Midwest Independent Power Suppliers Coordination Group ("MWIPS") filed a Petition for Judicial Review with the Dane County Circuit Court asking the Circuit Court to reverse and remand the PSCW's declaratory ruling.

Wisconsin Electric filed a Notice of Appearance and Statement of Position asking that the declaratory ruling be upheld and the Petition for Judicial Review be dismissed. Upon motion of the PSCW and with the consent of MWIPS the judicial review proceeding was dismissed on its merits on January 2, 2003.

The application for a Certificate of Public Convenience and Necessity ("CPCN") for the Power the Future project was filed with the PSCW in February of 2002. In April of 2002 the PSCW authorized the CPCN approval process to be bifurcated by fuel source, which would expedite the issuance of a CPCN certificate for the Port Washington combined cycle gas project. Correspondingly, on April 25, 2002 the CPCN application for the Port Washington Generating Station was deemed complete by the PSCW. Hearings for the Port Washington Generating Station were held in September 2002, and a written order approving the issuance of a CPCN for the project was received in December 2002. The CPCN filing for the generating station at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a Petition for Review of the completeness determination seeking its reversal. The Company is opposing the petition and believes that the PSCW will reject the petition and reaffirm its completeness determination. Under the current schedule, Wisconsin Energy anticipates receiving a decision from the PSCW on the Oak Creek site' in late 2003. Wisconsin Energy continues to work with the PSCW and the Wisconsin Department of Natural Resources ("WDNR") to obtain all required permits and project approvals.

For further information concerning the Power the Future strategy, see "Factors Affecting Results, Liquidity and Capital Resources" below.

Divestiture of Assets

During 2000, Wisconsin Electric agreed to join American Transmission Company ("ATC") by transferring its electric utility transmission system assets to ATC in exchange for an equity interest in this new company. Transfer of these electric transmission assets, with a net book value of approximately $224.1 million, become effective on January 1, 2001. During 2001, ATC issued debt and distributed $105.2 million of cash back to Wisconsin Electric as a partial return of the original equity contribution. As of December 31, 2002, the Company had an equity interest of approximately 37% in ATC. Joining ATC is consistent with the Federal Energy Regulatory Commission's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

The Company anticipates that the transfer of its electric transmission assets to ATC will be earnings neutral with the PSCW surcharge authorized in October 2002. However, the asset transfer has changed where transmission-related activities are reflected on the income statement. Prior to the asset transfer, transmission-related costs were reflected in Other Operation and Maintenance expense, Depreciation expense and Financing Costs (for interest expense). Following transfer of the transmission assets, the Company reports fees paid to ATC for electric transmission service in Other Operation and Maintenance expense and recognizes the equity interest in ATC's reported earnings in Other Income and (Deductions), Equity in Earnings of Unconsolidated Affiliates. See "Rates and Regulatory Matters" below for information related to recovery of the Company's transmission costs.

RESULTS OF OPERATIONS

EARNINGS

Earnings during 2002 increased by $12.7 million to $258.0 million compared to 2001 earnings. The increase is primarily attributable to improved electric and gas margins, a strong focus on managing financial resources and reduced financing costs. Offsetting these items were $17.3 million for litigation settlements, $10.5 million in reduced interest income, $5.3 million in costs in 2002 for the early repayment of $103.4 million of long-term debt and additional expenses related to nuclear operations.

Earnings during 2001 increased by $81.8 million to $245.3 million compared to 2000 earnings. The primary causes for this increase were the successful operations of Company owned generation assets, price increases to recover fuel costs and reliability expenditures and interest income related to a litigation matter. In addition, in 2000, the Company recorded $43.9 million, after tax, of non-recurring charges. These charges include $34.3 million related to severance benefits and other items and a contribution of $9.6 million, after tax, to the Wisconsin Energy Foundation.

The following table summarizes the Company's earnings during 2002, 2001 and 2000.

Wisconsin Electric Power Company	2002	2001	2000
	(Millions of Dollars)
Gross Margin
Electric (See below)	$1,397.5	$1,336.3	$1,271.9
Gas (See below)	149.0	138.1	141.0
Steam	14.7	15.6	15.7
Total Gross Margin	1,561.2	1,490.0	1,428.6
Other Operating Expenses
Other Operation and Maintenance	736.3	681.9	696.1
Depreciation, Decommissioning
and Amortization	267.9	264.3	272.7
Property and Revenue Taxes	71.7	67.8	65.9
Operating Income	485.3	476.0	393.9
Other Income (Deductions)	24.3	36.0	(9.8)
Financing Costs	92.7	108.9	116.2
Income Before Income Taxes	416.9	403.1	267.9
Income Taxes	157.7	156.6	103.2
Preferred Stock Dividend Requirement	1.2	1.2	1.2
Net Earnings	$258.0	$245.3	$163.5
	=====	=====	=====

Electric Utility Revenues, Gross Margins and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and its gross margin during 2002 with similar information for 2001 and 2000.

	Electric Revenues and Gross Margin			Megawatt-Hour Sales
Electric Utility Operations	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$693.4	$644.8	$597.2	8,147.8	7,615.7	7,477.6
Small Commercial/Industrial	591.0	577.3	534.7	8,473.2	8,354.2	8,287.5
Large Commercial/Industrial	475.6	472.0	464.9	10,933.0	10,983.0	11,626.2
Other-Retail/Municipal	71.0	63.2	58.3	1,810.4	1,599.4	1,527.3
Resale-Utilities	31.3	69.6	84.0	1,013.8	1,987.4	2,480.2
Other Operating Revenues	22.3	12.9	24.3	-	-	-
Total Operating Revenues	1,884.6	1,839.8	1,763.4	30,378.2	30,539.7	31,398.8
				======	======	======
Fuel and Purchased Power
Fuel	278.9	308.8	325.3
Purchased Power	208.2	194.7	166.2
Total Fuel and Purchased Power	487.1	503.5	491.5
Gross Margin	$1,397.5	$1,336.3	$1,271.9
	======	======	======
Weather -- Degree Days (a)
Heating (6,769 Normal)				6,551	6,338	6,716
Cooling (703 Normal)				897	711	566

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2002 vs 2001:   During 2002, total electric energy sales decreased by 0.5% compared with 2001, primarily reflecting a decline in sales for resale to other utilities, the Resale-Utilities customer class. This decline was due to a reduced demand for wholesale power. Most of the remaining customer classes had increased sales in 2002 reflecting favorable weather and the growth in the average number of customers. Sales to Wisconsin Electric's largest commercial/industrial customers, two iron ore mines, declined by 2.8% between the comparative periods due to the shutdown of a mine in the first quarter of 2002. Excluding these mines, total electric sales decreased by 0.4% and sales to the remaining large commercial/industrial customers increased by 0.1% between the comparative periods.

During 2002, Wisconsin Electric's total electric utility operating revenues increased by $44.8 million or 2.4% compared with 2001 due to favorable weather, the full year impact of price increases related to fuel and purchased power and a surcharge related to transmission costs. As measured by cooling degree days, 2002 was 26.2% warmer than 2001 and 27.6% warmer than normal. In February and May 2001, Wisconsin Electric received increases in rates to cover increased fuel and purchased power costs. On a year over year basis, the fuel surcharge resulted in $10.0 million of additional revenue. For additional information concerning the rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Even with the increased fuel revenues, the Company estimates that it under-recovered fuel and purchased power costs by $2.3 million and $0.1 million for 2002 and 2001, respectively. In addition, in October 2002, the Company implemented a PSCW approved surcharge for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC") which increased 2002 revenues by approximately $8.7 million.

Between the comparative periods, fuel and purchased power expenses decreased by $16.4 million or 3.3% primarily due to lower natural gas prices, lower wholesale power prices, and lower megawatt sales. These reductions were partially offset by higher costs due to a larger number of planned outages including a second refueling outage at the Point Beach Nuclear Plant during 2002. The lower fuel and purchased power expenses and increased sales to higher margin customers offset the impact on electric revenues of the decline in electric megawatt-hours such that the total gross margin on electric operating revenues increased by $61.2 million or 4.6% during 2002 compared with the same period in 2001.

2001 vs 2000:   During 2001, total electric sales fell by 2.7% compared with 2000, reflecting a softening economy that especially affected large commercial and industrial customers such as Wisconsin Electric's largest retail customers, two iron ore mines. Sales to these mines decreased by 17.7% during 2001. Excluding the two mines, total electric sales decreased 1.5% during 2001 and sales to the remaining large commercial/industrial customers decreased by 2.3% when compared with 2000. Due to warmer weather during the summer of 2001, a 1.8% increase in sales to residential customers, who are more weather sensitive and contribute higher margins than other customer classes, partially offset the effects of the soft economy on electric sales during 2001. As measured by cooling degree days, 2001 was 25.6% warmer than 2000 and 3.8% warmer than normal. Sales for resale to other utilities, the Resale-Utilities customer class, declined 19.8% during 2001 primarily as a result of reduced demand for wholesale power.

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

Gas Utility Revenues, Gross Margins and Therm Deliveries

The following table compares Wisconsin Electric's gas utility operating revenues and its gross margin (total gas utility operating revenues less cost of gas sold) during 2002, 2001 and 2000.

Gas Utility Operations	2002	2001	2000
	(Millions of Dollars)

Gas Operating Revenues	$389.8	$457.1	$399.7
Cost of Gas Sold	240.8	319.0	258.7
Gross Margin	$149.0	$138.1	$141.0
	====	====	====

2002 vs 2001:   During 2002, total gas utility operating revenues decreased by $67.3 million or 14.7% compared to 2001, due to lower gas costs offset in part by increased deliveries resulting from colder winter weather. This decline primarily reflects a decrease in natural gas costs in 2002 which are passed on to customers under gas cost recovery mechanisms.

2001 vs 2000:   During 2001, Wisconsin Electric's gas operating revenues increased by $57.4 million or 14.4% when compared with 2000 revenues. This increase reflected a $60.3 million increase due to increases in the cost of gas sold offset in part by warmer weather which reduced volumes sold. Because changes in the cost of natural gas purchased at market prices were included in customer rates through the gas cost recovery mechanism, gas operating revenues changed by approximately the same amount as the cost of gas sold and gross margin was unaffected by such changes.

The following table compares Wisconsin Electric's gas utility gross margins and therm deliveries during 2002, 2001 and 2000.

	Gross Margin			Therm Deliveries
Gas Utility Operations	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$95.3	$87.4	$88.4	345.4	318.4	335.7
Commercial/Industrial	32.7	31.2	31.6	199.2	194.5	206.2
Interruptible	0.5	0.7	0.9	7.4	8.9	12.0
Total Gas Sold	128.5	119.3	120.9	552.0	521.8	553.9
Transported Gas	16.7	15.7	18.7	338.0	330.6	391.0
Other Operating	3.8	3.1	1.4	-	-	-
Total	$149.0	$138.1	$141.0	890.0	852.4	944.9
	=====	=====	=====	=====	====	====
Weather -- Degree Days (a)
Heating (6,769 Normal)				6,551	6,338	6,716

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2002 vs 2001:   Gas gross margin for 2002 totaled $149.0 million, or an increase of $10.9 million from 2001. This increase was primarily due to a return to cooler winter weather in 2002 which increased the heating degree days compared to 2001. In addition, the Company had a rate increase which became effective December 20, 2001 which contributed $3.2 million in 2002. The average number of customers also increased in 2002 which favorably impacted the fixed component of operating revenues that is not affected by volumes fluctuations.

2001 vs 2000:   Gas margins totaled $138.1 million in 2001, or a $2.9 million decline from 2000. This decline was directly related to warmer winter weather which reduced the heating load. Total therm deliveries of natural gas decreased by 9.8% during 2001, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes decreased by 5.2% and 5.7%, respectively, reflecting warmer weather. Residential and commercial customers are more weather sensitive and contribute higher margins per therm than other customers. Transportation volumes were 15.4% lower than the prior year reflecting fuel switching to lower-cost fuel options and a softening economy.

Other Utility Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $54.4 million or 8.0% during 2002 compared with 2001. The most significant change in other operation and maintenance expenses between 2002 and 2001 resulted from $17.3 million for the settlements of litigation with the City of West Allis in the second quarter of 2002 and Giddings & Lewis Inc. and Kearney & Trecker Corporation (now part of Giddings & Lewis) in the third quarter of 2002. Increased other operation and maintenance expenses during 2002 were also attributable to $9.8 million of higher electric transmission expenses associated with ATC which were offset by increased revenues recorded due to the surcharge which became effective in October of 2002, $9.2 million of increased scheduled maintenance at several steam generation plants, and $15.4 million associated with the second scheduled outage and incremental costs associated with reactor vessel head inspections at Point Beach Nuclear Plant in 2002. In 2002, both Point Beach nuclear units had scheduled outages. In 2001, only one nuclear unit had a scheduled outage. One outage is scheduled for 2003. The Company also experienced an increase of $13.7 million for employee benefit and pension costs and $4.8 million in property insurance costs which were partially offset by cost reduction efforts during 2002. These increased expenses were offset in part by lower intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. In connection with the merger, in August of 2001, Wisconsin Gas transferred its customer service function to Wisconsin Electric which resulted in decreased operating and maintenance costs of $7.8 million for Wisconsin Electric for 2002 compared to 2001.

Other operation and maintenance expenses decreased by $14.2 million during 2001 when compared with 2000. The most significant change in other operation and maintenance expenses between the comparative periods resulted from $44.9 million of higher electric transmission expenses caused by a change in how electric transmission costs are recorded as a result of the transfer of Wisconsin Electric's electric transmission assets to ATC on January 1, 2001. Also, in 2000, the Company recorded $52.7 million of costs associated with the WICOR merger including severance, benefits and other items which did not recur in 2001. Partially offsetting this was a reduction in costs as a result of the WICOR merger, which led to the consolidation of common operating and support areas.

Depreciation, Decommissioning and Amortization Expenses:   Depreciation, decommissioning and amortization expenses increased by $3.6 million during 2002 compared with 2001. This slight increase was primarily due to capital asset additions of longer-lived assets offset by the impact of the retirement of several shorter-lived intangible assets.

Depreciation, decommissioning and amortization expenses were $8.4 million lower during 2001 compared with 2000. The transfer of electric transmission assets to the ATC resulted in a reduction in depreciation expense, which was partially offset by increased capital asset additions for electric generation and for electric and gas distribution systems.

Other Income and Deductions:   Other Income and Deductions decreased by $11.7 million during 2002 compared to 2001 primarily due to $10.5 million of interest income accrued in 2001 related to litigation.

Other Income and Deductions increased by $45.8 million during 2001 over 2000 due to recognition of equity in the earnings of ATC of $20.6 million, reduced contributions to the Wisconsin Energy Foundation, and $10.5 million of interest income the Company accrued on the deposit tendered in the Giddings & Lewis, Inc./City of West Allis lawsuit partially offset by lower interest income on investments. For more information concerning this lawsuit see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Financing Costs:   Financing costs decreased by $16.2 million during 2002 compared to 2001 due primarily to the early repayment of $103.4 million of long-term debt in 2002 and lower interest rates.

Financing costs decreased by $7.3 million during 2001 compared to 2000, primarily due to lower interest rates on variable rate debt.

Income Taxes:   Wisconsin Electric's effective income tax rate was 37.8%, 38.8% and 38.5% in each of the three years ended December 31, 2002, 2001 and 2000, respectively. The 2002 rate was favorably impacted by historical rehabilitation tax credits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes Wisconsin Electric's cash flows during 2002, 2001 and 2000:

Wisconsin Electric Power Company	2002	2001	2000
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$656.3	$537.1	$572.7
Investing Activities	($416.1)	($301.8)	($419.3)
Financing Activities	($248.2)	($224.6)	($192.7)

Operating Activities

During 2002, cash flow from operations increased to $656.3 million, or a $119.2 million improvement over 2001. This increase was primarily attributable to the return of a $100 million deposit plus accrued interest as a result of a favorable court ruling. During 2001, cash flow from operations decreased to $537.1 million or $35.6 million from

2000 levels primarily attributable to changes in working capital requirements, non-cash changes in how the Company accounts for electric transmission operations offset by increased operating income.

Investing Activities

During 2002, Wisconsin Electric had net cash outflows for investing activities of $416.1 million as compared to $301.8 million in 2001. For 2002 and 2001, capital expenditures totaled $365.7 million and $377.0 million, respectively. The primary reason for the decline is the receipt during 2001 of $105.2 million from ATC as a partial return of the Company's investment. In addition, due to the timing of refueling outage schedules at Point Beach Nuclear Plant, the Company spent $10.8 million more on the acquisition of nuclear fuel between the comparative periods.

During 2001, the Company transferred its transmission assets with a net book value of approximately $224.1 million to ATC, in exchange for approximately a 37% equity interest. ATC remitted $105.2 million of cash back to the Company in 2001 as a partial return of its investment. During 2001, the Company spent $377.0 million on capital expenditures, which was a $24.5 million increase over 2000. The largest increase in capital expenditures was for electric and gas distribution assets.

Financing Activities

During 2002, Wisconsin Electric used $248.2 million of net cash in its financing activities consisting primarily of the payment of $179.6 million of dividends to Wisconsin Energy. In January 2002, the Company redeemed $103.4 million of debt with a weighted average interest rate of 8.4%. In December 2002, the Company retired $150.0 million of 6 5/8% debentures at maturity. These redemptions and maturity were financed with short-term commercial paper bearing rates of approximately 2%.

During 2001, the Company used $224.6 million of net cash in its financing activities consisting primarily of the payment of $130.0 million of dividends to Wisconsin Energy.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

The Company anticipates meeting its capital requirements during 2003 primarily through internally generated funds, short-term borrowings and existing lines of credit supplemented through the issuance of debt securities. Beyond 2003, Wisconsin Electric anticipates meeting its capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities. The Company is planning to issue $575 million of debt securities in 2003 under an existing $800 million shelf registration statement, depending on market conditions and other factors, and use the proceeds to redeem four series of its outstanding debt securities aggregating $425 million and to repay short-term debt incurred to retire $150 million of debt that matured in December 2002.

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

On December 31, 2002, Wisconsin Electric had approximately $230 million of available unused lines of bank back-up credit facilities on a consolidated basis. The Company had approximately $354.8 million of total consolidated short-term debt outstanding on such date.

The Company reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facilities at December 31, 2002:

Company	Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
	(Millions of Dollars)

Wisconsin Electric	$230.0	$ -	$230.0	June 2003	364 Day

On June 26, 2002, Wisconsin Electric entered into an unsecured 364 day $230 million bank back-up credit facility to replace a credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Electric's consolidated capitalization structure at December 31:

Capitalization Structure	2002		2001
	(Millions of Dollars)

Common Equity	$2,049.9	52.6%	$1,980.1	51.0%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,459.4	37.5%	1,703.2	43.8%
Short-Term Debt	354.8	9.1%	172.4	4.4%
Total	$3,894.5	100.0%	$3,886.1	100.0%
	=====	=====	======	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of the debt securities of Wisconsin Electric by Standard & Poors Corporation ("S&P"), Moody's Investors Service ("Moody's") and Fitch as of December 31, 2002.

Wisconsin Electric Power Company	S&P	Moody's	Fitch

Commercial Paper	A-1	P-1	F1+
Secured Senior Debt	A	Aa2	AA
Unsecured Debt	A-	Aa3	AA-
Preferred Stock	BBB+	A2	AA-

In February 2003, Moody's placed under review for possible downgrade the long-term security ratings of Wisconsin Electric and confirmed the commercial paper rating of Wisconsin Electric. S&P's' and Fitch's current outlook for Wisconsin Electric is stable.

Wisconsin Electric believes these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $340 million during 2003. Due to changing environmental and other regulations such as air quality standards or electric reliability initiatives that impact the Company, future long-term capital requirements may vary from recent capital requirements. Wisconsin Electric currently expects capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in the Power the Future strategy described below, to be between $325 million and $450 million per year during the next five years.

Pension Investments:   The Company funds its pension obligations in outside trusts. During 2002, the pension investments in the trusts have performed consistent with the stock market which has resulted in double digit negative returns. In addition, interest rates have fallen, which results in a higher discounted pension obligation. The Company has recorded a minimum pension liability as of December 31, 2002 for $163.6 million due to the negative returns on the pension assets and lower discount rates.

Financial Instruments:   Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. The Company's estimated maximum exposure under such agreements is approximately $3 million as of December 31, 2002. However, the Company believes the likelihood is remote that material payments will be required under these agreements. See "Note L -- Guarantees" in the Notes to Consolidated Financial Statements in Item 8 for more information.

Contractual Obligations/Commercial Commitments:   The Company has the following contractual obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Period
Contractual Obligations (a)	Less than 1 yr	1-3 years	3-5 years	After 5 years	Total
	(Millions of Dollars)

Long-Term Debt (b)	$1.9	$143.8	$203.3	$909.3	$1,258.3
Capital Lease Obligations (c)	56.1	89.9	71.1	437.5	654.6
Operating Lease Obligations (d)	33.6	77.0	77.8	88.2	280.6
Unconditional Purchase Obligations (e)	4.1	13.4	3.3	11.8	32.6
Other Long-Term Obligations (f)	127.0	205.2	47.5	24.8	400.5
Total Contractual Cash Obligations	$222.7	$529.3	$403.0	$1,471.6	$2,626.6
	=====	=====	====	=====	=====

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on Long-Term Debt of Wisconsin Electric and its affiliate (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitments.

(d)	Operating Leases Obligations for purchased power for Wisconsin Electric.

(e)	Unconditional Purchase Obligations for information technology and other services for utility operations.

(f)

Primarily other Long-Term Obligations under various contracts of Wisconsin Electric for the procurement of fuel, power, gas supply and associated transportation, primarily related to utility operations.

Obligations for utility operations by Wisconsin Electric have historically been included as part of the rate making process and therefore are generally recoverable from customers.

Guarantees:   Wisconsin Electric provides various guarantees supporting certain of its operations. The guarantees issued by Wisconsin Electric guarantee payment or performance by the Company under specified agreements or transactions. As a result, the Company's exposure under the guarantees is based upon the net liability under the specified agreements or transactions. The majority of the guarantees issued by Wisconsin Electric limit the exposure of the Company to a maximum amount stated in the guarantees. See "Note L -- Guarantees" in the Notes to Consolidated Financial Statements in Item 8 for more information.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

The Company is exposed to market and other significant risks as a result of the nature of its business and the environment in which that business operates. Such risks, described in further detail below, include but are not limited to:

Commodity Price Risk:   In the normal course of business, the Company utilizes contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of its available generating capacity and energy during periods when available power resources are expected to exceed the requirements of its obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. The Company manages its fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. The PSCW has authorized dollar for dollar recovery of natural gas costs of Wisconsin Electric through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning the fuel cost adjustment procedure and the gas cost recovery mechanisms, see "Rates and Regulatory Matters" below.

Regulatory Recovery Risk:   The electric operations of Wisconsin Electric burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-based plants, and the cost of purchased power is tied to the cost of natural gas in many instances. Wisconsin Electric bears some regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its rate structure.

As noted above, the electric operations of Wisconsin Electric operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power, and Wisconsin Electric assumes the risks and benefits of fuel cost variances that are within 3% of the base rate. For 2002, 2001 and 2000, actual fuel and purchased power costs at Wisconsin Electric exceeded base fuel rates by $2.3 million, $0.1 million and $25.9 million, respectively. In 2002 and 2001, the rates included a fuel surcharge.

Weather:   The rates of Wisconsin Electric are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Wisconsin Electric's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. The gas revenues are sensitive to the winter heating season. A summary of actual weather information in the utility's service territory during 2002, 2001 and 2000, as measured by degree-days, may be found above in "Results of Operations".

Interest Rate Risk:   The Company, including its affiliate, has various short-term borrowing arrangements to provide working capital and general corporate funds. Wisconsin Electric also has variable rate long-term debt outstanding at December 31, 2002. Borrowing levels under such arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

The Company performed an interest rate sensitivity analysis at December 31, 2002 of its outstanding portfolio of $354.8 million short-term debt with a weighted average interest rate of 1.63% and $165.4 million of variable-rate long-term debt with a weighted average interest rate of 1.78%. A one-percentage point change in interest rates would cause the Company's annual interest expense to increase or decrease by approximately $3.5 million before taxes from short-term borrowings and $1.7 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return Risk:   The Company funds its pension, other postretirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other postretirement benefit and nuclear decommissioning expenses. Future annuity payments to these trust funds can also be affected by changes in the market price of trust fund assets. Wisconsin Electric expects that the risk of expense and annuity payment variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by the Company's various utility regulators. However, the Company is currently operating under a PSCW ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see "Rates and Regulatory Matters" below.

At December 31, 2002, the Company held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Power Company	Millions of Dollars

Pension trust funds	$609.6
Nuclear decommissioning trust fund	$550.0
Other postretirement benefits trust funds	$78.6

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

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Board-appointed Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. An asset/liability study is periodically conducted by an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% in equities. The allocation to equities is expected to be reduced as the date for decommissioning Point Beach Nuclear Plant approaches in order to increase the probability of sufficient liquidity at the time the funds will be needed.

Wisconsin Electric insures various property and outage risks through Nuclear Electric Insurance Limited ("NEIL"). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs or decreased distributions to Wisconsin Electric.

Economic Risk.   The Company is exposed to market risks in the regional Midwest economy.

Inflationary Risk:   The Company continues to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on the Company's medical and post retirement benefit plans, the Company has expectations of low-to-moderate inflation. Wisconsin Electric does not believe the impact of general inflation will have a material effect on its future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The PSCW regulates retail electric, natural gas and steam rates in the state of Wisconsin, while the Federal Energy Regulatory Commission ("FERC") regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission ("MPSC") regulates retail electric rates in the state of

Michigan. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

Wisconsin Jurisdiction

WICOR Merger Order:   As a condition of its March 2000 approval of the WICOR acquisition, the PSCW ordered a five-year rate freeze for electric and natural gas rates for Wisconsin Electric and Wisconsin Gas effective January 1, 2001 subject to a limited number of "carve out" items. The Company may seek biennial rate reviews during the five-year rate restriction period limited to "carve out" changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of the gas operations of Wisconsin Electric and Wisconsin Gas, the Company's total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow the Company to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW at the end of the five-year rate restriction period.

The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for Wisconsin Electric's electric, natural gas and steam utilities. See "Rates and Regulatory Matters" above for the web site addresses where the related rate orders can be found.

	Incremental
	Annualized		Authorized
	Revenue	Percent	Return on
	Increase	Change	Common	Effective
Service -- Wisconsin Electric	(Decrease)	in Rates	Equity	Date
	(Millions)	(%)	(%)

Retail electric, WI (a)	$48.1	3.2%	-	10/22/02
Retail electric, MI (b)	$3.2	7.8%	11.0%	9/16/02
Fuel electric, MI	$1.6	3.8%	-	1/01/02
Retail gas (c)	$3.6	0.9%	12.2%	12/20/01
Fuel electric, WI (d)	$20.9	1.4%	-	5/03/01
Fuel electric, WI (d)	$37.8	2.5%	-	2/09/01
Fuel electric, MI	$1.0	2.4%	-	1/01/01
Retail electric, WI	$27.5	1.8%	12.2%	1/01/01
Retail electric, WI (e)	$11.3	0.8%	12.2%	8/30/00
Retail gas (e)	($3.6)	(0.9)%	12.2%	8/30/00
Retail electric, WI (e)	$25.2	1.7%	12.2%	4/11/00
Retail gas (e)	$11.6	3.1%	12.2%	4/11/00

(a)

In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual estimated incremental costs associated with the formation and operation of the ATC. The additional revenues will be offset by additional transmission costs.

(b)

In September 2002, the MPSC issued an order authorizing an annual electric retail rate increase of $3.2 million for Wisconsin Electric. In addition, the September 2002 order issued by the MPSC authorized the Company to include the transmission costs from ATC prospectively in its Power Supply Cost Recovery clause.

(c)

In November 2001, the Milwaukee County Circuit Court overturned the PSCW's August 2000 final order for natural gas rates and the PSCW reinstated the higher April 2000 interim gas rate order, effective December 2001.

(d)	The February 2001 order was an interim order that was effective until the May 2001 final order was issued by the PSCW. The final May 2001 order superceded the February 2001 interim order.

(e)	The April 2000 order was an interim order that was effective until the August 2000 final order was issued by the PSCW. The retail gas August 2000 final order was amended in the December 2001 Order.

In March 2000, the PSCW approved Wisconsin Electric's request for interim price increases related to the 2000/2001 biennial period, authorizing a $25.2 million (1.7%) increase for electric operations and an $11.6 million (3.1%) increase for gas operations. The interim increase, which was subject to potential refund, became effective in April 2000. Rates in the interim order were based upon a 12.2% return on common equity.

In August 2000, the PSCW issued its final order in the 2000/2001 pricing proposal. The final order authorized a $36.5 million (2.5%) increase for electric operations (or $11.3 million higher than authorized in the interim order) as well as an $8 million (2.1%) increase for gas operations (or $3.6 million lower than authorized in the interim order). Wisconsin Electric refunded to gas customers revenues that resulted from the difference in gas rates between the interim and final orders. In its August 2000 final order, the PSCW authorized a second $27.5 million (1.8%) increase for electric operations effective in January 2001. Rates in the final order were based upon a 12.2% return on common equity.

In November 2000, Wisconsin Electric filed a petition for judicial review with the Milwaukee County Circuit Court challenging the PSCW's decision to limit the final gas rate increase to $8.0 million rather than the $11.6 million found reasonable for the interim increase. In November 2001 the Milwaukee County Circuit Court ruled in Wisconsin Electric's favor and remanded the case back to the PSCW for action. The PSCW did not challenge the court's decision and authorized the Company to increase natural gas rates by $3.6 million effective December 2001.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide ("NOx") remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures were subject to refund at the end of 2001 to the extent that actual expenditures were less than forecasted expenditures included in the final order. During 2002, the Company accrued a $1.1 million refund liability associated with the electric safety and reliability spending requirements subject to PSCW review and future resolution. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required Wisconsin Electric to establish escrow accounting for the revenue requirement components associated with NOx expenditures. Wisconsin Electric's actual NOx remediation expenditures resulted in an under-spent balance of approximately $11.9 million in the escrow account at the end of 2002. The NOx escrow balance will be impacted by future NOx expenditures and rate making activities.

The Company has the ability to request biennial rate reviews for certain "carve out" items. The Company is currently evaluating the need for regulatory relief for the year beginning January 1, 2004.

Electric Transmission Cost Recovery:   In September 2001, Wisconsin Electric requested that the PSCW approve $58.8 million of annual rate relief to recover the estimated incremental costs associated with the formation and operation of ATC, which was designed to enhance transmission access and increase electric system reliability and market efficiency in the state of Wisconsin. Wisconsin Electric was also seeking to recover associated incremental transmission costs of the Midwest Independent Transmission System Operator Inc., the multi-state organization that will monitor and control electric transmission throughout the Midwest. These increased costs are primarily due to the implementation of capital improvement projects for the period 2001-2005 and associated operation costs that are expected to increase transmission capacity and reliability. The Company anticipates that cost recovery of the transmission related costs under this request and similar requests in the Michigan jurisdiction will be earnings neutral subject to approval of these requests by the PSCW and MPSC. In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48 million of annual costs reflecting lower projected transmission costs through 2005 than estimated by the Company. Recognizing the uncertainty of these transmission related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs plus a return on the unrecovered costs. The October 2002 order is expected to increase both annual revenues and operating costs by $48 million, with an insignificant impact to net earnings.

Fuel Cost Adjustment Procedure:   As previously reported, Wisconsin Electric operates under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. In December 2000, Wisconsin Electric submitted an application with the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. Wisconsin Electric revised its projected power supply cost shortfall in January 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. Hearings on this matter were held in mid-January 2001. In February 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 power supply costs. Hearings on the final phase of the case were held in late March and early April 2001. The PSCW issued a final order in May 2001, effective immediately, authorizing a total increase in rates of $58.7 million (or an additional $20.9 million over the interim order). Under the final order, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs as a result of the surcharges authorized in 2001. During 2002 and 2001, the Company did not over recover fuel costs.

During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for Wisconsin Electric until January 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until such time, Wisconsin Electric will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure.

In addition, as previously reported, on June 4, 2001, two consumer advocacy groups petitioned the Dane County Circuit Court for review of decisions related to authorization by the PSCW for Wisconsin Electric to add a surcharge to its electric rates to recover its expected 2001 power supply costs. The petitioners alleged that the PSCW made various material errors of law and procedure as a result of which the Court should set aside both interim and final orders and remand the case to the PSCW. The case was settled and, in May 2002, the Dane County Circuit Court issued a final order dismissing the petition.

In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based on this analysis, in February 2003 the Company filed a request with the PSCW to increase Wisconsin retail electric rates by $55.0 million annually to recover forecasted increases in fuel and purchased power costs. Under the current fuel cost adjustment procedure, Wisconsin Electric expects to receive an interim order from the PSCW authorizing an increase in electric rates in March 2003. The interim order would be subject to refund pending the PSCW audit and final order later in the year.

Gas Cost Recovery Mechanism:   As a result of the acquisition of WICOR by Wisconsin Energy, the PSCW required similar gas cost recovery mechanisms ("GCRM") for the gas operations of Wisconsin Electric and for Wisconsin Gas. In recent years, Wisconsin Electric had operated under a modified dollar-for-dollar GCRM, which included after the fact prudence reviews by the PSCW. The majority of the Company's gas costs are passed through to customers under its existing gas cost recovery mechanisms.

In February 2001, the PSCW issued an order to Wisconsin Electric authorizing a GCRM. Under the new GCRM, gas costs are passed directly to customers through a purchased gas adjustment clause. However, Wisconsin Electric has the opportunity to increase or decrease earnings by up to approximately 2.5% of its total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.

Commodity Price Risk:   The gas operations of Wisconsin Electric have a commodity risk management program that has been approved by the PSCW. This program hedges the cost of natural gas and therefore changes in the value of the financial instruments do not impact net income. This program allows the Company's gas operations to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Electric has the ability to hedge up to 50% of its planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of Wisconsin Electric's gas cost recovery mechanism. In addition, under the Gas Cost Incentive Mechanism, Wisconsin Electric uses derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanism.

Power the Future Port Washington Order:   The PSCW issued its written order on December 20, 2002 granting We Power a CPCN to commence construction of two 545 megawatt natural gas-based combined cycle generating units on the site of Wisconsin Electric's existing Port Washington, Wisconsin generating station ("Port Units 1 & 2"). The Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral and ATC to construct required transmission system upgrades to serve the Port Washington station. As part of the Order the PSCW also approved in substance the lease agreements and related documents under which Wisconsin Electric will staff, operate and maintain Port Units 1 & 2. Key financial terms of the leased generation contracts include:

  Initial lease term of 25 years with provisions for subsequent renewals at reduced rates;
  Cost recovery over a 25 year period on a mortgage basis amortization schedule;
  Imputed capital structure of 53% equity, 47% debt for lease computation purposes;
  Authorized rate of return of 12.7% on equity for lease calculation purposes;
  Fixed construction cost of the 2 Port units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate; and
  Ongoing PSCW supervisory authority only over those lease terms and conditions specifically identified in the Order, which do not include the key financial terms.

We Power is required to begin construction of Port Unit 1 no later then 12 months after it receives all necessary federal, state and local permits. We Power anticipates commencing construction of Port Unit 1 during the summer of 2003. We Power has entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for Port Unit 1. Before beginning construction of Port Unit 2, the Order requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. We Power expects to begin the collection of certain amounts as provided for in the leased generation contracts from Wisconsin Electric in 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer such costs for recovery in future rates.

Michigan Jurisdiction

In November 2000, Wisconsin Electric submitted an application with the MPSC requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of Wisconsin Electric transmission assets to ATC. Hearings were completed on April 10, 2002. In September 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately. On February 20, 2003, International Paper Corporation filed a claim of appeal from the Michigan Public Service Commission's final order in Case No. U-12725, which awarded the Company a $3.2 million rate increase and changed the procedures by which the Company recovers the cost of obtaining transmission services. The Company believes the Commission will prevail in defense of its order.

Electric Transmission Cost Recovery:   Consistent with the request in Wisconsin noted above, the Company filed a request with the MPSC in September 2001 for rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million through the Michigan Power Supply Cost Recovery mechanism. In September 2002 the MPSC issued an order that authorized Wisconsin Electric to recover transmission costs in its Power Supply Cost Recovery Clause prospectively. During the fourth quarter of 2002, the Company filed a separate request with the MPSC for ATC start-up and incremental ATC cost deferrals to date that amounted to approximately $1.2 million.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power as a result of modern digital equipment, Wisconsin Electric is evaluating and updating its electric distribution system as part of Wisconsin Energy's enhanced Power the Future strategy. The Company is taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of the Company's existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance the Company's current electric distribution infrastructure. In the long-term, Wisconsin Electric is initiating a new distribution system design that is expected to consistently provide the level of reliability needed for a digital economy using new technology, advanced communications and a two-way electricity flow. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see "Corporate Developments" above.

Wisconsin Electric had adequate capacity to meet all of its firm electric load obligations during 2002. All of Wisconsin Electric's generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received. Public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. Deliveries were curtailed on several occasions to certain special contract customers in the Upper Peninsula of Michigan because of transmission constraints in the area.

Wisconsin Electric expects to have adequate capacity to meet all of its firm load obligations during 2003. However, extremely hot weather, unexpected equipment failure or unavailability could require Wisconsin Electric to call upon load management procedures during 2003 as it has in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, Wisconsin Electric faces potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting the Company includes but are not limited to (1) air emissions such as carbon dioxide ("CO2"), sulfur dioxide ("SO2"), nitrogen oxide ("NOx"), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants.

Wisconsin Electric is currently pursuing a proactive strategy to manage its environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of the Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) participating in regional initiatives to reduce the emissions of NOx from the Company's fossil fuel-based generating facilities, (4) entering into a voluntary multi-emission agreement with the Wisconsin Department of Natural Resources to reduce emissions of SO2, NOx, and mercury by 45-50%, 60-65%, and 50%, respectively, within 10 years from Wisconsin Electric's coal-based power plants in Wisconsin, (5) recycling of ash from coal-based generating units and (6) the clean-up of former manufactured gas plant sites. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" below and "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements, respectively.

National Ambient Air Quality Standards:   In July 1997, the EPA revised the National Ambient Air Quality Standards for ozone and particulate matter. Although specific emission control requirements are not yet defined and despite legal challenges to these standards that will impact compliance requirements and timing, Wisconsin Electric believes that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-based generating facilities. If these new standards withstand ongoing legal challenges, Wisconsin Electric expects that reductions needed to achieve compliance with the ozone attainment standards will be implemented in stages from 2004 through 2012, beginning with the ozone transport reductions described below. Reductions associated with the new particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, Wisconsin Electric is currently unable to estimate the impact of the revised air quality standards on its future liquidity, financial condition or results of operation.

Ozone Non-Attainment Rulemaking:   In October 1998, the EPA promulgated ozone transport rules to address transport of NOx and ozone into ozone non-attainment areas in the eastern half of the United States. The rules would have required electric utilities in 22 eastern states and the District of Columbia, including the state of Wisconsin, to significantly reduce NOx emissions by May 1, 2003. A court decision was issued in March 2000 excluding the state of Wisconsin but continuing to include southern Michigan as one of 19 states in a region east of the Mississippi River that would remain subject to the October 1998 rules.

Independent of any court decisions, Wisconsin and some other states in the Lake Michigan region have concluded rulemaking proceedings that require utilities, including Wisconsin Electric, to reduce NOx emissions as part of separate, existing 1-hour ozone attainment demonstration rules required by the EPA for the Lake Michigan region's severe non-attainment areas.

Michigan's and Wisconsin's rules are both in effect. Wisconsin Electric currently expects to incur total annual expenditures of $12.7 million to $18.4 million and annual operation and maintenance costs of $1 million during the period 2003 through 2004 to comply with the Michigan and Wisconsin rules. Wisconsin Electric believes that compliance with the NOx emission reductions requirements will substantially mitigate costs to comply with the EPA's July 1997 revisions to the ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved Wisconsin Electric's comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period and requiring that these costs be separately itemized on customer bills.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA will develop draft rules by December 2003 and issue final rules by December 2004. In June 2001, the Wisconsin Department of Natural Resources ("WDNR") independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. The draft rules call for 30%, 50% and 90% reductions in mercury air emissions over 5, 10 and 15 years, respectively. The draft rules also require offsets for new mercury-emitting generating facilities. Wisconsin's draft rules have not been finalized and will likely be revised if finalized at some future date. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impact, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing or potential coal-based generating facilities.

Manufactured Gas Plant Sites:   Wisconsin Electric is voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion byproducts. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

EPA Information Requests:   Wisconsin Electric received a request during 2001 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Giddings & Lewis Inc./City of West Allis Lawsuit:   In July 1999, a jury issued a verdict against Wisconsin Electric awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In September 2001, the Wisconsin Court of Appeals overturned the $100 million punitive damage award and remanded the punitive damage claim back to the lower court for retrial. In January 2002, the Wisconsin Supreme Court denied the plaintiffs' petition for review. Plaintiffs' claims were settled during 2002 for a total cost of $17.3 million. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC"), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2002, 2001, and 2000, Point Beach provided 22%, 25% and 23% of Wisconsin Electric's net electric energy supply, respectively. The United States Nuclear Regulatory Commission ("NRC") operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In July 2000, Wisconsin Electric's senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the PSCW and a decision to relicense the units, the project may be completed by May 2007 and could add approximately 90 megawatts of electrical output to Point Beach.

NMC has formed an operating license renewal team which is expected to complete a technical and economic evaluation of license renewal by mid-2003. Based upon the results of this evaluation and subject to approval by executive management and by the Board of Directors of Wisconsin Energy and Wisconsin Electric, Wisconsin Electric will determine whether to seek appropriate regulatory approvals, including submittal of an application to the NRC, in early 2004 for an extension of the operating licenses for Point Beach Nuclear Plant for a period of up to 20 years.

In August 2001, the NRC issued Bulletin 2001-01, "Circumferential Cracking of Reactor Pressure Vessel Head Penetration Nozzles", requesting that pressurized water reactor licensees provide information on the structural integrity of the subject nozzles. NMC responded that tests and inspections conducted at Point Beach over the last several years had not identified any evidence of such cracking. NMC conducted more thorough inspections of the reactor pressure vessel head and nozzles during the Spring 2002 Unit 2 refueling outage and found no indications of degradation. On August 9, 2002, NRC issued Bulletin 2002-02, "Reactor Pressure Vessel Head and Vessel Head Penetration Nozzle Inspection Programs," providing additional NRC expectations for reactor vessel head examinations. As a result of this new NRC guidance, NMC conducted more extensive examinations of the Unit 1 reactor pressure vessel head during the Fall 2002 refueling outage. The results of these examinations were also acceptable. The Company plans to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations. The estimated cost of this capital expenditure is approximately $40 million in 2002 dollars.

On July 12, 2002, the NRC issued a Notice of Violation and provided its final significance determination, upholding its April 8, 2002 preliminary red finding for Point Beach related to a potential failure of the plant's auxiliary feedwater system under certain postulated accident scenario analyses. In November 2001, as part of a comprehensive risk assessment, plant employees discovered the potential for a common mode failure of the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Point Beach has completed equipment modifications and updated its procedures to ensure operators have explicit guidance that matches training and to ensure plant personnel take appropriate actions when necessary. The NRC conducted an inspection in September 2002 to gather additional information. On October 2, 2002, the NRC determined that treatment as an old design issue not representative of current performance is appropriate. However, NRC's consideration of this finding in their assessment of Point Beach's current overall performance is presently on hold pending final resolution of a subsequent issue involving the plant's auxiliary feedwater system. On October 24, 2002, while conducting post-maintenance testing, plant employees discovered the potential for another common mode failure mechanism under specific conditions for the plant's auxiliary feedwater pumps. The matter was immediately reported to the NRC and prompt interim corrective actions were implemented. Analysis and evaluation of the susceptibility of the auxiliary feedwater system to this failure mode, assessment of the safety significance of this postulated condition, and interactions with NRC to achieve appropriate resolution are continuing. The Company is currently unable to estimate the impact, if any, that may result.

Used Nuclear Fuel Storage and Disposal:   During 1995, Wisconsin Electric completed construction of a facility at Point Beach for the temporary dry storage of up to 48 canisters containing used nuclear fuel. During 2000, Wisconsin Electric finished loading the last of twelve canisters originally authorized by the PSCW. On March 13, 2001, the PSCW approved a May 2000 application for authority to load additional temporary used fuel dry storage containers. The application requested authorization for sufficient additional containers, at a cost of up to approximately $46 million, to operate Point Beach Units 1 and 2 to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the facility. NMC is under contract with a new vendor to supply the next generation of used fuel dry storage containers for Point Beach.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the "Waste Act"). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which Wisconsin Electric has paid a total of $185.3 million over the life of the plant. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach in the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, Wisconsin Electric filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of December 2002, Wisconsin Electric has incurred damages in excess of $35 million, which it seeks to recover from the United States Department of Energy. Damages continue to accrue, and, accordingly, Wisconsin Electric expects to seek recovery of its damages in this lawsuit.

In January 2002, as required by the Nuclear Waste Policy Act, the Secretary of Energy notified the Governor of Nevada and the Nevada Legislature that he intended to recommend to the President that the Yucca Mountain site is scientifically sound and suitable for development as the nation's long-term geological repository for used nuclear fuel. On February 14, 2002, the Secretary provided the formal recommendation to the President. In a February 2002 letter to Congress, the President expressed his support for the development of the Yucca Mountain site. The letter also affirmed the need for a permanent repository by supporting the need for nuclear power and its cost competitiveness, as well as acknowledging that successful completion of the repository program will redeem the clear Federal legal obligation set forth in the Nuclear Waste Policy Act. On April 8, 2002, the Nevada Governor announced the state's official disapproval of the President's recommendation. On May 8, 2002, the U.S. House of Representatives endorsed the President's recommendation to develop the Yucca Mountain site as the nation's long-term geological repository for used nuclear fuel overriding the state of Nevada's objections. On July 9, 2002, the U.S. Senate approved Yucca Mountain as such a repository. The President signed the resolution on July 23, 2002 which now clears the way for the U.S. Department of Energy to begin preparation of the application to the NRC for a license to design and build the repository.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress has generally stalled subsequent to the California price and supply problems in early 2001. States that had restructured and implemented retail access before the California problems generally have not gone back to traditional regulation. Several states (Arkansas, Montana, New Mexico and Oklahoma) have delayed retail access or plan to implement limited retail access (Nevada and Oregon).

Texas and Michigan implemented restructuring by offering retail access on January 1, 2002. FERC has come out strongly supporting large Regional Transmission Organizations ("RTOs") which will affect the structure of the wholesale market. The timeline for restructuring and retail access has been stretched out, and it is uncertain when retail access will happen in Wisconsin. There are many federal bills on electric industry restructuring currently before the U.S. House and Senate. These bills are receiving some attention, but the direction is not clear as both the House and Senate do not appear to have developed a strong vision of where they want the industry to go. Major issues in industry restructuring are: deregulating existing generation, unbundling transmission and generation from distribution costs, implementing RTOs, and market power mitigation. This list of issues is not all-inclusive, nor do all items need to be accomplished by a "date-certain." The Company continues to focus on infrastructure issues through Wisconsin Energy's Power the Future growth strategy.

Restructuring in Wisconsin:   Electric utility revenues in Wisconsin are regulated by the PSCW. Due to many factors, including relatively competitive electric rates charged by the state's electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focused in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

  Addition of new generating capacity in the state;
  Modifications to the regulatory process to facilitate development of merchant generating plants;
  Development of a regional independent electric transmission system operator;
  The previously described formation of a statewide transmission company, American Transmission Company LLC, which became operational January 1, 2001; and
  Improvements to existing and addition of new electric transmission lines in the state.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date.

Restructuring in Michigan:   Electric utility revenues are regulated by the MPSC. In June 2000, the Governor of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the MPSC to implement electric retail access in Michigan. The new law provides that as of January 1, 2002 all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer. The Michigan Retail Access law was characterized by the Michigan Governor as "Choice for those who want it and protection for those who need it."

As of January 1, 2002, Michigan retail customers of Wisconsin Electric were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. Wisconsin Electric has maintained its generation capacity and distribution assets and provides regulated service as it has in the past. Wisconsin Electric continues providing distribution and customer service functions regardless of the customer's power supplier.

Competition and customer switching to alternative suppliers in the Company's service territory in Michigan has been limited. No alternate supplier activity has occurred in the Company's service territory in Michigan, reflecting the small market area, the Company's competitive regulated power supply prices and a lack of interest in general in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Restructuring in Illinois:   In 1999, the state of Illinois passed legislation that introduced retail electric choice for large customers and introduced choice for all retail customers in May 2002. This legislation has no material impact on Wisconsin Electric's business. Wisconsin Electric has one wholesale customer in Illinois, the City of Geneva, whose contract is scheduled to expire on December 31, 2005.

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

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In January 2003, the Financial Accounting Standards Board authorized issuance of Interpretation 46, Consolidation of Variable Interest Entities. Interpretation 46, which is effective for interim periods beginning after June 15, 2003, which requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in Interpretation 46. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46. The Company expects to begin application of this Interpretation July 1, 2003.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles ("GAAP") requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment also may have a significant effect, not only on the operation of the business, but on the results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of Wisconsin Electric's financial condition and results of operations and that require management's most difficult, subjective or complex judgments.

Regulatory Accounting:   Wisconsin Electric operates under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In such a situation, continued deferral of certain regulatory asset and liability amounts on the Company's books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2002, the Company had $458.5 million in regulatory assets and $157.5 million in regulatory liabilities. The Company continually reviews the applicability of SFAS 71 and has determined that it is currently appropriate to continue following SFAS 71. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Pension and Postretirement Plans:   The Company has significant pension and postretirement obligations and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and medical trend rates. Changes in these assumptions are primarily influenced by factors outside the Company's control and can have a significant effect on the amounts reported in the financial statements.

Unbilled Revenues:   The Company records utility operating revenues when energy is delivered to its customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, line losses and applicable customer rates.

Asset Retirement Obligations:   Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which requires entities to recognize the estimated fair value of legal liabilities for asset retirements in the period in which they are incurred. SFAS 143 applies primarily to decommissioning costs for the Company's Point Beach Nuclear Plant. Using a discounted future cash flow methodology, the Company estimated that its nuclear asset retirement obligation was approximately $673 million at January 1, 2003. Calculation of this asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm as well as several significant assumptions including the timing of future cash flows, future inflation rates, the discount rate applied to future cash flows and an 85% probability of plant relicensing.

For additional information concerning adoption of SFAS 143 and the Company's estimated nuclear asset retirement obligation, see "Note B -- Recent Accounting Pronouncements" and "Note F -- Nuclear Operations" in the Notes to Consolidated Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Electric. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause Wisconsin Electric's actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause Wisconsin Electric's actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect its future results of operations and financial condition include, among others, the following:

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental

  Protection Agency's regulations, as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities; changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the PSCW as a condition of approval of the WICOR merger.
  The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
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

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which Wisconsin Electric and its subsidiaries are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2002	2001	2000
	(Millions of Dollars)
Operating Revenues
Electric	$1,884.6	$1,839.8	$1,763.4
Gas	389.8	457.1	399.7
Steam	21.5	21.8	21.9
Total Operating Revenues	2,295.9	2,318.7	2,185.0

Operating Expenses
Fuel and purchased power	493.9	509.7	497.7
Cost of gas sold	240.8	319.0	258.7
Other operation and maintenance	736.3	681.9	696.1
Depreciation, decommissioning
and amortization	267.9	264.3	272.7
Property and revenue taxes	71.7	67.8	65.9
Total Operating Expenses	1,810.6	1,842.7	1,791.1

Operating Income	485.3	476.0	393.9

Other Income and Deductions
Interest income	2.1	13.2	4.0
AFUDC-equity	3.5	1.7	2.6
Equity in earnings of unconsolidated affiliates	20.4	20.6	-
Other	(1.7)	0.5	(16.4)
Total Other Income and Deductions	24.3	36.0	(9.8)

Financing Costs
Interest expense	94.9	109.7	117.5
AFUDC-debt	(2.2)	(0.8)	(1.3)
Total Financing Costs	92.7	108.9	116.2

Income Before Income Taxes	416.9	403.1	267.9

Income Taxes	157.7	156.6	103.2
Net Income	259.2	246.5	164.7

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common
Stockholder	$258.0	$245.3	$163.5
	=====	=====	=====

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2002	2001	2000
	(Millions of Dollars)
Operating Activities
Net income	$259.2	$246.5	$164.7
Reconciliation to cash
Depreciation, decommissioning and amortization	282.3	277.6	287.3
Nuclear fuel expense amortization	27.3	32.3	27.4
Equity in earnings of unconsolidated affiliate	(20.4)	(20.6)	-
Deferred income taxes and investment tax credits, net	(31.9)	(32.9)	(10.4)
Accrued income taxes, net	37.2	46.5	(3.3)
Change in - Accounts receivable and accrued revenues	(26.1)	17.0	(95.7)
Other accounts receivable	116.4	-	-
Inventories	(17.4)	(29.7)	(0.2)
Other current assets	2.0	27.0	31.1
Accounts payable	(20.0)	-	86.4
Other current liabilities	22.3	(48.2)	46.1
Other	25.4	21.6	39.3
Cash Provided by Operating Activities	656.3	537.1	572.7

Investing Activities
Capital expenditures	(365.7)	(377.0)	(352.5)
Return of investment from ATC	-	105.2	-
Nuclear fuel	(20.7)	(9.9)	(41.6)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Other	(12.1)	(2.5)	(7.6)
Cash Used in Investing Activities	(416.1)	(301.8)	(419.3)

Financing Activities
Dividends paid on common stock	(179.6)	(130.0)	(178.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	36.0	22.0	25.0
Retirement of long-term debt	(285.8)	(30.8)	(30.2)
Change in short-term debt	182.4	(84.6)	(7.7)
Cash Used in Financing Activities	(248.2)	(224.6)	(192.7)

Change in Cash and Cash Equivalents	(8.0)	10.7	(39.3)

Cash and Cash Equivalents at Beginning of Year	21.3	10.6	49.9

Cash and Cash Equivalents at End of Year	$13.3	$21.3	$10.6
	====	====	====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$114.8	$131.7	$137.8
Income taxes (net of refunds)	$124.1	$142.1	$59.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2002	2001
	(Millions of Dollars)
Property, Plant and Equipment
Electric	$5,297.2	$5,064.4
Gas	623.5	596.2
Steam	68.5	66.0
Common	346.5	334.4
Other	31.0	17.2
	6,366.7	6,078.2
Accumulated depreciation	(3,344.0)	(3,208.5)
	3,022.7	2,869.7
Construction work in progress	188.8	163.3
Leased facilities, net	110.3	116.0
Nuclear fuel, net	63.2	73.6
Net Property, Plant and Equipment	3,385.0	3,222.6

Investments
Nuclear decommissioning trust fund	550.0	589.6
Investment in ATC	130.9	128.6
Other	6.3	15.1
Total Investments	687.2	733.3

Current Assets
Cash and cash equivalents	13.3	21.3
Accounts receivable, net of allowance for
doubtful accounts of $30.2 and $22.7	246.6	236.1
Other accounts receivable	-	116.4
Accrued revenues	147.8	132.2
Materials, supplies and inventories	244.5	227.1
Prepayments	72.4	72.0
Deferred income taxes - current	38.3	-
Other	3.6	6.0
Total Current Assets	766.5	811.1

Deferred Charges and Other Assets
Deferred regulatory assets	458.5	287.4
Other	35.1	13.1
Total Deferred Charges and Other Assets	493.6	300.5

Total Assets	$5,332.3	$5,067.5
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2002	2001
	(Millions of Dollars)
Capitalization (See Statements of Capitalization)
Common equity	$2,049.9	$1,980.1
Preferred stock	30.4	30.4
Long-term debt	1,432.4	1,420.5
Total Capitalization	3,512.7	3,431.0

Current Liabilities
Long-term debt currently due	27.0	282.7
Short-term debt	354.8	172.4
Accounts payable	193.6	213.6
Payroll and vacation accrued	62.1	52.3
Taxes accrued - income and other	110.1	72.5
Interest accrued	16.5	18.3
Deferred income taxes	-	6.8
Other	74.9	60.9
Total Current Liabilities	839.0	879.5

Deferred Credits and Other Liabilities
Deferred income taxes - long-term	430.5	399.0
Accumulated deferred investment tax credits	65.8	70.2
Deferred regulatory liabilities	157.5	141.4
Minimum pension liability	163.6	-
Other	163.2	146.4
Total Deferred Credits and Other Liabilities	980.6	757.0

Commitments and Contingencies (Note O)	-	-

Total Capitalization and Liabilities	$5,332.3	$5,067.5
	======	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2002	2001
		(Millions of Dollars)
Common Equity (See Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$332.9	$332.9
Other paid in capital		530.7	530.7
Retained earnings		1,194.9	1,116.5
Accumulated other comprehensive income (loss)		(8.6)	-
	Total Common Equity	2,049.9	1,980.1

Preferred Stock
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-
	Total Preferred Stock	30.4	30.4

Long-Term Debt
First mortgage bonds	7-1/4% due 2004	140.0	140.0
	7-1/8% due 2016	100.0	100.0
	6.85% due 2021	9.0	9.0
	7-3/4% due 2023	100.0	100.0
	7.05% due 2024	60.0	60.0
	9-1/8% due 2024	-	3.4
	8-3/8% due 2026	-	100.0
	7.70% due 2027	200.0	200.0

Debentures (unsecured)	6-5/8% due 2002	-	150.0
	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	2.8	3.5
	8-1/4% due 2022	25.0	25.0
	6-1/2% due 2028	150.0	150.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	2% stated rate due 2011	1.3	-

Notes (unsecured)	6.36% effective rate due 2006	4.8	6.0
	1.80% variable rate due 2006 (a)	1.0	1.0
	1.80% variable rate due 2015 (a)	17.4	17.4
	1.75% variable rate due 2016 (a)	67.0	67.0
	1.80% variable rate due 2030 (a)	80.0	80.0

Obligations under capital leases		218.2	211.4
Unamortized discount		(17.1)	(20.5)
Long-term debt currently due		(27.0)	(282.7)
Total Long-Term Debt		1,432.4	1,420.5

Total Capitalization		$3,512.7	$3,431.0
		======	======

(a) Variable interest rate as of December 31, 2002.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other
	Common	Other Paid	Retained	Comprehensive
	Stock	In Capital	Earnings	Income	Total
	(Millions of Dollars)

Balance - December 31, 1999	$332.9	$530.7	$1,017.3	$ -	$1,880.9
Net income			164.7		164.7
Property dividend - common stock			(1.0)		(1.0)
Cash dividends
Common stock			(178.6)		(178.6)
Preferred stock			(1.2)		(1.2)
Balance - December 31, 2000	332.9	530.7	1,001.2	-	1,864.8
Net income			246.5		246.5
Other comprehensive income (loss)
Unrealized gain (loss) on derivatives
qualified as hedges:
Unrealized losses due to cumulative
effect of a change in accounting
principle, net of tax				(5.1)	(5.1)
Reclassification adjustment for gains
included in net income, net of tax				5.1	5.1
Comprehensive Income	-	-	246.5	-	246.5
Cash dividends
Common stock			(130.0)		(130.0)
Preferred stock			(1.2)		(1.2)
Balance - December 31, 2001	332.9	530.7	1,116.5	-	1,980.1
Net income			259.2		259.2
Other comprehensive income (loss)
Minimum pension liability				(8.1)	(8.1)
Unrealized hedging losses				(0.5)	(0.5)
Comprehensive Income (Loss)	-	-	259.2	(8.6)	250.6
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Balance - December 31, 2002	$332.9	$530.7	$1,194.9	($8.6)	$2,049.9
	=====	=====	======	====	======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company") a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee. Wisconsin Electric consolidates its wholly owned subsidiary Bostco LLC ("Bostco"). Bostco owns real estate properties that are eligible for historical rehabilitation tax credits with total assets of $31.1 million as of December 31, 2002.

On April 26, 2000, Wisconsin Energy acquired WICOR, Inc. ("WICOR") in a business combination that was accounted for as a purchase. WICOR was a diversified utility holding company with utility and non-utility energy subsidiaries, as well as pump manufacturing subsidiaries. Following the merger, WICOR and its subsidiaries, including Wisconsin Gas Company ("Wisconsin Gas"), the largest natural gas distribution public utility in Wisconsin, became subsidiaries of Wisconsin Energy. Wisconsin Energy has integrated the gas operations of Wisconsin Electric and Wisconsin Gas, as well as many corporate support areas. On November 1, 2000, Wisconsin Electric and Wisconsin Gas filed an application with the Public Service Commission of Wisconsin ("PSCW") for authority to transfer Wisconsin Electric's gas utility assets together with certain identified liabilities associated with such assets. On December 4, 2001, Wisconsin Electric and Wisconsin Gas entered into a stipulation with the "PSCW" in which a Consent Order was issued by the PSCW providing for the withdrawal of the joint application. Wisconsin Energy continues to operate the gas business of Wisconsin Electric and Wisconsin Gas under the trade name "We Energies" as one operation to achieve operating efficiencies and improved reliability.

All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

Reclassifications:   Certain prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on net income.

Revenues:   Energy revenues are recognized on the accrual basis and include estimated amounts for service rendered but not billed.

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

Property and Depreciation:   Utility property, plant and equipment is recorded at cost. Cost includes material, labor, overhead and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property, together with removal cost less salvage value, is charged to accumulated depreciation when property is retired.

Capitalized software costs are included in the caption "Property, Plant and Equipment" on the Consolidated Balance Sheets. As of December 31, 2002 and 2001, capitalized software costs totaled $50.5 million and $61.1 million, respectively.

Utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.5% in 2002, 4.6% in 2001, and 4.5% in 2000. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note F).

Other property, plant and equipment is recorded at cost. Cost includes material, labor, overhead and capitalized interest. Additions to and significant replacements of property are charged to property, plant and equipment at cost;

minor items are charged to maintenance expense. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Other Income and Deductions - Other" in the Consolidated Income Statements.

Depreciation expense is accrued at straight-line rates over the estimated useful lives of the assets. Estimated useful lives are 2 to 5 years for software.

Allowance For Funds Used During Construction:   Allowance for funds used during construction ("AFUDC") is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is shown as an offset to interest expense and the return on stockholders' capital (AFUDC-equity) is an item of other income.

As approved by the PSCW, Wisconsin Electric capitalized AFUDC-debt and equity at the following rates during the periods indicated:

September 1, 2000 -- continuing	10.18%
June 1, 1998 -- August 31, 2000	10.21%

Prior to August 31, 2000, based on PSCW authorization, Wisconsin Electric accrued AFUDC on 50% of all construction work in progress. In a rate order dated August 30, 2000, the PSCW authorized the Company to accrue AFUDC on all electric utility nitrogen oxide (NOx) remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on such projects. In addition, the August 2000 PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

Materials, Supplies and Inventories:   Inventory at December 31 consists of:

Materials,
Supplies and Inventories	2002	2001
	(Millions of Dollars)

Fossil Fuel	$124.3	$101.8
Natural Gas in Storage	37.4	43.7
Materials and Supplies	82.8	81.6
Total	$244.5	$227.1
	====	====

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are priced using the weighted-average method of accounting.

Regulatory Accounting:   The Company accounts for its regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). As of December 31, 2002, the Company had approximately $20.0 million of regulatory assets that were not earning a return. All regulatory assets have been deferred pursuant to specific rate orders, or by a generic order issued by the Company's primary regulator. Regulatory assets are expected to be recovered in rates over a period of no longer than 20 years.

Deferred regulatory assets and liabilities at December 31 consist of:

Deferred Regulatory Assets and Liabilities	2002	2001
	(Millions of Dollars)
Deferred Regulatory Assets
Unrecognized pension costs (See Note K)	$135.8	$ -
Deferred income tax related (See Note E)	138.4	142.7
Deferred transmission costs	62.5	22.3
Other plant related -- capital lease (See Note G)	47.2	39.0
Environmental costs	44.0	41.2
Department of Energy assessments	13.3	15.9
Lightweight aggregate plant	12.2	16.8
Deferred nuclear costs	1.2	4.7
Other, net	3.9	4.8
Total Deferred Regulatory Assets	$458.5	$287.4
	====	====

Deferred Regulatory Liabilities
Deferred income tax related (See Note E)	$97.5	$103.9
Tax and interest refunds	20.7	9.9
NOx escrow	11.9	8.6
Other, net	27.4	19.0
Total Deferred Regulatory Liabilities	$157.5	$141.4
	====	====

As of December 31, 2002, the Company recorded a minimum pension liability of $163.6 million to reflect the funded status of its pension plans. The Company has concluded that $135.8 million of the unrecognized pension costs which arose from recording the minimum pension liability under SFAS 87 qualifies as a regulatory asset, with $8.1 million after tax reported as a charge to other comprehensive income.

During 2000, the PSCW authorized Wisconsin Electric to defer with a carrying cost accrual incremental start-up costs and transmission operations costs in excess of transmission costs being recovered in existing rates related to creation of American Transmission Company ("ATC"). These deferred charges increased during 2001 and 2002 reflecting the incremental costs of receiving transmission service from ATC compared to recovery in the Company's base rates. In October 2002, the PSCW authorized a transmission surcharge and escrow accounting to provide recovery of the prior deferred transmission charges plus future incremental transmission charges.

Wisconsin Electric directs a variety of demand-side management programs to help foster energy conservation by its customers. As authorized by the PSCW, Wisconsin Electric capitalized certain conservation program costs prior to 1995. Utility rates approved by the PSCW provide for a current return on these conservation investments. Included in Investments on the Consolidated Balance Sheet at December 31, 2002 and 2001 are conservation investments of $6.0 million and $11.6 million, respectively, which are amortized to income based upon PSCW order.

During 2000, Wisconsin Electric discontinued operation of its lightweight aggregate plant at Oak Creek Power Plant. As authorized by the PSCW, Wisconsin Electric transferred the associated remaining undepreciated plant balance of $19.7 million on December 31, 2000, to a deferred regulatory asset account, which is being amortized over the five year period ending December 31, 2005.

Income Taxes:   Wisconsin Electric is included in Wisconsin Energy's consolidated Federal income tax return. As such, Wisconsin Energy allocates Federal current tax expense or credits to Wisconsin Electric based on its separate tax computation.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment. Historical rehabilitation credits are reported in income in the year claimed.

Derivative Financial Instruments:   The Company has derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), however use of financial instruments is limited and was immaterial during the years ended December 31, 2002, 2001 and 2000. For further information, see Note I.

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

Investments:   Investments in affiliated companies in which the Company has a controlling financial interest are consolidated. Investments in other affiliated companies in which the Company does not maintain control are accounted for using the equity method.

Nuclear Fuel Amortization:   The Company leases nuclear fuel and amortizes it to fuel expense as the power is generated, generally over a period of 60 months.

Use of Estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 effective January 1, 2003.

The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes primarily decommissioning costs for the Point Beach Nuclear Plant ("Point Beach"). It also applies to a smaller extent to several other utility assets including: active ash landfills, water treatment basins, removal of certain coal handling equipment and water intake facilities located on lakebeds, and the dismantlement of certain hydro facilities. Other than for Point Beach, the Company's asset retirement obligations as of January 1, 2003 will not be significant. As it relates to regulated operations, the Company believes that adoption of SFAS 143 results primarily in timing differences in the recognition of legal asset retirement costs that the Company is currently recovering in rates and will be deferring such differences under SFAS 71 (See Note A).

Prior to January 2003, the Company recorded nuclear decommissioning charges in Accumulated Depreciation. Upon adoption of SFAS 143, the Company will reverse the $550 million it had previously recorded in Accumulated Depreciation, and it will record a liability of approximately $673 million, and a net asset of approximately $30 million. The difference between amounts previously recorded and the net SFAS 143 liability will be deferred as a regulatory asset and is expected to approximate $93 million. The asset retirement obligations for active ash landfills, water treatment basins and the removal of certain coal handling equipment and water intake facilities located on lakebeds cannot be reasonably estimated due to an indeterminate life for the associated assets. The time period until retirement is unknown at the current time and therefore no liability was recorded for these obligations with the adoption of SFAS 143.

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of December 31, 2002, the Company estimates that it has approximately $400 million of such regulatory liabilities recorded in Accumulated Depreciation.

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation must be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. The Company does not expect to consolidate any existing interest in unconsolidated entities as a result of Interpretation 46.

C -- AMERICAN TRANSMISSION COMPANY

Effective January 1, 2001, Wisconsin Electric transferred its electric utility transmission system assets with a net book value of approximately $224.1 million to American Transmission Company LLC ("ATC") in exchange for an equity interest in this new company. No gain or loss was recorded in this transaction. During 2001, ATC issued debt and distributed $105.2 million of cash back to Wisconsin Electric as a partial return of the original equity contribution. As of December 31, 2002, the Company had an equity interest of approximately 37% in ATC. Wisconsin Electric is represented by one out of fourteen board members, each of which has one vote. Due to the voting requirements, no individual member has more than 8% of the voting control. The Company accounts for its investment under the equity method.

D -- CHARGES

During the fourth quarter of 2000, the Company recorded one-time charges totaling $43.9 million after tax. Of this, $34.3 million related to severance and employee benefits and merger-related items. In connection with the WICOR merger and the divestiture of non-core businesses, approximately 170 employees received severance benefits under severance agreements and enhanced retirement initiatives. The Company has paid all of the anticipated expenses as of December 31, 2002. No other adjustments were made to the reserves. The Company made a contribution of $9.6 million after tax in 2000 to the Wisconsin Energy Foundation to assist it in becoming self-funding.

E -- INCOME TAXES

The Company follows the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in the Company's financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets. Historical rehabilitation tax credits are recognized in income in the year the credit is claimed.

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2002	2001	2000
	(Millions of Dollars)

Current tax expense	$189.7	$189.5	$113.6
Deferred income taxes, net	(27.5)	(28.4)	(5.9)
Investment tax credit, net	(4.5)	(4.5)	(4.5)
Total Income Tax Expense	$157.7	$156.6	$103.2
	====	====	====

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2002		2001		2000
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)
Expected tax at
statutory federal tax rates	$145.9	35.0%	$141.0	35.0%	$93.8	35.0%
State income taxes
net of federal tax benefit	20.2	4.8%	20.7	5.1%	14.4	5.4%
Investment tax credit restored	(4.5)	(1.0%)	(4.5)	(1.1%)	(4.5)	(1.7%)
Historical rehabilitation credit	(2.5)	(0.6%)	-	-	-	-
Other, net	(1.4)	(0.4%)	(0.6)	(0.2%)	(0.5)	(0.2%)
Total Income Tax Expense	$157.7	37.8%	$156.6	38.8%	$103.2	38.5%
	====	====	====	====	====	====

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2002	2001	2002	2001
	(Millions of Dollars)

Property-related	$ -	$ -	$607.8	$568.8
Construction advances	-	-	(75.7)	(69.8)
Decommissioning trust	-	-	(59.0)	(55.0)
Contested liability payment	(2.4)	(44.5)	-	-
Recoverable gas costs	2.3	(0.5)	-	-
Uncollectible account expense	9.1	7.9	-	-
Employee benefits
and compensation	10.7	10.4	(37.5)	(30.6)
Asset impairment charge	10.8	10.8	-	-
Other	7.8	9.1	(5.1)	(14.4)
Total Deferred Income Taxes	$38.3	($6.8)	$430.5	$399.0
	====	====	====	====

Wisconsin Electric has also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).

F -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 510-megawatt electric generating units at Point Beach in Two Rivers, Wisconsin. Point Beach is operated by Nuclear Management Company, a company that, as of December 31, 2002, provides services to nine nuclear generating units in the Midwest. Nuclear Management Company is owned by the Company and the affiliates of four other unaffiliated investor-owned utilities in the region. Wisconsin Electric currently expects the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

Nuclear Insurance:   The Price-Anderson Act, as amended and extended to August 1, 2002, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.4 billion, of which $200 million is covered by liability insurance purchased from private sources. The remaining $9.2 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment. A provision extending the Price-Andersen Act through the end of 2003 was adopted by Congress in February 2003.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $1.5 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $13.2 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $10.5 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect Wisconsin Electric from material adverse impact.

Nuclear Decommissioning:   Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning expense was $17.6 million for each of the years ended 2002, 2001 and 2000. As of December 31, 2002, and 2001, the Company had the following Nuclear Decommissioning Trust Fund balance, stated at fair value, which is equal to the accrued decommissioning liability balance included in accumulated depreciation.

	2002	2001
	(Millions of Dollars)
Funding and Realized Earnings	$458.6	$434.8
Unrealized Gains	91.4	154.8
Total	$550.0	$589.6
	====	====

In Accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Wisconsin Electric's debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund were determined on the basis of specific identification; net unrealized holding gains on the fund were recorded as part of the fund and as part of accumulated depreciation.

The Company records decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. As of December 31, 2002 and 2001, the Company had accumulated provisions for decommissioning expense of $550.0 million and $589.6 million, respectively. Such amounts were included on the consolidated balance sheets under Accumulated Depreciation.

Beginning January 1, 2003, the Company adopted SFAS 143 Accounting for Asset Retirement Obligations. Under SFAS 143, the Company recorded a liability on its balance sheet for the net present value of the expected cash flows associated with the Company's legal obligation to decommission its nuclear plants. The Company estimates that this liability was approximately $673 million as of January 1, 2003. Under SFAS 71, Accounting for the Effects of Certain Types of Regulation, the Company recorded a regulatory asset for the amounts that the Asset Retirement Obligation liability exceeded amounts collected in rates. The Company estimates that this regulatory asset was approximately $93 million as of January 1, 2003. In the future, if the SFAS 143 liability is less than the amounts funded, then the Company would expect to record a regulatory liability for the difference based on the expected rate treatment from its primary regulator.

The asset retirement liability as calculated under SFAS 143 is based on several significant assumptions including the timing of future cash flows, future inflation rates, the extent of work that is performed and the interest rate to discount the future cash flows. These assumptions differ significantly from the assumptions used by the PSCW to calculate the nuclear decommissioning liability for funding purposes. Under SFAS 143, the Company estimated an 85% probability of plant relicensing based strictly on industry averages. The Company has not made a decision to apply for relicensing.

In 2002, the Company engaged a consultant to perform a site specific study for regulatory funding purposes. This study assumed that the plants would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of work. The study also estimated the liability for fuel management costs and non-nuclear demolition costs. These costs are excluded from the calculation of the SFAS 143 liability. The 2002 site specific study estimated that the cost to decommission the plant in 2002 year dollars was approximately $1,072 million.

The following table reconciles the regulatory funding liability with the anticipated SFAS 143 liability as of January 1, 2003:

(Millions of Dollars)
SFAS 143 liability	$673
Costs included in regulatory funding
Fuel management costs	151
Non-nuclear demolition	88
Timing of future cash flows	160
Total regulatory funding liability	$1,072
====

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants, future inflation rates and discount rates. However, based on the current plant licenses, the Company does not expect to make any nuclear decommissioning expenditures in excess of $1.0 million before the year 2009.

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund ("D&D Fund") for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2002, Wisconsin Electric recorded its remaining estimated liability equal to projected special assessments of $10.7 million. A deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next five years ending in 2007.

G -- LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:   At December 31, 2002, the maturities and sinking fund requirements through 2007 and thereafter for the aggregate amount of long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)

2003	$1.9
2004	141.9
2005	1.9
2006	203.0
2007	0.3
Thereafter	909.3
Total	$1,258.3
=====

Sinking fund requirements for the years 2003 through 2007, included in the preceding table, are $8.0 million. Substantially all of Wisconsin Electric's utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In January 2002, the Company redeemed $100 million of 8-3/8% first mortgage bonds due 2026 and $3.4 million of 9-1/8% first mortgage bonds due 2024. Early redemption of this long-term debt was financed through the issuance of short-term commercial paper.

Obligations Under Capital Leases:   In 1997, Wisconsin Electric entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-based cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, Wisconsin Electric may, at its option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. Wisconsin Electric accounts for this contract as a capital lease. The leased facility and corresponding obligation under capital lease were recorded at the estimated fair value of the plant's electric generating facilities. The leased facility is being amortized on a straight-line basis over the original 25-year term of the contract.

The long-term power purchase contract is treated as an operating lease for rate-making purposes and the minimum lease payments are recorded as purchased power expense on the Consolidated Income Statements. Such payments totaled $22.3 million, $21.5 million and $21.0 million during 2002, 2001 and 2000, respectively. As a result, the difference between the minimum lease payments and the sum of the imputed interest and amortization costs under capital lease accounting are recorded as a deferred regulatory asset - other plant related -- capital lease (see Note A). Due to the timing of the minimum lease payments, Wisconsin Electric expects the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under capital lease to increase to $160.2 million by the year 2005 before each is reduced over the remaining life of the contract.

Wisconsin Electric has a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust ("Trust") which is treated as a capital lease. The nuclear fuel is leased and amortized to fuel expense as the power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event Wisconsin Electric or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from Wisconsin Electric. Under the lease terms, Wisconsin Electric is in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings financing the investment in nuclear fuel. Interest expense on the nuclear fuel lease, included in fuel expense, was $1.9 million, $3.3 million and $3.9 million during 2002, 2001 and 2000, respectively.

Following is a summary of Wisconsin Electric's capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2002	2001
	(Millions of Dollars)
Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(30.0)	(24.3)
Total Leased Facilities	$110.3	$116.0
	====	====

Nuclear Fuel
Under capital lease	$118.4	$127.5
Accumulated amortization	(63.7)	(80.0)
In process/stock	8.5	26.1
Total Nuclear Fuel	$63.2	$73.6
	====	====

Future minimum lease payments under the capital leases and the present value of the net minimum lease payments as of December 31, 2002 are as follows:

	Purchase
	Power	Nuclear
Capital Lease Obligations	Commitment	Fuel Lease	Total
	(Millions of Dollars)

2003	$28.0	$28.1	$56.1
2004	29.0	17.9	46.9
2005	30.1	12.9	43.0
2006	31.2	5.2	36.4
2007	32.4	2.3	34.7
Thereafter	437.5	-	437.5
Total Minimum Lease Payments	588.2	66.4	654.6
Less: Estimated Executory Costs	(123.1)	-	(123.1)
Net Minimum Lease Payments	465.1	66.4	531.5
Less: Interest	(307.6)	(5.7)	(313.3)
Present Value of Net
Minimum Lease Payments	157.5	60.7	218.2
Less: Due Currently	-	(25.1)	(25.1)
	$157.5	$35.6	$193.1
	=====	====	=====

H -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2002		2001
		Interest		Interest
Short-Term Debt	Balance	Rate	Balance	Rate
	(Millions of Dollars)

Banks and Other	$73.1	2.59%	$60.9	1.90%
Commercial paper	281.7	1.38%	111.5	1.87%
Total Short-Term Debt	$354.8	1.63%	$172.4	1.88%
	=====		=====

On December 31, 2002, Wisconsin Electric had approximately $230 million of available unused lines of bank back-up credit facilities on a consolidated basis. The Company had approximately $354.8 million of total consolidated short-term debt outstanding on such date.

Wisconsin Electric has entered into a bank back-up credit agreement to maintain short-term credit liquidity which, among other terms, require the companies to maintain a minimum total funded debt to capitalization ratio of less than 65%.

I -- DERIVATIVE INSTRUMENTS

Effective January 1, 2001 the Company adopted SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Wisconsin Electric had a limited number of physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of electric forward contracts which are used to manage the supply of and demand for electricity and gas futures and basis swap contracts utilized to manage the cost of gas for the utility's gas operations. The adoption of SFAS 133 on January 1, 2001 required the fair market values of these derivative instruments to be recorded as assets and liabilities on the balance sheet and a cumulative effect of a change in accounting principle in Accumulated Other Comprehensive Income. The impact of this transition as of January 1, 2001, was a $5.1 million reduction in Accumulated Other Comprehensive Income which was reclassified into earnings during 2001.

For Wisconsin Electric's gas operation, changes in the fair market values of cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income will be reported in earnings. The ineffective portion of the derivative's change in fair value will be recorded as a regulatory asset or liability immediately as these transactions are part of the purchased gas adjustment.

For the years ended December 31, 2002 and 2001, the amount of hedge ineffectiveness was immaterial. Wisconsin Electric did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which Wisconsin Electric is hedging its exposure to the variability in future cash flows of forecasted transactions as of December 31, 2002, was seven months. Wisconsin Electric estimates that losses of $0.5 million will be reclassified from Accumulated Other Comprehensive Income into earnings during the first seven months of 2003 as the hedged transactions affect earnings.

During the third quarter of 2002, Wisconsin Electric's regulated electric operations received approval from the PSCW to establish regulatory asset and liabilities in accordance with SFAS 71 to offset the effects of fair market value accounting for any electric-related contracts that qualify as derivatives under SFAS 133.

J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of Wisconsin Electric's recorded financial instruments at December 31 are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Nuclear decommissioning trust fund	$550.0	$550.0	$589.6	$589.6
Preferred stock, no redemption required	$30.4	$17.5	$30.4	$16.7
Long-term debt including
current portion	$1,258.3	$1,302.1	$1,512.3	$1,549.6

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note F). The fair values of Wisconsin Electric's preferred stock are estimated based upon the quoted market value for the same or similar issues. The fair value of Wisconsin Electric's long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2002.

K -- BENEFITS

Pensions and Other Postretirement Benefits:   The Company and Wisconsin Energy provide defined benefit pension and other postretirement benefit plans to employees. In 2002, the assets and obligations of the Company's defined benefit pension plan were transferred from the Company to Wisconsin Energy. Additionally, two of the defined benefit plans sponsored by Wisconsin Gas were merged into the Wisconsin Energy Plan. The Wisconsin Energy Plan provides pension benefits to employees of Wisconsin Energy, the Company and other subsidiaries of Wisconsin Energy.

Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by the Company's actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation of the amounts for the Wisconsin Energy Plan to the Company.

The status of these plans, including a reconciliation of qualified and unqualified benefit obligations, a reconciliation of plan assets and the funded status of the plans follows.

			Other Postretirement
	Pension Benefits		Benefits
Status of Benefit Plans	2002	2001	2002	2001
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$806.2	$773.5	$205.3	$173.4
Service cost	18.3	18.5	7.5	6.2
Interest cost	56.7	57.0	15.3	13.6
Plan participants' contributions	-	-	6.9	5.8
Plan amendments	0.1	-	-	-
Actuarial loss	28.6	14.9	39.8	21.9
Benefits paid	(58.7)	(57.7)	(17.2)	(15.6)
Benefit Obligation at December 31	$851.2	$806.2	$257.6	$205.3

Change in Plan Assets
Fair Value at January 1	$756.4	$873.2	$81.0	$79.4
Actual (loss) on plan assets	(91.2)	(60.3)	(5.1)	(0.1)
Employer contributions	3.1	1.2	13.0	11.5
Plan participants' contributions	-	-	6.9	5.8
Benefits paid	(58.7)	(57.7)	(17.2)	(15.6)
Fair Value at December 31	$609.6	$756.4	$78.6	$81.0

Funded Status of Plans
Funded status at December 31	($241.6)	($49.8)	($179.0)	($124.3)
Unrecognized
Net actuarial loss (gain)	203.2	18.4	92.1	44.1
Prior service cost	22.9	26.2	0.2	0.3
Net transition (asset) obligation	(4.5)	(6.8)	15.4	16.8
Net Asset (Accrued Benefit Cost)	($20.0)	($12.0)	($71.3)	($63.1)
	====	====	====	====

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$13.5	$12.3	$0.1	$0.1
Accrued benefit cost	(28.5)	(24.3)	(71.4)	(63.2)
Additional minimum liability	(163.6)	-	-	-
Intangible asset	22.8	-	-	-
Regulatory asset (See Note A)	135.8	-	-	-
Net amount recognized at end of year	($20.0)	($12.0)	($71.3)	($63.1)
	=====	=====	=====	=====

The components of net periodic pension and other postretirement benefit costs as well as the weighted-average assumptions used in accounting for the plans include the following:

			Other Postretirement
	Pension Benefits		Benefits
Benefit Plan Cost Components	2002	2001	2000	2002	2001	2000
	(Millions of Dollars)
Net Periodic Benefit Cost (Income)
Service cost	$18.3	$18.5	$14.4	$7.5	$ 6.2	$4.2
Interest cost	56.7	57.0	55.3	15.3	13.6	14.4
Expected return on plan assets	(68.2)	(71.3)	(68.4)	(6.8)	(6.8)	(7.0)
Amortization of:
Transition (asset) obligation	(2.2)	(2.2)	(2.2)	1.5	1.5	4.6
Prior service cost	3.4	3.3	3.9	-	0.1	0.1
Actuarial loss (gain)	3.1	0.9	0.5	3.7	1.5	(0.2)
Terminations/curtailment	-	-	1.2	-	-	8.8
Net Periodic Benefit Cost (Income)	$11.1	$6.2	$4.7	$21.2	$16.1	$24.9
	====	====	====	====	====	====

Weighted-Average Assumptions
Discount rate	6.75	7.25	7.5	6.75	7.25	7.5
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.0 to	4.5 to	4.5 to	4.0 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0

Pension Plans:   As of December 31, 2002, approximately 71% of plan assets are invested in equity securities, and the balance of plan assets are invested in corporate and government bonds and real estate. In the opinion of the Company, current pension trust assets and amounts which are expected to be paid to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees.

Open window benefits were offered in 2000 to certain participants in the Wisconsin Electric Retirement Account Plan for Non-Union Employees. This benefit enhancement resulted in a one-time SFAS 88 cost of $0.7 million.

Other Postretirement Benefits Plans:   The Company uses Employees' Benefit Trusts to fund a major portion of other postretirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Effective January 1, 1992, postretirement benefit costs have been calculated in accordance with SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and are recoverable from the utility customers of Wisconsin Electric.

In 2000, the benefit attribution period was modified for the Wisconsin Electric Postretirement medical plans to equal the 10 years of service following the later of age at hire or age 45. This change resulted in a "negative" plan amendment and a "plan curtailment."

The assumed health care cost trend rate for 2003 is at 10% for all plan participants decreasing gradually to 5% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Postretirement benefit obligation	$22.2	($19.9)
Total of service and interest cost components	$2.6	($2.3)

Savings Plans:   Wisconsin Electric sponsors savings plans which allow employees to contribute a portion of their pretax and/or after tax income in accordance with plan-specified guidelines. Matching contributions under these plans charged to expense amounted to $8.3 million, $8.3 million and $9.0 million during 2002, 2001 and 2000, respectively.

L -- GUARANTEES

Wisconsin Electric enters into various guarantees to provide financial and performance assurance to third parties. As of December 31, 2002 the Company had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2002	Liability Recorded at Dec 31, 2002
	(Millions of Dollars)

Wisconsin Electric Guarantees (a)	$274.9	$ -	$ -

(a)	None of the guarantees have been recorded as a liability at December 31, 2002.

Wisconsin Electric guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust (See Note G). Wisconsin Electric guarantees the potential retrospective premiums that could be assessed under the Wisconsin Electric's nuclear insurance program (See Note F).

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2002, the Company has recorded an estimated liability, based on an accrual analysis, of $6.4 million.

M -- SEGMENT REPORTING

Wisconsin Electric, a wholly-owned subsidiary of Wisconsin Energy Corporation, has organized its operating segments according to how it is currently regulated. Wisconsin Electric's reportable operating segments include electric, natural gas and steam utility segments. The accounting policies of the reportable operating segments are the same as those described in Note A.

The electric utility engages in the generation, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. The natural gas utility is responsible for the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas in three service areas in southeastern, east central and northern Wisconsin. The steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee, Wisconsin area.

Summarized financial information concerning Wisconsin Electric's reportable operating segments for each of the years ended December 31, 2002, 2001 and 2000, is shown in the following table.

	Reportable Operating Segments
Year Ended	Electric	Gas	Steam	Other (a)	Total
	(Millions of Dollars)
December 31, 2002

Operating Revenues (b)	$1,884.6	$389.8	$21.5	$ -	$2,295.9
Depreciation, Decommissioning
and Amortization	$230.0	$34.6	$3.3	$ -	$267.9
Operating Income (c)	$453.3	$33.5	($1.5)	$ -	$485.3
Equity in Earnings
of Unconsolidated Affiliates	$20.4	$ -	$ -	$ -	$20.4
Capital Expenditures	$312.3	$34.7	$1.6	$17.1	$365.7
Total Assets (d)	$4,499.8	$499.3	$48.2	$285.0	$5,332.3

December 31, 2001

Operating Revenues (b)	$1,839.8	$457.1	$21.8	$ -	$2,318.7
Depreciation, Decommissioning
and Amortization	$231.7	$29.3	$3.3	$ -	$264.3
Operating Income (c)	$446.2	$28.6	$1.2	$ -	$476.0
Equity in Earnings
of Unconsolidated Affiliates	$20.6	$ -	$ -	$ -	$20.6
Capital Expenditures	$324.4	$34.5	$3.1	$15.0	$377.0
Total Assets (d)	$4,265.6	$499.8	$48.6	$253.5	$5,067.5

December 31, 2000

Operating Revenues (b)	$1,763.4	$399.7	$21.9	$ -	$2,185.0
Depreciation, Decommissioning
and Amortization	$239.5	$30.0	$3.2	$ -	$272.7
Operating Income (c)	$368.9	$23.2	$1.8	$ -	$393.9
Capital Expenditures	$318.9	$32.1	$1.2	$0.3	$352.5
Total Assets (d)	$4,163.1	$445.3	$48.0	$368.7	$5,025.1

(a)	Other includes primarily other non-utility property and investments, materials and supplies and deferred charges.

(b)	Wisconsin Electric accounts for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues are not material.

(c)	Interest income and interest expense are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

N -- RELATED PARTIES

American Transmission Company ("ATC"):   The Company has approximately a 37% interest in ATC, a regional transmission company established in 2000 under Wisconsin legislation. During 2002 and 2001, the Company paid ATC $85.1 million and $71.0 million, respectively, for transmission services. The Company also provides a variety of operational, maintenance and project management work for ATC, which are reimbursed to the Company by ATC.

Other:   Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. The Company had a net receivable from associated companies of approximately $19.1 million as of December 31, 2002.

O -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   Certain commitments have been made in connection with 2003 capital expenditures. During 2003, total capital expenditures are estimated to be approximately $340 million.

Operating Leases:   The Company enters into long-term purchase power contracts to meet a portion of its anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)

2003	$33.6
2004	38.4
2005	38.6
2006	38.8
2007	39.0
Thereafter	88.2
Total	$276.6
====

Giddings & Lewis, Inc./City of West Allis Lawsuit:   During 2002, Wisconsin Electric entered into Settlement Agreements and Releases with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) and the City of West Allis, thereby ending all remaining litigation in this lawsuit. Under the Settlement Agreements and Releases, Wisconsin Electric paid $17.3 million as full and final settlement of all damage claims against Wisconsin Electric. These settlements resulted in a 2002 charge of approximately $10.6 million for Wisconsin Electric. The Settlement Agreements were determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and does not constitute an admission of liability or wrongdoing by Wisconsin Electric with respect to any released claims.

On September 25, 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter covered by insurance. Wisconsin Electric intends to fully pursue any and all rights of recovery against its carriers under the applicable insurance policies.

As previously reported, in July 1999, a Milwaukee County Circuit Court jury had issued a verdict against Wisconsin Electric awarding the plaintiffs, Giddings & Lewis, Kearney & Trecker, and the City of West Allis, $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2001, the Wisconsin Court of Appeals reversed the $100 million punitive damage judgment in its entirety, ordering a new trial on the issue of punitive damages only. In January 2002, the Wisconsin Supreme Court denied petitions for further review and ordered the Circuit Court to retry the issue of punitive damages. After contested hearings on April 8, 2002, the plaintiffs returned to Wisconsin Electric $117.7 million, consisting of the portion of the paid judgment pertaining to punitive damages and interest accrued on that amount. The new trial was scheduled to commence on October 21, 2002.

On August 21, 2000 and September 29, 2000, two shareholders, who had made prior demands upon Wisconsin Energy and Wisconsin Electric to initiate a shareholder derivative suit against certain officers, directors, employees and agents as a result of the City of West Allis/Giddings & Lewis litigation, filed suits on behalf of Wisconsin Energy shareholders in Milwaukee County Circuit Court. A special committee of independent directors of Wisconsin Energy determined after investigation that a derivative proceeding was not in the Company's best interests. The Company agreed to mediation of the matter which resulted in an acceptable proposal to settle the cases. The Court granted preliminary approval of the settlement agreement on October 29, 2001, and authorized sending notice of the settlement to the shareholders. A final hearing on approval of the settlement agreement was held on January 25, 2002, at which time the Court gave final approval to the settlement and dismissed the cases. The settlement did not have a significant impact on financial position or results of operations.

Environmental Matters:   The Company periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

During 2000, the Company expanded a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. The Company has performed a preliminary assessment of twenty-three sites, including twelve manufactured gas plant sites previously used by Wisconsin Electric, and eleven coal ash disposal/landfill sites used by Wisconsin Electric, as discussed below. The Company is working with the Wisconsin Department of Natural Resources in its investigation and remediation planning. At this time, the Company cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   The Company has completed remediation at three former manufactured gas plant sites, with remediation at additional sites currently being completed. Other sites are being investigated or monitored. The Company estimates that the future costs for detailed site investigation and future remediation costs may range from $25-$40 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2002, the Company has established reserves of $25.0 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including Wisconsin Electric, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for such costs to be recovered in rates over five years. As such, the Company has recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   Wisconsin Electric aggressively seeks environmentally acceptable, beneficial uses for its combustion by-products. However, such coal-ash by-products have been, and to some degree, continue to be disposed in Company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where Wisconsin Electric has become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in the fuel costs of Wisconsin Electric. During 2002, 2001 and 2000, the Company incurred $2.1 million, $1.2 million and $2.9 million, respectively, in coal-ash remediation expenses.

As a result of the Cooperative Agreement, an innovative regulatory agreement signed with the Wisconsin Department of Natural Resources in February 2001, the Company is now able to recover fly-ash from its landfills and mix it with coal for combustion at Pleasant Prairie Power Plant. In this way, the carbon left in the ash is recovered as "ash fuel" and the resulting fly-ash produced is a high value product sold as a replacement for cement.

EPA Information Requests:   Wisconsin Electric received a request for information from the United States Environmental Protection Agency ("U.S. EPA") regional offices pursuant to Section 114(a) of the Clean Air Act, in December 2000 and a supplemental request in December 2002. These requests seek information relating to operations of the Company's power plants. Wisconsin Electric submitted information responsive to the December 2000 request and is in the process of submitting information responsive to the supplemental request. These information requests are similar to those issued by the U.S. EPA to numerous electric utility companies over the past two years. The Company will continue to cooperate with the U.S. EPA on these matters. At this time, Wisconsin Energy cannot predict whether the U.S. EPA will allege past violations that might subject the Company to fines or penalties.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Wisconsin Electric Power Company and subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wisconsin Electric Power Company as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP. See Exhibit 23.2 for further discussion.

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
February 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the

   Stockholder of Wisconsin Electric Power Company

In our opinion, the statements of income, of common equity and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Wisconsin Electric Power Company for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 6, 2001

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2001, the Board of Directors of Wisconsin Energy, upon recommendation of its Audit and Oversight Committee, ended the engagement of PricewaterhouseCoopers LLP as Wisconsin Electric's independent public accountants and engaged Arthur Andersen LLP to serve as Wisconsin Electric's independent public accountants for the fiscal year ended December 31, 2001.

In July 2002, the Board of Directors of Wisconsin Energy, upon recommendation of its Audit and Oversight Committee, ended the engagement of Arthur Andersen LLP as Wisconsin Electric's independent public accountants and engaged Deloitte & Touche LLP to serve as Wisconsin Electric's independent auditors for the fiscal year ended December 31, 2002.

The members of the Board of Directors of Wisconsin Energy are also the members of the Board of Directors of Wisconsin Electric and, as such, approved the changes with respect to Wisconsin Electric. For more information, see the Company's current reports on Form 8-K filed with the Securities and Exchange Commission on March 15, 2001 and July 8, 2002, respectively.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wisconsin Electric's definitive Information Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Stockholders to be held April 25, 2003 (the "2003 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2003 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of Wisconsin Electric's Common Stock (100% of such class) is owned by its parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. The directors, director nominees and executive officers of Wisconsin Electric do not own any of the voting securities of Wisconsin Electric. The information concerning their beneficial ownership of Wisconsin Energy Corporation stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2003 Annual Meeting Information Statement is incorporated herein by reference.

The Company does not have any equity compensation plans under which its equity securities may be issued. Its directors, officers and employees participate in the compensation plans of Wisconsin Energy Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Certain Related Transactions" in the 2003 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2002.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Capitalization at December 31, 2002 and 2001.

Consolidated Statements of Common Equity for the three years ended December 31, 2002.

Notes to Consolidated Financial Statements.

Independent Auditors' Reports.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Financial statements schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

(b)	REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by Wisconsin Electric during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WISCONSIN ELECTRIC POWER COMPANY

By	/s/RICHARD A. ABDOO
Date: February 28, 2003	Richard A. Abdoo, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/RICHARD A. ABDOO	February 28, 2003
Richard A. Abdoo, Chairman of the Board, Chief
Executive Officer and Director -- Principal Executive Officer

/s/PAUL DONOVAN	February 28, 2003
Paul Donovan, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	February 28, 2003
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	February 28, 2003
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	February 28, 2003
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 28, 2003
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	February 28, 2003
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	February 28, 2003
Willie D. Davis, Director

/s/RICHARD R. GRIGG	February 28, 2003
Richard R. Grigg, Director

/s/ULICE PAYNE, JR.	February 28, 2003
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	February 28, 2003
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	February 28, 2003
George E. Wardeberg, Director

I, Richard A. Abdoo, certify that:

1.   I have reviewed this annual report on Form 10-K of Wisconsin Electric Power Company;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003
/s/RICHARD A. ABDOO
Chief Executive Officer

I, Paul Donovan, certify that:

1.   I have reviewed this annual report on Form 10-K of Wisconsin Electric Power Company;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003
/s/PAUL DONOVAN
Chief Financial Officer

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2002

The following exhibits are filed with or incorporated by reference in the report with respect to Wisconsin Electric Power Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric Power Company's 12/31/94 Form 10-K.)

	3.2*	By-laws of Wisconsin Electric Power Company, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric Power Company's 3/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric Power Company. (Exhibit 3.1 herein.)

Mortgage, Indenture, Supplemental Indenture or Securities Resolutions:

	4.2*	Mortgage and Deed of Trust of Wisconsin Electric Power Company ("Wisconsin Electric"), dated October 28, 1938. (Exhibit B-1 under File No. 2-4340.)

	4.3*	Second Supplemental Indenture of Wisconsin Electric, dated June 1, 1946. (Exhibit 7-C under File No. 2-6422.)

	4.4*	Third Supplemental Indenture of Wisconsin Electric, dated March 1, 1949. (Exhibit 7-C under File No. 2-8456.)

	4.5*	Fourth Supplemental Indenture of Wisconsin Electric, dated June 1, 1950. (Exhibit 7-D under File No. 2-8456.)

	4.6*	Fifth Supplemental Indenture of Wisconsin Electric, dated May 1, 1952. (Exhibit 4-G under File No. 2-9588.)

	4.7*	Sixth Supplemental Indenture of Wisconsin Electric, dated May 1, 1954. (Exhibit 4-H under File No. 2-10846.)

	4.8*	Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1956. (Exhibit 4-I under File No. 2-12400.)

	4.9*	Eighth Supplemental Indenture of Wisconsin Electric, dated April 1, 1958. (Exhibit 2-I under File No. 2-13937.)

	4.10*	Ninth Supplemental Indenture of Wisconsin Electric, dated November 15, 1960. (Exhibit 2-J under File No. 2-17087.)

Number	Exhibit

	4.11*	Tenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1966. (Exhibit 2-K under File No. 2-25593.)

	4.12*	Eleventh Supplemental Indenture of Wisconsin Electric, dated November 15, 1967. (Exhibit 2-L under File No. 2-27504.)

	4.13*	Twelfth Supplemental Indenture of Wisconsin Electric, dated May 15, 1968. (Exhibit 2-M under File No. 2-28799.)

	4.14*	Thirteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1969. (Exhibit 2-N under File No. 2-32629.)

	4.15*	Fourteenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1969. (Exhibit 2-O under File No. 2-34942.)

	4.16*	Fifteenth Supplemental Indenture of Wisconsin Electric, dated July 15, 1976. (Exhibit 2-P under File No. 2-54211.)

	4.17*	Sixteenth Supplemental Indenture of Wisconsin Electric, dated January 1, 1978. (Exhibit 2-Q under File No. 2-61220.)

	4.18*	Seventeenth Supplemental Indenture of Wisconsin Electric, dated May 1, 1978. (Exhibit 2-R under File No. 2-61220.)

	4.19*	Eighteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1978. (Exhibit 2-S under File No. 2-61220.)

	4.20*	Nineteenth Supplemental Indenture of Wisconsin Electric, dated August 1, 1979. (Exhibit (a)2(a) to Wisconsin Electric's 9/30/79 Form 10-Q.)

	4.21*	Twentieth Supplemental Indenture of Wisconsin Electric, dated November 15, 1979. (Exhibit (a)2(a) to Wisconsin Electric's 12/31/79 Form 10-K.)

	4.22*	Twenty-First Supplemental Indenture of Wisconsin Electric, dated April 15, 1980. (Exhibit (4)-21 under File No. 2-69488.)

	4.23*	Twenty-Second Supplemental Indenture of Wisconsin Electric, dated December 1, 1980. (Exhibit (4)-1 to Wisconsin Electric's 12/31/80 Form 10-K.)

	4.24*	Twenty-Third Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 to Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.25*	Twenty-Fourth Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-2 to Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.26*	Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986. (Exhibit (4)-25 to Wisconsin Electric's 12/31/86 Form 10-K.)

	4.27*	Twenty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1988. (Exhibit 4 to Wisconsin Electric's 1/26/88 Form 8-K.)

	4.28*	Twenty-Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1988. (Exhibit 4 to Wisconsin Electric's 3/31/88 Form 10-Q.)

	4.29*	Twenty-Eighth Supplemental Indenture of Wisconsin Electric, dated September 1, 1989. (Exhibit 4 to Wisconsin Electric's 9/30/89 Form 10-Q.)

Number	Exhibit

	4.30*	Twenty-Ninth Supplemental Indenture of Wisconsin Electric, dated October 1, 1991. (Exhibit 4-1 to Wisconsin Electric's 12/31/91 Form 10-K.)

	4.31*	Thirtieth Supplemental Indenture of Wisconsin Electric, dated December 1, 1991. (Exhibit 4-2 to Wisconsin Electric's 12/31/91 Form 10-K.)

	4.32*	Thirty-First Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-1 to Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.33*	Thirty-Second Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-2 to Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.34*	Thirty-Third Supplemental Indenture of Wisconsin Electric, dated October 1, 1992. (Exhibit 4-1 to Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.35*	Thirty-Fourth Supplemental Indenture of Wisconsin Electric, dated November 1, 1992. (Exhibit 4-2 to Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.36*	Thirty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1992. (Exhibit 4-1 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.37*	Thirty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1993. (Exhibit 4-2 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.38*	Thirty-Seventh Supplemental Indenture of Wisconsin Electric, dated March 15, 1993. (Exhibit 4-3 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.39*	Thirty-Eighth Supplemental Indenture of Wisconsin Electric, dated August 1, 1993. (Exhibit (4)-1 to Wisconsin Electric's 6/30/93 Form 10-Q.)

	4.40*	Thirty-Ninth Supplemental Indenture of Wisconsin Electric, dated September 15, 1993. (Exhibit (4)-1 to Wisconsin Electric's 9/30/93 Form 10-Q.)

	4.41*	Fortieth Supplemental Indenture of Wisconsin Electric, dated January 1, 1996. (Exhibit (4)-1 to Wisconsin Electric's 1/1/96 Form 8-K.)

	4.42*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric's 12/31/95 Form 10-K.)

	4.43*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric's 12/31/95 Form 10-K.)

4.44*

Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K (File No. 001-09057).)

	4.45*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 to Wisconsin Electric's 6/30/98 Form 10-Q.)

	4.46*	Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 to Wisconsin Electric's 12/31/99 Form 10-K.)

Number	Exhibit

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

10.1*

Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of December 9, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

	10.2*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

10.3*

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002, and as further amended on March 1, 2002. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/02 Form 10-Q (File No. 001-09057).)** See Note.

10.4*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987, and as restated as of January 1, 1996. (Exhibit (10)-4 to Wisconsin Energy Corporation's 12/31/95 Form 10-K (File No. 001--09057).)** See Note.

10.5*

Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.6*

Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1992, as amended and restated as of August 15, 2000. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.7*

Amended and Restated Wisconsin Energy Corporation Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.4 to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.8*

Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

10.9*

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

	10.10*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

Number	Exhibit

	10.11*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.12*

Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/95 Form 10-Q (File No. 001-09057).)** See Note.

10.13*

Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002. (Exhibit 10.13 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057). Replaces exhibit 10.1 to Wisconsin Electric Power Company's 6/30/02 Form 10-Q.)** See Note.

10.14*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)

10.15*

Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057). Replaces exhibit 10.2 to Wisconsin Electric Power Company's 6/30/02 Form 10-Q.)** See Note.

10.16*

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

10.18*

Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective May 1, 2002. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057). Replaces exhibit 10.3 to Wisconsin Electric Power Company's 6/30/02 Form 10-Q.)** See Note.

10.19*

Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

10.20*

Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

Number	Exhibit

10.21*

Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/01 Form 10-Q (File No. 001-09057).)** See Note.

10.22*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.23*

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

10.25*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.26*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.27*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.28*

Form of Director Nonstatutory Stock Option Agreement for February, 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.29*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.30*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.'s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

10.31*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

10.32*

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

Number	Exhibit

12	Statements re Computation of Ratios

	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric Power Company.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Independent Auditors' Consent for the year ended December 31, 2002.

	23.2	Notice regarding Consent of Arthur Andersen LLP -- Milwaukee, WI, Independent Public Accountants for the year ended December 31, 2001.

	23.3	PricewaterhouseCoopers LLP -- Milwaukee, WI, Consent of Independent Accountants for the year ended December 31, 2000.

99	Additional Exhibits

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.