Form 10-Q
period 2003-03-31
WISCONSIN ELECTRIC POWER CO
filed 2003-05-07
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (March 31, 2003):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ............................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	11

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	21

4.	Controls and Procedures .........................................................................................................	21

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	22

4.	Submission of Matters to a Vote of Security Holders ..............................................................	23

6.	Exhibits and Reports on Form 8-K .........................................................................................	23

	Signatures ..............................................................................................................................	25

	Certifications ..........................................................................................................................	26

INTRODUCTION

Wisconsin Electric Power Company ("Wisconsin Electric" or the "Company"), a wholly-owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), is an electric, natural gas and steam utility with operations in Wisconsin and the Upper Peninsula of Michigan.

Wisconsin Electric and Wisconsin Gas Company ("Wisconsin Gas"), another wholly-owned public utility subsidiary of Wisconsin Energy, have combined common functions and operate under the trade name of "We Energies".

The unaudited interim financial statements presented in this Form 10-Q have been prepared by Wisconsin Electric pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Wisconsin Electric's financial statements should be read in conjunction with the financial statements and notes thereto included in Wisconsin Electric's 2002 Annual Report on Form 10-K.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2003	2002
	(Millions of Dollars)

Operating Revenues	$718.8	$586.7

Operating Expenses
Fuel and purchased power	137.4	115.6
Cost of gas sold	164.9	86.5
Other operation and maintenance	198.2	172.4
Depreciation, decommissioning
and amortization	67.3	64.3
Property and revenue taxes	18.5	18.4
Total Operating Expenses	586.3	457.2

Operating Income	132.5	129.5

Other Income and Deductions
Interest income	-	1.0
Allowance for other funds
used during construction	1.4	0.3
Equity in earnings of unconsolidated affiliate	5.5	5.8
Other	1.9	(4.5)
Total Other Income and Deductions	8.8	2.6

Financing Costs
Interest expense	21.6	24.5
Allowance for borrowed funds
used during construction	(0.8)	(0.2)
Total Financing Costs	20.8	24.3

Income Before Income Taxes	120.5	107.8

Income Taxes	45.1	41.4
Net Income	75.4	66.4

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available
for Common Stockholder	$75.1	$66.1
	=====	=====

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In Service	$6,559.5	$6,366.7
Accumulated depreciation	(2,910.4)	(3,344.0)
	3,649.1	3,022.7
Construction work in progress	149.6	188.8
Leased facilities, net	108.9	110.3
Nuclear fuel, net	63.6	63.2
Net Property, Plant and Equipment	3,971.2	3,385.0

Investments	676.9	687.2

Current Assets
Cash and cash equivalents	11.2	13.3
Accounts receivable	282.6	246.6
Accrued revenues	121.4	147.8
Materials, supplies and inventories	202.2	244.5
Prepayments and other assets	108.4	114.3
Total Current Assets	725.8	766.5

Deferred Charges and Other Assets	619.3	493.6
Total Assets	$5,993.2	$5,332.3
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,080.9	$2,049.9
Preferred stock	30.4	30.4
Long-term debt	1,425.6	1,432.4
Total Capitalization	3,536.9	3,512.7

Current Liabilities
Long-term debt due currently	27.0	27.0
Short-term debt	242.0	354.8
Accounts payable	207.4	193.6
Accrued liabilities	218.8	188.7
Other	95.4	74.9
Total Current Liabilities	790.6	839.0

Deferred Credits and Other Liabilities
Asset Retirement Obligations	684.0	-
Accumulated deferred income taxes	435.3	430.5
Other	546.4	550.1
Total Deferred Credits and Other Liabilities	1,665.7	980.6
Total Capitalization and Liabilities	$5,993.2	$5,332.3
	======	======

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31
2003	2002
(Millions of Dollars)
Operating Activities
Net income	$75.4	$66.4
Reconciliation to cash
Depreciation, decommissioning and amortization	72.6	69.6
Nuclear fuel expense amortization	6.8	8.4
Equity in earnings of unconsolidated affiliate	(5.5)	(5.8)
Deferred income taxes and investment tax credits, net	(5.3)	(55.8)
Accrued income taxes, net	35.8	98.2
Change in -	Accounts receivable and accrued revenues	(9.6)	(4.6)
Other accounts receivable	-	116.4
Inventories	42.3	36.2
Other current assets	13.8	15.4
Accounts payable	13.8	(55.9)
Other current liabilities	14.9	17.9
Other	(6.0)	11.1
Cash Provided by Operating Activities	249.0	317.5

Investing Activities
Capital expenditures	(70.1)	(67.5)
Nuclear fuel	(4.3)	(11.2)
Nuclear decommissioning funding	(4.4)	(4.4)
Other	(6.9)	(3.6)
Cash Used in Investing Activities	(85.7)	(86.7)

Financing Activities
Dividends paid on common stock	(44.9)	(44.9)
Dividends paid on preferred stock	(0.3)	(0.3)
Issuance of long-term debt	2.0	-
Retirement of long-term debt	(7.9)	(114.2)
Change in short-term debt	(112.8)	(80.4)
Other, net	(1.5)	-
Cash Used in Financing Activities	(165.4)	(239.8)

Change in Cash and Cash Equivalents	(2.1)	(9.0)

Cash and Cash Equivalents at Beginning of Period	13.3	21.3

Cash and Cash Equivalents at End of Period	$11.2	$12.3
=====	=====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$21.9	$22.4
Income taxes (net of refunds)	$16.1	($10.7)

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

General Information
1.

The accompanying unaudited consolidated condensed financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2.

Wisconsin Electric has modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation. These reclassifications had no effect on operating cash flows.

NEW ACCOUNTING PRONOUNCEMENTS
3.

Asset Retirement Obligations:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

As it relates to regulated operations, the Company believes it is probable that any differences between expenses under SFAS 143 and expenses recovered currently in rates will be recoverable in future rates, and is deferring such expenses as a regulatory asset.

The Company has completed a detailed assessment of the specific applicability and implications of SFAS 143. The scope of SFAS 143 includes primarily decommissioning costs for the Point Beach Nuclear Plant ("Point Beach"). It also applies to several other utility assets, including removal of certain coal handling equipment and water intake facilities located on lakebeds, and the dismantlement of certain hydro facilities. Other than for Point Beach, the Company's asset retirement obligations are not significant.

Prior to January 2003, the Company recorded nuclear decommissioning charges in Accumulated Depreciation. Upon adoption of SFAS 143, the Company reversed the $550 million it had previously recorded in Accumulated Depreciation, and recorded a liability of approximately $675 million and a plant asset of approximately $127 million with offsetting accumulated depreciation of approximately $97 million. The approximate $95 million difference between amounts recorded prior to January 2003 and the net SFAS 143 liability is being deferred as a regulatory asset. The asset retirement obligations for the removal of certain coal handling equipment and water intake facilities located on lakebeds have not been recorded because the amounts cannot be reasonably estimated.

The following table presents the details of the Company's asset retirement obligations which are included on the consolidated balance sheet in "Deferred Credits and Other Liabilities".

Balance at	Liabilities	Liabilities	Cash flow	Balance at
12/31/02	Incurred	Settled	Accretion	revisions	3/31/03
(Millions of Dollars)

Wisconsin Electric	$ -	$675.4	$ -	$8.6	$ -	$684.0

The following table presents pro forma information as if SFAS 143 had been adopted at the beginning of fiscal 2002.

Three Months Ended March 31	Twelve Months Ended December 31
2003	2002	2002	2001	2000
(Millions of Dollars)
Liabilities Incurred
Reported	$684.0	$ -	$ -	$ -	$ -
Pro forma	$684.0	$650.3	$675.4	$642.1	$610.4

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of March 31, 2003, the Company estimates that it has approximately $400 million related to removal costs recorded in Accumulated Depreciation.

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

COMMON EQUITY
4.

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Electric had the following total Comprehensive Income during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$75.4	$66.4
Other Comprehensive Loss
Unrealized Losses During the Period	(0.7)	(0.8)
Total Other Comprehensive Loss	(0.7)	(0.8)
Total Comprehensive Income	$74.7	$65.6
	====	====

DERIVATIVE INSTRUMENTS
5.

The Company follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For any electric-related contracts in Wisconsin Electric's regulated electric operations that qualify as derivatives under SFAS 133, the Public Service Commission of Wisconsin ("PSCW") allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

GUARANTEES
6.	Wisconsin Electric enters into various guarantees to provide financial and performance assurance to third parties. As of March 31, 2003, Wisconsin Electric had the following guarantees:

	Maximum Potential Future Payments	Outstanding at March 31, 2003	Liability Recorded at March 31, 2003
	(Millions of Dollars)
Wisconsin Electric Guarantees	$274.9	$ -	$ -

Wisconsin Electric guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust. Wisconsin Electric also guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $6.4 million accrual recorded by the Company as of December 31, 2002.

SEGMENT INFORMATION
7.	Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three month periods ended March 31, 2003 and 2002 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2003
Operating Revenues (a)	$480.8	$229.0	$9.0	$718.8
Operating Income	$94.1	$35.6	$2.8	$132.5

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2002
Operating Revenues (a)	$436.1	$142.4	$8.2	$586.7
Operating Income	$98.1	$29.1	$2.3	$129.5

(a)	Wisconsin Electric accounts for all intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

COMMITMENTS AND CONTINGENCIES
8.

Environmental Matters:   The Company periodically reviews its exposure for remediation costs as evidence becomes available indicating that its remediation liability has changed. Given current information, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

EPA Information Requests:   Wisconsin Electric received a request for information from the United States Environmental Protection Agency ("U.S. EPA") regional offices pursuant to Section 114(a) of the Clean Air Act in December 2000 and a supplemental request in December 2002. The Company and U.S. EPA have resolved all issues related to this matter through a comprehensive agreement under which Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with U.S. EPA, Wisconsin Electric will spend between $20 and $25 million to conduct a research project at its Presque Isle facility, in cooperation with U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with the Company's cost projections for implementing its Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric will also pay a civil penalty of $3.2 million. This agreement is subject to federal court approval.

SUBSEQUENT EVENT
9.

Long-Term Debt:   The Company issued $635 million of unsecured Debentures on May 6, 2003 ($300 million of ten year 4.50% Debentures due 2013 and $335 million of thirty year 5.625% Debentures due 2033). The Company used a portion of the proceeds from the offering to repay $150 million of short-term debt incurred to retire debt that matured in December 2002. The balance of the proceeds will be temporarily invested pending the Company's optional redemption of $425 million principal amount of four issues of the Company's debt securities in June 2003 that were called for optional redemption in May 2003 and $60 million principal amount of one debt issue pending its call for optional redemption, which the Company expects to occur in August 2003, or used to temporarily reduce short-term debt until the funds are needed to effect the redemptions.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003

NET INCOME

Net Income increased by $9.0 million or 13.6% in the first quarter of 2003 compared with the first quarter of 2002, primarily reflecting improved electric and gas margins, reduced interest costs and costs recorded in 2002 for the early repayment of $103.4 million of long-term debt, partially offset by increased operating costs.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first quarter of 2003 with similar information during the first quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Three Months Ended March 31
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$480.8	$44.7	$436.1
Fuel and Purchased Power
Fuel	70.9	(8.5)	62.4
Purchased Power	64.3	(13.2)	51.1
Total Fuel and Purchased Power	135.2	(21.7)	113.5
Gross Margin	$345.6	$23.0	$322.6
	====	====	====

During the first quarter of 2003, total electric utility operating revenues increased by $44.7 million or 10.2% when compared with the first quarter of 2002 due to favorable weather conditions, the impact of price increases related to fuel and purchased power, and a surcharge related to transmission costs. As measured by heating degree days, 2003 was 17.5% colder than 2002 and 9.0% colder than normal. In March 2003, Wisconsin Electric received an interim increase in rates to recover increased fuel and purchased power costs. On an annual basis, the increase was $55.0 million. On a quarter to quarter basis, the fuel surcharge resulted in $2.4 million of additional revenue. In addition, in October 2002, the Company implemented a Public Service Commission of Wisconsin ("PSCW") approved surcharge for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC") which increased first quarter of 2003 revenues by approximately $11.7 million. This transmission surcharge also increased non-fuel Operation and Maintenance costs by a similar amount; thus there was little impact to Operating Income.

Electric gross margin increased 7.1% between the comparative periods primarily due to higher revenues. Total fuel and purchased power expenses increased primarily due to higher demand resulting from colder weather and increased usage by Wisconsin Electric's largest customers, two iron ore mines. In addition, natural gas prices, the primary fuel source for Wisconsin Electric's purchased power, increased significantly during 2003 and resulted in a 41% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.26 for the first quarter of 2003, compared to $2.80 for the first quarter of 2002 on a per dekatherm basis. The impact of increased purchased power costs was mitigated by a 16% increase in megawatt hours generated at Wisconsin Electric's lower cost coal and nuclear plants due to higher availability in the first quarter of 2003 compared with the first quarter of 2002. Overall, the combined cost of fuel and purchased power increased 7% on a cost per megawatt hour basis between the first quarter of 2003 and the first quarter of 2002.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first quarter of 2003 with similar information for the first quarter of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended March 31			Three Months Ended March 31
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$176.1	$11.9	$164.2	2,020.7	86.8	1,933.9
Small Commercial/Industrial	148.7	12.5	136.2	2,107.5	103.0	2,004.5
Large Commercial/Industrial	120.4	14.7	105.7	2,724.6	352.5	2,372.1
Other-Retail/Municipal	19.7	4.2	15.5	552.7	163.9	388.8
Resale-Utilities	10.9	4.3	6.6	273.6	60.5	213.1
Other-Operating Revenues	5.0	(2.9)	7.9	-	-	-
Total	$480.8	$44.7	$436.1	7,679.1	766.7	6,912.4
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (3,255 Normal)				3,547	529	3,018

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

As noted above, total electric megawatt-hour sales increased by 11.1% during the first quarter of 2003 reflecting colder weather and a slight improvement in the economy compared with the first quarter of 2002. Sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 259.1 thousand megawatt-hours or 87.1% between the comparative periods primarily due to an extended outage at one of the mines in the first quarter of 2002 compared with the first quarter of 2003. Excluding these two mines, Wisconsin Electric's total electric energy sales increased by 7.7% and sales volumes to the remaining large commercial/industrial customers improved by 4.5% between the comparative periods. Sales to other municipal utilities, the Other Retail/Municipal customer class, increased 42.2% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2003 with similar information for the first quarter of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $86.6 million or 60.8% offset by a $78.4 million or 90.6% increase in purchased gas costs.

	Three Months Ended March 31
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$229.0	$86.6	$142.4
Cost of Gas Sold	164.9	(78.4)	86.5
Gross Margin	$64.1	$8.2	$55.9
	====	====	====

For the three months ended March 31, 2003, gas margins increased $8.2 million or 14.7% when compared to the three months ended March 31, 2002 due primarily to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first quarter of 2003 was 17.5% colder than the first quarter of 2002 and 9.0% colder than normal.

The following table compares Wisconsin Electric's gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2003 with similar information for the first quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended March 31			Three Months Ended March 31
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$41.8	$5.1	$36.7	177.8	25.4	152.4
Commercial/Industrial	15.4	2.4	13.0	102.2	17.2	85.0
Interruptible	0.2	-	0.2	2.7	(0.1)	2.8
Total Gas Sold	57.4	7.5	49.9	282.7	42.5	240.2
Transported Gas	5.2	-	5.2	98.3	(4.6)	102.9
Other-Operating	1.5	0.7	0.8	-	-	-
Total	$64.1	$8.2	$55.9	381.0	37.9	343.1
	===	===	====	====	====	====

Weather -- Degree Days (a)
Heating (3,255 Normal)				3,547	529	3,018

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $25.8 million or 15.0% during the first quarter of 2003 when compared with the first quarter of 2002. The increase was primarily attributable to $11.9 million of higher electric transmission expenses which were offset by increased revenues recorded due to a surcharge which became effective in October of

2002, $2.7 million of increased bad debts expense due in part to the higher gas bills, and increased pension and benefit costs in the amount of $3.8 million.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses increased by $3.0 million or 4.7% during the first quarter of 2003 due primarily to increased plant balances between the comparative periods.

Other Income and Deductions:   Other income and deductions increased by $6.2 million in the first quarter of 2003 compared to first quarter of 2002. This increase is primarily due to costs of $5.3 million ($3.5 million net of tax) recorded in 2002 from the early repayment of $103.4 million of long-term debt with a weighted average interest rate of 8.4%.

Financing Costs:   Total financing costs decreased by $3.5 million in the three months ended March 31, 2003 compared to the same period in 2002. This decline was primarily due to lower interest rates and lower debt levels.

Income Taxes:   For the first quarter of 2003, the Company's effective tax rate was 37.4%, which was less than the rate of 38.4% for 2002. This reduction in the effective income tax rate was due primarily to tax credits associated with a rehabilitation project offset partially by higher book income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first three months of 2003 and 2002:

	Three Months Ended March 31
Wisconsin Electric Power Company	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$249.0	$317.5
Investing Activities	($85.7)	($86.7)
Financing Activities	($165.4)	($239.8)

Operating Activities

Cash provided by operating activities decreased to $249.0 million during the first three months of 2003 compared with $317.5 million during the same period in 2002. This decrease was due in large part to a $116 million refund in the first quarter of 2002 from a favorable court ruling.

Investing Activities

During the first three months of 2003, Wisconsin Electric invested a total of $85.7 million, including capital expenditures of $70.1 million for utility plant and other non-utility activities. Between the comparative periods, Wisconsin Electric spent $6.9 million less on nuclear fuel due to the timing of scheduled outages at Point Beach Nuclear Plant.

Financing Activities

During the three months ended March 31, 2003, Wisconsin Electric used $165.4 million for financing activities compared with using $239.8 million from financing activities during the first three months of 2002. The primary uses of cash in the first quarter of 2003 included $7.9 million for the repayment of long-term debt, $44.9 million for the payment of dividends to Wisconsin Energy, and $112.8 million for the repayment of short-term debt.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining nine months of 2003 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit supplemented through the sale of debt securities.

The Company issued $635 million of unsecured Debentures on May 6, 2003 ($300 million of ten year 4.50% Debentures due 2013 and $335 million of thirty year 5.625% Debentures due 2033). The Company used a portion of the proceeds from the offering to repay $150 million of short-term debt incurred to retire debt that matured in December 2002. The balance of the proceeds will be temporarily invested pending the Company's optional redemption of $425 million principal amount of four issues of the Company's debt securities in June 2003 that were called for optional redemption in May 2003 and $60 million principal amount of one debt issue pending its call for optional redemption, which the Company expects to occur in August 2003, or used to temporarily reduce short-term debt until the funds are needed to effect the redemptions.

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

On March 31, 2003, Wisconsin Electric had approximately $230.0 million of available unused lines of bank back-up credit facilities. The Company had approximately $242.0 million of total short-term debt outstanding on such date.

Wisconsin Electric reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facilities at March 31, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$230.0	$ -	$230.0	June-2003	364 day

The following table shows Wisconsin Electric's capitalization structure at March 31, 2003 and at December 31, 2002:

Capitalization Structure	March 31, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$2,080.9	54.7%	$2,049.9	52.6%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,452.6	38.2%	1,459.4	37.5%
Short-Term Debt	242.0	6.3%	354.8	9.1%
Total	$3,805.9	100.0%	$3,894.5	100.0%
	=====	====	=====	====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Electric by Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch").

	S&P	Moody's	Fitch
Wisconsin Electric Power Company
Commercial Paper	A-2	P-1	F1+
Secured Senior Debt	A-	Aa2	AA
Unsecured Debt	A-	Aa3	AA-
Preferred Stock	BBB	A2	AA-

In February 2003, Moody's placed under review for possible downgrade the long-term security ratings of Wisconsin Electric and confirmed the commercial paper rating of Wisconsin Electric.

In March 2003, S&P lowered its corporate credit rating on Wisconsin Electric from A to A-. S&P lowered its rating on Wisconsin Electric's senior secured debt from A to A-. S&P affirmed Wisconsin Electric's A- senior unsecured debt rating. S&P lowered the rating on Wisconsin Electric's preferred stock from BBB+ to BBB. S&P lowered the short-term ratings of Wisconsin Electric from A-1 to A-2. Wisconsin Electric's senior secured and senior unsecured debt are both rated A-. S&P assigned a stable outlook.

In April 2003, Fitch confirmed the ratings of Wisconsin Electric's unsecured debt. Fitch's current outlook for Wisconsin Electric is stable.

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

Capital Requirements

Capital requirements during the remainder of 2003 are expected to be principally for capital expenditures and nuclear fuel. Wisconsin Electric's 2003 annual consolidated capital expenditure budget excluding nuclear fuel is approximately $340 million.

Financial Instruments:   Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of March 31, 2003, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2002. The Company continues to believe that the likelihood is remote that material payments will be required under these agreements. For information regarding guarantees the Company has entered into, see Note 6 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Electric as of March 31, 2003 decreased compared with December 31, 2002 due to periodic payments related to these types of obligations and commitments made in the ordinary course of business during the quarter.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Commodity Price Risk:   Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. The PSCW recently authorized the inclusion of price risk management financial instruments for the management of the Company's electric fuel-related costs. The PSCW has authorized dollar for dollar recovery of natural gas costs for the gas utility operations of Wisconsin Electric through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations.

UTILITY RATES AND REGULATORY MATTERS

Michigan

Used Nuclear Fuel Rates:   On March 26, 2003, a group of consumer advocacy groups led by the Michigan Environmental Council (collectively, "MEC") filed a Formal Complaint and Request to Open a Formal Proceeding (the "Complaint") with the Michigan Public Service Commission ("MPSC") naming Wisconsin Electric and four other utilities operating in Michigan as defendants. MEC claims that Wisconsin Electric improperly collects revenues for used nuclear fuel storage and disposal. The amounts of such revenues claimed by MEC to be collected from Michigan customers is between $2.3 and $11.4 million. MEC requested that the MPSC open a contested case and review the ratemaking mechanisms for these used nuclear fuel revenues, as well as prospective remedies including ratepayer reductions, long-term mechanisms to ensure that used nuclear fuel revenues do not become stranded and performance or surety bonds to protect Michigan ratepayers. On April 18, 2003, the MPSC certified the Complaint. Wisconsin Electric is required to file an answer to the Complaint by May 9, 2003. Wisconsin Electric's management believes that the revenues are properly collected as the collection of such revenues is authorized by the MPSC. The resolution of this matter is not expected to have a material impact on the financial condition or results of operations of Wisconsin Electric.

Wisconsin

Fuel Cost Adjustment Procedure:   In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based on this analysis, in February 2003 the Company filed a request with the PSCW to increase Wisconsin retail electric rates by $55.0 million annually to recover forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.0 million in electric rates in March 2003, subject to refund to the extent the final order authorizes recovery of a lesser amount. The interim order is subject to PSCW audit and final order. The Company anticipates a final order in June 2003. Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest as a result of the surcharge authorized in 2003.

Power the Future - Port Washington:   In March 2003, an individual who participated in the Port Washington Certificate of Public Convenience and Necessity ("CPCN") proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 order granting the CPCN to commence construction at the Port Washington Generating Station (the "Order"). Wisconsin Electric believes the petition has no merit and has filed a notice of appearance and statement of position asking that the Order be upheld and the petition dismissed.

After receiving approval for the Port Washington project, We Power, LLC ("We Power") a non-utility subsidiary of Wisconsin Energy, entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for the Port Washington Generating Station Unit 1. Construction of the new facility is scheduled to start during the second quarter of 2003 and is expected to be completed during the second quarter of 2005. In January 2003, Wisconsin Electric commenced demolition of its existing coal-based generating units on the Port Washington plant site to make room for the new facility. We Power expects to begin the collection of certain costs as provided for in the lease generation contracts from Wisconsin Electric in 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer such costs for recovery in future rates. The PSCW approved the request in an open meeting in April 2003. Before beginning construction of Port Washington Generating Station Unit 2, the Order requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity.

Power the Future - Oak Creek:   Implementation of phase two of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. The Company's application seeking the issuance of a CPCN for the construction of additional generating units at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a petition for review of the completeness determination seeking its reversal. The PSCW denied the intervenors' petition in April 2003. A prehearing conference was held in March 2003 and a schedule was established for the Oak Creek CPCN proceeding calling for technical and public hearings in August 2003. Under the schedule established by the PSCW, Wisconsin Electric anticipates receiving a decision from the PSCW on the Oak Creek site no later than November 2003. In addition, in March 2003, the City of Oak Creek announced that it has reached a tentative environmental and economic agreement with Wisconsin Electric covering the Company's expansion plans for new generation construction at the Oak Creek site. Wisconsin Electric has also agreed to follow the City's conditional use permit process for construction on the Oak Creek site. Wisconsin Electric continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 517-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC"). In February 2003, Point Beach completed an equipment upgrade which resulted in a capacity increase of seven megawatts per generating unit.

On April 2, 2003, the Nuclear Regulatory Commission ("NRC") issued the results of two special inspections conducted in late 2002 in response to problems identified by Point Beach with the performance of the auxiliary feedwater ("AFW") system recirculation lines. The NRC determined that the potential common mode failure of the AFW pumps due to a loss of instrument air is a "red" finding that will not be treated as an old design issue. The NRC inspections identified that corrective actions did not prevent subsequently identified problems related to AFW design, including the potential for plugging of recirculation orifices. The NRC has also preliminarily determined that this issue is a "red" finding.

NMC intends to schedule a regulatory conference in the near future to provide additional information and discuss the significance of the findings. The NRC will subsequently make its final decision on the significance of the findings and associated violations and determine any further follow-up actions. The Company is currently unable to estimate the additional impact, if any, that may result.

As a result of the September 11, 2001 terrorist attacks, the NRC and the industry have been addressing security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. Point Beach has responded to the NRC's February 2002 order for interim safeguards and security compensatory measures. Point Beach has also responded to a separate NRC order regarding security of independent used fuel storage installations received in October 2002. Additional NRC security requirements pertaining to design basis threat and security officer training and work hours are under development. Federal legislation is also pending on the federalization of nuclear plant security. The Company is currently unable to estimate the impact, if any, that may result.

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; or changes in the regulations from the WDNR related to the siting approval process for new pipeline construction.
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
  Factors which impede execution of Wisconsin Energy's Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals; local opposition to siting of new generating facilities; obtaining the investment capital from outside sources necessary to implement the strategy; and risk associated with construction of the Power the Future facilities on time and within budget.
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

*****

For certain other information which may impact Wisconsin Electric's future financial condition or results of operations, see Item 1, Financial Statements -- "Notes to Consolidated Condensed Financial Statements," in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk at Wisconsin Electric Power Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Electric's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2002 Annual Report on Form 10-K.

In addition to those legal proceedings discussed in its reports to the SEC, the Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of such legal proceedings cannot be predicted with certainty, the Company's management, after consultation with legal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on the financial statements of the Company.

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

In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. At the present time, two such actions are pending and one case is on appeal. One case was recently dismissed with no liability to the Company. The claims made against Wisconsin Electric in the two pending cases are not expected to have a material adverse effect on the financial statements of the Company.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to Wisconsin Energy's Power the Future strategy.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric does business and for information concerning nuclear operations at the Company's Point Beach Nuclear Plant.

ENVIRONMENTAL MATTERS

EPA Information Requests:   Wisconsin Electric received requests during 2000 and 2002 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note 8 -- Commitments and Contingencies" in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Wisconsin Electric's 2003 Annual Meeting of Stockholders held on April 25, 2003 for which Wisconsin Electric did not solicit proxies, ten incumbent directors, as listed in Wisconsin Electric's Information Statement dated March 12, 2003 (the "Information Statement"), were elected for one year terms. Each director received 33,289,327 votes (100% of votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority, broker non-votes or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees proposed in the Information Statement.

Further information concerning these matters is contained in the Information Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10	Material Contracts

10.1

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective April 14, 2003. (Incorporated herein by reference to Exhibit 10.1 filed with Wisconsin Energy Corporation's 03/31/03 Form 10-Q (File No. 001-09057) filed May 1, 2003.)

10.2

Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003. (Incorporated herein by reference to Exhibit 10.2 filed with Wisconsin Energy Corporation's 03/31/03 Form 10-Q (File No. 001-09057) filed May 1, 2003.)

99	Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of March 7, 2003 was filed by Wisconsin Electric on March 7, 2003 to report that Standard & Poor's Ratings Services lowered its corporate credit rating for Wisconsin Electric Power Company.

A Current Report on Form 8-K dated as of March 21, 2003 was filed by Wisconsin Electric on March 21, 2003 to report that Wisconsin Energy Corporation elected Gale E. Klappa President of Wisconsin Energy Corporation effective April 14, 2003. In addition, the Company announced that Richard R. Grigg, Executive Vice President of Wisconsin Energy Corporation and President and Chief Operating Officer of Wisconsin Electric Power Company, is also named President and Chief Executive Officer for Wisconsin Energy's newly formed electric generation group.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended March 31, 2003.

A Current Report on Form 8-K dated as of April 28, 2003 was filed by Wisconsin Electric on April 28, 2003 to report that Paul Donovan, Executive Vice President and Chief Financial Officer for Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company, has decided to retire in early 2004 relinquishing the title of Chief Financial Officer on June 30, 2003 and remaining as a special advisor to the Chief Executive Officer until his retirement.

A Current Report on Form 8-K dated as of April 29, 2003 was filed by Wisconsin Electric on April 29, 2003 with a copy of the press release announcing that Wisconsin Electric Power Company had entered into an agreement with the Environmental Protection Agency and United States Department of Justice to significantly reduce air emissions from its coal-fired generating facilities.

A Current Report on Form 8-K dated as of April 30, 2003 was filed by Wisconsin Electric on April 30, 2003 to report certain summary financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 7, 2003	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer

CERTIFICATIONS

I, Richard A. Abdoo, certify that:

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
Date:	May 7, 2003
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
Date:	May 7, 2003
/s/PAUL DONOVAN
Chief Financial Officer