Form 10-Q
period 2003-06-30
WISCONSIN ELECTRIC POWER CO
filed 2003-08-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (June 30, 2003):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

Wisconsin Energy Corporation holds all of the common stock of Wisconsin Electric Power Company.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ............................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	11

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	26

4.	Controls and Procedures ......................................................................................................	27

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	27

5.	Other Information ..................................................................................................................	28

6.	Exhibits and Reports on Form 8-K .........................................................................................	29

	Signatures ..............................................................................................................................	32

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Millions of Dollars)

Operating Revenues	$564.9	$533.6	$1,283.7	$1,120.3

Operating Expenses
Fuel and purchased power	136.3	120.9	273.7	236.5
Cost of gas sold	58.4	40.6	223.3	127.1
Other operation and maintenance	190.6	195.5	388.8	367.9
Depreciation, decommissioning
and amortization	68.7	67.4	136.0	131.7
Property and revenue taxes	17.7	17.9	36.2	36.3
Total Operating Expenses	471.7	442.3	1,058.0	899.5

Operating Income	93.2	91.3	225.7	220.8

Other Income and Deductions
Interest income	0.5	0.9	0.5	1.9
Allowance for other funds
used during construction	0.8	0.8	2.2	1.1
Equity in earnings of
unconsolidated affiliate	5.6	4.7	11.1	10.5
Other	1.2	0.5	3.1	(4.0)
Total Other Income and Deductions	8.1	6.9	16.9	9.5

Financing Costs
Interest expense	24.8	23.6	46.4	48.1
Allowance for borrowed funds
used during construction	(0.5)	(0.5)	(1.3)	(0.7)
Total Financing Costs	24.3	23.1	45.1	47.4

Income Before Income Taxes	77.0	75.1	197.5	182.9

Income Taxes	27.2	27.8	72.3	69.2
Net Income	49.8	47.3	125.2	113.7

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available
for Common Stockholder	$49.5	$47.0	$124.6	$113.1
	====	====	=====	=====

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In Service	$6,720.2	$6,366.7
Accumulated depreciation	(2,939.3)	(3,344.0)
	3,780.9	3,022.7
Construction work in progress	80.9	188.8
Leased facilities, net	107.4	110.3
Nuclear fuel, net	69.0	63.2
Net Property, Plant and Equipment	4,038.2	3,385.0

Investments	739.7	687.2

Current Assets
Cash and cash equivalents	6.9	13.3
Accounts receivable	238.4	246.6
Accrued revenues	97.6	147.8
Materials, supplies and inventories	242.7	244.5
Prepayments and other assets	116.7	114.3
Total Current Assets	702.3	766.5

Deferred Charges and Other Assets	590.0	493.6
Total Assets	$6,070.2	$5,332.3
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,085.4	$2,049.9
Preferred stock	30.4	30.4
Long-term debt	1,574.3	1,432.4
Total Capitalization	3,690.1	3,512.7

Current Liabilities
Long-term debt due currently	85.7	27.0
Short-term debt	117.4	354.8
Accounts payable	200.6	193.6
Accrued liabilities	170.6	188.7
Other	95.9	74.9
Total Current Liabilities	670.2	839.0

Deferred Credits and Other Liabilities
Asset retirement obligations	707.7	-
Accumulated deferred income taxes	433.2	430.5
Other	569.0	550.1
Total Deferred Credits and Other Liabilities	1,709.9	980.6
Total Capitalization and Liabilities	$6,070.2	$5,332.3
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30
2003	2002
(Millions of Dollars)
Operating Activities
Net income	$125.2	$113.7
Reconciliation to cash
Depreciation, decommissioning and amortization	148.2	139.8
Nuclear fuel expense amortization	13.6	14.7
Equity in earnings of unconsolidated affiliate	(11.1)	(10.5)
Deferred income taxes and investment tax credits, net	(5.6)	(58.5)
Change in -	Accounts receivable and accrued revenues	58.4	0.4
Other accounts receivable	-	116.4
Inventories	1.8	14.9
Other current assets	2.6	1.8
Accounts payable	7.0	(35.0)
Accrued income taxes, net	(5.9)	55.5
Other current liabilities	8.7	14.9
Other	9.8	13.9
Cash Provided by Operating Activities	352.7	382.0

Investing Activities
Capital expenditures	(176.9)	(156.7)
Nuclear fuel	(16.8)	(9.5)
Nuclear decommissioning funding	(8.8)	(8.8)
Other	(8.4)	(4.9)
Cash Used in Investing Activities	(210.9)	(179.9)

Financing Activities
Dividends paid on common stock	(89.8)	(89.8)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	637.7	18.3
Retirement of long-term debt	(439.8)	(122.8)
Change in short-term debt	(237.4)	(10.3)
Other, net	(18.3)	-
Cash Used in Financing Activities	(148.2)	(205.2)

Change in Cash and Cash Equivalents	(6.4)	(3.1)

Cash and Cash Equivalents at Beginning of Period	13.3	21.3

Cash and Cash Equivalents at End of Period	$6.9	$18.2
=====	=====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$44.6	$58.1
Income taxes (net of refunds)	$86.7	$61.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL INFORMATION

The accompanying unaudited consolidated condensed financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

2. ACCOUNTING POLICIES

Asset Retirement Obligations:   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Under SFAS 143, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

The following table presents pro forma information as if SFAS 143 had been adopted at the beginning of fiscal 2002.

	June 30, 2003	December 31, 2002
	(Millions of Dollars)
Asset Retirement Obligations
Reported	$707.7	$ -
Pro forma	$707.7	$675.4

During the second quarter of 2003, Wisconsin Electric signed an agreement to lease the site of its existing coal-based Port Washington Power Plant to W.E. Power, LLC ("We Power"), another wholly owned subsidiary of Wisconsin Energy, which would construct and own a new gas-fired generating station at the site as part of the Company's Power the Future program. The terms of the lease call for Wisconsin Electric to raze the existing facilities at the site by the spring of 2006. As such, Wisconsin Electric recorded an asset retirement obligation and corresponding plant asset in the amount of $14.9 million in the second quarter of 2003.

The following table presents the details of the Company's asset retirement obligations which are included on the Consolidated Condensed Balance Sheets in "Deferred Credits and Other Liabilities".

	Balance at	Initial	Liabilities	Liabilities		Cash flow	Balance at
	12/31/02	Adoption	Incurred	Settled	Accretion	revisions	6/30/03
	(Millions of Dollars)

Wisconsin Electric	$ -	$675.4	$14.9	$ -	$17.4	$ -	$707.7

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of June 30, 2003, the Company estimates that it has approximately $400 million related to removal costs recorded in Accumulated Depreciation.

Debt Redemption Costs:   As permitted by regulatory authorities, the Company is accounting for certain debt redemption costs under the revenue neutral method of accounting. Under the revenue neutral method of accounting, the Company defers the costs associated with the redemption of utility debt, to the extent that the redeemed debt is refinanced with other utility debt. The redemption costs are amortized based upon the difference between the interest expense of the new and redeemed debt. Wisconsin Electric's $485 million of optional debt redemptions in June and August 2003 are being accounted for using the revenue neutral method of accounting. During 2003, the Company expects to defer as regulatory assets approximately $24.9 million of debt redemption costs and amortize these costs over approximately 24 months.

Financial Instruments with Characteristics of both Liabilities and Equity:   The Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on July 1, 2003. SFAS 150, which was issued by the Financial Accounting Standards Board in May 2003, requires an issuer to classify outstanding freestanding financial instruments within its scope as a liability on its balance sheets even though the instruments have characteristics of equity. The Company identified no financial instruments that fall under the scope of SFAS 150.

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). This standard will require an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. As a result of adopting FIN 46, the Company expects to begin consolidating its existing interests in the Wisconsin Electric Fuel Trust in the third quarter of 2003. The Wisconsin Electric Fuel Trust's sole business is to own and lease back to Wisconsin Electric the nuclear fuel used at Point Beach Nuclear Plant. Because Wisconsin Electric has historically accounted for this nuclear fuel leasing arrangement as a capital lease, the Company does not expect adoption of FIN 46 to have a significant impact on the Company's balance sheets or on its results of operations. The Company does not expect to consolidate any other unconsolidated entities as a result of FIN 46.

3. COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Electric had the following total Comprehensive Income during the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$125.2	$113.7
Other Comprehensive Income (Loss)
Hedging Gains (Losses)	0.6	(0.8)
Total Other Comprehensive Income (Loss)	0.6	(0.8)
Total Comprehensive Income	$125.8	$112.9
	====	====

4. DERIVATIVE INSTRUMENTS

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

5. GUARANTEES

Wisconsin Electric enters into various guarantees to provide financial and performance assurance to third parties. As of June 30, 2003, Wisconsin Electric had the following guarantees:

	Maximum Potential Future Payments	Outstanding at June 30, 2003	Liability Recorded at June 30, 2003
	(Millions of Dollars)
Wisconsin Electric Guarantees	$274.9	$ -	$ -

Wisconsin Electric guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust. Effective July 1, 2003, in compliance with adoption of FIN 46, the Wisconsin Electric Fuel Trust is expected to become a consolidated entity of Wisconsin Electric. Wisconsin Electric also guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits has not changed significantly from the $6.4 million accrual recorded by the Company as of December 31, 2002.

6. SEGMENT INFORMATION

Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three and six month periods ended June 30, 2003 and 2002 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

June 30, 2003
Operating Revenues (a)	$471.1	$89.5	$4.3	$564.9
Operating Income (Loss)	$90.1	$4.0	($0.9)	$93.2

June 30, 2002
Operating Revenues (a)	$460.5	$68.8	$4.3	$533.6
Operating Income (Loss)	$96.0	($3.4)	($1.3)	$91.3

Six Months Ended

June 30, 2003
Operating Revenues (a)	$951.9	$318.5	$13.3	$1,283.7
Operating Income	$184.2	$39.6	$1.9	$225.7

June 30, 2002
Operating Revenues (a)	$896.6	$211.2	$12.5	$1,120.3
Operating Income	$194.1	$25.7	$1.0	$220.8

(a)	Wisconsin Electric accounts for all intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin. Intersegment revenues are not material.

7. COMMITMENTS AND CONTINGENCIES

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

EPA Information Requests:   Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency ("EPA") regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and the EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with the EPA, Wisconsin Electric will spend between $20 million and $25 million to conduct a research project at its Presque Isle facility, in cooperation with U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with the Company's cost projections for implementing its Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric also agreed to pay a civil penalty of $3.2 million. This agreement is open to public comment and subject to federal court approval. On July 10, 2003, the state of Michigan and the EPA filed a joint motion with the court to allow Michigan to become a party to the agreement between the EPA and Wisconsin Electric. The court granted the motion on July 21, 2003.

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, Wisconsin Electric entered into Settlement Agreements and Releases during 2002 with Giddings & Lewis, Inc. and the City of West Allis in a lawsuit alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter. In the second quarter of 2003, Wisconsin Electric recovered amounts totaling approximately $9.1 million from several insurance carriers, which has been recorded as a reduction of other operation and maintenance expenses. The Company is continuing to pursue litigation against the remaining insurance carriers.

Nuclear Insurance:   The Price-Anderson Act limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $9.4 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $9.1 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $88.1 million per reactor (Wisconsin Electric owns two) with a limit of $10 million per reactor within one calendar year. Effective August 20, 2003, the deferred premium increases to a maximum of $99.2 million per reactor. As the owner of Point Beach, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.0 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $14.8 million.

Wisconsin Electric also maintains insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Wisconsin Electric's maximum retrospective liability under this policy is $10.0 million.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2003

NET INCOME

Net Income increased by $2.5 million or 5.3% in the second quarter of 2003 compared with the second quarter of 2002, primarily reflecting improved operating income. Operating income was up due to a decline in other operating and maintenance expenses and slightly higher gas margins, partially offset by lower electric margins.

Presque Isle Power Plant Flooding:   In May 2003, the Company experienced a flood at its Presque Isle Power Plant in the Upper Peninsula of Michigan. As a result of the flood, the Company expects to incur an estimated $12 million to $15 million of costs to repair and restore the plant. These costs are being deferred pending future recovery. In addition, the Company incurred additional fuel and purchased power costs of approximately $7.0 million due to the unavailability of the plant. The Company has insurance, which is expected to cover most of the repair and the restoration of the plant. The Company is also pursuing other options to recover increased costs and lost revenues not covered by insurance associated with this event.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the second quarter of 2003 with similar information during the second quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Three Months Ended June 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$471.1	$10.6	$460.5
Fuel and Purchased Power
Fuel	64.1	4.5	68.6
Purchased Power	70.8	(20.0)	50.8
Total Fuel and Purchased Power	134.9	(15.5)	119.4
Gross Margin	$336.2	($4.9)	$341.1
	====	====	====

During the second quarter of 2003, total electric utility operating revenues increased by $10.6 million or 2.3% when compared with the second quarter of 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. In March 2003, Wisconsin Electric received an interim increase in rates to recover increased fuel and purchased power costs. On an annual basis, the increase was $55.0 million. On a quarter to quarter basis, the fuel surcharge resulted in $12.6 million of additional revenue. The Company also implemented a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC") which increased second quarter 2003 revenues by approximately $11.3 million, while the impact of unseasonably cool weather during the spring and early summer of 2003 significantly reduced operating revenues compared to the prior year. As measured by cooling degree days, the second quarter of 2003 was 68.9% cooler than the second quarter of 2002 and 59.2% cooler than normal.

Electric gross margin decreased 1.4% between the comparative periods as higher total fuel and purchased power costs more than offset the growth in electric operating revenues. Total fuel and purchased power expenses grew due to a significant increase in the volume and price of purchased power. The volume of purchased energy used in the second quarter of 2003 increased 33% due to the lower availability of the Company's generating units, including the Presque Isle Power Plant which was forced off-line from mid-May through mid-June 2003 due to flooding. The per unit cost of purchased power was 33% higher than during the second quarter of 2002 primarily due to higher natural gas costs. Of the $15.5 million total increase in fuel and purchased power costs, $7.0 million was attributable to the flood at Presque Isle. Overall, the combined cost of fuel and purchased power increased 18.7% on a cost per megawatt hour basis between the second quarter of 2002 and the second quarter of 2003.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the second quarter of 2003 with similar information for the second quarter of 2002.

	Operating Revenues Three Months Ended June 30			Megawatt-Hour Sales Three Months Ended June 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$157.5	($5.2)	$162.7	1,735.6	(168.4)	1,904.0
Small Commercial/Industrial	153.5	5.4	148.1	2,020.9	(51.2)	2,072.1
Large Commercial/Industrial	127.4	6.7	120.7	2,639.2	(139.9)	2,779.1
Other-Retail/Municipal	19.0	1.5	17.5	469.9	22.0	447.9
Resale-Utilities	6.6	-	6.6	189.6	(17.0)	206.6
Other-Operating Revenues	7.1	2.2	4.9	-	-	-
Total	$471.1	$10.6	$460.5	7,055.2	(354.5)	7,409.7
	=====	=====	=====	=====	=====	======

Weather -- Degree Days (a)
Cooling (184 Normal)				75	(166)	241

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales decreased by 4.8% during the second quarter of 2003 compared to the same period in 2002. Residential sales were down 8.8% reflecting cooler spring and early summer weather. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Sales to Wisconsin Electric's largest customers, two iron ore mines, decreased by 104.9 thousand megawatt-hours or 19.3% between the comparative periods primarily due to the outage at Presque Isle Power Plant. The Company was required to temporarily curtail electric sales to the mines until Presque Isle was returned to service. Excluding these two mines, Wisconsin Electric's total electric energy sales fell 3.6% and sales volumes to the remaining large commercial/industrial customers were down 1.6% between the comparative periods.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2003 and the second quarter of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $20.7 million or 30.1% offset by a $17.8 million or 43.8% increase in purchased gas costs.

	Three Months Ended June 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$89.5	$20.7	$68.8
Cost of Gas Sold	58.4	(17.8)	40.6
Gross Margin	$31.1	$2.9	$28.2
	====	====	====

Gas margins increased $2.9 million or 10.3% between the comparative periods due primarily to recognition of $3.3 million of increased gas cost incentive revenues during the second quarter of 2003 compared with the second quarter of 2002 under the Company's gas cost recovery mechanism.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the second quarter of 2003 with similar information for the second quarter of 2002.

	Gross Margin Three Months Ended June 30			Therm Deliveries Three Months Ended June 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$17.4	($0.1)	$17.5	53.4	(1.3)	54.7
Commercial/Industrial	5.5	(0.1)	5.6	29.9	(1.0)	30.9
Interruptible	0.1	-	0.1	1.4	(0.2)	1.6
Total Gas Sold	23.0	(0.2)	23.2	84.7	(2.5)	87.2
Transported Gas	3.5	(0.3)	3.8	68.3	(11.2)	79.5
Other-Operating	4.6	3.4	1.2	-	-	-
Total	$31.1	$2.9	$28.2	153.0	(13.7)	166.7
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (947 Normal)				1,158	94	1,064

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses decreased by $4.9 million or 2.5% during the second quarter of 2003 when compared with the second quarter of 2002. The decrease was primarily attributable to insurance recoveries of approximately $9.1 million in the second quarter of 2003 compared to associated settlement costs of $8.7 million in the second quarter of 2002, both related to the Giddings & Lewis/City of West Allis litigation. Excluding the impact of the litigation, other operation and maintenance expenses increased by $12.9 million. This increase primarily resulted from higher electric transmission expenses (approximately $11.3 million) and from higher pension and benefit costs ($2.8 million). Increased revenues resulting from an electric transmission surcharge that became effective in October of 2002 offset the increase in electric transmission expenses. Nuclear expenses decreased $7.4 million between the comparative periods primarily due to a scheduled outage during the second quarter of 2002 that was not repeated during the second quarter of 2003.

Depreciation, Decommissioning and Amortization:   Depreciation, decommissioning and amortization expenses increased by $1.3 million or 1.9% during the second quarter of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

Other Income and Deductions:   Other income and deductions increased by $1.2 million in the second quarter of 2003 compared to the second quarter of 2002. This increase resulted from improved equity in the earnings of ATC and from the sale of certain electric substation property. A $3.2 million civil penalty recognized by the Company during the second quarter of 2003 pursuant to the terms of an EPA consent decree offset much of the increase in other income and deductions.

The Company recorded a gain of $3.0 million in the second quarter of 2003 that related to the prior receipt of stock from the demutualization of two life insurance companies in which the Company was a policy holder. Also in the second quarter of 2003, the Company recorded a charitable contribution expense of $3.0 million when it contributed the stock to the Wisconsin Energy Corporation Foundation.

Financing Costs:   Total financing costs increased by $1.2 million in the three months ended June 30, 2003 compared to the same period in 2002. This increase was due in large part to higher debt levels.

Income Taxes:   For the second quarter of 2003, the Company's effective tax rate was 35.3%, which was less than the rate of 38.4% for 2002. This difference in the effective income tax rate was primarily due to the favorable settlement of tax contingencies and tax credits associated with a rehabilitation project.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2003

NET INCOME

Net Income increased by $11.5 million or 10.1% in the first half of 2003 compared with the first half of 2002, primarily reflecting improved operating income and higher net other income. Operating income was up due to an increase in electric and gas margins partially offset by higher operating and maintenance expenses as well as higher depreciation expenses. The increase in net other income reflects costs associated with bond redemptions in the first quarter of 2002.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first six months of 2003 with similar information for the first six months of 2002.

	Six Months Ended June 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$951.9	$55.3	$896.6
Fuel and Purchased Power
Fuel	135.0	(4.0)	131.0
Purchased Power	135.1	(33.2)	101.9
Total Fuel and Purchased Power	270.1	(37.2)	232.9
Gross Margin	$681.8	$18.1	$663.7
	====	====	====

During the first six months of 2003, total electric utility operating revenues increased by $55.3 million or 6.2% when compared with the first six months of 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. In March 2003, Wisconsin Electric received an interim increase in rates to recover increased fuel and purchased power costs. On an annual basis, the increase was $55.0 million. On a year-to-date basis, the fuel surcharge resulted in $14.9 million of additional revenue. The Company also implemented a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with

ATC, which increased year-to-date 2003 revenues by approximately $23.1 million. Non-fuel Operation and Maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge. The impact of favorable weather on heating load during the first quarter of 2003 was offset by the impact of unfavorable weather on cooling load during the second quarter of 2003, thereby reducing electric operating revenues by an estimated $7.7 million between the comparative periods.

Electric gross margin increased 2.7% between the comparative periods primarily due to the higher revenues as discussed, which more than offset an increase in fuel and purchased power costs. Total fuel and purchased power expenses grew mostly due to a significant increase in natural gas prices, the primary fuel source for Wisconsin Electric's purchased power, resulting in a 24.5% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.28 for the first half of 2003 compared to $2.93 for the first half of 2002 on a per dekatherm basis. Fuel and purchased power costs also increased by approximately $7.0 million due to the need for replacement power caused by a flood that temporarily shut down the Company's Presque Isle Power Plant during the second quarter of 2003. Overall, the combined cost of fuel and purchased power increased 12.0% on a cost per megawatt hour basis between the first six months of 2002 and the first six months of 2003.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first six months of 2003 with similar information for the first six months of 2002.

	Operating Revenues Six Months Ended June 30			Megawatt-Hour Sales Six Months Ended June 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$333.7	$6.8	$326.9	3,756.3	(81.6)	3,837.9
Small Commercial/Industrial	302.1	17.7	284.4	4,128.4	51.8	4,076.6
Large Commercial/Industrial	247.8	21.5	226.3	5,363.8	212.6	5,151.2
Other-Retail/Municipal	38.7	5.7	33.0	1,022.6	186.0	836.6
Resale-Utilities	17.5	4.3	13.2	463.2	43.5	419.7
Other-Operating Revenues	12.1	(0.7)	12.8	-	-	-
Total	$951.9	$55.3	$896.6	14,734.3	412.3	14,322.0
	====	====	====	=====	=====	=====

Weather -- Degree Days (a)
Heating (4,202 Normal)				4,705	623	4,082
Cooling (185 Normal)				75	(166)	241

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales increased by 2.9% during the first half of 2003. Residential sales fell 2.1% because the impact of unfavorable weather conditions on cooling load during the second quarter of 2003 offset the impact of favorable weather conditions on heating load during the first quarter of 2003. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Despite a temporary curtailment of electric sales in the second quarter of 2003 as a result of a flood-related outage at the Company's Presque Isle Power Plant, sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 154.2 thousand megawatt-hours or 18.3% between the comparative periods because one of the mines had an extended outage in the first quarter of 2002. Excluding these two mines, Wisconsin Electric's total electric energy sales increased by 1.9% and sales volumes to the remaining large commercial/industrial customers improved by 1.4%

between the comparative periods. Sales to municipal utilities, the Other Retail/Municipal customer class, increased 22.2% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries for the first six months of 2003 and the first six months of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $107.3 million or 50.8% offset by a $96.2 million or 75.7% increase in purchased gas costs.

	Six Months Ended June 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$318.5	$107.3	$211.2
Cost of Gas Sold	223.3	(96.2)	127.1
Gross Margin	$95.2	$11.1	$84.1
	====	====	====

Gas margins increased $11.1 million or 13.2% between the comparative periods primarily due to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first half of 2003 was 15.3% colder than the first half of 2002 and 12.0% colder than normal. A $3.3 million increase in gas cost incentive revenues during the second quarter of 2003 under the Company's gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the first six months of 2003 with similar information for the first six months of 2002.

	Gross Margin Six Months Ended June 30			Therm Deliveries Six Months Ended June 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$59.2	$5.0	$54.2	231.2	24.2	207.0
Commercial/Industrial	20.9	2.3	18.6	132.2	16.3	115.9
Interruptible	0.3	-	0.3	4.1	(0.4)	4.5
Total Gas Sold	80.4	7.3	73.1	367.5	40.1	327.4
Transported Gas	8.8	(0.2)	9.0	166.5	(15.9)	182.4
Other-Operating	6.0	4.0	2.0	-	-	-
Total	$95.2	$11.1	$84.1	534.0	24.2	509.8
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (4,202 Normal)				4,705	623	4,082

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:    Other operation and maintenance expenses increased by $20.9 million or 5.7% during the first six months of 2003 when compared with the first six months of 2002. The increase was primarily attributable to approximately $23.1 million of higher electric transmission expenses which were offset by increased revenues recorded due to a surcharge that became effective in October of 2002. Also, pension and benefit costs increased by $6.4 million during 2003, but nuclear expenses decreased by $5.0 million primarily due to a scheduled outage during the second quarter of 2002 that was not repeated during 2003. Insurance recoveries of approximately $9.1 million in the second quarter of 2003 compared to associated settlement costs of $8.7 million in the second quarter of 2002, both related to the Giddings & Lewis/City of West Allis litigation, offset some of the increase in other operation and maintenance expenses.

Depreciation, Decommissioning and Amortization:   Depreciation, decommissioning and amortization expenses increased by $4.3 million or 3.3% during the first six months of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

Other Income and Deductions:   Net other income and deductions improved $7.4 million in the first six months of 2003 compared to the first six months of 2002. This was primarily due to $5.3 million of costs associated with bond redemptions in the first quarter of 2002, to higher equity in the earnings of ATC, and to the sale of certain electric substation property. A $3.2 million civil penalty recognized by the Company during the second quarter of 2003 pursuant to the terms of an EPA consent decree offset some of the improvement in net other income and deductions.

Financing Costs:    Total financing costs decreased by $2.3 million in the six months ended June 30, 2003 compared to the same period in 2002 primarily due to lower interest rates.

Income Taxes:   For the first six months of 2003, the Company's effective tax rate was 36.6%, which was less than the rate of 38.4% for 2002. This difference in the effective income tax rate was primarily due to the favorable settlement of tax contingencies and tax credits associated with a rehabilitation project.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first six months of 2003 and 2002:

	Six Months Ended June 30
Wisconsin Electric Power Company	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$352.7	$382.0
Investing Activities	($210.9)	($179.9)
Financing Activities	($148.2)	($205.2)

Operating Activities

Cash provided by operating activities decreased to $352.7 million during the first six months of 2003 compared with $382.0 million during the same period in 2002. This decrease was primarily due to a $116 million refund in the first quarter of 2002 from a favorable court ruling offset in part by lower working capital requirements between the comparative periods due to the impact of unseasonably cool spring and early summer weather in 2003.

Investing Activities

During the first six months of 2003, Wisconsin Electric invested a total of $210.9 million, including capital expenditures of $176.9 million for utility plant and other non-utility activities. Between the comparative periods, Wisconsin Electric spent $7.3 million more on nuclear fuel due to the timing of purchases related to scheduled outages at Point Beach Nuclear Plant.

Financing Activities

During the six months ended June 30, 2003, the Company used $148.2 million for financing activities compared with using $205.2 million for financing activities during the first six months of 2002. The Company reduced short-term debt by $237.4 million during 2003.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an existing $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003 and will be used for the optional redemption in August 2003 of another $60 million debt issue that has been called.

The debt refinancings in June and August 2003 are being accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby net debt extinguishment costs in the amount of approximately $24.9 million are being deferred and will be amortized over an approximately two year period based upon the level of interest savings achieved.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2003 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit.

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

On June 30, 2003, Wisconsin Electric had approximately $250 million of available unused lines of bank back-up credit facilities. The Company had approximately $117.4 million of total short-term debt outstanding on such date.

Wisconsin Electric reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facilities at June 30, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$250.0	$ -	$250.0	Jun-2004	364 day

On June 25, 2003, Wisconsin Electric entered into an unsecured 364 day $250 million bank back-up credit facility to replace a $230 million credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows Wisconsin Electric's capitalization structure at June 30, 2003 and at December 31, 2002:

Capitalization Structure	June 30, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$2,085.4	53.6%	$2,049.9	52.6%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,660.0	42.6%	1,459.4	37.5%
Short-Term Debt	117.4	3.0%	354.8	9.1%
Total	$3,893.2	100.0%	$3,894.5	100.0%
	=====	====	=====	====

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

S&P's and Fitch's current outlook for Wisconsin Electric is stable.

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

Capital Requirements

Capital requirements during the remainder of 2003 are expected to be principally for capital expenditures. Wisconsin Electric's 2003 annual consolidated capital expenditure budget excluding nuclear fuel is approximately $340 million.

Financial Instruments:   Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of June 30, 2003, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2002. The Company continues to believe that the likelihood is remote that material payments will be required under these agreements. For information regarding guarantees the Company has entered into, see Note 5 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

Contractual Obligations/Commercial Commitments:   Total contractual obligations and other commercial commitments for Wisconsin Electric as of June 30, 2003 increased compared with December 31, 2002 due to Wisconsin Electric's sale of $635 million of unsecured Debentures. These obligations were offset by the optional redemption of $425 million of debt securities in June 2003 and customary periodic payments, along with reductions during the first six months of 2003 in obligations and commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Commodity Price Risk:   Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process. The PSCW has authorized the inclusion of price risk management financial instruments for the management of the Company's electric fuel-related costs. The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for the gas utility operations of Wisconsin Electric through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations.

Credit Rating Risk:   Wisconsin Electric does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Wisconsin Electric does have certain agreements in the form of purchased power contracts, energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At June 30, 2003, the Company estimates that the potential payments under such agreements that could result from credit rating downgrades totaled approximately $48 million.

UTILITY RATES AND REGULATORY MATTERS

Wisconsin

Fuel Cost Adjustment Procedure:   In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based upon this analysis, the Company determined that projected costs had deviated outside of a range prescribed by the PSCW when compared to fuel and purchased power costs authorized in current rates. As a result, the Company filed a request with the PSCW in February 2003 to increase Wisconsin retail electric rates by $55.0 million annually to recover the forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.0 million in electric rates in March 2003, subject to refund to the extent the final order authorizes recovery of a lesser amount. The interim order is subject to PSCW audit and final order.

Proceedings on the final order have been concluded. The Company anticipates a final order in the third quarter of 2003. The final order is expected to reflect both actual costs incurred plus a reflection of changes in natural gas prices. Under the fuel rules, Wisconsin Electric would have to refund to customers any over recoveries of fuel costs plus interest at the Company's current authorized rate of return on common equity of 12.2% should the final order be for less than the interim order.

Limited Rate Adjustment Request:   Under the conditions of the PSCW Order authorizing Wisconsin Energy's acquisition of WICOR, Inc., the Company is authorized to seek rate reviews with the PSCW during a five-year rate restriction period that began January 1, 2001 limited to changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

On July 2, 2003, the Company filed an application with the PSCW for $64.1 million of total rate adjustments for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of the Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, and (3) costs related to steam utility operations. The filing identifies anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for the electric operations of Wisconsin Electric and $0.6 million (3.9%) for Wisconsin Electric's steam operations. The filing also includes an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for Wisconsin Electric's steam operations. The Company expects to update its filing with the PSCW at the end of 2003 to reflect additional anticipated 2005 revenue deficiencies associated with the Oak Creek Generating Units that are contemplated as part of the Power the Future strategy. The Company anticipates an order from the PSCW on this request in early 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within its utility service territories, and limited governmental assistance available to low-income customers, the Company has seen a significant increase in uncollectible accounts receivable. Because of this, the Company sent a letter to the PSCW on July 23, 2003 requesting authority to defer for future rate recovery all bad debt expenses incurred during 2003 in excess of amounts included in current utility rates. The Company estimates such amount to be $14.2 million during 2003. In the letter, the Company stated its intention to suggest a mechanism for recovery of these costs, and to prevent such circumstances from occurring in the future. It is unknown when the PSCW will rule on this request.

Power the Future - Port Washington:   After receiving approval from the PSCW for the Port Washington project, We Power, a non-utility subsidiary of Wisconsin Energy, entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for the Port Washington Generating Station Unit 1. We Power began construction of the new facility in July 2003 and expects to complete construction by the end of the second quarter of 2005. We Power began collecting certain costs from Wisconsin Electric in the third quarter of 2003 as provided for in leased generation contracts that were signed in May 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request at an open meeting in April 2003. (See "Limited Rate Adjustment Request" above for further information.) Before beginning construction of Port Washington Generating Station Unit 2, the order from the PSCW authorizing the Port Washington project requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. The Company intends to file an application with the Federal Energy Regulatory Commission ("FERC") seeking authorization to transfer certain FERC jurisdictional assets from Wisconsin Electric to We Power.

Power the Future - Oak Creek:   Implementation of phase two of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. The Company's application seeking the issuance of a Certificate of Public Convenience and Necessity ("CPCN") for the construction of additional generating units at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a petition for review of the completeness determination seeking its reversal. The PSCW denied the intervenors' petition in April 2003 and established a time schedule for the Oak Creek CPCN hearings. Such intervenors subsequently filed a petition for judicial review of the PSCW's denial on May 16, 2003 in Dane County Circuit Court. The Company filed a notice of appearance and statement of position requesting that the petition be dismissed. On June 25, 2003, the Circuit Court dismissed the intervenors' petition and denied the requested injunction to delay the start of the Oak Creek CPCN hearings.

Testimony in connection with the Oak Creek CPCN hearings is being filed pursuant to a schedule set by the Administrative Law Judge. Hearings are scheduled to begin in late August and are scheduled to be completed in September 2003. The Company anticipates receiving a decision from the PSCW on the Oak Creek site no later than November 2003. In April 2003, the PSCW and the Wisconsin Department of Natural Resources ("WDNR") issued a draft joint environmental impact statement on the proposed generating units to be located in Oak Creek. It is anticipated that their final environmental impact statement will be issued in early August 2003.

In March 2003, the City of Oak Creek announced that it had entered into an environmental and economic agreement with the Company covering the Company's expansion plans for the Oak Creek Power Plant site. Under such agreement, the City will receive annual community-impact mitigation payments for each additional generating unit constructed on the Oak Creek site. Such payments are subject to prior approval by the PSCW. The Company's direct obligations under such agreement are not expected to have a material impact on its financial condition or results of operations. In June 2003, the City issued a conditional use permit allowing new generating station construction activities on the existing Oak Creek site. The Company continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

Michigan

On March 26, 2003, a group of consumer advocacy groups led by the Michigan Environmental Council (collectively, "MEC") filed a Formal Complaint and Request to Open a Formal Proceeding (the

"Complaint") with the Michigan Public Service Commission ("MPSC") naming Wisconsin Electric and four other utilities operating in Michigan as defendants. MEC claims that Wisconsin Electric improperly collects revenues for used nuclear fuel storage and disposal. The amounts of such revenues claimed by MEC to be collected from Michigan customers is between $2.3 million and $11.4 million. MEC requested that the MPSC open a contested case and review the rate making mechanisms for these used nuclear fuel revenues, as well as prospective remedies including ratepayer reductions, long-term mechanisms to ensure that used nuclear fuel revenues do not become stranded and performance or surety bonds to protect Michigan ratepayers. On April 18, 2003, the MPSC certified the Complaint. Wisconsin Electric filed a notice of intent to file claim with the Michigan Court of Claims on May 5, 2003 and a motion to dismiss the complaint with the MPSC on May 30, 2003. MEC filed its answer to Wisconsin Electric's motion to dismiss on July 11, 2003. Wisconsin Electric's management believes that the revenues are properly collected as the collection of such revenues is authorized by the MPSC. The resolution of this matter is not expected to have a material impact on the financial condition or results of operations of Wisconsin Electric.

ENVIRONMENTAL MATTERS

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA is expected to develop draft rules by December 2003 and issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. On May 23, 2003, the WDNR released a final draft of the proposed rules, which include mercury emission reductions of 40% by 2010 and 80% by 2015. The rules provide for a multi-emission alternative approach for compliance, but it is not clear if this would apply to the second phase of reductions. On June 25, 2003, the Natural Resources Board approved the rules and will send them to the Wisconsin Legislature. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of its existing coal-based generating facilities.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 517-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC").

On February 11, 2003, the United States Nuclear Regulatory Commission ("NRC") issued an order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors such as Point Beach. The order formally establishes requirements for licensees to implement the provisions of NRC Bulletin 2002-02, Reactor Pressure Vessel Head Penetration Nozzle Inspection Programs, issued on August 9, 2002. The Company plans to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed such an application with the PSCW on June 6, 2003. Total capital expenditures to replace the two reactor vessel heads are estimated at approximately $54 million.

On April 2, 2003, the NRC issued the results of two special inspections conducted in late 2002 in response to problems identified by Point Beach with the performance of the auxiliary feedwater ("AFW") system recirculation lines. The NRC determined that a potential common mode failure of the AFW pumps due to a loss of instrument air is a "red" finding that will not be treated as an old design issue. The NRC inspections identified that corrective actions did not prevent subsequently identified problems related to AFW design, including the potential for plugging of recirculation orifices. The NRC has also preliminarily determined that this issue is a "red" finding. NMC attended a regulatory conference with the NRC in June 2003 to provide additional information and discuss the significance of the findings. The NRC plans to conduct a supplemental inspection at Point Beach in three phases to occur from July through September 2003 to determine further follow-up actions, if any. The Company is currently unable to estimate the additional impact that may result.

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
  Factors which impede execution of Wisconsin Energy's Power the Future strategy, including receipt of necessary state and federal regulatory approvals; local opposition to siting of new generating facilities; obtaining the investment capital from outside sources necessary to implement the strategy; and risk associated with construction of the Power the Future facilities on time and within budget.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk and credit rating risk at Wisconsin Electric Power Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of

Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks," in Part II of Wisconsin Electric's 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2002 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

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

ENVIRONMENTAL MATTERS

EPA Information Requests:   Wisconsin Electric received requests between 2000 and 2002 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note 7 -- Commitments and Contingencies" in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

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

OTHER MATTERS

Stray Voltage:    In recent years, several actions by dairy farmers have been commenced or claims made against Wisconsin Electric for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of its electrical system. Two such actions are currently pending.

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

On June 25, 2003, the Wisconsin Supreme Court upheld a Court of Appeals decision that affirmed a jury's verdict against Wisconsin Electric awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Wisconsin Supreme Court rejected the argument that if a utility company's measurement of stray voltage is below the PSCW "level of concern," such company cannot be found negligent in stray voltage cases. The Supreme Court decision held that PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. However, the Supreme Court remanded back to the trial court its requirement imposed on Wisconsin Electric to replace a cable with an ungrounded distribution line.

The claims made against Wisconsin Electric in these matters are not expected to have a significant impact on the financial statements of the Company.

ITEM 5. OTHER INFORMATION

Gale E. Klappa, President of Wisconsin Energy Corporation, was elected President and Chief Executive Officer of Wisconsin Electric Power Company on July 31, 2003. Mr. Klappa succeeds Richard R. Grigg as President of Wisconsin Electric and assumes the title of Chief Executive Officer of Wisconsin Electric from Richard A. Abdoo.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed with or incorporated by reference in this Form 10-Q report:

Exhibit No.

4	Instruments defining the rights of security holders, including indentures

4.1

Securities Resolution No. 5 of Wisconsin Electric Power Company, dated as of May 1, 2003, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank National Association (successor to Firstar Trust Company), as Trustee. (Incorporated herein by reference to Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric Power Company's Registration Statement on Form S-3 (File No. 333-101054) filed May 6, 2003).

10	Material Contracts

10.1

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 2001, and as amended and restated as of January 1, 2002, and as further amended on March 1, 2002 and April 29, 2003. (Incorporated herein by reference to Exhibit 10.1 filed with Wisconsin Energy Corporation's 06/30/03 Form 10-Q (File No. 001-09057) filed August 1, 2003.)

10.2

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, effective January 1, 1987, and as restated as of January 1, 1996 and as further amended as of April 29, 2003. (Incorporated herein by reference to Exhibit 10.2 filed with Wisconsin Energy Corporation's 06/30/03 Form 10-Q (File No. 001-09057) filed August 1, 2003.)

10.3

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Incorporated herein by reference to Exhibit 10.3 filed with Wisconsin Energy Corporation's 06/30/03 Form 10-Q (File No. 001-09057) filed August 1, 2003.)

10.4

Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Incorporated herein by reference to Exhibit 10.4 filed with Wisconsin Energy Corporation's 06/30/03 Form 10-Q (File No. 001-09057) filed August 1, 2003.)

10.5

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective April 14, 2003. (Incorporated herein by reference to Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/03 Form 10-Q (File No. 001-09057).)

10.6

Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003. (Incorporated herein by reference to Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/03 Form 10-Q (File No. 001-09057).)

Exhibit No.

10.7	Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC as Lessor and Wisconsin Electric Power Company as Lessee dated as of May 28, 2003.

10.8	Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC as Lessor and Wisconsin Electric Power Company as Lessee dated as of May 28, 2003.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of April 28, 2003 was filed by Wisconsin Electric on April 28, 2003 to report that Paul Donovan, Executive Vice President and Chief Financial Officer for Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company, has decided to retire in early 2004 relinquishing as of June 30, 2003 all positions he has held with Wisconsin Energy and its subsidiaries and will remain with the Company as a special advisor to the Chief Executive Officer until his retirement.

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

A Current Report on Form 8-K dated as of May 15, 2003 was filed by Wisconsin Electric on May 22, 2003 announcing that Wisconsin Electric's Presque Isle Power Plant in Michigan's Upper Peninsula was forced into a controlled shut down as a result of flooding that occurred at the plant.

A Current Report on Form 8-K dated as of June 20, 2003 was filed by Wisconsin Electric on June 20, 2003, with a copy of the press release announcing that Allen L. Leverett was named Chief

Financial Officer of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas Company effective July 1, 2003.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended June 30, 2003.

A Current Report on Form 8-K dated as of July 25, 2003 was filed by Wisconsin Electric on July 25, 2003 to report that Richard R. Grigg has decided to retire effective March 1, 2004 relinquishing as of July 31, 2003 the titles of President of Wisconsin Electric Power Company and President and Chief Operating Officer of Wisconsin Gas Company and all directorships with Wisconsin Energy and its subsidiaries, remaining as Executive Vice President of Wisconsin Energy and Chief Operating Officer of Wisconsin Electric.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2003	Stephen P. Dickson, Controller, Chief Accounting Officer and duly authorized officer