Form 10-Q
period 2003-09-30
WISCONSIN ELECTRIC POWER CO
filed 2003-11-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2003):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2003

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements ...................................................................	4

	Consolidated Condensed Balance Sheets ...........................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	12

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	28

4.	Controls and Procedures ......................................................................................................	28

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	29

6.	Exhibits and Reports on Form 8-K .........................................................................................	30

	Signatures ..............................................................................................................................	32

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Millions of Dollars)

Operating Revenues	$599.6	$566.7	$1,883.3	$1,687.0

Operating Expenses
Fuel and purchased power	158.6	143.3	432.3	379.8
Cost of gas sold	31.6	22.7	254.9	149.8
Other operation and maintenance	195.5	188.5	584.3	556.4
Depreciation, decommissioning
and amortization	71.3	67.8	207.3	199.5
Property and revenue taxes	18.1	17.3	54.3	53.6
Total Operating Expenses	475.1	439.6	1,533.1	1,339.1

Operating Income	124.5	127.1	350.2	347.9

Other Income and Deductions
Interest income	-	0.1	0.5	2.0
Allowance for other funds
used during construction	0.1	1.0	2.3	2.1
Equity in earnings of unconsolidated affiliate	5.9	4.7	17.0	15.2
Other	1.6	2.6	4.7	(1.4)
Total Other Income and Deductions	7.6	8.4	24.5	17.9

Financing Costs
Interest expense	23.3	23.7	69.7	71.8
Allowance for borrowed funds
used during construction	-	(0.6)	(1.3)	(1.3)
Total Financing Costs	23.3	23.1	68.4	70.5

Income Before Income Taxes	108.8	112.4	306.3	295.3

Income Taxes	40.8	43.1	113.1	112.3
Net Income	68.0	69.3	193.2	183.0

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available
for Common Stockholder	$67.7	$69.0	$192.3	$182.1
	====	====	=====	=====

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2003	December 31, 2002
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In Service	$6,745.8	$6,366.7
Accumulated depreciation	(2,931.6)	(3,344.0)
	3,814.2	3,022.7
Construction work in progress	66.9	188.8
Leased facilities, net	106.0	110.3
Nuclear fuel, net	72.0	63.2
Net Property, Plant and Equipment	4,059.1	3,385.0

Investments	756.4	687.2

Current Assets
Cash and cash equivalents	14.6	13.3
Accounts receivable	288.4	246.6
Accrued revenues	93.7	147.8
Materials, supplies and inventories	281.3	244.5
Prepayments and other assets	97.8	114.3
Total Current Assets	775.8	766.5

Deferred Charges and Other Assets	611.0	493.6
Total Assets	$6,202.3	$5,332.3
	======	======

Capitalization and Liabilities

Capitalization
Common equity	$2,108.2	$2,049.9
Preferred stock	30.4	30.4
Long-term debt	1,424.4	1,432.4
Total Capitalization	3,563.0	3,512.7

Current Liabilities
Long-term debt due currently	170.9	27.0
Short-term debt	238.3	354.8
Accounts payable	195.9	193.6
Accrued liabilities	211.1	188.7
Other	99.9	74.9
Total Current Liabilities	916.1	839.0

Deferred Credits and Other Liabilities
Asset retirement obligations	716.6	-
Accumulated deferred income taxes	431.6	430.5
Other	575.0	550.1
Total Deferred Credits and Other Liabilities	1,723.2	980.6
Total Capitalization and Liabilities	$6,202.3	$5,332.3
	======	======

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30
2003	2002
(Millions of Dollars)
Operating Activities
Net income	$193.2	$183.0
Reconciliation to cash
Depreciation, decommissioning and amortization	225.8	211.0
Nuclear fuel expense amortization	20.1	21.3
Equity in earnings of unconsolidated affiliate	(17.0)	(15.2)
Deferred income taxes and investment tax credits, net	(3.3)	(56.3)
Change in -	Accounts receivable and accrued revenues	12.3	33.7
Other accounts receivable	-	116.4
Inventories	(36.8)	6.6
Other current assets	16.5	13.8
Accounts payable	2.3	(35.2)
Accrued income taxes, net	34.2	96.7
Other current liabilities	13.4	13.3
Other	(27.9)	11.2
Cash Provided by Operating Activities	432.8	600.3

Investing Activities
Capital expenditures	(249.6)	(249.1)
Nuclear fuel	(21.9)	(18.7)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	(6.2)	(8.2)
Cash Used in Investing Activities	(290.9)	(289.2)

Financing Activities
Dividends paid on common stock	(134.7)	(134.7)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	636.2	34.7
Retirement of long-term debt	(506.7)	(129.1)
Change in short-term debt	(116.5)	(96.8)
Other, net	(18.0)	-
Cash Used in Financing Activities	(140.6)	(326.8)

Change in Cash and Cash Equivalents	1.3	(15.7)

Cash and Cash Equivalents at Beginning of Period	13.3	21.3

Cash and Cash Equivalents at End of Period	$14.6	$5.6
=====	=====

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$59.3	$79.7
Income taxes (net of refunds)	$86.8	$61.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL INFORMATION

The accompanying unaudited consolidated condensed financial statements for Wisconsin Electric Power Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in Wisconsin Electric's 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments, normal and recurring in nature, necessary to a fair statement of the results of operations, cash flows and financial position of Wisconsin Electric, have been included in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year 2003 because of seasonal and other factors.

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

The following table presents pro forma information as if SFAS 143 had been adopted at the beginning of fiscal 2002.

	September 30, 2003	December 31, 2002
	(Millions of Dollars)
Asset Retirement Obligations
Reported	$716.6	$ -
Pro forma	$716.6	$675.4

The following table presents the details of the Company's asset retirement obligations which are included on the Consolidated Condensed Balance Sheets in "Deferred Credits and Other Liabilities".

	Balance at	Initial	Liabilities	Liabilities		Cash flow	Balance at
	12/31/02	Adoption	Incurred	Settled	Accretion	revisions	9/30/03
	(Millions of Dollars)

Wisconsin Electric	$ -	$675.4	$14.9	$ -	$26.3	$ -	$716.6

The regulated operations of the Company also collect removal costs in rates for certain assets that do not have associated legal asset retirement obligations. As of September 30, 2003, the Company estimates that it has approximately $396 million related to removal costs recorded in "Accumulated Depreciation".

Debt Redemption Costs:   As permitted by regulatory authorities, the Company is accounting for certain debt redemption costs under the revenue neutral method of accounting. Under the revenue neutral method of accounting, the Company defers the costs associated with the redemption of utility debt, to the extent that the redeemed debt is refinanced with other utility debt. The redemption costs are amortized based upon the difference between the interest expense of the new and redeemed debt. Wisconsin Electric's $485 million of optional debt redemptions in June and August 2003 are being accounted for using the revenue neutral method of accounting. At September 30, 2003, the Company had deferred as regulatory assets approximately $21.3 million of net debt redemption costs and expects to fully amortize these costs through 2005.

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation was to be applied to any existing interests in variable interest entities beginning in the third quarter of 2003. On October 8, 2003, the FASB deferred the adoption of FIN 46 for all entities to the first reporting period ending after December 15, 2003. While the Company is continuing to evaluate the impact of the application of these new rules, the Company does not expect adoption of FIN 46 to have a significant impact on the Company's balance sheets or on its results of operations.

Derivative Instruments:   The Company adopted SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. SFAS 149, which was issued by the FASB in April 2003, amends Statement 133 for certain decisions made by FASB as part of the Derivatives Implementation Group process and other FASB projects dealing with financial instruments. SFAS 149 also amends Statement 133 to incorporate clarifications of and to expand the definition of a derivative. Upon adoption of SFAS 149, prospectively any forward energy contracts that are subject to unplanned netting, also referred to as bookouts, generally will qualify as derivatives and any changes in fair value of the derivative are to be recorded currently in earnings. However, the Public Service Commission of Wisconsin ("PSCW") allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities for any energy-related contracts in the regulated electric operations that qualify as derivatives. During the third quarter of 2003, a decline in fair market value of approximately $1 million was recognized for energy contracts entered into during the quarter in the regulated electric operations that were subject to unplanned netting.

3. COMMON EQUITY

Comprehensive Income:   Comprehensive Income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Wisconsin Electric had the following total Comprehensive Income during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30
Comprehensive Income	2003	2002
	(Millions of Dollars)

Net Income	$193.2	$183.0
Other Comprehensive Income (Loss)
Hedging Gains (Losses)	0.6	(0.4)
Total Other Comprehensive Income (Loss)	0.6	(0.4)
Total Comprehensive Income	$193.8	$182.6
	====	====

4. GUARANTEES

Wisconsin Electric enters into various guarantees to provide financial and performance assurance to third parties. As of September 30, 2003 Wisconsin Electric had the following guarantees:

	Maximum Potential Future Payments	Outstanding at September 30, 2003	Liability Recorded at September 30, 2003
	(Millions of Dollars)

Wisconsin Electric Guarantees	$274.9	$ -	$ -

Wisconsin Electric's guarantees support the commercial paper and line of credit borrowings for the Wisconsin Electric Fuel Trust. Wisconsin Electric also guarantees the potential retrospective premiums that could be assessed under Wisconsin Electric's nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $10.4 million as of September 30, 2003.

5. SEGMENT INFORMATION

Summarized financial information concerning Wisconsin Electric's reportable operating segments for the three and nine month periods ended September 30, 2003 and 2002 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

September 30, 2003
Operating Revenues (a)	$544.9	$51.3	$3.4	$599.6
Operating Income (Loss)	$132.6	($6.3)	($1.8)	$124.5

September 30, 2002
Operating Revenues (a)	$522.7	$40.7	$3.3	$566.7
Operating Income (Loss)	$139.3	($10.4)	($1.8)	$127.1

Wisconsin Electric	Reportable Operating Segments
Power Company	Electric	Gas	Steam	Total
	(Millions of Dollars)
Nine Months Ended

September 30, 2003
Operating Revenues (a)	$1,496.8	$369.8	$16.7	$1,883.3
Operating Income	$316.8	$33.3	$0.1	$350.2

September 30, 2002
Operating Revenues (a)	$1,419.3	$251.9	$15.8	$1,687.0
Operating Income (Loss)	$333.4	$15.3	($0.8)	$347.9

(a)	Wisconsin Electric accounts for all intersegment revenues at tariff rates established by the PSCW. Intersegment revenues are not material.

6. COMMITMENTS AND CONTINGENCIES

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

EPA Information Requests:   Wisconsin Electric received a request for information in December 2000 from the United States Environmental Protection Agency ("EPA") regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, Wisconsin Electric and EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, Wisconsin Electric will significantly reduce its air emissions from its coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with EPA, Wisconsin Electric will spend between $20 million and $25 million to conduct a research project at its Presque Isle facility, in cooperation with U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with the Company's cost projections for implementing its Wisconsin Multi-Emission Cooperative Agreement and Power the Future plan. Wisconsin Electric also agreed to pay a civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003. The public comment period on the consent decree closed September 2, 2003, but the agreement remains subject to federal court approval. On July 21, 2003, the court granted the state of Michigan's and the EPA's joint motion to allow Michigan to become a party to the agreement. On October 3, 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree. In October 2003, both the government and the Company filed responses to this request to intervene. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended Consent Decree

Giddings & Lewis, Inc./City of West Allis Lawsuit:   As previously reported, Wisconsin Electric entered into Settlement Agreements and Releases during 2002 with Giddings & Lewis, Inc. and the City of West Allis in a lawsuit alleging that Wisconsin Electric had deposited contaminated wastes at two sites owned by the plaintiffs in West Allis, Wisconsin. In September 2002, Wisconsin Electric filed a lawsuit against its insurance carriers to recover those costs and expenses associated with this matter. As of September 30, 2003, Wisconsin Electric recovered amounts totaling approximately $9.4 million from several insurance carriers, which has been recorded as a reduction of other operation and maintenance expenses. The Company is continuing to pursue litigation against the remaining insurance carriers.

Nuclear Insurance:   Effective August 20, 2003, the Price-Anderson Act limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.7 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.4 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $99.2 million per reactor with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, which has two nuclear reactors, Wisconsin Electric would be obligated to pay its proportionate share of any such assessment.

Wisconsin Electric, through its membership in Nuclear Electric Insurance Limited ("NEIL"), carries decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.0 billion at Point Beach. Under policies issued by NEIL, an insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Wisconsin Electric's maximum retrospective liability under its policies is $14.9 million.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003

EARNINGS

Wisconsin Electric had net income of $68.0 million for the third quarter of 2003, a decrease of $1.3 million or 1.9% from the third quarter of 2002. The decrease is largely due to cooler summer weather and higher fuel and purchased power costs, both of which reduced electric margins between the comparative periods. Increases in benefit and bad debt expenses also contributed to the decline in net income. A March 2003 rate increase associated with fuel and purchased power expenses, slightly higher gas margins and the timing of scheduled nuclear plant outages and litigation settlements between the comparative periods partially mitigated the decline in net income. A more detailed analysis of financial results follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the third quarter of 2003 with similar information for the third quarter of 2002 including favorable (better ("B")) or unfavorable (worse ("W")) variances.

	Three Months Ended September 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$544.9	$22.2	$522.7
Fuel and Purchased Power
Fuel	85.8	(4.3)	81.5
Purchased Power	71.5	(11.1)	60.4
Total Fuel and Purchased Power	157.3	(15.4)	141.9
Gross Margin	$387.6	$6.8	$380.8
	====	====	====

Electric gross margin increased to $387.6 million or by 1.8% between the comparative periods. The increase is primarily related to implementing a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with American Transmission Company LLC ("ATC"), which increased third quarter 2003 gross margin by approximately $13.2 million. A corresponding increase in expense is recorded in other operating and maintenance expenses. Excluding the surcharge, electric gross margin fell by $6.4 million primarily due to the impact of cooler summer weather and higher fuel and purchased power costs compared to the prior year. As measured by cooling degree days, the third quarter of 2003 was 18.9% cooler than the third quarter of 2002 and 2.2% cooler than normal.

Total operating revenues increased $22.2 million primarily due to the surcharge for transmission costs as well as to a surcharge for higher fuel costs. In March 2003, Wisconsin Electric received an interim increase in rates to recover increases in fuel and purchased power costs. On a quarter to quarter basis, the fuel surcharge resulted in $14.0 million of additional revenue. In October 2003, the Company received a final rate order (see "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" below). The Company under recovered fuel cost by $3.9 million in the third quarter of 2003 which is approximately $3.1 million worse than the same period in 2002. The cooler weather partially offset the increase in revenues due to the surcharges.

Total fuel and purchased power expenses rose mostly due to an increase in natural gas prices, the primary fuel source for Wisconsin Electric's purchased power, resulting in a 22.1% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $4.98 for the third quarter of 2003, compared to $3.07 for the third quarter of 2002 on a per dekatherm basis.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the third quarter of 2003 with similar information for the third quarter of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Three Months Ended September 30			Three Months Ended September 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$191.6	($4.1)	$195.7	2,164.2	(169.7)	2,333.9
Small Commercial/Industrial	170.6	7.7	162.9	2,311.7	(57.9)	2,369.6
Large Commercial/Industrial	140.6	13.3	127.3	3,073.4	86.1	2,987.3
Other-Retail/Municipal	20.8	0.4	20.4	493.8	(6.8)	500.6
Resale-Utilities	11.1	(1.6)	12.7	293.1	(108.7)	401.8
Other-Operating Revenues	10.2	6.5	3.7	-	-	-
Total	$544.9	$22.2	$522.7	8,336.2	(257.0)	8,593.2
	====	====	====	=====	=====	=====

Weather -- Degree Days (a)
Cooling (537 Normal)				525	(122)	647

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales decreased by 3.0% during the third quarter of 2003 compared to the same period in 2002. Residential sales were down 7.3% reflecting cooler summer weather as compared to 2002. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 97.8 thousand megawatt-hours or 19.1% between the comparative periods due primarily to an outage at one of the mines in July 2002. Excluding these two mines, Wisconsin Electric's total electric energy sales fell 4.4% and sales volumes to the remaining large commercial/industrial customers were down 0.5% between the comparative periods. Sales volumes for resale to other utilities, the Resale-Utilities customer class, decreased 27.1% between the periods due to a reduced demand for wholesale power.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries for the third quarter of 2003 and the third quarter of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $10.6 million or 26.0% offset by a $8.9 million or 39.2% increase in purchased gas costs.

	Three Months Ended September 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$51.3	$10.6	$40.7
Cost of Gas Sold	31.6	(8.9)	22.7
Gross Margin	$19.7	$1.7	$18.0
	====	====	====

Gas margins increased by $1.7 million or 9.4% between the comparative periods due primarily to recognition of $1.0 million of increased gas cost incentive revenues during the third quarter of 2003 compared with the third quarter of 2002 under the Company's gas cost recovery mechanisms.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the third quarter of 2003 with similar information for the third quarter of 2002.

	Gross Margin			Therm Deliveries
	Three Months Ended September 30			Three Months Ended September 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$11.3	$0.5	$10.8	22.1	1.9	20.2
Commercial/Industrial	3.4	0.1	3.3	14.3	1.0	13.3
Interruptible	0.1	-	0.1	0.8	(0.1)	0.9
Total Gas Sold	14.8	0.6	14.2	37.2	2.8	34.4
Transported Gas	3.0	(0.1)	3.1	65.2	(9.6)	74.8
Other-Operating	1.9	1.2	0.7	-	-	-
Total	$19.7	$1.7	$18.0	102.4	(6.8)	109.2
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (142 Normal)				134	67	67

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $7.0 million or 3.7% during the third quarter of 2003 when compared with the third quarter of 2002. The increase was primarily attributable to approximately $13.2 million of higher electric transmission expenses, which were offset by increased revenues resulting from a surcharge that became effective in October of 2002. Pension and other benefit costs increased by $12.0 million and bad debt expenses increased by $1.6 million during 2003. During the third quarter of 2002, other operation and maintenance expenses included $10.6 million of costs associated with the scheduled Unit 1 outage at

Point Beach Nuclear Plant. The only 2003 scheduled outage at Point Beach occurs during the fourth quarter. Overall, nuclear costs are $5.3 million less during 2003 compared with the same period in 2002. In addition, the Company recorded $8.7 million of settlement costs in the third quarter of 2002, related to the Giddings & Lewis/City of West Allis litigation; no similar expenses occurred in 2003.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses increased by $3.5 million or 5.2% during the third quarter of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

Other Income and Deductions:   Other income and deductions decreased by $0.8 million in the third quarter of 2003 compared to the third quarter of 2002. This decrease is primarily due to lower Allowance For Other Funds Used During Construction offset, in part, by the Company's interest in improved earnings of ATC.

Income Taxes:   For the third quarter of 2003, the Company's effective tax rate was 37.5%, which was less than the rate of 39.2% for 2002. This reduction in the effective income tax rate was due primarily to tax credits associated with a rehabilitation project.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2003

EARNINGS

Wisconsin Electric's net income increased by $10.2 million or 5.6% for the first nine months of 2003 when compared with the same period in the prior year primarily reflecting improved operating income, higher net other income, and lower financing costs. Operating income was up due to an increase in electric and gas margins partially offset by higher operating and maintenance expenses as well as higher depreciation expenses. The increase in net other income reflects costs associated with bond redemptions in the first quarter of 2002. The reduction in financing costs resulted from the timing of certain financing activities in 2002 and 2003. A more detailed analysis of financial results follows.

Electric Utility Revenues, Gross Margin and Sales

The following table compares Wisconsin Electric's total electric utility operating revenues and gross margin during the first nine months of 2003 with similar information for the first nine months of 2002.

	Nine Months Ended September 30
Electric Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Electric Operating Revenues	$1,496.8	$77.5	$1,419.3
Fuel and Purchased Power
Fuel	220.8	(8.2)	212.6
Purchased Power	206.7	(44.5)	162.2
Total Fuel and Purchased Power	427.5	(52.7)	374.8
Gross Margin	$1,069.3	$24.8	$1,044.5
	=====	====	=====

Electric gross margin increased 2.4% to $1,069.3 million between the comparative periods. The increase is primarily related to implementing a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with ATC, which increased year-to-date 2003 gross margin by approximately $36.2 million. Non-fuel Operation and Maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge. Excluding the surcharge, electric gross margin fell by $11.4 million primarily due to the impact of cooler summer weather and higher fuel and purchased power costs compared to the prior year.

During the first nine months of 2003, total electric utility operating revenues increased by $77.5 million or 5.5% when compared with the first nine months of 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs noted above. In March 2003, Wisconsin Electric received an interim increase in rates to recover these increases in fuel and purchased power costs. On an annual basis, the increase was $55.0 million. In October 2003 the Company received the final rate order (see "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" below). In spite of the interim fuel order, the Company under recovered fuel costs by approximately $17.0 million on a year to date basis, which is approximately $10.8 million worse than the Company's under recovery during the first nine months of 2002. This increase can be attributed primarily to the need to purchase replacement power due to a flood at Presque Isle Power Plant in May and June of 2003. In addition, the impact of favorable weather on heating load during the first quarter of 2003 was more than offset by the impact of unfavorable weather on cooling load during the second and third quarters of 2003, thereby reducing electric operating revenues by approximately $20.7 million between the comparative nine month periods.

Total fuel and purchased power expenses grew mostly due to a significant increase in natural gas prices, the primary fuel source for Wisconsin Electric's purchased power, resulting in a 26.5% increase in the cost per megawatt hour of purchased power. Average commodity gas prices were $5.25 for the first nine months of 2003 compared to $2.95 for the first nine months of 2002 on a per dekatherm basis. Fuel and purchased power costs also increased due to a higher need for replacement power resulting from lower generation availability in 2003 compared with the same period in 2002. Approximately $8 million of this increase was caused by a flood that temporarily shut down the Company's Presque Isle Power Plant during the second quarter of 2003.

The following table compares Wisconsin Electric's electric utility operating revenues and electric utility megawatt-hour sales by customer class during the first nine months of 2003 with similar information for the first nine months of 2002.

	Operating Revenues			Megawatt-Hour Sales
	Nine Months Ended September 30			Nine Months Ended September 30
Electric Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$525.3	$2.7	$522.6	5,920.5	(251.2)	6,171.7
Small Commercial/Industrial	472.8	25.5	447.3	6,440.2	(6.0)	6,446.2
Large Commercial/Industrial	388.4	34.8	353.6	8,437.2	298.7	8,138.5
Other-Retail/Municipal	59.5	6.1	53.4	1,516.4	179.1	1,337.3
Resale-Utilities	28.6	2.7	25.9	756.3	(65.2)	821.5
Other-Operating Revenues	22.2	5.7	16.5	-	-	-
Total	$1,496.8	$77.5	$1,419.3	23,070.6	155.4	22,915.2
	=====	====	=====	======	====	======

Weather -- Degree Days (a)
Heating (4,344 Normal)				4,839	690	4,149
Cooling (722 Normal)				600	(288)	888

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric megawatt-hour sales increased by 0.7% during the first nine months of 2003. Residential sales fell 4.1% because the impact of unfavorable weather conditions on cooling load during the second and third quarters of 2003 more than offset the impact of favorable weather conditions on heating load during the first quarter of 2003. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Despite a temporary curtailment of electric sales in the second quarter of 2003 as a result of a flood-related outage at the Company's Presque Isle Power Plant, sales to Wisconsin Electric's largest customers, two iron ore mines, increased by 252.1 thousand megawatt-hours or 18.6% between the comparative periods because of outages at the mines in the first and third quarters of 2002. Excluding these two mines, Wisconsin Electric's total electric energy sales decreased by 0.4% and sales volumes to the remaining large commercial/industrial customers improved by 0.7% between the comparative periods. Sales to municipal utilities, the Other Retail/Municipal customer class, increased 13.4% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of Wisconsin Electric's gas utility operating revenues, gross margin and gas deliveries for the first nine months of 2003 and the first nine months of 2002. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Due primarily to a significant increase in the delivered cost of natural gas between the comparative periods, gas operating revenues increased by $117.9 million or 46.8% offset by a $105.1 million or 70.2% increase in purchased gas costs.

	Nine Months Ended September 30
Gas Utility Operations	2003	B (W)	2002
	(Millions of Dollars)

Gas Operating Revenues	$369.8	$117.9	$251.9
Cost of Gas Sold	254.9	(105.1)	149.8
Gross Margin	$114.9	$12.8	$102.1
	====	====	====

Gas margins increased by $12.8 million or 12.5% between the comparative periods primarily due to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, the first nine months of 2003 was 16.6% colder than the first nine months of 2002 and 11.4% colder than normal. A $4.8 million increase in gas cost incentive revenues during the first nine months of 2003 under the Company's gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods.

The following table compares Wisconsin Electric's gas utility gross margins and natural gas therm deliveries by customer class during the first nine months of 2003 with similar information for the first nine months of 2002.

	Gross Margin			Therm Deliveries
	Nine Months Ended September 30			Nine Months Ended September 30
Gas Utility Operations	2003	B (W)	2002	2003	B (W)	2002
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$70.5	$5.5	$65.0	253.3	26.1	227.2
Commercial/Industrial	24.2	2.3	21.9	146.4	17.2	129.2
Interruptible	0.4	-	0.4	4.9	(0.4)	5.3
Total Gas Sold	95.1	7.8	87.3	404.6	42.9	361.7
Transported Gas	11.8	(0.3)	12.1	231.7	(25.5)	257.2
Other-Operating	8.0	5.3	2.7	-	-	-
Total	$114.9	$12.8	$102.1	636.3	17.4	618.9
	====	====	====	====	====	====

Weather -- Degree Days (a)
Heating (4,344 Normal)				4,839	690	4,149

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Items

Other Operation and Maintenance Expenses:   Other operation and maintenance expenses increased by $27.9 million or 5.0% during the first nine months of 2003 when compared with the first nine months of 2002. The increase was primarily attributable to approximately $36.2 million of higher electric transmission expenses which were offset by increased revenues resulting from a surcharge that became effective in October of 2002. Pension and other benefit costs increased by $17.1 million during 2003 and bad debt expenses increased by $1.2 million in large part due to higher gas bills. Overall, nuclear costs are $20.0 million less during the first nine months of 2003 compared with the same period in 2002 including $10.3 million related to the timing of scheduled outages. In 2002, the Company incurred costs for scheduled outages of both generating units at Point Beach Nuclear Plant. The only 2003 scheduled outage at Point Beach occurs during the fourth quarter. In 2003, the reduction in nuclear costs as a result of outage schedules was partially offset by the impact of more forced outages at Point Beach. Insurance recoveries of approximately $9.4 million in the first nine months of 2003 compared to associated settlement costs of $17.3 million in the same period in 2002, both related to the Giddings & Lewis/City of West Allis litigation, also offset some of the increase in other operation and maintenance expenses.

Depreciation, Decommissioning and Amortization:   Depreciation, Decommissioning and Amortization expenses increased by $7.8 million or 3.9% during the first nine months of 2003 primarily due to a higher base of depreciable assets between the comparative periods.

Other Income and Deductions:   Other income and deductions increased by $6.6 million in the first nine months of 2003 compared to the same period in 2002. This increase is primarily due to costs of $5.3 million ($3.5 million net of tax) recorded in 2002 from the early repayment of $103.4 million of long-term debt with a weighted average interest rate of 8.4% and by the Company's interest in improved earnings of ATC.

Financing Costs:   Total financing costs decreased by $2.1 million in the nine months ended September 30, 2003 compared to the same period in 2002. This decline was primarily due to lower interest rates and the timing of bond maturities and new bond issues.

Income Taxes:   For the first nine months of 2003, the Company's effective tax rate was 36.9%, which was less than the rate of 38.9% for 2002. This reduction in the effective income tax rate was due primarily to tax credits associated with a rehabilitation project.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes Wisconsin Electric's cash flows during the first nine months of 2003 and 2002:

	Nine Months Ended September 30
Wisconsin Electric Company	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$432.8	$600.3
Investing Activities	($290.9)	($289.2)
Financing Activities	($140.6)	($326.8)

Operating Activities

Cash provided by operating activities decreased to $432.8 million during the first nine months of 2003 compared with $600.3 million during the same period in 2002. This decrease was primarily due to a $116 million refund in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation. In addition, in the first nine months of 2003 the Company had higher tax payments and increased use of working capital due to higher natural gas prices compared to the same period in 2002.

Investing Activities

During the first nine months of 2003, Wisconsin Electric invested a total of $290.9 million, an increase of $1.7 million over the prior year. In the first nine months of 2003, the Company had capital expenditures of $249.6 million, unchanged from the prior year.

Financing Activities

During the nine months ended September 30, 2003, the Company used $140.6 million for financing activities compared with using $326.8 million for financing activities during the first nine months of 2002. The primary use of cash in the first nine months of 2003 was for the $134.7 million for dividends paid on common stock.

In May 2003, Wisconsin Electric sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an $800 million shelf registration statement filed with the SEC. Wisconsin Electric used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of Wisconsin Electric's debt securities in June 2003, and to fund the optional redemption in August 2003 of another $60 million debt issue.

In October 2003, Wisconsin Electric redeemed $9 million of 6.85% bonds due October 1, 2021 with short-term borrowings and working capital.

The debt refinancings in June and August 2003 are being accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby gross debt extinguishment costs in the amount of approximately $24.9 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved (See Note 2 in the "Notes to Condensed Consolidated Financial Statements" in Item 1 of Part I of this report).

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2003 are expected to be met through a combination of internal sources of funds from operations, short-term borrowings and existing lines of credit.

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

Wisconsin Electric has $165 million of unsecured notes outstanding at September 30, 2003 that were issued as the support for a similar amount of variable rate tax-exempt bonds issued on its behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Wisconsin Energy and Wisconsin Electric credit agreements provide liquidity support of Wisconsin Electric obligations with respect to variable rate tax-exempt bonds and commercial paper.

Wisconsin Electric had approximately $250 million of available unused lines of bank back-up credit facilities as of September 30, 2003. The Company had approximately $203.2 million of commercial paper outstanding on such date, which is included under short-term debt.

Wisconsin Electric reviews its bank back-up credit facility needs on an ongoing basis and expects to be able to maintain adequate credit facilities to support its operations. The following table summarizes such facility at September 30, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$250.0	$ -	$250.0	Jun-2004	364 day

The following table shows Wisconsin Electric's consolidated capitalization structure at September 30, 2003 and at December 31, 2002:

Capitalization Structure	September 30, 2003		December 31, 2002
	(Millions of Dollars)

Common Equity	$2,108.2	53.1%	$2,049.9	52.6%
Preferred Stock	30.4	0.8%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,595.3	40.2%	1,459.4	37.5%
Short-Term Debt	238.3	5.9%	354.8	9.1%
Total	$3,972.2	100.0%	$3,894.5	100.0%
	=====	=====	=====	=====

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the current ratings of the debt securities of Wisconsin Electric by Standard & Poor's Ratings Services ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch").

	S&P	Moody's	Fitch

Wisconsin Electric Power Company
Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

In October 2003, Moody's lowered Wisconsin Electric's senior secured rating from Aa2 to Aa3, senior unsecured rating from Aa3 to A1, and preferred stock rating from A2 to A3. Moody's confirmed the P-1 commercial paper rating. Moody's rating outlook for Wisconsin Electric is stable.

In October 2003, Fitch lowered Wisconsin Electric's senior secured rating from AA to AA-, senior unsecured rating from AA- to A+, and preferred stock rating from AA- to A. Fitch lowered the commercial paper rating of Wisconsin Electric from F1+ to F1. Fitch's rating outlook for Wisconsin Electric is stable.

S&P's current outlook for Wisconsin Electric is stable.

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

Capital Requirements

Capital requirements during the remainder of 2003 are expected to be principally for capital expenditures. Wisconsin Electric's 2003 annual consolidated capital expenditure budget is approximately $340 million.

Financial Instruments:   Wisconsin Electric is a party to various financial instruments with off-balance sheet risk as a part of its normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. As of September 30, 2003, the Company's estimated maximum exposure under such agreements has not changed significantly compared to December 31, 2002. The Company continues to believe that the likelihood is remote that material payments will be required under these agreements. For information regarding guarantees the Company has entered into, see Note 4 in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

Contractual Obligations/Commercial Commitments:   The Company's total contractual obligations and other commercial commitments as of September 30, 2003 increased compared with December 31, 2002 due to Wisconsin Electric's sale of $635 million of unsecured debentures. These obligations were offset by the optional redemptions of $425 million and $60 million of the Company's debt securities in June and August 2003, respectively, and customary periodic payments, along with reductions during the first nine months of 2003 in obligations and commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Commodity Price Risk:   Wisconsin's retail electric fuel cost adjustment procedure mitigates some of Wisconsin Electric's risk of electric fuel cost fluctuation. On a prospective basis, if cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process. The PSCW has authorized the inclusion of price risk management financial instruments for the management of the Company's electric fuel-related costs. For the nine months ended September 30, 2003, the Company's fuel cost has exceeded fuel recovery by approximately $17.0 million. The Company anticipates this number to be less by year end 2003. The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for the gas utility operations of Wisconsin Electric through gas cost recovery mechanisms, which mitigate most of the risk of gas cost variations.

Credit Rating Risk:   Wisconsin Electric does not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. Wisconsin Electric has certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At September 30, 2003, the Company estimates that the potential payments under such agreements that could result from credit rating downgrades totaled approximately $88 million.

UTILITY RATES AND REGULATORY MATTERS

Fuel Cost Adjustment Procedure:   In February 2003, Wisconsin Electric completed a power supply cost analysis which included updated natural gas cost projections for 2003. Based upon this analysis, the Company determined that projected costs had deviated outside of a range prescribed by the PSCW when compared to fuel and purchased power costs authorized in current rates. As a result, the Company filed a request with the PSCW in February 2003 to increase Wisconsin retail electric rates by $55.0 million annually to recover the forecasted increases in fuel and purchased power costs. Wisconsin Electric received an interim order from the PSCW authorizing an increase of $55.0 million in electric rates in

March 2003, subject to refund to the extent the final order authorizes recovery of a lesser amount. The interim order was subject to PSCW audit and final order.

In October 2003, the PSCW approved the fuel surcharge adjustment request authorizing an increase of $61.2 million for 2003, $6.2 million more than the interim order on an annualized basis. The final order reflects actual costs incurred and changes in natural gas prices. The final order imposes an obligation on Wisconsin Electric to refund any fuel surcharge amounts that result in excess revenues as defined. The Company does not anticipate a refund to occur.

Limited Rate Adjustment Request:   Under the conditions of the PSCW Order authorizing Wisconsin Energy's acquisition of WICOR, Inc., Wisconsin Energy and its subsidiaries are authorized to seek rate reviews with the PSCW during a five-year rate restriction period that began January 1, 2001 limited to changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

On July 2, 2003, the Company filed an application with the PSCW for $64.1 million of total rate adjustments for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of the Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, and (3) costs related to steam utility operations. The filing identifies anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for electric operations and $0.6 million (3.9%) for steam operations. The filing also includes an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for steam operations. The Company continues to respond to PSCW information requests and expects to update its filing with the PSCW at the end of 2003 to reflect additional anticipated 2005 revenue deficiencies associated with the Oak Creek Generating Units that are contemplated as part of the Power the Future strategy. The Company anticipates an order from the PSCW on the 2004 revenue deficiences in early 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within its utility service territories, and limited governmental assistance available to low-income customers, the Company has seen a significant increase in residential uncollectible accounts receivable. Because of this, the Company sent a letter to the PSCW on July 23, 2003 requesting authority to defer for future rate recovery all bad debt expenses incurred during 2003 in excess of amounts included in current utility rates. The PSCW approved the Company's request in October 2003; however the Company has not received a final order. As such, the Company has not yet determined the financial impact of the PSCW's decision.

Power the Future - Port Washington:   After receiving approval from the PSCW for the Port Washington project, We Power entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for the Port Washington Generating Station Unit 1. We Power began construction of the new facility in July 2003 and expects to complete construction of Unit 1 by the end of the second quarter of 2005. We Power began collecting certain costs from Wisconsin Electric in the third quarter of 2003 as provided for in leased generation contracts that were signed in May 2003. In January 2003, Wisconsin Electric filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request at an open meeting in April 2003. (See "Limited Rate Adjustment Request" above for further information.) Before beginning construction of Port Washington Generating Station Unit 2, the order from the PSCW authorizing the Port Washington project requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. In October 2003, the Company received approval from the Federal Energy Regulatory Commission ("FERC") to transfer by long-term lease certain FERC jurisdictional assets from We Power to Wisconsin Electric.

In March 2003, an individual who participated in the Port Washington CPCN proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 order granting the CPCN to commence construction at the Port Washington Generating Station (the "Order"). Wisconsin Energy believes the petition has no merit and in March 2003 filed a notice of appearance and statement of position asking that the Order be upheld and the petition dismissed. In October 2003, the petitioner filed a reply brief, but the Court has allowed the petitioner to supplement such brief. This supplement is due in November 2003.

Associated with construction of the Port Washington Generating Station under Wisconsin Energy's Power the Future strategy, Wisconsin Gas received a Certificate of Authority from the PSCW in December 2002 authorizing construction of a 16.8 mile natural gas lateral that will connect the plant to the ANR Pipeline. Wisconsin Gas received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources ("WDNR") on July 3, 2003 approving construction of this lateral.

In July and August 2003, two landowners filed separate Petitions for Review in Ozaukee County Circuit Court challenging the Chapter 30 permit issued in July 2003 by the WDNR to Wisconsin Gas for the Port Washington Lateral. Further, in September 2003, one of the same landowners filed an additional Petition for Review in Ozaukee County Circuit Court challenging WDNR's denial of a request for a contested case hearing on the issuance of the Chapter 30 permit. Wisconsin Energy has intervened as a full party in these proceedings and will actively support the validity of the permit.

Power the Future - Oak Creek:   Implementation of phase two of Wisconsin Energy's Power the Future strategy is subject to a number of regulatory approvals. The Company's application seeking the issuance of a CPCN for the construction of additional generating units at the Company's existing Oak Creek Power Plant site was deemed complete by the PSCW on November 15, 2002. In January 2003, certain intervenors filed with the PSCW a petition for review of the completeness determination seeking its reversal. The PSCW denied the intervenors' petition in April 2003 and established a time schedule for the Oak Creek CPCN hearings. Such intervenors subsequently filed a petition for judicial review of the PSCW's denial on May 16, 2003 in Dane County Circuit Court. On June 25, 2003, the Circuit Court dismissed the intervenors' petition.

The Oak Creek CPCN hearings were completed in September 2003 pursuant to a schedule set by the Administrative Law Judge. Wisconsin Electric anticipates receiving a decision from the PSCW on the Oak Creek CPCN no later than November 2003.

In March 2003, the City of Oak Creek announced that it had entered into an environmental and economic agreement with the Company covering its expansion plans for the Oak Creek Power Plant site. Under such agreement, the City will receive annual community-impact mitigation payments for each additional generating unit constructed on the Oak Creek site. Such payments are subject to prior approval by the PSCW. The Company's direct obligations under such agreement are not expected to have a material impact on its financial condition or results of operations. In June 2003, the City issued a conditional use permit allowing new generating station construction activities on the existing Oak Creek site. The Company continues to work with the PSCW and the WDNR to obtain all required permits and project approvals.

In September 2003, several parties submitted to the WDNR a joint Request for Hearing on Wisconsin Electric's application for state water regulatory permits and approvals for its proposed new generating units at the existing Oak Creek Power Plant. The parties requesting the hearing are S.C. Johnson & Son,

Inc., Sierra Club, Citizens for Responsible Power, Clean Wisconsin, and Clean Air Task Force. In October 2003, the WDNR notified the Company that it will grant the hearing request. The matter will be referred to an Administrative Law Judge, who will schedule and conduct the hearing.

On October 29, 2003, the PSCW discussed the major issues regarding the proposed Oak Creek Power Plants. In a release by the PSCW dated October 29, 2003, the PSCW reported that it had reached the following preliminary decisions:

  Additional electric generation was required for Southeast Wisconsin;
  A diversity of fuel sources best serves the state;
  Two coal-fired Super-Critical Pulverized Coal units should be constructed with the first plant going on line in 2009 and the second plant going on line in 2010;
  The cost to construct the two coal units will be $2.15 billion, overall;
  The Return on Equity on the lease agreement with We Power will be set at 12.7% with a capital structure that includes 55% equity;
  The CPCN will be granted contingent upon the Company obtaining the necessary air quality and water permits, and a prudence requirement on any costs above the $2.15 billion; and
  The third proposed Gasification Combined Cycle unit was not approved at this time as the technology is not currently considered cost-effective.

The PSCW announced that the above decisions will be finalized in a Commission Order that will be released before November 10, 2003.

ENVIRONMENTAL MATTERS

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA is expected to develop draft rules by December 2003 and issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. On May 23, 2003, the WDNR released a final draft of the proposed rules, which include mercury emission reductions of 40% by 2010 and 80% by 2015. The rules provide for a multi-emission alternative approach for compliance, but it is not clear if this would apply to the second phase of reductions. On June 25, 2003, the Natural Resources Board approved the rules and sent them to the Wisconsin Legislature. The Wisconsin Legislature rejected the rules during the third quarter of 2003. The Company is currently unable to predict the ultimate rules that will be developed and adopted by the EPA and/or the WDNR, nor is it able to predict the impacts, if any, that the EPA's and/or WDNR's mercury emission control rulemakings might have on the operations of its existing coal-based generating facilities.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   Wisconsin Electric owns two 517-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC ("NMC").

On February 11, 2003, the United States Nuclear Regulatory Commission ("NRC") issued an order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors such as Point Beach. The order formally establishes requirements for licensees to implement the provisions of NRC Bulletin 2002-02, Reactor Pressure Vessel Head Penetration Nozzle Inspection Programs, issued on August 9, 2002. The Company plans to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed such an application with the PSCW on June 6, 2003. In October 2003 the PSCW approved reactor vessel head replacement for Units 1 & 2 at Point Beach. Total capital expenditures to replace the two reactor vessel heads are estimated at approximately $54 million.

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

NMC attended a regulatory conference with the NRC in June 2003 to provide additional information and discuss the significance of the findings. The NRC conducted a supplemental inspection at Point Beach in three phases during the third quarter of 2003 to determine further follow-up actions, if any. NRC identified a number of potential violations and areas for improvement but concluded that Point Beach continues to operate safely. NRC expects to discuss the results of this inspection in a public meeting in mid-November 2003. The Company is currently unable to estimate the additional impact that may result.

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

  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting the utility service territories or operating environment.
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation, distribution system and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
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
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of litigation with insurance carriers to recover costs and expenses associated with the Giddings & Lewis Inc. / City of West Allis lawsuit against the Company.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning commodity price risk and credit rating risk at Wisconsin Electric Power Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of this report and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Part I of Wisconsin Electric's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2003. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Factors Affecting Results, Liquidity and Capital Resources - Market Risks and Other Significant Risks," in Part II of Wisconsin Electric's 2002 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of Wisconsin Electric's 2002 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of Wisconsin Electric's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2003.

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

ENVIRONMENTAL MATTERS

EPA Information Requests:   Wisconsin Electric received requests between 2000 and 2002 for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note 6 -- Commitments and Contingencies" in the Notes to Consolidated Condensed Financial Statements in Item 1 of Part I of this report.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning recent PSCW actions related to Wisconsin Energy's Power the Future strategy.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors Affecting Results, Liquidity and Capital Resources" in Part I of this report for information concerning rate matters in the jurisdictions where Wisconsin Electric does business and for information concerning nuclear operations at Point Beach Nuclear Plant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

The following Exhibits are filed or furnished with or incorporated by reference in this Form 10-Q report:

Exhibit No.

10	Material Contracts

10.1

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Incorporated herein by reference to Exhibit 10.3 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q (File No. 001-09057).)

10.2

Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Incorporated herein by reference to Exhibit 10.4 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q (File No. 001-09057).)

10.3

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003. (Incorporated herein by reference to Exhibit 10.3 to Wisconsin Energy Corporation's 9/30/03 Form 10-Q (File No. 001-09057) filed October 31, 2003.)

10.4

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003. (Incorporated herein by reference to Exhibit 10.4 to Wisconsin Energy Corporation's 9/30/03 Form 10-Q (File No. 001-09057) filed October 31, 2003.)

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

A Current Report on Form 8-K dated as of July 25, 2003 was filed by Wisconsin Electric on July 25, 2003 to report that Richard R. Grigg had decided to retire effective March 1, 2004, and relinquished as of July 31, 2003 the titles of President of Wisconsin Electric and President and

Chief Operating Officer of Wisconsin Gas Company and all directorships with Wisconsin Energy Corporation and its subsidiaries.

A Current Report on Form 8-K dated as of September 15, 2003 was filed by Wisconsin Electric on September 15, 2003 to report that Rick Kuester was named President and Chief Executive officer of We Generation, Wisconsin Energy's electric generation group, effective October 13, 2003.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 5, 2003	Stephen P. Dickson Controller, Chief Accounting Officer and duly authorized officer