Form 10-K
period 2003-12-31
WISCONSIN ELECTRIC POWER CO
filed 2004-03-08
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Electric Power Company held by non-affiliates as of June 30, 2003 was zero. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2004):

Common Stock, $10 Par Value, 33,289,327 shares outstanding.

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's definitive information statement for its Annual Meeting of Stockholders, to be held on April 30, 2004, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS
Item	Page
PART I

1. Business ..........................................................................................................................................	4

2. Properties ........................................................................................................................................	18

3. Legal Proceedings ...........................................................................................................................	19

4. Submission of Matters to a Vote of Security Holders .....................................................................	20

Executive Officers of the Registrant .................................................................................................	20

PART II

5. Market for Registrant's Common Equity and Related Stockholder Matters ..................................	22

6. Selected Financial Data ...................................................................................................................	23

7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...............	25

7A.Quantitative and Qualitative Disclosures About Market Risk .......................................................	55

8. Financial Statements and Supplementary Data ...............................................................................	56

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............	84

9A. Controls and Procedures ...................................................................................................................	84

PART III

10. Directors and Executive Officers of the Registrant ........................................................................	84

11. Executive Compensation .................................................................................................................	85

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85

13. Certain Relationships and Related Transactions ..............................................................................	85

14. Principal Accountant Fees and Services .....................................................................................................	85

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................................	86

Signatures ...........................................................................................................................................	87

Exhibit Index .......................................................................................................................................	E-1

PART I
ITEM 1.	BUSINESS

INTRODUCTION

Wisconsin Electric Power Company (Wisconsin Electric), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), was incorporated in the state of Wisconsin in 1896. Unless qualified by their context when used in this document, the terms the Company, Our, Us or We refer to Wisconsin Electric Power Company and its subsidiaries. We are an electric, gas and steam utility which serves approximately 1,068,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 428,700 gas customers in Wisconsin and about 460 steam customers in metro Milwaukee, Wisconsin. We maintain our principal executive offices in Milwaukee, Wisconsin.

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. For further financial information about our business segments, see "Results of Operations" in Item 7 and "Note M -- Segment Reporting" in the Notes to Consolidated Financial Statements in Item 8.

Wisconsin Energy is also the parent company of Wisconsin Gas Company (Wisconsin Gas) a natural gas distribution utility, which serves customers throughout Wisconsin, and Edison Sault Electric Company (Edison Sault) an electric utility which serves customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of "We Energies".

Power the Future Strategy:   In late February 2001, Wisconsin Energy filed a petition with the Public Service Commission of Wisconsin (PSCW) starting the regulatory review process for a 10-year strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of Wisconsin Energy's Power the Future strategy, Wisconsin Energy is: (1) investing in new natural gas-based and coal-based electric generating facilities, (2) upgrading our existing electric generating facilities and (3) investing in upgrades of our existing energy distribution system. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals. Additional information concerning Power the Future may be found below under "Environmental Compliance" as well as in Item 7.

Other:   Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate.

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC), including factors described throughout this document and in "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

We are the largest electric utility in the state of Wisconsin. We generate, distribute and sell electric energy in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Electric Sales

See "Selected Operating Data" in Item 6 for certain electric utility operating information by customer class during the period 1999 through 2003.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities, and in certain territories in the state of Michigan pursuant to franchises granted by municipalities. We also sell wholesale electric power.

Our electric energy sales to all classes of customers totaled approximately 30.7 million megawatt hours (mwh) during 2003, a 1.1% increase from 2002. Approximately 0.4 million of megawatt-hour sales during 2003 were to Edison Sault. We had approximately 1,068,000 electric customers at December 31, 2003, an increase of 1.1% since December 31, 2002.

Electric Sales Growth:   Assuming moderate growth in the economy of our electric utility service territories and normal weather, we presently anticipate total retail and municipal electric kilowatt-hour sales to grow at a compound annual rate of 2.0% over the five-year period ending December 31, 2008.

Sales To Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. We currently have special negotiated power-sales contracts with these mines that expire in 2007. The combined electric energy sales to the two mines accounted for 7.1% and 6.5% of our total electric utility energy sales during 2003 and 2002, respectively.

Sales to Wholesale Customers:   During 2003, we sold wholesale electric energy to three municipally owned systems, two rural cooperatives and two municipal joint action agencies located in the states of Wisconsin, Michigan and Illinois. We also made wholesale electric energy sales to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission (FERC). Wholesale sales accounted for approximately 9.5% of our total electric energy sales and 5.0% of total electric operating revenues during 2003 compared with 8.7% of total electric energy sales and 4.6% of total electric operating revenues during 2002.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. As a summer peaking utility, we reached our all-time electric peak demand obligation of 6,376 megawatts on August 21, 2003. The summer period is the most relevant period for capacity planning purposes for us due to cooling load. We are a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 14.12% planning reserve margin in place prior to the upcoming peak season. PSCW guidelines for electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission (MPSC) has not provided guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2003 and expect to have adequate capacity to meet all of our firm obligations during 2004. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. For additional information regarding our generation facilities, see Item 2.

Competition

Prior to 2003, the nation's electric utility industry had been following a trend towards restructuring and increased competition. However, given electric reliability problems experienced in the eastern United States during the summer of 2003 and in the state of California in 2001 and 2002, which had previously restructured its electric industry framework, and given the current status of restructuring initiatives in regulatory jurisdictions where we primarily do business, we do not expect significant electric deregulation in Wisconsin in the next five years. For additional information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Electric Supply

The table below indicates our sources of electric energy supply, including net generation by fuel type, for the following years ended December 31:

	Estimate	Actual

	2004 (a)	2003	2002	2001

Coal	58.6%	59.4%	59.2%	62.2%
Nuclear	24.3%	25.0%	25.0%	25.0%
Hydroelectric	1.2%	1.1%	1.4%	1.1%
Natural gas	0.6%	0.6%	0.8%	0.7%
Oil and Other (b)	0.1%	0.1%	0.1%	0.1%

Net Generation	84.8%	86.2%	86.5%	89.1%
Purchased Power (c)	15.2%	13.8%	13.5%	10.9%

Total	100.0%	100.0%	100.0%	100.0%

(a)

Estimated assuming that there are no unforeseen contingencies such as unscheduled maintenance or repairs of our generating facilities or of regional electric transmission facilities. See "Factors Affecting Results, Liquidity and Capital Resources -- Cautionary Factors" in Item 7.

(b)	Includes generation by alternative renewable sources.

(c)	Excludes total intercompany sales between Edison Sault and Wisconsin Electric of 393.3 thousand mwh during 2003, 364.6 thousand mwh during 2002 and 305.5 thousand mwh during 2001.

Our net generation totaled 27.8 million megawatt hours during 2003 compared with 27.6 million megawatt hours during 2002 and 28.7 million megawatt hours during 2001. The decline in 2002 generation was primarily due to an increase in scheduled outages at our generating facilities. When compared with the past three years, net generation as a percent of our total electric energy supply is expected to decrease during 2004 in large part due to the Port Washington unit retirements in anticipation of the construction of two natural gas-based generation facilities at the same site, one of which is expected to become operational in 2005. Purchased power is expected to be the primary source of additional electric energy supply required to meet load growth in the next year.

Our average fuel and purchased power costs per megawatt hour by fuel type for the years ended December 31 are shown below.

	2003	2002	2001

Coal	$12.93	$12.09	$12.44
Nuclear	$4.79	$5.04	$5.78
Natural Gas	$93.42	$60.56	$72.31
Purchased Power	$39.89	$34.50	$39.66

The fuel costs for coal and nuclear generation are relatively stable as most of these fuel costs are under long-term contracts. However, some of our coal contracts expire in the near future and we may incur increases in coal prices, subject to market conditions. The costs for natural gas and purchased power, which is primarily natural gas-based, are more volatile.

Our installed capacity by fuel type for the years ended December 31, is shown below.

	2003	2002	2001

Dependable capability in megawatts(a)

Coal	3,560	3,636	3,639
Nuclear	1,036	1,022	1,022
Natural Gas/Oil (b)	1,157	1,183	1,171
Hydro	57	57	57

Total	5,810	5,898	5,889

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution system that delivers gas to the plants.

Coal-Based Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2004, 99% of our projected coal requirements of 12.0 million tons will be under contracts, which are not tied to 2004 market pricing fluctuations. We do not anticipate any problem in procuring our remaining 2004 coal requirements through short-term or spot purchases and inventory adjustments. Our coal-based generation consists of seven operating plants with a dependable capability of approximately 3,560 megawatts.

Following is a summary of the annual tonnage amounts for our principal long-term coal contracts by the month and year in which the contracts expire.

Contracts Expiration Date	Annual Tonnage

Dec. 2004	500,000-2,000,000
Dec. 2005	4,800,000
Dec. 2006	5,200,000
Dec. 2008	1,200,000

As of the beginning of 2004, we had approximately a 118-day supply of coal in inventory at our coal-based facilities.

Coal Deliveries:   Approximately 75% of our 2004 coal requirements are expected to be delivered by our owned or leased unit trains. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Port Washington Power Plants by lake vessels. Coal from central Appalachia is shipped via rail to Lake Erie transfer docks and transported by lake vessel to Milwaukee where it is delivered to the Milwaukee County Power Plant by truck. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachia and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-based generating facilities, see "Environmental Compliance".

Nuclear Generation

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. The Nuclear Management Company, LLC (NMC), which operates Point Beach for us, filed an application with the NRC in February 2004 to renew the operating licenses for both of our nuclear reactors for an additional 20 years. For additional information concerning Point Beach, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note E -- Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Management Company:   NMC, owned by one of our affiliates and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC provides services to eight nuclear generating units at six sites in the states of Wisconsin, Minnesota, Michigan, and Iowa with a total combined generating capacity of about 4,500 megawatts as of December 31, 2003. We continue to own Point Beach and retain exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Fuel Supply:   We purchase uranium concentrates (Yellowcake) and contracts for its conversion, enrichment and fabrication. We maintain title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach; it is then sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see "Note G -- Long-Term Debt" in the Notes to Consolidated Financial Statements in Item 8.

Uranium Requirements:   We require approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Point Beach has staggered, extended fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, which supplies 100% of the annual requirements through 2007.

Conversion:   We have a long-term contract with a provider of uranium conversion services to supply 75% of the conversion requirements for the Point Beach reactors through 2004. We have an additional long-term conversion contract with a second conversion supplier to supply the remaining 25% of our annual conversion requirements through 2004. We also have the option to utilize two NMC fleet contracts for conversion services to meet approximately 45% of our conversion requirements through 2007. We are currently pursuing additional contracts for conversion services for Point Beach beyond our 2004 requirements.

Enrichment:   We effectively have one long-term contract that provides for 100% of the required enrichment services for the Point Beach reactors through the year 2006.

Fabrication:   Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Company, LLC for the balance of the plant's current operating licenses.

Used Fuel Storage & Disposal:   For information concerning used fuel storage and disposal issues, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Nuclear Decommissioning:   We provide for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment results, brought the balance in the fund at December 31, 2003 to approximately $674.4 million. For additional information regarding decommissioning, see "Note E -- Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Plant Insurance:   For information regarding nuclear plant insurance, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 and "Note E - Nuclear Operations" in the Notes to Consolidated Financial Statements in Item 8.

Hydroelectric Generation

Our hydroelectric generating system consists of fourteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts. Thirteen of these plants are licensed by the FERC. The fourteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the thirteen licensed plants, twelve plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC, and one plant, the Sturgeon project, will not be relicensed and is intended to be removed. Removal of the Sturgeon project has commenced and will continue over the next several years.

Natural Gas-Based Generation

Our natural gas-based generation consists of four operating plants with a dependable capability of approximately 1,157 megawatts. The Concord and Paris Combustion Turbine Power Plants, Germantown Unit 5 and the Oak Creek combustion turbine use natural gas as their primary fuel, with fuel oil as backup. Natural gas is also used for boiler ignition and flame stabilization purposes at the Pleasant Prairie and Oak Creek Power Plants. Gas for these plants is purchased on the spot market from gas marketers and/or producers and delivered on our gas operations local distribution system. An interruptible balancing and storage agreement with ANR Pipeline Company is intended to facilitate the variable gas usage pattern of the combustion turbine plants.

Natural gas for the gas-based boiler at the Milwaukee County Power Plant and for boiler ignition and flame stabilization at the Valley Power Plant is purchased under an agency agreement with a gas marketing company. The agent purchases natural gas and arranges for interstate pipeline transportation to Wisconsin Gas, the local gas distribution utility. Wisconsin Gas then transports our gas to each plant under interruptible tariffs.

We also have power purchase agreements with Alliant Energy Neenah, LLC (Alliant), a subsidiary of Alliant Energy Corporation and LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., both of which utilize natural gas as primary fuel and fuel oil as back-up fuel. LSP-Whitewater, LP is responsible for its own natural gas and fuel oil procurement for its Whitewater Cogeneration Facility. We procure and deliver fuel to Alliant's Neenah Energy Facility and receive the electric power produced, as discussed in "Purchase Power Commitments" below. We have another power purchase agreement with Calpine Corporation for peaking capacity from a Zion, Illinois facility, which began commercial operation during the summer of 2002. We procure and deliver natural gas to the plant and receive the electric power produced, similar to the Alliant agreement.

During 2003, the PSCW approved a program for a two-year period allowing us to hedge up to 75% of our estimated monthly gas purchases for electric generation. We include the costs of this risk management program in our fuel and purchased power costs.

We are the gas distribution utility for Concord, Paris, Pleasant Prairie, Whitewater Cogeneration Facility and Oak Creek Power Plants. Wisconsin Gas is the gas distribution utility for the Valley and Milwaukee County Power Plants. Both the Germantown Power Plant and Alliant's Neenah Energy Facility are directly connected to ANR Pipeline, with no gas distribution utility involvement.

Oil-Based Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants units 1-4. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-based turbines discussed above. The natural gas facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or in the local gas distribution system that delivers gas to the plants. Fuel oil requirements are purchased under partnering agreements with suppliers that assist us with inventory tracking and oil market price trends.

Purchase Power Commitments

To meet a portion of our anticipated increase in future electric energy supply needs, we have entered into separate long-term power purchase contracts with LSP-Whitewater, LP, Alliant, Calpine Corporation and Ameren Energy Marketing Company.

The contract with LSP-Whitewater, LP, a subsidiary of Cogentrix, Inc., for 236 megawatts of firm capacity from the gas-based Whitewater Cogeneration Facility located in Whitewater, Wisconsin, does not include any minimum energy requirements.

Alliant's Neenah Energy Facility is a 300-megawatt gas turbine peaking facility in the town of Neenah, Wisconsin, which began commercial operations in May 2000. The purchase power agreement with Alliant is similar in structure to arrangements commonly referred to in the electric industry as "tolling arrangements." We deliver fuel to the facility and receive electric power. We pay Alliant a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the agreement, which ends in May 2008.

Calpine Corporation's Zion, Illinois facility consists of three 150 MW gas turbine peaking units. Two units became commercial in 2002 and the third unit became commercial in 2003. All three units were under contract to us during 2003. We will also have the full 450 megawatts available for our use in 2004. This power purchase agreement is also a tolling agreement.

Ameren Energy Marketing's Elgin Energy Center, located in Elgin, Illinois, began commercial operation in fall 2002. It consists of four, 116 megawatt combustion turbine units, one of which will be under contract to Wisconsin Electric starting June 1, 2004. This agreement is also a tolling agreement and has a term of five years.

We currently expect to utilize new generating capacity identified in Wisconsin Energy's Power the Future proposal, as well as purchase power commitments with independent power producers to meet our electric demand load growth.

In the normal course of business, we utilize contracts of various duration for the forward purchase of electricity to meet load requirements in an economic manner and when the anticipated market price for electric energy is below our expected incremental cost of generation. Contracts of this nature are one of the power supply resources we use to meet our reliability requirements.

Electric Transmission

American Transmission Company:   Effective January 1, 2001, we transferred all of our electric utility transmission assets to American Transmission Company LLC (ATC) in exchange for an ownership interest in this new company. Joining ATC is consistent with the FERC's Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. At December 31, 2003, we owned approximately 34.6% of ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. ATC is expected to provide comparable service to all customers, including us, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO. We are a non-transmission owning member and customer of the Midwest ISO.

We have contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. We provided services with an annual cost of approximately $31 million, $52 million, and $53 million during 2003, 2002, and 2001, respectively, and expect them to continue to decline in future years as ATC provides more of these services itself.

Midwest ISO:   In connection with its role as a FERC-approved Regional Transmission Organization (RTO), the Midwest ISO is in the process of developing a bid-based energy market which is currently proposed to be implemented on December 1, 2004.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in Midwest ISO.

Lost Revenue Charges:   The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC's requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM Interconnection, LLC, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

For further information, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Renewable Electric Energy

Wisconsin Energy's Power the Future plan includes a commitment to significantly increase the amount of renewable energy generation we utilize beyond that required by Wisconsin law. Our target is to provide 5% of retail electric sales in Wisconsin from renewable energy resources by the year 2011. In addition, we have an "Energy For Tomorrow®" renewable energy program to promote additional usage by our customers of energy produced from renewable resources.

Wisconsin's public benefits legislation requires that retail energy providers supply a minimum of 0.5% of their Wisconsin retail electric sales from renewable energy increasing to 2.2% by the year 2011. We met this requirement for 2003. For more information about public benefits see "Regulation" below.

GAS UTILITY OPERATIONS

We are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. We also transport customer-owned gas. Our gas utility operates in three distinct service areas: west and south of the City of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See "Selected Operating Data" in Item 6 for selected gas utility operating information by customer class during the period 1999 through 2003.

We delivered approximately 888.3 million therms of gas during 2003, including customer-owned transported gas, a 0.2% decrease compared with 2002. At December 31, 2003, we were transporting gas for approximately 370 customers who purchase gas directly from other suppliers. Transported gas accounted for approximately 35% of our total volumes delivered during 2003, 38% during 2002 and 39% during 2001. We had approximately 428,700 gas customers at December 31, 2003, an increase of approximately 2.0% since December 31, 2002.

Our maximum daily send-out during 2003 was 718,046 dekatherms on January 22, 2003.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for our electric energy supply represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total therm deliveries of natural gas to grow at an annual rate of approximately 0.8% over the five-year period ending December 31, 2008. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our gas utility service territories and normal weather.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. We offer lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and us to have the gas transported to the facilities where it is used. We earn substantially the same margin (difference between revenue and cost of gas) whether we sell and transport gas to customers or only transport their gas.

Our future ability to maintain our present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends upon our success and the success of third-party gas marketers in obtaining long-term and short-term supplies of natural gas at competitive prices compared to other sources and in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage:   In addition to the Guardian pipeline that receives gas supply in the Joliet, Illinois market hub, the interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. We have contracted for long-term firm capacity from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity than would otherwise be necessary and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We also maintain high deliverability storage in the mid-continent and Southeast production areas, as well as in our market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   We currently have contracts for firm supplies with terms in excess of 30 days with eight gas suppliers for gas acquired in the Chicago area hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like our gas operations, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to our gas cost incentive mechanism pursuant to which we have an opportunity to share in the cost savings. See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7 for information on the gas cost recovery mechanism and gas cost incentive mechanism. During 2003, we continued our active participation in the capacity release market.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchases spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge up to 50% of planned flowing gas and storage inventory supply using NYMEX based natural gas options. That approval allows us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our gas cost recovery (incentive) mechanism.

Guardian Pipeline:   In March 1999, WICOR, Inc. (WICOR), which was acquired by Wisconsin Energy in April 2000, announced the formation of a joint venture, Guardian Pipeline, L.L.C. (Guardian), to construct the Guardian interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin. The Guardian pipeline is designed to serve the growing demand for natural gas in Wisconsin and northern Illinois. WICOR, WPS Investments, LLC, an affiliate of WPS Resources Corporation, and an affiliate of Northern Border Partners, LLP have equal co-ownership interests in Guardian. On March 14, 2001, the FERC issued a certificate of public convenience and necessity authorizing construction and operation of the Guardian pipeline. The Guardian pipeline began operation in December 2002 and we have been transporting natural gas on the pipeline since that time.

STEAM UTILITY OPERATIONS

Our steam utility generates, distributes and sells steam supplied by our Valley and Milwaukee County Power Plants. We operate a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from our Valley Power Plant, a coal-based cogeneration facility. We also operate the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2003, the steam utility had $22.5 million of operating revenues from the sale of 3,073 million pounds of steam compared with $21.5 million of operating revenues from the sale of 3,001 million pounds of steam during 2002. As of December 31, 2003 and 2002, steam was used by approximately 460 and 470 customers, respectively, for processing, space heating, domestic hot water and humidification.

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters" in Item 7.

REGULATION

We are an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and Rule 2 thereunder and, accordingly, are exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility.

We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. We are subject to regulation of the PSCW as to certain levels of short-term debt obligations. We are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Our hydroelectric facilities are regulated by the FERC. We are subject to regulation of the FERC with respect to wholesale power service and accounting. For information on how our rates are set, see "Rates and Regulatory Matters" in Item 7.

The following table compares the source of our operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2003.
	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin
Electric Utility -- Retail	$1,762.8	69.9%	$1,687.5	73.5%	$1,611.8	69.5%
Gas Utility -- Retail	513.0	20.3%	389.8	17.0%	457.1	19.7%
Other Utility -- Retail	22.4	0.9%	21.5	0.9%	21.8	1.0%

Total	2,298.2	91.1%	2,098.8	91.4%	2,090.7	90.2%
Michigan
Electric Utility -- Retail	123.9	4.9%	110.7	4.8%	110.8	4.8%
FERC
Electric Utility -- Wholesale	99.8	4.0%	86.4	3.8%	117.2	5.0%

Total Utility Operating Revenues	$2,521.9	100.0%	$2,295.9	100.0%	$2,318.7	100.0%

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see "Factors Affecting Results, Liquidity and Capital Resources" in Item 7.

Operation and construction relating to our Point Beach Nuclear Plant are subject to regulation by the NRC. Our operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources (WDNR), the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

Electric Reliability Legislation:   In 1998, the Wisconsin State Legislature passed and the Governor of Wisconsin signed into law 1997 Wisconsin Act 204, intended to address concerns with electric reliability in the state of Wisconsin. 1997 Wisconsin Act 204 included new requirements concerning market power, which utilities and their affiliates must meet in order to construct generating facilities. The requirements apply to electric utility facilities in excess of 100 megawatts.

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of Administration. The law also required utilities to continue to collect the funds at existing levels for low-income customers, conservation and environmental research and development programs and to transfer the funds for these programs to the Department of Administration. We implemented this change in October 2000. The utilities' traditional role of providing these programs has shifted to the Department of Administration, which administers the funds for a statewide public benefits program.

This law also requires that retail energy providers supply 0.5% of their Wisconsin retail electric sales from renewable energy, which we did in 2003, with the required minimum percentage increasing to 2.2% by the year 2011.

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

Our compliance with federal, state and local environmental protection requirements resulted in capital expenditures of approximately $15 million in 2003 compared with $77 million in 2002. Expenditures incurred during 2003 primarily included costs associated with the installation of pollution abatement facilities at our power plants. These expenditures are expected to approximate $105 million during 2004, reflecting nitrogen oxide (NOx) and other pollution control equipment needed to comply with various rules promulgated by the EPA.

We estimate our operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems to have been approximately $51 million during 2003 and $46 million during 2002.

Solid Waste Landfills

We provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Giddings and Lewis, Inc./City of West Allis Lawsuit:    For information about this matter, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation and/or monitoring include:

Lakeside Property:   During 2001, we completed an investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Excavation and utilization of residual coal at the site, slope stabilization and cover construction have been completed. Currently, discussion is taking place with neighbors and other interested parties to determine ultimate use of the remediated property and some other adjacent land also owned by us. Future costs for remediation of this site are estimated to be approximately $2.8 million.

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted us to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future costs for remediation are estimated to be approximately $3.5 million and involve reconfiguration of the site and construction of a new cap, which will be accomplished as a part of site upgrades needed to facilitate construction of the new power plants under Wisconsin Energy's Power the Future plan.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8.

Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country's electric utilities are the acid rain and nonattainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. Phase I became effective in 1995 and Phase II became effective during the year 2000. We have met the requirements of Phase I. The Phase II requirements are having a minimal impact because of existing cost effective compliance strategies and previous actions taken.

Ozone nonattainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases ending in 2007.

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.

Wisconsin Energy's Power the Future strategy provides a plan to meet the growing demand for electricity while using environmentally friendly equipment. Under Power the Future, Wisconsin Energy plans to build four new generating units, a total of 2,320 megawatts of capacity, at a total cost of approximately $2.8 billion (in year of occurrence dollars). We will lease the plants from our affiliate. When the plants are completed, Wisconsin Energy expects to own approximately 1,090-megawatts of new natural gas-based generation and 1,030-megawatts of new coal-based generation. Wisconsin Energy plans to build the two coal units at the site of our existing Oak Creek Power Plant. Wisconsin Energy anticipates that two unaffiliated entities together will own approximately 17% or 204-megawatts of these two units. The Oak Creek units will use a supercritical pulverized coal design and state-of-the-art emission controls. The two natural gas-based units are being constructed at our existing Port Washington Power Plant site, where older, less efficient coal-based units installed before 1950 are being retired. Implementation of Wisconsin Energy's Power the Future plan also provides for upgrades to our existing power plants and modernization to increase efficiency and reduce emissions. As a result of the use of the latest emission reduction technologies on the new units, and the installation of equipment to reduce emissions on certain of our existing coal-based units, the plan results in a significant reduction in SO2, NOx, and mercury emissions. In addition to the positive environmental attributes of the generation technologies, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to address greenhouse gas issues. For further information about Wisconsin Energy's Power the Future strategy, see "Corporate Developments" in Item 7.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by the electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2003, we had 5,146 total employees of which 3,542 were represented under labor agreements.

The employees represented under labor agreements were with the following bargaining units as of December 31, 2003.

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	2,650	August 15, 2004
Local 317 of International Union of Operating Engineers	472	September 30, 2006
Local 12005 of United Steel Workers of America	189	November 6, 2004
Local 7-0111 of Paper, Allied- Industrial Chemical & Energy Workers International Union	67	November 3, 2004
Local 510 of International Brotherhood of Electrical Workers	164	April 30, 2004*

Total	3,542

*Currently under negotiation.

ITEM 2.	PROPERTIES

We own our principal properties outright except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others. Substantially all of our fixed properties and franchises are subject to a first mortgage lien.

Effective January 1, 2001, we exited the electric transmission business by contributing all of our transmission assets to ATC in exchange for an equity interest in this new company. For further information, see "Electric Utility Operations" in Item 1.

We own the following generating stations with dependable capabilities as indicated.

Name	Fuel	No. of Generating Units	Dependable Capability In Megawatts (a)
			July 2003	December 2003

Steam Plants
Point Beach	Nuclear	2	1,026	1,036
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1,224	1,234
Port Washington (b)	Coal	3	225	225
Valley	Coal	2	267	227
Edgewater 5 (c)	Coal	1	106	106
Milwaukee County	Coal	3	10	11

Total Steam Plants		26	4,611	4,596
Hydro Plants (14 in number)		37	55	57
Germantown Combustion Turbines (d)	Gas/Oil	5	345	345
Concord Combustion Turbines (d)	Gas/Oil	4	376	376
Paris Combustion Turbines (d)	Gas/Oil	4	400	394
Other Combustion Turbines & Diesel (b) (d)	Gas/Oil	4	38	42

Total System		80	5,825	5,810

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(b)	We retired Units 4 and 6 effective January 1, 2003, which resulted in a decrease of 97 megawatts. We intend to retire the remaining coal units in the fall of 2004.

(c)	We have a 25% interest in Edgewater 5 Generating Unit, which is operated by Alliant Energy, an unaffiliated utility.

(d)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

As of December 31, 2003, we operated approximately 21,900 pole-miles of overhead distribution lines and 19,800 miles of underground distribution cable as well as approximately 345 distribution substations and 260,200 line transformers.

As of December 31, 2003, our gas distribution system included approximately 8,800 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. We have a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. We also have propane air systems for peaking purposes. These propane air systems will provide approximately 2,400 dekatherms per day of supply to the system.

As of December 31, 2003, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 9.0 miles of walkable tunnels and other pressure regulating equipment.

We own various office buildings and service centers throughout our service area.

ITEM 3.	LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. Management believes that, perhaps with immaterial exceptions, our existing facilities are in compliance with applicable environmental requirements.

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

UTILITY RATE MATTERS

See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning rate matters in the jurisdictions where we do business.

OTHER MATTERS

Used Nuclear Fuel Storage and Removal:   See "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 for information concerning the United States Department of Energy's breach of a contract with us that required the Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against us for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of our electrical system. One such action is currently pending. The claims made against us in this case are not expected to have a material adverse effect on our financial statements.

On July 11, 1996, the PSCW issued its final order regarding the stray voltage policies of Wisconsin's investor-owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and appropriately placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services. While this action has been beneficial in our efforts to manage this controversial issue, it has not had a significant impact on our financial position or results of operations.

On June 25, 2003, the Wisconsin Supreme Court upheld a Court of Appeals decision that affirmed a jury's verdict against us awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Wisconsin Supreme Court rejected the argument that if a utility company's measurement of stray voltage is below the PSCW "level of concern," such company cannot be found negligent in stray voltage cases. The Supreme Court decision held that PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. However, the Supreme Court remanded back to the trial court its requirement imposed on us to replace a cable with an ungrounded distribution line.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that our distribution system caused damage to his livestock. We intend to appeal this decision.

Electromagnetic Fields:   Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. We believe that our facilities are constructed and operated in accordance with all applicable legal requirements and standards. Currently, there are no cases pending or threatened against us with respect to damage caused by electromagnetic fields.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2003 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Richard A. Abdoo, Chairman of the Board and Chief Executive Officer of Wisconsin Energy and Chairman of the Board of Wisconsin Electric and Wisconsin Gas, has indicated his intention to retire from all officer and director positions with Wisconsin Energy and its subsidiaries, and to retire as an employee, effective as of April 30, 2004. Gale E. Klappa, currently President of Wisconsin Energy and President and Chief Executive Officer of Wisconsin Electric and Wisconsin Gas, has been appointed to the officer positions held by Mr. Abdoo. Accordingly, effective as of May 1, 2004, Mr. Klappa will hold the titles of Chairman of the Board, President and Chief Executive Officer of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas.

Richard A. Abdoo.  Age 59.

  Wisconsin Energy Corporation -- Chairman of the Board and Chief Executive Officer since 1991. President from 1991 to April 2003. Director since 1988.
  Wisconsin Electric Power Company -- Chairman of the Board since 1990. Chief Executive Officer from 1990 to July 2003. Director since 1989.
  Wisconsin Gas Company -- Chairman of the Board and Director since 2000.

Charles R. Cole.  Age 57.

  Wisconsin Electric Power Company -- Senior Vice President since 2001. Vice President of Distribution Operations from August 1999 to December 2000.
  Kansas City Power & Light -- Vice President of Customer Services from 1995 to 1999. Kansas City Power & Light is a regulated provider of electricity owned by Great Plains Energy.

Stephen P. Dickson.  Age 43.

  Wisconsin Energy Corporation -- Controller since 2000.
  Wisconsin Electric Power Company -- Controller since 2000.
  Wisconsin Gas Company -- Controller since 1998.

Gale E. Klappa.  Age 53.

  Wisconsin Energy Corporation -- President since April 2003. Director since December 2003.
  Wisconsin Electric Power Company -- President and Chief Executive Officer since August 2003. Director since December 2003.
  Wisconsin Gas Company -- President and Chief Executive Officer since August 2003. Director since December 2003.
  Southern Company -- Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. Southern Company is a public utility holding company serving the southeastern United States.
  Southern Energy, Inc. (now Mirant Corporation) -- President of the North American Group and Senior Vice President from December 1998 to October 1999. Mirant is a multi-national energy company that produces and sells electricity.

Frederick D. Kuester.  Age 53.

  Wisconsin Electric Power Company -- Chief Operating Officer since October 2003.
  Mirant Corporation -- Senior Vice President of International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett.  Age 37.

  Wisconsin Energy Corporation -- Chief Financial Officer since July 2003.
  Wisconsin Electric Power Company -- Chief Financial Officer since July 2003.
  Wisconsin Gas Company -- Chief Financial Officer since July 2003.
  Georgia Power Company -- Executive Vice President, Treasurer, and Chief Financial Officer from May 2002 to July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of Southern Company, which is a public utility holding company serving the southeastern United States.
  Southern Company Services -- Vice President and Treasurer from 2000 to 2002. Vice President of Financial Planning and Analysis from 1997 to 2000. Southern Company Services is also an affiliate of Southern Company.

Larry Salustro.  Age 56.

  Wisconsin Energy Corporation -- Senior Vice President and General Counsel since 2000.
  Wisconsin Electric Power Company -- Senior Vice President and General Counsel since 2000. Vice President --Legal, Regulatory and Governmental Affairs from 1997 to 2000.
  Wisconsin Gas Company-- Senior Vice President and General Counsel since 2000.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIVIDENDS AND COMMON STOCK PRICES

Dividends declared on our common stock during the two most recent fiscal years are set forth below. Dividends were paid entirely in cash. Dividends were paid to our sole common stockholder, Wisconsin Energy Corporation. There is no established public trading market for our common stock.

Quarter	2003	2002

	(Millions of Dollars)

First	$44.9	$44.9
Second	44.9	44.9
Third	44.9	44.9
Fourth	44.9	44.9

Total	$179.6	$179.6

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the board of directors and will depend upon, among other factors, earnings, financial condition and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2003	2002	2001	2000	1999
Year Ended December 31
Earnings available for
common stockholder (Millions)	$255.5	$258.0	$245.3	$163.5	$211.9

Operating revenues (Millions)
Electric	$1,986.4	$1,884.6	$1,839.8	$1,763.4	$1,688.3
Gas	513.0	389.8	457.1	399.7	306.8
Steam	22.5	21.5	21.8	21.9	21.3

Total operating revenues	$2,521.9	$2,295.9	$2,318.7	$2,185.0	$2,016.4

At December 31 (Millions)
Total assets	$6,644.6	$6,285.1	$6,040.6	$6,038.7	$5,907.9
Long-term debt (includes long-term debt, current
maturities of long-term debt, and short-term debt)	$1,915.4	$1,814.2	$1,875.6	$1,964.7	$1,973.1

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	30,713.8	30,378.2	30,539.7	31,398.8	30,619.9
Customers (End of year)	1,068,034	1,056,370	1,044,129	1,026,691	1,006,013

Gas
Therms delivered (Millions)	888.3	890.0	852.4	944.9	944.1
Customers (End of year)	428,719	420,494	412,674	407,761	398,508

Steam
Pounds sold (Millions)	3,072.8	3,001.1	2,929.2	3,085.2	2,913.9
Customers (End of year)	459	467	449	451	450

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		(Millions of Dollars) (a)

		March		June

Three Months Ended		2003	2002	2003	2002

Total operating revenues		$718.8	$586.7	$564.9	$533.6
Operating income		$132.5	$129.5	$93.2	$91.3
Earnings available for
common stockholder		$75.1	$66.1	$49.5	$47.0

		September		December

Three Months Ended		2003	2002	2003	2002

Total operating revenues		$599.6	$566.7	$638.6	$608.9
Operating income		$124.5	$127.1	$121.1	$137.4
Earnings available for
common stockholder		$67.7	$69.0	$63.2	$75.9

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's
Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ELECTRIC POWER COMPANY
SELECTED OPERATING DATA

Year Ended December 31	2003	2002	2001	2000	1999

Electric Utility
Operating Revenues (Millions)
Residential	$705.0	$693.4	$644.8	$597.2	$574.8
Small Commercial/Industrial	626.0	591.0	577.3	534.7	510.1
Large Commercial/Industrial	511.4	475.6	472.0	464.9	451.2
Other - Retail/Municipal	77.1	71.0	63.2	58.3	51.2
Resale - Utilities	39.1	31.3	69.6	84.0	79.1
Other Operating Revenues	27.8	22.3	12.9	24.3	21.9

Total Operating Revenues	$1,986.4	$1,884.6	$1,839.8	$1,763.4	$1,688.3

Megawatt-hour Sales (Thousands)
Residential	7,928.8	8,147.8	7,615.7	7,477.6	7,346.8
Small Commercial/Industrial	8,493.1	8,473.2	8,354.2	8,287.5	8,028.2
Large Commercial/Industrial	11,201.8	10,933.0	10,983.0	11,626.2	11,333.6
Other - Retail/Municipal	1,980.4	1,810.4	1,599.4	1,527.3	1,314.0
Resale - Utilities	1,109.7	1,013.8	1,987.4	2,480.2	2,597.3

Total Sales	30,713.8	30,378.2	30,539.7	31,398.8	30,619.9

Number of Customers (Average)
Residential	954,757	945,298	931,714	916,028	897,333
Small Commercial/Industrial	102,928	102,058	100,456	98,277	95,964
Large Commercial/Industrial	703	705	706	712	716
Other	2,348	2,345	2,319	2,283	1,938

Total Customers	1,060,736	1,050,406	1,035,195	1,017,300	995,951

Gas Utility

Operating Revenues (Millions)
Residential	$317.5	$250.9	$275.8	$244.3	$193.8
Commercial/Industrial	166.9	125.8	150.0	132.0	95.1
Interruptible	3.8	3.2	5.1	5.3	5.3

Total Retail Gas Sales	488.2	379.9	430.9	381.6	294.2
Transported Gas	16.2	16.0	15.4	18.9	16.4
Other Operating Revenues	8.6	(6.1)	10.8	(0.8)	(3.8)

Total Operating Revenues	$513.0	$389.8	$457.1	$399.7	$306.8

Therms Delivered (Millions)
Residential	361.0	345.4	318.4	335.7	329.0
Commercial/Industrial	210.8	199.2	194.5	206.2	195.3
Interruptible	6.8	7.4	8.9	12.0	16.3

Total Retail Gas Sales	578.6	552.0	521.8	553.9	540.6
Transported Gas	309.7	338.0	330.6	391.0	403.5

Total Therms Delivered	888.3	890.0	852.4	944.9	944.1

Number of Customers (Average)
Residential	388,896	381,846	376,510	369,210	360,084
Commercial/Industrial	34,646	34,180	33,839	33,275	32,594
Interruptible	23	24	30	33	89
Transported Gas	362	366	427	389	334

Total Customers	423,927	416,416	410,806	402,907	393,101

Degree Days (a)
Heating (6,721 Normal)	7,063	6,551	6,338	6,716	6,318
Cooling (728 Normal)	606	897	711	566	753

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Electric Power Company (Wisconsin Electric), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), is engaged principally in the business of generating electricity and distributing electricity and natural gas with operations in Wisconsin and Michigan. Unless qualified by their context, when used in this document the terms the Company, Our, Us or We refer to Wisconsin Electric and its subsidiaries.

Wisconsin Energy is also the parent company of Wisconsin Gas Company (Wisconsin Gas) a natural gas distribution utility, which serves customers throughout Wisconsin, and Edison Sault Electric Company (Edison Sault) an electric utility, which serves customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of "We Energies".

Cautionary Factors:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC), including factors described throughout this document and below in "Factors Affecting Results, Liquidity and Capital Resources".

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy's key corporate strategy is Power the Future, which was announced in September 2000. This strategy is designed to increase the electric generating capacity in the state of Wisconsin while maintaining a fuel diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within our distribution systems to meet increasing customer demands, and it is committed to improved environmental performance. The Power the Future strategy, which is discussed further below, is expected to have a significant impact on us.

Power the Future Strategy:   In February 2001, Wisconsin Energy filed a petition with the Public Service Commission of Wisconsin (PSCW) starting the regulatory review process for a proposed 10-year strategy to improve the supply and reliability of electricity in Wisconsin. This Power the Future strategy is intended to meet the growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Power the Future will add new coal-based and natural gas-based capacity to the state's power portfolio and will allow us to maintain approximately the same fuel mix as exists today. The new generation will be built by an affiliated company, W.E. Power LLC (We Power), and leased to us through long-term leases. As part of Wisconsin Energy's Power the Future strategy, Wisconsin Energy plans to: (1) invest in 2,120 megawatts of new natural gas-based and coal-based generating capacity; (2) upgrade our existing electric generating facilities and (3) upgrade our existing energy distribution system.

As of December 31, 2003, Wisconsin Energy has:

Received a Certificate of Public Convenience and Necessity (CPCN) from the PSCW to build two 545-megawatt natural gas-based intermediate load units in Port Washington, Wisconsin, with the first unit expected to be in service July 2005 and the second unit in 2008, subject to resolution of legal challenges;

Begun construction on the first 545-megawatt generating unit in Port Washington (approximately 14% complete as of January 31, 2004), which is currently on schedule and within budget; and

Received a CPCN from the PSCW to build two 615-megawatt coal-based base load units at Elm Road in Oak Creek, Wisconsin, with the first unit expected to be in service in 2009 and the second unit in 2010 subject to resolution of legal challenges and receipt of environmental permits.

In November 2001, Wisconsin Energy created We Power, to design, construct, own, finance and lease the new generating capacity. Under Power the Future, we will lease each new facility from We Power as well as operate and maintain the new plants under 25 to 30-year lease agreements approved by the PSCW. At the end of the leases, we will have the right to acquire the plants outright at market value or renew the lease. Smaller investor-owned or municipal utilities, cooperatives and power marketing associations have the opportunity to own a portion of the coal units, including expanding or extending wholesale power purchases from us as a result of the additional electric generating capacity included in the proposal. We expect that all lease payments and operating costs of the plants will be recoverable in rates.

In February 2001, Wisconsin Energy made preliminary filings for its Power the Future proposal with the PSCW. Subsequently, the state legislature amended several laws, making changes that are critical to the implementation of Power the Future. On October 16, 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for us to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

Several phases of the Power the Future strategy remain subject to a number of regulatory approvals and legal challenges by third parties. Additional information regarding the regulatory process, specific regulatory approvals and associated legal challenges may be found below under "Rates and Regulatory Matters".

For further information concerning the Power the Future strategy, see "Liquidity and Capital Resources" as well as "Factors Affecting Results, Liquidity and Capital Resources" below.

Divestiture of Assets

During 2000, we agreed to join American Transmission Company LLC (ATC) by transferring our electric utility transmission system assets to ATC in exchange for an ownership interest in this new company. Transfer of these electric transmission assets, with a net book value of approximately $224.1 million, became effective on January 1, 2001. During 2001, ATC issued debt and distributed $105.2 million of cash back to us as a partial return of the original equity contribution. As of December 31, 2003, we had an ownership interest of approximately 34.6% in ATC. Joining ATC is consistent with the Federal Energy Regulatory Commission's Order No. 2000, intended to foster competition, efficiency and reliability in the electric industry.

RESULTS OF OPERATIONS

EARNINGS

2003 vs 2002:   Earnings during 2003 decreased by $2.5 million to $255.5 million compared to 2002 earnings. This decline is primarily due to cooler summer weather, higher fuel and purchased power costs, and increases in pension, medical and other benefit costs, nuclear costs and costs associated with Wisconsin Energy's Power the Future growth strategy. The decline was somewhat mitigated by a March 2003 rate increase associated with fuel and purchased power expenses, as well as by higher gas margins, growth in our base electric business, litigation settlements in 2002 compared with the receipt of insurance recoveries in 2003 primarily related to the Giddings & Lewis/City of West Allis litigation, higher other income and deductions and lower interest expense.

2002 vs 2001:   Earnings during 2002 increased by $12.7 million to $258.0 million compared to 2001 earnings. The increase is primarily attributable to improved electric and gas margins, a strong focus on managing financial resources and reduced financing costs. Offsetting these items were $17.3 million for litigation settlements related to the Giddings & Lewis/City of West Allis litigation, $10.5 million in reduced interest income, $5.3 million in costs in 2002 for the early repayment of $103.4 million of long-term debt and additional expenses related to nuclear operations.

The following table summarizes our consolidated earnings during 2003, 2002, and 2001.

	2003	2002	2001

	(Millions of Dollars)
Gross Margin
Electric (See below)	$1,430.7	$1,397.5	$1,336.3
Gas (See below)	157.6	149.0	138.1
Steam	15.8	14.7	15.6

Total Gross Margin	1,604.1	1,561.2	1,490.0
Other Operating Expenses
Other Operation and Maintenance	784.0	736.3	681.9
Depreciation, Decommissioning
and Amortization	276.2	267.9	264.3
Property and Revenue Taxes	72.6	71.7	67.8

Operating Income	471.3	485.3	476.0
Other Income (Deductions)	31.5	24.3	36.0
Financing Costs	91.2	92.7	108.9

Income Before Income Taxes	411.6	416.9	403.1
Income Taxes	154.9	157.7	156.6
Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$255.5	$258.0	$245.3

Electric Utility Revenues, Gross Margins and Sales

The following table compares our electric utility operating revenues and gross margin during 2003, 2002 and 2001.

	Electric Revenues and Gross Margin			Megawatt-Hour Sales

Electric Utility Operations	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$705.0	$693.4	$644.8	7,928.8	8,147.8	7,615.7
Small Commercial/Industrial	626.0	591.0	577.3	8,493.1	8,473.2	8,354.2
Large Commercial/Industrial	511.4	475.6	472.0	11,201.8	10,933.0	10,983.0
Other-Retail/Municipal	77.1	71.0	63.2	1,980.4	1,810.4	1,599.4
Resale-Utilities	39.1	31.3	69.6	1,109.7	1,013.8	1,987.4
Other Operating Revenues	27.8	22.3	12.9	-	-	-

Total Operating Revenues	1,986.4	1,884.6	1,839.8	30,713.8	30,378.2	30,539.7

Fuel and Purchased Power
Fuel	298.3	278.9	308.8
Purchased Power	257.4	208.2	194.7

Total Fuel and Purchased Power	555.7	487.1	503.5

Gross Margin	$1,430.7	$1,397.5	$1,336.3

Weather -- Degree Days (a)
Heating (6,721 Normal)				7,063	6,551	6,338
Cooling (728 Normal)				606	897	711

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2003 vs 2002:   During 2003, total electric utility operating revenues increased by $101.8 million or 5.4% when compared with 2002 primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. The total rate impact was approximately $83.3 million in 2003. In March 2003, we received an interim increase in rates of $55.1 million annually to recover increases in fuel and purchased power costs. In October 2003, we received the final rate order which authorized an additional $6.1 million of annual revenues (see "Factors Affecting Results, Liquidity and Capital Resources" below). In spite of the interim fuel order, we under recovered fuel costs by approximately $7.6 million during 2003, which is approximately $5.3 million worse than our under recovery during 2002. Much of our under recovery of fuel costs during 2003 can be attributed to the need to purchase replacement power due to a flood at Presque Isle Power Plant in May and June of 2003 and to high natural gas prices. The impact of unfavorable summer weather in 2003 reduced electric operating revenues by approximately $19.0 million between the comparative periods.

Total electric megawatt-hour sales increased by 1.1% during 2003. Residential sales fell 2.7% due to the impact of unfavorable weather conditions on cooling load during the second and third quarters of 2003. Residential customers contribute higher margins than other customer classes and are particularly sensitive to fluctuations in weather. Sales to our largest customers, two iron ore mines, increased by 238.4 thousand megawatt-hours or 12.1% between the comparative periods despite temporary curtailments of electric sales in the second and fourth quarters of 2003 resulting from a flood-related outage at our Presque Isle Power Plant and a transmission outage, respectively. During the first and third quarters of 2002, the mines had extended outages. Excluding these two mines, our total electric energy sales increased by 0.3% and sales volumes to the remaining large commercial/industrial customers improved by 0.3% between the comparative periods. Sales to municipal utilities, the other retail/municipal customer class, increased 9.4% between the periods due to a higher off-peak demand from municipal wholesale power customers.

Total fuel and purchased power expenses increased due in large part to increases in fuel prices, especially for natural gas, the primary fuel source for our purchased power, resulting in a 13% increase in the cost per megawatt hour of purchased power. Average commodity gas market prices were $5.39 for 2003 compared to $3.22 for 2002 on a per dekatherm basis. Fuel and purchased power costs also increased due to higher purchased capacity costs and a higher need for purchased energy in 2003 compared with the same period in 2002. Approximately $9 million of this increase was caused by the flood that temporarily shut down our Presque Isle Power Plant during the second quarter of 2003.

Electric gross margin increased 2.4% to $1,430.7 million between the comparative periods. The increase is primarily related to implementing a PSCW approved surcharge in October 2002 for recovery of increased annual transmission costs associated with ATC, which increased year-to-date 2003 gross margin by approximately $39.4 million. Non-fuel operation and maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge. Excluding the surcharge, electric gross margin fell by $6.2 million primarily due to the impact of cooler summer weather and higher fuel and purchased power costs compared to the prior year.

2002 vs 2001:   During 2002, our total electric utility operating revenues increased by $44.8 million or 2.4% compared with 2001 due to favorable weather, the full year impact of price increases related to fuel and purchased power and a surcharge related to transmission costs. As measured by cooling degree days, 2002 was 26.2% warmer than 2001 and 27.6% warmer than normal. In February and May 2001, we received increases in rates to cover increased fuel and purchased power costs. On a year to year basis, the fuel surcharge resulted in $10.0 million of additional revenue. For additional information concerning the rate increases, see "Factors Affecting Results, Liquidity and Capital Resources" below. Even with the increased fuel revenues, we estimate that we under-recovered fuel and purchased power costs by $2.3 million and $0.1 million for 2002 and 2001, respectively.

During 2002, total electric energy sales decreased by 0.5% compared with 2001, primarily reflecting a decline in sales for resale to other utilities due to a reduced demand for wholesale power. Most of the remaining customer classes had increased sales in 2002 reflecting favorable weather and the growth in the average number of customers. Sales to our largest commercial/industrial customers, two iron ore mines, declined by 2.8% between the comparative periods due to the shutdown of a mine in the first quarter of 2002. Excluding these mines, total electric sales decreased by 0.4% and sales to the remaining large commercial/industrial customers increased by 0.1% between the comparative periods.

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

Our electric gross margin was $1,397.5 million or 4.6% higher than 2001. The increase is primarily related to the favorable impact of weather and higher fuel cost recovery compared to the prior year. In addition, we implemented a PSCW-approved surcharge in October 2002 for recovery of increased annual transmission costs associated with ATC, which increased year-to-date 2002 gross margin by approximately $8.7 million. Non-fuel operation and maintenance costs increased by a similar amount, so there was little impact to Operating Income as a result of the transmission surcharge.

Gas Utility Revenues and Gross Margins

Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under a gas cost recovery mechanism. The following table compares our gas utility operating revenues and gross margins (total gas utility operating revenues less cost of gas sold) during 2003, 2002 and 2001.

Gas Utility Operations	2003	2002	2001

	(Millions of Dollars)

Gas Operating Revenues	$513.0	$389.8	$457.1
Cost of Gas Sold	355.4	240.8	319.0

Gross Margin	$157.6	$149.0	$138.1

2003 vs 2002:   During 2003 gas operating revenues increased by $123.2 million or 31.6%. This increase in revenues is due primarily to a $114.6 million increase in the delivered cost of natural gas, recognition of $4.5 million of increased gas cost incentive revenues under our gas cost recovery mechanism and increased deliveries resulting from colder weather during 2003 compared with 2002. The increase in purchased gas costs is passed on to customers because changes in the cost of gas sold flow through to revenue under the gas cost recovery mechanism.

2002 vs 2001:   During 2002, total gas utility operating revenues decreased by $67.3 million or 14.7% compared to 2001 due to lower gas costs offset in part by increased deliveries resulting from colder winter weather. This decline primarily reflects a decrease in natural gas costs in 2002, which are passed on to customers under the gas cost recovery mechanism.

Gas Utility Gross Margins and Therm Deliveries

The following table compares gas utility gross margin and therm deliveries during 2003, 2002 and 2001.

	Gross Margin			Therm Deliveries

Gas Utility Operations	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$98.8	$95.3	$87.4	361.0	345.4	318.4
Commercial/Industrial	34.2	32.7	31.2	210.8	199.2	194.5
Interruptible	0.5	0.5	0.7	6.8	7.4	8.9

Total Gas Sold	133.5	128.5	119.3	578.6	552.0	521.8
Transported Gas	16.2	16.7	15.7	309.7	338.0	330.6
Other Operating	7.9	3.8	3.1	-	-	-

Total	$157.6	$149.0	$138.1	888.3	890.0	852.4

Weather -- Degree Days (a)
Heating (6,721 Normal)				7,063	6,551	6,338

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2003 vs 2002:   Gas gross margin totaled $157.6 million in 2003, an $8.6 million improvement from 2002. This was directly related to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, 2003 was 7.8% colder than 2002 and 5.1% colder than normal. A $4.5 million increase in gas cost incentive revenues during 2003 under our gas cost recovery mechanism also contributed to the increased gross margin between the comparative periods. Total therm deliveries of natural gas decreased by 0.2% during 2003, but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 4.5% and 5.8%, respectively, reflecting colder weather.

2002 vs 2001:   Gas gross margin for 2002 totaled $149.0 million, an increase of $10.9 million from 2001. This increase was primarily due to a return to colder winter weather in 2002, which increased the heating degree days compared to 2001. In addition, we had a rate increase which became effective December 20, 2001, which contributed $3.2 million in 2002. The average number of customers also increased in 2002, which favorably impacted the fixed component of operating revenues that is not affected by volume fluctuations.

Other Operation and Maintenance Expenses

2003 vs 2002:   Other operation and maintenance expenses increased by $47.7 million or 6.5% during 2003 when compared with 2002. The increase was primarily attributable to approximately $39.4 million of higher electric transmission expenses. A surcharge for transmission costs that was approved by the PSCW in October 2002 offset the impact of higher transmission expenses. Pension, medical and other benefit costs increased by approximately $25.0 million during 2003. Overall, nuclear costs were $8.7 million higher during 2003 compared with 2002 due to an extended outage and costs associated with supplemental inspections at Point Beach by the U.S. Nuclear Regulatory Commission (NRC). Insurance recoveries of approximately $11.1 million in 2003 compared to associated settlement costs of $17.3 million in 2002, both primarily related to the Giddings & Lewis/City of West Allis litigation, offset some of the increase in other operation and maintenance expenses. We spent approximately $7.2 million more in 2003 than 2002 on the implementation of Wisconsin Energy's Power the Future strategy.

2002 vs 2001:   Other operation and maintenance expenses increased by $54.4 million or 8.0% during 2002 compared with 2001. The most significant change in other operation and maintenance expenses between 2002 and 2001 resulted from $17.3 million for the settlements of litigation with the City of West Allis in the second quarter of 2002 and Giddings & Lewis Inc. and Kearney & Trecker Corporation (now part of Giddings & Lewis) in the third quarter of 2002. Increased other operation and maintenance expenses during 2002 were also attributable to $9.8 million of higher electric transmission expenses associated with ATC which were offset by increased revenues recorded due to the surcharge that became effective in October of 2002, $9.2 million of increased scheduled maintenance at several steam generation plants and $15.4 million associated with the second scheduled outage and incremental costs associated with reactor vessel head inspections at Point Beach Nuclear Plant in 2002. In 2002, both Point Beach nuclear units had scheduled outages. In 2001, only one nuclear unit had a scheduled outage. We also experienced an increase of $13.7 million for employee benefit and pension costs and $4.8 million in property insurance costs which were partially offset by cost reduction efforts during 2002. These increased expenses were offset in part by lower intercompany costs related to information systems. Prior to August 2001, Wisconsin Gas utilized its own customer service system. Following the April 2000 merger of Wisconsin Energy with WICOR, Inc., in August of 2001, we combined our customer service function with Wisconsin Gas' customer service function which resulted in decreased operating and maintenance costs of $7.8 million for us for 2002 compared to 2001.

Depreciation, Decommissioning and Amortization Expenses

2003 vs 2002:   Depreciation, decommissioning and amortization expenses increased by $8.3 million or 3.1% during 2003 primarily due to a higher base of depreciable assets between the comparative periods.

2002 vs 2001:   Depreciation, decommissioning and amortization expenses increased by $3.6 million during 2002 compared with 2001. This increase was primarily due to capital asset additions of longer-lived assets offset by the impact of the retirement of several shorter-lived intangible assets.

Other Income and Deductions

2003 vs 2002:   Other income and deductions increased by $7.2 million in 2003 compared to 2002. This increase is primarily due to increased equity in earnings of ATC, our unconsolidated affiliate offset in part by $5.3 million of costs associated with bond redemptions we recorded in 2002 and a $3.2 million civil penalty we agreed to pay in 2003 pursuant to the terms of a consent decree with the U.S. Environmental Protection Agency (EPA).

2002 vs 2001:   Other income and deductions decreased by $11.7 million in 2002 compared to 2001. This decrease is primarily due to $10.5 million in interest income accrued in 2001 related to litigation.

Financing Costs

Total financing costs decreased by $1.5 million in 2003 compared to 2002. This decline was primarily due to lower interest rates. Total financing costs decreased by $16.2 million in 2002 compared to 2001. This decline was primarily due to lower interest rates and the early repayment of $103.4 million of long-term debt.

Income Taxes

Our effective income tax rate was 37.6%, 37.8%, and 38.8% for each of the three years ending December 31, 2003, 2002, and 2001, respectively. The 2003 and 2002 effective income tax rates reflect tax credits associated with rehabilitation projects.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2003, 2002 and 2001:

Wisconsin Electric	2003	2002	2001

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$514.2	$656.3	$537.1
Investing Activities	($402.8)	($416.1)	($301.8)
Financing Activities	($104.7)	($248.2)	($224.6)

Operating Activities

Cash provided by operating activities decreased to $514.2 million during 2003 compared with $656.3 million during the same period in 2002. This decrease was primarily due to a $116 million refund received in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation, increased use of working capital in 2003 due to higher natural gas prices and higher volumes of natural gas in storage and increased tax payments.

During 2002, cash flow from operations increased to $656.3 million, a $119.2 million improvement over 2001. This increase was primarily attributable to the return of a $100 million deposit plus accrued interest as a result of the favorable court ruling discussed above.

Investing Activities

During 2003, we made net investments totaling $402.8 million, a decrease of $13.3 million over the prior year. For 2003 and 2002, capital expenditures totaled $343.7 million and $365.7 million, respectively. In addition, due to the timing of refueling outage schedules at Point Beach Nuclear Plant, we spent $17.6 million more on the acquisition of nuclear fuel in 2003 than in 2002.

During 2002, we had net cash outflows for investing activities of $416.1 million as compared to $301.8 million in 2001. For 2002 and 2001, capital expenditures totaled $365.7 million and $377.0 million, respectively. The primary reason for the decline is the receipt during 2001 of $105.2 million from ATC as a partial return of our investment. In addition, due to the timing of refueling outage schedules at Point Beach Nuclear Plant, we spent $10.8 million more on the acquisition of nuclear fuel in 2002 than in 2001.

Financing Activities

During 2003, we used $104.7 million of net cash in our financing activities consisting primarily of the payment of $179.6 million of dividends to Wisconsin Energy. In May 2003, we sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an existing $800 million shelf registration statement filed with the SEC. We used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of our debt securities in June 2003 and to fund the early redemption in August 2003 of another $60 million debt issue.

The debt refinancings in June and August 2003 are being accounted for using the PSCW-authorized revenue neutral method of accounting, under which net debt extinguishment costs in the amount of approximately $18.3 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved.

In October 2003, we redeemed $9 million of 6.85% First Mortgage Bonds.

During 2002, we used $248.2 million of net cash in our financing activities consisting primarily of the payment of $179.6 million of dividends to Wisconsin Energy. In January 2002, we redeemed $103.4 million of debt with a weighted average interest rate of 8.4%. In December 2002, we retired $150 million of 6 5/8% debentures at maturity. These redemptions and retirements were originally financed with short-term commercial paper bearing rates of approximately 2%.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2004 primarily through internally generated funds, short-term borrowings and existing lines of credit, supplemented through the issuance of debt securities depending on market conditions and other factors. Beyond 2004, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, through the issuance of debt securities.

We have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

We have $165 million of unsecured notes outstanding at December 31, 2003 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on our behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Our credit agreements, as well as those of Wisconsin Energy, provide liquidity support of our obligations with respect to variable rate tax-exempt bonds and commercial paper.

As of December 31, 2003, we had approximately $350.0 million of available unused lines of bank back-up credit facilities on a consolidated basis. We had approximately $315.9 million of total consolidated short-term debt outstanding on such date.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at December 31, 2003:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$250.0	$ -	$250.0	Jun-2004	364 day
$100.0	$ -	$100.0	Aug-2004	9 month

On June 25, 2003, we entered into an unsecured 364 day $250 million bank back-up credit facility to replace a $230 million credit facility that was expiring. The credit facility may be extended for an additional 364 days, subject to lender agreement.

On December 12, 2003, we entered into an unsecured nine month $100 million bank back-up credit facility.

The following table shows our consolidated capitalization structure at December 31:

Capitalization Structure	2003		2002

	(Millions of Dollars)
Common Equity	$2,131.9	52.3%	$2,049.9	52.6%
Preferred Stock	30.4	0.7%	30.4	0.8%
Long-Term Debt (including
current maturities)	1,599.5	39.2%	1,459.4	37.5%
Short-Term Debt	315.9	7.8%	354.8	9.1%

Total	$4,077.7	100.0%	$3,894.5	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch as of December 31, 2003.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Senior Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

In March 2003, S&P lowered its corporate credit rating on us from A to A-. S&P lowered its rating on our senior secured debt from A to A-. S&P affirmed our A- senior unsecured debt rating. S&P lowered the rating on our preferred stock from BBB+ to BBB. S&P lowered our short-term rating from A-1 to A-2. S&P's ratings outlook for us is stable.

In October 2003, Moody's downgraded certain of our security ratings. Moody's lowered our senior secured debt rating from Aa2 to Aa3, our senior unsecured debt rating from Aa3 to A1 and our preferred stock debt rating from A2 to A3. Moody's confirmed our P-1 commercial paper rating. Moody's ratings outlook for us is stable.

In October 2003, Fitch downgraded certain of our security ratings. Fitch lowered our senior secured debt rating from AA to AA-, our senior unsecured debt rating from AA- to A+ and our preferred stock rating from AA- to A. Fitch lowered our commercial paper rating from F1+ to F1. Fitch's ratings outlook for us is stable.

We believe these security ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides that the circumstances warrant the change. Each rating should be evaluated independently of any other rating.

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $406 million during 2004. Due to changing environmental and other regulations such as air quality standards and electric reliability initiatives that impact us, future long-term capital requirements may vary from recent capital requirements. We currently expect capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in Wisconsin Energy's Power the Future strategy, to be between $350 million and $425 million per year during the next five years.

Investments in Outside Trusts:   We fund our pension obligations, certain other post-retirement obligations and future nuclear obligations in outside trusts. Collectively, these trusts had investments that exceeded $1.4 billion as of December 31, 2003. These trusts hold investments that are subject to the volatility of the stock market and interest rates. During 2003, our pension investments had returns of 24%, and during 2002, we had losses of 13%. Our other trusts had similar returns during these periods.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. Our estimated maximum exposure under these agreements is approximately $2.1 million as of December 31, 2003. We believe that such agreements do not have, and are not reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.. See "Note L -- Guarantees" in the Notes to Consolidated Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2003:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year.	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$1,399.4	$141.9	$204.9	$0.4	$1,052.2
Capital Lease Obligations (c)	619.3	52.6	89.8	73.1	403.8
Operating Lease Obligations (d)	272.2	42.5	82.6	67.2	79.9
Purchase Obligations (e)	176.6	42.1	63.9	60.9	9.7
Other Long-Term Liabilities (f)	494.2	174.3	246.6	61.3	12.0

Total Contractual Obligations	$2,961.7	$453.4	$687.8	$262.9	$1,557.6

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal payments on our Long-Term Debt and the Long-Term Debt of our affiliates (excluding capital lease obligations).

(c)	Capital Lease Obligations of Wisconsin Electric for nuclear fuel lease and purchase power commitments.

(d)	Operating Lease Obligations for purchased power and rail car leases for Wisconsin Electric.

(e)	Purchase Obligations for information technology and other services for utility operations.

(f)	Other Long-Term Liabilities under various contracts of Wisconsin Electric for the procurement of fuel, power, gas supply and associated transportation, and post-retirement contributions.

Our obligations for utility operations have historically been included as part of the rate making process and therefore are generally recoverable from customers.

Guarantees:   We provide various guarantees supporting certain of our operations. We guarantee payment or performance under specified agreements or transactions. As a result, our exposure under the guarantees is based upon the net liability under the specified agreements or transactions. The majority of the guarantees issued by us limit our exposure to a maximum amount stated in the guarantees. See "Note L -- Guarantees" in the Notes to Consolidated Financial Statements in this report for more information.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

We are exposed to market and other significant risks as a result of the nature of our businesses and the environment in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Commodity Price Risk:   In the normal course of business, our utility operations utilize contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of available generating capacity and energy during periods when available power resources are expected to exceed the requirements of our obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. We manage our fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of our risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. Regulatory lag risk occurs between the time we submit rate proceedings and we receive final approval or denial. Regulatory risk can increase or decrease due to many factors which may also change during this approval period including commodity price fluctuations, unscheduled operating outages or unscheduled maintenance. In 2002, the PSCW authorized the inclusion of price risk management financial instruments for the management of our electric utility gas costs. During 2003, a gas hedging program was approved by the PSCW and implemented by us. For 2003, our electric fuel cost exceeded fuel recovery by approximately $7.6 million. The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility operations through a gas cost recovery mechanism, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment procedure and our gas cost recovery mechanism, see "Rates and Regulatory Matters" below. For information concerning commodity price risk as it applies to gas operations see "Commodity Price Risk Programs" below.

Regulatory Recovery Risk:   Our electric operations burn natural gas in several of our peaking power plants or as a supplemental fuel at several coal-based plants and the cost of purchased power is tied to the cost of natural gas in many instances. We bear regulatory risk for the recovery of these fuel and purchased power costs when they are higher than the base rate established in our rate structure.

As noted above, our electric operations operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power and we assume the risks and benefits of fuel cost variances that are within 3% of the base rate. We are subject to risks associated with the regulatory approval process including regulatory lag once the costs fall outside the 3% variances of the base rate. During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective for us until January 2006, the end of a five year rate freeze associated with the WICOR Merger Order. Until that time, we will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure. For 2003, 2002 and 2001, our actual fuel and purchased power costs exceeded base fuel rates by $7.6 million, $2.3 million and $0.1 million, respectively. In all three years, the electric rates included a fuel surcharge.

Gas Costs:   Significant increases in the cost of natural gas affect our electric and gas utility operations. Gas costs have increased significantly because the supply of gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-based electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix.

Higher gas costs increase our working capital requirements resulting in higher gross receipts taxes in the state of Wisconsin. Higher gas costs combined with poor economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Our risks related to bad debt expenses associated with non-paying customers have increased because federal and state energy assistance dollars have decreased.

As a result of a gas cost recovery mechanism, our gas distribution operations receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:   Our rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. Our gas revenues are sensitive to the winter heating season. A summary of actual weather information in our service territory during 2003, 2002 and 2001, as measured by degree-days, may be found above in "Results of Operations".

Interest Rate Risk:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2003. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2003 of our outstanding portfolio of $315.9 million of short-term debt with a weighted average interest rate of 1.7% and $165.4 million of variable-rate long-term debt with a weighted average interest rate of 1.4%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $3.2 million before taxes from short-term borrowings and by $1.7 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return Risk:   We fund our pension, other post-retirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other post-retirement benefit and nuclear decommissioning expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our various utility regulators. However, we are currently operating under a PSCW-ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see "Rates and Regulatory Matters" below.

At December 31, 2003, we held the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Power Company	Millions of Dollars

Pension trust funds	$695.2
Nuclear decommissioning trust fund	$674.4
Other post-retirement benefits trust funds	$95.7

We manage our fiduciary oversight of the pension and other post-retirement plan trust fund investments through a Board-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. We conduct asset/liability studies periodically through an outside investment advisor. The current study projects long-term, annualized returns of approximately 9%.

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

We insure various property and outage risks through Nuclear Electric Insurance Limited (NEIL). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs, or impaired investment results at NEIL could result in increased costs or decreased distributions to us.

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At December 31, 2003, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $90 million.

Economic Risk.   We are exposed to market risks in the regional midwest economy for our utility operations.

Inflationary Risk:   We continue to monitor the impact of inflation, especially with respect to the rising costs of medical plans, in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. Except for continuance of an increasing trend in the inflation of medical costs and the impacts on our medical and post-retirement benefit plans, we have expectations of low-to-moderate inflation. We do not believe the impact of general inflation will have a material effect on our future results of operations.

For additional information concerning risk factors, including market risks, see "Cautionary Factors" below.

RATES AND REGULATORY MATTERS

The PSCW regulates retail electric, natural gas, and steam rates in the state of Wisconsin, while the Federal Energy Regulatory Commission (FERC) regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission (MPSC) regulates retail electric rates in the state of Michigan. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

Wisconsin Jurisdiction

WICOR Merger Order:   As a condition of its March 2000 approval of the WICOR acquisition, the PSCW ordered a five-year rate restriction period in effect freezing electric and natural gas rates for us and Wisconsin Gas effective January 1, 2001. We may seek biennial rate reviews during the five-year rate restriction period limited to changes in revenue requirements as a result of:

  Governmental mandates;
  Abnormal levels of capital additions required to maintain or improve reliable electric service; and
  Major gas lateral projects associated with approved natural gas pipeline construction projects.

To the extent that natural gas rates and rules need to be modified during the integration of our gas operations and those of Wisconsin Gas, our total gas revenue requirements are to remain revenue neutral under the merger order. In its order, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow us to retain efficiency gains associated with the merger. A full rate review will be required by the PSCW for rates beginning in January 1, 2006.

Limited Rate Adjustment Request:   On July 2, 2003, we filed an application with the PSCW for an increase in electric, gas and steam rates for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of Wisconsin Energy's Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation and (3) costs related to steam utility operations. The filing identified anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for our electric operations and $0.6 million (3.9%) for our steam operations. The filing also included an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for our steam operations. In 2004, we expect to file with the PSCW for recovery of additional anticipated 2005 electric revenue deficiencies associated with costs for the Elm Road Generating Station. Hearings on our July 2003 request were completed in December 2003, and we anticipate an order from the PSCW on this request in early 2004.

Recent Rate Changes:   The table below summarizes the anticipated annualized revenue impact of recent rate changes, primarily in the Wisconsin jurisdiction, authorized by regulatory commissions for our electric, natural gas and steam utilities. Our current Wisconsin rates are based on an authorized return on common equity of 12.2%. See "Rates and Regulatory Matters" above for the web site addresses where the related rate orders can be found.

Service -- Wisconsin Electric	Incremental Annualized Revenue Increase	Percent Change in Rates	Effective Date

	(Millions)	(%)

Fuel electric, MI	$3.3	7.6%	January 1, 2004
Fuel electric, WI (a)	$6.1	0.3%	October 2, 2003
Fuel electric, WI (a)	$55.1	3.3%	March 14, 2003
Fuel electric, MI	$0.9	2.0%	January 1, 2003
Retail electric, WI (b)	$48.1	3.2%	October 22, 2002
Retail electric, MI (c)	$3.2	7.8%	September 16, 2002
Fuel electric, MI	$1.6	3.8%	January 1. 2002
Retail gas (d)	$3.6	0.9%	December 20, 2001
Fuel electric, WI (e)	$20.9	1.4%	May 3, 2001
Fuel electric, WI (e)	$37.8	2.5%	February 9, 2001
Fuel electric, MI	$1.0	2.4%	January 1, 2001
Retail electric, WI	$27.5	1.8%	January 1, 2001

(a)

In October 2003, the PSCW issued a final order authorizing a fuel surcharge for $6.1 million of additional fuel costs. In March 2003, the PSCW issued an interim order authorizing a surcharge for $55.1 million of additional fuel costs on an annualized basis subject to true up.

(b)

In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual estimated incremental costs associated with the formation and operation of ATC. The additional revenues will be offset by additional transmission costs.

(c)

In September 2002, the MPSC issued an order authorizing an annual electric retail rate increase of $3.2 million for Wisconsin Electric. In addition, the September 2002 order issued by the MPSC authorized us to include the transmission costs from ATC prospectively in its Power Supply Cost Recovery clause.

(d)

In November 2001, the Milwaukee County Circuit Court overturned the PSCW's August 2000 final order for natural gas rates and the PSCW reinstated a higher April 2000 interim gas rate order, effective December 2001.

(e)	The February 2001 order was an interim order that was effective until the May 2001 final order was issued by the PSCW. The final May 2001 order superceded the February 2001 interim order.

In its final order related to the 2000/2001 biennial period, the PSCW authorized recovery of revenue requirements for, among other things, electric reliability and safety construction expenditures as well as for nitrogen oxide (NOx) remediation expenditures. Revenue requirements for electric reliability and safety construction expenditures were subject to refund at the end of 2001 to the extent that actual expenditures were less than forecasted expenditures included in the final order. During 2002, we accrued a $1.1 million refund liability associated with the electric safety and reliability spending requirements subject to PSCW review and future resolution. In March 2000, the PSCW had previously authorized all Wisconsin utilities to depreciate NOx emission reduction costs over an accelerated 10-year recovery period. Due to the uncertainty regarding the level and timing of these expenditures, the PSCW, in its final order, required us to establish escrow accounting for the revenue requirement components associated with NOx expenditures. Our actual NOx remediation expenditures resulted in an under-spent balance of approximately $2.7 million in the escrow account, a component of deferred regulatory liabilities at the end of 2003. The NOx escrow balance will be impacted by future NOx expenditures and rate making activities.

We have the ability to request biennial rate reviews for certain changes in revenue requirement items. We are currently updating a request for regulatory relief for the year beginning January 1, 2005. See "Limited Rate Adjustment Request" above for more information.

Electric Transmission Cost Recovery:   In September 2001, we requested that the PSCW approve $58.8 million of annual rate relief to recover the estimated incremental costs associated with the formation and operation of ATC, which was designed to enhance transmission access and increase electric system reliability and market efficiency in the state of Wisconsin. We were also seeking to recover associated incremental transmission costs of the Midwest Independent Transmission System Operator Inc. (Midwest ISO), the multi-state organization that monitors and controls electric transmission throughout the Midwest. These increased costs are primarily due to the implementation of capital improvement projects for the period 2001-2005 and associated operation costs that are expected to increase transmission capacity and reliability. In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual costs reflecting lower projected transmission costs through 2005 than we estimated. Recognizing the uncertainty of these transmission related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs plus a return on the unrecovered costs. The October 2002 order increased annual revenues and operating costs by approximately $48.1 million, with an insignificant impact to net earnings. We estimate that we are recovering approximately 96% of our incremental transmission related costs from our customers.

Fuel Cost Adjustment Procedure:   We operate under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. In December 2000, we submitted an application to the PSCW seeking a $51.4 million increase in rates on an expedited basis to recover increased costs of fuel and purchased power in 2001. We revised our projected power supply cost shortfall in January 2001 to reflect updated natural gas cost projections for 2001. This update resulted in a request for an additional $11.1 million in 2001, bringing the total requested increase to $62.5 million. In February 2001, the PSCW issued an interim order authorizing a $37.8 million increase in rates for 2001 power supply costs. The PSCW issued a final order in May 2001, effective immediately, authorizing a total increase in rates of $58.7 million (or an additional $20.9 million over the interim order). Under the final order, we would have to refund to customers any over recoveries of fuel costs as a result of the surcharges authorized in 2001. During 2003, 2002 and 2001, we did not over recover fuel costs.

During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The order redefined fuel for fuel cost recovery. The new rules will not be effective for us until January 2006, the end of a five-year rate freeze associated with the WICOR Merger Order. Until such time, we will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure.

In February 2003, we completed a power supply cost analysis, which included updated natural gas cost projections for 2003. Based on this analysis, in February 2003 we determined that projected costs had deviated outside of a range prescribed by the PSCW when compared to fuel and purchased power costs authorized in current rates. As a result, we filed a request with the PSCW to increase Wisconsin retail electric rates by $55.1 million annually to recover the forecasted increases in fuel and purchased power costs. We received an interim order from the PSCW authorizing an increase of $55.1 million in electric rates in March 2003. In October 2003, the PSCW approved the fuel surcharge adjustment request authorizing an increase of $61.2 million for 2003, $6.1 million more than the interim order on an annualized basis. The final order reflects seven months of actual costs incurred plus changes in natural gas prices. The final order imposes an obligation on us to refund any fuel surcharge amounts that result in excess revenues as defined. We do not anticipate a refund will occur.

Gas Cost Recovery Mechanism:   As a result of Wisconsin Energy's acquisition of WICOR, the PSCW required similar gas cost recovery mechanisms (GCRM) for our gas operations and for those of Wisconsin Gas. Prior to the acquisition, we had operated under a modified dollar-for-dollar GCRM, which included after the fact prudence reviews by the PSCW. The majority of gas costs are passed through to customers under our existing gas cost recovery mechanism.

In February 2001, the PSCW issued an order to us authorizing a new GCRM. Under the new GCRM, gas costs are passed directly to customers through a purchased gas adjustment clause. However, we may increase or decrease earnings by up to approximately 2.5% of our total annual gas costs based upon how closely actual gas commodity and capacity costs compare to benchmarks established by the PSCW.

Commodity Price Risk Programs:   Our gas operations have commodity risk management programs that have been approved by the PSCW. These programs hedge the cost of natural gas. As gas costs are recovered from customers, changes in the value of the financial instruments do not impact net income. These programs allow our gas operations to utilize option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under these programs, we have the ability to hedge up to 50% of our planned flowing gas and storage inventory volumes. The cost of applicable call and put option contracts, as well as gains or losses realized under the contracts, do not affect net income as they are fully recovered under the purchase gas adjustment clauses of our gas cost recovery mechanism. In addition, under these programs, we use derivative financial instruments to manage the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts, are subject to sharing under the incentive mechanisms. For information concerning commodity price risk as it applies to electric operations see "Commodity Price Risk" above.

Bad Debt Expense:   In 2003, due to a combination of unusually high natural gas prices, the soft economy within our utility service territories and limited governmental assistance available to low-income customers, we have seen a significant increase in uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in July 2003 requesting authority to defer for future rate recovery all residential bad debt write-offs during 2003 in excess of amounts included in current annual utility rates. The PSCW approved our request for deferral of 2003 uncollectible accounts receivable effective October 2003. We have deferred approximately $10.9 million in uncollectible accounts receivable as of December 31, 2003. Our annual residential bad debt expense in base rates is approximately $11.6 million.

Power the Future - Port Washington:   The PSCW issued a written order on December 20, 2002 (the Port Order) granting Wisconsin Energy, We Power and us a CPCN to commence construction of the Port Washington Generating Station consisting of two 545-megawatt natural gas-based combined cycle generating units (Port Units 1 and 2) on the site of our existing Port Washington Power Plant. The Port Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral and ATC to construct required transmission system upgrades to serve the Port Washington Generating Station. As part of the proceedings, the PSCW approved the lease agreements and related documents under which we will staff, operate and maintain Port Units 1 and 2. Key financial terms of the leased generation contracts include:

  Initial lease term of 25 years with the potential for subsequent renewals at reduced rates;
  Cost recovery over a 25 year period on a mortgage basis amortization schedule;
  Imputed capital structure of 53% equity, 47% debt for lease computation purposes;
  Authorized rate of return of 12.7% on equity for lease calculation purposes;
  Fixed construction cost of the two Port units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate; and
  Ongoing PSCW supervisory authority only over those lease terms and conditions specifically identified in the Port Order, which do not include the key financial terms.

After receiving approval for the Port Washington project, We Power entered into binding contracts with third parties to secure necessary engineering, design and construction services and major equipment components for Port Unit 1. In January 2003, we commenced demolition of two of our existing coal-based generating units on the Port Washington plant site to make room for the new facility. We Power began construction of the new facility in July 2003 and expects to complete construction by the end of the second quarter of 2005. We Power began collecting certain costs from us in the third quarter of 2003 as provided for in lease generation contracts that were signed in May 2003. In January 2003, we filed a request with the PSCW to defer costs for recovery in future rates. Wisconsin state law allows us to recover fully in our retail rates any portion of a lease generation contract that the PSCW has approved and allocated to retail electric service. The PSCW approved the request in an open meeting in April 2003. (See "Limited Rate Adjustment Request" above for further information.) Before beginning construction of Port Unit 2, the order requires that an updated demand and energy forecast be filed with the PSCW to document market demand for additional generating capacity. In October 2003, we received approval from the FERC to transfer by long-term lease certain associated FERC jurisdictional assets from We Power to us.

In March 2003, an individual who participated in the Port Washington CPCN proceedings before the PSCW filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Port Order granting the CPCN. In January 2004, the Dane County Circuit Court issued a decision vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW has begun a process to revise the Environmental Assessment consistent with the Court's decision. The PSCW has not made a decision on whether to appeal the Dane County Circuit Court decision.

Associated with construction of the Port Washington Generating Station, Wisconsin Gas received a Certificate of Authority from the PSCW in January 2003 authorizing construction of a 16.8 mile gas lateral that will connect the plant to the ANR Pipeline. It will also improve reliability for the natural gas distribution system in the area. Wisconsin Gas received a Chapter 30 wetland permit from the Wisconsin Department of Natural Resources (WDNR) in July 2003 approving construction of this lateral. The WDNR permitted construction of substantially the entire lateral consistent with the planned route previously approved by the PSCW, with certain exceptions. Wisconsin Gas has modified the planned route pursuant to the WDNR's request and received the necessary approvals for the modified route. Including the requested changes, the PSCW approved an updated cost estimate for the project of $41.5 million in November 2003. Construction of the lateral is scheduled to begin in spring 2004 and to be completed by late 2004.

In July and August 2003, two landowners filed separate Petitions for Review in Ozaukee County Circuit Court challenging the Chapter 30 permit issued in July 2003 by the WDNR to Wisconsin Gas for the Port Washington Lateral natural gas pipeline. Further, in September 2003, one of the same landowners filed an additional Petition for Review in Ozaukee County Circuit Court challenging the WDNR's denial of a request for a contested case hearing on the issuance of the Chapter 30 permit. Wisconsin Energy has reached a settlement with the landowners and the Petitions for Review have been dismissed.

Power the Future - Elm Road:   In November 2003, the PSCW issued an order (the Elm Road Order) granting Wisconsin Energy, We Power and us a CPCN to commence construction of two 615-megawatt coal-based units (the Elm Road units) to be located on the site of our existing Oak Creek Power Plant. The Elm Road Order concluded:

  Additional electric generation was required for Southeast Wisconsin;
  A diversity of fuel sources best serves the state;
  Two coal-fired super-critical pulverized coal units should be constructed with the first plant going on line in 2009 and the second going on line in 2010;
  The cost to construct the two coal units will be $2.15 billion (subject to adjustment for one year of escalation costs), which is expected to result in an approved project cost of $2.19 billion;
  The return on equity on the lease agreement will be set at 12.7% with a capital structure that includes 55% equity;
  If the actual project cost is less than the approved project cost, the actual cost will be used in the lease. If the actual project cost exceeds the approved project cost, excess costs up to 5% of the approved project cost may be recoverable, subject to a prudence requirement;
  Cost recovery over a 30 year period on a mortgage basis amortization schedule with the potential for subsequent renewals at reduced rates;
  The CPCN will be granted contingent upon us obtaining the necessary air quality and water permits;
  Ongoing PSCW supervisory authority only over those lease terms and conditions specifically identified in the Elm Road Order, which do not include the key financial terms; and
  The third proposed integrated gasification combined cycle unit was not approved at this time as the technology is not currently considered cost-effective.

We expect that we will have co-owners for approximately 17% of the project. In December 2003, Wisconsin Energy submitted lease generation contracts for the Elm Road units to the PSCW for approval. We anticipate these lease generation contracts, when approved by the PSCW, will, under state law, be recovered fully in our retail rates for that portion which the PSCW allocates to retail electric service.

In March 2003, the City of Oak Creek reached a tentative environmental and economic agreement with us covering our expansion plans for new generation at the Oak Creek site. We have also agreed to follow the City of Oak Creek's conditional use permit for construction on the Oak Creek site.

Four appeals challenging the PSCW's Elm Road Order have been filed, which appeals have been consolidated in Dane County Circuit Court. We have filed a Notice of Appearance and Statement of Position in three of these proceedings requesting that the PSCW's decision be upheld and the petitions be dismissed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the WDNR contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. We have filed a Notice of Appearance and Statement of Position in these two proceedings requesting that the WDNR's decision be upheld and the petitions be dismissed.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a water discharge permit for the Elm Road units. That request was granted. In January 2004, the WDNR issued the air pollution control construction permit to us for the Elm Road units. In February 2004, parties submitted to the WDNR and to the Dane County Circuit Court requests for a contested case hearing and for judicial review, respectively, on the Elm Road units air pollution control construction permit. No proceedings on these permit hearings have been scheduled. We continue to work with the PSCW and the WDNR, and other agencies, to obtain all required permits and project approvals.

Michigan Jurisdiction

In mid-November 2000, we submitted an application to the MPSC requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of our transmission assets to ATC. Hearings were completed in April 2002. In September 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately. On February 20, 2003, International Paper Corporation filed a claim of appeal from the MPSC's final order in Case No. U-12725, which awarded us a $3.2 million rate increase and changed the procedures by which we recover the cost of obtaining transmission services. We believe the MPSC will prevail in defense of its order.

Used Nuclear Fuel Rates:    In March 2003, a group of consumer advocacy groups led by the Michigan Environmental Council (collectively, MEC) filed a Formal Complaint and Request to Open a Formal Proceeding (the Complaint) with the MPSC naming us and four other utilities operating in Michigan as defendants. MEC claims that we improperly collect revenues for used nuclear fuel storage and disposal. The amounts of these revenues claimed by MEC to be collected from Michigan customers is between $2.3 million and $11.4 million. MEC requested that the MPSC open a contested case and review the rate making mechanisms for these used nuclear fuel revenues, as well as prospective remedies including ratepayer reductions, long-term mechanisms to ensure that used nuclear fuel revenues do not become stranded and performance or surety bonds to protect Michigan ratepayers. In April 2003, the MPSC certified the Complaint. We filed a notice of intent to file claim with the Michigan Court of Claims and a motion to dismiss the Complaint with the MPSC in May 2003. MEC filed its answer to our motion to dismiss in July 2003. We believe that the revenues are properly collected as the collection of these revenues is authorized by the MPSC. The resolution of this matter is not expected to have a material impact on our financial condition or results of operations.

Electric Transmission Cost Recovery:   Consistent with the requests in Wisconsin noted above, we filed a request with the MPSC in September 2001 for rate recovery of estimated 2002 transmission costs over 2001 levels in the amount of $0.3 million through the Michigan Power Supply Cost Recovery mechanism. In September 2002, the MPSC issued an order that authorized us to recover transmission costs in our Power Supply Cost Recovery clause prospectively. In April 2003, we received MPSC approval to defer costs associated with the start-up, formation of, and obtaining transmission service from ATC. As of December 31, 2003, we have deferred $1.2 million of start-up and network charges for the period January 2001 through September 2002 plus carrying costs.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power required by modern digital equipment, we are evaluating and updating our electric distribution system as part of Wisconsin Energy's Power the Future strategy. We are taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of our existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance our current electric distribution infrastructure. In the long-term, we are initiating a new distribution system design that is expected to consistently provide the level of reliability needed for a digital economy, using new technology, advanced communications and a two-way electricity flow. Implementation of Wisconsin Energy's Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see "Corporate Developments" above.

We had adequate capacity to meet all of our firm electric load obligations during 2003. All of our generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates. In mid-May a flood at a hydroelectric dam owned by another utility forced a complete shutdown of our 618-megawatt Presque Isle Power Plant in Marquette, Michigan, which resulted in the curtailment of non-firm service to some customers, as well as brief interruptions to firm service. Deliveries were also curtailed on several occasions to certain special contract customers in the Upper Peninsula of Michigan because of transmission constraints in the area including an incident in December 2003. During the December incident, flow was interrupted on the three main electric transmission lines owned by ATC and connecting Wisconsin to the Upper Peninsula of Michigan. This incident also resulted in short outages to some firm customers.

We expect to have adequate capacity to meet all of our firm load obligations during 2004. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures during 2004 as we have in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting our utility operations include but are not limited to (1) air emissions such as carbon dioxide (CO2), sulfur dioxide (SO2), nitrogen oxide (NOx), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel and (5) the eventual decommissioning of nuclear power plants.

We are currently pursuing a proactive strategy to manage our environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of Wisconsin Energy's Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) participating in regional initiatives to reduce the emissions of NOx from our fossil fuel-based generating facilities, (4) entering into agreements with the WDNR and EPA to reduce emissions of SO2 and NOx from our coal-based power plants in Wisconsin and Michigan by more than 65% and mercury by 50% within 10 years, (5) recycling of ash from coal-based generating units and (6) the clean-up of former manufactured gas plant sites. The capital cost of implementing the EPA agreement is estimated to be approximately $600 million over 10 years. For further information concerning the associated consent decree, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this report. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see "Nuclear Operations" below and "Note E -- Nuclear Operations" in the Notes to Consolidated Financial Statements in this report, respectively.

National Ambient Air Quality Standards:   In July 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. Legal challenges to the new standards are complete and the EPA and the states are currently developing rules to implement them. Although specific emission control requirements are not yet defined, we believe that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-based generating facilities. We expect that reductions needed to achieve compliance with the

8-hour ozone attainment standard will be implemented in stages from 2007 through 2010, beginning with the 1-hour ozone reductions described below. Reductions associated with the new fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. Beyond the cost estimates identified below, we are currently unable to estimate the impact of the revised air quality standards on our future liquidity, financial condition or results of operation.

Ozone Non-Attainment Standards:   The 1-hour ozone nonattainment rules currently being implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan limit NOx emissions in phases over the next five years.

We currently expect to incur total annual operation and maintenance costs of $1-2 million during the period 2004 through 2005 to comply with the Michigan and Wisconsin rules. We believe that compliance with the NOx emission reductions requirements will substantially mitigate costs to comply with the EPA's 8-hour ozone National Ambient Air Quality Standards discussed above.

In January 2000, the PSCW approved our comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period.

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA issued draft rules in December 2003 and will issue final rules by December 2004. In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin. In May 2003, the WDNR released a final draft of the proposed rules, which include mercury emission reductions of 40% by 2010 and 80% by 2015. The rules provide for a multi-emission alternative approach for compliance, but it is not clear if this would apply to the second phase of reductions. In June 2003, the Natural Resources Board approved the rules and sent them to the Wisconsin Legislature. The Wisconsin Legislature rejected the rules during the third quarter of 2003. We are currently unable to predict the ultimate rules, if any, that will be developed and adopted by the EPA or the WDNR, nor are we able to predict the impacts, if any, that the EPA's and WDNR's mercury emission control rulemakings might have on the operations of our existing or Wisconsin Energy's anticipated coal-based generating facilities.

Manufactured Gas Plant Sites:   We are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our combustion byproducts. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

EPA Information Requests:   We received requests for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Giddings & Lewis Inc./City of West Allis Lawsuit:   In July 1999, a jury issued a verdict against us awarding the plaintiffs $4.5 million in compensatory damages and $100 million in punitive damages in an action alleging that we had deposited contaminated wastes at two sites in West Allis, Wisconsin owned by the plaintiffs. In September 2001, the Wisconsin Court of Appeals overturned the $100 million punitive damage award and remanded the punitive damage claim to the lower court for retrial. In January 2002, the Wisconsin Supreme Court denied the plaintiffs' petition for review. Plaintiffs' claims were settled during 2002 for a total cost of $17.3 million. During 2003, we recovered settlements with various insurance carriers for approximately $11.2 million. We are continuing to pursue litigation against the remaining insurance carriers and other third parties. For further information, see "Note O -- Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this report.

Presque Isle Flood:   During the second quarter of 2003, our Presque Isle Power Plant was temporarily shut down due to the failure of a hydroelectric reservoir dike which flooded Marquette, Michigan. We estimate that our fuel and purchased power costs increased by approximately $9 million due to the need for replacement power during the plant outage. These increased costs were included as part of the fuel surcharge request discussed above. In addition, we incurred approximately $13.5 million in damage to equipment and property. We are pursuing recovery from insurance carriers and other parties for the above costs. We are continuing to analyze and refine the costs associated with this matter.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin which are operated by Nuclear Management Company, LLC (NMC), a company owned by one of our affiliates and affiliates of other unaffiliated utilities. During 2003, 2002 and 2001, Point Beach provided 25% of our net electric energy supply. The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2.

In July 2000, our senior management authorized the commencement of initial design work for the power uprate of both units at Point Beach. Subject to approval by the PSCW, the project could add approximately 90 megawatts of electrical output to Point Beach. We are currently evaluating the timing for implementation of the power uprate project. In February 2003, Point Beach completed an equipment upgrade, which resulted in a capacity increase of 7 megawatts per generating unit.

In 2003, NMC formed an operating license renewal team which completed a technical and economic evaluation of license renewal. Based upon the results of this evaluation and following approval by executive management and our Board of Directors in December 2003, NMC filed an application in February 2004 with the NRC to renew the operating licenses for both of Point Beach's nuclear reactors for an additional 20 years.

In February 2003, NRC issued an order establishing interim inspection requirements for reactor vessel heads at pressurized water reactors. The order formally establishes requirements for licensees to implement the provisions of NRC Bulletin 2002-02, "Reactor Pressure Vessel Head and Vessel Head Penetration Nozzle Inspection Programs," issued in August 2002. We plan to replace both reactor vessel heads during the 2005 refueling outages as an alternative to incurring the additional time and costs of these examinations and filed such an application with the PSCW in June 2003. In October 2003, the PSCW approved reactor vessel head replacement for Units 1 and 2 at Point Beach. Total capital expenditure to replace the two reactor vessel heads are estimated at approximately $54 million.

During 2002 and 2003, the NRC issued Final Significance Determination letters for two red (high safety significance) inspection findings regarding problems identified by Point Beach with the performance of the auxiliary feedwater system recirculation lines. During 2003 the NRC conducted a three-phase supplemental inspection of Point Beach in accordance with NRC Inspection Procedure 95003 to review corrective actions for the findings as well as the effectiveness of the corrective action, emergency preparedness and engineering programs.

The inspection results were presented at a public meeting in December 2003 and documented in a February 2004 NRC letter to NMC. The NRC determined that the plant is being operated in a manner that ensures public safety but also identified several performance issues in the areas of problem identification and resolution, emergency preparedness, electrical design basis calculation control and engineering-operations communication.

NMC responded to the supplemental inspection in February 2004 with specific commitments to address the NRC concerns, including revision of the Point Beach Excellence Plan. NRC will review the adequacy of the revised Excellence Plan and its implementation and will continue to provide increased oversight at Point Beach.

As a result of the September 11, 2001 terrorist attacks, NRC and the industry have been strengthening security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. NMC has responded to NRC's February 2002 Order for interim safeguards and security compensatory measures. NMC has also responded to NRC orders regarding security of independent spent fuel storage installations, design basis threat, and security officer training and work hours. Federal legislation is also pending on the federalization of nuclear plant security. We are currently unable to estimate the impact, if any, that may result.

Used Nuclear Fuel Storage and Disposal:   We are authorized to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their current operating licenses but not to exceed the original 48-canister capacity of the dry fuel storage facility.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987 (the Waste Act). Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which we have paid a total of $193.2 million over the life of the plant. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, we filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. As of December 2003, we have incurred damages in excess of $70 million, which we seek to recover from the Department of Energy. Damages continue to accrue, and, accordingly, we expect to seek recovery of our damages in this lawsuit.

In January 2002, as required by the Waste Act, the Secretary of Energy notified the Governor of Nevada and the Nevada Legislature that he intended to recommend to the President that the Yucca Mountain site is scientifically sound and suitable for development as the nation's long-term geological repository for used nuclear fuel. In February 2002, the Secretary provided the formal recommendation to the President. In a February 2002 letter to Congress, the President expressed his support for the development of the Yucca Mountain site. The letter also affirmed the need for a permanent repository by supporting the need for nuclear power and its cost competitiveness, as well as acknowledging that successful completion of the repository program will redeem the clear Federal legal obligation set forth in the Waste Act. In April 2002, the Nevada Governor announced the state's official disapproval of the President's recommendation. In May 2002, the U.S. House of Representatives endorsed the President's recommendation to develop the Yucca Mountain site as the nation's long-term geological repository for used nuclear fuel overriding the state of Nevada's objections. In July 2002, the U.S. Senate approved Yucca Mountain as such a repository. The President signed the resolution in July 2002 which cleared the way for the Department of Energy to begin preparation of the application to the NRC for a license to design and build the repository.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress has generally stalled subsequent to the California price and supply problems in early 2001. The wide-spread outage in the eastern United States in August of 2003 further slowed the pace of electric industry restructuring. FERC continues to strongly support large Regional Transmission Organizations (RTOs), which will affect the structure of the wholesale market. The timeline for restructuring and retail access continues to be stretched out and it is uncertain when retail access will happen in Wisconsin. Late in 2003 a federal energy bill containing changes that would impact the electric utility industry passed the U. S. House of Representatives, however it was not passed by the Senate. Major issues in industry restructuring like deregulating existing generation, unbundling transmission and generation from distribution costs, implementing RTOs, and market power mitigation received little attention in 2003. We continue to focus on infrastructure issues through Wisconsin Energy's Power the Future growth strategy.

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
  Continued development of a regional independent electric transmission system operator; and
  Improvements to existing and addition of new electric transmission lines in the state.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin Legislature. No such legislation has been introduced in Wisconsin to date.

Restructuring in Michigan:   Electric utility revenues in Michigan are regulated by the MPSC. In June 2000, the Governor of Michigan signed the "Customer Choice and Electric Reliability Act" into law empowering the MPSC to implement electric retail access in Michigan. The new law provides that as of January 1, 2002 all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer. The Michigan Retail Access law was characterized by the Michigan Governor as "Choice for those who want it and protection for those who need it."

As of January 1, 2002, our Michigan retail customers were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We have maintained our generation capacity and distribution assets and provide regulated service as we have in the past. We continue providing distribution and customer service functions regardless of the customer's power supplier.

Competition and customer switching to alternative suppliers in our service territory in Michigan has been limited. With the exception of one general inquiry, no alternate supplier activity has occurred in our service territory in Michigan, reflecting the small market area, our competitive regulated power supply prices and a lack of interest in general in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Restructuring in Illinois:   In 1999, the state of Illinois passed legislation that introduced retail electric choice for large customers and introduced choice for all retail customers in May 2002. This legislation is not expected to have a material impact on our business. We have one wholesale customer in Illinois, the City of Geneva, whose contract is scheduled to expire on December 31, 2005.

Electric Transmission

American Transmission Company:   Effective January 1, 2001, we transferred all of our electric utility transmission assets to ATC in exchange for an ownership interest in this new company. Joining ATC is consistent with the FERC's Order No. 2000, intended to foster competition, efficiency and reliability in the electric industry.

ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC's transmission system was transferred to the Midwest ISO and we became a non-transmission owning member and customer of the Midwest ISO.

Midwest ISO:   In connection with its role as a FERC-approved RTO, the Midwest ISO is in the process of developing a bid-based energy market, which is currently proposed to be implemented on December 1, 2004. In connection with the development of the energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-atlantic states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR) which will be initially allocated by the Midwest ISO and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and, what, if any, financial impact the LMP congestion pricing system might have on us.

Additionally, the Midwest ISO is currently deferring the costs to start-up their energy market (new software systems and personnel), but once the market is operational, these costs will be charged to customers.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in Midwest ISO. It is unknown at this point what rate design will replace the license plate rate design or the impact that any new rate design will have on our results of operations or financial position.

Lost Revenue Charges:   The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC's requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM Interconnection, LLC, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

In December 2003, we, along with other entities, reached an agreement with the Midwest ISO and a consortium of companies referred to as the Grid America Companies on a lost revenue payment resulting from the Grid America Companies' decision to place their transmission facilities under the operational control of the Midwest ISO. Discussions as to appropriate lost revenue charges are currently ongoing with regard to several entities' decisions, including that of Commonwealth Edison Company, a transmission provider to us, to place their transmission facilities under the control of PJM.

Natural Gas Utility Industry

Restructuring in Wisconsin:   The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, we are unable to predict the impact of potential future deregulation on our results of operations or financial position.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. The Interpretation was applied to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. See "Note B -- Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for additional information. In December 2003, the FASB revised the effective date for all other types of entities to financial statements for periods after March 15, 2004. While we are continuing to evaluate the impact of the application of these new rules, we do not expect adoption of the final phase of Interpretation 46 to have a significant impact on our balance sheets or on our results of operations.

The FASB issued FASB Staff Position No. SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act. In accordance with FSP 106-1, we elected to defer recognition of the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. See "Note K -- Benefits" in the Notes to Consolidated Financial Statements in this report for more information.

CRITICAL ACCOUNTING ESTIMATES

Preparation of financial statements and related disclosures in compliance with generally accepted accounting principles (GAAP) requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events, including the likelihood of success of particular projects, legal and regulatory challenges and anticipated recovery of costs. These judgments, in and of themselves, could materially impact the financial statements and disclosures based on varying assumptions. In addition, the financial and operating environment also may have a significant effect, not only on the operation of our business, but on our results reported through the application of accounting measures used in preparing the financial statements and related disclosures, even if the nature of the accounting policies applied have not changed.

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments.

Regulatory Accounting:   Our electric, gas and steam operations operate under rates established by state and federal regulatory commissions, which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2003, we had $443.4 million in regulatory assets and $561.7 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for additional information.

Pension and Other Post-retirement Benefits:   Our reported costs of providing non-contributory defined pension benefits (described in "Note K -- Benefits" in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with SFAS 87, Employers' Accounting for Pensions (SFAS 87), changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

As of December 31, 2002, approximately 72% of our pension plan assets were invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2002, the funded status of our plans fell significantly due to the decline in the value of plan investments and due to the increase in the benefit obligation resulting from a lower discount rate. Our pension plans went from a $50 million underfunded status as of December 31, 2001 to a $241 million underfunded status as of December 31, 2002. As a result, we recorded a minimum pension liability of $164 million in December 2002. The regulators of our utility segment have adopted SFAS 87 and 88 for rate making purposes. As such, during 2002 we recorded a corresponding $136 million regulatory asset under SFAS 71 (see "Note A -- Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements) representing future pension costs expected to be recoverable in future rates.

As of December 31, 2003, approximately 76% of our pension plan assets were invested in equity securities. Remaining plan assets were invested primarily in corporate and government bonds. During 2003, the funded status of our plans recovered from the 2002 levels but they still remain $237 million underfunded. As a result, we recorded a minimum pension liability of $113.8 million in December 2003. We recorded a corresponding $70.4 million regulatory asset under SFAS 71 during 2003 (see "Note A -- Summary of Significant Accounting

Policies" in the Notes to Consolidated Financial Statements) representing future pension costs expected to be recoverable in future rates.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant for our pension plans.

Pension Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$2.8

0.5% decrease in rate of return on plan assets	$3.6

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

In addition to pension plans, we maintain other post-retirement benefit plans, which provide health and life insurance benefits for retired employees (described in "Note K -- Benefits" in the Notes to Consolidated Financial Statements). We account for these plans in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, the regulators of our utility operations have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant for our other post-retirement plans.

Other Post-retirement Benefit Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$2.2

0.5% decrease in health care cost trend rate	($1.4)

0.5% decrease in rate of return on plan assets	$0.3

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2003 of $2.5 billion included accrued utility revenues of $149.8 million at December 31, 2003.

Asset Retirement Obligations:   Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires entities to recognize the estimated fair value of legal liabilities for asset retirements in the period in which they are incurred. SFAS 143 applies primarily to decommissioning costs for Point Beach Nuclear Plant. Using a discounted future cash flow methodology, we estimated that our nuclear asset retirement obligation was approximately $673 million at January 1, 2003. Calculation of this asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm as well as several significant assumptions including the timing of future cash flows, future inflation rates, the discount rate applied to future cash flows and an 85% probability of plant relicensing. Assuming the following changes in key assumptions and holding all other assumptions constant, we estimate that our nuclear asset retirement obligation at January 1, 2003 would have changed by the following amounts:

Change in Assumption	Change in Liability

(Millions of Dollars)

1% increase in inflation rate	$226
1% decrease in inflation rate	($167)

0% probability of license extension	$138
100% probability of license extension	($24)

At January 1, 2003, we were unable to identify a viable market for or third party who would be willing to assume this liability. Accordingly, we used a market-risk premium of zero when measuring our nuclear asset retirement obligation. We estimate that for each 1% increment that would be included as a market-risk premium, our nuclear asset retirement obligation would increase by approximately $7.1 million.

For additional information concerning adoption of SFAS 143 and our estimated nuclear asset retirement obligation, see "Note B -- Recent Accounting Pronouncements" and "Note E -- Nuclear Operations" in the Notes to Consolidated Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by us or on our behalf. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

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
  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the United States Environmental Protection Agency's regulations as well as regulations from the Wisconsin or Michigan Departments of Natural Resources, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; or the siting approval process for new generation and transmission facilities; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of approval of the WICOR merger.
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
  The cost and other effects of legal and administrative proceedings, settlements, investigations and claims, and changes in those matters, including the final outcome of litigation with insurance carriers to recover costs and expenses associated with the Giddings & Lewis Inc./City of West Allis lawsuit against us.
  Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; or security ratings.
  Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; changes in the Price-Anderson Act; changes in environmental laws and regulations; or changes in allocation of energy assistance, including state public benefits funds.
  Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.
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

  Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2003	2002	2001

	(Millions of Dollars)
Operating Revenues
Electric	$1,986.4	$1,884.6	$1,839.8
Gas	513.0	389.8	457.1
Steam	22.5	21.5	21.8

Total Operating Revenues	2,521.9	2,295.9	2,318.7

Operating Expenses
Fuel and purchased power	562.4	493.9	509.7
Cost of gas sold	355.4	240.8	319.0
Other operation and maintenance	784.0	736.3	681.9
Depreciation, decommissioning and amortization	276.2	267.9	264.3
Property and revenue taxes	72.6	71.7	67.8

Total Operating Expenses	2,050.6	1,810.6	1,842.7

Operating Income	471.3	485.3	476.0

Other Income and Deductions
Interest income	0.6	2.1	13.2
Equity in earnings of unconsolidated affiliates	22.8	20.4	20.6
AFUDC-equity	2.4	3.5	1.7
Other, net	5.7	(1.7)	0.5

Total Other Income and Deductions	31.5	24.3	36.0

Financing Costs
Interest expense	92.6	94.9	109.7
AFUDC-debt	(1.4)	(2.2)	(0.8)

Total Financing Costs	91.2	92.7	108.9

Income Before Income Taxes	411.6	416.9	403.1

Income Taxes	154.9	157.7	156.6

Net Income	256.7	259.2	246.5

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common
Stockholder	$255.5	$258.0	$245.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2003	2002	2001

	(Millions of Dollars)
Operating Activities
Net income	$256.7	$259.2	$246.5
Reconciliation to cash
Depreciation, decommissioning and amortization	301.9	282.3	277.6
Nuclear fuel expense amortization	25.3	27.3	32.3
Equity in earnings of unconsolidated affiliates	(22.8)	(20.4)	(20.6)
Deferred income taxes and investment tax credits, net	(1.7)	(31.9)	(32.9)
Accrued income taxes, net	(6.0)	37.2	46.5
Change in - Accounts receivable and accrued revenues	5.3	(26.1)	17.0
Other accounts receivable	-	116.4	-
Inventories	(31.7)	(17.4)	(29.7)
Other current assets	(23.2)	2.0	27.0
Accounts payable	(8.7)	(20.0)	-
Other current liabilities	7.5	22.3	(48.2)
Other	11.6	25.4	21.6

Cash Provided by Operating Activities	514.2	656.3	537.1

Investing Activities
Capital expenditures	(343.7)	(365.7)	(377.0)
Return of investment from ATC	-	-	105.2
Nuclear fuel	(38.3)	(20.7)	(9.9)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Other	(3.2)	(12.1)	(2.5)

Cash Used in Investing Activities	(402.8)	(416.1)	(301.8)

Financing Activities
Dividends paid on common stock	(179.6)	(179.6)	(130.0)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	655.2	36.0	22.0
Retirement of long-term debt	(522.2)	(285.8)	(30.8)
Change in short-term debt	(38.9)	182.4	(84.6)
Other, net	(18.0)	-	-

Cash Used in Financing Activities	(104.7)	(248.2)	(224.6)

Change in Cash and Cash Equivalents	6.7	(8.0)	10.7

Cash and Cash Equivalents at Beginning of Year	13.3	21.3	10.6

Cash and Cash Equivalents at End of Year	$20.0	$13.3	$21.3

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$112.1	$114.8	$131.7
Income taxes (net of refunds)	$148.7	$124.1	$142.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2003	2002

	(Millions of Dollars)
Property, Plant and Equipment
Electric	$5,726.6	$5,297.2
Gas	671.0	623.5
Steam	69.7	68.5
Common	299.0	346.5
Other	52.8	31.0

	6,819.1	6,366.7
Accumulated depreciation	(2,571.4)	(2,389.8)

	4,247.7	3,976.9
Construction work in progress	68.3	188.8
Leased facilities, net	104.6	110.3
Nuclear fuel, net	78.4	63.2

Net Property, Plant and Equipment	4,499.0	4,339.2

Investments
Nuclear decommissioning trust fund	674.4	550.0
Investment in ATC	136.2	130.9
Other	0.7	6.3

Total Investments	811.3	687.2

Current Assets
Cash and cash equivalents	20.0	13.3
Accounts receivable, net of allowance for
doubtful accounts of $26.6 and $30.2	239.3	246.6
Accrued revenues	149.8	147.8
Materials, supplies and inventories	276.2	244.5
Prepayments	95.6	72.4
Deferred income taxes - current	42.4	38.3
Other	3.6	3.6

Total Current Assets	826.9	766.5

Deferred Charges and Other Assets
Regulatory assets	443.4	457.9
Other	64.0	34.3

Total Deferred Charges and Other Assets	507.4	492.2

Total Assets	$6,644.6	$6,285.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2003	2002

	(Millions of Dollars)
Capitalization (See Statements of Capitalization)
Common equity	$2,131.9	$2,049.9
Preferred stock	30.4	30.4
Long-term debt	1,435.3	1,432.4

Total Capitalization	3,597.6	3,512.7

Current Liabilities
Long-term debt due currently	164.2	27.0
Short-term debt	315.9	354.8
Accounts payable	184.9	193.6
Payroll and vacation accrued	58.1	62.1
Taxes accrued - income and other	103.7	110.1
Interest accrued	12.2	16.5
Other	91.1	74.9

Total Current Liabilities	930.1	839.0

Deferred Credits and Other Liabilities
Asset retirement obligations	732.0	-
Regulatory liabilities	561.7	156.9
Cost of removal obligations	-	954.2
Deferred income taxes - long-term	456.4	430.5
Minimum pension liability	113.8	163.6
Accumulated deferred investment tax credits	61.4	65.8
Other	191.6	162.4

Total Deferred Credits and Other Liabilities	2,116.9	1,933.4

Commitments and Contingencies (Note O)	-	-

Total Capitalization and Liabilities	$6,644.6	$6,285.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2003	2002

		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$332.9	$332.9
Other paid in capital		532.4	530.7
Retained earnings		1,270.8	1,194.9
Accumulated other comprehensive income (loss)		(4.2)	(8.6)

	Total Common Equity	2,131.9	2,049.9

Preferred Stock
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-

	Total Preferred Stock	30.4	30.4

Long-Term Debt
First mortgage bonds	7-1/4% due 2004	140.0	140.0
	7-1/8% due 2016	-	100.0
	6.85% due 2021	-	9.0
	7-3/4% due 2023	-	100.0
	7.05% due 2024	-	60.0
	7.70% due 2027	-	200.0

Debentures (unsecured)	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	2.1	2.8
	8-1/4% due 2022	-	25.0
	6-1/2% due 2028	150.0	150.0
	6-7/8% due 2095	100.0	100.0
	4.50% due 2013	300.0	-
	5.625% due 2033	335.0	-

Notes (secured, nonrecourse)	2% stated rate due 2011	1.3	1.3
	4.81% effective rate due 2030	2.0	-

Notes (unsecured)	6.36% effective rate due 2006	3.6	4.8
	1.52% variable rate due 2006 (a)	1.0	1.0
	1.52% variable rate due 2015 (a)	17.4	17.4
	1.25% variable rate due 2016 (a)	67.0	67.0
	1.52% variable rate due 2030 (a)	80.0	80.0

Obligations under capital leases		213.2	218.2
Unamortized discount		(13.1)	(17.1)
Long-term debt currently due		(164.2)	(27.0)

Total Long-Term Debt		1,435.3	1,432.4

Total Capitalization		$3,597.6	$3,512.7

(a) Variable interest rate as of December 31, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other
	Common	Other Paid	Retained	Comprehensive
	Stock	In Capital	Earnings	Income	Total

	(Millions of Dollars)

Balance - December 31, 2000	$332.9	$530.7	$1,001.2	$ -	$1,864.8
Net income			246.5		246.5
Other comprehensive income (loss)
Unrealized gain (loss) on derivatives
qualified as hedges:
Unrealized losses due to cumulative
effect of a change in accounting
principle, net of tax				(5.1)	(5.1)
Reclassification adjustment for gains
included in net income, net of tax				5.1	5.1

Comprehensive Income	-	-	246.5	-	246.5
Cash dividends
Common stock			(130.0)		(130.0)
Preferred stock			(1.2)		(1.2)

Balance - December 31, 2001	$332.9	$530.7	$1,116.5	$ -	$1,980.1
Net income			259.2		259.2
Other comprehensive income (loss)
Minimum pension liability				(8.1)	(8.1)
Unrealized hedging losses				(0.5)	(0.5)

Comprehensive Income (loss)	-	-	259.2	(8.6)	250.6
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)

Balance - December 31, 2002	$332.9	$530.7	$1,194.9	($8.6)	$2,049.9
Net income			256.7		256.7
Other comprehensive income
Minimum pension liability				3.9	3.9
Unrealized hedging gains				0.5	0.5

Comprehensive Income	-	-	256.7	4.4	261.1
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax Benefit of exercised stock
options allocated from parent		1.7			1.7

Balance - December 31, 2003	$332.9	$532.4	$1,270.8	($4.2)	$2,131.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Electric Power Company (Wisconsin Electric, the Company, Our, We or Us), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin. We consolidate our wholly owned subsidiary Bostco LLC (Bostco). Bostco owns real estate properties, with total assets of $45.1 million as of December 31, 2003 that are eligible for historical rehabilitation tax credits.

All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:   We have reclassified certain prior year financial statement amounts to conform to their current year presentation. These reclassifications had no effect on net income or earnings per share.

The most significant reclassifications relate to the reporting of accumulated costs of removal, which are non-legal retirement obligations and accumulated decommissioning costs accrued prior to January 1, 2003. Previously, these costs were included as components of accumulated depreciation on our balance sheets.

Revenues:   We recognize energy revenues on the accrual basis and include estimated amounts for service rendered but not billed.

Our rates include base amounts for estimated fuel and purchased power costs. We can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through the rate review process with the Public Service Commission of Wisconsin (PSCW) and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates.

Our retail gas rates include monthly adjustments, which permit the recovery or refund of actual purchased gas costs. We defer any difference between actual gas costs incurred (adjusted for a sharing mechanism) and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

Property and Depreciation:   We record utility property, plant and equipment at cost. Cost includes material, labor, overheads and allowance for funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We collect future removal costs in our rates future removal costs for many assets that do not have an associated legal asset retirement obligation. We record a liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This liability was $400.6 million as of December 31, 2003 and is classified as a regulatory liability. The December 31, 2002 liability was $404.2 million and was classified in Cost of Removal Obligations.

We include capitalized software costs associated with our regulated operations under the caption "Property, Plant and Equipment" on the Consolidated Balance Sheets. We had capitalized software costs of $47.6 million and $50.5 million as of December 31, 2003 and 2002, respectively.

Our utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.2% in 2003, 4.5% in 2002, and 4.6% in 2001. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note E).

We record other property, plant and equipment at cost. Cost includes material, labor, overhead and capitalized interest. We charge additions to and significant replacements of property to property, plant and equipment at cost and we charge minor items to maintenance expense. Upon retirement or sale of other property and equipment we remove the cost and related accumulated depreciation from the accounts and include any gain or loss in "Other Income and Deductions" in the Consolidated Income Statements.

Estimated useful lives for non-regulated assets are 2 to 5 years for software.

For assets other than our regulated assets we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets.

Allowance For Funds Used During Construction:   Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. Allowance for borrowed funds also includes interest capitalized on qualifying assets of non-utility subsidiaries. In the Consolidated Income Statements, we show the cost of borrowed funds (AFUDC-debt) as an offset to interest expense and include the return on stockholders' capital (AFUDC-equity) as an item of other income.

As approved by the PSCW, we capitalized AFUDC-debt and equity at 10.18% during the periods reported.

In a rate order dated August 30, 2000, the PSCW authorized us to accrue AFUDC on all electric utility nitrogen oxide (NOx) remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on such projects. In addition, the August 2000 PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

Materials, Supplies and Inventories:   Our inventory at December 31 consists of:

Materials, Supplies and Inventories	2003	2002

	(Millions of Dollars)
Fossil Fuel	$107.0	$124.3
Natural Gas in Storage	83.8	37.4
Materials and Supplies	85.4	82.8

Total	$276.2	$244.5

We price substantially all fossil fuel, materials and supplies and natural gas in storage inventories using the weighted-average method of accounting.

Regulatory Accounting:   We account for our regulated operations in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific rate orders or by a generic order issued by our primary regulator. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. As of December 31, 2003, we had approximately $25.2 million of regulatory assets that were not earning a return. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

Our regulatory assets and liabilities at December 31 consist of:

Regulatory Assets	2003	2002

	(Millions of Dollars)

Deferred income tax related (See Note D)	$132.3	$138.4
Deferred electric transmission costs	73.3	62.5
Unrecognized pension costs (See Note K)	70.4	135.8
Plant related -- capital lease (See Note G)	54.5	47.2
Environmental costs	48.7	44.0
Debt redemption costs	18.3	-
Bad debt costs	10.9	-
Department of Energy assessments (See Note E)	10.7	13.3
Lightweight aggregate plant	8.9	12.2
Other, net	15.4	4.5

Total Regulatory Assets	$443.4	$457.9

Regulatory Liabilities	2003	2002

	(Millions of Dollars)

Cost of removal obligations	$400.6	$ -
Deferred income tax related (See Note D)	91.0	97.5
Tax and interest refunds	21.2	20.7
Derivatives	11.5	4.5
NOx escrow	2.7	11.9
Other, net	34.7	22.3

Total Regulatory Liabilities	$561.7	$156.9

We recorded a minimum pension liability in 2003 and in 2002 to reflect the funded status of our pension plans (See Note K). We concluded that substantially all of the unrecognized pension costs resulting from the recognition of our minimum pension liability that relate to our utility operations qualify as a regulatory asset. As a result, we recognized a pre-tax regulatory asset in the amount of $70.4 million and $135.8 million associated with our minimum pension liability as of December 31, 2003 and 2002, respectively.

In October 2002, the PSCW issued an order authorizing us to implement a surcharge for recovery of annual electric transmission costs projected through 2005. Recognizing the uncertainty of these transmission-related costs, the PSCW order authorized a four year escrow accounting treatment such that rate recovery will ultimately be trued-up to actual costs plus a return on the unrecovered costs. We are currently recovering incremental transmission costs from our customers. The difference between actual incremental transmission costs incurred and the amount being recovered goes to the escrow account We have deferred a total of $73.3 million of electric transmission costs as a regulatory asset through December 31, 2003.

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2003, we have recorded $48.7 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $25.7 million of deferrals for actual remediation costs incurred and a $23.5 million accrual for estimated future site remediation (See Note O). We expect to include total actual remediation costs incurred in our next rate case at which time we would begin amortizing these costs over the following five years.

As permitted by our regulators, we account for certain debt redemption costs under the revenue neutral method of accounting. Under the revenue neutral method of accounting, we defer the costs associated with the redemption of utility debt to the extent that the redeemed debt is refinanced with other utility debt. The redemption costs are amortized based upon the difference between the interest expense of the new and redeemed debt.

At December 31, 2003, we have deferred approximately $18.3 million of net debt redemption costs as a regulatory asset and expect to fully amortize these costs through 2005.

As of December 31, 2003, we have deferred a regulatory asset of approximately $10.9 million in total uncollectible accounts receivable representing incremental bad debt costs in excess of amounts in existing rates. In 2003, due to a combination of unusually high natural gas prices, the soft economy within our utility service territories and limited governmental assistance available to low-income customers, we experienced a significant increase in uncollectible accounts receivable. As a result, in October 2003 the PSCW approved our request for deferral of 2003 uncollectible accounts receivable in excess of amounts included in existing annual utility rates.

Income Taxes:   We are included in Wisconsin Energy's consolidated Federal income tax return. As such, Wisconsin Energy allocates Federal current tax expense or credits to us based on our separate tax computation.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment. Historical rehabilitation credits are reported in income in the year claimed.

Wisconsin Energy allocates the tax benefit of stock options exercised to us to the extent the option holders payroll cost was incurred by us. We record the allocated tax benefit as an addition to paid in capital.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However, we limit the use of financial instruments. For further information, see Notes I and J.

Statement of Cash Flows:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. We do not believe that these restrictions will materially affect our operations.

Asset Retirement Obligations:   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No 143, Accounting for Asset Retirement Obligations. We adopted SFAS 143 effective January 1, 2003. Consistent with SFAS 143, we record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset's useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under SFAS 143.

Investments:   Investments in affiliated companies in which we have a controlling financial interest are consolidated. Investments in other affiliated companies in which we do not maintain control are accounted for using the equity method.

Nuclear Fuel Amortization:   We lease our nuclear fuel and amortize the fuel inventory to fuel expense as the power is generated, generally over a period of 60 months.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities:   In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In

December 2003, the FASB revised the effective date for all other types of entities to financial statements for periods ending after March 15, 2004. While we are continuing to evaluate the impact of the application of these new rules, we do not expect adoption of the final phase of Interpretation 46 to have a significant impact on our balance sheets or on our results of operations.

Derivative Instruments:   We adopted SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. SFAS 149, which was issued by FASB in April 2003, amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process and other FASB projects dealing with financial instruments. SFAS 149 also amends Statement 133 to incorporate clarifications of and to expand the definition of a derivative.

Pension and Other Post-retirement Benefit Plans:   We adopted SFAS 132R, Employers' Disclosures about Pensions and Other Post-retirement Benefits, in December 2003. SFAS 132R, which was issued by FASB in December 2003, replaces existing FASB disclosure requirements for defined benefit plans. In addition to expanded annual disclosures, the FASB is requiring companies to report the various elements of pension and other post-retirement benefit costs on a quarterly basis (See Note K).

C -- AMERICAN TRANSMISSION COMPANY

Effective January 1, 2001, we transferred electric utility transmission system assets with a net book value of approximately $224.1 million to American Transmission Company LLC (ATC) in exchange for an ownership interest in this new company. No gain or loss was recorded in this transaction. During 2001, ATC issued debt and distributed $105.2 million of cash back to us as a partial return of the original equity contribution. As of December 31, 2003 and 2002, we had a total ownership interest of approximately 34.6% and 37%, respectively, in ATC. We are represented by one out of fourteen ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 8% of the voting control. We account for our investment in ATC under the equity method.

D -- INCOME TAXES

We follow the liability method in accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets.

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2003	2002	2001

	(Millions of Dollars)

Current tax expense	$156.6	$189.7	$189.5
Deferred income taxes, net	2.8	(27.5)	(28.4)
Investment tax credit, net	(4.5)	(4.5)	(4.5)

Total Income Tax Expense	$154.9	$157.7	$156.6

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2003		2002		2001

Income Tax Expense	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$144.1	35.0%	$145.9	35.0%	$141.0	35.0%
State income taxes
net of federal tax benefit	19.3	4.7%	20.2	4.8%	20.7	5.1%
Investment tax credit restored	(4.5)	(1.1%)	(4.5)	(1.0%)	(4.5)	(1.1%)
Historical rehabilitation credits	(3.3)	(1.0%)	(2.5)	(0.6%)	-	-
Other, net	(0.7)	(0.0%)	(1.4)	(0.4%)	(0.6)	(0.2%)

Total Income Tax Expense	$154.9	37.6%	$157.7	37.8%	$156.6	38.8%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)

Deferred Income Taxes	2003	2002	2003	2002

	(Millions of Dollars)

Property-related	$ -	$ -	$643.2	$607.8
Construction advances	-	-	(82.9)	(75.7)
Decommissioning trust	-	-	(65.5)	(59.0)
Contested liability payment	-	(2.4)	-	-
Recoverable gas costs	(0.5)	2.3	-	-
Uncollectible account expense	9.8	9.1	-	-
Employee benefits
and compensation	10.6	10.7	(44.3)	(37.5)
Asset impairment charge	10.7	10.8	-	-
Other	11.8	7.8	5.9	(5.1)

Total Deferred Income Taxes	$42.4	$38.3	$456.4	$430.5

We have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (See Note A).

E -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units at Point Beach Nuclear Plant (Point Beach) in Two Rivers, Wisconsin. Point Beach is operated by Nuclear Management Company, LLC (NMC), a company that, as of December 31, 2003, provides services to eight nuclear generating units in the Midwest. NMC is owned by Wisconsin Energy and the affiliates of four other unaffiliated investor-owned utilities in the region. We currently expect the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2. NMC filed an application in February 2004 with the NRC to renew the operating licenses for both of our plant's nuclear reactors for an additional 20 years.

Nuclear Insurance:   The Price-Anderson Act, as it applies to Point Beach, currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.7 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.4 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $99.2 million per reactor (we own two) with a limit of $10 million per reactor within one calendar year. As the owner of Point Beach, we would be obligated to pay our proportionate share of any such assessment.

We, through our membership in Nuclear Electric Insurance Limited (NEIL), carry decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.0 billion at Point Beach. Under policies issued by NEIL, the insured member is liable for a retrospective premium adjustment in the event of catastrophic losses exceeding the full financial resources of NEIL. Our maximum retrospective liability under these policies is $14.9 million.

We also maintain insurance with NEIL covering business interruption and extra expenses during any prolonged accidental outage at Point Beach, where such outage is caused by accidental property damage from radioactive contamination or other risks of direct physical loss. Our maximum retrospective liability under this policy is $10.0 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect us from material adverse impact.

Nuclear Decommissioning:   We record decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning expense was $17.6 million for each of the years ended 2003, 2002 and 2001. As of December 31, 2003, and 2002, we had the following investments in Nuclear Decommissioning Trusts, stated at fair value.

	2003	2002

	(Millions of Dollars)

Funding and Realized Earnings	$485.2	$458.6
Unrealized Gains	189.2	91.4

Total	$674.4	$550.0

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, our debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund are determined on the basis of specific identification; net unrealized holding gains on the fund are recorded as part of the fund. We record realized and unrealized fund earnings as a regulatory liability.

As of December 31, 2002, we had accrued decommissioning costs of $550.0 million. These amounts were included on the 2002 consolidated balance sheets as a long-term liability under Cost of Removal Obligations. Beginning January 1, 2003, we adopted SFAS 143 Accounting for Asset Retirement Obligations. Under SFAS 143, we recorded a liability on our balance sheet for the net present value of the expected cash flows associated with our legal obligation to decommission our nuclear plant and reclassified non-legal removal obligations from cost of removal obligation to regulatory liabilities. Under SFAS 71, Accounting for the Effects of Certain Types of Regulation, we recorded a regulatory asset for the amounts that the Asset Retirement Obligation liability exceeded amounts collected in rates and cumulative investment gains. In the future, if the SFAS 143 liability is less than the amounts funded, we would expect to record a regulatory liability for the difference based on the expected rate treatment from our primary regulator. For further information on our asset retirement obligations see Note F.

The asset retirement liability as calculated under SFAS 143 is based on several significant assumptions including the timing of future cash flows, future inflation rates, the extent of work that is performed and the discount rate applied to future cash flows. These assumptions differ significantly from the assumptions used by the PSCW to calculate the nuclear decommissioning liability for funding purposes. For the SFAS 143 calculation, we assumed an 85% probability of plant license renewal based strictly on industry averages. Our SFAS 143 liability is approximately $732 million as of December 31, 2003.

In 2002, we engaged a consultant to perform a site specific study for regulatory funding purposes. This study assumed that the plants would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of work. The study also estimated the liability for fuel management costs and non-nuclear demolition costs. These costs are excluded from the calculation of the SFAS 143 liability. The 2002 site specific study estimated that the cost to decommission the plant in 2003 year dollars was approximately $1.1 billion. The differences between the regulatory funding liability and the SFAS 143 liability are primarily related to fuel management costs, non-nuclear demolition costs and the timing of future cash flows.

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants, future inflation rates and discount rates. However, based on the current plant licenses, we do not expect to make any nuclear decommissioning expenditures in excess of $1.0 million before the year 2009.

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund (D&D Fund) for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2003, we recorded our remaining estimated liability equal to projected special assessments of $8.0 million. An associated deferred regulatory asset is detailed in Note A. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next four years ending in 2007.

F -- ASSET RETIREMENT OBLIGATIONS

SFAS 143, Accounting for Asset Retirement Obligations, primarily applies to the future decommissioning costs for Point Beach. Prior to January 2003, we recorded a long-term liability for accrued nuclear decommissioning costs. (See Note E).

SFAS 143 also applies to a smaller extent to several other utility assets including the dismantlement of certain hydro facilities and the removal of certain coal handling equipment and water intake facilities located on lakebeds. We have not recorded any asset retirement obligations for the removal of the coal handling equipment or for the water intake facilities located on lakebeds because the associated liability cannot be reasonably estimated.

During the second quarter of 2003, we signed an agreement to lease the site of our existing coal-based Port Washington Power Plant to our affiliate, W.E. Power LLC, which is constructing and will own a new gas-fired generating station at the site as part of Wisconsin Energy's Power the Future program. The terms of the lease call for us to raze the existing facilities at the site by the spring of 2006. Accordingly, we recorded an asset retirement obligation and corresponding plant asset in the amount of $14.9 million.

If we had adopted SFAS 143 at the beginning of fiscal 2002, we would have reported the following asset retirement obligations on our Consolidated Balance Sheets in "Deferred Credits and Other Liabilities" as of December 31:

	2003	2002
	(Millions of Dollars)
Asset Retirement Obligations
Reported	$732.0	$ -
Pro forma	$732.0	$675.4

The following table presents the change in our asset retirement obligations during 2003.

Balance at 12/31/02	Initial Adoption	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/03
(Millions of Dollars)

$ -	$675.4	$14.9	$0.8	$35.2	$7.3	$732.0

G -- LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes:   At December 31, 2003, the maturities and sinking fund requirements through 2008 and thereafter for the aggregate amount of our long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)
2004	$141.9
2005	1.9
2006	203.0
2007	0.2
2008	0.2
Thereafter	1,052.2

Total	$1,399.4

Sinking fund requirements for the years 2004 through 2008, included in the preceding table, are $9.0 million. Substantially all of our utility plant is subject to a first mortgage lien.

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In May 2003, we sold $635 million of unsecured Debentures ($300 million of ten-year 4.50% Debentures due 2013 and $335 million of thirty-year 5.625% Debentures due 2033) under an $800 million shelf registration statement filed with the SEC. We used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of our debt securities in June 2003, and to fund the early redemption in August 2003 of another $60 million debt issue.

In October 2003, redeemed $9 million of 6.85% First Mortgage Bonds.

In January 2002, we redeemed $100 million of 8-3/8% first mortgage bonds due 2026 and $3.4 million of 9-1/8% First Mortgage Bonds due 2024. Early redemption of this long-term debt was financed through the issuance of short-term commercial paper.

Obligations Under Capital Leases:   In 1997, we entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant's electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $23.4 million, $22.3 million and $21.5 million in minimum lease payments during 2003, 2002, and 2001, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see deferred regulatory asset - plant related - capital lease in Note A). Due to the timing of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under the capital lease to increase to $160.2 million by the year 2005 before each is reduced to zero over the remaining life of the contract.

We also have a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust), which is treated as a capital lease. We lease and amortize the nuclear fuel to fuel expense as power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event that we or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from us. Under the lease terms, we are in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings that finance the investment in nuclear fuel. We included $1.4 million of interest expense on the nuclear fuel lease in fuel expense during 2003, as well as $1.9 million during 2002 and $3.3 million during 2001.

Following is a summary of our capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2003	2002

	(Millions of Dollars)

Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(35.7)	(30.0)

Total Leased Facilities	$104.6	$110.3

Nuclear Fuel
Under capital lease	$115.9	$118.4
Accumulated amortization	(67.0)	(63.7)
In process/stock	29.5	8.5

Total Nuclear Fuel	$ 78.4	$ 63.2

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2003 are as follows:

Capital Lease Obligations	Purchase Power Commitment	Nuclear Fuel Lease	Total

	(Millions of Dollars)

2004	$ 29.0	$ 23.6	$ 52.6
2005	30.1	18.3	48.4
2006	31.2	10.2	41.4
2007	32.4	4.2	36.6
2008	33.6	2.9	36.5
Thereafter	403.8	-	403.8

Total Minimum Lease Payments	560.1	59.2	619.3
Less: Estimated Executory Costs	(118.5)	-	(118.5)

Net Minimum Lease Payments	441.6	59.2	500.8
Less: Interest	(282.5)	(5.1)	(287.6)

Present Value of Net
Minimum Lease Payments	159.1	54.1	213.2
Less: Due Currently	-	(22.3)	(22.3)

	$159.1	$31.8	$190.9

H -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates at December 31 consist of:

	2003		2002

Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate

	(Millions of Dollars)

Banks and other	$ 35.2	6.13%	$ 73.1	2.59%
Commercial paper	280.7	1.15%	281.7	1.38%

Total Short-Term Debt	$315.9	1.70%	$354.8	1.63%

As of December 31, 2003, we had approximately $350.0 million of available unused lines of bank back-up credit facilities on a consolidated basis. We had approximately $315.9 million of total consolidated short-term debt outstanding on such date. Our bank back-up credit facilities mature beginning June 2004 through August 2004.

We have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require us to maintain a minimum total funded debt to capitalization ratio of less than 65%.

I -- DERIVATIVE INSTRUMENTS

We follow SFAS 133 as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that derivative instruments be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of SFAS 149, prospectively any forward commodity contracts other than electric power contracts that meet the qualification of a capacity contract and are subject to unplanned netting, qualify as a derivative, and any changes in fair value of the derivative are to be recorded currently in earnings. However, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities for any energy-related contracts in the regulated electric operations that qualify as derivatives.

We have a limited number of other financial and physical commodity contracts that are defined as derivatives under SFAS 133 and that qualify for cash flow hedge accounting. These cash flow hedging instruments are comprised of gas futures and basis swap contracts utilized to manage the cost of gas.

Changes in the fair market values of these cash flow hedging instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, are recorded in Accumulated Other Comprehensive Income. At the date that the underlying transaction occurs, we report the amounts in Accumulated Other Comprehensive Income as earnings. The ineffective portion of the derivative's change in fair value is recorded as a regulatory asset or liability immediately as these transactions are part of the purchased gas adjustment.

For the years ended December 31, 2003 and 2002, the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. The maximum length of time over which we are hedging our exposure to the variability in future cash flows of forecasted transactions was two months as of December 31, 2003 and 2002.

J -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2003		2002

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Nuclear decommissioning trust fund	$674.4	$674.4	$550.0	$550.0
Preferred stock, no redemption required	$30.4	$20.9	$30.4	$17.5
Long-term debt including
current portion	$1,399.4	$1,417.9	$1,258.3	$1,302.1

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note E). The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2003.

K -- BENEFITS

Pensions and Other Post-retirement Benefits:   We have funded and unfunded noncontributory defined benefit pension plans that together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

We also have other post-retirement benefit plans covering substantially all of our employees. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. We use a year end measurement date for all of our pension and other post-retirement benefit plans.

	Pension Benefits			Other Post-retirement Benefits

Status of Benefit Plans	2003	2002	2001	2003	2002	2001

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$851.2	$806.2	$773.5	$257.6	$205.3	$173.4
Service cost	27.2	18.3	18.5	10.3	7.5	6.2
Interest cost	56.9	56.7	57.0	17.6	15.3	13.6
Plan participants' contributions	-	-	-	0.7	6.9	5.8
Plan amendments	18.5	0.1	-	-	-	-
Actuarial loss	32.5	28.6	14.9	14.0	39.8	21.9
Benefits paid	(53.8)	(58.7)	(57.7)	(10.9)	(17.2)	(15.6)

Benefit Obligation at December 31	$932.5	$851.2	$806.2	$289.3	$257.6	$205.3

Change in Plan Assets
Fair Value at January 1	$609.6	$756.4	$873.2	$78.6	$81.0	$79.4
Actual earnings (loss) on plan assets	138.2	(91.2)	(60.3)	11.9	(5.1)	(0.1)
Employer contributions	1.2	3.1	1.2	15.4	13.0	11.5
Plan participants' contributions	-	-	-	0.7	6.9	5.8
Benefits paid	(53.8)	(58.7)	(57.7)	(10.9)	(17.2)	(15.6)

Fair Value at December 31	$695.2	$609.6	$756.4	$95.7	$78.6	$81.0

Funded Status of Plans
Funded status at December 31	($237.3)	($241.6)	($49.8)	($193.6)	($179.0)	($124.3)
Unrecognized
Net actuarial loss	153.6	203.2	18.4	94.1	92.1	44.1
Prior service cost	36.6	22.9	26.2	0.2	0.2	0.3
Net transition (asset) obligation	(2.3)	(4.5)	(6.8)	13.8	15.4	16.8

Net Asset (Accrued Benefit Cost)	($49.4)	($20.0)	($12.0)	($85.5)	($71.3)	($63.1)

Amounts recognized in the Balance Sheet consist of:
Prepaid benefit cost	$6.9	$13.5	$12.3	$0.1	$0.1	$0.1
Accrued benefit cost	(49.4)	(28.5)	(24.3)	(85.6)	(71.4)	(63.2)
Minimum liability	(113.8)	(163.6)	-	-	-	-
Intangible asset	36.5	22.8	-	-	-	-
Regulatory asset (See Note A)	70.4	135.8	-	-	-	-

Net amount recognized at end of year	($49.4)	($20.0)	($12.0)	($85.5)	($71.3)	($63.1)

The accumulated benefit obligation for all of our defined benefit plans was $858.5 million and $785.7 million at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

	2003	2002

	(Millions of Dollars)

Projected benefit obligation	$913.1	$834.6
Accumulated benefit obligation	$839.9	$785.7
Fair value of plan assets	$695.2	$609.6

Additional Information	2003	2002

	(Millions of Dollars)
Increase (decrease) in minimum liability included in a combination of other
comprehensive income and regulatory assets	($49.8)	$163.6

The components of net periodic pension and other post-retirement benefit costs are:

	Pension Benefits			Other Post-retirement Benefits

Benefit Plan Cost Components	2003	2002	2001	2003	2002	2001

Net Periodic Benefit Cost (Income)
Service cost	$27.2	$18.3	$18.5	$10.3	$ 7.5	$ 6.2
Interest cost	56.9	56.7	57.0	17.6	15.3	13.6
Expected return on plan assets	(64.0)	(68.2)	(71.3)	(6.5)	(6.8)	(6.8)
Amortization of:
Transition (asset) obligation	(2.2)	(2.2)	(2.2)	1.5	1.5	1.5
Prior service cost	4.8	3.4	3.3	-	-	0.1
Actuarial loss (gain)	3.0	3.1	0.9	6.6	3.7	1.5

Net Periodic Benefit Cost (Income)	$25.7	$11.1	$ 6.2	$29.5	$21.2	$16.1

Weighted-Average assumptions used to
determine benefit obligations at Dec 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	4.5 to	4.0 to	4.5 to	4.5 to	4.0 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Weighted-Average assumptions used to
determine net cost for year ended Dec 31
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.0 to	4.5 to	4.5 to	4.0 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for
next year	N/A	N/A	N/A	10	10	9
Rate that the cost trend rate gradually
declines to	N/A	N/A	N/A	5	5	5
Year that the rate reaches the rate it is
assumed to remain at	N/A	N/A	N/A	2009	2008	2007

The expected long-term rate of return on plan assets was 9% in 2003 and 2002. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:   We use various Employees' Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Since January 1, 1992, we have calculated our post-retirement benefit costs in accordance with SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. These costs are recoverable from our utility customers.

The assumed health care cost trend rate for 2004 is at 10% for all plan participants decreasing gradually to 5% in 2008 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$25.5	($22.7)
Total of service and interest cost components	$3.3	($2.9)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In general, accounting rules require that changes in relevant laws and government benefit programs be considered in measuring post-retirement benefit costs and the Accumulated Post-retirement Benefit Obligation (APBO). However, certain accounting issues raised by the Act -- in particular, how to account for the federal subsidy -- are not explicitly addressed by FASB Statement 106. In addition, significant uncertainties exist for a plan sponsor both as to the direct effects of the Act and its ancillary effects on plan participant's behavior and health care costs.

The FASB issued FASB Staff Position No. SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (FSP 106-1) that allows sponsors to elect to defer recognition of the effects of the Act.

In accordance with FSP 106-1, we elected to defer recognition of the effects of the Act. Accordingly, any measures of the APBO or net periodic post-retirement benefit cost in the financial statements or the accompanying footnotes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

Plan Assets:   In our opinion, current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. Our pension plans asset allocation at December 31, 2003 and 2002, and our target allocation for 2004, by asset category, are as follows:

	Target Alocation	Percentage of Pension Plans Assets at December 31

Asset Category	2004	2003	2002

Equity Securities	72%	76%	72%
Debt Securities	28%	24%	28%

Total	100%	100%	100%

Wisconsin Energy Corporation's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee and support staff on a monthly basis.

Our other post-retirement benefit plans asset allocation at December 31, 2003 and 2002, and our target allocation for 2004, by asset category, are as follows:

	Target Alocation	Percentage of Pension Plans Assets at December 31

Asset Category	2004	2003	2002

Equity Securities	35%	35%	36%
Debt Securities	64%	64%	63%
Other	1%	1%	1%

Total	100%	100%	100%

Wisconsin Energy Corporation's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by our Board of Directors appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee and support staff on a monthly basis.

Cashflows:

Employer Contributions	Pension Benefits	Other Post-retirement Benefits

	(Millions of Dollars)

2002	$ -	$12.9
2003	-	15.3
2004 (Expected)	15.0	15.5

Of the $15.0 million expected to be contributed in 2004 for pension benefits, $3.5 million is the minimum required by law for our qualified plans.

All contributions to the other post-retirement benefit plans during 2004 are discretionary, as the plans are not subject to any minimum regulatory funding requirements. These contribution would be expected to be in the form of cash.

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pretax and or after tax income in accordance with plan-specified guidelines. Under these plans, we expensed $8.8 million of matching contributions during 2003 and $8.3 million each during 2002 and 2001.

L -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of December 31, 2003, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding at Dec 31, 2003	Liability Recorded at Dec 31, 2003

	(Millions of Dollars)

Guarantees	$223.3	-	-

Letters of Credit	2.1	2.1	-

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program (See Note E).

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. As of December 31, 2003, we have recorded an estimated liability, based on an accrual analysis, of $4 million.

M -- SEGMENT REPORTING

We are a wholly-owned subsidiary of Wisconsin Energy and have organized our operating segments according to how we are currently regulated. Our reportable operating segments include electric, natural gas and steam utility segments. The accounting policies of the reportable operating segments are the same as those described in Note A.

Our electric utility engages in the generation, distribution and sale of electric energy in southeastern (including metropolitan Milwaukee), east central and northern Wisconsin and in the Upper Peninsula of Michigan. Our natural gas utility is engaged in the purchase, distribution and sale of natural gas to retail customers and the transportation of customer-owned natural gas in three service areas in southeastern, east central and northern Wisconsin. Our steam utility produces, distributes and sells steam to space heating and processing customers in the Milwaukee, Wisconsin area.

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2003, 2002 and 2001, is shown in the following table.

	Reportable Operating Segments
Year Ended	Electric	Gas	Steam	Other (a)	Total
	(Millions of Dollars)
December 31, 2003

Operating Revenues (b)	$1,986.4	$513.0	$22.5	$ -	$2,521.9
Depreciation, Decommissioning
and Amortization	$234.1	$38.9	$3.2	$ -	$276.2
Operating Income (c)	$422.3	$49.0	$ -	$ -	$471.3
Equity in Earnings
of Unconsolidated Affiliates	$22.8	$ -	$ -	$ -	$22.8
Capital Expenditures	$271.6	$56.8	$2.6	$12.7	$343.7
Total Assets (d)	$5,784.9	$628.7	$54.5	$176.5	$6,644.6

December 31, 2002

Operating Revenues (b)	$1,884.6	$389.8	$21.5	$ -	$2,295.9
Depreciation, Decommissioning
and Amortization	$230.0	$34.6	$3.3	$ -	$267.9
Operating Income (Loss) (c)	$453.3	$33.5	($1.5)	$ -	$485.3
Equity in Earnings
of Unconsolidated Affiliates	$20.4	$ -	$ -	$ -	$20.4
Capital Expenditures	$312.3	$34.7	$1.6	$17.1	$365.7
Total Assets (d)	$5,513.3	$566.2	$55.3	$150.3	$6,285.1

December 31, 2001

Operating Revenues (b)	$1,839.8	$457.1	$21.8	$ -	$2,318.7
Depreciation, Decommissioning
and Amortization	$231.7	$29.3	$3.3	$ -	$264.3
Operating Income (c)	$446.2	$28.6	$1.2	$ -	$476.0
Equity in Earnings
of Unconsolidated Affiliates	$20.6	$ -	$ -	$ -	$20.6
Capital Expenditures	$324.4	$34.5	$3.1	$15.0	$377.0

(a)	Other includes primarily other non-utility property and investments, materials and supplies and deferred charges.

(b)	We account for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues are not material.

(c)	Interest income and interest expense are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

N -- RELATED PARTIES

American Transmission Company:   We have approximately a 34.6% interest in ATC, a regional transmission company established in 2000 under Wisconsin legislation. During 2003, 2002 and 2001, we paid ATC $94.4 million, $85.1 million and $71.0 million, respectively, for transmission services. We also provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC.

Other:   Managerial, financial, accounting, legal, data processing and other services may be rendered between associated companies and are billed in accordance with service agreements approved by the PSCW. We had a net receivable from associated companies of approximately $10.7 million as of December 31, 2003.

O -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2004 capital expenditures. During 2004, we estimate that total capital expenditures will be approximately $406 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)

2004	$42.5
2005	41.4
2006	41.2
2007	40.8
2008	26.4
Thereafter	79.9

Total	$272.2

Giddings & Lewis, Inc./City of West Allis Lawsuit:   During 2002, we entered into Settlement Agreements and Releases with Giddings & Lewis Inc. and Kearney & Trecker Corporation (now a part of Giddings & Lewis) and the City of West Allis, thereby ending all remaining litigation in this lawsuit. Under the Settlement Agreements and Releases, we paid $17.3 million as full and final settlement of all damage claims against us. These settlements resulted in a 2002 charge of approximately $10.6 million after tax for us. The Settlement Agreements were determined to be in the mutual best interests of the settling parties in order to avoid the burden, inconvenience and expense of continued litigation between the parties and do not constitute an admission of liability or wrongdoing by us with respect to any released claims.

In September 2002, we filed a lawsuit against our insurance carriers to recover those costs and expenses associated with this matter. As of December 31, 2003, we have recovered amounts totaling approximately $11.2 million from several insurance carriers, with $11.1 million recorded as a reduction of other operation and maintenance expenses. We are continuing to pursue litigation against the remaining insurance carriers and other third parties.

Environmental Matters:   We periodically review our exposure for environmental remediation costs as evidence becomes available indicating that our liability has changed. Given current information, including the following, management believes that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a voluntary program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites and coal ash disposal/landfill sites used by us, as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have completed planned remediation activities at three former manufactured gas plant sites. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. We have identified additional sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $25-$40 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2003, we have established reserves of $23.5 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release and work has been performed to address these conditions. The costs of these efforts are included in our fuel costs. During 2003, 2002 and 2001, we incurred $2.1 million, $2.1 million and $1.2 million, respectively, in coal-ash remediation expenses. As of December 31, 2003 we have no reserves established related to ash landfill sites.

EPA Information Requests:   We received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, we announced that a consent decree had been reached with the EPA that resolved all issues related to this matter. Under the consent decree, we will significantly reduce our air emissions from our coal-fired generating facilities. The reductions will be achieved between now and 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over 10 years. Under the agreement with EPA, we will spend between $20 million and $25 million to conduct a research project at our Presque Isle facility, in cooperation with the U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and Wisconsin Energy's Power the Future plan. We also agreed to pay a civil penalty of $3.2 million, which was charged to earnings in the second quarter of 2003. On July 21, 2003, the court granted the state of Michigan's and the EPA's joint motion to amend the consent decree to allow Michigan to become a party. Under the terms of the amended consent decree, $0.1 million of the original $3.2 million civil penalty will be paid to the state of Michigan. The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree The intervenor groups subsequently filed a motion requesting that the court stay the government's motion for approval of the decree to allow the intervenors to conduct discovery. Briefing has been completed. Both the intervenors' motion and the government's motion for court approval of the decree are before the court for consideration.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Electric Power Company and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, common equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wisconsin Electric Power Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 5, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note F, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 20, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP in connection with our Annual Report on Form 10-K for the year ended December 31, 2001. This opinion has not been reissued by Arthur Andersen LLP. See Exhibit 23.2 for further discussion.

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

/s/ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Milwaukee, Wisconsin
February 5, 2002

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

In July 2002, the Board of Directors of Wisconsin Energy, upon recommendation of its Audit and Oversight Committee, ended the engagement of Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP to serve as our independent auditors for the fiscal year ended December 31, 2002.

The members of the Board of Directors of Wisconsin Energy are also the members of our Board of Directors and, as such, approved the changes with respect to us. For more information, see our current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting:   There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance -- Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?", "Corporate Governance -- Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an "audit committee financial expert"?" and "Committees of the Board of Directors -- Audit and Oversight" in our definitive Information Statement to be filed with the Securities and Exchange Commission for our Annual Meeting of Stockholders to be held April 30, 2004 (the "2004 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I.

Wisconsin Energy has adopted a written code of ethics, referred to as its Code of Business Conduct. We are a wholly owned subsidiary of Wisconsin Energy, and as such, all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer, must comply with Wisconsin Energy's Code of Business Conduct. Wisconsin Energy has posted its Code of Business Conduct on its Internet website, www.WisconsinEnergy.com. Any amendments to, or waivers from, the Code of Business Conduct will be disclosed on Wisconsin Energy's website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2004 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock (100% of such class) is owned by our parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 2949, Milwaukee, Wisconsin 53201. Our directors, director nominees and executive officers do not own any of our voting securities. The information concerning their beneficial ownership of Wisconsin Energy Corporation stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2004 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of Wisconsin Energy Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Certain Related Transactions" in the 2004 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors" in the 2004 Annual Meeting Information Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2003.

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2003.

Consolidated Statements of Common Equity for the three years ended December 31, 2003.

Consolidated Statements of Capitalization at December 31, 2003 and 2002.

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

A Current Report on Form 8-K dated as of December 22, 2003 was filed by Wisconsin Electric on December 22, 2003 to report that Nuclear Management Company, which operates our Point Beach Nuclear Plant, submitted a letter notifying the U.S. Nuclear Regulatory Commission that it intends to file an application in February 2004 to renew the operating licenses for the plant's two nuclear reactors for an additional 20 years.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended December 31, 2003.

A Current Report on Form 8-K dated as of January 27, 2004 was filed by Wisconsin Electric on January 29, 2003 to report that the Dane County Circuit Court issued a decision which returned to the PSCW for further consideration its decision authorizing construction of the Port Washington Generating Station.

A Current Report on Form 8-K dated as of February 11, 2004 was filed by Wisconsin Electric on February 11, 2004 to report that Richard A. Abdoo, Chairman of the Board of Wisconsin Electric, has decided to retire effective April 30, 2004, and that Gale E. Klappa, President and Chief Executive Officer of Wisconsin Electric, will assume the positions held by Mr. Abdoo effective May 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

By	/s/GALE E. KLAPPA
Date: March 8, 2004	Gale E. Klappa, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
/s/GALE E. KLAPPA	March 8, 2004
Gale E. Klappa, President, Chief Executive Officer
and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	March 8, 2004
Allen L. Leverett, Chief Financial Officer --
Principal Financial Officer

/s/STEPHEN P. DICKSON	March 8, 2004
Stephen P. Dickson, Controller -- Principal Accounting Officer

/s/RICHARD A. ABDOO	March 8, 2004
Richard A. Abdoo, Director

/s/JOHN F. AHEARNE	March 8, 2004
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 8, 2004
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 8, 2004
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 8, 2004
Robert A. Cornog, Director

/s/WILLIE D. DAVIS	March 8, 2004
Willie D. Davis, Director

/s/ULICE PAYNE, JR.	March 8, 2004
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	March 8, 2004
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 8, 2004
George E. Wardeberg, Director

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2003

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric Power Company's 12/31/94 Form 10-K.)

	3.2*	Bylaws of Wisconsin Electric Power Company, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric Power Company's 3/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric Power Company. (Exhibit 3.1 herein.)

Mortgage, Indenture, Supplemental Indenture or Securities Resolutions:

	4.2*	Mortgage and Deed of Trust of Wisconsin Electric Power Company ("Wisconsin Electric"), dated October 28, 1938. (Exhibit B-1 under File No. 2-4340.)

	4.3*	Second Supplemental Indenture of Wisconsin Electric, dated June 1, 1946. (Exhibit 7-C under File No. 2-6422.)

	4.4*	Third Supplemental Indenture of Wisconsin Electric, dated March 1, 1949. (Exhibit 7-C under File No. 2-8456.)

	4.5*	Fourth Supplemental Indenture of Wisconsin Electric, dated June 1, 1950. (Exhibit 7-D under File No. 2-8456.)

	4.6*	Fifth Supplemental Indenture of Wisconsin Electric, dated May 1, 1952. (Exhibit 4-G under File No. 2-9588.)

	4.7*	Sixth Supplemental Indenture of Wisconsin Electric, dated May 1, 1954. (Exhibit 4-H under File No. 2-10846.)

	4.8*	Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1956. (Exhibit 4-I under File No. 2-12400.)

Number	Exhibit

	4.9*	Eighth Supplemental Indenture of Wisconsin Electric, dated April 1, 1958. (Exhibit 2-I under File No. 2-13937.)

	4.10*	Ninth Supplemental Indenture of Wisconsin Electric, dated November 15, 1960. (Exhibit 2-J under File No. 2-17087.)

	4.11*	Tenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1966. (Exhibit 2-K under File No. 2-25593.)

	4.12*	Eleventh Supplemental Indenture of Wisconsin Electric, dated November 15, 1967. (Exhibit 2-L under File No. 2-27504.)

	4.13*	Twelfth Supplemental Indenture of Wisconsin Electric, dated May 15, 1968. (Exhibit 2-M under File No. 2-28799.)

	4.14*	Thirteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1969. (Exhibit 2-N under File No. 2-32629.)

	4.15*	Fourteenth Supplemental Indenture of Wisconsin Electric, dated November 1, 1969. (Exhibit 2-O under File No. 2-34942.)

	4.16*	Fifteenth Supplemental Indenture of Wisconsin Electric, dated July 15, 1976. (Exhibit 2-P under File No. 2-54211.)

	4.17*	Sixteenth Supplemental Indenture of Wisconsin Electric, dated January 1, 1978. (Exhibit 2-Q under File No. 2-61220.)

	4.18*	Seventeenth Supplemental Indenture of Wisconsin Electric, dated May 1, 1978. (Exhibit 2-R under File No. 2-61220.)

	4.19*	Eighteenth Supplemental Indenture of Wisconsin Electric, dated May 15, 1978. (Exhibit 2-S under File No. 2-61220.)

	4.20*	Nineteenth Supplemental Indenture of Wisconsin Electric, dated August 1, 1979. (Exhibit (a)2(a) to Wisconsin Electric's 9/30/79 Form 10-Q.)

	4.21*	Twentieth Supplemental Indenture of Wisconsin Electric, dated November 15, 1979. (Exhibit (a)2(a) to Wisconsin Electric's 12/31/79 Form 10-K.)

	4.22*	Twenty-First Supplemental Indenture of Wisconsin Electric, dated April 15, 1980. (Exhibit (4)-21 under File No. 2-69488.)

	4.23*	Twenty-Second Supplemental Indenture of Wisconsin Electric, dated December 1, 1980. (Exhibit (4)-1 to Wisconsin Electric's 12/31/80 Form 10-K.)

	4.24*	Twenty-Third Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-1 to Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.25*	Twenty-Fourth Supplemental Indenture of Wisconsin Electric, dated September 15, 1985. (Exhibit (4)-2 to Wisconsin Electric's 9/30/85 Form 10-Q.)

	4.26*	Twenty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1986. (Exhibit (4)-25 to Wisconsin Electric's 12/31/86 Form 10-K.)

	4.27*	Twenty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1988. (Exhibit 4 to Wisconsin Electric's 1/26/88 Form 8-K.)

Number	Exhibit

	4.28*	Twenty-Seventh Supplemental Indenture of Wisconsin Electric, dated April 15, 1988. (Exhibit 4 to Wisconsin Electric's 3/31/88 Form 10-Q.)

	4.29*	Twenty-Eighth Supplemental Indenture of Wisconsin Electric, dated September 1, 1989. (Exhibit 4 to Wisconsin Electric's 9/30/89 Form 10-Q.)

	4.30*	Twenty-Ninth Supplemental Indenture of Wisconsin Electric, dated October 1, 1991. (Exhibit 4-1 to Wisconsin Electric's 12/31/91 Form 10-K.)

	4.31*	Thirtieth Supplemental Indenture of Wisconsin Electric, dated December 1, 1991. (Exhibit 4-2 to Wisconsin Electric's 12/31/91 Form 10-K.)

	4.32*	Thirty-First Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-1 to Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.33*	Thirty-Second Supplemental Indenture of Wisconsin Electric, dated August 1, 1992. (Exhibit 4-2 to Wisconsin Electric's 6/30/92 Form 10-Q.)

	4.34*	Thirty-Third Supplemental Indenture of Wisconsin Electric, dated October 1, 1992. (Exhibit 4-1 to Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.35*	Thirty-Fourth Supplemental Indenture of Wisconsin Electric, dated November 1, 1992. (Exhibit 4-2 to Wisconsin Electric's 9/30/92 Form 10-Q.)

	4.36*	Thirty-Fifth Supplemental Indenture of Wisconsin Electric, dated December 15, 1992. (Exhibit 4-1 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.37*	Thirty-Sixth Supplemental Indenture of Wisconsin Electric, dated January 15, 1993. (Exhibit 4-2 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.38*	Thirty-Seventh Supplemental Indenture of Wisconsin Electric, dated March 15, 1993. (Exhibit 4-3 to Wisconsin Electric's 12/31/92 Form 10-K.)

	4.39*	Thirty-Eighth Supplemental Indenture of Wisconsin Electric, dated August 1, 1993. (Exhibit (4)-1 to Wisconsin Electric's 6/30/93 Form 10-Q.)

	4.40*	Thirty-Ninth Supplemental Indenture of Wisconsin Electric, dated September 15, 1993. (Exhibit (4)-1 to Wisconsin Electric's 9/30/93 Form 10-Q.)

	4.41*	Fortieth Supplemental Indenture of Wisconsin Electric, dated January 1, 1996. (Exhibit (4)-1 to Wisconsin Electric's 1/1/96 Form 8-K.)

	4.42*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric's 12/31/95 Form 10-K.)

	4.43*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric's 12/31/95 Form 10-K.)

4.44*

Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K (File No. 001-09057).)

	4.45*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 to Wisconsin Electric's 6/30/98 Form 10-Q.)

Number	Exhibit

	4.46*	Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 to Wisconsin Electric's 12/31/99 Form 10-K.)

4.47*

Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

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

10.3*

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of February 1, 2004. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

10.4*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of January 1, 2004. (Exhibit 10.4 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

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

10.8*

Service Agreement, December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

Number	Exhibit

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

10.13*

Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002. (Exhibit 10.13 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

10.14*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)

10.15*

Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

	10.16*	Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003 (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/03 Form 10-Q (File No. 001-09057).)** See Note.

10.17*

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

10.19*

Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective May 1, 2002. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

Number	Exhibit

10.20*

Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Exhibit 10.4 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q (File No. 001-09057).)** See Note.

10.21*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003, amended as of December 3, 2003. (Exhibit 10.21 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

10.22*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 6/30/03 Form 10-Q (File No. 001-09057).)** See Note.

10.23*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 9/30/03 Form 10-Q (File No. 001-09057).)** See Note.

10.24*

Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

10.25*

Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

10.26*

Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 6/30/01 Form 10-Q (File No. 001-09057).)** See Note.

10.27*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.28*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K (File No. 001-09057).)** See Note.

10.29*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

Number	Exhibit

10.30*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.31*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.32*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.33*

Form of Director Nonstatutory Stock Option Agreement for February 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.34*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.35*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.'s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

10.36*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 3/31/01 Form 10-Q (File No. 001-09057).)** See Note.

10.37*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the shareholders at the 2001 annual meeting. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of shareholders (File No. 001-09057).)** See Note.

	10.38*	Form of Performance Share Agreement under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.42 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

10.39*

Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC as Lessor and Wisconsin Electric Power Company as Lessee dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 6/30/03 Form 10-Q.)

10.40*

Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC as Lessor and Wisconsin Electric Power Company as Lessee dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 6/30/03 Form 10-Q.)

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

12	Statements re Computation of Ratios

	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

Number	Exhibit

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric Power Company.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Independent Auditors' Consent for the years ended December 31, 2003 and December 31, 2002.

	23.2	Notice regarding Consent of Arthur Andersen LLP -- Milwaukee, WI, Independent Public Accountants for the year ended December 31, 2001.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.