Form 10-Q
period 2004-06-30
WISCONSIN ELECTRIC POWER CO
filed 2004-08-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (June 30, 2004):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ............................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	11

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	29

4.	Controls and Procedures ..................................................................................................	29

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	29

6.	Exhibits and Reports on Form 8-K .........................................................................................	30

	Signatures ..............................................................................................................................	32

INTRODUCTION

Wisconsin Electric Power Company (Wisconsin Electric), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), was incorporated in the state of Wisconsin in 1896. We maintain our principal executive offices in Milwaukee, Wisconsin. Unless qualified by their context when used in this document, the terms the Company, Our, Us or We refer to Wisconsin Electric and its subsidiary.

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,072,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 431,300 gas customers in Wisconsin and about 465 steam customers in metro Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 -- Segment Information in the Notes to Consolidated Condensed Financial Statements.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; Edison Sault Electric Company (Edison Sault), an electric utility which serves customers in the Upper Peninsula of Michigan; and W.E. Power, LLC (We Power), an unregulated company that was formed in 2001 to design, construct, own, finance and lease the new generating capacity included in Wisconsin Energy's Power the Future strategy. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of "We Energies".

Other:   Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2004, Bostco has $42.3 million of assets.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY CONSOLIDATED CONDENSED INCOME STATEMENTS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Millions of Dollars)

Operating Revenues	$583.8	$564.9	$1,325.5	$1,283.7

Operating Expenses
Fuel and purchased power	150.6	136.3	293.1	273.7
Cost of gas sold	55.2	58.4	217.6	223.3
Other operation and maintenance	217.7	190.6	427.1	388.8
Depreciation, decommissioning
and amortization	69.8	68.7	133.4	136.0
Property and revenue taxes	18.7	17.7	38.1	36.2

Total Operating Expenses	512.0	471.7	1,109.3	1,058.0

Operating Income	71.8	93.2	216.2	225.7

Other Income, Net	9.3	8.1	17.9	16.9

Financing Costs	22.8	24.3	46.1	45.1

Income Before Income Taxes	58.3	77.0	188.0	197.5

Income Taxes	21.6	27.2	71.3	72.3

Net Income	36.7	49.8	116.7	125.2

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available
for Common Stockholder	$36.4	$49.5	$116.1	$124.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2004	December 31, 2003
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$6,910.6	$6,819.1
Accumulated depreciation	(2,671.8)	(2,571.4)

	4,238.8	4,247.7
Construction work in progress	93.5	68.3
Leased facilities, net	101.8	104.6
Nuclear fuel, net	67.6	78.4

Net Property, Plant and Equipment	4,501.7	4,499.0

Investments
Nuclear decommissioning trust fund	686.8	674.4
Other	151.5	136.9

Total Investments	838.3	811.3

Current Assets
Cash and cash equivalents	7.8	20.0
Accounts receivable	231.4	239.3
Accrued revenues	103.3	149.8
Materials, supplies and inventories	235.3	276.2
Other	127.0	141.6

Total Current Assets	704.8	826.9

Deferred Charges and Other Assets
Regulatory assets	489.6	443.4
Other	64.0	64.0

Total Deferred Charges and Other Assets	553.6	507.4

Total Assets	$6,598.4	$6,644.6

Capitalization and Liabilities

Capitalization
Common equity	$2,162.7	$2,131.9
Preferred stock	30.4	30.4
Long-term debt	1,437.8	1,435.3

Total Capitalization	3,630.9	3,597.6

Current Liabilities
Long-term debt due currently	166.4	164.2
Short-term debt	151.4	315.9
Accounts payable	186.0	184.9
Accrued liabilities	165.9	174.0
Other	90.4	57.1

Total Current Liabilities	760.1	896.1

Deferred Credits and Other Liabilities
Regulatory liabilities	559.3	561.7
Asset retirement obligations	750.4	732.0
Deferred income taxes - long-term	485.5	456.4
Other	412.2	400.8

Total Deferred Credits and Other Liabilities	2,207.4	2,150.9

Total Capitalization and Liabilities	$6,598.4	$6,644.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30

2004	2003

(Millions of Dollars)
Operating Activities
Net income	$116.7	$125.2
Reconciliation to cash
Depreciation, decommissioning and amortization	143.9	148.2
Nuclear fuel expense amortization	10.7	13.6
Equity in earnings of unconsolidated affiliates	(12.7)	(11.1)
Deferred income taxes and investment tax credits, net	(8.8)	(5.6)
Accrued income taxes, net	(1.0)	(5.9)
Change in -	Accounts receivable and accrued revenues	54.4	58.4
Inventories	40.9	1.8
Other current assets	20.3	2.6
Accounts payable	1.1	7.0
Other current liabilities	26.3	(6.2)
Other	18.4	9.8

Cash Provided by Operating Activities	410.2	337.8

Investing Activities
Capital expenditures	(148.8)	(162.0)
Nuclear fuel	(0.4)	(16.8)
Nuclear decommissioning funding	(8.8)	(8.8)
Other	(13.2)	(8.4)

Cash Used in Investing Activities	(171.2)	(196.0)

Financing Activities
Dividends paid on common stock	(89.8)	(89.8)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	17.4	637.7
Retirement of long-term debt	(13.8)	(439.8)
Change in short-term debt	(164.4)	(237.4)
Other	-	(18.3)

Cash Used in Financing Activities	(251.2)	(148.2)

Change in Cash and Cash Equivalents	(12.2)	(6.4)

Cash and Cash Equivalents at Beginning of Period	20.0	13.3

Cash and Cash Equivalents at End of Period	$7.8	$6.9

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$51.9	$57.5
Income taxes (net of refunds)	$45.6	$86.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1. -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

We have modified certain balance sheet and cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation.

 2. -- NEW ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities:   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46 and deferred the effective date for interests held in variable interest entities other than special purpose entities to financial statements for periods ending after March 15, 2004. We adopted FIN 46R in the first quarter of 2004.

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we or the entity that owns the facility is the variable interest entity's primary beneficiary. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement we have rights to the firm capacity. We have approximately $771.4 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

 3. -- ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligations under Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations. SFAS 143 primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach).

SFAS 143 also applies to a smaller extent to several other utility assets, including the dismantlement of certain hydro facilities and the removal of certain coal handling equipment and water intake facilities located on lakebeds. We have not recorded any asset retirement obligations for the removal of the coal handling equipment or for the water intake facilities located on lakebeds because the associated liability cannot be reasonably estimated.

The following table presents the change in our asset retirement obligations, which are included on the consolidated balance sheet in Deferred Credits and Other Liabilities.

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 06/30/04

	(Millions of Dollars)

Wisconsin Electric	$732.0	$ -	$ -	$18.4	$ -	$750.4

 4. -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the six months ended June 30, 2004 and 2003:

	Six months ended June 30

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$116.7	$125.2
Other Comprehensive Income (Loss)
Hedging (Losses) Gains	(0.1)	0.6

Total Other Comprehensive (Loss) Income	(0.1)	0.6

Total Comprehensive Income	$116.6	$125.8

 5. -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Three Months Ended June 30
Net Periodic Benefit Cost
Service cost	$6.6	$5.8	$2.6	$2.8
Interest cost	15.4	20.0	3.9	4.5
Expected return on plan assets	(16.4)	(22.4)	(2.2)	(1.7)
Amortization of:
Transition (asset) obligation	(0.6)	(0.8)	0.4	0.4
Prior service cost	1.2	2.1	-	-
Actuarial loss	3.7	0.5	0.8	1.7

Net Periodic Benefit Cost	$9.9	$5.2	$5.5	$7.7

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Six Months Ended June 30
Net Periodic Benefit Cost
Service cost	$13.4	$11.0	$5.7	$5.2
Interest cost	29.2	34.1	8.5	8.9
Expected return on plan assets	(31.3)	(38.3)	(4.0)	(3.3)
Amortization of:
Transition (asset) obligation	(1.1)	(1.3)	0.8	0.8
Prior service cost	2.4	2.9	-	-
Actuarial loss	6.6	1.8	2.6	3.4

Net Periodic Benefit Cost	$19.2	$10.2	$13.6	$15.0

We previously disclosed that we expect to contribute $3.5 million to our qualified pension plans in September 2004. Any contribution in 2004 to other post-retirement benefit plans is expected to occur in December. Contributions to these post-retirement benefit plans are discretionary.

Employee Benefit Plans and Post-retirement Benefits:   In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In the second quarter of 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. The first and second quarter effects of the change are reflected in the financial statements in the second quarter of 2004 with a pre-tax reduction of other post-retirement benefit expense of $2.1 million, under SFAS 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The annual pre-tax reduction in SFAS 106 expense is expected to total $4.2 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

 6. -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of June 30, 2004, we had the following guarantees:

Maximum Potential Future Payments	Outstanding at June 30, 2004	Liability Recorded at June 30, 2004

(Millions of Dollars)

$223.4	$0.1	$ -

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits as of June 30, 2004 was $12.2 million and $10.2 million as of December 31, 2003.

 7. -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and six month periods ended June 30, 2004 and 2003 is shown in the following table.

Wisconsin Electric Power Company	Reportable Operating Segments

	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

June 30, 2004
Operating Revenues (a)	$499.4	$80.4	$4.0	$583.8
Operating Income (Loss)	$76.0	($2.8)	($1.4)	$71.8

June 30, 2003
Operating Revenues (a)	$471.1	$89.5	$4.3	$564.9
Operating Income (Loss)	$90.1	$4.0	($0.9)	$93.2

Six Months Ended

June 30, 2004
Operating Revenues (a)	$1,009.5	$303.2	$12.8	$1,325.5
Operating Income	$188.8	$26.9	$0.5	$216.2

June 30, 2003
Operating Revenues (a)	$951.9	$318.5	$13.3	$1,283.7
Operating Income	$184.2	$39.6	$1.9	$225.7

(a)	We account for all intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin (PSCW). Intersegment revenues are not material.

 8. -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our remediation liability has changed. Based on current information, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "may," "intends," "anticipates," "believes," "estimates," "expects," "forecasts," "objectives," "plans," "possible," "potential," "project" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) including factors described throughout this document and below in Factors Affecting Results, Liquidity and Capital Resources.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2004

EARNINGS

We had net income of $36.7 million for the second quarter of 2004, a decrease of $13.1 million or 26.3% from the second quarter of 2003. Net income declined primarily due to the timing of a scheduled refueling outage of Unit 1 at Point Beach Nuclear Plant (Point Beach). In April 2004, Point Beach Unit 1 shut down for its normal refueling outage, which is scheduled approximately every 18 months. The unit returned to service in June 2004. In 2003, we did not have a comparable refueling outage at Point Beach until the fourth quarter. For additional information concerning the outage at Point Beach, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the second quarter of 2004 with similar information for the second quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended June 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$164.6	$7.1	$157.5	1,780.0	44.4	1,735.6
Small Commercial/Industrial	160.5	7.0	153.5	2,067.9	47.0	2,020.9
Large Commercial/Industrial	137.7	10.3	127.4	2,883.6	244.4	2,639.2
Other-Retail/Municipal	21.4	2.4	19.0	530.7	60.8	469.9
Resale-Utilities	6.4	(0.2)	6.6	163.4	(27.2)	190.6
Other Operating Revenues	8.8	1.7	7.1	-	-	-

Total Operating Revenues	$499.4	$28.3	$471.1	7,425.6	369.4	7,056.2

Weather -- Degree Days (a)
Cooling (182 Normal)				91	16	75

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the second quarter of 2004, total electric utility operating revenues increased by $28.3 million or 6.0% when compared with 2003 primarily due to the impact of rate increases and growth in base business.

In May 2004, we received an order from the Public Service Commission of Wisconsin (PSCW) authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with Wisconsin Energy's Power the Future strategy. In October 2003, we also received a final rate order from the PSCW that authorized the recovery of an additional $6.1 million of annual fuel and purchased power costs. We realized approximately $10.0 million in additional revenues during the second quarter of 2004 as a result of the combination of these rate increases.

Our total electric megawatt-hour sales increased by 369.4 thousand megawatt-hours or 5.2% during 2004 compared with 2003. Residential sales were up 2.6% and small commercial/industrial sales were up 2.3%. A combination of growth in the number of customers and in higher weather-normalized use per customer drove these increases during the second quarter of 2004. Sales volumes to large commercial/industrial customers improved by 9.3% between the comparative periods most of which was attributable to our largest customers, two iron ore mines. Excluding these two mines, our total electric energy sales increased by 3.0% and sales volumes to the remaining large commercial/industrial customers improved by 3.3%.

Cool early summer weather negatively impacted electric sales during the second quarters of 2004 and 2003. As measured by cooling degree days, the second quarter of 2004 was 50% colder than normal, with similar results during the second quarter of 2003, limiting cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As a result, we estimate that our electric operating revenues were approximately $14.1 million lower during the second quarter of 2004 than we would have expected under normal weather conditions. The trend of cooler than normal summer weather continued into July 2004.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $14.3 million or 10.5% when compared to the second quarter of 2003. This increase is related to the 5.2% increase in our megawatt-hour sales, the impact of higher average natural gas prices on purchased energy costs and to higher coal and purchased capacity costs. Higher availability of several of our coal-fired generating units during the second quarter of 2004 offset the impact on fuel and purchased power costs of the scheduled outage at Point Beach Unit 1.

We estimate that our under recovery of fuel and purchased power costs was approximately $6 million more during the second quarter of 2004 as compared with the same period in 2003. In June 2004, we filed a request with the PSCW to raise Wisconsin retail electric rates by $36.1 million annually to recover higher forecasted fuel and purchased power costs. In July 2004, the PSCW authorized an interim fuel rate increase for $36.1 million subject to refund when the PSCW completes its review of our request, anticipated in the fourth quarter of 2004. For further information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of our gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2004 with similar information for the second quarter of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $9.1 million or 10.2% due primarily to a decrease in therm deliveries between the comparative periods combined with a $3.2 million or 5.5% decrease in purchased gas costs.

	Three Months Ended June 30

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$80.4	($9.1)	$89.5
Cost of Gas Sold	55.2	3.2	58.4

Gross Margin	$25.2	($5.9)	$31.1

For the three months ended June 30, 2004, gas margins decreased by $5.9 million or 19.0% when compared to the three months ended June 30, 2003 due primarily to recognition of $3.8 million of gas cost incentive revenues during the second quarter of 2003 under our gas cost recovery mechanisms. No incentive revenues were recognized in the second quarter of 2004. We estimate that a weather-related 8.8% reduction in therm deliveries lowered our gas margin by another $1.8 million between the comparative periods. As measured by heating degree days, the second quarter of 2004 was 16.8% warmer than the same period during 2003.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2004 with similar information for the second quarter of 2003.

	Three Months Ended June 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$16.1	($1.3)	$17.4	46.5	(6.9)	53.4
Commercial/Industrial	5.1	(0.4)	5.5	27.0	(2.9)	29.9
Interruptible	0.1	-	0.1	1.2	(0.2)	1.4

Total Gas Sold	21.3	(1.7)	23.0	74.7	(10.0)	84.7
Transported Gas	3.5	-	3.5	64.9	(3.4)	68.3
Other	0.4	(4.2)	4.6	-	-	-

Total	$25.2	($5.9)	$31.1	139.6	(13.4)	153.0

Weather -- Degree Days (a)
Heating (945 Normal)				963	(195)	1,158

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $27.1 million or 14.2% during the second quarter of 2004 compared with the second quarter of 2003, primarily due to the scheduled outage of Point Beach Unit 1. Nuclear expenses were up $21.0 million between the comparative periods. We did not have a similar outage at Point Beach until the fourth quarter of 2003. We incurred approximately $4.6 million less in maintenance costs for our coal-fired generating facilities as a result of the timing of scheduled outages between 2003 and 2004.

During the second quarter of 2004, we recognized $8.3 million of expenses associated with the Port Washington lease. An electric rate increase authorized by the PSCW in May 2004 for Power the Future construction costs offset this increase in expenses. In addition, employee pension and benefit costs increased $6.4 million between the comparative periods, and we recovered $5.8 million less during the second quarter of 2004 than during the second quarter of 2003 in the settlement of claims that we made in connection with the Giddings & Lewis/City of West Allis litigation. Our bad debt expenses were $4.9 million lower during the second quarter of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $1.1 million or 1.6% during the second quarter of 2004 due to a higher base of depreciable assets between the comparative periods.

OTHER INCOME, NET

Other income, net increased by $1.2 million in the second quarter of 2004 compared to the second quarter of 2003. This increase is primarily due to a $3.2 million civil penalty that we agreed to pay in the second quarter of 2003 pursuant to the terms of an EPA consent decree partially offset by lower equity - related Allowance for Funds Used During Construction (AFUDC) due to a lower average balance of utility construction projects in the second quarter of 2004 and by gains on the sale of certain electrical substation property in the second quarter of 2003.

FINANCING COSTS

Total financing costs decreased by $1.5 million in the three months ended June 30, 2004 compared to the same period in 2003. This decrease primarily reflects the replacement of higher cost long-term debt outstanding during 2003 with lower cost borrowings outstanding during 2004.

INCOME TAXES

For the second quarter of 2004, our effective tax rate was 37.0% compared with a 35.3% rate during the second quarter of 2003. This increase in the effective income tax rate was due primarily to a reduction in the amount of Federal and State rehabilitation and housing credits from 2003 to 2004.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2004

EARNINGS

We had net income of $116.7 million for the first six months of 2004, a decrease of $8.5 million or 6.8% from the first six months of 2003. Net income declined primarily due to the timing of a scheduled refueling outage of Point Beach Unit 1. This scheduled refueling outage occurred during the second quarter of 2004. In 2003, we did not have a comparable outage at Point Beach until the fourth quarter. For additional information concerning the outage at Point Beach, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the first six months of 2004 with similar information for the first six months of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Six Months Ended June 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$347.8	$14.1	$333.7	3,841.2	84.9	3,756.3
Small Commercial/Industrial	314.7	12.6	302.1	4,195.6	67.2	4,128.4
Large Commercial/Industrial	263.3	15.5	247.8	5,635.5	271.7	5,363.8
Other-Retail/Municipal	40.6	1.9	38.7	1,079.4	56.8	1,022.6
Resale-Utilities	26.1	8.6	17.5	611.6	147.4	464.2
Other Operating Revenues	17.0	4.9	12.1	-	-	-

Total Operating Revenues	$1,009.5	$57.6	$951.9	15,363.3	628.0	14,735.3

Weather -- Degree Days (a)
Heating (4,246 Normal)				4,328	(377)	4,705
Cooling (183 Normal)				91	16	75

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first six months of 2004, total electric utility operating revenues increased by $57.6 million or 6.1% when compared with 2003 primarily due to the impact of rate increases and growth in base business.

In May 2004, we received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with Wisconsin Energy's Power the Future strategy. In March 2003, we received an interim increase in rates of $55.1 million annually to recover increases in fuel and purchased power costs. In October 2003, we also received a final rate order from the PSCW that authorized the recovery of an additional $6.1 million of annual fuel and purchased power costs. We received approximately $23.2 million in additional revenues during the first half of 2004 as a result of these rate increases.

Our total electric megawatt-hour sales increased by 628.0 thousand megawatt-hours or 4.3% during 2004 compared with 2003. Residential sales were up 2.3% and small commercial/industrial sales were up 1.6%. A combination of growth in the number of customers and higher weather-normalized usage per customer drove these increases during the first six months of 2004. Sales volumes to large commercial/industrial customers improved by 5.1% between the comparative periods most of which is attributable to our largest customers, two iron ore mines. Excluding these two mines, our total electric energy sales increased by 3.3% and sales volumes to the remaining large commercial/industrial customers improved by 2.3%. Sales for resale to other utilities, the Resale-Utilities customer class, increased 31.8% between the periods due to an increased demand for wholesale power. However, these sales result in very small margins.

Warm winter weather as compared to 2003 and cool early summer weather negatively impacted electric sales during the first six months of 2004. As measured by heating degree days, the first six months of 2004 were 8.0% warmer than the same period in 2003 reducing heating load. As measured by cooling degree days, the second quarter of 2004 was 50% colder than normal, with similar results in the second quarter of 2003, limiting cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As a result, electric operating revenues were approximately $12.4 million lower during the first half of 2004 than we would have expected under normal weather conditions.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $19.4 million or 7.1% when compared to the first six months of 2003. This increase is related to the 4.3% increase in our megawatt-hour sales and to higher coal and purchased capacity costs. Higher availability of several of our coal-fired generating units during the first half of 2004 offset the impact on fuel and purchased power costs of the scheduled outage of Point Beach Unit 1 during the second quarter of 2004.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of our gas utility operating revenues, gross margin and gas deliveries during the first six months of 2004 with similar information for the first six months of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $15.3 million or 4.8% due primarily to a weather-related decrease in the therm deliveries between the comparative periods combined with a $5.7 million or 2.6% decrease in purchased gas costs.

	Six Months Ended June 30

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$303.2	($15.3)	$318.5
Cost of Gas Sold	217.6	5.7	223.3

Gross Margin	$85.6	($9.6)	$95.2

For the six months ended June 30, 2004, gas margins decreased by $9.6 million or 10.1% when compared to the six months ended June 30, 2003, due primarily to warmer winter weather in 2004 as compared to 2003 and the recognition of $4.3 million of gas cost incentive revenues during 2003 under our gas cost recovery mechanisms. No incentive revenues were recognized during the first six months of 2004. We estimate that a weather-related 6.3% reduction in therm deliveries lowered our gas margin by another $4.9 million between the comparative periods. As measured by heating degree days, the first six months of 2004 were 8.0% warmer than the same period during 2003, reducing heating load.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the first half of 2004 with similar information for the first half of 2003.

	Six Months Ended June 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$56.1	($3.1)	$59.2	214.0	(17.2)	231.2
Commercial/Industrial	19.5	(1.4)	20.9	122.4	(9.8)	132.2
Interruptible	0.3	-	0.3	3.8	(0.3)	4.1

Total Gas Sold	75.9	(4.5)	80.4	340.2	(27.3)	367.5
Transported Gas	8.6	(0.2)	8.8	160.0	(6.5)	166.5
Other	1.1	(4.9)	6.0	-	-	-

Total	$85.6	($9.6)	$95.2	500.2	(33.8)	534.0

Weather -- Degree Days (a)
Heating (4,246 Normal)				4,328	(377)	4,705

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $38.3 million or 9.9% during the first half of 2004 compared with the first half of 2003, primarily due to the scheduled outage of Point Beach Unit 1 in the second quarter of 2004. Nuclear expenses were up $22.6 million between the comparative periods. We did not have a similar outage at Point Beach until the fourth quarter of 2003. Also, we incurred approximately $3.5 million less in maintenance costs for our coal-fired generating facilities as a result of the timing of scheduled outages between 2003 and 2004. Our employee pension and benefit costs were up $14.7 million between the comparative periods.

During the first half of 2004, we recognized $8.3 million of expenses associated with the Port Washington lease. An electric rate increase authorized by the PSCW in May 2004 for Power the Future construction costs offset this increase in expenses. We recovered $5.8 million less during 2004 in the settlement of claims that we made in connection with the Giddings & Lewis/City of West Allis litigation. Our bad debt expenses were $5.6 million lower during the first six months of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $2.6 million or 1.9% during the first six months of 2004 compared with the same period in 2003. In the first half of 2004, decommissioning expense was reduced by $7.7 million to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. This reduction was offset in part by depreciation on a higher base of depreciable assets between the comparative periods.

OTHER INCOME, NET

Other income, net increased by $1.0 million in the first six months of 2004 compared to the first six months of 2003. This increase is primarily due to a $3.2 million civil penalty that we agreed to pay in the second quarter of 2003 pursuant to the terms of an EPA consent decree partially offset by lower equity-related AFUDC due to a lower average balance of utility construction projects between the comparative periods, and by gains on the sale of certain electrical substation property in the second quarter of 2003.

FINANCING COSTS

Total financing costs increased by $1.0 million in the six months ended June 30, 2004 compared to the same period in 2003. This increase primarily reflects less debt-related AFUDC recognized on construction projects between the comparative periods.

INCOME TAXES

For the first six months of 2004, our effective tax rate applicable to continuing operations was 37.9% compared with a 36.6% rate during the first six months of 2003. This increase in the effective income tax rate was due primarily to a reduction in the amount of Federal and State rehabilitation and housing credits from 2003 to 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first six months of 2004 and 2003:

	Six Months Ended June 30

Wisconsin Electric Power Company	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$410.2	$337.8
Investing Activities	($171.2)	($196.0)
Financing Activities	($251.2)	($148.2)

Operating Activities

Cash provided by operating activities increased to $410.2 million during the first six months of 2004 compared with $337.8 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods due to a greater impact from natural gas withdrawn from storage.

Investing Activities

During the first six months of 2004, we invested a total of $171.2 million compared to $196.0 million during the same period in 2003. Between the comparative periods, capital expenditures were down 8.1%, and we spent $16.4 million less on nuclear fuel due to the timing of scheduled outages at Point Beach.

Financing Activities

During the six months ended June 30, 2004, we used $251.2 million for financing activities compared with using $148.2 million for financing activities during the first six months of 2003. This decrease primarily resulted because we reduced total debt by $160.8 million during the first half of 2004 compared with a $39.5 million reduction in total debt during the first half of 2003.

In May 2003, we sold $635 million of unsecured Debentures under an $800 million shelf registration statement filed with the SEC. We used a portion of the proceeds from the Debentures to repay short-term debt, which was originally incurred to retire debt that matured in December 2002. The balance of the proceeds were used to redeem $425 million of our debt securities in June 2003, and to fund the optional redemption in August 2003 of another $60 million debt issue.

The debt refinancings in June and August 2003 were accounted for using the revenue neutral method of accounting pursuant to PSCW authorization, whereby net debt extinguishment costs in the amount of approximately $24.9 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining six months of 2004 are expected to be met primarily through internally generated funds, short-term borrowings and existing lines of credit supplemented through the sale of intermediate or long-term debt securities depending on market conditions and other factors.

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

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recover the cost of certain investments intended to improve the environment. We are seeking approval from the PSCW to use this financing tool. We filed an application with the PSCW that seeks authority to issue up to $500 million of Environmental Trust bonds. If approved, and subject to market conditions and other factors including a favorable review by taxing authorities, we anticipate issuing the bonds by the end of 2004. See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters for further information regarding this financing tool.

We have $165 million of unsecured notes outstanding at June 30, 2004 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on our behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Our credit agreements, as well as those of Wisconsin Energy, provide liquidity support of our obligations with respect to variable rate tax-exempt bonds and commercial paper.

We have approximately $350 million of available unused lines of bank back-up credit facilities on a consolidated basis. On June 30, 2004, we had approximately $151 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at June 30, 2004:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$250.0	$ -	$250.0	June-2007	3 year
$100.0	$ -	$100.0	Aug-2004	9 month

On June 23, 2004, we entered into an unsecured three year $250 million bank back-up credit facility to replace a $250 million 364 day credit facility that was expiring. This facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at June 30, 2004 and at December 31, 2003:

Capitalization Structure	June 30, 2004		December 31, 2003

	(Millions of Dollars)

Common Equity	$2,162.7	54.8%	$2,131.9	52.3%
Preferred Stock	30.4	0.8%	30.4	0.7%
Long-Term Debt (including
current maturities)	1,604.2	40.6%	1,599.5	39.2%
Short-Term Debt	151.4	3.8%	315.9	7.8%

Total	$3,948.7	100.0%	$4,077.7	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of June 30, 2004.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

The security rating outlooks assigned to us by S&P, Moody's and Fitch are all stable.

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

Capital Requirements

Capital requirements during the remainder of 2004 are expected to be principally for capital expenditures, nuclear fuel, and $140 million of maturing debt. Our 2004 annual consolidated capital expenditure budget, excluding the purchase of nuclear fuel, is approximately $406 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. As of June 30, 2004, our estimated maximum exposure under these agreements has not changed significantly compared to December 31, 2003. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. See Note 6 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of June 30, 2004 decreased compared with December 31, 2003 as periodic payments related to these types of obligations were greater than new commitments made in the ordinary course of business during the six months ended June 30, 2004.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral or termination payments in the event of a credit ratings change to below investment grade. At June 30, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $111.6 million.

Construction Risk:   In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) for We Power to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant. In addition, in November 2003, the PSCW issued a written order granting a CPCN for We Power to commence construction of two 615 megawatt super critical pulverized coal generating units (Elm Road units) on the site of our existing Oak Creek Power Plant . We will lease and operate these facilities under long-term contracts with We Power. Large construction projects of this type are subject to usual construction risks which might adversely affect project costs and completion time, including shortages of, or the inability to obtain, labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, and governmental actions and events in the global economy. Despite good project management, we will have limited or no control over these types of risks. If final costs for the construction of the Port Washington Generating Station or the Elm Road units exceed the fixed costs allowed in the PSCW order, We Power cannot recover this excess from us or our customers unless specifically allowed by the PSCW.

UTILITY RATES AND REGULATORY MATTERS

Limited Rate Adjustment Requests

2004 Revenue Deficiencies:   In July 2003, we filed an application with the PSCW for an increase in electric and steam rates for anticipated 2004 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station being constructed as part of Wisconsin Energy's Power the Future strategy, (2) increased costs linked to changes in Wisconsin's public benefits legislation, and (3) costs related to steam utility operations. The filing identified anticipated revenue deficiencies in 2004 attributable to Wisconsin in the amount of $63.5 million (3.5%) for our electric operations and $0.6 million (3.9%) for our steam operations. The filing also included an additional anticipated 2005 Wisconsin revenue deficiency in the amount of $0.4 million (2.6%) for our steam operations. Hearings on our July 2003 request were completed in December 2003. In April 2004, the PSCW approved an increase in electric and steam rates of approximately $59.5 million associated with our anticipated 2004 revenue deficiencies. We received an order and implemented this increase in May 2004.

2005 Revenue Deficiencies:   In May 2004, we filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station and the Elm Road Generating Station being constructed as part of Wisconsin Energy's Power the Future strategy, and (2) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for our electric operations, and $0.5 million (3.6%) for our steam operations. We anticipate receiving an order from the PSCW by January 2005.

Other Utility Rate and Regulatory Matters

Fuel Cost Adjustment Procedure:   In June 2004, we filed a request with the PSCW to increase Wisconsin retail electric rates by $36.1 million annually to recover forecasted increases in fuel and purchased power costs. The increase in costs is driven primarily by: (1) contractual escalation of coal costs, replacement costs for coal which cannot be shipped as a result of rail transportation failures and an increase in coal-fired generation; (2) increased gas-fired generation and purchased power costs primarily from gas-fired generation, and (3) increased purchases and costs of firm capacity and associated transmission necessary to meet customers' needs. We received an interim order from the PSCW authorizing an increase of $36.1 million in electric rates in July 2004. The surcharge authorized under the interim order is subject to refund based upon PSCW full review, hearing and final determination. We anticipate a final order in the fourth quarter of 2004. Under the fuel rules, we would have to refund to customers any over recovery of fuel costs plus interest at a rate of 12.2% as a result of the surcharge authorized in 2004.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, the soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we have seen a significant increase in residential uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in May 2004 requesting authority to defer for future rate recovery all residential bad debt expenses incurred during 2004 in excess of amounts included in current utility rates. We estimate such amounts to be approximately $8 million during 2004. In June 2004, we received authorization for the deferral from the PSCW.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recover the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional ratemaking. In June 2004, we filed an application with the PSCW that seeks authority to issue up to $500 million of Environmental Trust bonds pursuant to this legislation. The PSCW must issue an order within 120 days of the filing date. If approved, and subject to market conditions and other factors including a favorable review by taxing authorities, we anticipate issuing the bonds by the end of 2004.

Power the Future

Under Wisconsin Energy's Power the Future strategy, we expect to meet a significant portion of our future generation needs through the Port Washington and Elm Road power plants being built by We Power.

Port Washington:   We Power began construction of Unit 1 of the Port Washington Generating Station in July 2003 and expects the unit to be operational early in the third quarter of 2005. In early May 2004 we filed an updated demand and energy forecast with the PSCW to document market demand for additional generating capacity. We Power began construction of Unit 2 in May 2004 and expects this unit to be operational by the end of the second quarter of 2008.

In March 2003, an individual who participated in the PSCW's Port Washington CPCN proceedings filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Order granting the CPCN (Port Order). In January 2004, the Dane County Circuit Court issued a decision (January 2004 Order) vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW addressed the court's decision by analyzing the environmental impact of the Port Washington project on its own merits, rather than comparing it to coal-fired generation. In March 2004, the PSCW approved a Revised Environmental Assessment and affirmed the CPCN it originally issued in December 2002 authorizing construction of the Port Washington Generating Station . In April, the same individual filed various motions, including a motion for contempt sanctions, in the same Dane County Circuit Court against the PSCW and us on the grounds that the PSCW and Wisconsin Energy were in violation of the January 2004 Order. In response, the judge dismissed the case in April 2004, ruling that there was no basis for granting the motion for sanctions and that her court has no continuing jurisdiction in the case.

In April 2004, the same individual filed a petition for review with another Dane County Circuit Court requesting the Court to reverse the PSCW's revised decision issued in March 2004. The matter is pending before the Court.

Elm Road:   In November 2003, the PSCW issued an order (Elm Road Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Elm Road units to be located on the site of our existing Oak Creek Power Plant. Wisconsin Energy expects that it will have co-owners for approximately 17% of the project. In December 2003, we submitted lease generation contracts for the Elm Road units to the PSCW for approval. We continue to work with the PSCW, the Wisconsin Department of Natural Resources (WDNR) and the other agencies to obtain all required permits and project approvals. In the first quarter of 2004, we requested PSCW approval to defer certain costs related to the Elm Road units for recovery in future rates. The PSCW approved the request in April at an open meeting. In April 2004, Elm Road Services, LLC, a wholly owned subsidiary of We Power, entered into a contract with Bechtel Power Corporation to secure necessary engineering, design and construction services and major equipment components for these units.

Four appeals challenging the PSCW's Elm Road Order have been filed. We have filed initial briefs in each of these proceedings requesting that the PSCW's decision be upheld and the petitions be dismissed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the WDNR contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. We have filed initial briefs in these two cases requesting that the WDNR's decision be upheld and the petitions be dismissed. All six of these cases have been consolidated in the Dane County Circuit Court.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations for the Elm Road units. That request was granted and has been assigned to an administrative law judge. The judge has scheduled the hearing for August 2004; it is anticipated that post-hearing briefing will be concluded and an order issued in the fourth quarter of 2004. In January 2004, the WDNR issued the air pollution control construction permit to Wisconsin Electric for the Elm Road units. In February 2004, parties submitted to the WDNR and to the Dane County Circuit Court requests for a contested case hearing and for judicial review, respectively, on the Elm Road units air pollution control construction permit. The contested case hearing has been assigned and scheduled for October 2004. In addition, the City of Oak Creek has been allowed to intervene in the hearing. Petitioners agreed to dismissal of their petition for judicial review. We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals.

In July 2004, we entered into an environmental and economic agreement with the Town of Caledonia (the community immediately adjacent to the Oak Creek plant site), covering our plans for expansion of the Oak Creek plant site and the associated increase in train and vehicular traffic that would result in the community. The agreement was approved by the Town Board in July 2004. The initial discussions were held at the suggestion of the PSCW in its decision approving the Elm Road Order. Under the agreement, we will take certain actions mitigating the impact on the Town of construction of the Elm Road units, as well as pay the Town to mitigate certain community health and safety impacts. The Town will cooperate with us in the issuance of necessary local permits and dismiss its appeal of the PSCW permits issued. Portions of the agreement concerning the impact payments are subject to review and approval by the PSCW. Our direct obligations under the agreement are not expected to have a material impact on our financial condition or results of operations.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin, which are operated by Nuclear Management Company, LLC (NMC), a joint venture of Wisconsin Energy and affiliates of other unaffiliated utilities. In April 2004, Unit 1 began its normal refueling outage, which is scheduled approximately every 18 months. We had a similar outage of Unit 2 during the fourth quarter of 2003. The outage, which included unanticipated repairs of the Unit 1 reactor vessel head, lasted longer than originally scheduled. As a result, we incurred approximately $17 million in higher maintenance and replacement power costs when compared to our Unit 2 outage in the fall of 2003. Unit 1 returned to service in June 2004. There are no other scheduled outages for Point Beach during 2004.

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

ENVIRONMENTAL MATTERS

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated.  The EPA issued draft rules in December 2003 and is expected to issue final rules by March 15, 2005.  The compliance date for the final federal rules cannot be predicted at this time, but could be as early as 2008.

In June 2001, the WDNR independently developed draft mercury emission control rules that would affect electric utilities in Wisconsin which were later modified and then approved by the Natural Resources Board in June 2004. The modified rules require emission reductions of 40% by 2010 and 75% by 2015. The modified rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program.  The rules state that the WDNR must adopt state rule changes within 18 months of publication of any federal rules.  State rules are to be changed to be consistent with, and no more restrictive than, any federal rules.  The Wisconsin Legislature has accepted the modified rules.  Adoption of these rules now proceeds according to state administrative rules procedures.  These mercury emission control rules are expected to be effective by the end of the year.

Our compliance planning estimates show that no additional emission control investments are likely to be needed to meet the state mercury rules. This is because the federal rules are very likely to be in place prior to the compliance dates contained in the state rule. We are currently unable to predict the ultimate rules that will be developed and adopted by the EPA, and we are not able to predict the impact that the EPA's mercury emission control rulemakings might have on the operations of our existing or anticipated coal-fired generating facilities.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission

Midwest ISO:   In connection with its status as a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO), the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) is in the process of implementing a bid-based energy market which is currently proposed to commence on or about March 1, 2005. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR), which will be initially allocated by the Midwest ISO, and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. Currently there are several different estimates, both positive and negative, of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan's utilities (also known as WUMS utilities).

The issues surrounding implementation of the energy market by Midwest ISO, including the implementation date, are being analyzed in a contested proceeding before the FERC in which we are participating. Parties to this FERC proceeding, including Wisconsin Electric and other WUMS utilities, have raised concerns about the impact of the Midwest ISO plan and have questioned the financial impact estimated by Midwest ISO. FERC can accept, reject or modify the Midwest ISO proposal. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and what, if any, financial impact the LMP congestion pricing system might have on us. The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO's transmission customers, including Wisconsin Electric.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO. However, there is an ongoing FERC proceeding that may result in a new, yet-to-be-determined rate design as early as December 1, 2004. It is unknown at this point what rate design, and in what time frame, a new rate design will be developed and whether it will replace the Midwest ISO's current license plate rate design. We are currently unable to determine the impact that any potential rate design will have on Wisconsin Electric.

Congestion Charges on Other Systems:   Effective May 1, 2004, Commonwealth Edison, a non-affiliated Illinois utility that provides us with transmission service, transferred control of its transmission facilities to PJM Interconnection, LLC (PJM), at which time PJM's LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison's facilities. PJM allocated FTRs to hedge against transmission congestion for the month of May 2004 and for the year commencing June 1, 2004. We did not receive FTRs for all of our firm transmission for the month of May or for the year commencing June 1, 2004;. however, the FERC has issued a series of orders requiring PJM to adopt measures that will mitigate against any unhedged congestion charges incurred through May 31, 2005, for transmission contracts of a year in duration or greater that were in place prior to PJM taking control of the Commonwealth Edison transmission system.

Because LMP based congestion pricing is new to the Commonwealth Edison system, it remains unclear what, if any, exposure to congestion payments we may face.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   FASB Staff Position (FSP) No 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act), (FSP 106-2), allows sponsors to elect to recognize the effects of the Act in 2004 if the plan qualifies for the government subsidy discussed in the Act. In accordance with FSP 106-2 we chose to recognize the effects of the Act retroactively to January 1, 2004 with the impacts calculated actuarially. For further information, see Note 5 -- Benefits in the Notes to Consolidated Condensed Financial Statements.

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

*****

For certain other information which may impact our future financial condition or results of operations, see Item 1, Financial Statements -- Notes to Consolidated Condensed Financial Statements, in Part I of this report as well as Item 1, Legal Proceedings, in Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2004. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Electric's 2003 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2004.

In addition to those legal proceedings discussed in our reports to the SEC, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

UTILITY RATES AND REGULATORY MATTERS

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning recent PSCW and other actions related to Wisconsin Energy's Power the Future strategy.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning rate matters in the jurisdictions where we do business and for information concerning nuclear operations at our Point Beach Nuclear Plant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a.	EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.2 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)

10.2	Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)

10.3	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of April 1, 2004. (Exhibit 10.4 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q.)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	REPORTS ON FORM 8-K

A Current Report on Form 8-K dated as of April 16, 2004 was filed by Wisconsin Electric on April 19, 2004 to report that the Dane County Circuit Court dismissed an appeal of the Revised Environmental Assessment issued by the Public Service Commission of Wisconsin regarding the construction of the Port Washington Generating Station.

A Current Report on Form 8-K dated as of June 28, 2004 was filed by Wisconsin Electric on June 28, 2004 with a copy of the press release announcing the election of Curt S. Culver to the board of directors, effective June 28, 2004.

No other reports on Form 8-K were filed by Wisconsin Electric during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 6, 2004	Stephen P. Dickson Controller, Chief Accounting Officer and duly authorized officer