Form 10-Q
period 2004-09-30
WISCONSIN ELECTRIC POWER CO
filed 2004-11-12
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2004):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I - Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ............................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ...................................................................	12

3.	Quantitative and Qualitative Disclosures About Market Risk ..................................................	28

4.	Controls and Procedures .........................................................................................................	29

	Part II -- Other Information

1.	Legal Proceedings ..................................................................................................................	29

6.	Exhibits ...................................................................................................................................	30

	Signatures ..............................................................................................................................	31

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,075,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 433,200 gas customers in Wisconsin and about 460 steam customers in metro Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 -- Segment Information in the Notes to Consolidated Condensed Financial Statements.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; Edison Sault Electric Company (Edison Sault), an electric utility which serves customers in the Upper Peninsula of Michigan; and W.E. Power, LLC (We Power), an unregulated company that was formed in 2001 to design, construct, own, finance and lease to us the new generating capacity included in Wisconsin Energy's Power the Future strategy. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies".

Other:   Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2004, Bostco has $42.1 million of assets.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(Millions of Dollars)

Operating Revenues	$600.6	$599.6	$1,926.1	$1,883.3

Operating Expenses
Fuel and purchased power	158.9	158.6	452.0	432.3
Cost of gas sold	33.9	31.6	251.5	254.9
Other operation and maintenance	212.2	195.5	639.3	584.3
Depreciation, decommissioning
and amortization	69.8	71.3	203.2	207.3
Property and revenue taxes	19.4	18.1	57.5	54.3

Total Operating Expenses	494.2	475.1	1,603.5	1,533.1

Operating Income	106.4	124.5	322.6	350.2

Other Income, Net	11.1	7.6	29.0	24.5

Financing Costs	21.6	23.3	67.7	68.4

Income Before Income Taxes	95.9	108.8	283.9	306.3

Income Taxes	36.8	40.8	108.1	113.1

Net Income	59.1	68.0	175.8	193.2

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available
for Common Stockholder	$58.8	$67.7	$174.9	$192.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2004	December 31, 2003
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$6,817.8	$6,819.1
Accumulated depreciation	(2,597.5)	(2,571.4)

	4,220.3	4,247.7
Construction work in progress	115.7	68.3
Leased facilities, net	100.4	104.6
Nuclear fuel, net	66.5	78.4

Net Property, Plant and Equipment	4,502.9	4,499.0

Investments
Nuclear decommissioning trust fund	688.2	674.4
Other	158.4	136.9

Total Investments	846.6	811.3

Current Assets
Cash and cash equivalents	6.5	20.0
Accounts receivable	225.8	239.3
Accrued revenues	101.2	149.8
Materials, supplies and inventories	279.3	276.2
Other	103.5	141.6

Total Current Assets	716.3	826.9

Deferred Charges and Other Assets
Regulatory assets	539.9	443.4
Other	72.3	64.0

Total Deferred Charges and Other Assets	612.2	507.4

Total Assets	$6,678.0	$6,644.6

Capitalization and Liabilities

Capitalization
Common equity	$2,177.5	$2,131.9
Preferred stock	30.4	30.4
Long-term debt	1,434.0	1,435.3

Total Capitalization	3,641.9	3,597.6

Current Liabilities
Long-term debt due currently	26.5	164.2
Short-term debt	279.7	315.9
Accounts payable	189.5	184.9
Accrued liabilities	208.5	174.0
Other	92.3	57.1

Total Current Liabilities	796.5	896.1

Deferred Credits and Other Liabilities
Regulatory liabilities	569.7	561.7
Asset retirement obligations	756.3	732.0
Deferred income taxes - long-term	486.2	456.4
Other	427.4	400.8

Total Deferred Credits and Other Liabilities	2,239.6	2,150.9

Total Capitalization and Liabilities	$6,678.0	$6,644.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

2004	2003

(Millions of Dollars)
Operating Activities
Net income	$175.8	$193.2
Reconciliation to cash
Depreciation, decommissioning and amortization	218.8	225.8
Nuclear fuel expense amortization	17.3	20.1
Equity in earnings of unconsolidated affiliate	(19.4)	(17.0)
Deferred income taxes and investment tax credits, net	27.7	(3.3)
Accrued income taxes, net	29.5	34.2
Change in -	Accounts receivable and accrued revenues	62.1	12.3
Inventories	(3.1)	(36.8)
Other current assets	39.0	16.5
Accounts payable	(1.1)	2.3
Other current liabilities	40.3	13.4
Other	(8.0)	(27.9)

Cash Provided by Operating Activities	578.9	432.8

Investing Activities
Capital expenditures	(244.6)	(249.6)
Nuclear fuel	(6.2)	(21.9)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	(16.2)	(6.2)

Cash Used in Investing Activities	(280.2)	(290.9)

Financing Activities
Dividends paid on common stock	(134.7)	(134.7)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	-	635.5
Retirement and redemption of long-term debt	(140.4)	(506.0)
Change in short-term debt	(36.2)	(116.5)
Other	-	(18.0)

Cash Used in Financing Activities	(312.2)	(140.6)

Change in Cash and Cash Equivalents	(13.5)	1.3

Cash and Cash Equivalents at Beginning of Period	20.0	13.3

Cash and Cash Equivalents at End of Period	$6.5	$14.6

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$64.9	$72.2
Income taxes (net of refunds)	$46.3	$86.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1. -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2003 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year 2004 because of seasonal and other factors.

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

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity's facility. We have approximately $751.3 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

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

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 09/30/04

	(Millions of Dollars)
Asset Retirement
Obligations	$732.0	$ -	($3.5)	$27.8	$ -	$756.3

 4. -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30

Comprehensive Income	2004	2003

	(Millions of Dollars)

Net Income	$175.8	$193.2
Other Comprehensive Income
Hedging Gains	-	0.6

Total Other Comprehensive Income	-	0.6

Total Comprehensive Income	$175.8	$193.8

 5 -- LONG-TERM DEBT

In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity. We financed this redemption through the issuance of short-term commercial paper.

 6. -- EMPLOYEE BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Three Months Ended September 30
Net Periodic Benefit Cost
Service cost	$6.8	$6.5	$2.9	$2.6
Interest cost	14.6	10.2	4.3	4.5
Expected return on plan assets	(15.6)	(9.7)	(2.0)	(1.7)
Amortization of:
Transition (asset) obligation	(0.6)	(0.3)	0.4	0.3
Prior service cost	1.2	0.7	-	-
Actuarial loss	3.3	1.6	1.2	1.7

Net Periodic Benefit Cost	$9.7	$9.0	$6.8	$7.4

	Pension Benefits		Other Post-retirement Benefits

	2004	2003	2004	2003

	(Millions of Dollars)
Nine Months Ended September 30
Net Periodic Benefit Cost
Service cost	$20.2	$17.5	$8.6	$7.8
Interest cost	43.8	44.3	12.8	13.4
Expected return on plan assets	(46.9)	(48.0)	(6.0)	(5.0)
Amortization of:
Transition (asset) obligation	(1.7)	(1.6)	1.2	1.1
Prior service cost	3.6	3.6	-	-
Actuarial loss	9.9	3.4	3.8	5.1

Net Periodic Benefit Cost	$28.9	$19.2	$20.4	$22.4

During September 2004, we contributed $12.7 million, the maximum deductible amount, to our qualified pension plan for the 2003 plan year. We anticipate that we may make an additional discretionary contribution for the 2004 plan year to the qualified pension plan of approximately $39.0 million in the fourth quarter of 2004, depending upon market conditions and other factors. Any discretionary contributions in 2004 to other post-retirement benefit plans are expected to occur in December. Contributions to other post-retirement benefit plans are discretionary.

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

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. As of September 30, 2004, the total pre-tax reduction in other post-retirement expense was $3.2 million under SFAS 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The annual pre-tax reduction in SFAS 106 expense is expected to total $4.2 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early 2005.

 7. -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of September 30, 2004, we had the following guarantees:

Maximum Potential Future Payments	Outstanding at September 30, 2004	Liability Recorded at September 30, 2004

$231.0	$0.1	$ -

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits as of September 30, 2004 was $22.9 million and $10.2 million as of December 31, 2003.

 8. -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and nine month periods ended September 30, 2004 and 2003 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments

Power Company	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

September 30, 2004
Operating Revenues (a)	$545.4	$52.1	$3.1	$600.6
Operating Income (Loss)	$118.1	($10.0)	($1.7)	$106.4

September 30, 2003
Operating Revenues (a)	$544.9	$51.3	$3.4	$599.6
Operating Income (Loss)	$132.6	($6.3)	($1.8)	$124.5

Nine Months Ended

September 30, 2004
Operating Revenues (a)	$1,554.9	$355.3	$15.9	$1,926.1
Operating Income (Loss)	$306.9	$16.9	($1.2)	$322.6

September 30, 2003
Operating Revenues (a)	$1,496.8	$369.8	$16.7	$1,883.3
Operating Income	$316.8	$33.3	$0.1	$350.2

(a)	We account for all intersegment revenues at tariff rates established by the Public Service Commission of Wisconsin (PSCW). Intersegment revenues are not material.

 9. -- COMMITMENTS AND CONTINGENCIES

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

EPA Information Requests:   We received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, we and the EPA announced that a consent decree had been reached which resolved all issues related to this matter. Under the consent decree, we will significantly reduce our air emissions from our coal-fired generating facilities. The reductions will be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over the 10 years ending in 2013. Under the agreement with EPA, we will spend between $20 million and $25 million to conduct a $50 million research project at our Presque Isle facility, in cooperation with the U.S. Department of Energy, to test new mercury reduction technologies. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and Wisconsin Energy's Power the Future plan. We also agreed to pay a pre-tax civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003.

The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree. The intervenor groups subsequently filed a motion requesting that the court stay the government's motion for approval of the decree to allow the intervenors to conduct discovery. Briefing was completed and the judge heard oral arguments from the parties in August 2004. In September 2004, the court granted the intervenors' request for limited discovery with respect to two facilities within our generation fleet and ordered that discovery be completed by December 2004, followed by briefing, and, if necessary, a hearing.

 10 -- SEVERANCE PLANS

Voluntary Separation Plan for Management Employees:   On September 28, 2004, Wisconsin Energy announced an enhanced severance package for selected non-officer management employees of it and its subsidiaries that elect to voluntarily resign (Voluntary Separation Plan) to help reduce upward pressure on operating expenses. Eligible employees have from October 4, 2004 through November 12, 2004 to apply to participate in this plan. Wisconsin Energy expects that at least 120 employees will volunteer for the Voluntary Separation Plan. As of September 30, 2004 we have recorded an accrual of $8.8 million ($5.3 million after tax) representing our estimate of the minimum obligation related to Wisconsin Electric. We expect to record additional costs in the fourth quarter of 2004, when the actual number of employees will be known.

In November 2004, we announced a Voluntary Separation Plan for certain represented employees. We expect that at least 50 positions will be eliminated as a result of this Voluntary Separation Plan. The costs associated with this Voluntary Separation Plan will be recorded in the fourth quarter.

We do not expect the total pre-tax cost of these two Voluntary Separation plans for Wisconsin Electric to exceed $18 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors:   Certain statements contained herein are Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, equity and bond market fluctuations, varying weather conditions, governmental regulation and supervision, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) including factors described throughout this document and below in Factors Affecting Results, Liquidity and Capital Resources.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMER 30, 2004

EARNINGS

We had net income of $59.1 million for the third quarter of 2004, a decrease of $8.9 million or 13.1% from the third quarter of 2003. Net income declined primarily due to severance costs and a weather-related decline in electric sales during 2004. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the third quarter of 2004 with similar information for the third quarter of 2003 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended September 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$191.2	($0.4)	$191.6	2,078.5	(85.7)	2,164.2
Small Commercial/Industrial	175.5	4.9	170.6	2,298.7	(13.0)	2,311.7
Large Commercial/Industrial	143.3	2.7	140.6	3,002.8	(70.6)	3,073.4
Other-Retail/Municipal	21.9	1.1	20.8	523.4	29.6	493.8
Resale-Utilities	5.4	(5.7)	11.1	156.7	(136.4)	293.1
Other Operating Revenues	8.1	(2.1)	10.2	-	-	-

Total Operating Revenues	$545.4	$0.5	$544.9	8,060.1	(276.1)	8,336.2

Weather -- Degree Days (a)
Cooling (525 Normal)				349	(176)	525

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the third quarter of 2004, total electric utility operating revenues increased by $0.5 million or 0.1% when compared with 2003. We estimate that our electric operating revenues were approximately $18.0 million lower during the third quarter of 2004 than the same period in 2003 as a result of unseasonably cool weather during the summer of 2004. However, we realized approximately $17.3 million in additional revenues during the third quarter of 2004 as a result of rate increases which were not in effect during the third quarter of 2003. In May 2004, we received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with Wisconsin Energy's Power the Future program and with low income uncollectible expenses transferred to Wisconsin's public benefits fund. Also, in October 2003 we received a final rate order from the PSCW that authorized us to recover an additional $6.1 million of annual fuel and purchased power costs.

Total electric megawatt-hour sales decreased by 276.1 thousand megawatt-hours or 3.3% during the third quarter of 2004 compared with the same period in 2003. Residential sales were down 4.0% due to weather. As measured by cooling degree days, the third quarter of 2004 was 33.5% cooler than both the third quarter of 2003 and normal, limiting cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Weather-normalized residential base sales growth, however, partially mitigated reduced electric sales and operating revenues caused by the unfavorable weather in 2004. Sales volumes to large commercial/industrial customers fell by 2.3% between the comparative periods, much of which was attributable to our largest customers, two iron ore mines. Excluding these two mines, sales volumes to remaining large commercial/industrial customers dropped by 1.2%. Sales for resale to other utilities, the Resale-Utilities customer class, decreased 46.5% between the periods due to a lower demand for wholesale power. However, these wholesale sales result in relatively low margins.

Fuel and Purchased Power

Total fuel and purchased power expenses increased by $0.3 million or 0.2% when compared to the third quarter of 2003. The drop in electric sales due to very cool summer weather significantly reduced our need to use higher cost peak generating units and purchased power during the third quarter of 2004, mitigating the impact of higher average natural gas prices on purchased energy costs and of higher coal and purchased power capacity costs.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2004 with similar information for the third quarter of 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Three Months Ended September 30

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$52.1	$0.8	$51.3
Cost of Gas Sold	33.9	(2.3)	31.6

Gross Margin	$18.2	($1.5)	$19.7

For the three months ended September 30, 2004, gas utility gross margin decreased by $1.5 million or 7.6% when compared to the three months ended September 30, 2003 due to a $1.5 million reduction in gas cost incentive revenues recognized under gas cost recovery mechanisms. Total gas operating revenues, however, increased by $0.8 million or 1.6% between the comparative periods primarily because higher purchased gas costs, which flow through to revenue under our gas cost recovery mechanisms, more than offset the impact of the reduction in gas cost incentive revenues.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2004 with similar information for the third quarter of 2003.

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$11.3	$ -	$11.3	21.3	(0.8)	22.1
Commercial/Industrial	3.4	-	3.4	14.3	-	14.3
Interruptible	0.1	-	0.1	0.9	0.1	0.8

Total Retail Gas Sales	14.8	-	14.8	36.5	(0.7)	37.2
Transported Gas	3.1	0.1	3.0	57.3	(7.9)	65.2
Other	0.3	(1.6)	1.9	-	-	-

Total	$18.2	($1.5)	$19.7	93.8	(8.6)	102.4

Weather -- Degree Days (a)
Heating (141 Normal)				133	(1)	134

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $16.7 million or 8.5% during the third quarter of 2004 compared with the third quarter of 2003, primarily due to $13.6 million of expenses recognized during the third quarter of 2004 associated with construction of a power plant in Port Washington, Wisconsin under Wisconsin Energy's Power the Future plan. Additional revenue from an electric rate increase authorized by the PSCW in May 2004 for Power the Future construction costs offset this increase in expenses. In addition, we recognized $8.8 million of severance costs during the third quarter of 2004.

Other Income, Net

Other income, net increased by $3.5 million in the third quarter of 2004 compared to the third quarter of 2003. This increase is primarily due to an increase in our interest in the earnings of unconsolidated affiliates during the third quarter of 2004, the recognition of higher carrying costs on deferred electric transmission costs and higher equity-related Allowance for Funds Used During Construction (AFUDC) due to a higher average balance of utility construction projects between the comparative periods.

Financing Costs

Total financing costs decreased by $1.7 million in the three months ended September 30, 2004 compared to the same period in 2003. This decrease primarily reflects the replacement of higher cost long-term debt outstanding during 2003 with lower cost borrowings outstanding during 2004. In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity through the issuance of lower-cost short-term debt.

Income Taxes

For the third quarter of 2004, our effective tax rate was 38.4% compared with a 37.5% rate during the third quarter of 2003. This increase in the effective income tax rate was due primarily to a reduction in the amount of Federal and State rehabilitation and housing credits from 2003 to 2004.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2004

EARNINGS

We had net income of $175.8 million for the first nine months of 2004, a decrease of $17.4 million or 9.0% from the first nine months of 2003. Net income declined primarily due to the timing of a scheduled refueling outage at Point Beach Nuclear Plant, higher benefit costs and severance costs recognized during the third quarter of 2004. The scheduled refueling outage occurred during the second quarter of 2004. In 2003, we did not have a comparable outage at Point Beach until the fourth quarter.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and megawatt-hour sales by customer class during the first nine months of 2004 with similar information for the same period in 2003 including favorable or unfavorable variances.

	Nine Months Ended September 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$539.0	$13.7	$525.3	5,919.6	(0.9)	5,920.5
Small Commercial/Industrial	490.2	17.4	472.8	6,494.3	54.1	6,440.2
Large Commercial/Industrial	406.6	18.2	388.4	8,638.3	201.1	8,437.2
Other-Retail/Municipal	62.5	3.0	59.5	1,602.8	86.4	1,516.4
Resale-Utilities	31.5	2.9	28.6	768.4	11.1	756.3
Other Operating Revenues	25.1	2.9	22.2	-	-	-

Total Operating Revenues	$1,554.9	$58.1	$1,496.8	23,423.4	351.8	23,070.6

Weather -- Degree Days (a)
Heating (4,387 Normal)				4,458	(381)	4,839
Cooling (708 Normal)				440	(160)	600

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first nine months of 2004, total electric utility operating revenues increased by $58.1 million or 3.9% when compared with 2003, primarily because the impacts of rate increases and growth in base business significantly offset the effects of unfavorable weather.

We realized approximately $40.4 million in additional revenues during 2004 as a result of rate increases which were not completely in effect during the comparative first nine months of 2003. In May 2004, we received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59 million to cover construction costs associated with Wisconsin Energy's Power the Future program and with low income uncollectible expenses transferred to Wisconsin's public benefits fund. In March

2003, we received an interim order from the PSCW to increase rates by $55.1 million annually for higher fuel and purchased power costs. In October 2003, the PSCW issued an associated final rate order for us to recover an additional $6.1 million for higher annual fuel and purchased power costs.

We estimate that our electric operating revenues were approximately $22.8 million lower during the first nine months of 2004 compared to the same period in 2003 as a result of unfavorable weather. Cool summer weather as compared to 2003 negatively impacted electric sales during the first nine months of 2004, especially to residential customers who are more weather sensitive and contribute higher margins than other customer classes. As measured by cooling degree days, the first nine months of 2004 were 26.7% cooler than the same period in 2003 and 37.9% cooler than normal, limiting cooling load sales.

Total electric sales increased by 351.8 thousand megawatt-hours or 1.5% between the comparative periods. Residential sales were flat and small commercial/industrial sales were up just 0.8% due to the unfavorable weather during 2004. However, we estimate that growth in the number of customers and in higher weather-normalized use per customer in both of these customer classes during the first nine months of 2004 mitigated much of the impact of unfavorable weather on electric sales and operating revenues. Sales volumes to large commercial/industrial customers improved by 2.4%. Excluding our largest customers, two iron ore mines, sales volumes to the remaining large commercial/industrial customers improved by 1.0%.

Fuel and Purchased Power

Fuel and Purchased Power expenses increased by $19.7 million or 4.6% when compared to the first nine months of 2003. This increase is related to the 1.5% increase in our total megawatt-hour sales and to higher coal and purchased capacity costs. Increased availability of several of our coal-fired generating units during the first nine months of 2004 offset the impact on fuel and purchased power costs of a scheduled outage at Point Beach Unit 1 during the second quarter of 2004. We did not have a comparable outage at Point Beach until the fourth quarter of 2003. Very cool summer weather significantly reduced the need to use higher cost peak generating units and purchased power during 2004, mitigating much of the rise in fuel and purchased power costs between the comparative periods.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2004 with similar information for the same period in 2003. Gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Gas operating revenues decreased by $14.5 million or 3.9% between the comparative periods due to a combination of a weather-related decline in therm deliveries, lower gas cost incentive revenues and a $3.4 million or 1.3% decrease in purchased gas costs.

	Nine Months Ended September 30

Gas Utility Operations	2004	B (W)	2003

	(Millions of Dollars)

Gas Operating Revenues	$355.3	($14.5)	$369.8
Cost of Gas Sold	251.5	3.4	254.9

Gross Margin	$103.8	($11.1)	$114.9

For the nine months ended September 30, 2004, gas utility gross margin decreased by $11.1 million or 9.7% when compared to the nine months ended September 30, 2003 due primarily to warmer winter weather in 2004 as compared to 2003 and to a $5.8 million reduction in gas cost incentive revenues recognized under gas cost recovery mechanisms. We estimate that a weather-related 6.6% reduction in therm deliveries lowered gross margin by another $5.1 million between the comparative periods. As measured by heating degree days, the first nine months of 2004 were 7.9% warmer than the same period during 2003, reducing heating load.

The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2004 with similar information for the same period in 2003.

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2004	B (W)	2003	2004	B (W)	2003

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$67.4	($3.1)	$70.5	235.3	(18.0)	253.3
Commercial/Industrial	22.9	(1.3)	24.2	136.7	(9.7)	146.4
Interruptible	0.4	-	0.4	4.7	(0.2)	4.9

Total Retail Gas Sales	90.7	(4.4)	95.1	376.7	(27.9)	404.6
Transported Gas	11.6	(0.2)	11.8	217.3	(14.4)	231.7
Other	1.5	(6.5)	8.0	-	-	-

Total	$103.8	($11.1)	$114.9	594.0	(42.3)	636.3

Weather -- Degree Days (a)
Heating (4,387 Normal)				4,458	(381)	4,839

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $55.0 million or 9.4% during the first nine months of 2004 compared with the first nine months of 2003, primarily due to a $18.9 million increase in nuclear expenses largely associated with a scheduled outage of Point Beach Unit 1 in the second quarter of 2004 and to $21.9 million of expenses that we recognized during the first nine months of 2004 associated with construction of a power plant in Port Washington, Wisconsin under Wisconsin Energy's Power the Future plan. We did not have a similar outage at Point Beach until the fourth quarter of 2003. An electric rate increase authorized by the PSCW in May 2004 offset the Power the Future construction costs. Employee benefit and pension costs were also up $14.4 million between the comparative periods, and we recognized $8.8 million of severance costs during the third quarter of 2004.

Bad debt expenses were $7.9 million lower during the first nine months of 2004 because we received authority from the PSCW in June 2004 to defer residential bad debt costs incurred during 2004 in excess of amounts included in current utility rates. We did not receive similar authority from the PSCW to defer 2003 residential bad debt costs until the fourth quarter. For more information regarding the deferral of bad debt costs, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters. We also recovered $6.1 million less between the comparative periods in the settlement of claims that we made in connection with the Giddings & Lewis/City of West Allis litigation.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $4.1 million or 2.0% during the first nine months of 2004 compared with the same period in 2003. In the nine months ended

September 30, 2004, decommissioning expense was reduced by $7.7 million to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. This reduction was offset in part by depreciation on a higher base of depreciable assets between the comparative periods.

Other Income, Net

Other income, net increased by $4.5 million in the first nine months of 2004 compared to the first nine months of 2003. This increase is primarily due to a $3.2 million civil penalty that we agreed to pay in the second quarter of 2003 pursuant to the terms of an EPA consent decree, an increase in our interest in the earnings of unconsolidated affiliates during 2004 and the recognition of higher carrying costs on deferred electric transmission costs offset in part by lower equity-related AFUDC due to a lower average balance of utility construction projects between the comparative periods.

Financing Costs

Total financing costs decreased by $0.7 million in the nine months ended September 30, 2004 compared to the same period in 2003. This decrease primarily reflects the replacement of higher cost long-term debt outstanding during 2003 with lower cost borrowings outstanding during 2004. In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity through the issuance of lower-cost short-term debt.

Income Taxes

For the first nine months of 2004, our effective tax rate was 38.1% compared with a 36.9% rate during the first nine months of 2003. This increase in the effective income tax rate was due primarily to a reduction in the amount of Federal and State rehabilitation and housing credits from 2003 to 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first nine months of 2004 and 2003:

	Nine Months Ended September 30

Wisconsin Electric Power Company	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$578.9	$432.8
Investing Activities	($280.2)	($290.9)
Financing Activities	($312.2)	($140.6)

Operating Activities

Cash provided by operating activities increased to $578.9 million during the first nine months of 2004 compared with $432.8 million during the same period in 2003. This increase was due in large part to lower working capital requirements between the comparative periods and increased cash earnings.

Investing Activities

During the first nine months of 2004, we invested a total of $280.2 million in our business compared to $290.9 million during the same period in 2003. Between the comparative periods, capital expenditures were down 2.0%, and we spent $15.7 million less on nuclear fuel due to the timing of scheduled outages at Point Beach.

Financing Activities

During the nine months ended September 30, 2004, we used $312.2 million for financing activities compared with using $140.6 million for financing activities during the first nine months of 2003. We reduced total debt by $176.6 million during the first nine months of 2004 compared with a $13.0 million reduction in total debt during the first nine months of 2003. In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity and decreased our short-term debt by $36.2 million.

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

We accounted for the June and August 2003 debt refinancings using the revenue neutral method pursuant to PSCW authorization, whereby we deferred approximately $24.9 million of gross debt extinguishment costs and are now amortizing these costs over an approximately two year period based upon the level of interest savings achieved.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

Cash requirements during the remaining three months of 2004 are expected to be met primarily through internally generated funds, short-term borrowings and existing lines of credit potentially supplemented through the sale of intermediate or long-term debt securities depending on market conditions and other factors.

We anticipate issuing $250 million of unsecured intermediate-term debt during the fourth quarter of 2004 under an existing $665 million shelf registration statement filed with the SEC, depending upon market conditions and other factors.

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

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the

PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. Subject to market conditions and a favorable review by taxing authorities, we anticipate proceeding with the issuance of these securities during 2005.

We have $165 million of unsecured notes outstanding at September 30, 2004 that were issued as support for a similar amount of variable rate tax-exempt bonds issued on our behalf. The terms of the variable rate tax-exempt bonds require resetting of the interest rate on a weekly basis and allow holders to put the bonds at par value to the issuer with seven days notice. Our credit agreements, as well as those of Wisconsin Energy, provide liquidity support of our obligations with respect to variable rate tax-exempt bonds and commercial paper.

As of September 30, 2004, we have approximately $350 million of available unused lines of bank back-up credit facilities on a consolidated basis. On September 30, 2004, we had approximately $280 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility and letter agreement needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at September 30, 2004:

Total Facility	Drawn	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$250.0	$ -	$250.0	June-2007	3 year
$100.0	$ -	$100.0	Nov-2004	11 month

In August 2004, we amended our $100 million bank letter agreement to extend its maturity date to November 1, 2004 and the term from 9 months to 11 months. In November 2004, we entered into a new $125 million, 3 year bank back-up credit facility with an expiration date of November 2007 to replace the $100 million letter agreement expiring on November 1, 2004. This facility may be extended for an additional 364 days, subject to lender agreement.

The following table shows our consolidated capitalization structure at September 30, 2004 and at December 31, 2003:

Capitalization Structure	September 30, 2004		December 31, 2003

	(Millions of Dollars)

Common Equity	$2,177.5	55.2%	$2,131.9	52.3%
Preferred Stock	30.4	0.8%	30.4	0.7%
Long-Term Debt (including
current maturities)	1,460.5	36.9%	1,599.5	39.2%
Short-Term Debt	279.7	7.1%	315.9	7.8%

Total	$3,948.1	100.0%	$4,077.7	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of September 30, 2004.

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

Capital Requirements

Capital requirements during the remainder of 2004 are expected to be principally for capital expenditures and nuclear fuel. Our 2004 annual consolidated capital expenditure budget, excluding the purchase of nuclear fuel, is approximately $406 million.

Pension Investments:   During September 2004, we contributed $12.7 million, the maximum deductible amount, to our qualified pension plan for the 2003 plan year. We anticipate that we may make an additional discretionary contribution for the 2004 plan year to the qualified pension plan of approximately $39.0 million in the fourth quarter of 2004, depending upon market conditions and other factors.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. As of September 30, 2004, our estimated maximum exposure under these agreements has not changed significantly compared to December 31, 2003. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. See Note 7 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report for more information.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments as of September 30, 2004 decreased compared with December 31, 2003 due in part to the retirement of our $140 million 7-1/4% First Mortgage Bonds at their scheduled maturity in August 2004. These obligations were also reduced by periodic payments which were greater than new commitments made in the ordinary course of business during the nine months ended September 30, 2004.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At September 30, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $108.8 million.

Construction Risk:   In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) for We Power to commence construction of the Port Washington Generating Station consisting of two 545 megawatt natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant. In addition, in November 2003, the PSCW issued a written order granting a CPCN for We Power to commence construction of two 615 megawatt super critical pulverized coal generating units (Elm Road units) on the site of our existing Oak Creek Power Plant. We will lease and operate these facilities under long-term contracts with We Power. Large construction projects of this type are subject to usual construction risks which might adversely affect project costs and completion time, including shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, and governmental actions and events in the global economy. Despite good project management, we will have limited or no control over these types of risks. If final costs for the construction of the Port Washington Generating Station or the Elm Road units exceed the fixed costs allowed in the PSCW order, We Power cannot recover this excess from us or our customers unless specifically allowed by the PSCW.

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

Other Utility Rate and Regulatory Matters

Fuel Cost Adjustment Procedure: In June 2004, we filed a request with the PSCW to increase Wisconsin retail electric rates by $36.1 million annually to recover forecasted increases in fuel and purchased power costs. The increase in anticipated costs was driven primarily by: (1) contractual escalation of coal costs, replacement costs for coal which cannot be shipped as a result of rail transportation failures and an increase in coal-fired generation; (2) increased gas-fired generation and purchased power costs primarily from gas-fired generation; and (3) increased purchases and costs of firm capacity and associated transmission necessary to meet customer needs. We received an interim order from the PSCW authorizing an increase of $36.1 million in electric rates in July 2004. The surcharge authorized under the interim order was subject to refund based upon PSCW full review, hearing and final determination.

In September 2004, we notified the PSCW that we were withdrawing our request for the fuel increase granted in July 2004. The withdrawal of the request was due to significantly lower than expected fuel and purchased power costs brought on by the very cool summer weather which significantly reduced the need to draw upon higher cost peaking units and purchased power. Our revenues exclude amounts collected under this interim order, which we plan to refund including interest. The PSCW approved the fuel surcharge refund in October 2004. The amount to be refunded including interest is approximately $5.0 million.

Request for Deferral of Uncollectible Accounts Receivable:   Due to a combination of unusually high natural gas prices, a soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we have seen a significant increase in residential uncollectible accounts receivable. Because of this, we sent a letter to the PSCW in May 2004 requesting authority to defer for future rate recovery all residential bad debt expenses incurred during 2004 in excess of amounts included in current utility rates. In June 2004, we received authorization for the deferral from the PSCW. We estimate that we will defer approximately $8.0 million during all of 2004. We have deferred $7.4 million to date.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. Subject to market conditions and a favorable review by taxing authorities, we anticipate proceeding with the issuance of these securities during 2005.

Michigan Rate Matters:   In mid-November 2000, we filed an application with the Michigan Public Service Commission (MPSC) requesting an electric retail rate increase of $3.7 million or 9.4% on an annualized basis. Hearings on this rate relief request were completed in June of 2001. In December of 2001, the MPSC issued an order reopening the case on a limited basis to incorporate the rate effects of the transfer of our electric transmission assets to American Transmission Company (ATC). Hearings were completed in April 2002. In September 2002, the MPSC issued its order authorizing an annual electric retail rate increase of $3.2 million effective immediately. On February 20, 2003, International Paper Corporation filed a claim of appeal from the MPSC's final order. The Michigan Court of Appeals has upheld the MPSC order in all areas. The statutory time period for International Paper Corporation to appeal the case to the Michigan Supreme Court has expired.

Power the Future

Under Wisconsin Energy's Power the Future strategy, we expect to meet a significant portion of our future generation needs through long-term leases of the Port Washington and Elm Road power plants being built by We Power.

Port Washington:   We Power began construction of Unit 1 of the Port Washington Generating Station in July 2003 and expects the unit to be operational early in the third quarter of 2005. We Power began construction of Unit 2 in May 2004 and expects this unit to be operational by the end of the second quarter of 2008. As part of Wisconsin Energy's Power the Future strategy, we retired the remaining Port Washington, Wisconsin coal-fired generating units in September 2004 after nearly seventy years in service.

In March 2003, an individual who participated in the PSCW's Port Washington CPCN proceedings filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW's December 2002 Order granting the CPCN (Port Order). In January 2004, the Dane County Circuit Court issued a decision (January 2004 Order) vacating the Port Order and remanding the matter to the PSCW to develop additional environmental analysis to justify its decision to perform only an Environmental Assessment, rather than a more comprehensive Environmental Impact Statement. The PSCW addressed the Court's decision by analyzing the environmental impact of the Port Washington project on its own merits, rather than comparing it to coal-fired generation. In March 2004, the PSCW approved a Revised Environmental Assessment and affirmed the CPCN it originally issued in December 2002 authorizing construction of the Port Washington Generating Station. In April, the same individual filed various motions, including a motion for contempt sanctions, in the same Dane County Circuit Court branch against the PSCW and Wisconsin Energy on the grounds that the PSCW and Wisconsin Energy were in violation of the January 2004 Order. In response, the judge dismissed the case in April 2004, ruling that there was no basis for granting the motion for sanctions and that her court has no continuing jurisdiction in the case.

In April 2004, the same individual filed a petition for review with another Dane County Circuit Court branch requesting the Court to reverse the PSCW's revised decision issued in March 2004. In October 2004, the Court signed an order dismissing this appeal at the request of the petitioner.

Elm Road:   In November 2003, the PSCW issued an order (Elm Road Order) granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Elm Road units to be located on the site of our existing Oak Creek Power Plant. Wisconsin Energy expects that it will have co-owners for approximately 17% of the project. In December 2003, we submitted to the PSCW for approval lease generation contracts between We Power and us for the Elm Road units. The PSCW approved the leases in October 2004. The lease generation contracts were executed in November 2004. We continue to work with the PSCW, the Wisconsin Department of Natural Resources (WDNR) and the other agencies to obtain all required permits and project approvals.

Four appeals challenging the PSCW's Elm Road Order have been filed. Also, two cases were filed in January 2004 in Dane County Circuit Court against the WDNR contending that the WDNR did not comply with state laws when it participated with the PSCW in preparing the Environmental Impact Statement for the Elm Road units. All six of these cases have been consolidated in Dane County Circuit Court. In September 2004, at the request of the Town of Caledonia, the Town's appeal was dismissed. We have filed our initial brief in these cases requesting that the PSCW and WDNR decision be upheld and the petitions be dismissed. Reply briefs have been filed and oral arguments were conducted by the judge in October 2004 on the five remaining consolidated appeals. Based on the judge's comments during the hearing, we anticipate a decision before the end of the year.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Elm Road units. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and post hearing briefings concluded in September 2004. It is anticipated that an order will be issued in the fourth quarter of 2004.

We have applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit at this location that is required for operation of the water intake and discharge system for the planned Elm Road and existing Oak Creek generating units. Additionally, we have applied to the Army Corps of Engineers for the federal permits necessary for the construction of the Elm Road units. We continue to work with these agencies on the issues involved. We anticipate decisions on these permits in early 2005. Decisions favorable to the project may be contested by project opponents.

In January 2004, the WDNR issued the air pollution control construction permit to us for the Elm Road units. In February 2004, certain project opponents filed a petition for judicial review in the Dane County Circuit Court. At the same time, the project opponents submitted a request for a contested case hearing with the WDNR which was granted. Petitioners subsequently agreed to dismiss their petition for judicial review. The contested case hearing was held in October 2004. Briefs will be submitted by the end of 2004, and a decision is expected in early 2005.

In July 2004, Wisconsin Energy entered into an environmental and economic agreement on our behalf with the Town of Caledonia (the community immediately adjacent to the Oak Creek plant site), covering our plans for expansion of the Oak Creek plant site and the associated increase in train and vehicular traffic that would result in the community. The agreement was approved by the Town Board in July 2004. The initial discussions were held at the suggestion of the PSCW in its decision approving the Elm Road Order. Under the agreement, we will take certain actions to mitigate the impact on the Town of construction of the Elm Road units, as well as pay the Town to mitigate certain community health and safety impacts. The Town will cooperate with us in the issuance of necessary local permits and dismiss its judicial appeal of the PSCW permits issued. The Town's appeal was dismissed at the Town's request in September 2004. Portions of the agreement concerning the impact payments are subject to review and approval by the PSCW. Our direct obligations under the agreement are not expected to have a material impact on our financial condition or results of operations.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission

Midwest ISO:   In connection with its status as a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO), the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) is in the process of implementing a bid-based energy market which is currently proposed to commence on or about March 1, 2005. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the locational marginal pricing (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. As proposed to the FERC and preliminarily approved, the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTR), which will be initially allocated by the Midwest ISO, and will be available through an auction-based system run by the Midwest ISO. Currently there are several different estimates, both positive and negative, of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan's utilities (also known as WUMS utilities).

The issues surrounding implementation of the energy market by Midwest ISO, including the implementation date, are being addressed in a contested proceeding before the FERC in which we are participating. Parties to this FERC proceeding, including Wisconsin Electric and other WUMS utilities, have raised concerns about the impact of the Midwest ISO plan and have questioned the financial impact estimated by Midwest ISO. FERC can accept, reject or modify the Midwest ISO proposal. In August 2004, the FERC accepted the Midwest ISO Energy Markets Tariff, subject to further development on certain issues and subsequent compliance filings by Midwest ISO. Included in the order were mitigation features to minimize the impacts of the start of the market, and an FTR mitigation plan for entities in highly congested areas such as WUMS. The August 2004 Order is subject to numerous requests for rehearing which may result in further modifications to the Tariff. It is unknown at this time how and in what quantity FTRs will be initially allocated by the Midwest ISO and what, if any, financial impact the LMP congestion pricing system might have on us. The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO's transmission customers, including Wisconsin Electric.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO; however, proceedings are ongoing at the FERC that could result in a modified rate design that will be applicable not only in the Midwest ISO service territory but will also encompass the service territory of PJM Interconnection, L.L.C. (PJM) prior to the end of the six-year phase-in period.

In October 2004, two separate rate design proposals were filed with the FERC by two separate groups made up of Midwest ISO Transmission Owners and PJM Transmission Owners. The proposals are now available for comment by the parties participating in the proceedings. The proposals to the FERC may result in a new, yet-to-be-determined rate design as early as December 1, 2004. It is unknown at this point what rate design will be developed and whether it will replace the Midwest ISO's current license plate rate design. We are currently unable to determine the impact that any potential rate design will have on us.

Congestion Charges on Other Systems:   Effective May 1, 2004, Commonwealth Edison, a non-affiliated Illinois utility that provided transmission service to us, transferred control of its transmission facilities to PJM, at which time PJM's LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison's facilities. PJM allocated FTRs to hedge against transmission congestion for the month of May 2004 and for the year commencing June 1, 2004. Initially, we did not receive FTRs for all of our firm transmission, but upon subsequent orders issued by FERC, we received a full allocation of FTRs. Since May 1, 2004, we have experienced very minimal congestion costs related to the FTRs we hold in PJM.

Effective October 1, 2004, American Electric Power Co. and Dayton Power & Light Co. were fully integrated into the PJM control area. While the integration did not impact the quantity of FTRs that we own, PJM did make changes to many of its existing LMP pricing points and added new LMP pricing points. Our FTRs have source or sink points that include some of the new or changed LMP pricing points. Because these changes are new, it is unclear what impact exposure to congestion charges may have on us. We expect that congestion costs would be included under the definition of fuel for the Wisconsin Fuel Cost Adjustment Procedure.

CAUTIONARY FACTORS

We regularly include forward-looking statements in documents such as this report and in other public documents or oral presentations. Such statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in our written documents or oral presentations, the terms "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar expressions identify our forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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
  Regulatory factors such as: unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission's regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the regulations of the United States Environmental Protection Agency's as well as the Wisconsin or Michigan Departments of Natural Resources, including but not limited to, regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid-based energy market; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.
  Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval of the merger of Wisconsin Energy Corporation and WICOR, Inc. in 2000.
  The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.
  Factors which impede execution of Wisconsin Energy's Power the Future strategy, including receipt of necessary state and federal regulatory approvals, local opposition to siting of new generating facilities, obtaining the investment capital from outside sources necessary to implement the strategy, and risk associated with construction of the Power the Future facilities on time and within budget.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Electric's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Electric's 2003 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2003 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2004.

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

Stray Voltage: In recent years, several actions by dairy farmers have been commenced or claims made against us for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of our electrical system. On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that our distribution system caused damages to his livestock. We have filed an appeal related to this decision.

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning rate matters in the jurisdictions where we do business.

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources in Part I of this report for information concerning recent PSCW and other actions related to Wisconsin Energy's Power the Future strategy.

ITEM 6. EXHIBITS

Exhibit No.

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

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 12, 2004	Stephen P. Dickson Controller, Chief Accounting Officer and duly authorized officer