Form 10-K
period 2004-12-31
WISCONSIN ELECTRIC POWER CO
filed 2005-03-11
CIK 107815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number	Registrant; State of Incorporation Address; and Telephone Number	IRS Employer Identification No.

01-01245	WISCONSIN ELECTRIC POWER COMPANY	39-0476280
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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

The aggregate market value of the common equity of Wisconsin Electric Power Company held by non-affiliates as of June 30, 2004 was zero. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (January 31, 2005):

Common Stock, $10 Par Value, 33,289,327 shares outstanding.

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company’s definitive information statement for its Annual Meeting of Stockholders, to be held on April 29, 2005, are incorporated by reference into Part III hereof.

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2004

3	Wisconsin Electric Power Company

2004 Form 10-K

PART I

ITEM 1.    BUSINESS

INTRODUCTION

Wisconsin Electric Power Company, a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), was incorporated in the state of Wisconsin in 1896. Unless qualified by their context when used in this document, the terms Wisconsin Electric, the Company, our, us or we refer to Wisconsin Electric Power Company and its subsidiary. We are an electric, gas and steam utility which serves approximately 1,081,400 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 437,800 gas customers in Wisconsin and approximately 460 steam customers in metro Milwaukee, Wisconsin. We maintain our principal executive offices in Milwaukee, Wisconsin.

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. For further financial information about our business segments, see “Results of Operations” in Item 7 and “Note N–Segment Reporting” in the Notes to Consolidated Financial Statements in Item 8.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility which serves customers throughout Wisconsin, and Edison Sault Electric Company (Edison Sault), an electric utility which serves customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of “We Energies.”

Power the Future Strategy: In late February 2001, Wisconsin Energy filed a petition with the Public Service Commission of Wisconsin (PSCW) starting the regulatory review process for a 10-year strategy, originally proposed in September 2000, to improve the supply and reliability of electricity in Wisconsin. As part of Wisconsin Energy’s Power the Future strategy, Wisconsin Energy is (1) investing in new natural gas-fired and coal-fired generating capacity; (2) upgrading our existing electric generating facilities and (3) investing in upgrades of our existing energy distribution system. The new generating capacity will be built by an affiliated company, W.E. Power LLC (We Power), and leased to us through long-term leases. Implementation of the Power the Future strategy is subject to a number of state and federal regulatory approvals and judicial review. Additional information concerning Power the Future may be found below in “Environmental Compliance,” as well as in Item 7.

Other: Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate.

Cautionary Factors: Certain statements contained herein are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management’s expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading “Cautionary Factors” in Item 7 of this report, as well as other matters described under the heading “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 of this report, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

We are the largest electric utility in the state of Wisconsin. We generate, distribute and sell electric energy in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

4	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Electric Sales

See “Selected Operating Data” in Item 6 for certain electric utility operating information by customer class during the period 2000 through 2004.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities, and in certain territories in the state of Michigan pursuant to franchises granted by municipalities. We also sell wholesale electric power.

Our electric energy sales to all classes of customers totaled approximately 31.2 million megawatt hours (mwh) during 2004, a 1.5% increase from 2003. Approximately 0.4 million of megawatt-hour sales during 2004 were to Edison Sault. We had approximately 1,081,400 electric customers at December 31, 2004, an increase of 1.3% since December 31, 2003.

Electric Sales Growth: Assuming moderate growth in the economy of our electric utility service territories and normal weather, we presently anticipate total retail and municipal electric kilowatt-hour sales to grow at an annual rate of 1.6% to 2.0% over the next five years. We also anticipate that our annual electric demand will grow at a rate of 2.0% to 3.0% over the next five years.

Sales to Large Electric Retail Customers: We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. We currently have special negotiated power-sales contracts with these mines that expire in December 2007. The combined electric energy sales to the two mines accounted for 7.5% and 7.2% of our total electric utility energy sales during 2004 and 2003, respectively.

Sales to Wholesale Customers: During 2004, we sold wholesale electric energy to three municipally owned systems, two rural cooperatives and one municipal joint action agency located in the states of Wisconsin, Michigan and Illinois. We also made wholesale electric energy sales to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission (FERC). Wholesale sales accounted for approximately 9.7% of our total electric energy sales and 4.1% of total electric operating revenues during 2004 compared with 9.5% of total electric energy sales and 4.0% of total electric operating revenues during 2003.

Electric System Reliability Matters: Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. As a summer peaking utility, we reached our 2004 electric peak demand obligation of 5,722 megawatts on July 20, 2004 and our all-time electric peak demand obligation of 6,376 megawatts on August 21, 2003. The summer period is the most relevant period for capacity planning purposes for us due to cooling load.

We are a member of the MAIN reliability council. MAIN guidelines direct members to have a minimum 14.12% planning reserve margin in place prior to the upcoming peak season. PSCW guidelines for electric utilities in Wisconsin advise a minimum 18% planning reserve margin. The Michigan Public Service Commission (MPSC) has not provided guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2004 and expect to have adequate capacity to meet all of our firm obligations during 2005. For additional information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7. For additional information regarding our generation facilities, see Item 2.

Competition

Prior to 2003, the nation’s electric utility industry had been following a trend towards restructuring and increased competition. However, given electric reliability problems experienced in the eastern United States during the summer of 2003 and in the state of California in 2001 and 2002, which had previously restructured its electric

5	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

industry framework, and given the current status of restructuring initiatives in regulatory jurisdictions where we primarily do business, we do not expect to be affected by a significant change in electric regulation in the next five years. The PSCW has been and remains focused on electric reliability infrastructure issues for the state of Wisconsin. The state of Michigan implemented electric retail access in 2002 and the FERC continues to strongly support large Regional Transmission Organizations (RTO) such as the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). For additional information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Electric Supply

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2004 as well as an estimate for 2005:

	Estimate 2005	Actual
		2004	2003	2002
Coal	54.1%	62.5%	59.4%	59.2%
Nuclear	22.0%	24.4%	25.0%	25.0%
Hydroelectric	1.2%	1.1%	1.1%	1.4%
Natural gas (a)	2.2%	0.2%	0.6%	0.8%
Oil and Other	–%	–%	0.1%	0.1%

Net Generation	79.5%	88.2%	86.2%	86.5%
Purchased Power	20.5%	11.8%	13.8%	13.5%

Total	100.0%	100.0%	100.0%	100.0%

(a)	Estimate includes the operation of the first natural gas-fired unit at Port Washington Generating Station scheduled to go into service early in the third quarter of 2005.

We have not built a base load generating plant since the mid-1980’s. Over the past few years, we have seen an increase in natural gas as a fuel source to meet increased customer demand for electricity. Wisconsin Energy’s Power the Future plan includes the addition of 2,320 megawatts of generating capacity over the next seven years. We Power is currently building two 545-megawatt natural gas units at an existing site in Port Washington, Wisconsin. The first natural gas unit is expected to be operational early in the third quarter of 2005. The second natural gas unit is expected to be operational by the end of the second quarter of 2008. We Power has also received approval from the PSCW to build two 615-megawatt coal units at an existing site in Oak Creek, Wisconsin. The approval to build these coal units has been challenged, and this matter is scheduled to be heard by the Supreme Court of Wisconsin in March 2005. See Item 7, “Factors Affecting Results, Liquidity and Capital Resources–Power the Future” for further discussions on the legal and regulatory challenges associated with the proposed coal plants.

We believe that Wisconsin Energy’s Power the Future plan will allow us to manage the mix of fuels used to generate electricity for our customers. We believe that it is in the best interests of our customers to provide a diverse fuel mix that is expected to maintain a stable, reliable and affordable energy supply in our service territory.

Our net generation totaled 29.0 million megawatt hours during 2004 compared with 27.8 million megawatt hours during 2003 and 27.6 million megawatt hours during 2002. When compared with the past three years, net generation as a percent of our total electric energy supply is expected to decrease during 2005 in large part due to the Port Washington unit retirements associated with construction of two natural gas-fired generation facilities at the same site, one of which is expected to become operational in 2005, and two nuclear generating facility outages scheduled for 2005. Purchased power is expected to be the primary source of additional electric energy supply required to meet load growth in the next year.

6	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Our average fuel and purchased power costs per megawatt hour by fuel type for the years ended December 31 are shown below.

	2004	2003	2002
Coal	$14.18	$12.94	$12.09
Nuclear	$4.68	$4.79	$5.04
Natural Gas-Peaking Units	$95.16	$93.42	$60.56
Purchased Power	$36.75	$38.66	$32.78

We use natural gas to fuel our peaking units that are designed to run for short durations. The Port Washington natural gas-fired units being constructed by We Power as part of Power the Future are combined cycle facilities that are designed to run for longer durations and at a lower operating cost as compared to a peaking unit.

Coal costs in 2004 were adversely affected by the failure of one of our transportation suppliers to deliver coal under a long-term contract, forcing us to obtain replacement coal at substantially higher prices. We are currently evaluating various remedies available for this delivery failure under the transportation contract.

The fuel costs for coal and nuclear generation are relatively stable as the fuel costs are under long-term contracts. However, many existing coal and rail contracts expire at the end of 2005. Based on current market conditions, we expect coal and transportation costs to increase more significantly than our most recent historical trend beginning in 2006.

The costs for natural gas and purchased power, which is primarily natural gas-fired, are more volatile and have experienced significant increases since 2002. Beginning in late 2003 and concurrent with the approval of the PSCW, we established hedging programs to mitigate significant price fluctuations due to gas prices. This hedging program is generally implemented on an 18 month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the 2004 average costs of Natural Gas and Purchased Power shown above.

Our installed capacity by fuel type for the years ended December 31 is shown below.

	Dependable Capability in Megawatts (a)
	2004	2003	2002
Coal	3,334	3,560	3,636
Nuclear	1,036	1,036	1,022
Natural Gas/Oil (b)	1,163	1,157	1,183
Hydro	57	57	57

Total	5,590	5,810	5,898

(a)	Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)	The dual fuel facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

Coal-Fired Generation

Coal Supply: We diversify the coal supply for our power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2005, 97.6% of our projected coal requirements of 10.5 million tons will be under contracts which are not tied to 2005 market pricing fluctuations. We do not anticipate any problem in procuring our remaining 2005 coal requirements through short-term or spot purchases. Our coal-fired generation consists of six operating plants with a dependable capability of approximately 3,334 megawatts.

7	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Following is a summary of the annual tonnage amounts for our principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage
Dec. 2005	4,200,000
Dec. 2006	6,200,000
Dec. 2008	1,200,000

As of the beginning of 2005, we had approximately a 77-day supply of coal in inventory at our coal-fired facilities.

Coal Deliveries: Approximately 75% of our 2005 coal requirements are expected to be delivered by unit trains owned or leased by us. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines. Coal from Pennsylvania and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Milwaukee County Power Plants. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachia and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters: For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see “Environmental Compliance.”

Nuclear Generation

Point Beach Nuclear Plant: We own two 518-megawatt electric generating units at Point Beach Nuclear Plant (Point Beach) in Two Rivers, Wisconsin. The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. We and the Nuclear Management Company, LLC (NMC) filed an application with the NRC in February 2004 to renew the operating licenses for both of our nuclear reactors for an additional 20 years. Based upon the NRC’s published schedule, we expect the NRC to make a decision on the license extension application by January 2006. For additional information concerning Point Beach, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 and “Note F–Nuclear Operations” in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Management Company: NMC, owned by our affiliate WEC Nuclear Corporation and the affiliates of four other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC operates eight nuclear generating units at six sites in the states of Wisconsin, Minnesota, Michigan, and Iowa with a total combined generating capacity of approximately 4,600 megawatts as of December 31, 2004. We continue to own Point Beach and retain exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Nuclear Fuel Supply: We purchase uranium concentrates (Yellowcake) and contract for its conversion, enrichment and fabrication. There have been numerous events in the nuclear fuel supply market that have affected the price of uranium concentrates, conversion service and enrichment services. The price of the fuel commodities has risen steadily since the fourth quarter of 2003, and we anticipate that the price will continue to rise due to current demand exceeding current supply. NMC is continually monitoring the nuclear fuel commodities market to assess current and future commodity pricing and adjusting purchasing strategies to address changes in the market conditions. We maintain title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach; it is then sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see “Note G–Long-Term Debt” in the Notes to Consolidated Financial Statements in Item 8.

Uranium Requirements: We require approximately 400,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Point Beach has staggered fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract,

8	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

which supplies 100% of the annual requirements through 2007, with an option to extend the current contract through 2009.

Conversion: We have a long-term contract through NMC with a provider of uranium conversion services to supply 100% of the conversion requirements for the Point Beach reactors through 2005. We have the option to utilize an NMC fleet contract for conversion services to meet approximately 56% of our conversion requirements through 2006. We are currently pursuing additional contracts for conversion services for Point Beach to meet the remaining 2006 requirements and additional contracts for supply beyond 2006.

Enrichment: We effectively have one long-term contract and another contract through NMC that provide for 100% of the required enrichment services for the Point Beach reactors through the year 2006 and approximately 38% of the enrichment services requirements through 2009.

Fabrication: Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Company, LLC for the balance of the plant’s current operating licenses.

Used Nuclear Fuel Storage & Disposal: For information concerning used fuel storage and disposal issues, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Nuclear Decommissioning: We provide for costs associated with the eventual decommissioning of Point Beach through the use of an external trust fund. Payments to this fund, together with investment results, brought the balance in the fund at December 31, 2004 to approximately $737.8 million. For additional information regarding decommissioning, see “Note F–Nuclear Operations” in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Plant Insurance: For information regarding nuclear plant insurance, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 and “Note F–Nuclear Operations” in the Notes to Consolidated Financial Statements in Item 8.

Hydroelectric Generation

Our hydroelectric generating system consists of thirteen operating plants with a total installed capacity of approximately 89 megawatts and a dependable capability of approximately 57 megawatts. Of these thirteen plants, twelve are licensed by the FERC. The thirteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Of the twelve licensed plants, eleven plants, representing a total of 85 megawatts of installed capacity, have long-term licenses from the FERC. A fourteenth non-operating plant, the Sturgeon project, was not relicensed and is in the process of being removed. Staged removal of the Sturgeon project has commenced and is scheduled to be completed by 2006.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of four owned operating plants with a dependable capability of approximately 888 megawatts, and four operating plants under contract with a dependable capability of approximately 1,098 megawatts. In addition, early in the third quarter of 2005, we expect to add 545 megawatts of natural gas-fired generation under long-term lease with the first of two units at the Port Washington plant under Wisconsin Energy’s Power the Future plan. The second 545-megawatt unit at Port Washington is estimated to come on line in 2008.

With the exception of one plant under contract, which purchases its own natural gas and transportation services, we purchase natural gas for these plants on the spot market from gas marketers and producers and we arrange for transportation of the natural gas to our plants and plants under contract. We have interruptible balancing and storage agreements that are intended to facilitate the variable usage pattern of the plants.

The PSCW has approved a program that allows us to hedge up to 75% of our estimated gas purchases for electric generation. This program is intended to minimize the volatility of natural gas prices to our customers. The costs of this program are included in our fuel and purchased power costs.

9	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants units 1-4. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-fired turbines discussed above. Our oil-fired generation has a dependable capability of approximately 275 megawatts. The natural gas facilities burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Fuel oil requirements are purchased under partnering agreements with suppliers that assist us with inventory tracking and oil market price trends.

Purchase Power Commitments

We enter into short and long-term purchase power commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our purchase power commitments with unaffiliated companies over the next five years:

Year	Megawatts Under Purchase Power Commitments
2005	1,263
2006	1,161
2007	1,111
2008	651
2009	535

The majority of these purchase power commitments are tolling arrangements whereby we are responsible for the procurement, delivery and cost of natural gas fuel related to specific units identified in the contracts. The energy costs for the balance of the commitments are tied to the costs of natural gas.

Electric Transmission and Energy Markets

American Transmission Company: Effective January 1, 2001, we transferred all of our electric utility transmission assets to American Transmission Company LLC (ATC) in exchange for an ownership interest in this new company. Joining ATC was consistent with the FERC’s Order No. 2000, designed to foster competition, efficiency and reliability in the electric industry.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. At December 31, 2004, we owned approximately 33.2% of ATC.

ATC’s sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. ATC is expected to provide comparable service to all customers, including us, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC’s transmission system was transferred to the Midwest ISO. We are a non-transmission owning member and customer of the Midwest ISO.

We have contracted to provide, at cost, services required by ATC and which ATC is not able to provide itself at this time. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center, accounting and miscellaneous services. The annual cost of the services that we provided was approximately
$20.7 million, $30.9 million, and $51.5 million during 2004, 2003, and 2002, respectively, and is expected to continue to decline in future years as ATC provides more of these services itself.

Midwest ISO: In connection with its status as a FERC approved RTO, the Midwest ISO is in the process of developing and implementing a bid-based energy market. In March 2004, Midwest ISO filed a proposed Energy

10	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Markets Tariff that was approved by the FERC, subject to modification, in August 2004 and which will govern the operation of the market. The scheduled implementation date for the bid-based energy market is April 1, 2005.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This “license plate” rate design is scheduled to be replaced after a six-year phase-in of rates in Midwest ISO; but it also was the subject of a proceeding in which a new rate design governing service in the combined Midwest ISO and PJM Interconnection, L.L.C (PJM) service territories was to be developed. In November 2004, FERC issued an order allowing the existing Midwest ISO license plate rate design to continue until at least February 1, 2008.

Lost Revenue Charges: The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC’s requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

For further information, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Renewable Electric Energy

Wisconsin Energy’s Power the Future plan includes a commitment to significantly increase the amount of renewable energy generation we utilize beyond that required by Wisconsin law. Our target is to provide 5% of our retail electric sales in Wisconsin from renewable energy resources by the year 2011. In addition, we have an “Energy For Tomorrow®” renewable energy program to provide our customers the opportunity to purchase energy from renewable resources.

Wisconsin’s public benefits legislation requires that for 2005, retail energy providers supply 1.2% of a three year average of their Wisconsin retail electric sales from renewable energy. The required minimum percentage increases to 2.2% by the year 2011. For more information about public benefits see “Regulation” below.

GAS UTILITY OPERATIONS

We are authorized to provide retail gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity, or boundary agreements with other utilities. We also transport customer-owned gas. Our gas utility operates in three distinct service areas: west and south of the City of Milwaukee, the Appleton area and areas within Iron and Vilas Counties, Wisconsin.

Gas Deliveries

Our gas utility business is highly seasonal due to the heating requirements of residential and commercial customers. Annual gas sales are also impacted by the variability of winter temperatures.

See “Selected Operating Data” in Item 6 for selected gas utility operating information by customer class during the period 2000 through 2004.

We delivered approximately 835.1 million therms of gas during 2004, including customer-owned transported gas, a 6.0% decrease compared with 2003. At December 31, 2004, we were transporting gas for 368 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 34% of the total volumes that we delivered during 2004, 35% during 2003 and 38% during 2002. We had approximately 437,800 gas customers at December 31, 2004, an increase of approximately 2.1% since December 31, 2003.

Our maximum daily send-out during 2004 was 682,933 dekatherms on January 29, 2004.

11	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Sales to Large Gas Customers: We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for our electric energy supply represents our largest transportation customer.

Gas Deliveries Growth: We currently forecast total therm deliveries of natural gas to grow at an annual rate of approximately 1.0% over the next five-years. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our gas utility service territories and normal weather.

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

Our future ability to maintain our present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on our success and the success of third-party gas marketers in obtaining long-term and short-term supplies of natural gas at competitive prices compared to other sources and in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers despite periods of severe cold and unseasonably warm weather.

Pipeline Capacity and Storage: Wisconsin Energy has a one-third ownership interest in Guardian pipeline, which receives its gas supply at the Joliet, Illinois market hub. The other interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. We have contracted for long-term firm capacity from each of these areas. This strategy reflects our belief that overall supply security is enhanced by geographic diversification of the supply portfolios and that Canada represents an important long-term source of reliable, competitively-priced gas.

Because of the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs.

We also maintain high deliverability storage in the Southeast production areas, as well as in our market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply: We currently have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired at the Joliet, Illinois market hub and in the three producing areas discussed above. The pricing of the term

12	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

contracts is based upon first of the month indices. Combined with our storage capability, we believe that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions: Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like our gas operations, must contract for capacity and supply sufficient to meet the firm peak day demand of our customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by us, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to our gas cost incentive mechanism pursuant to which we have an opportunity to share in the cost savings. See “Factors Affecting Results, Liquidity and Capital Resources–Rates and Regulatory Matters” in Item 7 for information on the gas cost recovery mechanism. During 2004, we continued our active participation in the capacity release market.

Spot Market Gas Supply: We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices: We have PSCW approval to hedge (i) up to 50% of planned flowing gas supply using NYMEX-based natural gas options, (ii) up to 10% of planned flowing gas supply using NYMEX based natural gas future contracts, and (iii) up to 33% of planned storage withdrawals using NYMEX based natural gas options. Those approvals allow us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our gas cost recovery (incentive) mechanism.

Guardian Pipeline: Wisconsin Energy has a one-third interest in a joint venture, Guardian Pipeline, L.L.C. (Guardian). Two unaffiliated companies also have one-third interests. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian pipeline began commercial operation in early December 2002. Currently, Guardian has firm precedent agreements to transport 87% of its 750,000 dekatherms per day pipeline design capacity.

Neither Wisconsin Electric nor Wisconsin Gas has an ownership interest in Guardian. However, Wisconsin Gas has committed to purchase 650,000 dekatherms (approximately 87% of the pipeline’s total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012. In December of each year, Wisconsin Gas assigns its excess capacity for our use.

STEAM UTILITY OPERATIONS

Our steam utility generates, distributes and sells steam supplied by our Valley and Milwaukee County Power Plants. We operate a district steam system in downtown Milwaukee and the near south side of Milwaukee. Steam is supplied to this system from our Valley Power Plant, a coal-fired cogeneration facility. We also operate the steam production and distribution facilities of the Milwaukee County Power Plant located on the Milwaukee County Grounds in Wauwatosa, Wisconsin.

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2004, the steam utility had $22.0 million of operating revenues from the sale of 2,869 million pounds of steam compared with $22.5 million of operating revenues from the sale of 3,073 million pounds of steam during 2003. As of December 31, 2004 and 2003, steam was used by approximately 460 customers for processing, space heating, domestic hot water and humidification.

13	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

UTILITY RATE MATTERS

See “Factors Affecting Results, Liquidity and Capital Resources–Rates and Regulatory Matters” in Item 7.

REGULATION

We are an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended, and Rule 2 hereunder and, accordingly, are exempt from that law’s provisions other than with respect to certain acquisitions of securities of a public utility. For information on how rates are set, see “Factors Affecting Results, Liquidity and Capital Resources–Rates and Regulatory Matters” in Item 7.

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

The following table compares the source of our operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2004.

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Wisconsin
Electric Utility–Retail	$1,830.6	70.0%	$1,762.8	69.9%	$1,687.5	73.5%
Gas Utility–Retail	523.8	20.0%	513.0	20.3%	389.8	17.0%
Other Utility–Retail	22.0	0.8%	22.4	0.9%	21.5	0.9%

Total	2,376.4	90.8%	2,298.2	91.1%	2,098.8	91.4%
Michigan
Electric Utility–Retail	134.4	5.1%	123.9	4.9%	110.7	4.8%
FERC
Electric Utility–Wholesale	105.8	4.1%	99.8	4.0%	86.4	3.8%

Total Utility Operating Revenues	$2,616.6	100.0%	$2,521.9	100.0%	$2,295.9	100.0%

For information concerning the implementation of full electric retail competition in the state of Michigan effective January 1, 2002, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

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

Public Benefits: Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of Administration (DOA). The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to transfer the funds for these

14	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

programs to the DOA. We implemented this change in October 2000. The utilities’ traditional role of providing these programs has shifted to the DOA, which administers the funds for a statewide public benefits program. As part of its order authorizing the construction of We Power’s two coal units under Wisconsin Energy’s Power the Future strategy, the PSCW required us to implement an energy efficiency program for the years 2005-2008 in addition to the DOA-administered programs.

This law also requires that for 2005, retail energy providers supply 1.2% of a three-year average of their Wisconsin retail electric sales from renewable energy. The required minimum percentage increases to 2.2% by the year 2011.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in “Liquidity and Capital Resources” in Item 7. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see “Factors Affecting Results, Liquidity and Capital Resources” in Item 7.

Our compliance with federal, state and local environmental protection requirements resulted in capital expenditures of approximately $78 million in 2004 compared with $15 million in 2003. Expenditures incurred during 2004 primarily included costs associated with the installation of pollution abatement facilities at our power plants. These expenditures are expected to approximate $147 million during 2005, reflecting nitrogen oxide (NOx), sulfur dioxide (SO2) and other pollution control equipment needed to comply with various rules promulgated by the EPA.

We estimate that our operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $52 million during 2004 and $51 million during 2003.

Solid Waste Landfills

We provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation and/or monitoring include:

Lakeside Property: During 2001, we completed an investigation of property that was used primarily for coal storage, fuel oil transport and coal ash disposal in support of the former Lakeside Power Plant in St. Francis, Wisconsin. Excavation and utilization of residual coal at the site, slope stabilization and cover construction have been completed. Currently, discussion is taking place with neighbors and other interested parties to determine the ultimate use of the remediated property and some other adjacent land that we also own. Future costs for remediation of this site are estimated to be approximately $1.0 million.

Oak Creek North Landfill: Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted us to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water near monitoring systems. Future costs for remediation are estimated to be approximately $1.5 million and involve reconfiguration of the site and construction of a new cap, which will be accomplished as a part of site upgrades needed to facilitate construction of the new power plants.

15	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See “Environmental Matters” in Item 3 and “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8.

Air Quality

The 1990 amendments to the Federal Clean Air Act mandate significant nationwide reductions in air emissions. The most significant sections of this law applicable to the country’s electric utilities are the acid rain and non-attainment provisions. The acid rain provisions limit SO2 and NOx emissions in phases. The amendments’ Phase II requirements are having a minimal impact on our utilities because of existing cost effective compliance strategies and previous actions taken.

The 1-hour ozone non-attainment rules implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan, both under authority of the Federal Clean Air Act, will limit NOx emissions in phases ending in 2007.

In 2004, the EPA began implementing the National Ambient Air Quality Standards for 8-hour ozone and fine particulate matter (PM2.5).

See “Factors Affecting Results, Liquidity and Capital Resources” in Item 7 for information concerning National Ambient Air Quality Standards established during 1997 by the EPA and ozone non-attainment rulemaking promulgated by the EPA during 1998.

Wisconsin Energy’s Power the Future strategy provides a plan to meet our growing demand for electricity while using environmentally friendly equipment. Wisconsin Energy plans to build two coal units (the Elm Road units) at the site of our existing Oak Creek Power Plant. The Elm Road units will use a supercritical pulverized coal design and state-of-the-art emission controls. Two natural gas-fired units are being constructed at our existing Port Washington Power Plant site, where older, less efficient coal-fired units installed before 1950 were retired in 2003 and 2004. Implementation of Wisconsin Energy’s Power the Future plan also provides for upgrades to our existing power plants and modernization to increase efficiency and reduce emissions. As a result of the use of the latest emission reduction technologies on the new units, and the installation of equipment to reduce emissions on certain of our existing coal-fired units, the plan is expected to result in a significant reduction in SO2, NOx and mercury emissions. In addition to the positive environmental attributes of the generation technologies, the plan involves an increased commitment to conservation and renewable fuels, as well as a commitment to reduce greenhouse gases. For further information about Wisconsin Energy’s Power the Future strategy, see “Factors Affecting Results, Liquidity and Capital Resources–Power the Future–Elm Road” in Item 7.

Clean Water Act

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. This law dates back to 1972; however, prior to September 2004, there have not been federal rules that define precisely how states and EPA regions would determine that an existing intake meets BTA requirements. This rule establishes, for the first time, national performance standards and compliance alternatives for existing facilities that are designed to minimize the potential adverse environmental impacts to aquatic organisms associated with water withdrawals from cooling water intakes. Costs associated with implementation of the rule for our Oak Creek Power Plant, and We Power’s Elm Road Generating Station and Port Washington Generating Station have been included in project costs. Studies to determine costs, if any that may be associated with our other existing facilities are expected to take place over the next three years.

16	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 1.    BUSINESS–(Cont’d)

OTHER

Research and Development: We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees: At December 31, 2004, we had 4,791 total employees, of which 3,395 were represented under labor agreements. We had the following employees represented under labor agreements with the following bargaining units as of December 31, 2004.

	Number of Employees	Expiration Date of Current Labor Agreement
Local 2150 of International Brotherhood of Electrical Workers	2,560	August 15, 2007
Local 317 of International Union of Operating Engineers	428	September 30, 2006
Local 12005 of United Steel Workers of America	186	November 3, 2008
Local 510 of International Brotherhood of Electrical Workers	161	April 30, 2007
Local 7-0111 of Paper, Allied-Industrial Chemical & Energy Workers International Union	60	November 3, 2008

Total	3,395

During 2004, labor and management successfully renegotiated four of these contracts covering 2,967 employees.

17	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 2.    PROPERTIES

We own our principal properties outright, except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

Effective January 1, 2001, we exited the electric transmission business by contributing all of our transmission assets to ATC in exchange for an equity interest in this new company. For further information, see “Electric Utility Operations” in Item 1.

As of December 31, 2004, we own the following generating stations with dependable capabilities during 2004 as indicated.

Name	Fuel	No. of Generating Units	Dependable Capability In Megawatts (a)
			July	December
Steam Plants
Point Beach	Nuclear	2	1,026	1,036
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1,224	1,234
Valley	Coal	2	267	227
Edgewater 5 (b)	Coal	1	105	105
Milwaukee County	Coal	3	10	11

Total Steam Plants		23	4,385	4,370
Hydro Plants (13 in number)		33	54	57
Germantown Combustion Turbines	Gas/Oil	5	345	345
Concord Combustion Turbines	Gas/Oil	4	376	376
Paris Combustion Turbines	Gas/Oil	4	400	400
Other Combustion Turbines & Diesel	Gas/Oil	4	38	42

Total System		73	5,598	5,590

(a)	Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Changing seasonal conditions are responsible for the different capabilities reported for the winter and summer periods in the above table. The values were established by test and may change slightly from year to year.

(b)	We have a 25% interest in Edgewater 5 Generating Unit, which is operated by Alliant Energy Corp, an unaffiliated utility.

As of December 31, 2004, our electric utility operated approximately 21,900 pole-miles of overhead distribution lines and 20,400 miles of underground distribution cable, as well as approximately 352 distribution substations and 267,700 line transformers.

As of December 31, 2004, our gas distribution system included approximately 8,983 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. We have a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. We also have a propane air system for peaking purposes. This propane air system will provide approximately 2,000 dekatherms per day of supply to the system.

Where electric distribution lines and services and gas distribution mains and services occupy private property, we have obtained consents, permits or easements for these installations from owners of those properties, generally without an examination of ownership records.

18	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 2.    PROPERTIES–(Cont’d)

As of December 31, 2004, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

We own various office buildings and service centers throughout our service area.

ITEM 3.    LEGAL PROCEEDINGS

In addition to those legal proceedings discussed below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, we believe, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on our financial statements.

ENVIRONMENTAL MATTERS

We are subject to federal, state and certain local laws and regulations governing the environmental aspects of our operations. We believe that, perhaps with immaterial exceptions, our existing facilities are in compliance with applicable environmental requirements.

EPA Information Requests: We responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours owned a parcel of property that is within the property boundaries of the site. Although we have not accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8.

See “Environmental Compliance” in Item 1 and “Environmental Matters,” “Manufactured Gas Plant Sites,” “Ash Landfill Sites” and “EPA Information Requests” in “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements, which are incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

UTILITY RATE MATTERS

See “Factors Affecting Results, Liquidity and Capital Resources–Rates and Regulatory Matters” in Item 7 for information concerning rate matters in the jurisdictions where we do business.

OTHER MATTERS

Used Nuclear Fuel Storage and Removal: See “Factors Affecting Results, Liquidity and Capital Resources–Nuclear Operations” in Item 7 for information concerning the United States Department of Energy’s breach of a contract with us that required the Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

Stray Voltage: In recent years, several actions by dairy farmers have been commenced or claims made against us for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of our electrical system.

On June 25, 2003, the Wisconsin Supreme Court upheld a Court of Appeals decision that affirmed a jury’s verdict against us, awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Wisconsin Supreme Court rejected the argument that if a utility company’s measurement of stray voltage is below the PSCW “level of concern,” such

19	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 3.    LEGAL PROCEEDINGS–(Cont’d)

company cannot be found negligent in stray voltage cases. The Supreme Court decision held that PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. However, the Supreme Court remanded back to the trial court its requirement imposed on us to replace a cable with an ungrounded distribution line. In February 2005, the parties reached an agreement in principle to settle all remaining issues in the case.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that our distribution system caused damages to his livestock. We have filed an appeal in this decision. The claim made against us in this case is not expected to have a material adverse effect on our financial statements. One other stray voltage case was pending; however, the parties reached an agreement in principle to settle all issues in the case. For additional information, see “Factors Affecting Results, Liquidity and Capital Resources–Legal Matters” in Item 7.

Electromagnetic Fields: Claims have been made or threatened against electric utilities across the country for bodily injury, disease or other damages allegedly caused or aggravated by exposure to electromagnetic fields associated with electric transmission and distribution lines. Results of scientific studies conducted to date have not established the existence of a causal connection between electromagnetic fields and any adverse health affects. We believe that our facilities are constructed and operated in accordance with applicable legal requirements and standards. Currently, there are no cases pending or threatened against us with respect to damage caused by electromagnetic fields.

For information regarding additional legal matters, see “Factors Affecting Results, Liquidity and Capital Resources–Legal Matters” in Item 7.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

20	Wisconsin Electric Power Company

2004 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2004 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected. Reference to Wisconsin Gas LLC includes time spent with its predecessor, Wisconsin Gas Company.

Gale E. Klappa. Age 54.

•    Wisconsin Energy Corporation–Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.

•    Wisconsin Electric Power Company–Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.

•    Wisconsin Gas LLC–Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.

•    Southern Company–Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. Southern Company is a public utility holding company serving the southeastern United States.

•    Director of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC since 2003.

Charles R. Cole. Age 58.

•    Wisconsin Electric Power Company–Senior Vice President since 2001. Vice President of Distribution Operations from 1999 to 2000.

•    Wisconsin Gas LLC–Senior Vice President since July 2004.

Stephen P. Dickson. Age 44.

•    Wisconsin Energy Corporation–Controller since 2000.

•    Wisconsin Electric Power Company–Controller since 2000.

•    Wisconsin Gas LLC–Controller since 1998.

Frederick D. Kuester. Age 54.

•    Wisconsin Energy Corporation–Executive Vice President since May 2004.

•    Wisconsin Electric Power Company–Executive Vice President since May 2004. Chief Operating Officer since October 2003.

•    Wisconsin Gas LLC–Executive Vice President since May 2004.

•    Mirant Corporation–Senior Vice President–International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant’s international subsidiaries filed for bankruptcy.

Allen L. Leverett. Age 38.

•    Wisconsin Energy Corporation–Executive Vice President since May 2004. Chief Financial Officer since July 2003.

•    Wisconsin Electric Power Company–Executive Vice President since May 2004. Chief Financial Officer since July 2003.

•    Wisconsin Gas LLC–Executive Vice President since May 2004. Chief Financial Officer since July 2003.

•    Georgia Power Company–Executive Vice President, Treasurer and Chief Financial Officer from May 2002 to July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of Southern Company, which is a public utility holding company serving the southeastern United States.

•    Southern Company Services, Inc.–Vice President and Treasurer from 2000 to 2002. Vice President of Financial Planning and Analysis from 1997 to 2000. Southern Company Services is also an affiliate of Southern Company.

21	Wisconsin Electric Power Company

2004 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT–(Cont’d)

Kristine A. Rappé. Age 48.

• Wisconsin Energy Corporation–Senior Vice President and Chief Administrative Officer since May 2004. Vice President from 2003 to April 2004. Corporate Secretary from 2001 to August 2004.

• Wisconsin Electric Power Company–Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004. Vice President of Customer Services from 1995 to 2001.

• Wisconsin Gas LLC–Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

Larry Salustro. Age 57.

• Wisconsin Energy Corporation–Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.

• Wisconsin Electric Power Company–Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004. Vice President–Legal, Regulatory and Governmental Affairs from 1997 to 2000.

• Wisconsin Gas LLC–Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.

Certain executive officers also hold offices in Wisconsin Energy’s non-utility subsidiaries.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DIVIDENDS AND COMMON STOCK PRICES

Dividends declared on our common stock during the two most recent fiscal years are set forth below. Dividends were paid entirely in cash. Dividends were paid to our sole common stockholder, Wisconsin Energy Corporation. There is no established public trading market for our common stock.

Quarter	2004	2003
	(Millions of Dollars)
First	$44.9	$44.9
Second	44.9	44.9
Third	44.9	44.9
Fourth	44.9	44.9

Total	$179.6	$179.6

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

22	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 6.    SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2004	2003	2002	2001	2000
Year Ended December 31
Earnings available for common stockholder (Millions)	$248.7	$255.5	$258.0	$245.3	$163.5
Operating revenues (Millions)
Electric	$2,070.8	$1,986.4	$1,884.6	$1,839.8	$1,763.4
Gas	523.8	513.0	389.8	457.1	399.7
Steam	22.0	22.5	21.5	21.8	21.9

Total operating revenues	$2,616.6	$2,521.9	$2,295.9	$2,318.7	$2,185.0

At December 31 (Millions)
Total assets	$7,050.3	$6,644.6	$6,285.1	$6,040.6	$6,038.7
Total debt	$1,896.3	$1,915.4	$1,814.2	$1,875.6	$1,964.7

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	31,162.4	30,713.8	30,378.2	30,539.7	31,398.8
Customers (End of year)	1,081,400	1,068,034	1,056,370	1,044,129	1,026,691
Gas
Therms delivered (Millions)	835.1	888.3	890.0	852.4	944.9
Customers (End of year)	437,800	428,719	420,494	412,674	407,761
Steam
Pounds sold (Millions)	2,869.0	3,072.8	3,001.1	2,929.2	3,085.2
Customers (End of year)	460	459	467	449	451

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	(Millions of Dollars) (a)
	March		June
Three Months Ended	2004	2003	2004	2003
Total operating revenues	$741.7	$718.8	$583.8	$564.9
Operating income	$144.4	$132.5	$71.8	$93.2
Earnings available for common stockholder	$79.7	$75.1	$36.4	$49.5

	September		December
Three Months Ended	2004	2003	2004	2003
Total operating revenues	$600.6	$599.6	$690.5	$638.6
Operating income	$106.4	$124.5	$136.6	$121.1
Earnings available for common stockholder	$58.8	$67.7	$73.8	$63.2

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

23	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

SELECTED OPERATING DATA

Year Ended December 31	2004	2003	2002	2001	2000
Electric Utility
Operating Revenues (Millions)
Residential	$720.7	$705.0	$693.4	$644.8	$597.2
Small Commercial/Industrial	651.9	626.0	591.0	577.3	534.7
Large Commercial/Industrial	541.4	511.4	475.6	472.0	464.9
Other–Retail/Municipal	82.6	77.1	71.0	63.2	58.3
Resale–Utilities	39.9	39.1	31.3	69.6	84.0
Other Operating Revenues	34.3	27.8	22.3	12.9	24.3

Total Operating Revenues	$2,070.8	$1,986.4	$1,884.6	$1,839.8	$1,763.4

Megawatt-hour Sales (Thousands)
Residential	7,885.3	7,928.8	8,147.8	7,615.7	7,477.6
Small Commercial/Industrial	8,597.0	8,493.1	8,473.2	8,354.2	8,287.5
Large Commercial/Industrial	11,477.4	11,201.8	10,933.0	10,983.0	11,626.2
Other–Retail/Municipal	2,157.6	1,980.4	1,810.4	1,599.4	1,527.3
Resale–Utilities	1,045.1	1,109.7	1,013.8	1,987.4	2,480.2

Total Sales	31,162.4	30,713.8	30,378.2	30,539.7	31,398.8

Number of Customers (Average)
Residential	966,840	954,757	945,298	931,714	916,028
Small Commercial/Industrial	104,261	102,928	102,058	100,456	98,277
Large Commercial/Industrial	705	703	705	706	712
Other	2,371	2,348	2,345	2,319	2,283

Total Customers	1,074,177	1,060,736	1,050,406	1,035,195	1,017,300

Gas Utility
Operating Revenues (Millions)
Residential	$330.5	$317.5	$250.9	$275.8	$244.3
Commercial/Industrial	173.8	166.9	125.8	150.0	132.0
Interruptible	4.1	3.8	3.2	5.1	5.3

Total Retail Gas Sales	508.4	488.2	379.9	430.9	381.6
Transported Gas	15.3	15.6	16.0	15.4	18.9
Other Operating Revenues	0.1	9.2	(6.1)	10.8	(0.8)

Total Operating Revenues	$523.8	$513.0	$389.8	$457.1	$399.7

Therms Delivered (Millions)
Residential	342.3	361.0	345.4	318.4	335.7
Commercial/Industrial	200.4	210.8	199.2	194.5	206.2
Interruptible	6.4	6.8	7.4	8.9	12.0

Total Retail Gas Sales	549.1	578.6	552.0	521.8	553.9
Transported Gas	286.0	309.7	338.0	330.6	391.0

Total Therms Delivered	835.1	888.3	890.0	852.4	944.9

Number of Customers (Average)
Residential	396,985	388,896	381,846	376,510	369,210
Commercial/Industrial	35,174	34,646	34,180	33,839	33,275
Interruptible	24	23	24	30	33
Transported Gas	369	362	366	427	389

Total Customers	432,552	423,927	416,416	410,806	402,907

Degree Days (a)
Heating (6,739 Normal)	6,663	7,063	6,551	6,338	6,716
Cooling (714 Normal)	442	606	897	711	566

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

24	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Electric Power Company, a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), is engaged primarily in the business of generating electricity and distributing electricity and natural gas in Wisconsin and the Upper Peninsula of Michigan. Unless qualified by their context, when used in this document the terms Wisconsin Electric, the Company, our, us or we refer to Wisconsin Electric Power Company and its subsidiary.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility which serves customers throughout Wisconsin, and Edison Sault Electric Company (Edison Sault), an electric utility which serves customers in the Upper Peninsula of Michigan. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of “We Energies”.

Cautionary Factors: Certain statements contained herein are “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management’s expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading “Cautionary Factors” in this Item 7, as well as other matters described under the heading “Factors Affecting Results, Liquidity and Capital Resources” in this Item 7, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document.

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy’s key corporate strategy is Power the Future, which was announced in September 2000. This strategy is designed to address Wisconsin’s growing electric supply needs by increasing the electric generating capacity in the state while maintaining a fuel-diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within our distribution systems to meet increasing customer demands and to support our commitment to improved environmental performance. We expect that the Power the Future strategy will have a significant impact on us.

Power the Future Strategy: In February 2001, Wisconsin Energy filed a petition with the Public Service Commission of Wisconsin (PSCW) that would allow Wisconsin Energy to begin implementing its 10-year Power the Future strategy to improve the supply and reliability of electricity in Wisconsin. Power the Future is intended to meet a growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Under Power the Future Wisconsin Energy plans to add new coal-fired and natural gas-fired generating capacity to Wisconsin’s power portfolio which would allow us to maintain approximately the same fuel mix as exists today. As part of’ its Power the Future strategy, Wisconsin Energy is (1) investing a net of approximately $2.5 billion in 2,120 megawatts of new natural gas-fired and coal-fired generating capacity at existing sites; (2) upgrading our existing electric generating facilities and (3) investing in upgrades of our existing energy distribution system. The new generating capacity will be built by an affiliated company, W.E. Power LLC (We Power).

Subsequent to Wisconsin Energy’s February 2001 filing, the state legislature amended several laws, making changes which are critical to the implementation of Power the Future. In October 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for Wisconsin Energy

25	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

In November 2001, Wisconsin Energy created We Power to design, construct, own, finance and lease the new generating capacity. We will lease each new facility from We Power as well as operate and maintain the new plants under 25 to 30-year lease agreements approved by the PSCW. Based upon the structure of the leases, Wisconsin Energy expects to recover the initial investments in We Power’s new facilities over the initial lease term. At the end of the leases, we will have the right to acquire the plants outright at market value or to renew the leases. We expect that all lease payments and operating costs of the plants will be recoverable in rates under the provisions of the Wisconsin Leased Generation Law.

Under the Power the Future strategy, Wisconsin Energy expects to meet a significant portion of our future generation needs through We Power’s construction of the Port Washington and Elm Road generating stations.

As of December 31, 2004, Wisconsin Energy:

➢	Received a Certificate of Public Convenience and Necessity (CPCN) from the PSCW to build two 545-megawatt natural gas-fired intermediate load units in Port Washington, Wisconsin, with the first unit expected to be operational early in the third quarter of 2005 and the second unit by the end of the second quarter of 2008.

➢	Began construction on the first 545-megawatt generating unit in Port Washington (approximately 87% complete as of January 31, 2005), which is currently on schedule and within budget.

➢	Began site preparation on the second 545-megawatt generating unit in Port Washington in May 2004.

➢	Received a CPCN from the PSCW to build two 615-megawatt coal-fired base load units at our existing Oak Creek Power Plant site in Oak Creek, Wisconsin, with the first unit expected to be in service in 2009 and the second unit in 2010, subject to resolution of legal challenges and receipt of required permits and project approvals. In November 2004, the order granting the CPCN was vacated and remanded back to the PSCW by the Dane County Circuit Court. We appealed this decision along with Wisconsin Energy and We Power in December 2004, as has the PSCW and Wisconsin Department of Natural Resources (WDNR). In January 2005, the Supreme Court of Wisconsin agreed to hear the appeals filed by the PSCW, WDNR and us to reverse the Dane County Circuit Court ruling. The Supreme Court’s order allows the case to bypass the state appeals court. The Supreme Court scheduled oral arguments in this matter for March 30, 2005. We expect a decision to be reached no later than June 30, 2005.

➢	Received approval from the PSCW for various leases between us and We Power.

Primary risks under Power the Future are associated with successful, timely resolution of court challenges related to the Elm Road facility, timely receipt of remaining permits for Elm Road, and construction risks associated with the schedule and costs for both Wisconsin Energy’s Elm Road and Port Washington generating stations.

You can find additional information regarding risks associated with the Power the Future strategy, as well as the regulatory process, specific regulatory approvals and associated legal challenges in “Factors Affecting Results, Liquidity and Capital Resources” below.

Utility Operations: We are realizing operating efficiencies through the integration of our operations with those of Wisconsin Gas. These operating efficiencies are expected to increase customer satisfaction and reduce operating costs. In connection with Wisconsin Energy’s Power the Future strategy, we are improving our existing energy distribution systems and upgrading existing electric generating assets.

26	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Divestiture of Assets

During 2000, we agreed to join American Transmission Company LLC (ATC) by transferring our electric utility transmission system assets to ATC in exchange for an ownership interest in this new company. Transfer of these electric transmission assets became effective on January 1, 2001. As of December 31, 2004, we had an ownership interest of approximately 33.2% in ATC. For additional information, see “Note A–Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

EARNINGS

2004 vs. 2003: Earnings decreased to $248.7 million in 2004 compared with $255.5 million in 2003. Operating income was down $12.1 million between the comparative periods. During 2004, we experienced an increase in revenues due to base electric sales growth, and we benefited from lower bad debt expenses. However, these items were offset by higher pension and medical costs, severance costs recorded during the second half of 2004 and unfavorable weather.

2003 vs. 2002: Earnings decreased by $2.5 million to $255.5 million during 2003 when compared to 2002. The decline is primarily due to cooler summer weather; higher fuel and purchased power costs; increases in pension, medical and other benefit costs; higher nuclear costs; and costs associated with Wisconsin Energy’s Power the Future growth strategy. The decline was somewhat mitigated by a March 2003 rate increase associated with fuel and purchased power expenses as well as by higher gas margins; growth in our base electric business; litigation settlements in 2002 compared with the receipt of insurance recoveries in 2003, primarily related to the Giddings & Lewis/City of West Allis litigation; and higher other income and deductions.

The following table summarizes our consolidated earnings during 2004, 2003 and 2002.

	2004	2003	2002
	(Millions of Dollars)
Utility Gross Margin
Electric (See below)	$1,492.2	$1,430.7	$1,397.5
Gas (See below)	146.9	157.6	149.0
Steam	15.2	15.8	14.7

Total Gross Margin	1,654.3	1,604.1	1,561.2
Other Operating Expenses
Other Operation and Maintenance	844.7	784.0	736.3
Depreciation, Decommissioning and Amortization	274.1	276.2	267.9
Property and Revenue Taxes	76.3	72.6	71.7

Operating Income	459.2	471.3	485.3
Other Income and Deductions, Net	33.5	31.5	24.3
Interest Expense	89.6	91.2	92.7

Income Before Income Taxes	403.1	411.6	416.9
Income Taxes	153.2	154.9	157.7
Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$248.7	$255.5	$258.0

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2004 with similar information for 2003 and 2002, including a summary of electric operating revenues and electric sales by customer class.

27	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

	Electric Revenues and Gross Margin			Electric Megawatt-Hour Sales
Electric Utility Operations	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$720.7	$705.0	$693.4	7,885.3	7,928.8	8,147.8
Small Commercial/Industrial	651.9	626.0	591.0	8,597.0	8,493.1	8,473.2
Large Commercial/Industrial	541.4	511.4	475.6	11,477.4	11,201.8	10,933.0
Other-Retail/Municipal	82.6	77.1	71.0	2,157.6	1,980.4	1,810.4
Resale-Utilities	39.9	39.1	31.3	1,045.1	1,109.7	1,013.8
Other Operating Revenues	34.3	27.8	22.3	–	–	–

Total Electric Operating Revenues	2,070.8	1,986.4	1,884.6	31,162.4	30,713.8	30,378.2

Fuel and Purchased Power
Fuel	335.0	298.3	278.9
Purchased Power	243.6	257.4	208.2

Total Fuel and Purchased Power	578.6	555.7	487.1

Total Electric Gross Margin	$1,492.2	$1,430.7	$1,397.5

Weather–Degree Days (a)
Heating (6,739 Normal)				6,663	7,063	6,551
Cooling (714 Normal)				442	606	897

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Electric Utility Revenues and Sales

2004 vs. 2003: During 2004, our total electric utility operating revenues increased by $84.4 million or 4.2% when compared with 2003 due to pricing increases and to growth in our base businesses, partially offset by the effects of unfavorable weather during the summer of 2004.

During 2004, we received $54.5 million of higher operating revenues as a result of pricing increases which were not in effect during 2003. In May 2004, we received an order from the PSCW authorizing an annualized increase in electric rates of approximately $59.5 million to cover construction costs associated with Wisconsin Energy’s Power the Future program and to recover low income uncollectible expenses transferred to Wisconsin’s public benefits fund. In addition, two rate increases related to a rise in fuel and purchased power costs were implemented in March and October 2003, which increased revenues by approximately $16.3 million during 2004.

Total electric sales increased by 448.6 thousand megawatt-hours or 1.5% between 2004 and 2003. Residential sales were down 0.5%, and small commercial/industrial sales were up just 1.2% due to the unfavorable weather during 2004. We estimate that the unfavorable weather reduced our electric revenues by approximately $28.6 million as compared to the prior year and by $20.7 million as compared to normal weather. As measured by cooling degree days, 2004 was 27.1% cooler than in 2003 and 38.1% cooler than normal.

However, we estimate that customer growth and higher weather-normalized use per customer during 2004 mitigated much of the impact of unfavorable weather. Sales volumes to large commercial/industrial customers improved by 2.5%. Excluding our largest customers, two iron ore mines, sales volumes to our remaining large commercial/industrial customers improved by 1.4%. Sales to municipal utilities, the other retail/municipal customer class, increased 8.9% between the periods due to higher off-peak demand from low-margin municipal wholesale power customers.

2003 vs. 2002: During 2003, total electric utility operating revenues increased by $101.8 million or 5.4% when compared with 2002, primarily due to the impact of rate increases related to fuel and purchased power costs and to a surcharge related to transmission costs. The total rate impact was approximately $83.3 million in 2003. In March 2003, we received an interim increase in rates of $55.1 million annually to recover increases in fuel and purchased power costs. In October 2003, we received the final rate order, which authorized an additional $6.1 million of

28	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

annual revenues. In spite of the interim fuel order, we under recovered fuel costs by $7.6 million during 2003, which is $5.3 million worse than our under recovery during 2002. Much of our under recovery of fuel costs during 2003 can be attributed to the need to purchase replacement power in May and June of 2003 due to a flood at our Presque Isle Power Plant and to high natural gas prices. The impact of unfavorable summer weather in 2003 reduced electric operating revenues by approximately $19.0 million between the comparative periods.

Total electric megawatt-hour sales increased by 1.1% during 2003. Residential sales fell 2.7% due to the impact of unfavorable weather conditions on cooling load during the second and third quarters of 2003. Sales to our largest customers, two iron ore mines, increased by 238.4 thousand megawatt-hours or 12.1% between the comparative periods despite temporary curtailments of electric sales in the second and fourth quarters of 2003 resulting from a flood-related outage at our Presque Isle Power Plant and a transmission outage. During the first and third quarters of 2002, the mines had extended outages. Excluding these two mines, our total electric energy sales increased by 0.3% between the comparative periods, and sales volumes to the remaining large commercial/industrial customers improved by 0.3%. Sales to municipal utilities, the other retail/municipal customer class, increased 9.4% between the periods due to higher off-peak demand from low-margin municipal wholesale power customers.

Electric Fuel and Purchased Power Expenses

2004 vs. 2003: Total fuel and purchased power expenses for our electric utility increased by $22.9 million or 4.1% during 2004 when compared with 2003. This increase is primarily due to our 1.5% increase in total megawatt-hour sales and to higher coal and purchased capacity costs. Increased availability of several of our coal-fired generating units during 2004, which are less expensive to operate than our natural gas-fired generating units, mitigated the rise in fuel and purchased power costs. Very cool summer weather significantly reduced our need to use higher cost peak generating units and purchased power during 2004, also mitigating the rise in fuel and purchased power costs between the comparative periods.

2003 vs. 2002: During 2003, total fuel and purchased power expenses increased $68.6 million or 14.1% due in large part to increases in fuel prices, especially for natural gas, the primary fuel source for our purchased power, resulting in a 14% increase in the cost per megawatt hour of purchased power. Average commodity gas market prices were $5.39 for 2003 compared to $3.22 for 2002 on a per dekatherm basis. Fuel and purchased power costs also increased due to higher purchased capacity costs and a higher need for purchased energy in 2003 compared with the same period in 2002. Approximately $8 million of this increase was caused by the flood that temporarily shut down our Presque Isle Power Plant during the second quarter of 2003.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2004, 2003 and 2002.

Gas Utility Operations	2004	2003	2002
	(Millions of Dollars)
Operating Revenues	$523.8	$513.0	$389.8
Cost of Gas Sold	376.9	355.4	240.8

Gross Margin	$146.9	$157.6	$149.0

We believe that gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. The following table compares our gas utility gross margin and therm deliveries by customer class during 2004, 2003 and 2002.

29	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

	Gas Gross Margin			Gas Therm Deliveries
Gas Utility Operations	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$95.7	$98.8	$95.3	342.3	361.0	345.4
Commercial/Industrial	32.9	34.2	32.7	200.4	210.8	199.2
Interruptible	0.5	0.5	0.5	6.4	6.8	7.4

Total Gas Sold	129.1	133.5	128.5	549.1	578.6	552.0
Transported Gas	15.9	16.2	16.7	286.0	309.7	338.0
Other Operating	1.9	7.9	3.8	–	–	–

Total	$146.9	$157.6	$149.0	835.1	888.3	890.0

Weather–Degree Days (a)
Heating (6,739 Normal)				6,663	7,063	6,551

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2004 vs. 2003: Our total gas utility gross margin fell from $157.6 million in 2003 to $146.9 million in 2004 largely due to a decrease in therm deliveries resulting from less favorable weather. Total therm deliveries were 6.0% lower during 2004 primarily due to weather. As measured by heating degree days, 2004 was 5.7% warmer than 2003 and 1.1% warmer than normal, which reduced heating load. We estimate that weather reduced gross margin by approximately $5.4 million between the comparative periods. We also recognized $5.8 million less in gas cost incentive revenues under our gas cost recovery mechanisms when compared with 2003.

2003 vs. 2002: During 2003, our total gas utility gross margin improved by $8.6 million compared with 2002. This was directly related to a favorable weather-related increase in therm deliveries, especially to residential customers who are more weather sensitive and contribute higher margins per therm than other customer classes. As measured by heating degree days, 2003 was 7.8% colder than 2002 and 5.1% colder than normal, increasing heating load. A $4.4 million increase in gas cost incentive revenues during 2003 under our gas cost recovery mechanism also contributed to the increased gross margin and operating revenues between the comparative periods. Total therm deliveries of natural gas decreased by 0.2% during 2003 but varied within customer classes. Volume deliveries for the residential and commercial/industrial customer classes increased by 4.5% and 5.8%, respectively, reflecting the colder weather.

Other Operation and Maintenance Expenses

2004 vs. 2003: Other operation and maintenance expenses increased by $60.7 million or 7.7% during 2004 compared with 2003. The largest increase related to $36.3 million of costs that we recognized under a lease agreement in connection with the construction of the power plant in Port Washington, Wisconsin under Wisconsin Energy’s Power the Future plan. Under the lease agreement, we are billed for costs, and these costs are deferred on our balance sheet. The costs are amortized to expense as we recover revenues from our customers under specific pricing agreements which allow us to recover the lease costs. As noted in the electric revenue discussion, increased revenues resulting from the order we received from the PSCW in May 2004 basically offset these lease costs on a dollar for dollar basis. In addition to the lease costs, we also recognized $4.0 million of increased public benefits costs which were also included in the May 2004 price increase.

In addition, our employee benefit costs increased $13.7 million due to increased pension and medical costs. We also incurred $22.3 million of severance-related costs during 2004, primarily due to a Voluntary Separation Plan which was offered to certain management and represented employees in the second half of 2004. Partially offsetting these increases was a $5.7 million reduction in bad debt costs due to improved collections and the timing of a deferral order.

2003 vs. 2002: During 2003, our other operation and maintenance expenses increased by $47.7 million or 6.5% when compared with 2002. The increase was primarily attributable to approximately $39.4 million of higher

30	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

electric transmission expenses. A surcharge for transmission costs that was approved by the PSCW in October 2002 offset the impact of higher transmission expenses. Pension, medical and other benefit costs increased by approximately $25 million during 2003. Overall, nuclear costs were $8.7 million higher during 2003 compared with 2002 due to an extended outage and costs associated with supplemental inspections at Point Beach by the U.S. Nuclear Regulatory Commission (NRC). Insurance recoveries of approximately $11.1 million in 2003 compared to associated settlement costs of $17.3 million in 2002, both primarily related to the Giddings & Lewis/City of West Allis litigation, offset some of the increase in other operation and maintenance expenses. We spent approximately $7.2 million more in 2003 than in 2002 on the implementation of Wisconsin Energy’s Power the Future strategy.

Other Income and Deductions, Net

2004 vs. 2003: Net consolidated other income and deductions were up $2.0 million in 2004 as compared to 2003, primarily due to a civil penalty that we agreed to pay in the second quarter of 2003 pursuant to the terms of a consent decree entered into with the United States Environmental Protection Agency (EPA), an increase in our interest in the earnings of ATC, our unconsolidated affiliate, and to the recognition of higher carrying costs on deferred electric transmission costs, partially offset by an increase in contributions to the WEC Foundation. For additional information, see “Note A–Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

2003 vs. 2002: During 2003, net consolidated other income and deductions were up by $7.2 million compared to 2002. This increase was primarily due to costs that we recorded in 2002 associated with early bond redemptions as well as higher equity in the earnings of ATC and the recognition of higher carrying costs on deferred electric transmission costs between the comparative periods partially offset by the civil penalty we agreed to pay in 2003 pursuant to the terms of a consent decree with the EPA. Also, we recorded $5.3 million of costs associated with bond redemptions in 2002.

Interest Expense

2004 vs. 2003: Total interest expense decreased by $1.6 million in 2004 compared with 2003. This decrease primarily reflects the replacement of higher cost long-term debt outstanding during 2003 with lower cost borrowings outstanding during 2004. In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity through the issuance of lower-cost short-term debt.

2003 vs. 2002: Total interest expense decreased by $1.5 million in 2003 compared to 2002. This decline was primarily due to lower interest rates.

Income Taxes

2004 vs. 2003: Our effective income tax rate was 38.0% in 2004 compared with 37.6% in 2003. This increase in the effective income tax rate was due primarily to a reduction in tax credits associated with rehabilitation projects.

2003 vs. 2002: Our effective income tax rate was 37.6% in 2003 compared with 37.8% in 2002. The 2003 and 2002 effective income tax rates reflect tax credits associated with rehabilitation projects.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2004, 2003 and 2002:

31	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Wisconsin Electric	2004	2003	2002
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$630.8	$514.2	$656.3
Investing Activities	($423.9)	($402.8)	($416.1)
Financing Activities	($200.8)	($104.7)	($248.2)

Operating Activities

Cash provided by operating activities increased to $630.8 million during 2004 compared with $514.2 million during the same period in 2003. This increase was due in large part to higher deferred income taxes and to lower working capital requirements between the comparative periods.

Cash provided by operating activities decreased to $514.2 million during 2003 compared with $656.3 million during the same period in 2002. This decrease was primarily due to a $116.4 million refund received in the first quarter of 2002 from a favorable court ruling in the Giddings & Lewis/City of West Allis litigation, increased use of working capital in 2003 due to higher natural gas prices and higher volumes of natural gas in storage and increased tax payments.

Investing Activities

During 2004, we invested a total of $423.9 million in our business compared to $402.8 million during 2003. Between the comparative periods, capital expenditures were up $15.2 million, but we spent $8.3 million less on nuclear fuel due to the timing of scheduled outages at Point Beach. In 2004, we made a $23.2 million capital contribution to ATC.

During 2003, we made net investments totaling $402.8 million, a decrease of $13.3 million over the prior year. For 2003 and 2002, capital expenditures totaled $343.7 million and $365.7 million, respectively. In addition, due to the timing of refueling outage schedules at Point Beach Nuclear Plant, we spent $17.6 million more on the acquisition of nuclear fuel in 2003 than in 2002.

Financing Activities

During 2004, we used $200.8 million for financing activities compared with using $104.7 million during 2003 and using $248.2 million during 2002. The following table summarizes our cash flows from financing activities:

	2004	2003	2002
	(Millions of Dollars)

Dividends to Wisconsin Energy	($179.6)	($179.6)	($179.6)
Increase (Reduction) in Total Debt	(19.5)	94.1	(67.4)
Other	(1.7)	(19.2)	(1.2)

Cash Used in Financing	($200.8)	($104.7)	($248.2)

In November 2004, we issued $250 million of unsecured 3.50% debentures due December 1, 2007, the proceeds of which were used to pay down outstanding commercial paper.

In June and August 2003, we refinanced a total of $485 million of our debt securities. These debt refinancings are being accounted for using the PSCW-authorized revenue neutral method of accounting, under which net debt extinguishment costs in the amount of approximately $18.3 million were deferred and are being amortized over an approximately two year period based upon the level of interest savings achieved.

32	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

For additional information concerning changes in our long-term debt, see “Note G–Long-Term Debt” in the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2005 primarily through internally generated funds and short-term borrowings supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

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

Environmental Trust Financing: In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. In January 2005, we notified the PSCW that we would not issue the environmental trust bonds until the satisfactory resolution of tax rulings associated with the proposed securitization and the resolution of the Elm Road proceedings before the Wisconsin State Supreme Court. The issuance would also be dependent upon market conditions.

We have credit agreements that provide liquidity support for our obligations with respect to commercial paper.

As of December 31, 2004, we had $372.0 million of available unused lines of bank back-up credit facilities on a consolidated basis and $189.5 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at December 31, 2004:

Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term
(Millions of Dollars)

$250.0	$3.0	$247.0	Jun-2007	3 year
$125.0	$–	$125.0	Nov-2007	3 year

On June 23, 2004, we entered into an unsecured three year $250 million bank back-up credit facility to replace a $250 million 364 day credit facility that was expiring. This facility will expire in June 2007 and may be extended for an additional 364 days, subject to lender agreement.

On November 1, 2004, we entered into an unsecured three year $125 million bank back-up credit facility to replace a $100 million 11-month letter agreement that was expiring. This facility will expire in November 2007 and may be extended for an additional 364 days, subject to lender agreement.

33	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

The following table shows our consolidated capitalization structure at December 31:

Capitalization Structure	2004		2003
	(Millions of Dollars)

Common Equity	$2,204.2	53.4%	$2,131.9	52.3%
Preferred Stock	30.4	0.7%	30.4	0.7%
Long-Term Debt (including current maturities)	1,706.8	41.3%	1,599.5	39.2%
Short-Term Debt	189.5	4.6%	315.9	7.8%

Total	$4,130.9	100.0%	$4,077.7	100.0%

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by Standard & Poors Corporation (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch) as of December 31, 2004.

	S&P	Moody’s	Fitch
Commercial Paper	A-2	P-1	F1
Senior Secured Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

The security rating outlooks assigned to us by S&P, Moody’s and Fitch are all stable.

In March 2003, S&P lowered its corporate credit rating for us from A to A-. S&P lowered its rating for our senior secured debt from A to A-. S&P affirmed our A- senior unsecured debt rating. S&P lowered the rating for our preferred stock from BBB+ to BBB. S&P lowered our short-term rating from A-1 to A-2.

In October 2003, Moody’s downgraded certain of our security ratings. Moody’s lowered our senior secured debt rating from Aa2 to Aa3, our senior unsecured debt rating from Aa3 to A1 and our preferred stock debt rating from A2 to A3. Moody’s confirmed our P-1 commercial paper rating.

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

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel, are currently estimated to be $460.0 million during 2005. Due to changing environmental and other regulations such as air quality standards and electric reliability initiatives that impact us, future long-term capital requirements may vary from recent capital requirements. We currently expect our capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in Wisconsin Energy’s Power the Future strategy, to be between $350 million and $475 million per year during the next five years.

34	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Investments in Outside Trusts: We have funded our pension obligations, certain other post-retirement obligations and future nuclear obligations in outside trusts. Collectively, these trusts had investments of approximately $1.6 billion as of December 31, 2004. These trusts hold investments that are subject to the volatility of the stock market and interest rates. For further information, see “Note L–Benefits” in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements: We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We believe that such agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see “Note M–Guarantees” in the Notes to Consolidated Financial Statements.

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by Financial Accounting Standard Board (FASB) Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. We have included our contractual obligations under all three of these contracts in our “Contractual Obligations/Commercial Commitments” disclosure that follows. For additional information, see “Note D–Variable Interest Entities” in the Notes to Consolidated Financial Statements.

Contractual Obligations/Commercial Commitments: We have the following contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of Dollars)
Long-Term Debt Obligations (b)	$3,114.3	$40.0	$593.7	$107.7	$2,372.9
Capital Lease Obligations (c)	1,797.4	78.3	187.4	173.7	989.0
Operating Lease Obligations (d)	270.4	50.4	99.3	54.6	66.1
Purchase Obligations (e)	501.7	192.4	169.6	56.3	83.4
Other Long-Term Liabilities	0.4	0.2	0.2	–	–

Total Contractual Obligations	$5,684.2	$361.3	$1,050.2	$392.3	$3,880.4

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on our Long-Term Debt and the Long-Term Debt of our affiliates (excluding capital lease obligations).

(c)	Capital Lease Obligations for nuclear fuel lease and purchase power commitments. Includes payments on a $330 million capital lease obligation that is expected to be recorded in the third quarter of 2005 when We Power’s Port Washington Generating Station Unit 1 is scheduled to go into commercial operation.

(d)	Operating Lease Obligations for purchased power and rail car leases.

(e)	Purchase Obligations under various contracts for the procurement of fuel, power, gas supply and associated transportation and for information technology and other services for utility operations.

Our obligations for utility operations have historically been included as part of the rate making process and therefore are generally recoverable from customers.

35	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

We are exposed to market and other significant risks as a result of the nature of our businesses and the environment in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Construction Risk: In December 2002, the PSCW issued a written order granting a CPCN to commence construction of We Power’s Port Washington Generating Station (Port Washington units) consisting of two 545 megawatt natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction cost of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars), respectively, subject to escalation at the GDP inflation rate and force majeure and excused events provisions.

In addition, in November 2003, the PSCW issued a written order granting a CPCN for We Power to commence construction of two 615-megawatt super critical pulverized coal generating units (Elm Road units) on the site of our existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including fixed construction cost of the two Elm Road units. For additional information, see “Power the Future–Elm Road” below.

Large construction projects of this type are subject to usual construction risks over which We Power will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, governmental actions and events in the global economy. If final costs for the construction of the Port Washington units or the Elm Road units exceed the fixed costs allowed in the PSCW order, We Power cannot recover this excess from us or our customers unless specifically allowed by the PSCW. Project costs above the authorized amount, but below a 5% cap will be subject to a prudence determination by the PSCW.

Regulatory Recovery Risk: Our electric operations burn natural gas in several of our peaking power plants or as a supplemental fuel at several coal-fired plants, and the cost of purchased power is tied to the cost of natural gas in many instances. We bear regulatory risk for the recovery of these fuel and purchased power costs when they are higher than the base rate established in our rate structure.

As noted below in Commodity Price Risk, our electric operations operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a fuel base for fuel and purchased power costs, and we assume the risks and benefits of fuel cost variances that are within 3% of the fuel base. We are subject to risks associated with the regulatory approval process including regulatory lag once the costs fall outside the 3% variance of the fuel base. During the second quarter of 2002, the PSCW issued an order authorizing new fuel cost adjustment rules to be implemented in the Wisconsin retail jurisdiction. The new rules will not be effective until January 2006, the end of a five year rate freeze associated with Wisconsin Energy’s merger with WICOR, Inc. in 2000. Until this time, we will operate under an approved transaction mechanism similar to the old fuel cost adjustment procedure. For 2004, 2003 and 2002, our actual fuel and purchased power costs exceeded our fuel base rates by $0.8 million, $7.6 million and $2.3 million, respectively. In 2004, 2003 and 2002, our electric rates included a fuel surcharge.

Commodity Price Risk: In the normal course of business, we utilize contracts of various duration for the forward sale and purchase of electricity. This is done to effectively manage utilization of available generating capacity and energy during periods when available power resources are expected to exceed the requirements of our obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. We manage our fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

36	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Wisconsin’s retail electric fuel cost adjustment procedure mitigates some of our risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. Regulatory lag risk occurs between the time we incur costs in excess of what we collect in rates and the time we receive approval for interim rates following a regulatory filing. Regulatory lag risk can increase or decrease due to many factors which may also change during this approval period including commodity price fluctuations, unscheduled operating outages or unscheduled maintenance. In 2002, the PSCW authorized the inclusion of price risk management financial instruments for the management of our electric utility gas costs. During 2003, we implemented a gas hedging program approved by the PSCW.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility operations through a gas cost recovery mechanism, which mitigates most of the risk of gas cost variations. For additional information concerning the electric utility fuel cost adjustment procedure and our gas cost recovery mechanism, see “Rates and Regulatory Matters” below.

Natural Gas Costs: Significant increases in the cost of natural gas affect our electric and gas utility operations. Natural gas costs have increased significantly because the supply of natural gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation’s energy supply mix.

Higher natural gas costs increase our working capital requirements resulting in higher gross receipts taxes in the state of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers have increased.

As a result of a gas cost recovery mechanism, our gas distribution operations receive dollar for dollar pass through on most of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather: Our rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our electric revenues are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2004, 2003 and 2002, as measured by degree-days, may be found above in “Results of Operations.”

Interest Rate Risk: We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2004. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2004 of our outstanding portfolio of $189.5 million of short-term debt with a weighted average interest rate of 3.07% and $165.4 million of variable-rate long-term debt with a weighted average interest rate of 1.72%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $1.9 million before taxes from short-term borrowings and by $1.7 million before taxes from variable rate long-term debt outstanding.

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

37	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

utility regulators. However, we are currently operating under a PSCW-ordered, qualified five-year rate restriction period through 2005. For further information about the rate restriction, see “Rates and Regulatory Matters” below.

At December 31, 2004, we held, or Wisconsin Energy held on our behalf, the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Power Company	Millions of Dollars
Pension trust funds	$748.0
Nuclear decommissioning trust fund	$737.8
Other post-retirement benefits trust funds	$107.4

Fiduciary oversight of the pension and other post-retirement plan trust fund investments is the responsibility of a Chairman-appointed Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study for the pension fund projects long-term, annualized returns of approximately 9%.

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Chairman-appointed Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% in equities. The allocation to equities is expected to be reduced as the date for decommissioning Point Beach Nuclear Plant approaches in order to increase the probability of sufficient liquidity at the time the funds will be needed.

We insure various property and outage risks through Nuclear Electric Insurance Limited (NEIL). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs or impaired investment results at NEIL could result in increased costs or decreased distributions to us.

Credit Rating Risk: We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require collateral in the event of a credit ratings change to below investment grade, a termination payments if collateral is not provided, or an accelerated payment. At December 31, 2004, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $109.0 million.

Economic Risk. We are exposed to market risks in the regional Midwest economy.

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

For additional information concerning risk factors, including market risks, see “Cautionary Factors” below.

POWER THE FUTURE

Under Wisconsin Energy’s Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the Port Washington and Elm Road generating stations by We Power. The new plants will be leased to us by We Power under long-term leases and we expect to recover the lease payments in our electric rates.

38	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Power the Future–Port Washington

Background: In December 2002, the PSCW issued a written order (the Port Order) granting us, as well as Wisconsin Energy and We Power, a CPCN to commence construction of the Port Washington Generating Station consisting of two 545-megawatt natural gas-fired combined cycle generating units (Port Units 1 and 2) on the site of our existing Port Washington Power Plant. The Port Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral and ATC to construct required transmission system upgrades to serve Port Units 1 and 2 as a result of their concurrent applications. In January 2003, we commenced demolition of two of our existing coal-fired units on the site to make room for the new units. In July 2003, We Power began construction of Unit 1 and expects the unit to be operational early in the third quarter of 2005. In October 2003, We Power received approval from the Federal Energy Regulatory Commission (FERC) to transfer by long-term lease certain associated FERC jurisdictional assets to us. In May 2004, Wisconsin Energy filed an updated demand and energy forecast with the PSCW to document market demand for additional generating capacity. We Power began site preparation of Unit 2 in May 2004. We expect Unit 2 to be operational in 2008.

Lease Terms: The PSCW approved the lease agreements and related documents under which we will staff, operate and maintain Port Units 1 and 2. Key terms of the leased generation contracts include:

➢	Initial lease term of 25 years with the potential for subsequent renewals at reduced rates;
➢	Cost recovery over a 25 year period on a mortgage basis amortization schedule;
➢	Imputed capital structure of 53% equity, 47% debt for lease computation purposes;
➢	Authorized rate of return of 12.7% on equity for lease calculation purposes;
➢	Fixed construction cost of the two Port units at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate;
➢	Recovery of carrying costs during construction; and
➢	Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the Port Order, which do not include the key financial terms.

In January 2003, we filed a request with the PSCW to defer costs for recovery in future rates. The PSCW approved the request in an open meeting in April 2003. (See “Limited Rate Adjustment Requests” below for further information.) We Power began collecting certain costs from us in the third quarter of 2003 as provided for in lease generation contracts that were signed in May 2003. We defer the lease costs on our balance sheet, and we amortize the costs to expense as we recover the costs in rates.

Legal and Regulatory Matters: In March 2003, an individual who participated in the PSCW’s Port Washington CPCN proceedings filed a petition for review with the Dane County Circuit Court requesting the Court to reverse and remand in its entirety the PSCW’s December 2002 Order granting the CPCN (Port Order). This case was remanded back to the PSCW which, after reviewing certain environmental matters, affirmed the original CPCN. The same individual then filed additional appeals challenging the CPCN; however, in October 2004, the Court, at the request of the individual, dismissed all outstanding appeals related to the CPCN.

The construction of Port Units 1 and 2 required the receipt of many permits including permits relating to air and water quality. All construction permits have been received. In addition, with the construction of Port Units 1 and 2, Wisconsin Gas needed the approval from the WDNR for the construction of a natural gas lateral which will deliver fuel to the Units. After several discussions with the WDNR, Wisconsin Gas agreed to modify the planned route and mitigate certain environmental impacts. In July 2003, Wisconsin Gas received approval for construction for the natural gas lateral and the lateral was completed in December 2004.

Power the Future–Elm Road

Background: In November 2003, the PSCW issued an order (the Elm Road Order) granting us, as well as Wisconsin Energy and We Power, a CPCN to commence construction of two 615-megawatt coal-fired units (the Elm Road units) to be located near the site of our existing Oak Creek Power Plant. The first unit was scheduled to be operational in 2009 and the second unit was scheduled to be operational in 2010. The Elm Road Order concluded, among other things, that there was a need for additional electric generation for Southeastern Wisconsin and that a diversity of fuel sources best serves the interests of the state. The total cost for the two units was set at

39	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

$2.19 billion, adjusted for inflation, and the order provided for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. The CPCN was granted contingent upon us obtaining the necessary environmental permits. In April 2004, We Power entered into a contract with Bechtel to secure necessary engineering, design and construction services and major equipment components for these units. We Power expects that it will have co-owners that will have an interest in the project of approximately 17%.

Lease Terms: In October 2004, the PSCW approved the lease generation contracts between us and We Power for the Elm Road units. Key terms of the leased generation contracts include:

➢	The return on equity on the lease agreement with us will be set at 12.7% based upon a capital structure that includes 55% equity;
➢	Cost recovery over a 30 year period on a mortgage basis amortization schedule with the potential for subsequent renewals at reduced rates;
➢	Recovery of carrying costs during construction; and
➢	Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the Elm Road Order, which do not include the key financial terms.

In April 2004, the PSCW approved the deferral of certain costs related to the Elm Road units for recovery in future rates. In May 2004, we filed a request with the PSCW for an increase in rates due to several factors including the Elm Road lease payment costs. We expect to receive an order from the PSCW on this request in April 2005.

Legal and Regulatory Matters: The construction of the Elm Road units is subject to a number of regulatory approvals and legal challenges by third parties. The most notable remaining legal challenges relate to the Elm Road CPCN.

In November 2004, a Dane County Circuit Court judge reviewing challenges to the PSCW’s order authorizing We Power to build two coal-fired generating facilities on the site of our existing Oak Creek Power Plant vacated the CPCN and remanded it back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness of the application and in its decisions on several other points.

We, along with Wisconsin Energy, We Power, the PSCW and the WDNR filed motions for direct, expedited appeal in mid-December 2004 with the Supreme Court of Wisconsin. We believe that the appeal represents a clear need for prompt, ultimate judicial resolution of matters involving substantial public importance to Wisconsin. While the Dane County decision specifically addresses the Oak Creek expansion, we believe this order would make it very difficult for any new generation facilities to be built anywhere in the state. In addition to serious questions of reliability and availability of power, this decision also poses increased costs to customers. In January 2005, the Supreme Court of Wisconsin agreed to hear the appeal. The Supreme Court scheduled oral arguments in this matter for March 30, 2005. We anticipate a decision to be issued no later than June 30, 2005.

We continue to work with the PSCW, the WDNR and other agencies to obtain all required permits and project approvals. The major permits and the status regarding these permits are discussed below.

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Elm Road units. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and post hearing briefing concluded in September 2004. In November 2004, the administrative law judge approved the WDNR’s issuance of the wetlands and waterways permit (Chapter 30 permit) for the Elm Road units. In December 2004, two opponents filed a petition for review of the decision in Dane County Circuit Court. In January 2005, we filed a motion to dismiss the opponents’ petition. The WDNR has joined in this motion.

Wisconsin Energy has applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit at this location that is required for operation of the water intake and discharge system for the planned Elm Road and existing Oak Creek generating units. In January 2005, the WDNR published its notice of intent to issue a WPDES permit with a public comment period ending in February 2005. Additionally, Wisconsin Energy has applied to the Army Corps of Engineers for the federal permits necessary for the construction of the Elm

40	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Road units. We anticipate decisions on these permits in the first half of 2005. Decisions favorable to the project may be contested by project opponents.

In January 2004, the WDNR issued the Air Pollution Control and Construction Permit to us for the Elm Road units. In February 2004, certain project opponents filed a petition for judicial review in the Dane County Circuit Court. At the same time, the project opponents submitted a request for a contested case hearing with the WDNR which was granted. Petitioners subsequently agreed to dismiss their petition for judicial review. The contested case hearing was held in October 2004. In February 2005, an administrative law judge issued a decision affirming the WDNR January 2004 issuance of the Air Pollution Control and Construction Permit. In February 2005, the project opponents filed a petition for judicial review of the decision with the Dane County Circuit Court.

The terms of We Power’s construction contract with Bechtel for the Elm Road units presently provide that full notice to proceed must be given to Bechtel by July 1, 2005. In order for Bechtel to be able to proceed on July 1, it must begin site mobilization activities in May. Wisconsin Energy is unable to state whether the project could proceed if delayed beyond July 1, 2005.

In July 2004, we entered into an environmental and economic agreement with the Town of Caledonia (the community immediately adjacent to the Oak Creek plant site), covering Wisconsin Energy’s plans for expansion of the Oak Creek plant site and the associated increase in train and vehicular traffic that would result in the community. The agreement was approved by the Town Board in July 2004. The initial discussions were held at the suggestion of the PSCW in its decision approving the Elm Road Order. Under the agreement, we will take certain actions to mitigate the impact on the Town of construction of the Elm Road units, as well as pay the Town to mitigate certain community health and safety impacts. The Town will cooperate with us in the issuance of necessary local permits and dismiss its judicial appeal of the PSCW permits issued. The Town’s appeal was dismissed at the Town’s request in September 2004. Portions of the agreement concerning the impact payments are subject to review and approval by the PSCW. Our direct obligations under the agreement are not expected to have a material impact on our financial condition or results of operations.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas, and steam rates in the state of Wisconsin, while the FERC regulates our wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission (MPSC) regulates retail electric rates in the state of Michigan. We estimate that approximately 88% of our electric utility revenues are regulated by the PSCW, 7% are regulated by the MPSC and the balance of our electric revenues are regulated by the FERC. All of our gas and steam utility revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

Overview: In the state of Wisconsin, our rates are governed by an order from the PSCW issued in March 2000 in connection with the approval of Wisconsin Energy’s WICOR acquisition. Under this order, we are restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain exceptions. We may seek biennial rate reviews during the five-year rate restriction as a result of:

➢	Governmental mandates;
➢	Abnormal levels of capital additions required to maintain or improve reliable electric service; and
➢	Major gas lateral projects associated with approved natural gas pipeline construction projects.

In addition, the PSCW found that electric fuel cost adjustment procedures as well as gas cost recovery mechanisms would not be subject to the five-year rate restriction period and that it was reasonable to allow us to retain efficiency gains associated with the merger. As identified below, we have received rate increases during the five year restriction period for the exceptions listed above. Under the March 2000 order, a full rate review will be required by the PSCW for rates beginning in January 1, 2006. We expect to make a filing in 2005 in connection with this PSCW review.

41	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

The table below summarizes the anticipated annualized revenue impact of recent rate changes. Our current Wisconsin rates are based on an authorized return on common equity of 12.2%.

Service	Incremental Annualized Revenue Increase	Percent Change in Rates	Effective Date
	(Millions)	(%)

Fuel electric, Michigan	$3.4	8.0%	January 1, 2005
Fuel electric, Michigan	$1.3	3.1%	October 1, 2004
Retail steam, Wisconsin	$0.5	3.4%	May 5, 2004
Retail electric, Wisconsin (a)	$59.0	3.3%	May 5, 2004
Fuel electric, Michigan	$3.3	7.6%	January 1, 2004
Fuel electric, Wisconsin (b)	$6.1	0.3%	October 2, 2003
Fuel electric, Wisconsin (b)	$55.1	3.3%	March 14, 2003
Fuel electric, Michigan	$0.9	2.0%	January 1, 2003
Retail electric, Wisconsin (c)	$48.1	3.2%	October 22, 2002
Retail electric, Michigan (d)	$3.2	7.8%	September 16, 2002
Fuel electric, Michigan	$1.6	3.8%	January 1, 2002

(a)	In May 2004, the PSCW issued a final order authorizing an increase in electric rates for costs associated with the Port Washington power plant under construction and increased costs associated with low-income energy assistance.

(b)	In October 2003, the PSCW issued a final order authorizing a fuel surcharge for $6.1 million of additional fuel costs. In March 2003, the PSCW issued an interim order authorizing a surcharge for $55.1 million of additional fuel costs on an annualized basis subject to true up.

(c)	In October 2002, the PSCW issued its order authorizing a surcharge for recovery of $48.1 million of annual estimated incremental costs associated with the formation and operation of ATC.

(d)	In September 2002, the MPSC issued an order authorizing an annual electric retail rate increase of $3.2 million. In addition, the September 2002 order issued by the MPSC authorized us to include the transmission costs from ATC prospectively in its Power Supply Cost Recovery clause.

Limited Rate Adjustment Requests

2005 Revenue Deficiencies: In May 2004, we filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station and the Elm Road Generating Station being constructed as part of the Power the Future strategy, (2) costs associated with our energy efficiency procurement plan, and (3) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange highway project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for electric operations and $0.5 million (3.6%) for steam operations. In January 2005, as a result of litigation involving the Elm Road units, we amended this filing to reduce the total revenue request to $52.4 million. We anticipate receiving an order from the PSCW before April 2005.

2005 Fuel Recovery Filing: In February 2005, we filed an application with the PSCW for an increase in electric rates in the amount of $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. We expect to receive approval of the increase in fuel recoveries on an interim basis in March 2005. The revenues associated with this filing will be subject to refund and the costs associated with the filing will be audited by the PSCW. Under the fuel rules, we would have to refund to customers any over recoveries of fuel costs plus interest at a rate of 12.2%.

42	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Other Utility Rate Matters

Electric Transmission Cost Recovery: We transferred all of our transmission assets with the formation of ATC in January 2001. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed the deferral of transmission costs in excess of amounts imbedded in rates. We are allowed to earn a return on the unrecovered transmission costs at our weighted average cost of capital. As of December 31, 2004, we have deferred $109.6 million of unrecovered transmission costs. We expect to begin to recover these costs beginning in 2006.

Fuel Cost Adjustment Procedure: Within the state of Wisconsin, we operate under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. Imbedded within its base rates is an amount to recover fuel costs. Under the current fuel rules, no adjustments are made to rates as long as fuel and purchased power costs are expected to be within a 3% band of the costs imbedded in current rates for the twelve month period ending December 31. If however, annual fuel costs are expected to fall outside of the 3% band, and actual interim costs fall outside of established ranges, then we may file for a change in fuel recoveries on a prospective basis.

In Michigan, our electric utility operates under a Power Supply Cost Recovery (PSCR) mechanism which generally allows for the recovery of fuel and purchase power costs on a dollar for dollar basis.

Gas Cost Recovery Mechanism: Our natural gas operations operate under a gas cost recovery mechanism (GCRM) as approved by the PSCW. Generally, the GCRM allows for a dollar for dollar recovery of gas costs. There is an incentive mechanism under the GCRM which allows for increased revenues if we acquire gas lower than benchmarks approved by the PSCW. We earned $0.2 million of additional revenues during 2004 under the incentive portion of the GCRM compared with $6.0 million during 2003 and $1.6 million during 2002.

Bad Debt Costs: In 2003 and 2004, due to a combination of unusually high natural gas prices, a soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we saw a significant increase in residential uncollectible accounts receivable. Because of this, we requested and received letters from the PSCW which allowed us to defer the costs of residential bad debts to the extent that the costs exceeded the amounts allowed in rates. As a result of these letters from the PSCW, we deferred approximately $11.7 million in 2004 and $10.9 million in 2003 related to bad debt costs.

In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing is a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting.

Environmental Trust Financing: In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. In January 2005, we notified the PSCW that we would not issue the environmental trust bonds until the satisfactory resolution of tax rulings associated with the proposed securitization and the resolution of the Elm Road proceedings before the Wisconsin State Supreme Court. The issuance would also be dependent upon market conditions.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Day 2: In January 2005, we requested deferral accounting treatment from the PSCW for incremental costs or benefits that may occur due to the implementation of the Midwest ISO Day 2 energy markets, except for locational marginal pricing (LMP) energy costs. We anticipate receiving a decision related to this request prior to the scheduled start of the Midwest ISO energy market on April 1, 2005.

43	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Nuclear Refueling Outages–2005: In January 2005, we requested deferral accounting treatment for non-fuel operations and maintenance expenses related to the second nuclear refueling outage expected to occur in the fall of 2005. We estimate that the additional non-fuel operation and maintenance expense associated with the fall nuclear outage is approximately $15.0 million. The PSCW denied our request on March 10, 2005.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power required by modern digital equipment, we are evaluating and updating our electric distribution system as part of Wisconsin Energy’s Power the Future strategy. We are taking some immediate steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of our existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance our current electric distribution infrastructure. In the long-term, we are initiating a new asset management strategy that is expected to consistently provide the level of reliability needed for a digital economy, using new technology and advanced communications. In addition, we are participating in a world-wide consortium for electric infrastructure to support a digital society sponsored by the Electric Power Research Institute. Implementation of Wisconsin Energy’s Power the Future strategy is subject to a number of state and federal regulatory approvals. For additional information, see “Power the Future” above.

We had adequate capacity to meet all of our firm electric load obligations during 2004. All of our generating plants performed well during the hottest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates.

In May 2003, a flood at a hydroelectric dam owned by another utility forced a complete shutdown of our 618-megawatt Presque Isle Power Plant in Marquette, Michigan, which resulted in the curtailment of non-firm service to some customers, as well as brief interruptions to firm service. Deliveries to certain special contract customers in the Upper Peninsula of Michigan were also curtailed on several occasions because of transmission constraints in the area including an incident in December 2003. During the December incident, flow was interrupted on the three main electric transmission lines owned by ATC and connecting Wisconsin to the Upper Peninsula of Michigan. This incident also resulted in short outages to some firm customers.

We expect to have adequate capacity to meet all of our firm load obligations during 2005. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures during 2005 as we have in past years.

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

We are currently pursuing a proactive strategy to manage our environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of Wisconsin Energy’s Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) participating in regional initiatives to reduce the emissions of NOx from our fossil fuel-based generating facilities, (4) entering into agreements with the WDNR and EPA to reduce emissions of SO2 and NOx from our coal-fired power plants in Wisconsin and Michigan by more than 65% and mercury by 50% within 10 years, (5) recycling of ash from coal-fired generating units and (6) the clean-up of former manufactured gas plant sites. The capital cost of implementing the EPA agreement is estimated to be approximately $600 million over the ten years ending 2013. For further information concerning an associated consent decree, see “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial

44	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Statements in this report. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see “Nuclear Operations” below and “Note F–Nuclear Operations” in the Notes to Consolidated Financial Statements in this report, respectively.

National Ambient Air Quality Standards: In 2004, EPA began implementing the National Ambient Air Quality Standards (NAAQS) for 8-hour ozone and fine particulate matter (PM2.5) by designating non-attainment areas in the country. The states are currently developing rules to implement the new standards. Although specific emission control requirements are not yet defined, we believe that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. We expect that reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010, beginning with 1-hour ozone reductions. Reductions associated with the new fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. We are currently unable to predict the impact that the revised air quality standards might have on the operations of our existing coal-fired generating facilities.

Ozone Non-Attainment Standards: The 1-hour ozone non-attainment rules currently being implemented by the state of Wisconsin and ozone transport rules implemented by the state of Michigan limit NOx emissions in phases over the next five years.

We currently expect to incur total annual operation and maintenance costs of $1-2 million during the period 2004 through 2007 to comply with the Michigan and Wisconsin rules. In January 2000, the PSCW approved our comprehensive plan to meet the Wisconsin regulations, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period.

In April 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the 8-hour ozone NAAQS. States will be required to develop and submit State Implementation Plans to the EPA to demonstrate how they intend to comply with the 8-hour ozone NAAQS by June 2007. Reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010. We believe that compliance with the NOx emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the EPA’s 8-hour ozone NAAQS.

In December 2004, the EPA designated PM2.5 non-attainment areas in the country. All counties in the state of Wisconsin were designated as attainment with the standard. EPA published proposed regulations called the Clean Air Interstate Rule (CAIR) in January 2004 to facilitate the states in meeting the 8-hour ozone and PM 2.5 standards by addressing the regional transport of SO2 and NOx. The proposed rules would require NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern U.S. Wisconsin and Michigan are affected states under CAIR. The EPA is planning to issue the final CAIR regulations by March 15, 2005. We believe that compliance with the NOx and SO2 emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the CAIR rule.

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

The WDNR independently developed mercury emission control rules that affect electric utilities in Wisconsin. The mercury control rules became effective in October 2004. The rules require emission reductions of 40% by 2010 and 75% by 2015. The rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program. The rules state that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. State rules are to be changed to be consistent with, and no more restrictive than, any federal rules. Our compliance planning estimates show that no additional emission control investments are likely to be needed to meet the state mercury rules. This is because the federal rules are very likely to be in place prior to the compliance dates contained in the state rule. We are currently unable to predict the ultimate rules that will be developed and adopted by the EPA, and we are not able to predict the impact that the EPA’s mercury emission control rulemakings might have on the operations of our existing or anticipated coal-fired generating facilities.

45	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Manufactured Gas Plant Sites: We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

Ash Landfill Sites: We aggressively seek environmentally acceptable, beneficial uses for our combustion byproducts. For further information, see “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

EPA Information Requests: We received requests for information from the EPA regional offices pursuant to Section 114(a) of the Clean Air Act. For further information, see “Note P–Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

LEGAL MATTERS

Presque Isle Flood: During the second quarter of 2003, our Presque Isle Power Plant was temporarily shut down due to the failure of a hydroelectric reservoir dike which flooded Marquette, Michigan. We estimate that our fuel and purchased power costs increased by approximately $8 million due to the need for replacement power during the plant outage. These increased costs were included as part of the fuel surcharge request discussed above. In addition, we incurred approximately $13.5 million in damage to equipment and property. We are pursuing recovery from insurance carriers and other parties for the above costs. During 2004, we reached settlements with an insurance carrier for approximately $9.1 million. We are continuing to pursue recovery against the remaining insurance carriers and other third parties. We are continuing to analyze and refine the costs associated with this matter.

Stray Voltage: On July 11, 1996, the PSCW issued a final order regarding the stray voltage policies of Wisconsin’s investor-owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services.

In recent years, dairy farmers have commenced actions or made claims against us for loss of milk production and other damages to livestock allegedly caused by stray voltage, and more recently, ground currents resulting from the operation of our electrical system, even though that electrical system has been operated within the parameters of the PSCW’s order. In 2003, the Wisconsin Supreme Court upheld a Court of Appeals’ affirmance of a jury verdict against us in a stray voltage lawsuit and held that even though a utility company’s measurement of stray voltage is below the PSCW “level of concern,” that utility could still be found negligent in stray voltage cases. Additionally, the Court held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation.

As a result of this case, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW level of concern. Even though the claims which have been made against us with respect to stray voltage and ground currents are not expected to have a material adverse effect on our financial statements, we continue to evaluate various options and strategies to mitigate this risk.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant: We own two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture between us and affiliates of other unaffiliated utilities. Point Beach provided approximately 25% of our net electric energy supply during each of the three years ended December 31, 2004.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. In 2004, Unit 1 had a scheduled refueling outage in the second quarter and in 2003, Unit 2 had a scheduled refueling outage over the third and fourth quarters. In 2005, Unit 2 is scheduled to have a refueling outage in the second quarter and Unit 1 is scheduled to have a refueling outage over the third and fourth quarters. During the 2005 scheduled refueling

46	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

outages, we will replace the reactor vessel heads at each Unit. This work, along with other planned maintenance, is expected to result in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outage and we incur costs associated with replacement power.

The United States Nuclear Regulatory Commission (NRC) operating licenses for Point Beach expire in October 2010 for Unit 1 and in March 2013 for Unit 2. In February 2004, we and NMC filed an application with the NRC to renew the operating license for both units for an additional 20 years. The NRC has indicated that they expect to act on the license renewal request before January 2006.

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

During 2002 and 2003, the NRC issued Final Significance Determination letters for two red (high safety significance) inspection findings regarding problems identified by Point Beach with the performance of the auxiliary feedwater system recirculation lines. During 2003, the NRC conducted a three-phase supplemental inspection of Point Beach in accordance with NRC Inspection Procedure 95003 to review corrective actions for the findings as well as the effectiveness of the corrective action, emergency preparedness and engineering programs.

The inspection results were presented at a public meeting in December 2003, and documented in a February 2004 NRC letter to NMC. The NRC determined that the plant is being operated in a manner that ensures public safety but also identified several performance issues in the areas of problem identification and resolution, emergency preparedness, electrical design basis calculation control and engineering-operations communication.

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

As a result of the September 11, 2001 terrorist attacks, NRC and the industry have been strengthening security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. Point Beach has responded to NRC’s February 2002 Order for interim safeguards and security compensatory measures. Point Beach has also responded to NRC orders regarding security of independent spent fuel storage installations, design basis threat and security officer training and work hours.

Used Nuclear Fuel Storage and Disposal: We are authorized to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their current operating licenses, but not to exceed the original 48-canister capacity of the dry fuel storage facility.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987. The Nuclear Waste Policy Act established the Nuclear Waste Fund which is composed of payments made by the generators and owners of such waste and fuel. Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which we have paid a total of $200.3 million into the Nuclear Waste Fund over the life of the plant.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy’s failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, we filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. The matter is pending. We have incurred substantial damages to date and damages continue to accrue. We are seeking recovery of our damages in this lawsuit.

47	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

In July 2002, President Bush signed a resolution which allowed the United States Department of Energy to begin preparation of the application to the NRC for a license to design and build a spent fuel repository in Yucca Mountain in Nevada. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress remains slow as it has been subsequent to the California price and supply problems in early 2001. The FERC continues to strongly support large Regional Transmission Organizations (RTOs), which will affect the structure of the wholesale market To this end, the Midwest ISO is expected to implement a bid-based market including the use of LMPs to value electric transmission congestion. The Midwest ISO energy markets are currently slated to commence operation on April 1, 2005. The timeline for restructuring and retail access continues to be stretched out and it is uncertain when retail access will happen in Wisconsin. However, Michigan has adopted retail choice which potentially affects our Michigan operations. Deliberations are expected to continue in Congress on a federal energy bill containing changes that would impact the electric utility industry. In the past few years, bills have passed the U. S. House of Representatives, but were not passed by the Senate. Major issues in industry restructuring, implementation of RTO markets and market power mitigation received substantial attention in 2004. We continue to focus on infrastructure issues through Wisconsin Energy’s Power the Future growth strategy.

Restructuring in Wisconsin: Electric utility revenues in Wisconsin are regulated by the PSCW. Due to many factors, including relatively competitive electric rates charged by the state’s electric utilities, Wisconsin is proceeding with restructuring of the electric utility industry at a much slower pace than many other states in the United States. Instead, the PSCW has been focused in recent years on electric reliability infrastructure issues for the state of Wisconsin such as:

➢	Addition of new generating capacity in the state;

➢	Modifications to the regulatory process to facilitate development of merchant generating plants;

➢	Continued development of a regional independent electric transmission system operator; and

➢	Improvements to existing and addition of new electric transmission lines in the state.

The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin Legislature. No such legislation has been introduced in Wisconsin to date.

Restructuring in Michigan: Electric utility revenues in Michigan are regulated by the MPSC. In June 2000, the Governor of Michigan signed the “Customer Choice and Electric Reliability Act” into law empowering the MPSC to implement electric retail access in Michigan. The new law provides that as of January 1, 2002, all Michigan retail customers of investor-owned utilities have the ability to choose their electric power producer. The Michigan Retail Access law was characterized by the Michigan Governor as “Choice for those who want it and protection for those who need it.”

As of January 1, 2002, our Michigan retail customers were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We have maintained our generation capacity and distribution assets and provide regulated service as we have in the past. We continue providing distribution and customer service functions regardless of the customer’s power supplier.

Competition and customer switching to alternative suppliers in our service territory in Michigan has been limited. With the exception of two general inquiries, no alternate supplier activity has occurred in our service territory in

48	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

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

Electric Transmission and Energy Markets

American Transmission Company: Effective January 1, 2001, we transferred all of our electric utility transmission assets to ATC in exchange for an ownership interest in this new company. Joining ATC is consistent with the FERC’s Order No. 2000, intended to foster competition, efficiency and reliability in the electric industry.

ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. As of February 1, 2002, operational control of ATC’s transmission system was transferred to the Midwest ISO and we became a non-transmission owning member and customer of the Midwest ISO.

Midwest ISO: In connection with its status as a FERC approved RTO, the Midwest ISO is in the process of implementing a bid-based energy market which is currently scheduled to be implemented on April 1, 2005. As part of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. As proposed to the FERC and preliminarily approved, the LMP system will include the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs), which will be initially allocated by the Midwest ISO, and, it is anticipated, will be available through an auction-based system run by the Midwest ISO. Currently, there are several different estimates, both positive and negative, of the impacts of the LMP pricing system on Wisconsin and the Upper Peninsula of Michigan’s utilities (also known as WUMS utilities).

In August 2004, the FERC accepted the Midwest ISO Energy Markets Tariff (August 2004 Plan), subject to further development on certain issues and subsequent compliance filings by the Midwest ISO. Included in the plan were mitigation features, which were proposed by us and other WUMS utilities, to minimize the potential cost impacts of the start of the market on the WUMS utilities. Also included was an FTR mitigation plan for entities in highly congested areas such as WUMS. The August 2004 Plan is subject to numerous requests for rehearing which may result in further modifications to the Tariff.

It is unknown at this time what, if any, financial impact the LMP congestion pricing system might have on us. The Midwest ISO recently completed its first allocation of FTRs for the period starting April 1, 2005 and ending August 31, 2005. We received 94% of the FTRs that we requested in the allocation process. The FTR allocation process will be performed again for the period from September 1, 2005 to May 31, 2006, and it is unknown how many FTRs we will be granted during that allocation process.

The Midwest ISO is currently deferring the costs to develop and start-up its energy market (new software systems and personnel). Once the market is operational, the development and start-up costs will be charged to the Midwest ISO’s market participants, including us.

To mitigate the risks of this new bid-based energy market, we requested deferral accounting treatment from the PSCW in January 2005 for incremental costs or benefits that may occur due to the implementation of the Midwest ISO “Day 2” energy markets. Our request excluded LMP energy costs which will be recoverable under Wisconsin’s Fuel Cost Adjustment Procedure. We anticipate receiving a decision related to this request prior to the scheduled start of the Midwest ISO market on April 1, 2005.

In the Midwest ISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each Midwest ISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This “license plate” rate design is scheduled to be replaced after a six-year phase-in of rates in the Midwest ISO; but it also was the subject of a proceeding in which a new rate design governing service in the combined Midwest ISO and PJM Interconnection, L.L.C (PJM) service territories was to be

49	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

developed. However, the FERC has ordered the elimination of through and out transmission charges for transactions between the Midwest ISO and the PJM.

In November 2004, FERC issued an order allowing the existing Midwest ISO license plate rate design to continue until at least February 1, 2008. In addition, FERC ordered a seams elimination charge to be paid by Midwest ISO LSE’s from December 1, 2004 until March 31, 2006 to compensate transmission owners for the loss of revenues resulting from the joining of an RTO and/or FERC’s elimination of through and out transmission charges between the Midwest ISO and PJM. The FERC ordered that certain existing transmission transactions continue to pay for through and out service from December 1, 2004 until March 31, 2006. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. We are currently unable to determine the impact on us.

Lost Revenue Charges: The FERC permits transmission owning utilities that have not joined an RTO to propose a charge to recover revenues that would be lost as a result of RTO membership. These lost revenues result from FERC’s requirement that, within an RTO and for transmission between the systems operated by the Midwest ISO and PJM, entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO.

Discussions as to appropriate lost revenue charges with regard to several entities’ decisions, including that of Commonwealth Edison Company, a non-affiliated Illinois utility that provides us with transmission service, to place their transmission facilities under the control of PJM were terminated in September 2004. In lieu of charging the previously ordered seam elimination cost adjustment, the FERC permitted the Midwest ISO, PJM and the affected entities, including Commonwealth Edison Company, to continue to charge their existing rates for transmission to adjoining areas until December 1, 2004, after which the affected entities as directed by the FERC, were required to develop a new rate design that will eliminate the multiple charges between the service territories of the Midwest ISO and PJM. Proposals addressing the rate design issue were filed at the FERC on October 1, 2004. These proposals were rejected by the FERC and the transmission owners. The Midwest ISO and PJM were directed to file Seams Elimination Charge Adjustment (SECA) proposals to be effective December 1, 2004. As previously noted, the reasonableness and magnitude of the proposed SECA charges has been set for a hearing. For further information see the above discussion related to Midwest ISO.

Congestion Charges on Other Systems: Effective May 1, 2004, Commonwealth Edison transferred control of its transmission facilities to PJM, at which time PJM’s LMP based congestion pricing system began to apply to transmission service on Commonwealth Edison’s facilities. We were allocated FTRs for virtually all of our PJM transmission through May 31, 2005, and a new allocation will take place for the period June 1, 2005 through May 31, 2006. To date, we have experienced minimal net congestion costs associated with our FTRs in PJM. Congestion costs are included under the definition of fuel for the Wisconsin Fuel Cost Adjustment Procedure.

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

ACCOUNTING DEVELOPMENTS

New Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating

50	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

the provisions of SFAS 123R and expect to adopt it on July 1, 2005. We have not yet determined the method of transition. See
“Note B–Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements in this report for additional information.

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

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments.

Regulatory Accounting: Our electric, gas and steam operations operate under rates established by state and federal regulatory commissions, which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2004, we had $656.6 million in regulatory assets and $600.2 million in regulatory liabilities in comparison to $443.4 million of regulatory assets and $561.7 million of regulatory liabilities as of December 31, 2003. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See “Note C–Regulatory Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information.

Pension and Other Post-retirement Benefits: Our reported costs of providing non-contributory defined pension benefits (described in “Note L–Benefits” in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with SFAS 87, Employers’ Accounting for Pensions, changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

51	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Pension Plans Actuarial Assumption (a)	Impact on Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$5.8

0.5% decrease in expected rate of return on plan assets	$3.5

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

In addition to pension plans, we maintain other post-retirement benefit plans, which provide health and life insurance benefits for retired employees (described in “Note L–Benefits” in the Notes to Consolidated Financial Statements). We account for these plans in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Post-retirement Benefits Other than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased other post-retirement costs in future periods.

Similar to accounting for pension plans, the regulators of our utility operations have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post-retirement Benefit Plans Actuarial Assumption (a)	Impact on Reported Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$2.2

0.5% decrease in health care cost trend rate	($1.4)

0.5% decrease in expected rate of return on plan assets	$0.4

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

Unbilled Revenues: We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2004 of $2.6 billion included accrued utility revenues of $164.5 million at December 31, 2004.

52	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

Asset Retirement Obligations: We account for legal liabilities for asset retirements at fair value in the period in which they are incurred according to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 applies primarily to decommissioning costs for Point Beach Nuclear Plant. Using a discounted future cash flow methodology, our estimated nuclear asset retirement obligation was approximately $745 million at December 31, 2004.

Calculation of this asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm, as well as several significant assumptions including the timing of future cash flows, future inflation rates, the discount rate applied to future cash flows and an 85% probability of plant relicensing. Assuming the following changes in key assumptions and holding all other assumptions constant, we estimate that our nuclear asset retirement obligation at December 31, 2004 would have changed by the following amounts:

Change in Assumption	Change in Liability
(Millions of Dollars)

1% increase in inflation rate	$250
1% decrease in inflation rate	($185)

0% probability of license extension	$153
100% probability of license extension	($27)

We were unable to identify a viable market for or third party who would be willing to assume this liability. Accordingly, we have used a market-risk premium of zero when measuring our nuclear asset retirement obligation. We estimate that for each 1% increment that would be included as a market-risk premium, our nuclear asset retirement obligation would increase by approximately
$7.5 million.

For additional information concerning SFAS 143 and our estimated nuclear asset retirement obligation, see “Note I–Asset Retirement Obligations” and “Note F–Nuclear Operations” in the Notes to Consolidated Financial Statements.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by or on behalf of Wisconsin Electric. These statements are based upon management’s current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-looking statements. When used in written documents or oral presentations, the terms “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “objectives,” “plans,” “possible,” “potential,” “projects” and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

➢	Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated changes in fossil fuel, nuclear fuel, purchased power, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; nuclear or environmental incidents; resolution of used nuclear fuel storage and disposal issues; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

➢	Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation

53	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; recovery of costs associated with adoption of changed accounting standards; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; changes in the United States Nuclear Regulatory Commission’s regulations related to Point Beach Nuclear Plant or a permanent repository for used nuclear fuel; changes in the regulations of the United States Environmental Protection Agency as well as the Wisconsin or Michigan Departments of Natural Resources, including but not limited to regulations relating to the release of emissions from fossil-fueled power plants such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates or mercury; the siting approval process for new generation and transmission facilities; recovery of costs associated with implementation of a bid-based energy market; or changes in the regulations from the Wisconsin Department of Natural Resources related to the siting approval process for new pipeline construction.

➢	Unexpected difficulties or unanticipated effects of the qualified five-year electric and gas rate freeze ordered by the Public Service Commission of Wisconsin as a condition of its approval of the merger of Wisconsin Energy Corporation and WICOR, Inc. in 2000.

➢	The changing electric and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the electric and gas markets resulting in increased wholesale and retail competition.

➢	Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc’s bid-based energy market scheduled to start up in 2005 and the associated outcome of our request of the Public Service Commission of Wisconsin to defer for potential future rate recovery the incremental costs or benefits resulting from this new energy market.

➢	Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

➢	Factors which impede execution of Wisconsin Energy’s Power the Future strategy announced in September 2000 and revised in February 2001, including receipt of necessary state and federal regulatory approvals, timely and successful resolution of legal challenges; local opposition to siting of new generating facilities; construction risks and obtaining the investment capital from outside sources necessary to implement the strategy.

➢	Changes in social attitudes regarding the utility and power industries.

➢	Customer business conditions including demand for their products or services and supply of labor and material used in creating their products and services.

➢	The cost and other effects of legal and administrative proceedings, settlements, investigations and claims and changes in those matters.

➢	Factors affecting the availability or cost of capital such as: changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or any of our subsidiaries; or security ratings.

➢	Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; electric and gas industry restructuring initiatives; changes in the Price-Anderson Act; changes in environmental laws and regulations; or changes in allocation of energy assistance, including state public benefits funds.

➢	Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

➢	Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

54	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–(Cont’d)

➢	Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission filings or in other publicly disseminated written documents.

*****

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Factors Affecting Results, Liquidity and Capital Resources–Market Risks and Other Significant Risks” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which we are exposed.

55	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31

	2004	2003	2002
	(Millions of Dollars)
Total Operating Revenues	$2,616.6	$2,521.9	$2,295.9
Operating Expenses
Fuel and purchased power	585.4	562.4	493.9
Cost of gas sold	376.9	355.4	240.8
Other operation and maintenance	844.7	784.0	736.3
Depreciation, decommissioning and amortization	274.1	276.2	267.9
Property and revenue taxes	76.3	72.6	71.7

Total Operating Expenses	2,157.4	2,050.6	1,810.6

Operating Income	459.2	471.3	485.3
Other Income and Deductions, Net	33.5	31.5	24.3
Interest Expense	89.6	91.2	92.7

Income Before Income Taxes	403.1	411.6	416.9
Income Taxes	153.2	154.9	157.7

Net Income	249.9	256.7	259.2
Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$248.7	$255.5	$258.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

56	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31

	2004	2003	2002
	(Millions of Dollars)
Operating Activities
Net income	$249.9	$256.7	$259.2
Reconciliation to cash
Depreciation, decommissioning and amortization	294.9	301.9	282.3
Nuclear fuel expense amortization	24.0	25.3	27.3
Equity in earnings of unconsolidated affiliate	(26.4)	(22.8)	(20.4)
Distribution from unconsolidated affiliate	20.4	17.6	18.1
Deferred income taxes and investment tax credits, net	136.8	(1.7)	(31.9)
Accrued income taxes, net	(64.4)	(6.0)	37.2
Deferred transmission costs	(36.3)	(9.5)	(40.2)
Deferred lease costs	(28.2)	(17.4)	–
Change in–Accounts receivable and accrued revenues	(28.7)	5.3	(26.1)
Other accounts receivable	–	–	116.4
Inventories	2.4	(31.7)	(17.4)
Other current assets	(6.5)	(5.9)	2.0
Accounts payable	57.1	(8.7)	(20.0)
Other current liabilities	5.0	7.5	22.3
Other	30.8	3.6	47.5

Cash Provided by Operating Activities	630.8	514.2	656.3
Investing Activities
Capital expenditures	(358.9)	(343.7)	(365.7)
Investments	(23.2)	–	–
Nuclear fuel	(30.0)	(38.3)	(20.7)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Other	5.8	(3.2)	(12.1)

Cash Used in Investing Activities	(423.9)	(402.8)	(416.1)
Financing Activities
Dividends paid on common stock	(179.6)	(179.6)	(179.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	397.0	635.5	1.3
Retirement and redemption of long-term debt	(290.1)	(502.5)	(251.1)
Change in short-term debt	(126.4)	(38.9)	182.4
Other	(0.5)	(18.0)	–

Cash Used in Financing Activities	(200.8)	(104.7)	(248.2)

Change in Cash and Cash Equivalents	6.1	6.7	(8.0)
Cash and Cash Equivalents at Beginning of Year	20.0	13.3	21.3

Cash and Cash Equivalents at End of Year	$26.1	$20.0	$13.3

Supplemental Information–Cash Paid For
Interest (net of amount capitalized)	$103.9	$112.1	$114.8
Income taxes (net of refunds)	$53.6	$148.7	$124.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

57	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

December 31

ASSETS

	2004	2003
	(Millions of Dollars)
Property, Plant and Equipment
Electric	$5,752.0	$5,726.6
Gas	687.5	671.0
Steam	76.3	69.7
Common	302.1	299.0
Other	55.1	52.8

	6,873.0	6,819.1
Accumulated depreciation	(2,637.9)	(2,571.4)

	4,235.1	4,247.7
Construction work in progress	153.6	68.3
Leased facilities, net	98.9	104.6
Nuclear fuel, net	85.0	78.4

Net Property, Plant and Equipment	4,572.6	4,499.0
Investments
Nuclear decommissioning trust fund	737.8	674.4
Equity investment in transmission affiliate	165.3	136.2
Other	0.5	0.7

Total Investments	903.6	811.3
Current Assets
Cash and cash equivalents	26.1	20.0
Accounts receivable, net of allowance for doubtful accounts of $20.2 and $26.6	253.3	239.3
Accrued revenues	164.5	149.8
Materials, supplies and inventories	273.8	276.2
Prepayments	86.9	95.6
Deferred income taxes–current	–	42.4
Other	1.4	3.6

Total Current Assets	806.0	826.9
Deferred Charges and Other Assets
Regulatory assets	644.7	443.4
Other	123.4	64.0

Total Deferred Charges and Other Assets	768.1	507.4

Total Assets	$7,050.3	$6,644.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

58	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

December 31

CAPITALIZATION AND LIABILITIES

	2004	2003
	(Millions of Dollars)
Capitalization
Common equity	$2,204.2	$2,131.9
Preferred stock	30.4	30.4
Long-term debt	1,683.1	1,435.3

Total Capitalization	3,917.7	3,597.6
Current Liabilities
Long-term debt due currently	23.7	164.2
Short-term debt	189.5	315.9
Accounts payable	249.8	184.9
Payroll and vacation accrued	65.2	58.1
Taxes accrued–income and other	38.3	103.7
Interest accrued	8.7	12.2
Deferred income taxes–current	6.7	–
Other	86.3	91.1

Total Current Liabilities	668.2	930.1
Deferred Credits and Other Liabilities
Asset retirement obligations	762.2	732.0
Regulatory liabilities	600.2	561.7
Deferred income taxes–long-term	548.5	456.4
Minimum pension liability	248.0	113.8
Accumulated deferred investment tax credits	56.9	61.4
Other long-term liabilities	248.6	191.6

Total Deferred Credits and Other Liabilities	2,464.4	2,116.9

Commitments and Contingencies (Note P)	–	–

Total Capitalization and Liabilities	$7,050.3	$6,644.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

59	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31

		2004	2003
		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock–$10 par value; authorized 65,000,000 shares; outstanding–33,289,327 shares		$332.9	$332.9
Other paid in capital		538.3	532.4
Retained earnings		1,339.9	1,270.8
Accumulated other comprehensive income (loss)		(6.9)	(4.2)

Total Common Equity		2,204.2	2,131.9
Preferred Stock
Six Per Cent. Preferred Stock–$100 par value; authorized 45,000 shares; outstanding–44,498 shares		4.4	4.4
Serial preferred stock–
$100 par value; authorized 2,286,500 shares; 3.60% Series redeemable at $101 per share; outstanding–260,000 shares		26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		–	–

Total Preferred Stock		30.4	30.4
Long-Term Debt
First mortgage bonds	7 1/4% due 2004	–	140.0
Debentures (unsecured)	6 5/8% due 2006	200.0	200.0
	9.47% due 2006	1.4	2.1
	3.50% due 2007	250.0	–
	4.50% due 2013	300.0	300.0
	6 1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	6 7/8% due 2095	100.0	100.0
Notes (secured, nonrecourse)	2% stated rate due 2011	1.3	1.3
	4.81% effective rate due 2030	2.0	2.0
Notes (unsecured)	6.36% effective rate due 2006	2.4	3.6
	2.10% variable rate due 2006 (a)	1.0	1.0
	2.10% variable rate due 2015 (a)	17.4	17.4
	1.25% variable rate due 2016 (b)	–	67.0
	1.65% variable rate due 2016 (a)	67.0	–
	1.52% variable rate due 2030 (b)	–	80.0
	1.70% variable rate due 2030 (a)	80.0	–
Obligations under capital leases		212.9	213.2
Unamortized discount		(13.6)	(13.1)
Long-term debt currently due		(23.7)	(164.2)

Total Long-Term Debt		1,683.1	1,435.3

Total Capitalization		$3,917.7	$3,597.6

(a)	Variable interest rate as of December 31, 2004.
(b)	Variable interest rate as of December 31, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

60	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common Stock	Other Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Millions of Dollars)
Balance–December 31, 2001	$332.9	$530.7	$1,116.5	$–	$1,980.1
Net income			259.2		259.2
Other comprehensive income (loss)
Minimum pension liability				(8.1)	(8.1)
Hedging, net				(0.5)	(0.5)

Comprehensive Income (loss)	–	–	259.2	(8.6)	250.6
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)

Balance–December 31, 2002	$332.9	$530.7	$1,194.9	($8.6)	$2,049.9
Net income			256.7		256.7
Other comprehensive income
Minimum pension liability				3.9	3.9
Hedging, net				0.5	0.5

Comprehensive Income	–	–	256.7	4.4	261.1
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax benefit of exercised stock options allocated from Parent		1.7			1.7

Balance–December 31, 2003	$332.9	$532.4	$1,270.8	($4.2)	$2,131.9
Net income			249.9		249.9
Other comprehensive income
Minimum pension liability				(2.9)	(2.9)
Hedging, net				0.2	0.2

Comprehensive Income	–	–	249.9	(2.7)	247.2
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax benefit of exercised stock options allocated from Parent		5.9			5.9

Balance–December 31, 2004	$332.9	$538.3	$1,339.9	($6.9)	$2,204.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

61	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General: Wisconsin Electric Power Company (Wisconsin Electric, the Company, our, us or we), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin. We consolidate our wholly owned subsidiary Bostco LLC (Bostco). Bostco owns real estate properties, with total assets of $41.8 million as of December 31, 2004 that are eligible for historical rehabilitation tax credits.

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

Reclassifications: We have reclassified certain prior year financial statement amounts to conform to their current year presentation. These reclassifications had no effect on net income, total assets or cash flow from operations.

Revenues: We recognize energy revenues on the accrual basis and include estimated amounts for service rendered but not billed.

Our rates include base amounts for estimated fuel and purchased power costs. We can request recovery of fuel and purchased power costs prospectively from retail electric customers in the Wisconsin jurisdiction through our rate review process with the Public Service Commission of Wisconsin (PSCW) and in interim fuel cost hearings when such annualized costs are more than 3% higher than the forecasted costs used to establish rates.

Our retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs. We defer any difference between actual gas costs incurred (adjusted for a sharing mechanism) and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

Other Income and Deductions, Net: We had the following other income and deductions for the years ended December 31:

Other Income and Deductions, Net	2004	2003	2002
	(Millions of Dollars)

Equity in Earnings of Unconsolidated Affiliate	$26.4	$22.8	$20.4
Carrying Costs on Deferred Assets	12.4	9.3	6.1
AFUDC-Equity	1.7	2.4	3.5
Interest Income	0.3	0.6	2.1
Donations and Contributions	(5.6)	(3.1)	(2.8)
EPA Consent Decree Civil Penalty	–	(3.2)	–
Debt Redemption Costs	–	–	(5.3)
Other, net	(1.7)	2.7	0.3

Total Other Income and Deductions	$33.5	$31.5	$24.3

62	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

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

We collect future removal costs in our rates for many assets that do not have an associated legal asset retirement obligation. We record a liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $419.1 million as of December 31, 2004 and $400.6 million as of December 31, 2003.

We include capitalized software costs associated with our regulated operations under the caption “Property, Plant and Equipment” on the Consolidated Balance Sheets. As of December 31, 2004 and 2003, the net book value of our capitalized software totaled $27.7 million and $34.1 million, respectively. The estimated useful life of our capitalized software is five years.

Our utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 4.3% in 2004, 4.2% in 2003 and 4.5% in 2002. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note F).

We record other property, plant and equipment at cost. Cost includes material, labor, overheads and capitalized interest. We charge additions to and significant replacements of property to property, plant and equipment at cost and we charge minor items to maintenance expense. Upon retirement or sale of other property and equipment we remove the cost and related accumulated depreciation from the accounts and include any gain or loss in Other Income and Deductions, Net in the Consolidated Income Statements.

For assets other than our regulated assets, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets.

Allowance For Funds Used During Construction: Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds (AFUDC-debt) used during plant construction and a return on stockholders’ capital (AFUDC-equity) used for construction purposes. AFUDC-debt is recorded as a reduction in interest expense and AFUDC-equity is recorded in Other Income and Deductions, Net.

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

We recorded the following AFUDC for the years ended December 31:

	2004	2003	2002
	(Millions of Dollars)

AFUDC-Debt	$0.9	$1.2	$1.7
AFUDC-Equity	$1.7	$2.4	$3.5

63	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

Materials, Supplies and Inventories: Our inventory at December 31 consisted of:

Materials, Supplies and Inventories	2004	2003
	(Millions of Dollars)

Natural Gas in Storage	$102.9	$83.8
Fossil Fuel	86.3	107.0
Materials and Supplies	84.6	85.4

Total	$273.8	$276.2

We price substantially all fossil fuel, materials and supplies and natural gas in storage inventories using the weighted-average method of accounting.

Regulatory Accounting: We account for our regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific rate orders or by a generic order issued by our primary regulator. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. As of December 31, 2004, we had approximately $43.3 million of regulatory assets that were not earning a return. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). For further information, see Note C.

Derivative Financial Instruments: We have derivative physical and financial instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. However, our use of financial instruments is limited. For further information, see Note J.

Cash and Cash Equivalents: Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restrictions: Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. We do not believe that these restrictions will materially affect our operations.

Asset Retirement Obligations: We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. Consistent with SFAS 143, we record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset’s useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under SFAS 143. For further information see Note I.

Investments: We consolidate investments in affiliated companies in which we have a controlling financial interest. We account for investments in other affiliated companies in which we do not maintain control using the equity method. As of December 31, 2004 and 2003, we had a total ownership interest of approximately 33.2% and 34.6%, respectively, in American Transmission Company LLC (ATC). We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of

64	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

the voting control. We account for our investment in ATC under the equity method. For more information on ATC, see Note O.

Nuclear Fuel Amortization: We lease our nuclear fuel and amortize the fuel inventory to fuel expense as the power is generated, generally over a period of 60 months.

Income Taxes: We follow the liability method in accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. Tax credits associated with regulated operations are deferred and amortized over the life of the assets. For further information, see Note E.

We are included in Wisconsin Energy’s consolidated Federal income tax return. Wisconsin Energy allocates Federal tax expense or credits to us based on our separate tax computation.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment. Historical rehabilitation credits are reported in income in the year claimed.

Wisconsin Energy allocates the tax benefit of stock options exercised to us to the extent the option holder’s payroll cost was incurred by us. We record the allocated tax benefit as an addition to paid in capital.

B–RECENT ACCOUNTING PRONOUNCEMENTS

Share Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and expect to adopt it on July 1, 2005.

C–REGULATORY ASSETS AND LIABILITIES

Our regulatory assets and liabilities at December 31 consist of:

Regulatory Assets	2004	2003
	(Millions of Dollars)

Unrecognized pension costs (See Note L)	$202.5	$70.4
Deferred electric transmission costs	109.6	73.3
Deferred income tax related	96.4	132.3
Plant related–capital lease (See Note G)	61.1	54.5
Unrecovered plant costs	45.9	9.0
Environmental costs	45.5	48.7
Bad debt costs	22.7	10.9
Other, net	61.0	44.3

Total Regulatory Assets	$644.7	$443.4

65	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

Regulatory Liabilities	2004	2003
	(Millions of Dollars)

Cost of removal obligations (See Notes F and I)	$419.1	$400.6
Income tax related	96.8	112.2
Other, net	84.3	48.9

Total Deferred Regulatory Liabilities	$600.2	$561.7

We record a minimum pension liability to reflect the funded status of our pension plans (see Note L). We have concluded that substantially all of the unrecognized pension costs resulting from the recognition of our minimum pension liability that relate to our utility operations qualify as a regulatory asset.

In October 2002, the PSCW issued an order authorizing us to implement a surcharge for recovery of annual electric transmission costs projected through 2005. In addition, the PSCW order authorized escrow accounting treatment for transmission costs. The difference between actual incremental transmission costs incurred and the amount being recovered is charged to the escrow account. We have deferred a total of $109.6 million of electric transmission costs as a regulatory asset through December 31, 2004.

We record deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2004, we have recorded $45.5 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $29.3 million of deferrals for actual remediation expenditures and a $16.2 million accrual for estimated future site remediation (See Note P). In addition, we have deferred $10.6 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We expect to include total actual remediation costs incurred net of the related insurance recoveries in our next rate case at which time we would begin amortizing these costs over the following five years.

As part of Wisconsin Energy’s Power the Future initiative, the PSCW approved the retirement and removal of the Port Washington Power Plant coal units to make way for construction of gas fired facilities. In a September 27, 2003 order, the Commission authorized transferring the undepreciated costs and related removal amounts to a regulatory asset account. These deferred unrecovered plant costs totaled $45.9 million at December 31, 2004.

In 2003 and 2004, the PSCW approved our request to defer bad debt write-offs to the extent that the write-offs exceeded amounts allowed in rates. As of December 31, 2004, we have deferred a regulatory asset of $22.7 million for bad debt costs. In February 2005, the PSCW approved our request for escrow accounting for residential bad debts in 2005. We will request approval to recover all deferred residential bad debt costs in our next Wisconsin rate case.

D–VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). This standard requires an enterprise that is the primary beneficiary of a variable interest entity to consolidate that entity. We applied the Interpretation to any existing interests in variable interest entities beginning in the third quarter of 2003. In October 2003, the FASB deferred the adoption of FIN 46 for all entities commonly referred to as special-purpose entities to the first reporting period ending after December 15, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46 and deferred the effective date for interests held in variable interest entities other than special purpose entities to financial statements for periods ending after March 15, 2004. We adopted FIN 46R in the first quarter of 2004.

66	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity’s facilities and receive electric power. We pay the entity a “toll” to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity’s facility. We have approximately $736.3 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

E–INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2004	2003	2002
	(Millions of Dollars)

Current tax expense	$16.4	$156.6	$189.7
Deferred income taxes, net	141.2	2.8	(27.5)
Investment tax credit, net	(4.4)	(4.5)	(4.5)

Total Income Tax Expense	$153.2	$154.9	$157.7

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2004			2003			2002
Income Tax Expense	Amount	Effective Tax Rate		Amount	Effective Tax Rate		Amount	Effective Tax Rate
	(Millions of Dollars)
Expected tax at
statutory federal tax rates	$141.1	35.0%		$144.1	35.0%		$145.9	35.0%
State income taxes
net of federal tax benefit	19.0	4.7%		19.3	4.7%		20.2	4.8%
Investment tax credit restored	(4.4)	(1.1%	)	(4.5)	(1.1%	)	(4.5)	(1.0%	)
Historical rehabilitation credits	(1.0)	(0.2%	)	(3.3)	(1.0%	)	(2.5)	(0.6%	)
Other, net	(1.5)	(0.4%	)	(0.7)	–		(1.4)	(0.4%	)

Total Income Tax Expense	$153.2	38.0%		$154.9	37.6%		$157.7	37.8%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

67	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

	Current Assets (Liabilities)		Long-Term Liabilities (Assets)
Deferred Income Taxes	2004	2003	2004	2003
	(Millions of Dollars)

Property-related	$–	$–	$721.9	$632.5
Construction advances	–	–	(80.1)	(82.9)
Decommissioning trust	–	–	(74.5)	(65.5)
Prepaid taxes and insurance	(29.5)	–	–	–
Uncollectible account expense	(3.9)	9.8	–	–
Employee benefits and compensation	10.5	10.6	(62.4)	(44.3)
Deferred transmission costs	–	–	40.5	21.8
Other	16.2	22.0	3.1	(5.2)

Total Deferred Income Taxes	($6.7)	$42.4	$548.5	$456.4

We have also recorded deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (See Note C).

F–NUCLEAR OPERATIONS

Point Beach Nuclear Plant: We own two 518-megawatt electric generating units at Point Beach Nuclear Plant (Point Beach) in Two Rivers, Wisconsin. We currently expect the two units at Point Beach to operate to the end of their operating licenses, which expire in October 2010 for Unit 1 and in March 2013 for Unit 2. In February 2004, we and Nuclear Management Company (NMC) filed an application with the United States Nuclear Regulatory Commission (NRC) to renew the operating licenses for both of our nuclear reactors for an additional 20 years. We expect the NRC to make a decision on the license extension application by January 2006, based upon the NRC’s published schedule.

Nuclear Insurance: The Price-Anderson Act currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.6 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.3 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $99.2 million per reactor (we own two) with a limit of $10.0 million per reactor within one calendar year. As the owner of Point Beach, we would be obligated to pay our proportionate share of any such assessment.

Through our membership in Nuclear Electric Insurance Limited (NEIL), we carry decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.1 billion at Point Beach. Under policies issued by NEIL, the insured member may be liable for a retrospective premium in the event of catastrophic losses exceeding the full financial resources of NEIL. Our maximum retrospective liability under the above policies is $16.5 million.

We also maintain insurance with NEIL through which we can recover up to $3.5 million per week, subject to a total limit of $490 million, during any prolonged outage at Point Beach caused by accidental property damage. Our maximum retrospective liability under this policy is $9.6 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect us from material adverse impact.

68	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

Nuclear Decommissioning: We record decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning funding was $17.6 million for each of the years ended 2004, 2003 and 2002. As of December 31, 2004 and 2003, we had the following investments in Nuclear Decommissioning Trusts, stated at fair value.

	2004	2003
	(Millions of Dollars)

Funding and Realized Earnings	$529.1	$485.2
Unrealized Gains	208.7	189.2

Total Investments	$737.8	$674.4

As of December 31, 2004, approximately 66.7% of the trusts’ assets were invested in equity securities and 33.3% were invested in debt securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund are determined on the basis of specific identification; net unrealized gains on the fund are recorded as part of the fund.

We record an Asset Retirement Obligation (ARO) under SFAS 143 for future decommissioning costs based upon the net present value of the expected cash flows associated with our legal obligation to decommission our nuclear plants. As of December 31, 2004 and 2003, our ARO associated with nuclear decommissioning totaled $745.3 million and $708.5 million, respectively. We recover decommissioning costs in our regulated rates. We record a regulatory asset to the extent that our decommissioning ARO exceeds amounts collected in rates and cumulative investment gains (our nuclear trust investments). In the future, to the extent that our nuclear trust investments exceed the decommissioning ARO, we would expect to record a regulatory liability. For further information on ARO’s see Note I.

The decommissioning ARO is calculated using several significant assumptions including the timing of future cash flows, future inflation rates, the extent of work that is expected to be performed and the discount rate applied to future cash flows. These assumptions differ significantly from the assumptions used by the PSCW to calculate the nuclear decommissioning liability for funding purposes.

In 2002, we engaged a consultant to perform a site specific study for regulatory funding purposes. This study assumed that the plants would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of work. The study also estimated the liability for fuel management costs and non-nuclear demolition costs. These costs are excluded from the calculation of the decommissioning ARO. The 2002 site specific study estimated that the cost to decommission the plant in 2003 year dollars was approximately $1.1 billion. At least every four years these studies are reviewed which could result in future changes to the decommissioning ARO. The differences between the regulatory funding liability and the decommissioning ARO are primarily related to fuel management costs, non-nuclear demolition costs and the timing of future cash flows.

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants, future inflation rates and discount rates. However, based on the current plant licenses, we do not expect to make any significant nuclear decommissioning expenditures before the year 2011.

Decontamination and Decommissioning Fund: The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund (D&D Fund) for the United States Department of Energy’s nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2004, we had recorded our remaining estimated liability equal to projected special assessments of $7.2 million. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next three years ending in 2007.

69	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

G–LONG-TERM DEBT

First Mortgage Bonds, Debentures and Notes: At December 31, 2004, the maturities and sinking fund requirements through 2009 and thereafter for the aggregate amount of our long-term debt outstanding (excluding obligations under capital leases) were:

(Millions of Dollars)
2005	$1.9
2006	203.0
2007	250.2
2008	0.2
2009	0.2
Thereafter	1,052.0

Total	$1,507.5

Long-term debt premium or discount and expense of issuance are amortized over the lives of the debt issues and included as interest expense.

In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity. We financed this retirement through the issuance of short-term commercial paper.

In November 2004, we sold $250 million of unsecured 3.50% debentures due December 1, 2007. The securities were issued under an existing $665 million shelf registration statement filed with the Securities and Exchange Commission (SEC). The proceeds from the sale were used to repay our outstanding commercial paper.

In December 2004, we refinanced $147 million of the $165 million aggregate principal amount of unsecured variable rate putable weekly reset tax-exempt debt with new “auction” non-putable unsecured variable rate weekly reset tax-exempt debt.

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

In October 2003, we redeemed $9 million of 6.85% First Mortgage Bonds.

Obligations under Capital Leases: In 1997, we entered into a 25 year power purchase contract with an unaffiliated independent power producer. The contract, for 236 megawatts of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant’s electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $24.3 million, $23.4 million and $22.3 million in minimum lease payments during 2004, 2003, and 2002, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see regulatory assets–plant related–capital lease in Note C). Due to the timing of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million by the year 2009 and the total obligation under the capital lease to increase to $160.2 million by the end of 2005 before each is reduced to zero over the remaining life of the contract.

70	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

We also have a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust) which is treated as a capital lease. We lease and amortize the nuclear fuel to fuel expense as power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event that we or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from us. Under the lease terms, we are in effect the ultimate guarantor of the Trust’s commercial paper and line of credit borrowings that finance the investment in nuclear fuel. We recorded $1.4 million of interest expense on the nuclear fuel lease in fuel expense during 2004 and 2003 and $1.9 million during 2002.

Following is a summary of our capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2004	2003
	(Millions of Dollars)
Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(41.4)	(35.7)

Total Leased Facilities	$98.9	$104.6

Nuclear Fuel
Under capital lease	$120.2	$115.9
Accumulated amortization	(74.0)	(67.0)
In process/stock	38.8	29.5

Total Nuclear Fuel	$85.0	$78.4

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of
December 31, 2004 are as follows:

Capital Lease Obligations	Purchase Power Commitment	Nuclear Fuel Lease	Total
	(Millions of Dollars)

2005	$30.1	$24.0	$54.1
2006	31.2	16.5	47.7
2007	32.4	8.6	41.0
2008	33.6	5.4	39.0
2009	34.9	1.1	36.0
Thereafter	369.0	–	369.0

Total Minimum Lease Payments	531.2	55.6	586.8
Less: Estimated Executory Costs	(113.8)	–	(113.8)

Net Minimum Lease Payments	417.4	55.6	473.0
Less: Interest	(257.4)	(2.7)	(260.1)

Present Value of Net Minimum Lease Payments	160.0	52.9	212.9
Less: Due Currently	–	(21.8)	(21.8)

	$160.0	$31.1	$191.1

71	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

H–SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2004		2003
Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate
	(Millions of Dollars)

Commercial paper	$156.7	2.35%	$280.7	1.15%
Other	32.8	6.52%	35.2	6.13%

Total Short-Term Debt	$189.5	3.07%	$315.9	1.70%

On December 31, 2004, we had $372.0 million of available unused lines of bank back-up credit facilities on a consolidated basis. We had $189.5 million of total consolidated short-term debt outstanding on such date. Our bank back-up credit facilities mature beginning June 2007 through November 2007.

The following information relates to Short-Term Debt for the years ended December 31, 2004 and 2003:

	2004	2003
	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$280.9	$332.0
Average Short-Term Debt Outstanding	155.5	180.2
Weighted Average Interest Rate	1.43%	1.24%

We have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require us to maintain a minimum total funded debt to capitalization ratio of less than 65%.

I–ASSET RETIREMENT OBLIGATIONS

SFAS 143, Accounting for Asset Retirement Obligations, primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach). Prior to January 2003, we recorded a long-term liability for accrued nuclear decommissioning costs. See Note F for further information about the nuclear decommissioning of Point Beach including our investments in Nuclear Decommissioning Trusts that are restricted to nuclear decommissioning.

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

The following table presents the change in our asset retirement obligations during 2004.

	Balance at 12/31/03	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/04
	(Millions of Dollars)

Asset Retirement Obligations	$732.0	$–	$7.1	$37.3	$–	$762.2

72	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

J–DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most of our energy-related physical and financial contracts that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities.

We have a limited number of financial contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting. These contracts are utilized to manage the cost of gas. Changes in the fair market values of these instruments are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income are reported in earnings.

For the years ended December 31, 2004 and 2003, the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness. We estimate that $0.2 million will be reclassified from Accumulated Other Comprehensive Income to earnings during the first month of 2005.

K–FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2004		2003
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)

Nuclear decommissioning trust fund	$737.8	$737.8	$674.4	$674.4
Preferred stock, no redemption required	$30.4	$22.7	$30.4	$20.9
Long-term debt including current portion	$1,507.5	$1,546.4	$1,399.4	$1,417.9

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note F). The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company’s bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2004.

L–BENEFITS

Pensions and Other Post-retirement Benefits: Funded and unfunded noncontributory defined benefit pension plans together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

Other post-retirement benefit plans also cover substantially all of our employees. The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent

73	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. We use a year end measurement date for all of our pension and other post-retirement benefit plans.

Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by Wisconsin Energy’s actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation to us of the amounts for the Wisconsin Energy Plan.

	Pension Benefits			Other Post-retirement Benefits
Status of Benefit Plans	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$932.5	$851.2	$806.2	$289.3	$257.6	$205.3
Service cost	26.9	27.2	18.3	11.4	10.3	7.5
Interest cost	58.4	56.9	56.7	17.1	17.6	15.3
Plan participants’ contributions	–	–	–	–	0.7	6.9
Plan amendments	2.0	18.5	0.1	–	–	–
Actuarial loss	90.4	32.5	28.6	5.6	14.0	39.8
Benefits paid	(90.7)	(53.8)	(58.7)	(10.3)	(10.9)	(17.2)

Benefit Obligation at December 31	$1,019.5	$932.5	$851.2	$313.1	$289.3	$257.6

Change in Plan Assets
Fair Value at January 1	$695.2	$609.6	$756.4	$95.7	$78.6	$81.0
Actual earnings (loss) on plan assets	71.1	138.2	(91.2)	6.3	11.9	(5.1)
Employer contributions	72.4	1.2	3.1	15.7	15.4	13.0
Plan participants’ contributions	–	–	–	–	0.7	6.9
Benefits paid	(90.7)	(53.8)	(58.7)	(10.3)	(10.9)	(17.2)

Fair Value at December 31	$748.0	$695.2	$609.6	$107.4	$95.7	$78.6

Funded Status of Plans
Funded status at December 31	($271.5)	($237.3)	($241.6)	($205.7)	($193.6)	($179.0)
Unrecognized
Net actuarial loss	222.3	153.6	203.2	96.3	94.1	92.1
Prior service cost	33.8	36.6	22.9	0.2	0.2	0.2
Net transition (asset) obligation	(0.1)	(2.3)	(4.5)	12.2	13.8	15.4

Net Asset (Accrued Benefit Cost)	($15.5)	($49.4)	($20.0)	($97.0)	($85.5)	($71.3)

Amounts recognized in the Balance Sheet consist of:
Regulatory assets (See Note C)	$202.5	$70.4		$ –	$ –
Other deferred charges	33.6	36.5		0.1	0.1
Minimum pension liability	(248.0)	(113.8)		–	–
Other long-term liabilities	(15.5)	(49.4)		(97.1)	(85.6)
Other comprehensive income	11.9	6.9		–	–

Net amount recognized at end of year	($15.5)	($49.4)		($97.0)	($85.5)

The accumulated benefit obligation for all of our defined benefit plans was $1,010.3 million and $858.5 million at December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

74	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

	2004	2003
	(Millions of Dollars)

Projected benefit obligation	$1,003.6	$913.1
Accumulated benefit obligation	$995.9	$839.9
Fair value of plan assets	$748.0	$695.2

The components of net periodic pension and other post-retirement benefit costs are:

	Pension Benefits			Other Post-retirement Benefits
Benefit Plan Cost Components	2004	2003	2002	2004	2003	2002
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$26.9	$27.2	$18.3	$11.4	$10.3	$7.5
Interest cost	58.4	56.9	56.7	17.1	17.6	15.3
Expected return on plan assets	(62.6)	(64.0)	(68.2)	(7.9)	(6.5)	(6.8)
Amortization of:
Transition (asset) obligation	(2.2)	(2.2)	(2.2)	1.5	1.5	1.5
Prior service cost	4.8	4.8	3.4	–	–	–
Actuarial loss	13.2	3.0	3.1	5.1	6.6	3.7

Net Periodic Benefit Cost	$38.5	$25.7	$11.1	$27.2	$29.5	$21.2

Weighted-Average assumptions used to Determine benefit obligations at Dec 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0
Weighted-Average assumptions used to Determine net cost for year ended Dec 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0
Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for Next year				10	10	10
Rate that the cost trend rate gradually Declines to				5	5	5
Year that the rate reaches the rate it is Assumed to remain at				2010	2009	2008

The expected long-term rate of return on plan assets was 9% in 2004 and 2003. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans: We use various Employees’ Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts’ assets are mutual funds or commingled indexed funds.

75	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$26.6	($23.9)
Total of service and interest cost components	$3.3	($2.9)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In the second quarter of 2004, the FASB issued Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004 with the impacts calculated actuarially. The Act resulted in a $20.6 million reduction in our benefit obligation and reduced our 2004 SFAS 106 expense by $4.2 million. Assumptions used to develop this reduction include those used in the determination of the annual SFAS 106 expense and also include expectations of how the federal program will ultimately operate. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements are still accurate.

Plan Assets: In our opinion, current pension trust assets and amounts, which are expected to be contributed to the trusts in the future, will be adequate to meet pension payment obligations to current and future retirees. Our pension plans asset allocation at December 31, 2004 and 2003, and our target allocation for 2005, by asset category, are as follows:

Asset Category	Target Allocation 2005	Percentage of Pension Plans Assets at December 31
		2004	2003
Equity Securities	72%	73%	76%
Debt Securities	28%	27%	24%

Total	100%	100%	100%

Wisconsin Energy Corporation’s common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by a Chairman-appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Our other post-retirement benefit plans asset allocation at December 31, 2004 and 2003, and our target allocation for 2005, by asset category, are as follows:

Asset Category	Target Allocation 2005	Percentage of Other Benefit Plans Assets at December 31
		2004	2003
Equity Securities	34%	32%	35%
Debt Securities	65%	68%	64%
Other	1%	–	1%

Total	100%	100%	100%

76	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

Wisconsin Energy Corporation’s common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by a Chairman-appointed Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Cashflows:

Employer Contributions	Pension Benefits	Other Post- retirement Benefits
	(Millions of Dollars)
2003	$1.2	$15.4
2004	$72.4	$15.7
2005 (Expected)	$4.5	$16.8

Of $4.5 million expected to be contributed to fund pension benefits in 2005, none will be for our qualified plans since there is no minimum required by law. We contributed $51.7 million to our qualified pension plans during 2004. There was no contribution made during 2003 to the qualified pension plans.

The entire contribution to the other post-retirement benefit plans during 2004 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross Other Post Employment Benefits	Expected Medicare Part D Subsidy
	(Millions of Dollars)
2005	$71.7	$14.1	$–
2006	$74.8	$15.4	($0.9)
2007	$81.7	$16.6	($1.0)
2008	$80.5	$18.0	($1.1)
2009	$86.9	$19.6	($1.2)
2010-2014	$456.4	$119.8	($7.0)

Savings Plans: We sponsor savings plans which allow employees to contribute a portion of their pre-tax and or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $9.1 million, $8.8 million and $8.3 million during 2004, 2003 and 2002, respectively.

Severance Plans: For the year ended December 31, 2004 we incurred $22.3 million ($13.4 million after-tax) of severance costs. The majority of the severance costs related to an enhanced severance package offered to selected management who voluntarily resigned in the fourth quarter of 2004. The program was enacted to help reduce the upward pressure on operating expenses.

Approximately 150 employees received severance benefits during 2004. As of December 31, 2004 we have accrued $6.6 million of severance benefits which are expected to be paid during 2005.

77	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

M–GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of December 31, 2004, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding Dec 31, 2004	Liability Recorded at Dec 31, 2004
	(Millions of Dollars)
Guarantees	$231.0	$0.1	$–

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program (See Note F).

Postemployment benefits: Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $12.0 million as of December 31, 2004.

N–SEGMENT REPORTING

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

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2004, 2003 and 2002, is shown in the following table.

	Reportable Operating Segments
Year Ended	Electric	Gas	Steam	Other (a)	Total
	(Millions of Dollars)
December 31, 2004
Operating Revenues (b)	$2,070.8	$523.8	$22.0	$ –	$2,616.6
Depreciation, Decommissioning and Amortization	$234.9	$36.1	$3.1	$ –	$274.1
Operating Income (Loss) (c)	$427.2	$33.1	($1.1)	$ –	$459.2
Equity in Earnings of Unconsolidated Affiliate	$26.4	$ –	$ –	$ –	$26.4
Capital Expenditures	$313.7	$33.2	$6.7	$5.3	$358.9
Total Assets (d)	$6,153.0	$667.1	$54.0	$176.2	$7,050.3

78	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

	Reportable Operating Segments
Year Ended	Electric	Gas	Steam	Other (a)	Total
	(Millions of Dollars)
December 31, 2003
Operating Revenues (b)	$1,986.4	$513.0	$22.5	$ –	$2,521.9
Depreciation, Decommissioning and Amortization	$234.1	$38.9	$3.2	$ –	$276.2
Operating Income (c)	$422.3	$49.0	$ –	$ –	$471.3
Equity in Earnings of Unconsolidated Affiliate	$22.8	$ –	$ –	$ –	$22.8
Capital Expenditures	$271.6	$56.8	$2.6	$12.7	$343.7
Total Assets (d)	$5,784.9	$628.7	$54.5	$176.5	$6,644.6

December 31, 2002
Operating Revenues (b)	$1,884.6	$389.8	$21.5	$ –	$2,295.9
Depreciation, Decommissioning and Amortization	$230.0	$34.6	$3.3	$ –	$267.9
Operating Income (Loss) (c)	$453.3	$33.5	($1.5)	$ –	$485.3
Equity in Earnings of Unconsolidated Affiliate	$20.4	$ –	$ –	$ –	$20.4
Capital Expenditures	$312.3	$34.7	$1.6	$17.1	$365.7
Total Assets (d)	$5,513.3	$566.2	$55.3	$150.3	$6,285.1

(a)	Other includes primarily non-utility property and investments, materials and supplies, deferred charges and other corporate items.

(b)	We account for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues are not material.

(c)	We evaluate operating income to manage our utility business. Equity in Earnings of Unconsolidated Affiliate, Interest Expense and Income Tax Expense are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam to determine segment assets (see Note A).

O–RELATED PARTIES

We provide to and receive from certain of our Wisconsin Energy affiliates managerial, financial, accounting, legal, data processing and other services in accordance with service agreements approved by the PSCW. In addition, we are make lease payments to We Power associated with generating facilities being constructed under Wisconsin Energy’s Power the Future strategy, and we sell electric energy to an affiliated utility, Edison Sault Electric Company (Edison Sault). We also receive and/or provide certain services to other associated companies in which we have an equity investment. We provided and received services from the following associated companies during 2004, 2003 and 2002:

79	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

Company	2004	2003	2002
	(Millions of Dollars)
Wisconsin Energy Affiliate
We Power
–Lease payments	($59.5)	($23.5)	$ –
–Services provided	$6.8	$7.7	$6.9
Wisconsin Gas–Net services provided	$50.4	$42.4	$40.0
Edison Sault–Electric energy sold	$16.4	$16.0	$13.8
Wisconsin Energy–Net services received	($2.9)	($3.0)	($1.7)

Equity Investee
American Transmission Company
–Transmission services	($105.8)	($94.4)	($85.1)
–Services provided	$20.7	$30.9	$51.5
Nuclear Management Company	($58.1)	($57.1)	($53.6)
Guardian Pipeline	($11.4)	($3.2)	$ –

P–COMMITMENTS AND CONTINGENCIES

Capital Expenditures: We have made certain commitments in connection with 2005 capital expenditures.

Operating Leases: We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)
2005	$50.4
2006	50.0
2007	49.3
2008	33.8
2009	20.8
Thereafter	66.1

$270.4

Environmental Matters: We periodically review our exposure for environmental remediation costs as evidence becomes available indicating that our liability has changed. We believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites as well as coal ash disposal/landfill sites used by us, as discussed below. We are working with the Wisconsin

80	Wisconsin Electric Power Company

2004 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Cont’d)

Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites: We have identified sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have completed planned remediation activities at four of those sites. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. We have identified additional sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $15-$30 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2004, we have established reserves of $16.2 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites: We aggressively seek environmentally acceptable, beneficial uses for our coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in our fuel costs. During 2004, 2003 and 2002, we incurred $1.8 million, $2.1 million and $2.1 million, respectively, in coal-ash remediation expenses. As of December 31, 2004, we have no reserves established related to ash landfill sites.

EPA Information Requests: We received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional offices pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, we announced that a consent decree had been reached with the EPA that resolved all issues related to this matter. In July 2003, the court granted the state of Michigan and EPA’s joint motion to amend the consent decree to allow Michigan to become a party. Under the consent decree, we will significantly reduce air emissions from our coal-fired generating facilities. The reductions will be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over the 10 years ending 2013. Under the agreement with the EPA, we will conduct a full scale demonstration at our Presque Isle facility, in cooperation with the United States Department of Energy (DOE), to test new mercury reduction technologies. The DOE will contribute $24.8 million in addition to the $20 to $25 million that we will spend to implement this project. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and Wisconsin Energy’s Power the Future plan. We also agreed to pay a civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003.

The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree. The intervenor groups subsequently filed a motion requesting that the court stay the government’s motion for approval of the decree to allow the intervenors to conduct discovery. Briefing was completed and the judge heard oral arguments from the parties in August 2004. In September 2004, the court granted the intervenors’ request for limited discovery with respect to two facilities within our generation fleet, and ordered that discovery be completed by December 2004. Final briefing is scheduled to be concluded in March 2005. Following the submission of briefs, the court may convene additional hearings.

81	Wisconsin Electric Power Company

2004 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Electric Power Company and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note I, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Milwaukee, Wisconsin

March 4, 2005

82	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

  DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance–Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?”, “Corporate Governance–Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an “audit committee financial expert?” and “Committees of the Board of Directors–Audit and Oversight” in our definitive Information Statement to be filed with the Securities and Exchange Commission for our Annual Meeting of Stockholders to be held April 29, 2005 (the “2005 Annual Meeting Information Statement”) is incorporated herein by reference. Also see “Executive Officers of the Registrant” in Part I.

Wisconsin Energy has adopted a written code of ethics, referred to as its Code of Business Conduct. We are a wholly owned subsidiary of Wisconsin Energy, and as such, all of our directors, executive officers and employees, including the principal executive officer, financial officer and accounting officer, have a responsibility to comply with Wisconsin Energy’s Code of Business Conduct. Wisconsin Energy has posted its Code of Business Conduct in the “Governance” section on its Internet website, www.wisconsinenergy.com. The Company has not provided any waiver to the Code for any director, executive officer or other employee. Any future amendments to, or waivers for directors and executive officers from, the Code of Business Conduct will be disclosed on Wisconsin Energy Corporation’s website or in a current report on Form 8-K.

83	Wisconsin Electric Power Company

2004 Form 10-K

ITEM 11.    EXECUTIVE COMPENSATION

The information under “Compensation of the Board of Directors,” “Executive Officers’ Compensation,” “Employment and Severance Arrangements” and “Retirement Plans” in the 2005 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

    STOCKHOLDER MATTERS

All of our Common Stock (100% of such class) is owned by our parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors, director nominees and executive officers do not own any of our voting securities. The information concerning their beneficial ownership of Wisconsin Energy Corporation common stock set forth under “Stock Ownership of Directors, Nominees and Executive Officers” in the 2005 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of Wisconsin Energy Corporation.

I TEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under “Certain Relationships and Related Transactions” in the 2005 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under “Independent Auditors’ Fees and Services” in the 2005 Annual Meeting Information Statement is incorporated herein by reference.

84	Wisconsin Electric Power Company

2004 Form 10-K

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2004.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the three years ended December 31, 2004.

Consolidated Statements of Common Equity for the three years ended December 31, 2004.

Consolidated Statements of Capitalization at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

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

85	Wisconsin Electric Power Company

2004 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

	By	/s/ GALE E. KLAPPA

Date: March 11, 2005		Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GALE E. KLAPPA Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer and Director–Principal Executive Officer	March 11, 2005

/s/ ALLEN L. LEVERETT Allen L. Leverett, Executive Vice President and Chief Financial Officer–Principal Financial Officer	March 11, 2005

/s/ STEPHEN P. DICKSON Stephen P. Dickson, Controller–Principal Accounting Officer	March 11, 2005

/s/ JOHN F. AHEARNE John F. Ahearne, Director	March 11, 2005

/s/ JOHN F. BERGSTROM John F. Bergstrom, Director	March 11, 2005

/s/ BARBARA L. BOWLES Barbara L. Bowles, Director	March 11, 2005

/s/ ROBERT A. CORNOG Robert A. Cornog, Director	March 11, 2005

/s/ CURT S. CULVER Curt S. Culver, Director	March 11, 2005

/s/ WILLIE D. DAVIS Willie D. Davis, Director	March 11, 2005

/s/ ULICE PAYNE, JR. Ulice Payne, Jr., Director	March 11, 2005

/s/ FREDERICK P. STRATTON, JR. Frederick P. Stratton, Jr., Director	March 11, 2005

GEORGE E. WARDEBERG George E. Wardeberg, Director	March 11, 2005

86	Wisconsin Electric Power Company

2004 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

(Commission File No. 001-01245)

EXHIBIT INDEX

to

Annual Report on Form 10-K

For the year ended December 31, 2004

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)

Number		Exhibit

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric Power Company’s 12/31/94 Form 10-K.)

	3.2*	Bylaws of Wisconsin Electric Power Company, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric Power Company’s 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric Power Company. (Exhibit 3.1 herein.)

Indenture or Securities Resolutions:

	4.2*	Indenture for Debt Securities of Wisconsin Electric (the “Wisconsin Electric Indenture”), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric’s 12/31/95 Form 10-K.)

	4.3*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric’s 12/31/95 Form 10-K.)

	4.4*	Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation’s 12/31/96 Form 10-K (File No. 001-09057).)

	4.5*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 to Wisconsin Electric’s 06/30/98 Form 10-Q.)

	4.6*	Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 to Wisconsin Electric’s 12/31/99 Form 10-K.)

	4.7*	Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric’s Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

E-1	Wisconsin Electric Power Company

2004 Form 10-K

EXHIBIT INDEX–(Cont’d)

Number		Exhibit

	4.8*	Securities Resolution No. 6 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 17, 2004. (Exhibit 4.48 filed with Post-Effective Amendment No. 1 to Wisconsin Electric’s Registration Statement on Form S-3 (File No. 333-113414), filed November 23, 2004.)

Certain agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b) (4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

10	Material Contracts

	10.1*	Credit Agreement, dated as of June 23, 2004, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and U.S. Bank National Association, as Administrative Agent. (Exhibit 10.5 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)

	10.2*	Credit Agreement, dated as of November 1, 2004, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and JP Morgan Chase Bank, as Administrative Agent. (Exhibit 10.6 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)

	10.3*	Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of April 1, 2004. (Exhibit 10.4 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q (File No. 001-09057).)** See Note.

	10.4*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company. (Exhibit 10.32 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)

	10.5*	Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.2 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q (File No. 001-09057).)** See Note.

	10.6*	Directors’ Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.3 to Wisconsin Energy Corporation’s 06/30/04 Form 10-Q (File No. 001-09057).)** See Note.

	10.7*	Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation’s 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

	10.8*	Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1992, as amended and restated as of August 15, 2000. (Exhibit 10.12 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.9*	Amended and Restated Wisconsin Energy Corporation Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.4 to Wisconsin Energy Corporation’s 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

	10.10*	Service Agreement, dated December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)

E-2	Wisconsin Electric Power Company

2004 Form 10-K

EXHIBIT INDEX–(Cont’d)

Number		Exhibit

	10.11*	Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated December 1, 2000, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.2 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.12*	Statement of Compensation of Board of Directors. (Exhibit 10.16 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)** See Note.

	10.13*	Base Salaries of Named Executive Officers of the Registrant. (Exhibit 10.17 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)** See Note.

	10.14*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.15*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation’s 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.16*	Supplemental Benefits Agreement between Wisconsin Energy Corporation and Richard A. Abdoo dated November 21, 1994, as amended by an April 26, 1995 letter agreement. (Exhibit 10.1 to Wisconsin Energy Corporation’s 06/30/95 Form 10-Q (File No. 001-09057).)** See Note.

	10.17*	Amended and Restated Senior Officer Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard A. Abdoo, effective May 1, 2002. (Exhibit 10.13 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

	10.18*	Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K (File No. 001-09057).)

	10.19*	Amended and Restated Senior Officer Employment, Change in Control, Severance, Special Pension and Non-Compete Agreement between Wisconsin Energy Corporation and Paul Donovan, effective May 1, 2002. (Exhibit 10.15 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

	10.20*	Letter Agreement by and between Paul Donovan and Wisconsin Energy Corporation dated April 27, 2003 (Exhibit 10.2 to Wisconsin Energy Corporation’s 03/31/03 Form 10-Q (File No. 001-09057).)** See Note.

	10.21*	Employment Agreement with George E. Wardeberg as Vice Chairman of the Board of Directors of Wisconsin Energy Corporation, effective April 26, 2000. (Exhibit 10.2(a) to Wisconsin Energy Corporation’s 3/31/00 Form 10-Q (File No. 001-09057).)** See Note.

E-3	Wisconsin Electric Power Company

2004 Form 10-K

EXHIBIT INDEX–(Cont’d)

Number		Exhibit

	10.22*	Non-Qualified Stock Option Agreement with George E. Wardeberg, dated April 26, 2000, granted pursuant to the Employment Agreement. (Exhibit 10.2(b) to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q (File No. 001-09057).)** See Note.

	10.23*	Amended and Restated Senior Officer Employment, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Richard R. Grigg, effective May 1, 2002. (Exhibit 10.18 to Wisconsin Energy Corporation’s 12/31/02 Form 10-K (File No. 001-09057).)** See Note.

	10.24*	Letter Agreement by and between Richard R. Grigg and Wisconsin Energy Corporation dated July 23, 2003. (Exhibit 10.4 to Wisconsin Energy Corporation’s 06/30/03 Form 10-Q (File No. 001-09057).)** See Note.

	10.25*	Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003, amended as of December 3, 2003. (Exhibit 10.21 to Wisconsin Energy Corporation’s 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

	10.26*	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation’s 6/30/03 Form 10-Q (File No. 001-09057).)** See Note.

	10.27*	Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation’s 09/30/03 Form 10-Q (File No. 001-09057).)** See Note.

	10.28*	Benefit exchange documents between Paul Donovan and Wisconsin Energy Corporation, effective April 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q (File No. 001-09057).)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.29*	Benefit exchange documents between George E. Wardeberg and Wisconsin Energy Corporation, effective April 19, 2001. (Exhibit 10.2 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q (File No. 001-09057).)** See Note.
(a) Exchange Agreement
(b) Letter Agreement
(c) Split Dollar Agreement
(d) Collateral Assignment

	10.30*	Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation’s 06/30/01 Form 10-Q (File No. 001-09057).)** See Note.

	10.31*	Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation’s 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation’s 03/31/00 Form 10-Q (File No. 001-09057).)** See Note.

E-4	Wisconsin Electric Power Company

2004 Form 10-K

EXHIBIT INDEX–(Cont’d)

Number		Exhibit

	10.32*	1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards and option awards. (Exhibit 10.11 to Wisconsin Energy Corporation’s 12/31/98 Form 10-K (File No. 001-09057).)** See Note.

	10.33*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.’s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

	10.34*	Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation’s Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.35*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.’s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

	10.36*	Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.’s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

	10.37*	Form of Director Nonstatutory Stock Option Agreement for February 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation’s Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.38*	WICOR, Inc. 1987 Stock Option Plan, as amended. (Exhibit 4.1 to WICOR, Inc.’s Registration Statement on Form S-8 (Reg. No. 33-67134).)** See Note.

	10.39*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1987 Stock Option Plan. (Exhibit 10.20 to WICOR, Inc.’s 12/31/91 Form 10-K (File No. 001-07951).)** See Note.

	10.40*	2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation’s 03/31/01 Form 10-Q (File No. 001-09057).)** See Note.

	10.41*	1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the stockholders at the 2001 annual meeting of Wisconsin Energy’s stockholders. (Appendix A to Wisconsin Energy Corporation’s Proxy Statement dated March 20, 2001 for the 2001 annual meeting of stockholders (File No. 001-09057).)** See Note.

	10.42*	2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.1 to Wisconsin Energy Corporation’s 12/28/04 Form 8-K (File No. 001-09057).)** See Note.

	10.43*	Form of Performance Share Agreement under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.42 to Wisconsin Energy Corporation’s 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

	10.44*	Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.1 to Wisconsin Energy Corporation’s 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

	10.45*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation’s 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

E-5	Wisconsin Electric Power Company

2004 Form 10-K

EXHIBIT INDEX–(Cont’d)

Number		Exhibit

	10.46*	Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company’s 06/30/03 Form 10-Q.)

	10.47*	Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company’s 06/30/03 Form 10-Q.)

	10.48*	Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)

	10.49*	Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation’s 12/31/04 Form 10-K (File No. 001-09057).)

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric Power Company.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP–Milwaukee, WI, Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-6	Wisconsin Electric Power Company