Form 10-Q
period 2005-09-30
WISCONSIN ELECTRIC POWER CO
filed 2005-11-04
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date (September 30, 2005):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2005

	TABLE OF CONTENTS
Item		Page

	Introduction ............................................................................................................................	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements .....................................................................	4

	Consolidated Condensed Balance Sheets ...........................................................................	5

	Consolidated Condensed Statements of Cash Flows ..........................................................	6

	Notes to Consolidated Condensed Financial Statements ....................................................	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ..................................................................	12

3.	Quantitative and Qualitative Disclosures About Market Risk ................................................	36

4.	Controls and Procedures .........................................................................................................	37

	Part II -- Other Information

1.	Legal Proceedings ...................................................................................................................	37

5.	Other Information ...................................................................................................................	38

6.	Exhibits ...................................................................................................................................	39

	Signatures ...............................................................................................................................	40

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,087,600 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 442,000 gas customers in Wisconsin and about 460 steam customers in metro Milwaukee, Wisconsin. For further financial information about our business segments, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 -- Segment Information in the Notes to Consolidated Condensed Financial Statements.

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

Other:   Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2005, Bostco had $41.2 million of assets.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

		(Millions of Dollars)

Operating Revenues	$711.5	$600.6	$2,128.4	$1,926.1

Operating Expenses
Fuel and purchased power	239.5	158.9	582.6	452.0
Cost of gas sold	34.5	33.9	269.4	251.5
Other operation and maintenance	216.9	212.2	663.7	639.3
Depreciation, decommissioning
and amortization	71.2	69.8	209.3	203.2
Property and revenue taxes	19.2	19.4	59.6	57.5

Total Operating Expenses	581.3	494.2	1,784.6	1,603.5

Operating Income	130.2	106.4	343.8	322.6

Other Income, Net	17.8	11.1	45.5	29.0

Interest Expense	19.8	21.6	65.0	67.7

Income Before Income Taxes	128.2	95.9	324.3	283.9

Income Taxes	49.0	36.8	122.7	108.1

Net Income	79.2	59.1	201.6	175.8

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available
for Common Stockholder	$78.9	$58.8	$200.7	$174.9

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$7,000.5	$6,873.0
Accumulated depreciation	(2,748.3)	(2,637.9)

	4,252.2	4,235.1
Construction work in progress	243.8	153.6
Leased facilities, net	426.8	98.9
Nuclear fuel, net	89.9	85.0

Net Property, Plant and Equipment	5,012.7	4,572.6

Investments
Nuclear decommissioning trust	767.9	737.8
Equity investment in transmission affiliate	170.3	165.3
Other	0.4	0.5

Total Investments	938.6	903.6

Current Assets
Cash and cash equivalents	10.2	26.1
Accounts receivable	230.0	253.3
Accrued revenues	134.0	164.5
Materials, supplies and inventories	318.1	273.8
Other	64.6	88.3

Total Current Assets	756.9	806.0

Deferred Charges and Other Assets
Regulatory assets	735.6	644.7
Other	129.4	123.4

Total Deferred Charges and Other Assets	865.0	768.1

Total Assets	$7,573.2	$7,050.3

Capitalization and Liabilities

Capitalization
Common equity	$2,273.1	$2,204.2
Preferred stock	30.4	30.4
Long-term debt	2,016.4	1,683.1

Total Capitalization	4,319.9	3,917.7

Current Liabilities
Long-term debt due currently	28.9	23.7
Short-term debt	147.8	189.5
Accounts payable	267.0	249.8
Accrued liabilities	161.6	112.2
Other	104.7	93.0

Total Current Liabilities	710.0	668.2

Deferred Credits and Other Liabilities
Asset retirement obligations	316.2	762.2
Regulatory liabilities	1,093.2	600.2
Deferred income taxes - long-term	542.4	548.5
Other	591.5	553.5

Total Deferred Credits and Other Liabilities	2,543.3	2,464.4

Total Capitalization and Liabilities	$7,573.2	$7,050.3

The accompanying Notes to Consolidated Condensed Financial Statements are an
integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30

2005	2004

(Millions of Dollars)
Operating Activities
Net income	$201.6	$175.8
Reconciliation to cash
Depreciation, decommissioning and amortization	222.3	218.8
Nuclear fuel expense amortization	16.6	17.3
Equity in earnings of unconsolidated affiliate	(22.8)	(19.4)
Distributions from unconsolidated affiliate	17.7	15.2
Deferred income taxes and investment tax credits, net	(1.6)	25.8
Deferred costs, net	(91.0)	(96.5)
Accrued income taxes, net	41.7	29.5
Change in -	Accounts receivable and accrued revenues	53.8	62.1
Inventories	(44.3)	(3.1)
Other current assets	23.7	39.0
Accounts payable	16.3	(1.1)
Other current liabilities	12.1	40.3
Other	13.2	75.2

Cash Provided by Operating Activities	459.3	578.9

Investing Activities
Capital expenditures	(275.0)	(244.6)
Nuclear fuel	(13.5)	(6.2)
Nuclear decommissioning funding	(13.2)	(13.2)
Other	1.2	(16.2)

Cash Used in Investing Activities	(300.5)	(280.2)

Financing Activities
Dividends paid on common stock	(134.7)	(134.7)
Dividends paid on preferred stock	(0.9)	(0.9)
Retirement of long-term debt	-	(140.4)
Change in short-term debt	(41.7)	(36.2)
Other	2.6	-

Cash Used in Financing Activities	(174.7)	(312.2)

Change in Cash and Cash Equivalents	(15.9)	(13.5)

Cash and Cash Equivalents at Beginning of Period	26.1	20.0

Cash and Cash Equivalents at End of Period	$10.2	$6.5

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$59.4	$64.9
Income taxes (net of refunds)	$84.6	$46.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1. -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2004 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year 2005 because of seasonal and other factors.

We have modified certain cash flow presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation.

 2. -- CAPITAL LEASE OBLIGATION

In July 2005, the first 545- megawatt natural gas-fired generation unit was placed in service at the Port Washington Generating Station (PWGS). We are leasing this unit from PWGS under a Public Service Commission of Wisconsin (PSCW) approved lease. Pursuant to Statement of Financial Accounting Standards (SFAS) 13, Accounting for Leases, we are accounting for this lease as a capital lease and record the leased plant and corresponding obligation under the capital lease at the estimated fair value of $335.0 million. We are amortizing the leased plant on a straight-line basis over the original 25-year term of the lease.

For rate-making purposes this lease is treated as an operating lease pursuant to SFAS 71, Accounting for the Effects of Certain Types of Regulation. We record the lease payments as rent expense in Other operation and maintenance in the Consolidated Condensed Income Statement. The lease payments are expected to be recovered through our rates. The annual lease payments are approximately $48.0 million. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting.

 3. -- ASSET RETIREMENT OBLIGATIONS

SFAS 143, Accounting for Asset Retirement Obligations, primarily applies to the future decommissioning costs for our two units at our Point Beach Nuclear Plant (Point Beach). In June 2005, we filed an updated Nuclear Decommissioning Cost Study with the PSCW. We engaged a consultant to perform the site specific study for regulatory funding purposes. This study assumes that the units would not run past their current operating licenses of 2010 and 2013, respectively, and the study made several assumptions as to the scope of the work. The study also estimated the liability for fuel management costs and non-nuclear demolition costs. These costs are excluded from the calculation of the SFAS 143 liability. The study estimated that the cost to decommission the plant in 2004 year dollars would be approximately $712.5 million. The prior study, which was completed in 2002, estimated the decommissioning costs to be $1.1 billion.

Due to the regulated nature of our utility business, we have established a regulatory liability to reflect the difference between nuclear decommissioning costs recovered in rates and the Asset Retirement

Obligation for nuclear decommissioning that is calculated under SFAS 143. For further information see Note 10 -- Regulatory Assets and Liabilities.

The following table presents the change in our asset retirement obligations, which are included on the consolidated balance sheet in Deferred Credits and Other Liabilities.

	Balance at 12/31/04	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 09/30/05

	(Millions of Dollars)
Asset Retirement Obligations	$762.2	$ -	($13.5)	$23.1	($455.6)	$316.2

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement No. 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement No. 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The scope of FIN 47 includes asbestos costs, coal handling equipment, water intake facilities located on lakebeds and may also apply to other facilities. Any changes in expense due to differing assumptions between FIN 47 and those currently required by the PSCW are not expected to be material and we expect to defer the differences as regulatory assets or liabilities. FIN 47 will be effective as of December 31, 2005.

 4. -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We had the following total comprehensive income during the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30

Comprehensive Income	2005	2004

	(Millions of Dollars)

Net Income	$201.6	$175.8
Other Comprehensive Income (Loss)
Hedging	(0.8)	-

Total Other Comprehensive Income (Loss)	(0.8)	-

Total Comprehensive Income	$200.8	$175.8

 5. -- VARIABLE INTEREST ENTITIES

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

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity's facility. We have approximately $682.8 million of required payments over the remaining term of these three agreements, which expire over the next 18 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

In March 2005, the FASB issued FASB Staff Position FIN 46R - 5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003). This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. An implicit variable interest is defined as an implied pecuniary interest in an entity that changes with changes in the fair value of the entity's net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). FIN 46R-5 was effective for the first reporting period beginning after March 3, 2005 for entities that had already adopted FIN 46R; accordingly, we adopted FIN 46R - 5 in the second quarter of 2005. We have concluded that we currently do not have any implicit variable interests.

6. -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of September 30, 2005, we recognized $26.3 million in regulatory liabilities related to derivatives.

We have a limited number of financial contracts that are defined as derivatives under SFAS 133 and qualify for cash flow hedge accounting. These contracts are utilized to manage the cost of gas for utility operations. Changes in the fair market values of these instruments are recorded in Accumulated Other Comprehensive Income. At the date the underlying transaction occurs, the amounts in Accumulated Other Comprehensive Income for utility operations are reported in earnings. We estimate that $0.6 million will be reclassified from Accumulated Other Comprehensive Income as a reduction in earnings during the fourth quarter of 2005.

 7. -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2005	2004	2005	2004

	(Millions of Dollars)
Three Months Ended September 30
Net Periodic Benefit Cost
Service cost	$7.5	$6.8	$3.4	$2.9
Interest cost	14.8	14.6	4.4	4.3
Expected return on plan assets	(16.1)	(15.6)	(2.3)	(2.0)
Amortization of:
Transition (asset) obligation	(0.1)	(0.6)	0.3	0.4
Prior service cost	1.3	1.2	-	-
Actuarial loss	4.6	3.3	1.4	1.2

Net Periodic Benefit Cost	$12.0	$9.7	$7.2	$6.8

Nine Months Ended September 30
Net Periodic Benefit Cost
Service cost	$22.5	$20.2	$10.0	$8.6
Interest cost	44.5	43.8	13.2	12.8
Expected return on plan assets	(48.3)	(46.9)	(6.8)	(6.0)
Amortization of:
Transition (asset) obligation	(0.1)	(1.7)	1.1	1.2
Prior service cost	3.9	3.6	-	-
Actuarial loss	13.5	9.9	4.1	3.8

Net Periodic Benefit Cost	$36.0	$28.9	$21.6	$20.4

We previously disclosed that we expect to contribute $4.5 million to fund pension benefits in 2005, none of which will be for our qualified plans since there is no minimum required by law. Contributions to other post-retirement benefit plans are discretionary.

In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that was passed by Congress, and the program offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and the Company. We expect that the offering of the Medicare Advantage program will require us to remeasure the fair value of our other post-retirement plans in the fourth quarter of 2005, in accordance with SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other than Pensions.

Severance Plans:   In the third and fourth quarters of 2004, we incurred $22.3 million ($13.4 million after tax) of severance costs. The majority of the severance costs related to an enhanced severance package offered to selected management employees who voluntarily resigned in the fourth quarter of 2004. During the first nine months of 2005, substantially all of the severance related benefits were paid.

 8. -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of September 30, 2005, we had the following guarantees:

Maximum Potential Future Payments	Outstanding at September 30, 2005	Liability Recorded at September 30, 2005

$235.4	$0.1	$ -

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $14.4 million as of September 30, 2005 and $12.0 million as of December 31, 2004.

 9. -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and nine month periods ended September 30, 2005 and 2004 is shown in the following table.

Wisconsin Electric	Reportable Operating Segments

Power Company	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

September 30, 2005
Operating Revenues (a)	$655.0	$53.3	$3.2	$711.5
Operating Income (Loss)	$139.3	($6.5)	($2.6)	$130.2

September 30, 2004
Operating Revenues (a)	$545.4	$52.1	$3.1	$600.6
Operating Income (Loss)	$118.1	($10.0)	($1.7)	$106.4

Nine Months Ended

September 30, 2005
Operating Revenues (a)	$1,738.9	$372.5	$17.0	$2,128.4
Operating Income	$323.7	$22.1	($2.0)	$343.8

September 30, 2004
Operating Revenues (a)	$1,554.9	$355.3	$15.9	$1,926.1
Operating Income	$306.9	$16.9	($1.2)	$322.6

(a)	We account for all intersegment revenues at tariff rates established by the PSCW. Intersegment revenues are not material.

 10. -- REGULATORY ASSETS AND LIABILITIES

Our regulatory assets and liabilities at September 30, 2005 and December 31, 2004 consist of:

Regulatory Assets	September 30, 2005	December 31,2004

	(Millions of Dollars)

Unrecognized pension costs	$202.5	$202.5
Deferred electric transmission costs	155.0	109.6
Deferred income tax related	95.1	96.4
Plant related -- capital lease	65.5	61.1
Environmental costs	45.4	45.9
Unrecovered plant costs	54.5	45.5
Bad debt costs	31.9	22.7
Other, net	85.7	61.0

Total Regulatory Assets	$735.6	$644.7

Regulatory Liabilities	September 30, 2005	December 31,2004

	(Millions of Dollars)

Cost of removal obligations	$432.6	$419.1
Asset retirement obligations (See Note 3)	471.8	20.1
Income tax related	91.9	96.8
Other, net	96.9	64.2

Total Deferred Regulatory Liabilities	$1,093.2	$600.2

In the third quarter of 2005, we received $31.1 million from the sale of emission credits. These proceeds are included in Other, net regulatory liabilities.

 11. -- COMMITMENTS AND CONTINGENCIES

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may,"

"objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described under the heading "Cautionary Factors" in this Item 2, as well as other matters described under the heading "Factors Affecting Results, Liquidity and Capital Resources" in this Item 2, and other risks and uncertainties detailed from time to time in our filings with the SEC or otherwise described throughout this document.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2005

EARNINGS

We had net income of $79.2 million for the third quarter of 2005, an increase of $20.1 million or 34.0% from the third quarter of 2004. Increased net income primarily reflects a favorable weather-related increase in electric sales. Additionally, in the third quarter of 2004, we incurred $8.8 million of severance related costs due the voluntary severance programs that were implemented in the third quarter of 2004. These increases were offset in part due to the timing of a scheduled refueling outage at Point Beach Nuclear Plant. Unit 1 has a scheduled refueling outage that began during the third quarter of 2005. In 2004, we had a comparable outage at Point Beach during the second quarter. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the third quarter of 2005 with similar information for the third quarter of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Three Months Ended September 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$230.0	$38.8	$191.2	2,345.9	267.4	2,078.5
Small Commercial/Industrial	204.8	29.3	175.5	2,482.3	183.6	2,298.7
Large Commercial/Industrial	170.2	26.9	143.3	3,112.6	109.8	3,002.8
Other-Retail/Municipal	29.2	7.3	21.9	635.9	112.5	523.4
Resale-Utilities	17.1	11.7	5.4	229.3	72.6	156.7
Other Operating Revenues	3.7	(4.4)	8.1	-	-	-

Total Operating Revenues	$655.0	$109.6	$545.4	8,806.0	745.9	8,060.1

Weather -- Degree Days (a)
Cooling (515 Normal)				673	324	349

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the third quarter of 2005, total electric utility operating revenues increased by $109.6 million or 20.1% when compared with the third quarter of 2004. This net increase primarily reflected pricing increases of approximately $44.6 million and warmer weather. The most significant impact to rates was the March 2005 interim order received by us from the PSCW authorizing an annualized increase in electric rates of approximately $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. In addition, in May 2005 we received a rate increase of $59.7 million to primarily cover construction costs associated with Wisconsin Energy's Power the Future strategy. For further information regarding rates see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Total electric megawatt-hour sales volumes increased by 745.9 thousand megawatt-hours or 9.3% during the third quarter of 2005 compared with the same period in 2004. We estimate that warm weather positively impacted electric operating revenues by $38.3 million during the third quarter of 2005 as compared to the third quarter of 2004. As measured by cooling degree days the third quarter of 2005 was 92.8% warmer than the same period in 2004, increasing cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Residential sales volumes increased 12.9% in the third quarter of 2005 as compared to the same period in 2004. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, increased 5.4% between the comparative periods due partially to the warmer weather. Total sales volumes to commercial/industrial customers increased 5.5% between the comparative periods.

Sales volumes to other utilities increased 46.3% between the comparative periods. This increase is attributed, in part, to Unit 1 at the Port Washington Generating Station achieving operational status in July 2005, which provided additional generation capacity. Sales volumes to municipal utilities, the other retail/municipal customer class, increased 21.5% between the periods due to higher off-peak demand from lower margin municipal wholesale power customers.

Fuel and Purchased Power

Total fuel and purchased power expenses increased by $80.6 million or 50.7% when compared to the third quarter of 2004. This increase was due to (1) increased megawatt-hour sales, (2) the reduced availability of coal-fired generation and (3) the higher cost of purchased energy. As noted above, our total sales volume increased 9.3% over the same period last year. Our cost of fuel and purchased power increased from $19.72 per megawatt-hour for the three months ended September 30, 2004 to $27.20 per megawatt-hour for the three months ended September 30, 2005 or 37.9% between the comparative periods.

We estimate that our under recovery of fuel and purchased power costs was approximately $17.0 million more during the three months ended September 30, 2005 as compared with the same period in 2004. In February 2005, Wisconsin Electric filed a request with the PSCW to raise electric rates by $114.9 million to recover higher forecasted fuel and purchased power costs. In March 2005, the PSCW authorized an interim fuel rate increase for $114.9 million subject to refund when the PSCW completes its review of our request. For further information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Effective April 1, 2005, we began to participate in the Midwest Independent Transmission System Operator, Inc. (MISO) bid-based energy market (MISO Midwest Market) which significantly changed how our generating units are dispatched and how we buy and sell power. The State of Wisconsin and the Upper Peninsula of Michigan have significant transmission constraints, and we believe our energy costs have higher uncertainty as a result of the start of the MISO Midwest Market. As a result of this increased exposure, we, along with other utilities in the State of Wisconsin, have received approval from the PSCW to defer certain costs associated with the MISO Midwest Market. Based on this authorization, we have deferred $11.2 million for future rate recovery for the three months ended September 30, 2005. For more information regarding MISO and the MISO Midwest Market, see Item 2. Management's Discussion and

Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets.

In April 2005, Point Beach Unit 2 shut down for its normal refueling outage, which is scheduled approximately every 18 months. A similar outage occurred on Point Beach Unit 1 in the second quarter of 2004. During the 2005 outage, we replaced the reactor vessel head in Unit 2. This work, along with other planned maintenance, lasted longer than originally expected due to delays. The outage was delayed due to the need to obtain a Safety Evaluation Report and a license amendment from the United States Nuclear Regulatory Commission (NRC) prior to lifting and setting the new Unit 2 reactor vessel head. The license amendment was received in late June, the reactor vessel head was replaced and the outage was completed and Unit 2 returned to full load on July 16, 2005. We received approval from the PSCW in May 2005 to defer incremental replacement power costs for future recovery as a result of the extended outage. In the third quarter of 2005, we deferred $6.3 million of incremental purchased power costs related to the extended outage. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval.

The Unit 1 outage, during which the reactor vessel head is scheduled to be replaced and other planned maintenance will be performed, began in September 2005. Prior to the start of the outage, the NRC granted the license amendment requested for the Unit 1 outage. The Unit 1 outage is expected to be completed in the fourth quarter of 2005. For more information regarding the scheduled refueling outages, see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

In July 2005, we received a letter from Union Pacific Corporation notifying us that a force majeure event requiring maintenance on a Union Pacific railroad line is expected to result in a 15-20% reduction in the amount of contracted deliveries of Powder River Basin coal to certain of our coal generating facilities from June 2005 through November 2005. In August 2005, we requested and the PSCW approved deferral treatment of incremental fuel costs associated with these reduced coal deliveries. In the third quarter of 2005, we deferred approximately $7.9 million of incremental fuel costs and we expect to recover these costs in future rates, subject to review and approval of the PSCW. For more information regarding the reduction in the amount of contracted coal deliveries, see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks -- Commodity Price Risk and Utility Rates and Regulatory Matters -- Other Utility Rate Matters.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2005 with similar information for the third quarter of 2004. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Three Months Ended September 30

	2005	B (W)	2004

	(Millions of Dollars)

Gas Operating Revenues	$53.3	$1.2	$52.1
Cost of Gas Sold	34.5	(0.6)	33.9

Gross Margin	$18.8	$0.6	$18.2

For the three months ended September 30, 2005, gas utility gross margin increased by $0.6 million or 3.3% when compared to the three months ended September 30, 2004. The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2005 with similar information for the third quarter of 2004.

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$11.8	$0.5	$11.3	22.6	1.3	21.3
Commercial/Industrial	3.5	0.1	3.4	15.3	1.0	14.3
Interruptible	0.1	-	0.1	0.9	-	0.9

Total Retail Gas Sales	15.4	0.6	14.8	38.8	2.3	36.5
Transported Gas	3.1	-	3.1	91.8	34.5	57.3
Other	0.3	-	0.3	-	-	-

Total	$18.8	$0.6	$18.2	130.6	36.8	93.8

Weather -- Degree Days (a)
Heating (137 Normal)				53	(80)	133

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total therm deliveries were 39.2% higher during the third quarter of 2005 primarily due to increased transport gas deliveries of 34.5 million therms. Transport volumes increased 60.2% between the comparative periods due to a higher amount of electric generation from natural gas within our service territory. Our margins on transported gas are significantly lower than our margins for retail gas sales. As measured by heating degree days, the third quarter of 2005 was 60.2% warmer than the third quarter of 2004.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $4.7 million or 2.2% during the third quarter of 2005 compared with the third quarter of 2004. The increase is due, in part, to an additional $14.1 million in costs related to the Port Washington Generating Station lease and conservation programs, all of which were recognized in connection with the May 2005 limited rate increases which provided revenues on virtually a dollar for dollar basis. Nuclear costs increased $3.6 million due to scheduled outages at Point Beach in the third quarter of 2005. The scheduled outage at Point Beach in 2004 was completed in the first half of the year. These increases were partially offset by approximately $10.0 million received as a settlement in a contract dispute with a vendor, reducing other operation and maintenance expense. Additionally, in the third quarter of 2004, we incurred $8.8 million of severance related costs due to the voluntary severance programs that were implemented in the second half of 2004. We estimate that employee costs in the third quarter of 2005 were down approximately $0.2 million due to fewer employees.

Other Income, Net

Other income, net increased by $6.7 million in the third quarter of 2005 compared with the third quarter of 2004. The following table summarizes the change in other income, net between the comparative quarters.

	Three Months Ended September 30

Other Income, Net	2005	B (W)	2004

	(Millions of Dollars)

Equity in Earnings of ATC	$7.7	$0.9	$6.8
Carrying Costs on Deferred Transmission Charges	5.1	1.9	3.2
Allowance for Funds Used During Construction	2.5	2.0	0.5
Other, net	2.5	1.9	0.6

Total Other Income, Net	$17.8	$6.7	$11.1

Income Taxes

For the three months ended September 30, 2005, our effective tax rate was 38.2% compared to 38.4% for the three months ended September 30, 2004.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2005

EARNINGS

We had net income of $201.6 million for the first nine months of 2005, an increase of $25.8 million or 14.7% from the first nine months of 2004. Net income increased primarily due to a favorable weather-related increase in electric sales. Additionally, in the third quarter of 2004, we incurred $8.8 million of severance related costs due to the voluntary severance programs that were implemented in the third quarter of 2004. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the first nine months of 2005 with similar information for the first nine months of 2004 including favorable (better (B)) or unfavorable (worse (W)) variances.

	Nine Months Ended September 30

	Electric Revenues			Megawatt-Hour Sales

Electric Utility Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Thousands)
Operating Revenues
Residential	$612.7	$73.7	$539.0	6,349.5	429.9	5,919.6
Small Commercial/Industrial	548.0	57.8	490.2	6,792.4	298.1	6,494.3
Large Commercial/Industrial	456.5	49.9	406.6	8,729.6	91.3	8,638.3
Other-Retail/Municipal	77.4	14.9	62.5	1,861.1	258.3	1,602.8
Resale-Utilities	29.6	(1.9)	31.5	524.3	(244.1)	768.4
Other Operating Revenues	14.7	(10.4)	25.1	-	-	-

Total Operating Revenues	$1,738.9	$184.0	$1,554.9	24,256.9	833.5	23,423.4

Weather -- Degree Days (a)
Heating (4,349 Normal)				4,232	(226)	4,458
Cooling (694 Normal)				910	470	440

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

During the first nine months of 2005, total electric utility operating revenues increased by $184.0 million or 11.8% when compared with the first nine months of 2004. This net increase primarily reflected pricing increases of approximately $102.9 million and favorable weather. The most significant impacts to rates were (1) the March 2005 interim order received by us from the PSCW authorizing an annualized increase in electric rates of approximately $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source and (2) the May 2004 and May 2005 orders received by us from the PSCW authorizing annualized increases in electric rates of approximately $59.0 million and $59.7 million, respectively, to primarily cover construction costs associated with Wisconsin Energy's Power the Future program. For further information regarding rates see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Total electric megawatt-hour sales volumes increased by 833.5 thousand megawatt-hours or 3.6% during the first nine months of 2005 compared with the same period in 2004. We estimate that weather had a favorable impact on electric operating revenues of approximately $59.3 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As measured by cooling degree days, the first nine months of 2005 were 106.8% warmer than the same period in 2004, increasing cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Residential sales volumes increased 7.3% in the first nine months of 2005 as compared to the same period in 2004. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, increased 2.9% between the comparative periods due partially to the warmer weather. Total sales volumes to commercial/industrial customers increased 2.6 % between the comparative periods.

Sales volumes in the Resale-Utilities class were down 31.8% overall due to a decrease in availability of opportunity sales in the first nine months of the year. However, in the three months ended September 30, 2005, volumes in this class have increased 46.3% as compared to the same period in the prior year. This increase is attributed in part to Unit 1 at the Port Washington Generating Station achieving operational status in July 2005, which provided additional generation capacity. Sales volumes to municipal utilities, the other retail/municipal customer class, increased 16.1% between the periods due to higher off-peak demand from lower margin municipal wholesale power customers.

Fuel and Purchased Power

Total fuel and purchased power expenses increased by $130.6 million or 28.9% when compared to the first nine months of 2004. This increase was due to (1) increased megawatt-hour sales, (2) the reduced availability of coal-fired generation and (3) the higher cost of purchased energy. As noted above, our sales volume increased 3.6% over the same period last year. Our cost of fuel and purchased power increased from $19.30 per megawatt-hour for the nine months ended September 30, 2004 to $24.02 per megawatt-hour for the nine months ended September 30, 2005 or 24.5% between the comparative periods.

We estimate that our under recovery of fuel and purchased power costs was approximately $30.0 million more during the nine months ended September 30, 2005 as compared with the same period in 2004. In February 2005, we filed a request with the PSCW to raise electric rates by $114.9 million to recover higher forecasted fuel and purchased power costs. In March 2005, the PSCW authorized an interim fuel rate increase for $114.9 million subject to refund when the PSCW completes its review of our request. For further information, see Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters.

Effective April 1, 2005, we began participating in the MISO Midwest Market which significantly changed how our generating units are dispatched and how we buy and sell power. The State of Wisconsin and the Upper Peninsula of Michigan have significant transmission constraints, and we believe our energy costs have higher uncertainty as a result of the start of the MISO Midwest Market. As a result of this increased exposure, we, along with other utilities in the State of Wisconsin, have received approval from the PSCW to defer certain costs associated with the MISO Midwest Market. Based on this authorization we have deferred $15.4 million for future rate recovery for the nine months ended September 30, 2005. For more information regarding MISO and the MISO Midwest Market see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets.

In April 2005, Point Beach Unit 2 shut down for its normal refueling outage, which is scheduled approximately every 18 months. A similar outage occurred on Point Beach Unit 1 in the second quarter of 2004. During the 2005 outage, we replaced the reactor vessel head in Unit 2. This work, along with other planned maintenance, lasted longer than originally expected due to delays. The outage was delayed due to the need to obtain a Safety Evaluation Report and a license amendment from the NRC prior to lifting and setting the new Unit 2 reactor vessel head. The license amendment was received in late June, the reactor vessel head was replaced and the outage was completed and Unit 2 returned to full load on July 16, 2005. We received approval from the PSCW in May 2005 to defer incremental replacement power costs for future recovery as a result of the extended outage. During the nine months ended September 30, 2005, we deferred $22.1 million of incremental purchased power costs related to the extended outage. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval.

The Unit 1 refueling outage, during which the reactor vessel head is scheduled to be replaced and other planned maintenance will be performed, began in September 2005. Prior to the start of the outage, the NRC granted the license amendment requested for the Unit 1 outage. The Unit 1 outage is expected to be completed in the fourth quarter of 2005. For more information regarding the scheduled refueling outages, see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

In July 2005, we received a letter from Union Pacific Corporation notifying us that a force majeure event requiring maintenance on a Union Pacific railroad line is expected to result in a 15-20% reduction in the amount of contracted deliveries of Powder River Basin coal to certain of our coal generating facilities from June 2005 through November 2005. In August 2005, we requested and the PSCW approved deferral treatment of incremental fuel costs associated with these reduced coal deliveries. Through September 30, 2005, we deferred approximately $7.9 million of incremental fuel costs and we expect to recover these costs in future rates, subject to review and approval of the PSCW. For more information regarding the reduction in the amount of contracted coal deliveries, see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks -- Commodity Price Risk and Utility Rates and Regulatory Matters -- Other Utility Rate Matters.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2005 with similar information for the first nine months of 2004. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms.

	Nine Months Ended September 30

	2005	B (W)	2004

	(Millions of Dollars)

Gas Operating Revenues	$372.5	$17.2	$355.3
Cost of Gas Sold	269.4	17.9	251.5

Gross Margin	$103.1	($0.7)	$103.8

For the nine months ended September 30, 2005, gas utility gross margin decreased by $0.7 million or 0.7% when compared to the nine months ended September 30, 2004. The following table compares our gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2005 with similar information for the first nine months of 2004.

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2005	B (W)	2004	2005	B (W)	2004

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$67.0	($0.4)	$67.4	230.0	(5.3)	235.3
Commercial/Industrial	22.7	(0.2)	22.9	134.4	(2.3)	136.7
Interruptible	0.4	-	0.4	4.0	(0.7)	4.7

Total Retail Gas Sales	90.1	(0.6)	90.7	368.4	(8.3)	376.7
Transported Gas	11.5	(0.1)	11.6	274.7	57.4	217.3
Other	1.5	-	1.5	0.3	0.3	-

Total	$103.1	($0.7)	$103.8	643.4	49.4	594.0

Weather -- Degree Days (a)
Heating (4,349 Normal)				4,232	(226)	4,458

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Transport volumes increased 26.4% between the comparative periods due to a higher amount of electric generation from natural gas within our service territory. Our margins on transported gas are significantly lower than our margins for retail gas sales. The increased transport volumes were offset, in part, by a decrease in residential therm deliveries of 2.3% due to warmer weather. Our residential customers are more weather sensitive and contribute higher margins than other customer classes. As measured by heating degree days, the first nine months of 2005 were 5.1% warmer than the first nine months of 2004.

Other Operation and Maintenance Expenses

Other operation and maintenance expenses increased by $24.4 million or 3.8% during the first nine months of 2005 compared with the first nine months of 2004. The largest increase relates to $38.9 million of costs related to the Port Washington Generating Station lease and conservation programs, all of which were recognized in connection with the May 2004 and May 2005 limited rate increases which provided revenues on virtually a dollar for dollar basis. This increase was partially offset by approximately $10.0 million received as a settlement in a contract dispute with a vendor, reducing other operation and maintenance expense. Additionally, in the third quarter of 2004, we incurred $8.8 million of severance related costs due the voluntary severance programs that were implemented in the second half of 2004. We estimate that employee costs in the first nine months of 2005 were down approximately $10.6 million due fewer employees.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses increased by $6.1 million or 3.0 % during the first nine months of 2005. The variance is due to depreciation on increased plant balances between the comparative periods and a difference in the amount recognized for a decommissioning expense reduction to reflect the regulatory treatment of income taxes associated with gains in decommissioning trusts. The reduction recognized in the first nine months of 2004 was $7.7 million compared with the $4.0 million reduction recognized in the same period in 2005.

Other Income, Net

Other income, net increased by $16.5 million in the nine months ended September 30, 2005 compared with the same period in 2004. The following table summarizes the change in other income, net between the comparative periods.

	Nine Months Ended September 30

Other Income, Net	2005	B (W)	2004

	(Millions of Dollars)

Equity in Earnings of ATC	$22.8	$3.4	$19.4
Carrying Costs on Deferred Transmission Charges	13.5	4.7	8.8
Allowance for Funds Used During Construction	6.1	5.4	0.7
Other, net	3.1	3.0	0.1

Total Other Income, Net	$45.5	$16.5	$29.0

Income Taxes

For the first nine months of 2005, our effective tax rate was 37.8% compared to 38.1% for the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first nine months of 2005 and 2004:

	Nine Months Ended September 30

Wisconsin Electric Power Company	2005	2004

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$459.3	$578.9
Investing Activities	($300.5)	($280.2)
Financing Activities	($174.7)	($312.2)

Operating Activities

Cash provided by operating activities decreased to $459.3 million during the first nine months of 2005 compared with $578.9 million during the same period in 2004. This decrease was due to an increase in income taxes paid and an increase in working capital requirements driven primarily by the increased cost of natural gas.

Investing Activities

During the first nine months of 2005, we invested a total of $300.5 million in our business compared to $280.2 million during the same period in 2004. This increase is primarily related to capital expenditures in the nine months ended September 30, 2005 to facilitate compliance with the consent decree entered into with the U.S. Environmental Protection Agency (EPA) (See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters). In addition, expenditures associated with nuclear fuel purchases were higher during the first nine months of 2005.

Financing Activities

During the nine months ended September 30, 2005, we used $174.7 million for financing activities compared with using $312.2 million for financing activities during the first nine months of 2004. The decrease in cash used for financing activities is due, in part, to the August 2004 retirement of $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining three months of 2005 primarily through internally generated funds and short-term borrowings. Beyond 2005, we anticipate meeting our capital requirements through internally generated funds and short-term borrowings supplemented, when required, by the issuance of debt securities.

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

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. We anticipate issuing environmental trust bonds in 2006, subject to market conditions and other factors.

Our credit agreements provide liquidity support for our obligations with respect to commercial paper.

As of September 30, 2005, we have approximately $368.0 million of available unused lines of bank back-up credit facilities on a consolidated basis. On September 30, 2005, we had approximately $147.8 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at September 30, 2005:

Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term

	(Millions of Dollars)

$250.0	$7.0	$243.0	June-2007	3 year
$125.0	$ -	$125.0	Nov-2007	3 year

The following table shows our consolidated capitalization structure at September 30, 2005 and at December 31, 2004:

Capitalization Structure	September 30, 2005		December 31, 2004

	(Millions of Dollars)

Common Equity	$2,273.1	50.5%	$2,204.2	53.4%
Preferred Stock	30.4	0.7%	30.4	0.7%
Long-Term Debt (including
current maturities)	2,045.3	45.5%	1,706.8	41.3%
Short-Term Debt	147.8	3.3%	189.5	4.6%

Total	$4,496.6	100.0%	$4,130.9	100.0%

We recorded a $335.0 million capital lease in July 2005 in connection with the in-service date of the first unit at the Port Washington Generating Station. For additional information, see Note 2 -- Capital Lease Obligation in the Notes to Consolidated Condensed Financial Statements.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of September 30, 2005.

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Guarantees in the Notes to Consolidated Condensed Financial Statements.

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases. We have included our contractual obligations under all three of these contracts in our evaluation of Contractual Obligations/Commercial Commitments discussed below. For additional information, see Note 5 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements.

Contractual Obligations/Commercial Commitments:    Our total contractual obligations and other commercial commitments are approximately $5.8 billion as of September 30, 2005 compared with $5.6 billion as of December 31, 2004. This increase primarily reflects purchase obligations under new coal supply contracts offset, partially, by periodic payments made in the ordinary course of business during the nine months ended September 30, 2005.

FACTORS AFFECTING RESULTS, LIQUDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Construction Risk:    In December 2002, the PSCW issued a written order granting a Certificate of Public Convenience and Necessity (CPCN) to commence construction of the Port Washington Generating Station (Port Washington units) consisting of two 545-megawatt natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant. The order approved key financial terms of the leased generation contracts including fixed construction costs of the two Port Washington units at $309.6 million and $280.3 million (2001 dollars), respectively, subject to escalation at the GDP inflation rate, force majeure, excused events and event of loss provisions. For additional information, see Power the Future -- Port Washington below.

In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615-megawatt super critical pulverized coal generating units (Oak Creek expansion formerly referred to as the Elm Road units) adjacent to the site of our existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including a target construction cost of the Oak Creek expansion of $2.191 billion plus, subject to PSCW approval, cost over-runs of up to 5%, costs attributable to force majeure events, excused events and event of loss provisions. For additional information, see Power the Future -- Oak Creek expansion below.

Large construction projects of this type are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions by the permitting agencies, governmental actions and events in the global economy.

If final costs for the construction of the Port Washington units exceed the fixed costs allowed in the PSCW order, absent a finding by the PSCW of extraordinary circumstances such as force majeure conditions, this excess will not adjust the amount of the lease payments recovered from us. If final costs of the Oak Creek expansion are within 5% of the target cost, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Oak Creek expansion recovered from us would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW of extraordinary circumstances such as force majeure conditions.

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At September 30, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $69.5 million.

Commodity Price Risk:   In the normal course of business, we utilize contracts of various duration for the forward sale and purchase of electricity. This is done to optimize utilization of our available generating capacity and energy during periods when available power resources are projected to be greater than or less than our load obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. In addition, effective April 1, 2005, we became a market participant in the MISO Midwest Market. For additional information on the MISO Midwest Market, see Utility Rates and Regulatory Matters -- Other Utility Rate Matters and Industry Restructuring and Competition -- Electric Transmission and Energy Markets below. We manage our fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

In addition, we manage our natural gas price risk by utilizing a gas hedging program (for gas used in producing electricity) approved by the PSCW.

In July 2005, we received a letter from Union Pacific Corporation notifying us that a force majeure event requiring maintenance on a Union Pacific railroad line is expected to result in a 15-20% reduction in the amount of contracted deliveries of Powder River Basin coal to certain of our coal generating facilities from June 2005 through November 2005. In response, we reduced generation at certain coal fueled units, primarily during lower cost off peak periods to conserve coal inventories. This required us to obtain additional megawatt hour purchases through other potentially higher cost generating resources in the MISO Midwest Market. In August 2005, we requested and received approval from the PSCW to defer incremental fuel costs associated with reduced coal deliveries. Through September 30, 2005, we deferred approximately $7.9 million of incremental fuel costs and we expect to recover these costs in future rates, subject to review and approval of the PSCW.

Natural Gas Costs:   Significant increases in the cost of natural gas affect our electric and gas utility operations. Natural gas costs have increased significantly, both because the supply of natural gas in recent years has not kept pace with the demand for natural gas and due to the impacts of hurricanes on offshore Gulf of Mexico natural gas production. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas is added to the nation's energy supply mix.

Higher natural gas costs increase our working capital requirements, resulting in higher gross receipts taxes in the State of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers has increased.

In February 2005, the PSCW gave us permission to use the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates.

As a result of a gas cost recovery mechanism, our gas distribution operations receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. In addition, we believe that increased natural gas costs will result in reduced usage of natural gas by our residential customers who contribute higher margins than other customer classes.

POWER THE FUTURE

Under Wisconsin Energy's Power the Future strategy, we expect to meet a significant portion of our future generation needs through new plants that are being constructed by We Power. The new plants will be leased to us by We Power under long-term leases, and we expect to recover the lease payments in our electric rates.

Port Washington:    Construction of Unit 1 began in 2003 and it was put into service in July 2005 and is fully operational. Unit 1 was completed within the PSCW approved cost parameters. In October 2003,

We Power received approval from the Federal Energy Regulatory Commission (FERC) to transfer by long-term lease certain associated FERC jurisdictional assets to us. In May 2004, Wisconsin Energy filed an updated demand and energy forecast with the PSCW to document market demand for additional generating capacity. Construction of Unit 2 began with site preparation in May 2004. We expect Unit 2 to be operational in 2008.

Oak Creek expansion:   In November 2003, the PSCW issued an order granting Wisconsin Energy, Wisconsin Electric and We Power a CPCN to commence construction of the Oak Creek expansion to be located adjacent to our existing Oak Creek Power Plant. The first unit is scheduled to be operational in 2009 and the second unit is scheduled to be operational in 2010. The CPCN was granted contingent upon us obtaining the necessary environmental permits. We have received all permits necessary to commence construction. In September 2005, We Power received confirmation from the co-owners that they intend to purchase an ownership interest in the project. We Power anticipates closing on the transaction in November 2005, at which time We Power expects to receive approximately $40.0 million in cash, which represents approximately 17% of the projected costs to date. Subsequent to the sale, the co-owners will share ratably in the construction costs. We will be leasing an 83% interest in the Oak Creek expansion.

In November 2004, a Dane County Circuit Court judge reviewing challenges to the PSCW's order authorizing We Power to build the Oak Creek expansion vacated the CPCN and remanded it back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness of the application and in its decision on several other points.

We, along with Wisconsin Energy, We Power, the PSCW and the Wisconsin Department of Natural Resources (WDNR) filed motions for direct, expedited appeal in mid-December 2004 with the Supreme Court of Wisconsin. In January 2005, the Supreme Court of Wisconsin agreed to hear the appeal and on March 30, 2005 the Court heard oral arguments in this matter. On June 28, 2005, the Supreme Court of Wisconsin issued its decision which reversed the Dane County Circuit Court's decision that vacated the PSCW order authorizing We Power to build the Oak Creek expansion and upheld the PSCW's order in all respects. The CPCN granted by the PSCW was reinstated and is in full force and effect.

As a result of the delay to the start of construction caused by litigation, the project cost is expected to increase by $50 to $55 million dollars. This represents an increase of approximately 2.4% to 2.6% in the total cost of the project. We Power believes its share of these costs are ultimately recoverable from us under the terms of the lease agreements. However, recovery is subject to We Power's final calculation of costs and also to review and approval by the PSCW.

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

In September 2003, several parties filed a request with the WDNR for a contested case hearing in connection with our application to the WDNR for a Chapter 30 permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Oak Creek expansion. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and post-hearing briefing concluded in September 2004. In November 2004, the administrative law judge approved the WDNR's issuance of the Chapter 30 permit for the Oak Creek expansion. In December 2004, opponents filed a petition for review of the decision in Dane County Circuit Court. In January 2005, we filed a motion to dismiss the opponents' petition based on procedural errors. The WDNR joined in this motion. In March 2005, the court dismissed the appeal. The opponents have appealed the court's dismissal to the Wisconsin Court of Appeals. Briefing has been completed and a decision is anticipated in 2006.

We applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit that is required for operation of the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units. In March 2005, the WDNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents filed a petition for judicial review in Dane County Circuit Court and a request for a contested case proceeding with the WDNR. In September 2005, the judicial review proceeding in Dane County Circuit Court was dismissed. All parties to this action agreed to the dismissal. The WDNR granted a contested case hearing and the administrative law judge has scheduled a hearing for March 2006. We anticipate a decision by the administrative law judge in the first half of 2006.

In May 2005, we received the Army Corps of Engineers federal permit necessary for the construction of the Oak Creek expansion. Opponents may appeal the permit in federal court.

In January 2004, the WDNR issued the Air Pollution Control and Construction Permit (Air Permit) to us for the Oak Creek expansion. In February 2004, project opponents submitted a request for a contested case hearing with the WDNR which was granted. The contested case hearing was held in October 2004. In February 2005, an administrative law judge issued a decision affirming the WDNR January 2004 issuance of the Air Permit. In February 2005, the project opponents filed a petition for judicial review of the decision with the Dane County Circuit Court. In September 2005, the Dane County Circuit Court dismissed with prejudice the appeal of the administrative law judge's decision. All parties to this action agreed to the dismissal. This dismissal is the final resolution of all legal challenges to the issuance of the Air Permit.

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

In July 2005, we filed an electric and steam price increase request with the PSCW. We requested an increase in electric rates of $143.6 million for 2006, and an $8.8 million total increase in rates for steam over the two year period of 2006 and 2007. The requested electric rate increase includes: (1) costs associated with the continued investment in Wisconsin Energy's Power the Future strategy, (2) recovery of transmission costs that exceed the amount we are currently collecting from customers, (3) additional sources of renewable energy, and (4) a rate freeze for day to day operations of the electric system until 2008. The requested steam rate increase is due to (1) the costs of maintaining the steam system, (2) the cost of fuel and (3) the costs associated with making changes to our steam utility operations as part of the reconstruction of the Marquette Interchange project in downtown Milwaukee, Wisconsin.

Subsequent to the initial filing of this pricing request, we experienced a significant increase in the cost of fuel and purchased power due to the increases in natural gas prices and the reductions in coal deliveries as discussed above. In October 2005, we filed a letter with the PSCW informing them of our need to include the increased cost of natural gas used for generation of electricity in our pending 2006 pricing request.

In a scheduling conference held in July 2005, the PSCW's administrative law judge set a schedule which would allow for a PSCW decision and order on both requests by year end 2005. Such an order would allow the rates to be effective January 2006.

Other Limited Rate Adjustment Requests

2005 Revenue Deficiencies:   In May 2004, we filed an application with the PSCW for an annualized increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new Port Washington Generating Station and the Oak Creek expansion being constructed as part of Wisconsin Energy's Power the Future strategy, (2) costs associated with our energy efficiency procurement plan and (3) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange highway project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for our electric operations and $0.5 million (3.6%) for our steam operations. In January 2005, as a result of the litigation involving the Oak Creek expansion, we amended this filing to reduce the total revenue request to $52.4 million. In May 2005, the PSCW issued its final written order implementing an annualized increase in electric rates of $59.7 million (3.1%) and an increase of $0.5 million (3.6%) in steam rates.

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

Other Utility Rate Matters

Bad Debt Costs:   In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing was a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for escrow accounting. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceeds amounts allowed in rates.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. We anticipate issuing environmental trust bonds in 2006, subject to market conditions and other factors.

MISO Midwest Market:   In January 2005, we requested deferral accounting treatment from the PSCW for certain incremental costs or benefits that may occur due to the implementation on April 1, 2005 of the MISO Midwest Market. We received approval for this accounting treatment in March 2005.

Additionally, in March 2005, we submitted a joint proposal to the PSCW with other utilities requesting escrow accounting treatment for the MISO Midwest Market costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the March 2005 approval for deferral accounting treatment. We anticipate receiving a decision on this request in the fourth quarter of 2005. For additional information see Industry Restructuring and Competition -- Electric Transmission and Energy Markets -- the MISO Midwest Market below.

Point Beach Design Basis Calculation Re-analysis:   We are in the initial process of performing a review of system design calculations to validate the plant design and licensing basis for the Point Beach Nuclear Plant. The cost of this project is expected to be approximately $15.0 million. The work is being performed to demonstrate that the design basis for the plants existing operating license is being met. This project will verify that the activities authorized by the existing operating license and the renewed operating license, if approved by the NRC, are and will continue to be conducted in accordance with the current licensing basis. This must be demonstrated in order to support the long-term operation of the plant. In July 2005, we requested approval from the PSCW that the costs associated with this project be capitalized or considered for deferral. We withdrew our request in the fourth quarter of 2005 and will continue to expense costs associated with this project.

Nuclear Refueling Outages - 2005:   In May 2005, we requested and we received approval from the PSCW to defer replacement power costs incurred after May 30, 2005 due to the longer-than-expected outage at Point Beach Unit 2. We deferred $22.1 million of incremental purchased power costs related to the extended outage. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval. For additional information see Nuclear Operations below.

Reduced Coal Deliveries:    In August 2005, we requested and received approval from the PSCW to defer incremental fuel costs associated with reduced coal deliveries. Through September 30, 2005, we deferred approximately $7.9 million of incremental fuel costs and we expect to recover these costs in future rates, subject to review and approval of the PSCW. For further information regarding rates see Item 2. Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks -- Commodity Price Risk.

NUCLEAR OPERATIONS

We own two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of Wisconsin Energy and affiliates of other unaffiliated utilities.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. In 2004, Unit 1 had a scheduled refueling outage in the second quarter. In 2005, we have two scheduled outages. During these scheduled refueling outages we are replacing the reactor vessel heads in each Unit. This work, along with other planned maintenance, is expected to result in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power.

The Unit 2 outage began in April 2005 and was originally expected to be completed by the end of May 2005. However, the outage was delayed due to the need to obtain a Safety Evaluation Report and a license amendment from the NRC prior to lifting and setting the new Unit 2 reactor vessel head. In late June, the license amendment was received, the reactor vessel head was replaced and the outage was completed and Unit 2 was returned to full load on July 16, 2005. In May 2005, we received approval from the PSCW to defer incremental replacement power costs as a result of the extended outage. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval.

The Point Beach Nuclear Unit 1 refueling outage began in September 2005 and is expected to be completed in the fourth quarter of 2005. During the outage, the Unit 1 reactor vessel head will be replaced and other planned maintenance will be performed. NMC filed a request with the NRC to obtain a similar license amendment for the Unit 1 outage. The NRC granted the license amendment in September 2005.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Transmission and Energy Markets

MISO Midwest Market:   On April 1, 2005, MISO implemented a bid-based energy market (MISO Midwest Market). The MISO Midwest Market rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all the bids and offers made into the market that day. MISO is responsible for ensuring that load requirements in the region are met reliably and efficiently, and to manage congestion on the transmission system.

As part of the energy market, MISO implemented a Locational Marginal Pricing (LMP) system, a market - based platform for valuing transmission congestion. The LMP system includes the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs). FTRs are allocated to market participants by MISO. The first allocation of FTRs was completed for the period of April 1, 2005 through August 31, 2005. To date, our unhedged congestion charges have not been material. The FTR allocation process has been performed again for the period from September 1, 2005 to May 31, 2006. We were granted substantially all of the FTRs that we were permitted to request during the allocation process.

To mitigate the risks of this new bid-based energy market, we requested deferral accounting treatment from the PSCW in January 2005 for certain incremental costs or benefits that may occur due to the implementation of the MISO Midwest Market. Our request excluded LMP energy costs because these costs are subject to recovery under the Wisconsin Fuel Cost Adjustment Procedure. In March 2005, the PSCW accepted our request. We submitted another joint proposal with other utilities in March 2005, requesting escrow accounting treatment for the MISO Midwest Market costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the March 2005 approval for deferral accounting treatment. For further information on the accounting for MISO transactions see Critical Accounting Estimates below.

MISO -- PJM Interconnection, L.L.C (PJM) Regional Transmission Charges:   The FERC permits transmission owning utilities to propose a charge to recover revenues that will be lost as a result of a regional transmission organization (RTO). Entities that currently pay a transmission charge to move energy through or out of a neighboring transmission system will no longer pay this charge to the neighboring transmission system owner or operator upon the neighboring transmission system owner or operator joining an RTO. The FERC has proposed a charge to recover these lost revenues.

The FERC has ordered the elimination of through and out transmission charges for transactions between MISO and PJM. PJM is an RTO adjacent to MISO that manages the transmission system extending from Northern Illinois to the Mid-Atlantic States. In addition, FERC ordered a seams elimination charge to be paid by MISO load serving entities, which includes Wisconsin Electric and Edison Sault, for the period beginning December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of an RTO and/or from FERC's elimination of through and out transmission charges between MISO and PJM. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. A decision from the hearing process is expected in the second half of 2006. We are currently unable to determine the impacts on us; however, we do not anticipate material financial impacts.

ENVIRONMENTAL MATTERS

National Ambient Air Quality Standards:   In 2004, the EPA began implementing the National Ambient Air Quality Standards (NAAQS) for 8-hour ozone and fine particulate matter (PM 2.5 ) by designating nonattainment areas in the country. The states are currently developing rules to implement the new standards. Although specific emission control requirements are not yet defined, we believe that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. Reductions associated with the new fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017.

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

Mercury Emission Control Rulemaking:   As required by the 1990 amendments to the Federal Clean Air Act, the EPA issued a regulatory determination in December 2000 that utility mercury emissions should be regulated. The EPA issued the final Clean Air Mercury Rule (CAMR) in March 2005. The compliance date for the federal rule is 2010 for Phase I and 2018 for Phase II. Additional expenditures will be required to meet the first and second phases of the federal rule. Because the technology is under development, it is difficult to estimate the cost. We believe the range of possible expenditures could be approximately $50 million to $200 million.

The federal rule is being challenged by a number of states including Wisconsin. Depending on the litigation, the timing for compliance may be affected. The construction air permit issued for the Oak Creek expansion is not impacted by the new rule.

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

OTHER MATTERS

In August 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Policy Act). Among other things, the Energy Policy Act includes tax subsidies for electric utilities and the repeal of the Public Utility Holding Company Act of 1935. The Energy Policy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. Implementation of the Energy Policy Act will require state level proceedings and the development of regulations by federal agencies, including the FERC. The impact of the Energy Policy Act will depend on the implementation of final rules and regulations and cannot be determined at this time.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payment for public companies. In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We are currently evaluating the provisions of SFAS 123R and SAB 107, including the method of transition, and expect to adopt SFAS 123R on January 1, 2006.

In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement No. 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement No. 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The scope of FIN 47 includes asbestos costs, coal handling equipment, water intake facilities located on lakebeds and may also apply to other facilities. Any changes in expense due to differing assumptions between FIN 47 and those currently required by the PSCW are not expected to be material and we expect to defer the differences as regulatory assets or liabilities. FIN 47 will be effective as of December 31, 2005.

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

CRITICAL ACCOUNTING ESTIMATES

MISO Bid-Based Energy Market:   Effective April 1, 2005, MISO implemented the MISO Midwest Market, a bid-based energy market. The market requires that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all the bids and offers made into the market that day and establishes a locational marginal price (LMP) which reflects the market price for energy. As a participant in the new MISO Midwest Market, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. To the extent the established LMP price for energy is not sufficient to recover the cost of running a generating unit dispatched at MISO's request, the tariff provides a mechanism for us to recover the deficiency (the "make-whole payment"). Since the start of the MISO Midwest Market, MISO has significantly increased the amount of generation provided by our higher cost combustion turbines. We have recorded a receivable from MISO for the make-whole payments associated with this operation. A reserve has been established for a portion of these receivables that are currently in dispute. Additionally, the MISO Midwest Market subjects us to additional costs primarily associated with constraints in the transmission system. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval.

For a full discussion of Critical Accounting Estimates see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Critical Accounting Estimates in Wisconsin Electric's 2004 Annual Report on Form 10-K filed with the SEC.

CAUTIONARY FACTORS

This report and other documents or oral presentations contain or may contain forward-looking statements made by us or on our behalf. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on the forward-

looking statements. When used in written documents or oral presentations, the terms "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

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
  Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc. bid-based energy market that started in April 2005, the associated outcome of our March 2005 request of the Public Service Commission of Wisconsin to escrow potential future rate recovery for the incremental costs or benefits resulting from this new energy market, and the ultimate determination by the Federal Energy Regulatory Commission on the details of the seams elimination charges.
  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally as a result of the repeal of the Public Utility Holding Company Act of 1935 or otherwise.
  Factors which impede execution of Wisconsin Energy's Power the Future strategy, including receipt of necessary state and federal regulatory approvals, timely and successful resolution of legal challenges; local opposition to siting of new generating facilities, construction risks, including the interpretation or enforcement of permit conditions by the permitting agencies, and obtaining the investment capital from outside sources necessary to implement the strategy.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Electric's Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005. For information concerning other market risk exposures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Electric's 2004 Annual Report on Form 10-K.

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

However, during the second quarter of 2005, in connection with the MISO bid-based energy market which became effective on April 1, 2005 and impacted our regulated electric generation operations and purchased power, we implemented a new software system and modified existing processes to facilitate participation in, and validate resultant settlements from the MISO Midwest Market.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of our 2004 Annual Report on Form 10-K and Item 1, Legal Proceedings, in Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2005.

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

UTILITY RATES AND REGULATORY MATTERS

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters and -- Nuclear Operations in Part I of this report for information concerning rate matters in the jurisdictions where we do business and for information concerning nuclear operations at our Point Beach Nuclear Plant.

Power the Future:   See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Part I of this report for information concerning recent PSCW and other actions related to Wisconsin Energy's Power the Future strategy.

OTHER MATTERS

Arbitration Proceedings:   Our largest electric customer owns two mines that operate in the Upper Peninsula of Michigan. The mines represent approximately 7% of our annual electric sales and less than 1% of our annual net income. The mines have a special negotiated contract that expires in December 2007. The contract has price caps for approximately 80% of the energy sales. The mines are billed at rates reflecting incremental costs and amounts billed that exceed the price caps are refunded without interest in the year following the contract year. We do not recognize revenue on amounts billed that exceed the price caps.

The incremental power costs in the Upper Peninsula of Michigan are now determined by MISO. In April 2005, we began to bill the mines the incremental power costs as quantified by the MISO Midwest Market. The mines have notified us that they are disputing these billings and they have placed the disputed amounts in escrow. In September 2005, the mines notified us that they have filed for formal arbitration related to this contract. We have notified the mines that we believe that they have failed to comply with certain notification provisions related to annual production as specified within the contract. As of September 30, 2005, the mines have placed $35.8 million in escrow. At this time, we are unable to predict the outcome of the formal arbitration process, but we believe that it will not have a material impact on our financial condition or results of operations.

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against us for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of our electrical system.

On February 26, 2004, a Wisconsin jury awarded $850,000 to a dairy farmer who alleged that our distribution system caused damages to his livestock. We have filed an appeal in this decision. In May 2005, a stray voltage lawsuit was filed against us. We do not believe the lawsuit has merit and we will vigorously defend the case. The claims made against us in these cases are not expected to have a material adverse effect on our financial condition or results of operations.

Even though any claims which may be made against us with respect to stray voltage and ground currents are not expected to have a material adverse effect on our financial condition, we continue to evaluate various options and strategies to mitigate this risk.

ITEM 5. OTHER INFORMATION

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On November 1, 2005, Wisconsin Energy amended the Wisconsin Energy Corporation Executive Deferred Compensation Plan, amended and restated as of July 23, 2004 (Plan), to change the manner in which deferrals of equity-based awards, account balances invested in the Wisconsin Energy stock measurement fund and transactions into and out of such fund are valued under the Plan from the average of the reported high and low prices for shares of Wisconsin Energy common stock as of a particular day to the closing price for the stock as of a particular day.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1

Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of July 28, 2005. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/2005 Form 10-Q.)

10.2

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, amended and restated as of July 23, 2004 (including amendments approved effective as of November 2, 2005). (Exhibit 10.2 to Wisconsin Energy Corporation's 09/30/2005 Form 10-Q.)

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

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: November 4, 2005	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer