Form 10-K
period 2005-12-31
WISCONSIN ELECTRIC POWER CO
filed 2006-03-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Electric Power Company held by non-affiliates as of June 30, 2005 was zero. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2006):

Common Stock, $10 Par Value, 33,289,327 shares outstanding.

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's definitive information statement for its Annual Meeting of Stockholders, to be held on April 28, 2006, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
Item	Page
PART I

1. Business .............................................................................................................................................	18

1A. Risk Factors ......................................................................................................................................	18

1B. Unresolved Staff Comments .............................................................................................................	22

2. Properties ..........................................................................................................................................	22

3. Legal Proceedings .............................................................................................................................	23

4. Submission of Matters to a Vote of Security Holders ......................................................................	24

Executive Officers of the Registrant ..................................................................................................	24

PART II

5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...........................................................................................................................	26

6. Selected Financial Data ....................................................................................................................	27

7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...........	29

7A. Quantitative and Qualitative Disclosures About Market Risk .........................................................	65

8. Financial Statements and Supplementary Data ................................................................................	66

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........	99

9A. Controls and Procedures ...................................................................................................................	99

9B. Other Information .............................................................................................................................	99

PART III

10. Directors and Executive Officers of the Registrant ..........................................................................	99

11. Executive Compensation ..................................................................................................................	100

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .............................................................................................................................................	100

13. Certain Relationships and Related Transactions ..............................................................................	100

14. Principal Accountant Fees and Services ..........................................................................................	100

PART IV

15. Exhibits and Financial Statement Schedules ...................................................................................	101

Schedule II - Valuation and Qualifying Accounts ...........................................................................	102

Signatures .........................................................................................................................................	103

Exhibit Index ....................................................................................................................................	E-1

PART I
ITEM 1.	BUSINESS

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,092,400 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 446,400 gas customers in Wisconsin and approximately 460 steam customers in metro Milwaukee, Wisconsin. For further financial information about our business segments, see Results of Operations in Item 7 and Note O -- Segment Reporting in the Notes to Consolidated Financial Statements in Item 8.

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

Power the Future Strategy:   In September 2000, Wisconsin Energy announced its Power the Future strategy to improve the supply and reliability of electricity in Wisconsin. As part of the Power the Future strategy, Wisconsin Energy is: (1) investing in new natural gas-fired and coal-fired electric generating facilities, (2) upgrading our existing electric generating facilities and (3) investing in upgrades of our existing energy distribution system. Additional information concerning Power the Future may be found below under Utility Operations and Environmental Compliance as well as in Item 7.

Other:   Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate. As of December 31, 2005, Bostco had $40.9 million of assets.

Cautionary Factors Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described in Item 1A Risk Factors and under the heading Cautionary Factors in Item 7 of this report, other matters described under the heading Factors Affecting Results, Liquidity and Capital Resources in Item 7 of this report, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document. We disclaim any obligation to update these forward-looking statements.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

We are the largest electric utility in the State of Wisconsin. We generate and distribute electric energy in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Effective April 1, 2005, we began to participate in the Midwest Independent Transmission System Operator, Inc. (MISO) bid-based energy market (MISO Midwest Market) which changed how our generating units are dispatched and how we buy and sell power. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Sales

See Selected Operating Data in Item 6 for certain electric utility operating information by customer class during the period 2001 through 2005.

We are authorized to provide retail electric service in designated territories in the State of Wisconsin, as established by indeterminate permits, certificates of public convenience and necessity or boundary agreements with other utilities, and in certain territories in the State of Michigan pursuant to franchises granted by municipalities. We also sell wholesale electric power within the MISO Midwest Market.

Our electric energy sales to all classes of customers totaled approximately 32.0 million megawatt hours (mwh) during 2005, a 2.6% increase from 2004. Approximately 0.4 million of megawatt-hour sales during 2005 were to Edison Sault. We had approximately 1,092,400 electric customers at December 31, 2005, an increase of 1.0% since December 31, 2004.

Electric Sales Growth:   Assuming moderate growth in the economy of our electric utility service territories and normal weather, we presently anticipate total retail and municipal electric kilowatt-hour sales to grow at an annual rate of 1.0% to 1.5% over the next five years. We also anticipate that our annual electric demand will grow at a rate of 2.0% to 3.0% over the next five years.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. We currently have special negotiated power-sales contracts with these mines that expire in December 2007. The combined electric energy sales to the two mines accounted for 7.2% and 7.5% of our total electric utility energy sales during 2005 and 2004, respectively. The mines have notified us that they are disputing certain billings and they have placed the disputed amounts in escrow. In September 2005, the mines notified us that they have filed for formal arbitration related to this contract. We have notified the mines that we believe that they have failed to comply with certain notification provisions related to annual production as specified within the contract. For further information, see Legal Matters under Factors Affecting Results, Liquidity and Capital Resources in Item 7 of this report.

Sales to Wholesale Customers:   During 2005, we sold wholesale electric energy to three municipally owned systems, two rural cooperatives and one municipal joint action agency located in the states of Wisconsin, Michigan and Illinois. We also made wholesale electric energy sales to 34 other public utilities and power marketers throughout the region under rates approved by the Federal Energy Regulatory Commission (FERC). Wholesale sales accounted for approximately 9.3% of our total electric energy sales and 5.5% of total electric operating revenues during 2005, compared with 9.7% of total electric energy sales and 4.1% of total electric operating revenues during 2004.

Electric System Reliability Matters:  Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. As a summer peaking utility, we reached our 2005 electric peak demand obligation of 6,278 megawatts on August 9, 2005 and our all-time electric peak demand obligation of 6,376 megawatts on August 21, 2003. The summer period is the most relevant period for capacity planning purposes for us as a result of cooling load. In 2005 and prior, we were a member of the Mid-America Interconnected Network, Inc. (MAIN) reliability council, whose guidelines required a minimum 14% planning reserve margin for the short-term (up to one year ahead). Effective January 1, 2006, we became a member of ReliabilityFirst Corporation, a successor council encompassing most of the East Central Area Reliability Council and Mid Atlantic Area Council and a portion of MAIN. ReliabilityFirst Corporation has not yet established guidelines in this area but members are expected to adhere to the guidelines of their predecessor councils until new guidelines are established. Because we must also adhere to Public Service Commission of Wisconsin (PSCW) guidelines requiring an 18% planning reserve margin we expect to be in compliance with ReliabilityFirst Corporation guidelines when established. The Michigan Public Service Commission (MPSC) has not established guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2005 and expect to have adequate capacity to meet all of our firm obligations during 2006. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7. For additional information regarding our generation facilities, see Item 2.

Competition

Prior to 2003, the nation's electric utility industry had been following a trend towards restructuring and increased competition. However, given electric reliability problems experienced in the east coast in the summer of 2003 and in the State of California in 2001 and 2002, which had previously restructured its electric industry framework, and given the current status of restructuring initiatives in regulatory jurisdictions where we primarily do business, we do not expect to be affected by a significant change in electric regulation in the next five years. The PSCW has been and remains focused on electric reliability infrastructure issues for the State of Wisconsin. The State of Michigan implemented electric retail access in 2002, and the FERC continues to support the voluntary formation of large Regional Transmission Organizations (RTO) such as MISO. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Supply

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2005 as well as an estimate for 2006:

	Estimate	Actual

	2006	2005	2004	2003

Coal	54.7%	58.5%	62.5%	59.4%
Nuclear	23.8%	20.3%	24.4%	25.0%
Hydroelectric	1.2%	1.0%	1.1%	1.1%
Natural gas (a)	4.3%	3.0%	0.2%	0.6%
Oil and Other	0.1%	- %	- %	0.1%

Net Generation	84.1%	82.8%	88.2%	86.2%
Purchased Power	15.9%	17.2%	11.8%	13.8%

Total	100.0%	100.0%	100.0%	100.0%

(a)	Includes the first natural gas-fired unit at Port Washington Generating Station (PWGS) which was placed into service in July 2005.

Wisconsin Energy's Power the Future plan, which is discussed further in Item 7, Power the Future, includes the addition of 2,320 megawatts of generating capacity over the next five years. These plants will be leased to Wisconsin Electric under long-term leases. The Power the Future plan includes two 545-megawatt natural gas units at our existing site in Port Washington, Wisconsin. The first natural gas unit was placed into service in July 2005. The second natural gas unit is expected to be operational in 2008. We Power has begun construction of two 615-megawatt coal units (of which We Power will own approximately a 515-megawatt share of each unit) at our existing site in Oak Creek, Wisconsin. We anticipate that the first coal unit will be placed in service in 2009, followed by the second unit in 2010.

We believe that the Power the Future plan will allow us to better manage the mix of fuels used to generate electricity for our customers. We believe that it is in the best interests of our customers to provide a diverse fuel mix that is expected to maintain a stable, reliable and affordable energy supply in our service territory.

Our net generation, including PWGS Unit 1, totaled 28.0 million megawatt hours during 2005 compared with 29.0 million megawatt hours during 2004 and 27.8 million megawatt hours during 2003. When compared with the past year, net generation as a percent of our total electric energy supply is expected to increase in 2006 due to the availability of the PWGS Unit 1 for the entire year and one fewer scheduled nuclear outage in 2006 versus 2005.

Our average fuel and purchased power costs per megawatt hour by fuel type for the years ended December 31 are shown below.

	2005	2004	2003

Coal	$14.74	$14.18	$12.94
Nuclear	$5.06	$4.68	$4.79
Natural Gas - Combined Cycle	$84.77	-	-
Natural Gas - Peaking Units	$125.67	$95.16	$93.42
Purchased Power	$55.47	$37.49	$39.11

We use natural gas to fuel our peaking units that are designed to run for short durations. The PWGS natural gas-fired units that are part of the Power the Future plan are combined cycle facilities that are designed to run for longer durations and at a lower operating cost as compared to a peaking unit. The first unit at PWGS was placed into service in July 2005. We lease Unit 1 at PWGS from We Power.

Historically, the fuel costs for coal and nuclear generation are relatively stable as the fuel costs are under long-term contracts. In 2005, we entered into new coal contracts to replace certain contracts that expired during 2005. Coal and associated transportation services have seen greater volatility in pricing than typically experienced in these markets. Based on current market conditions, we expect coal and transportation costs to increase more significantly than our most recent historical trend.

The costs for natural gas and purchased power, which is primarily natural gas-fired, are more volatile and have experienced significant increases since 2002. Natural gas costs have increased significantly because the supply of natural gas in recent years has not keep pace with the demand for natural gas and due to the impacts of hurricanes on offshore Gulf of Mexico natural gas production. Beginning in late 2003 and concurrent with the approval of the PSCW, we established hedging programs to help manage our natural gas price risk. This hedging program is generally implemented on an 18 month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the 2005 and 2004 average costs of natural gas and purchased power shown above.

Our installed capacity by fuel type for the years ended December 31 is shown below.

	Dependable Capability in Megawatts (a)

	2005	2004	2003

Coal	3,334	3,334	3,560
Nuclear	1,036	1,036	1,036
Natural Gas/Oil (b)	1,163	1,163	1,157
Hydro	57	57	57

Total	5,590	5,590	5,810

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)

Approximately 67% of the Natural Gas/Oil units are dual fueled. The dual fuel facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Total does not include the 545-megawatts of natural gas-fired leased generation from We Power.

Coal-Fired Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2006, 99% of our projected coal requirements of

13 million tons will be under contracts which are not tied to 2006 market pricing fluctuations. We do not anticipate any problem in procuring our remaining 2006 coal requirements. Our coal-fired generation consists of six operating plants with a dependable capability of approximately 3,334 megawatts.

Following is a summary of the annual tonnage amounts for our principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage (a)

Dec. 2006	6,388,000
Dec. 2008	3,178,000
Dec. 2009	19,000
Dec. 2010	25,000

(a)	Table includes coal for Edgewater 5. We have a 25% interest in Edgewater 5, which is operated by Alliant Energy Corp, an unaffiliated utility.

Coal Deliveries:   Approximately 82% of our 2006 coal requirements are expected to be delivered by unit trains owned or leased by us. The unit trains will transport coal for the Oak Creek, Pleasant Prairie and Edgewater Power Plants from Wyoming mines. Coal from Central Appalachia and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Milwaukee County Power Plants. Montana and Wyoming coal for Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachia and Colorado coal bound for Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Environmental Compliance.

Nuclear Generation

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units at Point Beach Nuclear Plant (Point Beach) in Two Rivers, Wisconsin. We and Nuclear Management Company, LLC (NMC) filed an application with the U.S. Nuclear Regulatory Commission (NRC) in February 2004 to renew the operating licenses for both of our nuclear reactors for an additional 20 years. In December 2005, we received approval for license renewal from the NRC. The new operating licenses for Point Beach will expire in October 2030 for Unit 1 and in March 2033 for Unit 2. For additional information concerning Point Beach, see Factors Affecting Results, Liquidity and Capital Resources in Item 7 and Note F -- Nuclear Operations in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Management Company:   NMC, owned by our affiliate WEC Nuclear Corporation and the affiliates of two other unaffiliated investor-owned utilities in the region, operates Point Beach. NMC currently operates six nuclear generating units at four sites in the states of Wisconsin, Minnesota and Michigan with a total combined generating capacity of approximately 3,500 megawatts. We continue to own Point Beach and retain exclusive rights to the energy generated by the plant as well as financial responsibility for the safe operation, maintenance and decommissioning of Point Beach. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Nuclear Fuel Supply:   We purchase uranium concentrates (Yellowcake) and contract for its conversion, enrichment and fabrication. There have been numerous events in the nuclear fuel supply market that have affected the price of uranium concentrates, conversion service and enrichment services. The price of the fuel commodities has risen steadily since the fourth quarter of 2003 and we anticipate that the price will continue to rise due to current demand exceeding current supply. NMC is continually monitoring the nuclear fuel commodities market to assess current and future commodity pricing and adjusting purchasing strategies to address changes in the market conditions. We maintain title to the nuclear fuel until fabricated fuel assemblies are delivered to Point Beach; it is then sold to and leased back from the Wisconsin Electric Fuel Trust. For further information concerning this nuclear fuel lease, see Note G -- Long-Term Debt in the Notes to Consolidated Financial Statements in Item 8.

Uranium Requirements:   We require approximately 400,000 to 450,000 pounds of Yellowcake to refuel a generating unit at Point Beach. Point Beach has staggered fuel cycles that are expected to average approximately 18 months in duration. The supply of Yellowcake for these refuelings is currently provided through one long-term contract, which supplies 100% of the annual requirements through 2007, with an option to extend the current contract through 2009. Contract negotiations through NMC are currently underway that would supply approximately 25% of the Point Beach requirements from 2010 to 2016.

Conversion:   We have conversion services supply from a share of an NMC fleet contract for conversion services and four spot purchase contracts to meet 100% of our conversion requirements for 2006. In 2005, the NMC conversion services contract was amended to supply approximately 20% of the Point Beach requirements through 2010. We are currently negotiating additional contracts for conversion services to meet approximately 50% of the Point Beach requirements through 2011.

Enrichment:   We effectively have one long-term contract and another contract through NMC that provide for 100% of the required enrichment services for the Point Beach reactors through the year 2006 and approximately 38% of the enrichment services requirements through 2009. Contract negotiations for additional enrichment services supply are currently underway that would supply the remainder of the Point Beach requirements through 2009.

Fabrication:   Fabrication of fuel assemblies from enriched uranium for Point Beach is covered under a contract with Westinghouse Electric Company, LLC. The current contract for fabrication services is through 2010 for Unit 1 and 2013 for Unit 2.

Used Nuclear Fuel Storage & Disposal:   For information concerning used fuel storage and disposal issues, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Nuclear Decommissioning:   We provide for costs associated with the eventual decommissioning of Point Beach through the use of external trust funds. Payments to these funds, together with investment results, brought the balance in the funds at December 31, 2005 to approximately $782.1 million. For additional information regarding decommissioning, see Note F -- Nuclear Operations in the Notes to Consolidated Financial Statements in Item 8.

Nuclear Plant Insurance:   For information regarding nuclear plant insurance, see Factors Affecting Results, Liquidity and Capital Resources in Item 7 and Note F -- Nuclear Operations in the Notes to Consolidated Financial Statements in Item 8.

Hydroelectric Generation

Our hydroelectric generating system consists of thirteen operating plants with a total installed capacity of approximately 88 megawatts and a dependable capability of approximately 57 megawatts. Of these thirteen plants, twelve are licensed by the FERC. The thirteenth plant, with an installed generating capacity of approximately 2 megawatts, does not require a license. Twelve licensed plants, representing a total of 86 megawatts of installed capacity, have long-term licenses from the FERC.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of four operating plants with a dependable capability of approximately 888 megawatts. In addition, in July 2005, we added 545-megawatts of leased natural gas-fired generation when the first unit at PWGS became operational. The second 545-megawatt unit at PWGS is expected to come on line in 2008.

We purchase natural gas for these plants on the spot market from gas marketers, utilities and producers and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, balancing and storage agreements intended to support the plants' variable usage.

The PSCW has approved a program that allows us to hedge up to 75% of our estimated gas usage for electric generation in order to help manage our natural gas price risk. The costs of this program are included in our fuel and purchased power costs.

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Point Beach and Germantown Power Plants units 1-4. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant, as backup for ignition at the Pleasant Prairie Power Plant and as a backup fuel for the natural gas-fired turbines which have interruptible transportation. Our oil-fired generation has a dependable capability of approximately 275 megawatts. The natural gas facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Fuel oil requirements are purchased under agreements with suppliers.

Purchase Power Commitments

We enter into short and long-term purchase power commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our purchase power commitments with unaffiliated companies over the next five years:

Year	Megawatts Under Purchase Power Commitments

2006	1,195
2007	1,153
2008	703
2009	585
2010	585

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

ATC is owned by the utilities that contributed facilities or capital in accordance with 1999 Wisconsin Act 9. As of December 31, 2005, we owned approximately 29.4% of ATC. We anticipate that our ownership will be reduced to approximately 26% by December 31, 2006 as other owners contribute transmission assets to ATC.

ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. Specifically, ATC plans, constructs, operates, maintains and expands transmission facilities it owns to provide for adequate and reliable transmission of electric power. ATC is expected to provide comparable service to all customers, including us, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. As of February 1, 2002, operational control of ATC's transmission system was transferred to MISO, and we are a non-transmission owning member and customer of MISO.

We have contracted to provide, at cost, services required by ATC. Services include transmission line and substation operation and maintenance, engineering, project, real estate, environmental, supply chain, control center and miscellaneous services. The annual cost of the services provided by us was approximately $20 million, $21 million and $31 million during 2005, 2004, and 2003, respectively, and is expected to continue to decline in future years as ATC provides more of these services itself.

MISO:   In connection with its status as a FERC approved RTO, MISO developed a bid-based energy market, the MISO Midwest Market, which was implemented on April 1, 2005.

For further information on MISO and the MISO Midwest Market, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Renewable Electric Energy

Wisconsin Energy's Power the Future plan includes a commitment to significantly increase the amount of renewable energy generation we utilize beyond that required by Wisconsin law. Our target is to provide 5% of our retail electric sales in Wisconsin from renewable energy resources by the year 2011. In addition, we have an "Energy For Tomorrow®" renewable energy program to provide our customers the opportunity to purchase energy from renewable resources.

Wisconsin's public benefits legislation requires that for 2006, retail energy providers supply 1.2% of a three year average of their Wisconsin retail electric sales from renewable energy. The required minimum percentage increases to 2.2% by the year 2011. For more information about public benefits see Regulation below.

In June 2005, we purchased the development rights to two wind farm projects from Navitas Energy Inc. We plan to develop the wind sites and construct wind turbines with a combined generating capability between 130 to 200 megawatts at a cost in the range of $250 to $320 million. We plan to file the necessary regulatory and environmental applications in 2006. We expect the turbines to be placed in service between 2007 and 2008 dependent upon the availability of wind turbines and the receipt of necessary regulatory approvals.

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

See Selected Operating Data in Item 6 for selected gas utility operating information by customer class during the period 2001 through 2005.

Total gas therms delivered, including customer-owned transported gas, were approximately 902.4 million therms during 2005, an 8.1% increase compared with 2004. At December 31, 2005, we were transporting gas for approximately 364 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 39% of the total volumes delivered during 2005, 34% during 2004, and 35% during 2003. We had approximately 446,400 gas customers at December 31, 2005, an increase of approximately 2.0% since December 31, 2004.

Our maximum daily send-out during 2005 was 656,249 dekatherms on January 17, 2005. A dekatherm is equivalent to ten therms or one million British thermal units.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for our electric energy supply represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total therm deliveries of natural gas to grow at an annual rate of approximately 0.9% for our gas operations over the five-year period ending December 31, 2010. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our gas utility service territories and normal weather.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Many of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. We are allowed to offer lower-priced gas sales and transportation services to dual fuel customers. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and us to have the gas transported to their facilities where it is used. We earn substantially the same margin (difference between revenue and cost of gas) whether we sell and transport gas to customers or only transport their gas.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see Factors Affecting Results, Liquidity and Capital Resources in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sales of the natural gas commodity and related services are expected to remain subject to competition from third parties. It remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with our suppliers and our customers despite periods of severe cold and unseasonably warm weather.

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

Term Gas Supply:   We have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired in the Joliet, Illinois market hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like our gas operations, must contract for capacity and supply sufficient to meet the firm peak day demand of our customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to our gas cost incentive mechanisms pursuant to which we have an opportunity to share in the cost savings. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information on the gas cost recovery mechanism. During 2005, we continued our active participation in the capacity release market.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge (i) up to 45% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 15% of planned flowing gas supply using NYMEX based natural gas future contracts and (iii) up to 35% of planned storage withdrawals using NYMEX based natural gas options. Those approvals allow us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our gas cost recovery (incentive) mechanism.

Guardian Pipeline:   Wisconsin Energy has a one-third interest in Guardian Pipeline L.L.C. (Guardian). We do not have an ownership interest in Guardian. Two unaffiliated companies also have one-third interests. Guardian owns an interstate natural gas pipeline from the Joliet, Illinois market hub to southeastern Wisconsin that is designed to serve the growing demand for natural gas in Wisconsin and Northern Illinois. Guardian pipeline began commercial operation in early December 2002. Currently, Guardian has firm transmission service agreements to transport 98% of its 750,000 dekatherms per day pipeline design capacity. Together, we and Wisconsin Gas have committed to purchase 650,000 dekatherms (approximately 87% of the pipeline's total capacity) per day of capacity on the pipeline over a long-term contract that expires in December 2012.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2005, the steam utility had $23.4 million of operating revenues from the sale of 2,908 million pounds of steam compared with $22.0 million of operating revenues from the sale of 2,869 million pounds of steam during 2004. As of December 31, 2005 and 2004, steam was used by approximately 460 customers for processing, space heating, domestic hot water and humidification.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7.

REGULATION

We were an exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935, as amended (PUHCA 1935), and Rule 2 thereunder and, accordingly, were exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility. In August 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Policy Act). The Energy Policy Act repealed PUHCA 1935 and enacted the Public Utility Holding Company Act of 2005 (PUHCA 2005), transferring jurisdiction over holding companies from the SEC to the FERC. We will be required to notify the FERC of our status as a holding company by reason of our ownership interest in ATC and to seek from the FERC the exempt status similar to that held under PUHCA 1935. For information on how rates are set see Rates and Regulatory Matters in Item 7.

We are subject to the Energy Policy Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act, among other things, repeals PUHCA 1935 making electric utility industry consolidation more possible, authorizes the FERC to review proposed mergers and the acquisition of generation facilities, changes the FERC regulatory scheme applicable to qualifying co-generation facilities and modifies certain other aspects of energy regulations and Federal tax policies applicable to us. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by the FERC, which will establish mandatory electric reliability standards, replacing the current voluntary standards developed by the North American Electric Reliability Council, and will have the authority to levy monetary sanctions for failure to comply with the new standards.

We are subject to the regulation of the PSCW as to retail electric, gas, and steam rates in the State of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. We are subject to regulation of the PSCW as to certain levels of short-term debt obligations. We are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the State of Michigan as noted above except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Our hydroelectric facilities are regulated by the FERC. We are subject to regulation of the FERC with respect to wholesale power service and accounting.

The following table compares the source of our operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2005.
	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin
Electric Utility - Retail	$2,049.7	69.8%	$1,830.6	70.0%	$1,762.8	69.9%
Gas Utility - Retail	593.6	20.2%	523.8	20.0%	513.0	20.3%
Steam Utility - Retail	23.5	0.8%	22.0	0.8%	22.4	0.9%

Total	2,666.8	90.8%	2,376.4	90.8%	2,298.2	91.1%
Michigan
Electric Utility - Retail	143.2	4.9%	134.4	5.1%	123.9	4.9%
FERC
Electric Utility - Wholesale	128.0	4.3%	105.8	4.1%	99.8	4.0%

Total Utility Operating Revenues	$2,938.0	100.0%	$2,616.6	100.0%	$2,521.9	100.0%

For information concerning the implementation of full electric retail competition in the State of Michigan effective January 1, 2002, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Operation and construction relating to our Point Beach Nuclear Plant are subject to regulation by the NRC. Our operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources (WDNR), the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

Public Benefits:   Public benefits legislation was included in 1999 Wisconsin Act 9. The law created new funding which is adjusted annually to be collected by all electric utilities and remitted to the Wisconsin Department of

Administration (DOA). The law also required utilities to continue to collect the funds at existing levels for low-income, conservation and environmental research and development programs and to transfer the funds for these programs to the DOA. We implemented this change in October 2000. The utilities' traditional role of providing these programs has shifted to the DOA, which administers the funds for a statewide public benefits program. As part of its order authorizing the construction of the two coal units under Wisconsin Energy's Power the Future strategy, the PSCW required us to implement an energy efficiency program for the years 2005-2008 in addition to the DOA administered programs.

This law also requires that for 2006, retail energy providers supply 1.2% of a three year average of their Wisconsin retail electric sales from renewable energy. The required minimum percentage increases to 2.2% by the year 2011.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in Liquidity and Capital Resources in Item 7. For discussion of additional environmental issues, see Environmental Matters in Item 3. For further information concerning air quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Our compliance with federal, state and local environmental protection requirements resulted in capital expenditures of approximately $153 million in 2005 compared with $78 million in 2004. Expenditures incurred during 2005 primarily included costs associated with the installation of pollution abatement facilities at our power plants. These expenditures are expected to approximate $83 million during 2006, reflecting nitrogen oxide (NOx), sulfur dioxide (SO2) and other pollution control equipment needed to comply with various rules promulgated by the EPA.

We estimate that our operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $40 million during 2005 and $52 million during 2004.

Solid Waste Landfills

We provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases against us.

Coal-Ash Landfills

Some early designed and constructed coal-ash landfills may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation and/or monitoring include:

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

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted us to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water. Future costs for remediation are estimated to be approximately $1.5 million and involve reconfiguration of the site and construction of a new cap, which will be accomplished as a part of site upgrades needed to facilitate construction of the new power plants.

Manufactured Gas Plant Sites

We are reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. See Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

Air Quality

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 for additional information concerning Air Quality.

Clean Water Act

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 for additional information concerning the Clean Water Act.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   At December 31, 2005, we had 4,653 total employees, of which 3,207 were represented under labor agreements. We had the following employees represented under labor agreements with the following bargaining units as of December 31, 2005:

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	2,381	August 15, 2007
Local 317 of International Union of Operating Engineers	430	September 30, 2006
Local 12005 of United Steel Workers of America (a)	175	November 3, 2008
Local 510 of International Brotherhood of Electrical Workers	164	April 30, 2007
Local 7-0111 of Paper, Allied- Industrial Chemical & Energy Workers International Union (a)	57	November 3, 2008

Total	3,207

(a)  Effective January 1, 2006, these bargaining units became a part of the Local 2006. These former locals are now individual bargaining units of Local 2006. We will continue to honor our bargaining agreements with each of these units as negotiated.

ITEM 1A.	RISK FACTORS

Our business is significantly impacted by governmental regulation.

We are subject to significant state, local and federal governmental regulation. We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the State of Wisconsin, standards of service, issuance of securities, short-term debt obligations, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. In addition, we are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the State of Michigan, except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Further, our hydroelectric facilities are regulated by the FERC, and the FERC also regulates our wholesale power service and accounting practices. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs.

We estimate that approximately 88% of our electric revenues are regulated by the PSCW, 6% are regulated by the MPSC and the balance of our electric revenues is regulated by the FERC. All of our natural gas revenues are regulated by the PSCW.

Our ability to obtain rate adjustments in the future is dependent upon regulatory action and there can be no assurance that we will be able to obtain rate adjustments in the future that will allow us to maintain our current authorized rates of return.

Factors beyond We Power's control could adversely affect project costs and completion of the natural gas-fired and coal-fired generating units We Power is constructing as part of Wisconsin Energy's Power the Future strategy.

Under Wisconsin Energy's Power the Future strategy, we expect to meet a significant portion of our future generation needs through the leasing of two 545-megawatt natural gas-fired generating units at the Port Washington Generating Station and two 615-megawatt coal-fired generating units (of which We Power will own a 515-megawatt share) to be located adjacent to our Oak Creek Power Plant. These new generating facilities are being constructed by We Power and will be leased to us under long-term leases. The first of these four units was placed into service in July 2005.

Large construction projects of this type are subject to usual construction risks over which We Power will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable law or regulations, adverse interpretation or enforcement of permit conditions, laws and regulations by the permitting agencies, governmental actions and events in the global economy.

As required by the Energy Policy Act, FERC developed new rules to implement certain provisions of the Energy Policy Act. Pursuant to these new rules, we are required to seek FERC authorization to lease from We Power the three Power the Future units that are currently being constructed by We Power. We are unable to determine at this time the magnitude of this new regulatory requirement on the Power the Future plan, if any.

We face significant costs of compliance with existing and future environmental regulations.

We are subject to extensive environmental regulations relating to, among other things, air emissions such as carbon dioxide, sulfur dioxide, nitrogen oxide, small particulates and mercury, water discharges and management of hazardous and solid waste. We incur significant expenditures in complying with these environmental requirements, including expenditures for the installation of pollution control equipment, environmental monitoring, emissions fees and permits at all of our facilities.

Existing environmental regulations may be revised or new laws or regulations may be adopted which could result in significant additional expenditures and operating restrictions on our facilities. In the event we are not able to recover all of our environmental expenditures from our customers in the future, our results of operations could be adversely affected.

In addition, we may also be responsible for liabilities associated with the environmental condition of the facilities that we have previously owned and operated, regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. The incurrence of a material environmental liability could have a significant adverse effect on our results of operations and financial condition.

Ownership and operation of nuclear generating units involve inherent risks that may result in substantial costs and liabilities.

We own two 518-megawatt nuclear electric generating units at the Point Beach site. The units are operated by NMC, a joint venture of Wisconsin Energy and affiliates of other unaffiliated utilities. During 2005, our nuclear generating units provided 20% of our net electric energy supply. Our nuclear facilities are subject to environmental, health and financial risks, including: handling of nuclear materials, on-site storage of spent nuclear fuel and the current lack of a long-term solution for disposal of materials; mechanical or structural problems; lapses in maintenance procedures; human errors in the operation of the reactors or safety systems; the threat of possible terrorist attacks; limitations on the amounts and types of insurance coverage commercially available; the continued ability of NMC to effectively manage and operate our nuclear facilities; and uncertainties regarding our ability to maintain adequate reserves for decommissioning the units. While we have no reason to anticipate a serious nuclear incident at our units, if an incident were to occur, it could result in substantial costs to us that may significantly exceed the amount of our insurance coverage and reserves.

The NRC has broad authority to impose licensing and safety related requirements for the operation of nuclear generating facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, until compliance is achieved. Further, in the event of a major incident at a nuclear facility anywhere in the world, the NRC could limit or prohibit the operation or licensing of any domestic nuclear unit.

As a result of the September 11, 2001 terrorist attacks, the NRC and the industry have been strengthening security at nuclear power plants. Increased security measures and other safety requirements could require us to make substantial capital expenditures at our nuclear generating units.

Energy sales are impacted by seasonal factors and varying weather conditions from year-to-year.

Our electric and gas utility businesses are generally seasonal businesses. Demand for electricity is greater in the summer and winter months associated with cooling and heating. In addition, demand for natural gas peaks in the winter heating season. As a result, our overall results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically had lower revenues and net income when weather conditions are milder. Our rates in Wisconsin are set by the PSCW based on estimated temperatures which approximate 20-year averages. Below normal temperatures during the summer cooling season, and to a lesser extent, above normal temperatures during the winter heating season will negatively impact the results of operations and cash flows of our electric utility business. In addition, above normal temperatures during the winter heating season negatively impact the results of operations and cash flows of our gas utility business.

Higher natural gas costs may negatively impact our electric and gas utility operations.

Significant increases in the cost of natural gas affect our electric and gas utility operations. Natural gas costs have increased significantly, both because the supply of natural gas in recent years has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities, and due to the impacts of hurricanes on offshore Gulf of Mexico natural gas production. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas reserves are developed.

Our electric operations burn natural gas in several of our peaking power plants and in the leased Port Washington Generation Station Unit 1 and as a supplemental fuel at several coal-fired plants, and in many instances the cost of purchased power is tied to the cost of natural gas. In addition, higher natural gas costs also can have the effect of increasing demand for other sources of fuel thereby increasing the costs of these fuels as well.

In addition, higher natural gas costs increase our working capital requirements. As a result of gas cost recovery mechanisms, our gas distribution business receives dollar for dollar pass through of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative sources of fuel or reduce their usage, which could reduce future gas margins. We have experienced reduced usage of natural gas by our residential customers in 2005 and expect this to continue during the 2006 winter heating season. In addition, higher natural gas costs combined with slower economic conditions also exposes us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our facilities.

We are dependent on coal for much of our electric generating capacity. While we have coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to us. The suppliers under these agreements may experience financial or operational problems which inhibit their ability to fulfill their obligations to us. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices, or we may be forced to obtain additional megawatt hour purchases through other potentially higher cost generating resources in the MISO Midwest Market. Higher costs to obtain coal increase our working capital requirements.

Our financial performance may be adversely affected if we are unable to successfully operate our facilities.

Our financial performance depends on the successful operation of our electric generating and gas distribution facilities. Operation of these facilities involves many risks, including: operator error and breakdown or failure of equipment processes; fuel supply interruptions; labor disputes; operating limitations that may be imposed by environmental or other regulatory requirements; or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences. Unplanned generation outages can result in additional maintenance expenses as well as incremental replacement power costs.

We are exposed to risks related to general economic conditions in our service territories.

Our electric and gas utility businesses are impacted by the economic cycles of the customers we serve. In the event regional economic conditions decline, we may experience reduced demand for electricity or natural gas which could result in decreased earnings and cash flow. In addition, regional economic conditions also impact our collections of accounts receivable.

Our business is dependent on our ability to successfully access capital markets.

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities and preferred stock. Successful implementation of our long-term business strategies is dependent upon the ability of us to access the capital markets under competitive terms and rates. If our access to the capital markets were limited due to a ratings downgrade, prevailing market conditions or other factors, our results of operations and financial condition could be significantly adversely affected.

Repeal of the Public Utility Holding Company Act of 1935 and enactment of the Public Utility Holding Company Act of 2005 may subject us to increased regulation.

We were an exempt holding company under PUHCA 1935, and, accordingly, were exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility. However, the Energy Policy Act repealed PUHCA 1935 and enacted PUHCA 2005, transferring jurisdiction over holding companies from the SEC to the FERC. We will be required to notify the FERC of our status as a holding company and to seek from the FERC the exempt status similar to that held under PUHCA 1935. If we are unable to obtain exempt status from the FERC, we may become subject to increased regulation as a holding company by the FERC.

Restructuring in the regulated energy industry could have a negative impact on our business.

The regulated energy industry continues to experience significant structural changes. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant adverse financial impact on us. The timeline for restructuring and retail access continues to be stretched out, and it is uncertain when retail access will happen in Wisconsin; however, Michigan has adopted retail choice which potentially affects our Michigan operations. Under retail access legislation, customers are permitted to choose their own electric generation supplier. All Michigan electric customers were able to choose their electric generation supplier beginning in January 2002. Although competition and customer switching to alternative suppliers in our service territory in Michigan has been limited, the additional competitive pressures resulting from retail access could lead to a loss of customers and our incurring stranded costs.

The FERC continues to support the existing RTOs which affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented the MISO Midwest Market on April 1, 2005. The MISO Midwest Market rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a locational marginal price (LMP) which reflects the market price for energy. As a participant in the new MISO Midwest Market, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system.

Additionally, the MISO Midwest Market subjects us to additional costs primarily associated with constraints in the transmission system. MISO implemented the LMP system, a market-based platform for valuing transmission congestion. The LMP system includes the ability to mitigate or eliminate congestion charges through the use of financial transmission rights (FTRs). FTRs are allocated to market participants by MISO. We are presently operating under an FTR allocation that will be in effect through May 31, 2006. To date, our unhedged congestion charges have not been material. However, there can be no assurance that we will be granted an adequate level of FTRs in the future to avoid material unhedged congestion charges.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our principal properties outright, except that the major portion of electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or in streets and highways and on land owned by others.

As of December 31, 2005, we own the following generating stations with dependable capabilities during 2005 as indicated.

		No. of Generating	Dependable Capability In Megawatts (a)

Name	Fuel	Units	July	December

Steam Plants
Point Beach	Nuclear	2	1,026	1,036
Oak Creek	Coal	4	1,135	1,139
Presque Isle	Coal	9	618	618
Pleasant Prairie	Coal	2	1,224	1,234
Valley	Coal	2	267	227
Edgewater 5 (b)	Coal	1	105	105
Milwaukee County	Coal	3	10	11

Total Steam Plants		23	4,385	4,370
Hydro Plants (13 in number)		33	54	57
Germantown Combustion Turbines	Gas/Oil	5	345	345
Concord Combustion Turbines	Gas/Oil	4	376	376
Paris Combustion Turbines	Gas/Oil	4	400	400
Other Combustion Turbines & Diesel	Gas/Oil	4	38	42

Total System		73	5,598	5,590

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

Effective July 2005, we began leasing PWGS Unit 1, a 545-megawatt natural gas-fired generation unit, from We Power under a 25 year lease. In addition, we have a power purchase contract with an unaffiliated independent power producer. The contract is for 236 megawatts of firm capacity from a gas-fired cogeneration facility that expires in 2022.

As of December 31, 2005, our electric utility operated approximately 21,900 pole-miles of overhead distribution lines and 21,700 miles of underground distribution cable, as well as approximately 390 distribution substations and 272,200 line transformers.

As of December 31, 2005, our gas distribution system included approximately 9,100 miles of mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. We have a liquefied natural gas storage plant which converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 dekatherms per day. We also have a propane air system for peaking purposes. This propane air system will provide approximately 2,000 dekatherms per day of supply to the system. Where distribution lines and services and gas distribution mains and services occupy private property, we have obtained consents, permits or easements for these installations from owners of those properties, generally without an examination of ownership records.

As of December 31, 2005, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 9 miles of walkable tunnels and other pressure regulating equipment.

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

EPA Information Requests:   We responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours owned a parcel of property that is within the property boundaries of the site. We have not been named as a potentially responsible party at this time. Although we have not accepted responsibility for costs of any sort related to the property, remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

See Environmental Compliance in Item 1 and Environmental Matters, Manufactured Gas Plant Sites, Ash Landfill Sites and EPA - Proposed Consent Decree in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements, which are incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information concerning rate matters in the jurisdictions where we do business.

OTHER MATTERS

Used Nuclear Fuel Storage and Removal:   See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 for information concerning the United States Department of Energy's breach of a contract with us that required the Department of Energy to begin permanently removing used nuclear fuel from Point Beach Nuclear Plant by January 31, 1998.

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

Even though any claims which may be made against us with respect to stray voltage and ground currents are not expected to have a material adverse effect on its financial condition, we continue to evaluate various options and strategies to mitigate this risk. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7.

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

For information regarding additional legal matters, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2005 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected. Reference to Wisconsin Gas LLC includes the time spent with the Company prior to its conversion from a corporation to a limited liability company.

Gale E. Klappa. Age 55.

  Wisconsin Energy Corporation - Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
  Wisconsin Electric Power Company - Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Wisconsin Gas LLC - Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  The Southern Company - Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. The Southern Company is a public utility holding company serving the southeastern United States.
  Director of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC since 2003.

Charles R. Cole. Age 59.

  Wisconsin Electric Power Company - Senior Vice President since 2001.
  Wisconsin Gas LLC - Senior Vice President since July 2004.

Stephen P. Dickson. Age 45.

  Wisconsin Energy Corporation - Vice President since October 2005. Controller since 2000.
  Wisconsin Electric Power Company - Vice President since October 2005. Controller since 2000.
  Wisconsin Gas LLC - Vice President since October 2005. Controller since 1998.

Frederick D. Kuester. Age 55.

  Wisconsin Energy Corporation - Executive Vice President since May 2004.
  Wisconsin Electric Power Company - Executive Vice President since May 2004. Chief Operating Officer since October 2003.
  Wisconsin Gas LLC - Executive Vice President since May 2004.
  Mirant Corporation- Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett. Age 39.

  Wisconsin Energy Corporation - Executive Vice President since May 2004. Chief Financial Officer since    July 2003.
  Wisconsin Electric Power Company - Executive Vice President since May 2004. Chief Financial Officer since    July 2003.
  Wisconsin Gas LLC - Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Georgia Power Company - Executive Vice President, Chief Financial Officer and Treasurer from May 2002 to    July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of The    Southern Company, a public utility holding company serving the southeastern United States.
  Southern Company Services, Inc. - Vice President and Treasurer from 2000 to 2002. Southern Company    Services is also an affiliate of The Southern Company.

Kristine A. Rappé. Age 49.

  Wisconsin Energy Corporation - Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2003 to April 2004.
  Wisconsin Electric Power Company - Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004. Vice President of Customer Services from 1995 to 2001.
  Wisconsin Gas LLC - Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

Larry Salustro. Age 58.

  Wisconsin Energy Corporation - Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.
  Wisconsin Electric Power Company - Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.
  Wisconsin Gas LLC - Executive Vice President since May 2004. General Counsel since 2000. Senior Vice President from 2000 to April 2004.

Certain executive officers also hold offices in Wisconsin Energy's non-utility subsidiaries and our non-utility subsidiary.

In addition, effective January 3, 2006, James C. Fleming was appointed Executive Vice President of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC.

James C. Fleming. Age 60.

  Wisconsin Energy Corporation - Executive Vice President since January 2006.
  Wisconsin Electric Power Company - Executive Vice President since January 2006.
  Wisconsin Gas LLC - Executive Vice President since January 2006.
  Southern Company Services, Inc. - Vice President and Associate General Counsel from 1998 to December 2005. Southern Company Services is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DIVIDENDS AND COMMON STOCK PRICES

Dividends declared on our common stock during the two most recent fiscal years are set forth below. Dividends were paid entirely in cash. Dividends were paid to our sole common stockholder, Wisconsin Energy Corporation. There is no established public trading market for our common stock.

Quarter	2005	2004

	(Millions of Dollars)

First	$44.9	$44.9
Second	44.9	44.9
Third	44.9	44.9
Fourth	44.9	44.9

Total	$179.6	$179.6

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the board of directors and will depend upon, among other factors, earnings, financial condition and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. For information regarding restrictions on our ability to pay dividends, see Note N -- Common Equity in the Notes to Consolidated Financial Statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2005	2004	2003	2002	2001
Year Ended December 31
Earnings available for
common stockholder (Millions)	$283.6	$248.7	$255.5	$258.0	$245.3

Operating revenues (Millions)
Electric	$2,320.9	$2,070.8	$1,986.4	$1,884.6	$1,839.8
Gas	593.6	523.8	513.0	389.8	457.1
Steam	23.5	22.0	22.5	21.5	21.8

Total operating revenues	$2,938.0	$2,616.6	$2,521.9	$2,295.9	$2,318.7

At December 31 (Millions)
Total assets	$7,909.2	$7,050.3	$6,644.6	$6,285.1	$6,040.6
Long-term debt and capital lease
obligations (including current maturities)	$2,058.5	$1,706.8	$1,599.5	$1,459.4	$1,703.2

Utility Energy Statistics
Electric
Megawatt-hours sold (Thousands)	31,973.2	31,162.4	30,713.8	30,378.2	30,539.7
Customers (End of year)	1,092,424	1,081,400	1,068,034	1,056,370	1,044,129

Gas
Therms delivered (Millions)	902.4	835.1	888.3	890.0	852.4
Customers (End of year)	446,396	437,800	428,719	420,494	412,674

Steam
Pounds sold (Millions)	2,907.6	2,869.0	3,072.8	3,001.1	2,929.2
Customers (End of year)	463	460	459	467	449

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		(Millions of Dollars) (a)

		March		June

Three Months Ended		2005	2004	2005	2004

Total operating revenues		$759.7	$741.7	$657.2	$583.8
Operating income		$121.6	$144.4	$92.0	$71.8
Earnings available for
common stockholder		$70.4	$79.7	$51.4	$36.4

		September		December

Three Months Ended		2005	2004	2005	2004

Total operating revenues		$711.5	$600.6	$809.6	$690.5
Operating income		$130.2	$106.4	$133.5	$136.6
Earnings available for
common stockholder		$78.9	$58.8	$82.9	$73.8

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's
Discussion and Analysis of Financial Condition and Results of Operations.

WISCONSIN ELECTRIC POWER COMPANY
SELECTED OPERATING DATA

Year Ended December 31	2005	2004	2003	2002	2001

Electric Utility
Operating Revenues (Millions)
Residential	$815.6	$720.7	$705.0	$693.4	$644.8
Small Commercial/Industrial	727.6	651.9	626.0	591.0	577.3
Large Commercial/Industrial	592.7	541.4	511.4	475.6	472.0
Other - Retail/Municipal	103.1	82.6	77.1	71.0	63.2
Resale - Utilities	42.5	39.9	39.1	31.3	69.6
Other Operating Revenues	39.4	34.3	27.8	22.3	12.9

Total Operating Revenues	$2,320.9	$2,070.8	$1,986.4	$1,884.6	$1,839.8

Megawatt-hour Sales (Thousands)
Residential	8,389.6	7,885.3	7,928.8	8,147.8	7,615.7
Small Commercial/Industrial	8,943.9	8,597.0	8,493.1	8,473.2	8,354.2
Large Commercial/Industrial	11,489.8	11,477.4	11,201.8	10,933.0	10,983.0
Other - Retail/Municipal	2,467.1	2,157.6	1,980.4	1,810.4	1,599.4
Resale - Utilities	682.8	1,045.1	1,109.7	1,013.8	1,987.4

Total Sales	31,973.2	31,162.4	30,713.8	30,378.2	30,539.7

Number of Customers (Average)
Residential	977,820	966,840	954,757	945,298	931,714
Small Commercial/Industrial	105,982	104,261	102,928	102,058	100,456
Large Commercial/Industrial	701	705	703	705	706
Other	2,399	2,371	2,348	2,345	2,319

Total Customers	1,086,902	1,074,177	1,060,736	1,050,406	1,035,195

Gas Utility

Operating Revenues (Millions)
Residential	$378.4	$330.5	$317.5	$250.9	$275.8
Commercial/Industrial	205.0	173.8	166.9	125.8	150.0
Interruptible	4.9	4.1	3.8	3.2	5.1

Total Retail Gas Sales	588.3	508.4	488.2	379.9	430.9
Transported Gas	15.0	15.3	15.6	16.0	15.4
Other Operating Revenues	(9.7)	0.1	9.2	(6.1)	10.8

Total Operating Revenues	$593.6	$523.8	$513.0	$389.8	$457.1

Therms Delivered (Millions)
Residential	340.5	342.3	361.0	345.4	318.4
Commercial/Industrial	199.9	200.4	210.8	199.2	194.5
Interruptible	6.2	6.4	6.8	7.4	8.9

Total Retail Gas Sales	546.6	549.1	578.6	552.0	521.8
Transported Gas	355.8	286.0	309.7	338.0	330.6

Total Therms Delivered	902.4	835.1	888.3	890.0	852.4

Number of Customers (Average)
Residential	405,283	396,985	388,896	381,846	376,510
Commercial/Industrial	35,945	35,174	34,646	34,180	33,839
Interruptible	23	24	23	24	30
Transported Gas	366	369	362	366	427

Total Customers	441,617	432,552	423,927	416,416	410,806

Degree Days (a)
Heating (6,697 Normal)	6,628	6,663	7,063	6,551	6,338
Cooling (700 Normal)	949	442	606	897	711

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Factor Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described in Item 1A Risk Factors and under the heading Cautionary Factors in this Item 7, other matters described under the heading Factors Affecting Results, Liquidity and Capital Resources in this Item 7, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC) or otherwise described throughout this document. We disclaim any obligation to update these forward-looking statements.

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy's key corporate strategy is Power the Future, which was announced in September 2000. This strategy is designed to address Wisconsin's growing electric supply needs by increasing the electric generating capacity in the state while maintaining a fuel-diverse, reasonably priced electric supply. It also is designed to improve the delivery of energy within our distribution systems to meet increasing customer demands and to support our commitment to improved environmental performance. We expect that the Power the Future strategy will have a significant impact on us. In July 2005, the first of four new electric generating units under the Power the Future strategy was placed into service.

Power the Future Strategy:   In February 2001, Wisconsin Energy filed a petition with the Public Service Commission of Wisconsin (PSCW) that would allow Wisconsin Energy to begin implementing its 10-year Power the Future strategy to improve the supply and reliability of electricity in Wisconsin. Power the Future is intended to meet a growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Under Power the Future, Wisconsin Energy plans to add new coal-fired and natural gas-fired generating capacity to the state's power portfolio which would allow us to maintain approximately the same fuel mix as exists today. As part of its Power the Future strategy, Wisconsin Energy plans to (1) invest approximately $2.6 billion in 2,120 megawatts of new natural gas-fired and coal-fired generating capacity at existing sites; (2) upgrade our existing electric generating facilities and (3) invest in upgrades of our existing energy distribution system. The new generating capacity will be built by an affiliated company, W.E. Power LLC (We Power).

Subsequent to Wisconsin Energy's February 2001 filing, the state legislature amended several laws, making changes which were critical to the implementation of Power the Future. In October 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with Power the Future and for Wisconsin Energy to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

In November 2001, Wisconsin Energy created We Power to design, construct, own and lease the new generating capacity. We will lease each new generating facility from We Power as well as operate and maintain the new plants under 25- to 30-year lease agreements approved by the PSCW. Based upon the structure of the leases, Wisconsin Energy expects to recover the initial investments in We Power's new facilities over the initial lease term. At the end of the leases, we will have the right to acquire the plants outright at market value or to renew the leases. We expect that payments under the plant leases will be recoverable in rates under the provisions of the Wisconsin Leased Generation Law.

Under the Power the Future strategy, Wisconsin Energy expects to meet a significant portion of our future generation needs through We Power's construction of the Port Washington Generating Station (PWGS) and the Oak Creek expansion.

As of December 31, 2005, Wisconsin Energy:

Received a Certificate of Public Convenience and Necessity (CPCN) from the PSCW to build two 545-megawatt natural gas-fired intermediate load units in Port Washington, Wisconsin. The first unit was placed into service in July 2005 and is fully operational. Unit 1 was completed within the PSCW approved cost parameters. The second unit is expected to be operational in 2008.

Began site preparation for the second 545-megawatt generating unit in Port Washington in May 2004.

Received a CPCN from the PSCW to build two 615-megawatt coal-fired base load units adjacent to the site of our existing Oak Creek Power Plant in Oak Creek, Wisconsin (the Oak Creek expansion), with the first unit expected to be in service in 2009 and the second unit in 2010. The CPCN was granted contingent upon us obtaining the necessary environmental permits. We have received all permits necessary to commence construction. In June 2005, construction commenced at the site.

Completed the planned sale in November 2005 of approximately a 17% ownership interest in the Oak Creek expansion to two co-owners. We will lease We Power's 515-megawatt interest in each unit.

Received approval from the PSCW for various leases between us and We Power.

Primary risks under Power the Future are construction risks associated with the schedule and costs for both Wisconsin Energy's Oak Creek expansion and the PWGS, continuing legal challenges to permits obtained and changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions, laws and regulations by the permitting agencies, the inability to obtain necessary operating permits in a timely manner, obtaining the investment capital from outside sources necessary to implement the strategy, governmental actions and events in the global economy.

You can find additional information regarding risks associated with the Power the Future strategy, as well as the regulatory process, and specific regulatory approvals in Factors Affecting Results, Liquidity and Capital Resources below.

Utility Operations:   We are realizing operating efficiencies through the integration of our operations with those of Wisconsin Gas. These operating efficiencies are expected to increase customer satisfaction and reduce operating costs. In connection with Wisconsin Energy's Power the Future strategy, we are improving our existing energy distribution systems and upgrading existing electric generating assets.

Divestiture of Assets

During 2000, we agreed to join American Transmission Company LLC (ATC) by transferring our electric utility transmission system assets to ATC in exchange for an ownership interest in this new company. Transfer of these electric transmission assets became effective on January 1, 2001. As of December 31, 2005, we had an ownership interest of approximately 29.4% in ATC. For additional information, see Note A -- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

EARNINGS

2005 vs. 2004:   Earnings increased to $283.6 million in 2005 compared with $248.7 million in 2004. Operating income increased $18.1 million between the comparative periods. During 2005, we experienced an increase in revenues due to favorable weather and pricing increases. Also, during 2004, we recorded severance costs under a voluntary severance program. The year to year increase in operating income was partially offset by higher fuel and purchased power costs and increased operation and maintenance expenses during 2005. We had two scheduled outages at our nuclear plant in 2005 in comparison to one scheduled outage in 2004.

2004 vs. 2003:   Earnings decreased by $6.8 million to $248.7 during 2004 compared with $255.5 million in 2003. Operating income was down $12.1 million between the comparative periods. During 2004, we experienced an increase in revenues due to base electric sales growth, and we benefited from lower bad debt expenses. However, these items were offset by higher pension and medical costs, severance costs recorded during the second half of 2004 and unfavorable weather.

The following table summarizes our consolidated earnings during 2005, 2004 and 2003.

	2005	2004	2003

	(Millions of Dollars)
Utility Gross Margin
Electric (See below)	$1,555.0	$1,492.2	$1,430.7
Gas (See below)	147.3	146.9	157.6
Steam	15.6	15.2	15.8

Total Gross Margin	1,717.9	1,654.3	1,604.1
Other Operating Expenses
Other Operation and Maintenance	880.5	844.7	784.0
Depreciation, Decommissioning and Amortization	281.8	274.1	276.2
Property and Revenue Taxes	78.3	76.3	72.6

Operating Income	477.3	459.2	471.3
Other Income and Deductions, Net	58.8	33.5	31.5
Interest Expense	85.8	89.6	91.2

Income Before Income Taxes	450.3	403.1	411.6
Income Taxes	165.5	153.2	154.9
Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$283.6	$248.7	$255.5

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2005 with similar information for 2004 and 2003, including a summary of electric operating revenues and electric sales by customer class.

	Electric Revenues and Gross Margin			Electric Megawatt-Hour Sales

Electric Utility Operations	2005	2004	2003	2005	2004	2003

	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$815.5	$720.7	$705.0	8,389.6	7,885.3	7,928.8
Small Commercial/Industrial	727.6	651.9	626.0	8,943.9	8,597.0	8,493.1
Large Commercial/Industrial	592.7	541.4	511.4	11,489.8	11,477.4	11,201.8
Other-Retail/Municipal	103.1	82.6	77.1	2,467.1	2,157.6	1,980.4
Resale-Utilities	42.5	39.9	39.1	682.8	1,045.1	1,109.7
Other Operating Revenues	39.5	34.3	27.8	-	-	-

Total Electric Operating Revenues	2,320.9	2,070.8	1,986.4	31,973.2	31,162.4	30,713.8

Fuel and Purchased Power
Fuel	432.6	335.0	298.3
Purchased Power	333.3	243.6	257.4

Total Fuel and Purchased Power	765.9	578.6	555.7

Total Electric Gross Margin	$1,555.0	$1,492.2	$1,430.7

Weather -- Degree Days (a)
Heating (6,697 Normal)				6,628	6,663	7,063
Cooling (700 Normal)				949	442	606

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Electric Utility Revenues and Sales

2005 vs. 2004:   During 2005, our total electric utility operating revenues increased by $250.1 million or 12.1% when compared with 2004 primarily due to favorable weather during the summer of 2005 and pricing increases.

During 2005, we estimate that pricing increases contributed an additional $145.8 million of revenues than in 2004. The most significant impact to rates was a March 2005 interim order we received from the PSCW authorizing an annualized increase in electric rates of approximately $114.9 million due to the increased costs of fuel and purchased power. In November 2005, we received the final rate order, which authorized an additional $7.7 million of annual revenues. Additional orders impacting rates in 2005 were the May 2004 and May 2005 orders we received from the PSCW authorizing annualized increases in electric rates of approximately $59.0 million and $59.7 million, respectively, primarily to cover construction costs associated with Wisconsin Energy's Power the Future program.

Total electric sales increased by 810.8 thousand megawatt-hours or 2.6% between 2005 and 2004. Residential sales volumes increased 6.4% due to the favorable summer weather in 2005. Total sales volumes to commercial/industrial customers increased 1.8% between comparative periods. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, increased 2.4% due to the favorable weather during the summer of 2005. We estimate that weather increased our electric revenues by approximately $68.8 million during 2005 as compared to the prior year. As measured by cooling degree days, 2005 was 114.7% warmer than in 2004.

Sales volumes in the Resale-Utilities class decreased 34.7% primarily due to the reduced availability of base-load capacity for sale at competitive prices as a result of limited fuel supplies and outages. Sales volumes to municipal utilities, the other retail/municipal customer class, increased 14.3% between the periods due to higher off-peak demand from lower margin municipal wholesale power customers.

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

Electric Fuel and Purchased Power Expenses

2005 vs. 2004:   Gross fuel and purchased power costs for our electric utility increased by a total of $260.1 million during 2005 when compared with 2004. During 2005, we deferred $72.8 million of fuel and purchased power costs which resulted in a net increase of fuel and purchased power expense of $187.3 million or 32.4% during 2005 when compared to 2004. The increase in fuel and purchased power expense was driven by a 2.6% increase in megawatt-hour sales and an increase in our average cost of fuel and purchased power from $17.56 per megawatt-hour in 2004 to $22.60 per megawatt-hour in 2005, or 28.7% between the comparative periods.

The increase in our average cost of fuel and purchased power is due primarily to (1) the reduced availability of nuclear generation due to scheduled refueling outages, (2) higher natural gas prices that increased the cost of power supplied by natural gas, (3) the impact of the implementation of the Midwest Independent Transmission System Operator, Inc.'s (MISO) bid based energy market (MISO Midwest Market) in April 2005 and (4) limitations on coal supplies due to transportation shortfalls.

During 2005, we had two scheduled refueling outages at our nuclear plant and in 2004 we had one scheduled refueling outage. As a result, we had approximately 1,145,000 fewer megawatt hours of nuclear generation in 2005. Our average fuel cost for nuclear generation is approximately $5 per megawatt hour, while the average energy cost for purchased power was approximately $55 per megawatt hour. We estimate that the reduction in nuclear generation resulted in approximately $57 million of increased fuel and purchased power costs in 2005 as compared to 2004. During the 2005 outages we replaced both reactor vessel heads resulting in longer outages. This work, along with other planned maintenance, lasted longer than originally expected due to delays. During 2006, we have one planned refueling outage at our nuclear plant. For more information regarding the scheduled refueling outages, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

In 2005, we experienced significant increases in the cost of natural gas used in our own generating assets and in the price of purchased energy which is highly influenced by the price of natural gas. This increase was most significant in the last six months of 2005 due to market related factors including the hurricanes in the Gulf of Mexico. The average combined cost per megawatt hour of purchased energy and natural gas fired units in 2005 was 46.8% higher than in 2004, increasing total cost by approximately $72.5 million.

In April 2005, we began participating in the MISO Midwest Market which fundamentally changed the way we dispatch our generating units and obtain purchased energy. As part of this new market, we are subject to new types of charges which, among other things, recognize the cost of transmission congestion, megawatt-hour losses and other costs associated with operating the generating units in an uneconomic fashion to support the MISO Midwest Market service territory. Because the State of Wisconsin has a constrained transmission system, we believe these costs are higher for us than in other parts of the MISO Midwest Market service territory. The incremental costs associated with the MISO Midwest Market charges identified above were approximately $28 million in 2005. For more information regarding MISO and the MISO Midwest Market, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets.

Our 2005 operations were also adversely impacted by limitations on deliveries of coal supply due to the failure of our primary rail delivery supplier to deliver contracted quantities of coal to our units. The largest limitation was related to critical rail track maintenance in the Powder River basin. This, in turn, resulted in reduced coal deliveries of the coal which primarily serves our Oak Creek and Pleasant Prairie generating units from June through December 2005. In response to the reduced deliveries, we limited the generating capability of these units in off-peak periods and purchased more expensive replacement power and, where possible, took measures to purchase and transport higher cost coal in place of contracted supplies. We estimate that this increased our costs by approximately $52 million in 2005. For additional information on the decreased coal deliveries, see Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks -- Commodity Price Risk below.

Under the State of Wisconsin fuel rules, we are allowed to request recovery in fuel revenues if our projected fuel and purchased power costs exceed bands established by the PSCW. In March 2005, we received a rate order that allowed us to increase our annual revenues by $114.9 million (final order received in November 2005 for an annual increase of $122.6 million) due to increased fuel and purchased power costs. As provided under the Wisconsin rules, we are also allowed to request deferral for the costs associated with adverse events which materially impact fuel and purchased power costs which were not anticipated, or for which costs could not be reasonably estimated at the time of the fuel recovery request for consideration in future rate proceedings. During 2005, we deferred approximately $72.8 million of fuel and purchased power costs due to the extended outage at Point Beach Unit 2, the coal delivery problems and increased costs associated with the MISO Midwest Market. During 2005, we estimate that we under-recovered fuel and purchased power costs by $108.4 million before these deferred items. Adjusted for the allowed deferrals, our net under-recovered fuel and purchased power costs were approximately $35.6 million.

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

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2005, 2004 and 2003.

Gas Utility Operations	2005	2004	2003

	(Millions of Dollars)

Operating Revenues	$593.6	$523.8	$513.0
Cost of Gas Sold	446.3	376.9	355.4

Gross Margin	$147.3	$146.9	$157.6

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. The following table compares our gas utility gross margin and therm deliveries by customer class during 2005, 2004 and 2003.

	Gas Gross Margin			Gas Therm Deliveries

Gas Utility Operations	2005	2004	2003	2005	2004	2003

	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$96.4	$95.7	$98.8	340.5	342.3	361.0
Commercial/Industrial	33.0	32.9	34.2	199.9	200.4	210.8
Interruptible	0.5	0.5	0.5	6.2	6.4	6.8

Total Gas Sold	129.9	129.1	133.5	546.6	549.1	578.6
Transported Gas	15.6	15.9	16.2	355.8	286.0	309.7
Other Operating	1.8	1.9	7.9	-	-	-

Total	$147.3	$146.9	$157.6	902.4	835.1	888.3

Weather -- Degree Days (a)
Heating (6,697 Normal)				6,628	6,663	7,063

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

2005 vs. 2004:   Gas utility gross margin was relatively flat in 2005, increasing by only $0.4 million or 0.3%. Total therm deliveries were 8.1% higher during 2005, primarily due to increased transport gas deliveries of 69.8 million therms. Transport volumes increased between the comparative periods due to a higher amount of electric generation from natural gas within our service territory. Our margins on these transport gas volumes are significantly lower than our margins for retail gas sales, which is the primary reason why gross margin remained flat even with an increase in therm deliveries.

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

Other Operation and Maintenance Expenses

2005 vs. 2004:   Other operation and maintenance expenses increased by $35.8 million or 4.2% during 2005 compared with 2004. The most significant changes in our operation and maintenance expense related to increased lease costs and increased nuclear outage costs. Partially offsetting these increases were a charge in 2004 for severance costs related to the voluntary severance program and lower employee costs in 2005 due to fewer employees.

The largest operations and maintenance increase was due to $50.0 million of additional costs related to lease agreements between us and We Power in connection with the Power the Future plan. Initially, we defer the lease payments and then amortize the payments to expense as we recover revenues from our customers under specific pricing agreements. As noted in the electric revenue discussion, in May 2004 and May 2005 the PSCW approved pricing increases to recover the Wisconsin retail portion of these lease costs.

In addition to the increased lease costs, our nuclear operating and maintenance expense increased approximately $11.0 million due to two scheduled refueling outages in 2005 where we also replaced the reactor vessel heads. In 2004, we had one scheduled refueling outage and in 2006 we only have one scheduled refueling outage. This increase was partially offset by a $10.0 million settlement we received to resolve a vendor dispute.

Additionally, in 2004 we recognized $22.3 million of severance related costs due to the voluntary severance program that was implemented in the second half of 2004. In 2005, we had approximately 138 fewer employees, which reduced operation and maintenance costs by $11.1 million.

Benefit costs increased $12.2 million between comparative periods due to increased pension and medical costs. In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. As a result of the Medicare Advantage program we anticipate that our 2006 post-retirement costs will be approximately $13.9 million less than our 2005 costs. However, we expect an increase in our 2006 pension costs to offset this reduction due to lower discount rates and lower than expected historical returns on plan assets.

2004 vs. 2003:   Other operation and maintenance expenses increased by $60.7 million or 7.7% during 2004 compared with 2003. The largest increase related to $36.3 million of costs that we recognized under a lease agreement in connection with the construction of the power plant in Port Washington, Wisconsin under Wisconsin Energy's Power the Future plan. As noted in the electric revenue discussion, increased revenues resulting from the order we received from the PSCW in May 2004 basically offset these lease costs on a dollar for dollar basis for the Wisconsin retail portion. In addition to the lease costs, we also recognized $4.0 million of increased public benefits costs which were also included in the May 2004 price increase.

In addition, our employee benefit costs increased $13.7 million due to increased pension and medical costs. We also incurred $22.3 million of severance-related costs during 2004, primarily due to a voluntary severance program offered to certain management and represented employees in the second half of 2004. Partially offsetting these increases was a $5.7 million reduction in bad debt costs due to improved collections and the timing of a deferral order.

Depreciation, Decommissioning and Amortization Expense

2005 vs. 2004:   Depreciation, decommissioning and amortization expense increased by $7.7 million in 2005 as compared to 2004. This increase was primarily due to increased depreciable plant balances. In November 2005, the PSCW approved new depreciation rates which are effective January 1, 2006. We expect the new depreciation rates to reduce annual depreciation expense by approximately $15 million due to the lengthening of nuclear plant lives.

2004 vs. 2003:   Depreciation, decommissioning and amortization expense decreased by $2.1 million in 2004 as compared to 2003. This slight decrease was due to a $7.7 million reduction in decommissioning expense in 2004 due to the tax impacts associated with rebalancing the nuclear decommissioning trusts. This decrease was partially offset by increased depreciation expense on increased depreciable plant balances.

Other Income and Deductions, Net

The following table identifies the components of consolidated other income and deductions, net during 2005, 2004 and 2003.

Other Income and Deductions, Net	2005	2004	2003

	(Millions of Dollars)

Equity in Earnings of ATC	$30.4	$26.4	$22.8
Carrying Costs on Deferred Transmission Charges	20.5	13.9	9.3
Allowance for Funds Used During Construction	9.2	1.7	2.4
Donations and Contributions	(6.7)	(5.6)	(3.1)
Other, net	5.4	(2.9)	0.1

Total Other Income and Deductions, Net	$58.8	$33.5	$31.5

2005 vs. 2004:   Other income and deductions, net increased by $25.3 million in 2005 compared to 2004. Significant items included an increase of $4.0 million in our interest in ATC earnings, an increase of $6.6 million in the recognition of carrying costs on deferred electric transmission costs, and a $7.5 million increase in Allowance for Funds Used During Construction (AFUDC) due to a higher average balance of AFUDC - qualifying utility construction projects in 2005.

2004 vs. 2003:   Other income and deductions, net were up $2.0 million in 2004 as compared to 2003, primarily due to a civil penalty that we agreed to pay in the second quarter of 2003 pursuant to the terms of a consent decree entered into with the United States Environmental Protection Agency (EPA), an increase in our interest in the earnings of ATC, and the recognition of higher carrying costs on deferred electric transmission costs, partially offset by an increase in contributions to the WEC Foundation.

Interest Expense

2005 vs. 2004:   Total interest expense decreased by $3.8 million in 2005 compared with 2004. The major components of this decrease included a reduction in the amortization of debt premiums and increased capitalized interest in 2005 due to a higher average balance of construction projects in 2005. These items were partially offset by increases in interest expense due mainly to higher interest rates on our short-term debt. Additionally, in November 2004 we sold $250 million of unsecured 3.50% Debentures due December 1, 2007, the proceeds of which were used to repay outstanding commercial paper, including commercial paper which funded the August 2004 retirement of our $140 million of 7-1/4% First Mortgage Bonds.

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

Income Taxes

2005 vs. 2004:   Our effective income tax rate was 36.9 % in 2005 compared with 38.0% in 2004. This decrease in the effective income tax rate reflected higher AFUDC - Equity.

2004 vs. 2003:   Our effective income tax rate was 38.0% in 2004 compared with 37.6% in 2003. This increase in the effective income tax rate was due primarily to a reduction in tax credits associated with rehabilitation projects.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2005, 2004 and 2003:

Wisconsin Electric	2005	2004	2003

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$481.3	$630.8	$514.2
Investing Activities	($482.1)	($423.9)	($402.8)
Financing Activities	($2.1)	($200.8)	($104.7)

Operating Activities

Cash provided by operating activities decreased to $481.3 million during 2005 compared with $630.8 million during 2004. This decrease was driven primarily by increased working capital needs, an increase in deferred costs, and an increase in cash taxes paid. During 2005, we experienced significant increases in natural gas costs which increased our working capital requirements for natural gas in storage. The increased natural gas costs also led to an increase in accounts receivable as the cost of gas is recovered dollar for dollar in our natural gas revenues. During 2005, we also experienced increased deferred costs related to transmission costs and deferred fuel. We would not expect similar levels of deferred transmission costs in 2006 as we received a rate order in January 2006 which increased our recoveries of transmission costs by approximately $67.5 million per year. The deferred fuel costs related primarily to an extended outage at our nuclear plant, increased costs associated with problems in our vendors' ability to deliver coal via the railroad system and costs related to the implementation of the MISO Midwest Market.

Cash provided by operating activities increased to $630.8 million during 2004 compared with $514.2 million during the same period in 2003. This increase was due in large part to higher deferred income taxes and to lower working capital requirements between the comparative periods.

Investing Activities

During 2005, we made net investments totaling $482.1 million compared to $423.9 during 2004. Capital expenditures increased by $50.3 million to $409.2 million and were primarily related to facilitating compliance with the consent decree entered into with the EPA (See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters). In addition, expenditures associated with nuclear fuel purchases were higher by $19.7 million during 2005. These increases were partially offset by a reduction in capital contributions to ATC of $14.0 million during 2005.

During 2004, we invested a total of $423.9 million in our business compared to $402.8 million during 2003. Between the comparative periods, capital expenditures were up $15.2 million, but we spent $8.3 million less on nuclear fuel due to the timing of scheduled outages at Point Beach. In 2004, we made a $23.2 million capital contribution to ATC.

Financing Activities

During 2005, we used $ 2.1 million for net financing activities compared with using $200.8 million during 2004 and using $104.7 million during 2003. The following table summarizes our cash flows from financing activities:

	2005	2004	2003

	(Millions of Dollars)

Dividends to Wisconsin Energy	($179.6)	($179.6)	($179.6)
Increase (Reduction) in Total Debt	163.2	(19.5)	94.1
Other	14.3	(1.7)	(19.2)

Cash Used in Financing	($2.1)	($200.8)	($104.7)

The 2005 decrease in cash used for financing activities is due, in part, to increased short-term debt levels during 2005.

In November 2004, we issued $250 million of unsecured 3.50% debentures due December 1, 2007, the proceeds of which were used to pay down outstanding commercial paper. In August 2004, we retired $140 million of 7-1/4% First Mortgage Bonds at their scheduled maturity.

In June and August 2003, we refinanced a total of $485 million of our debt securities. These debt refinancings were accounted for using the PSCW authorized revenue neutral method of accounting, under which net debt extinguishment costs in the amount of approximately $18.3 million were deferred and amortized over an approximately two year period ending in July 2005 based upon the level of interest savings achieved.

For additional information concerning changes in our long-term debt, see Note G -- Long-Term Debt in the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2006 and the next several years primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors.

We have access to capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements and internally generated cash.

In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. We will continue to evaluate the potential issuance of environmental trust bonds.

We have credit agreements that provide liquidity support for our obligations with respect to commercial paper.

As of December 31, 2005, we had $368.0 million of available unused lines of bank back-up credit facilities on a consolidated basis and $352.7 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities at December 31, 2005:

Total Facility	Letters of Credit	Credit Available	Facility Maturity	Facility Term

(Millions of Dollars)

$250.0	$7.0	$243.0	Jun-2007	3 year
$125.0	$ -	$125.0	Nov-2007	3 year

Each of these facilities may be extended for an additional 364 days beyond the date of expiration, subject to lender agreement.

We are reviewing the possibility of amending and extending these existing credit facilities.

The following table shows our consolidated capitalization structure at December 31:

Capitalization Structure	2005		2004

	(Millions of Dollars)

Common Equity	$2,310.9	48.6%	$2,204.2	53.4%
Preferred Stock	30.4	0.6%	30.4	0.7%
Long-Term Debt (a)	1,493.0	31.5%	1,493.9	36.2%
Capital Lease Obligations (a)	565.5	11.9%	212.9	5.1%
Short-Term Debt	352.7	7.4%	189.5	4.6%

Total	$4,752.5	100.0%	$4,130.9	100.0%

(a) Includes current maturities

We recorded a $335.5 million capital lease in July 2005 in connection with the in-service date of the first unit at the PWGS. For additional information, see Note G -- Long-Term Debt in the Notes to Consolidated Financial Statements.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of December 31, 2005.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Senior Secured Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

On March 29, 2005, S&P affirmed our security ratings and changed our security rating outlook from stable to negative. The security rating outlooks assigned by Moody's and Fitch are both stable.

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

Capital Requirements

Total capital expenditures, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in Wisconsin Energy's Power the Future strategy, are currently estimated to be $444.0 million during 2006. Due to changing environmental and other regulations such as air quality standards and electric reliability initiatives that impact us, future long-term capital requirements may vary from recent capital requirements. We currently expect these capital expenditures to be between $390 million and $460 million per year during the next four years.

In June 2005, we purchased the development rights to two wind farm projects from Navitas Energy Inc. We plan to develop the wind sites and construct wind turbines with a combined generating capability between 130 to 200 megawatts at a cost in the range of $250 to $320 million. We anticipate the cost to build the wind farm projects would be recovered in our rates. We plan to file the necessary regulatory and environmental applications in 2006. We expect the turbines to be placed in service between 2007 and 2008 dependent upon the availability of wind turbines and the receipt of necessary regulatory approvals.

Investments in Outside Trusts:   We have funded our pension obligations, certain other post-retirement obligations and future nuclear obligations in outside trusts. Collectively, these trusts had investments of approximately

$1.6 billion as of December 31, 2005. These trusts hold investments that are subject to the volatility of the stock market and interest rates. For further information, see Note F -- Nuclear Operations and Note L -- Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note M -- Guarantees in the Notes to Consolidated Financial Statements.

We have identified three tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these three variable interest entities as defined by Financial Accounting Standard Board (FASB) Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other two contracts as operating leases as reflected in the table below. We have included our contractual obligations under all three of these contracts in our Contractual Obligations/Commercial Commitments disclosure that follows. For additional information, see Note D -- Variable Interest Entities in the Notes to Consolidated Financial Statements.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2005:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$3,090.4	$279.6	$367.9	$109.1	$2,333.8
Capital Lease Obligations (c)	1,751.0	108.1	198.5	177.3	1,267.1
Operating Lease Obligations (d)	225.1	51.1	84.9	40.8	48.3
Purchase Obligations (e)	719.3	221.3	296.2	108.4	93.4
Other Long-Term Liabilities	3.8	1.5	0.9	1.4	-

Total Contractual Obligations	$5,789.6	$661.6	$948.4	$437.0	$3,742.6

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on our Long-Term Debt and the Long-Term Debt of our affiliates (excluding capital lease obligations).

(c)

Capital Lease Obligations for nuclear fuel lease and purchase power commitments. Includes payments on a $335.5 million capital lease obligation initially recorded in the third quarter of 2005 when PWGS Unit 1 began commercial operation.

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

Construction Risk:   In December 2002, the PSCW issued a written order granting a CPCN to commence construction of We Power's PWGS consisting of two 545-megawatt natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant. The order approved key financial terms of the leased generation contracts including fixed construction costs of the PWGS at $309.6 million and $280.3 million (2001 dollars), respectively, subject to escalation at the GDP inflation rate, force majeure, excused events and event of loss provisions. For additional information, see Power the Future -- Port Washington below.

In addition, in November 2003, the PSCW issued a written order granting a CPCN to commence construction of two 615-megawatt super critical pulverized coal generating units (Oak Creek expansion) adjacent to the site of our existing Oak Creek Power Plant. The order approves key financial terms of the leased generation contracts including a target construction cost of the Oak Creek expansion of $2.191 billion plus, subject to PSCW approval, cost over-runs of up to 5%, costs attributable to force majeure events, excused events and event of loss provisions. For additional information, see Power the Future -- Oak Creek Expansion below.

Large construction projects of this type are subject to usual construction risks over which We Power will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, continuing legal challenges to permits obtained, changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions, laws and regulations by the permitting agencies, the inability to obtain necessary operating permits in a timely manner, governmental actions and events in the global economy.

If final costs for the construction of PWGS exceed the fixed costs allowed in the PSCW order, absent a finding by the PSCW of extraordinary circumstances such as force majeure conditions, this excess will not adjust the amount of the lease payments recovered from us. If final costs of the Oak Creek expansion are within 5% of the target cost, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Oak Creek expansion recovered from us would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW of extraordinary circumstances such as force majeure conditions.

Regulatory Recovery Risk:   Our electric operations burn natural gas in our leased power plants, in several of our peaking power plants and as a supplemental fuel at several coal-fired plants. In addition, the cost of purchased power is generally tied to the cost of natural gas. We bear regulatory risk for the recovery of these fuel and purchased power costs when these costs are higher than the base rate established in our rate structure.

As noted below in Commodity Price Risk, our electric operations operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for fuel and purchased power costs associated with the generation and delivery of electricity. Prior to January 1, 2006, we were allowed to request recovery of fuel and purchased power costs from retail electric customers in the Wisconsin jurisdiction through our rate review process with the PSCW and in interim fuel cost hearings when such annualized costs were expected to be more than 3% higher than the forecasted costs used to establish rates. In January 2006, the PSCW approved a plan for us to refund any over-collection of fuel costs on an annual basis for 2006 to Wisconsin ratepayers and any under-collection will be subject to a 2% band. Beginning in 2007, our electric operations will operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction for under- and over- collection within a 2% band.

For 2005, 2004 and 2003, our actual net fuel and purchased power costs exceeded fuel costs included in rates by $35.6 million, $0.8 million and $7.6 million, respectively.

We account for our regulated operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Our rates are determined by regulatory authorities. Our primary regulator is the PSCW. SFAS 71 allows regulated entities to defer certain costs that would otherwise be charged to expense, if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators, and recovery of these deferred costs in future rates is subject to the review and approval of those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these costs is not approved by our regulators, the costs are charged to income in the current period. We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. Under SFAS 71, we record these items as regulatory liabilities.

Commodity Price Risk:   In the normal course of business, we utilize contracts of various duration for the forward sale and purchase of electricity. This is done to optimize utilization of our available generating capacity and energy during periods when available power resources are projected to be greater than or less than our load obligations. This practice may also include forward contracts for the purchase of power during periods when the anticipated market price of electric energy is below expected incremental power production costs. In addition, effective April 1, 2005, we became a market participant in the MISO Midwest Market. For additional information on the MISO Midwest Market see Rates and Regulatory Matters -- Other Utility Rate Matters and Industry Restructuring and Competition -- Electric Transmission and Energy Markets below. We manage our fuel and gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers for the purchase of coal, uranium, natural gas and fuel oil.

In addition, we manage our natural gas price risk by utilizing a gas hedging program.

In July 2005, we received a letter from Union Pacific Corporation notifying us that a force majeure event requiring maintenance on a Union Pacific railroad line was expected to result in a 15-20% reduction in the amount of contracted deliveries of Powder River Basin coal to certain of our coal generating facilities from June 2005 through November 2005. In response, we reduced generation at certain coal fueled units, primarily during lower cost off peak periods, to conserve coal inventories. This required us to obtain additional megawatt hour purchases through other potentially higher cost generating resources in the MISO Midwest Market. In August 2005, we requested and received approval from the PSCW to defer incremental fuel costs associated with reduced coal deliveries. Through December 31, 2005, we deferred approximately $26.0 million of incremental fuel costs and we expect to recover these costs in future rates, subject to review and approval of the PSCW. We do not expect to defer any additional costs related to this matter.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of our risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted, subject to risks associated with the regulatory approval process including regulatory lag. Regulatory lag risk occurs between the time we incur costs in excess of what we collect in rates, and the time we receive approval for interim rates following a regulatory filing. Regulatory risk can increase or decrease due to many factors which may also change during this approval period including commodity price fluctuations, unscheduled operating outages or unscheduled maintenance. In 2002, the PSCW authorized the inclusion of price risk management financial instruments for the management of our electric utility gas costs. During 2003, a gas hedging program was approved by the PSCW and implemented by us.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility operations through gas cost recovery mechanisms, which mitigates most of the risk of gas cost variations. For additional information concerning our fuel cost adjustment procedure and gas cost recovery mechanisms, see Rates and Regulatory Matters below.

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

Higher natural gas costs increase our working capital requirements and result in higher gross receipts taxes in the State of Wisconsin. Higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. Because federal and state energy assistance dollars have not kept pace with rising natural gas costs, our risks related to bad debt expenses associated with non-paying customers has increased.

In February 2005, the PSCW authorized the use of the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates. In 2004 and 2003, we had approval from the PSCW to defer residential bad debt net write-offs that exceed amounts allowed in rates.

As a result of gas cost recovery mechanisms, our gas distribution operations receive dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins. In addition, we are experiencing reduced usage of natural gas by our residential customers, who contribute higher margins than other customer classes, due to the increased natural gas costs. We expect to continue to experience this reduced usage during the 2006 winter heating season.

Weather:   Our rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our electric revenues are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2005, 2004 and 2003, as measured by degree-days, may be found above in Results of Operations.

Interest Rate Risk:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2005. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2005 of our outstanding portfolio of $352.7 million of short-term debt with a weighted average interest rate of 4.59% and $165.4 million of variable-rate long-term debt with a weighted average interest rate of 3.51%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $3.5 million before taxes from short-term borrowings and by $1.7 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return Risk:   We fund our pension, other post-retirement benefit and nuclear decommissioning obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market price of the assets in these trust funds can affect future pension, other post-retirement benefit and nuclear decommissioning expenses. Future contributions to these trust funds can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our various utility regulators. Through December 31, 2005, we were operating under a PSCW-ordered, qualified five-year rate restriction period. For further information about the rate restriction, see Rates and Regulatory Matters below.

At December 31, 2005, we held, or Wisconsin Energy held on our behalf, the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Power Company	Millions of Dollars

Pension trust funds	$719.6
Nuclear decommissioning trust fund	$782.1
Other post-retirement benefits trust funds	$108.1

Fiduciary oversight of the pension and other post-retirement plan trust fund investments is the responsibility of an Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study for the pension fund projects long-term, annualized returns of approximately 8.5%.

Fiduciary oversight for the nuclear decommissioning trust fund investments is also the responsibility of the Investment Trust Policy Committee. Qualified external investment managers are also engaged to manage these investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor, subject to additional constraints established by the PSCW. The current study projects long-term, annualized returns of approximately 9%. Current PSCW constraints allow a maximum allocation of 65% in equities.

We insure various property and outage risks through Nuclear Electric Insurance Limited (NEIL). Annually, NEIL reviews its underwriting and investment results and determines the feasibility of granting a distribution to policyholders. Adverse loss experience, rising reinsurance costs or impaired investment results at NEIL could result in increased costs or decreased distributions to us.

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At December 31, 2005, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $69.1 million.

Economic Risk:   We are exposed to market risks in the regional midwest economy.

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

For additional information concerning risk factors, including market risks, see Cautionary Factors below and Risk Factors in Item 1A above.

POWER THE FUTURE

Under Wisconsin Energy's Power the Future strategy, we expect to meet a significant portion of our future generation needs through the construction of the PWGS and the Oak Creek expansion by We Power. We Power will lease the new plants to us under long-term leases, and we expect to recover the lease payments in our electric rates.

Power the Future - Port Washington

Background:   In December 2002, the PSCW issued a written order (the Port Order) granting us, as well as Wisconsin Energy and We Power, a CPCN to commence construction of the PWGS consisting of two 545-megawatt natural gas-fired combined cycle generating units (PWGS Units 1 and 2) on the site of our existing Port Washington Power Plant. The Port Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral, which was completed in December 2004, and ATC to construct required transmission system upgrades to serve PWGS Units 1 and 2 as a result of their concurrent applications. PWGS Unit 1 was completed in July 2005 and placed into service at that time. Unit 1 was completed within the PSCW approved cost parameters. In October 2003, We Power received approval from the Federal Energy Regulatory Commission (FERC) to transfer by long-term lease certain associated FERC jurisdictional transmission related assets to us. We Power began site preparation of Unit 2 in May 2004. We expect Unit 2 to be operational in 2008.

Lease Terms:   The PSCW approved the lease agreements and related documents under which we will staff, operate and maintain PWGS Units 1 and 2. Key terms of the leased generation contracts include:

  Initial lease term of 25 years with the potential for subsequent renewals at reduced rates;
  Cost recovery over a 25 year period on a mortgage basis amortization schedule;
  Imputed capital structure of 53% equity, 47% debt;
  Authorized rate of return of 12.7% on equity;
  Fixed construction cost of the PWGS Units 1 and 2 at $309.6 million and $280.3 million (2001 dollars) subject to escalation at the GDP inflation rate;
  Recovery of carrying costs during construction; and
  Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the Port Order, which do not include the key financial terms.

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

Legal and Regulatory Matters:   There are currently no legal challenges to the construction of the PWGS and all construction permits have been received for Units 1 and 2. As a result of the enactment of the Energy Policy Act of 2005 (the Energy Policy Act) the FERC, through an amendment to Section 203 of the Federal Power Act, has been given jurisdiction over the acquisition of generation (which includes leasing generation), an activity that previously was not subject to the FERC's jurisdiction. Under the FERC's recently issued rules implementing the Energy Policy Act, we will be required to seek FERC authorization in order to lease the remaining PWGS unit prior to the unit being placed into service. We are unable to determine at this time the magnitude of the impact of this new regulatory requirement on the Power the Future plan, if any.

Power the Future - Oak Creek Expansion

Background:   In November 2003, the PSCW issued an order (the Oak Creek Order) granting us, along with Wisconsin Energy and We Power, a CPCN to commence construction of two 615-megawatt coal-fired units (the Oak Creek expansion) to be located adjacent to the site of our existing Oak Creek Power Plant. We anticipate the first unit will be operational in 2009 and the second unit will be operational in 2010. The Oak Creek Order concluded, among other things, that there was a need for additional electric generation for Southeastern Wisconsin and that a diversity of fuel sources best serves the interests of the State. The total cost for the two units was set at $2.191 billion and the order provided for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. The CPCN was granted contingent upon us obtaining the necessary environmental permits. All necessary permits have been received at this time. In June 2005, construction commenced at the site.

In November 2005, We Power completed the sale of approximately a 17% interest in the project to two unaffiliated entities, who will share ratably in the construction costs.

Lease Terms:  In October 2004, the PSCW approved the lease generation contracts between us and We Power for the Oak Creek expansion. Key terms of the leased generation contracts include:

  Initial lease term of 30 years with the potential for subsequent renewals at reduced rates;
  Cost recovery over a 30 year period on a mortgage basis amortization schedule with the potential for subsequent renewals at reduced rates;
  Imputed capital structure of 55% equity, 45% debt;
  Authorized rate of return of 12.7% on equity;
  Recovery of carrying costs during construction; and
  Ongoing PSCW supervisory authority over those lease terms and conditions specifically identified in the Oak Creek Order, which do not include the key financial terms.

In April 2004, the PSCW approved the deferral of certain costs related to the Oak Creek expansion for recovery in future rates. (See Limited Rate Adjustment Request below for further information).

Legal and Regulatory Matters:    The CPCN granted for the construction of the Oak Creek expansion was the subject of a number of legal challenges by third parties; these legal challenges were resolved in June 2005. We have received all permits necessary to commence construction. Certain of these permits continue to be contested, but remain in effect unless and until overturned by a reviewing court or administrative law judge. The major permits are discussed below.

In November 2004, a Dane County Circuit Court judge reviewing challenges to the PSCW's order authorizing construction of two coal-fired generating facilities on the site of our existing Oak Creek Power Plant vacated the CPCN and remanded it back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness of the application and in its decisions on several other points. The Dane County Circuit Court's decision was appealed and in June 2005, the Supreme Court of Wisconsin issued its decision which reversed the Dane County Circuit Court's decision that vacated the PSCW order authorizing the Oak Creek expansion and upheld the PSCW's order in all respects. The CPCN granted by the PSCW was reinstated and is in full force and effect.

As a result of the delay to the start of construction caused by litigation, the project cost is expected to increase by $50 to $55 million. This represents an increase of approximately 2.4% to 2.6% in the total cost of the project. We Power believes these costs are ultimately recoverable under the terms of the lease agreements. However, recovery is subject to We Power's final calculation of costs and also to review and approval by the PSCW.

In September 2003, several parties filed a request with the Wisconsin Department of Natural Resources (WDNR) for a contested case hearing in connection with our application to the WDNR for a Chapter 30 permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Oak Creek expansion. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and in November 2004, the administrative law judge approved the WDNR's issuance of the Chapter 30 permit for the Oak Creek expansion. In December 2004, opponents filed a petition for review of the decision in Dane County Circuit Court. In January 2005, we filed a motion to dismiss the opponents' petition based on procedural errors. The WDNR joined in this motion. In March 2005, the court dismissed the appeal. The opponents appealed the court's dismissal to the Wisconsin Court of Appeals. In February 2006, the Wisconsin Court of Appeals affirmed the lower court's dismissal of the case. The opponents can seek reconsideration of the court's decision or can petition the Wisconsin Supreme Court for review.

We applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit that is required for operation of the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units. In March 2005, the WDNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents filed a petition for judicial review in Dane County Circuit Court and a request for a contested case proceeding with the WDNR. In September 2005, the judicial review proceeding in Dane County Circuit Court was dismissed. All parties to this action agreed to the dismissal. The WDNR granted a contested case hearing and the administrative law judge has scheduled a hearing for March 2006. We anticipate a decision by the administrative law judge in 2006.

In May 2005, we received the Army Corps of Engineers federal permit necessary for the construction of the Oak Creek expansion. Opponents may appeal the permit in federal court.

In January 2004, the WDNR issued the Air Pollution Control Construction Permit (Air Permit) to us for the Oak Creek expansion. The permit was opposed and a contested case hearing with the WDNR was held in October 2004. In February 2005, an administrative law judge issued a decision affirming the WDNR January 2004 issuance of the Air Permit. The decision was opposed and project opponents filed a petition for judicial review with the Dane County Circuit Court. In September 2005, the Dane County Circuit Court dismissed with prejudice the appeal of the administrative law judge's decision. All parties to this action agreed to the dismissal. This dismissal is the final resolution of all legal challenges to the issuance of the Air Permit.

In addition, as a result of the enactment of the Energy Policy Act the FERC, through an amendment to Section 203 of the Federal Power Act, has been given jurisdiction over the acquisition of generation (which includes leasing generation), an activity that previously was not subject to the FERC's jurisdiction. Under the FERC's recently issued rules implementing the Energy Policy Act, we will be required to seek FERC authorization in order to lease the two units that are part of the Oak Creek expansion prior to the units being placed into service. We are unable to determine at this time the magnitude of the impact of this new regulatory requirement on the Power the Future plan, if any.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the State of Wisconsin, while the FERC regulates wholesale power, electric transmission and interstate gas transportation service rates. The Michigan Public Service Commission (MPSC) regulates retail electric rates in the State of Michigan. We estimate that approximately 88% of our electric revenues are regulated by the PSCW, 6% are regulated by the MPSC and the balance of our electric revenues are regulated by the FERC. All of our natural gas revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

Overview:  For the period from March 2000 until December 31, 2005, our rates were governed by an order from the PSCW in connection with the approval of Wisconsin Energy's acquisition of WICOR. Under this order, we were restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain limited exceptions.

Price Increase Requests:    In July 2005, we filed an electric and steam price increase request with the PSCW. Under a limited rate proceeding, we requested an increase in electric rates of $143.6 million for 2006, and an $8.8 million total increase in rates for steam over the two year period of 2006 and 2007. The requested electric rate increase included: (1) costs associated with the continued investment in Wisconsin Energy's Power the Future strategy; (2) recovery of transmission costs incurred that exceed the amount we are currently collecting from customers; (3) additional sources of renewable energy; and (4) a rate freeze for day to day operations of the electric system until 2008. The requested steam rate increase was due to (1) the costs of maintaining the steam system, (2) the cost of fuel and (3) the costs associated with making changes to our steam utility operations as part of the reconstruction of the Marquette Interchange project in downtown Milwaukee, Wisconsin.

Subsequent to the initial filing of this pricing request, we experienced a significant increase in the cost of fuel and purchased power due to the increases in natural gas prices and the reductions in coal deliveries as discussed above. In October 2005, we filed a letter with the PSCW informing them of our need to include the increased cost of natural gas used for generation of electricity in our pending 2006 pricing request. The PSCW considered these additional costs and approved an increase in electric rates of $222.0 million in January 2006. In addition, the PSCW approved an increase in steam rates of $7.8 million or 31.5% to be phased in over the two year period of 2006 and 2007. These rate increases became effective on January 26, 2006 and we anticipate will remain in effect through December 2007.

The January 2006 order also addressed our under- and over-collection of fuel costs in our electric rates. For 2006, the PSCW approved a plan for us to refund any over-collection of fuel costs on an annual basis to ratepayers and the band for under-collection of fuel costs will be 2%. Beginning in 2007, our electric operations will operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction with a plus or minus 2% band.

In June 2005, we filed with the PSCW a natural gas price increase request of $27.4 million. The increase was requested to address the higher costs associated with adding and maintaining gas mains and infrastructure to maintain safety and reliability and certain costs related to gas in storage. In January 2006, we received approval from the PSCW for a rate increase of $21.4 million or 2.9%. This rate increase became effective on January 26, 2006 and we anticipate will remain in effect through December 2007.

The January 2006 order approved return on equity for our operations of 11.2%. In 2005, our approved return on equity was 12.2%.

The table below summarizes the anticipated annualized revenue impact of recent rate changes.

Service	Incremental Annualized Revenue Increase	Percent Change in Rates	Effective Date

	(Millions)	(%)

Retail electric, Wisconsin	$222.0	10.6%	January 26, 2006
Retail gas, Wisconsin	$21.4	2.9%	January 26, 2006
Retail steam, Wisconsin (a)	$7.8	31.5%	January 26, 2006
Fuel electric, Michigan	$2.7	5.9%	January 1, 2006
Fuel electric, Wisconsin (b)	$7.7	0.3%	November 24, 2005
Fuel electric, Michigan	$2.5	5.8%	November 1, 2005
Retail electric, Wisconsin	$59.7	3.1%	May 19, 2005
Retail steam, Wisconsin	$0.5	3.6%	May 19, 2005
Fuel electric, Wisconsin (b)	$114.9	5.9%	March 18, 2005
Fuel electric, Michigan	$3.4	8.0%	January 1, 2005
Fuel electric, Michigan	$1.3	3.1%	October 1, 2004
Retail steam, Wisconsin	$0.5	3.4%	May 5, 2004
Retail electric, Wisconsin (c)	$59.0	3.3%	May 5, 2004
Fuel electric, Michigan	$3.3	7.6%	January 1, 2004
Fuel electric, Wisconsin (d)	$6.1	0.3%	October 2, 2003
Fuel electric, Wisconsin (d)	$55.1	3.3%	March 14, 2003
Fuel electric, Michigan	$0.9	2.0%	January 1, 2003

(a)	In January 2006, the PSCW issued a final order authorizing an increase in steam rates of $7.8 million over the two year period of 2006 and 2007.

(b)

In November 2005, the PSCW issued a final order authorizing a fuel surcharge for $7.7 million of additional fuel costs. In March 2005, the PSCW issued an interim order authorizing a fuel surcharge for $114.9 million that was effective until the November 2005 final order was issued by the PSCW. The final November 2005 order for $122.6 million superseded the March 2005 interim order.

(c)

In May 2004, the PSCW issued a final order authorizing an increase in electric rates for costs associated with the PWGS under construction and increased costs associated with low-income energy assistance.

(d)

In October 2003, the PSCW issued a final order authorizing a fuel surcharge for $6.1 million of additional fuel costs. In March 2003, the PSCW issued an interim order authorizing a surcharge for $55.1 million of additional fuel costs on an annualized basis subject to true up.

Limited Rate Adjustment Requests

2005 Revenue Deficiencies:   In May 2004, we filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new PWGS and the Oak Creek expansion being constructed as part of Wisconsin Energy's Power the Future strategy, (2) costs associated with our energy efficiency procurement plan and (3) costs associated with making changes to our steam utility systems as part of the reconstruction of the Marquette Interchange highway project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for our electric operations and $0.5 million (3.6%) for our steam operations. In January 2005, as a result of the litigation involving the Oak Creek expansion, we amended this filing to reduce the total revenue request to $52.4 million. In May 2005, the PSCW issued its final written order implementing an annualized increase in electric rates of $59.7 million (3.1%) and an increase of $0.5 million (3.6%) in steam rates.

2005 Fuel Recovery Filing:   In February 2005, we filed an application with the PSCW for an increase in electric rates in the amount of $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. We received approval for the increase in fuel recoveries on an interim basis in March 2005. In November 2005, we received the final rate order, which authorized an additional $7.7 million in rate increases, for a total increase of 122.6 million (6.2%). In December 2005, two parties filed suit against the PSCW in Dane County Circuit Court challenging the PSCW's decision to allow fuel cost recovery, while allowing us to keep the savings that resulted from Wisconsin Energy's acquisition of WICOR. As a condition of the PSCW approval of Wisconsin Energy's WICOR acquisition, we were restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain limited exceptions, but we were allowed to keep the savings generated from the merger. We believe the challenge of the PSCW's decision is without merit, however the ultimate outcome of this matter cannot be determined at this time.

Other Utility Rate Matters

Electric Transmission Cost Recovery:   We divested our transmission assets with the formation of the ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of the ATC, our transmission costs have escalated due to the socialization of costs within the ATC and increased transmission infrastructure requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed the deferral of transmission costs in excess of amounts imbedded in rates. We are allowed to earn a return on the unrecovered transmission costs at our weighted average cost of capital. As of December 31, 2005, we have deferred $169.4 million of unrecovered transmission costs. In January 2006, our rates were increased by approximately $67.5 million annually to recover transmission costs that were not currently in rates. We will continue to accrue carrying costs on the unrecovered balances.

Fuel Cost Adjustment Procedure:   Within the State of Wisconsin, we operate under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. Imbedded within our base rates is an amount to recover fuel costs. Under the current fuel rules, no adjustments are made to rates as long as fuel and purchased power costs are expected to be within a band of the costs imbedded in current rates for the twelve month period ending December 31. If, however, annual fuel costs are expected to fall outside of the band, and actual interim costs fall outside of established ranges, then we may file for a change in fuel recoveries on a prospective basis. For 2006, the upper band is 2% and we will refund any over- recovered annual fuel costs. For 2007, the band is plus or minus 2%.

In Michigan, our electric utility operates under a Power Supply Cost Recovery mechanism which generally allows for the recovery of fuel and purchase power costs on a dollar for dollar basis.

Gas Cost Recovery Mechanism:   Our natural gas operations operate under a gas cost recovery mechanism (GCRM) as approved by the PSCW. Generally, the GCRM allows for a dollar for dollar recovery of gas costs. There is an incentive mechanism under the GCRM which allows for increased revenues if we acquire gas lower than benchmarks approved by the PSCW. During 2005, no additional revenues were earned under the incentive portion of the GCRM and $0.2 million and $6.0 million of additional revenues were earned in 2004 and 2003 under the GCRM.

Bad Debt Costs:    In 2003 and 2004, due to a combination of unusually high natural gas prices, a soft economy within our utility service territories, and limited governmental assistance available to low-income customers, we saw a significant increase in residential uncollectible accounts receivable. Because of this, we requested and received letters from the PSCW which allowed us to defer the costs of residential bad debts to the extent that the costs exceeded the amounts allowed in rates. As a result of these letters from the PSCW, we deferred approximately $11.7 million and $10.9 million in 2004 and 2003 related to bad debt costs.

In January 2006, the PSCW issued an order approving the amortization over the next five years of the bad debts deferred in 2004 and 2003 for our gas operations. The bad debts deferred in 2004 and 2003 related to electric operations will be considered for recovery in future rates, subject to audit and approval of the PSCW.

In December 2004, we filed with the PSCW a request to implement a pilot program, which, among other things, is designed to better match our collection efforts with the ability of low income customers to pay their bills. Included in this filing was a request to implement escrow accounting for all residential bad debt costs. In February 2005, the PSCW approved our pilot program and our request for the use of escrow accounting. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates. As a result of this approval from the PSCW, we escrowed approximately $9.7 million in 2005 related to bad debt costs. These amounts were not addressed in the January 2006 rate order, and will therefore be considered for recovery in future rates, subject to audit and approval of the PSCW. We will continue following the escrow method of accounting for bad debts as approved in the March 2005 PSCW order.

Environmental Trust Financing:   In March 2004, the Governor of Wisconsin signed into law a measure that gives utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure would result in a lower cost to customers when compared to traditional financing and ratemaking. In June 2004, we filed an application with the PSCW that sought authority to issue up to $500 million of environmental trust bonds pursuant to this legislation. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance. We will continue to evaluate the potential issuance of environmental trust bonds.

MISO Midwest Market:   In January 2005, we requested deferral accounting treatment from the PSCW for certain incremental costs or benefits that may occur due to the implementation on April 1, 2005 of the MISO Midwest Market. We received approval for this accounting treatment in March 2005. Additionally, in March 2005 we submitted a joint proposal to the PSCW with other utilities requesting escrow accounting treatment for the MISO Midwest Market costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the March 2005 approval for deferral accounting treatment. We anticipate receiving a decision on this request in 2006. For additional information see Industry Restructuring and Competition -- Electric Transmission and Energy Markets -- MISO below.

Nuclear Refueling Outages - 2005:   In January 2005, we requested deferral accounting treatment for non-fuel operations and maintenance expenses related to the second nuclear refueling outage that occurred in the fall of 2005. In March 2005, the PSCW denied this request. In May 2005, we requested and we received approval from the PSCW to defer replacement power costs incurred after May 30, 2005 due to the longer-than-expected outage at Point Beach Unit 2. We deferred $22.1 million of incremental purchased power costs related to the extended outage. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval. For additional information see Nuclear Operations below.

Reduced Coal Deliveries:   In August 2005, we requested and received approval from the PSCW to defer incremental fuel costs associated with reduced coal deliveries. Through December 31, 2005, we deferred approximately $26.0 million of incremental fuel costs and we expect to recover these costs in future rates, subject to review and approval of the PSCW. We do not anticipate deferring additional costs under this order in 2006. For further information regarding rates see Management's Discussion and Analysis - Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks -- Commodity Price Risk.

Depreciation Rates:   In January 2005, along with Wisconsin Gas, we filed a joint application with the PSCW for certification of depreciation rates for specific classes of utility plant assets. In November 2005, we received notice from the PSCW that the proposed estimated lives, net salvage values and depreciation rates were approved and became effective January 1, 2006. We expect the new depreciation rates to reduce annual depreciation expense by approximately $15 million due to the lengthening of nuclear plant lives which will reduce annual expense.

ELECTRIC SYSTEM RELIABILITY

In response to customer demand for higher quality power required by modern equipment, we are evaluating and updating our electric distribution system. We are taking steps to reduce the likelihood of outages by upgrading substations and rebuilding lines to upgrade voltages and reliability. These improvements, along with better technology for analysis of our existing system, better resource management to speed restoration and improved customer communication, are near-term efforts to enhance our current electric distribution infrastructure. For the long-term, we have developed a distribution system asset management strategy that requires increased levels of automation of both substations and line equipment to consistently provide the level of reliability needed for a digital economy.

We had adequate capacity to meet all of our firm electric load obligations during 2005. All of our generating plants performed well during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required, nor was there the need to interrupt or curtail service to non-firm customers who participate in load management programs in exchange for discounted rates.

In May 2003, a flood at a hydroelectric dam owned by another utility forced a complete shutdown of our 618-megawatt Presque Isle Power Plant in Marquette, Michigan, which resulted in the curtailment of non-firm service to some customers, as well as brief interruptions to firm service. Deliveries were also curtailed on several occasions to certain special contract customers in the Upper Peninsula of Michigan because of transmission constraints in the area including an incident in December 2003. During the December 2003 incident, flow was interrupted on the three main electric transmission lines owned by ATC connecting Wisconsin to the Upper Peninsula of Michigan. This incident also resulted in short outages to some firm customers.

We expect to have adequate capacity to meet all of our firm load obligations during 2006. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures during 2006 as it has in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face potentially significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting our utility and non-utility energy segments include but are not limited to (1) air emissions such as carbon dioxide (CO2), sulfur dioxide (SO2), nitrogen oxide (NOx), small particulates and mercury, (2) disposal of combustion by-products such as fly ash, (3) remediation of former manufactured gas plant sites, (4) disposal of used nuclear fuel, and (5) the eventual decommissioning of nuclear power plants.

We are currently pursuing a proactive strategy to manage our environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of Wisconsin Energy's Power the Future strategy, (2) developing additional sources of renewable electric energy supply, (3) adding emission control equipment to existing facilities to comply with new ambient air quality standards and federal clean air rules, (4) entering into agreements with the WDNR and EPA to reduce emissions of SO2 and NOx by more than 65% and mercury by 50% by 2013 from our coal-fired power plants in Wisconsin and Michigan, (5) recycling of ash from coal-fired generating units, and (6) the clean-up of former manufactured gas plant sites. The capital cost of implementing the EPA consent decree is estimated to be approximately $600 million over the 10 years ending 2013. Through December 31, 2005, we have spent approximately $216.5 million associated with implementing the EPA agreement. There could be additional costs of compliance with the EPA consent decree should we elect to control rather than retire Units 5 and 6 at the Oak Creek Power Plant. We believe this additional cost may add approximately $150 million to $350 million to the estimate. For further information concerning the consent decree, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. For further information concerning disposal of used nuclear fuel and nuclear power plant decommissioning, see Nuclear Operations below and Note F -- Nuclear Operations in the Notes to Consolidated Financial Statements in this report, respectively.

National Ambient Air Quality Standards:   In 2000 and 2001, Michigan and Wisconsin finalized state rules implementing phased emission reductions required to meet the National Ambient Air Quality Standard (NAAQS) for 1-hour ozone. In 2004, the EPA began implementing NAAQS for 8-hour ozone and fine particulate matter (PM 2.5 ). The states are currently developing rules to implement the new standards. Although specific emission control requirements are not yet defined, we believe that the revised standards will likely require significant reductions in SO2 and NOx emissions from coal-fired generating facilities. We expect that reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010. Reductions associated with the fine particulate matter standards are expected to be implemented in stages after the year 2010 and extending to the year 2017. We are currently unable to predict the impact that the revised air quality standards might have on the operations of our existing coal-fired generating facilities until the states develop rules and submit State Implementation Plans to the EPA to demonstrate how they intend to comply with the 8-hour ozone and fine particulate matter NAAQS.

1-hour Ozone Standard:   The 1-hour ozone nonattainment rules currently being implemented by the State of Wisconsin and the ozone transport rules implemented by the State of Michigan limit NOx emissions in phases over the 2003 - 2008 time period.

We currently expect to incur total annual operation and maintenance costs of $2-3 million during the period 2004 through 2007 to comply with the Michigan and Wisconsin rules. In January 2000, the PSCW approved our comprehensive plan to meet the rules, permitting recovery in rates of NOx emission reduction costs over an accelerated 10-year recovery period.

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in Southeastern Wisconsin as nonattainment areas for the 8-hour ozone NAAQS. States are required to develop and submit State Implementation Plans to the EPA by June 2007 to demonstrate how they intend to comply with the 8-hour ozone NAAQS. We expect that reductions needed to achieve compliance with the 8-hour ozone attainment standard will be implemented in stages from 2007 through 2010, and that some or all of these reductions will be accomplished through implementation of the Clean Air Interstate Rule (CAIR). See below for further information regarding CAIR. We believe that compliance with the NOx emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the EPA's 8-hour ozone NAAQS. However, the timing of the requirements may be impacted by requiring earlier installation of NOx controls at some units, depending on how the states implement the rules.

PM2.5 Standard:   In December 2004, the EPA designated PM2.5 nonattainment areas in the country. All counties in the State of Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. It is unknown at this time whether Wisconsin or Michigan will require additional emission reductions as part of state or regional implementation of the PM2.5 standard and what impact those requirements would have on operation of our existing coal-fired generation facilities.

Clean Air Interstate Rule: The EPA issued the final CAIR regulation in March 2005 to facilitate the states in meeting the 8-hour ozone and PM2.5 standards by addressing the regional transport of SO2 and NOx. CAIR requires NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. The phase 1 compliance deadline is January 1, 2009 for NOx and January 1, 2010 for SO2, and the phase 2 compliance deadline is January 1, 2015 for both NOx and SO2. Overall, the CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. The states are required to develop and submit implementation plans by October 2006, and until those plans are in place, it is not possible to estimate the impact of the CAIR. We believe that compliance with the NOx and SO2 emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the CAIR rule.

Clean Air Mercury Rule:    The EPA issued the final Clean Air Mercury Rule (CAMR) in March 2005 following the agency's 2000 regulatory determination that utility mercury emissions should be regulated. CAMR limits mercury emissions from new and existing coal-fired power plants, and caps utility mercury emission in two phases, applicable in 2010 and 2018. The caps limit emissions at approximately 20% and ultimately 70% below today's utility mercury levels. The states are required to develop and submit implementation plans by November 2006. Until those plans are in place, it is not possible to estimate the final impact of the CAMR, but additional expenditures are anticipated in order to meet both phases of the federal rule. Because the technology is under development, it is difficult to estimate the cost. We believe the range of possible expenditures could be approximately $50 million to $200 million. The construction air permit issued for the Oak Creek expansion is not impacted by the new rule.

The federal rule is being challenged by a number of states including Wisconsin and Michigan. Depending on the litigation, the timing for compliance may be affected.

The WDNR independently developed mercury emission control rules that affect electric utilities in Wisconsin and issued state-only mercury control rules in October 2004. The rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program. The rules state that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. State rules are to be changed to be consistent with, and no more restrictive than, any federal rules. We anticipate that the state rules will be revised or replaced, consistent with the CAMR requirements, and that no additional emission control investments will be needed as a result of the state-only rules.

Clean Air Visibility Rule:   The EPA issued the Clean Air Visibility Rule (CAVR) in June 2005 to address regional haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. Under CAVR, states are required to identify certain industrial facilities and power plants that affect visibility in the nation's 156 Class I protected areas. States then determine the types of emission controls that those facilities must use to control their emissions. The pollutants from power plants that reduce visibility include particulate matter or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States must submit plans to implement CAVR to the EPA by December 2007. The reductions associated with the state plans are scheduled to begin to take effect in 2014 with full implementation before 2018. We are currently unable to predict the impact that CAVR might have on the operations of our existing coal-fired generating facilities until the states develop rules and submit implementation plans to the EPA.

Clean Water Act:   Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. This law dates back to 1972; however, prior to September 2004, there have not been federal rules that define precisely how states and EPA regions would determine that an existing intake meets BTA requirements. This rule establishes, for the first time, national performance standards and compliance alternatives for existing facilities that are designed to minimize the potential adverse environmental impacts to aquatic organisms associated with water withdrawals from cooling water intakes. Costs associated with implementation of the rule for our Oak Creek Power Plant, We Power's Oak Creek expansion and PWGS have been included in project costs. Studies to determine costs, if any, that may be associated with our other existing facilities are expected to take place over the next three years.

Manufactured Gas Plant Sites:   We are voluntarily reviewing and addressing environmental conditions at a number of former manufactured gas plant sites. For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our combustion byproducts. For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

EPA - Proposed Consent Decree:    We entered into a proposed consent decree with the EPA to address all matters relating to information requests received from the EPA pursuant to Section 114(a) of the Clean Air Act. For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Greenhouse Gases:   There have been international efforts seeking legally binding reductions in emissions of greenhouse gases, principally carbon dioxide (CO2), including the United Nations Framework Convention on Climate Change held in Kyoto, Japan. While the Bush Administration has not supported U.S. ratification of the Kyoto Protocol or other legislation requiring reductions in CO2, in 2002, the Bush Administration announced a goal of reducing the greenhouse gas intensity of the U.S. economy by 18% by 2012. In addition, in December 2004, the U.S. Department of Energy announced the Climate VISION program in furtherance of reduced greenhouse gas emissions. We continue to take voluntary measures to reduce our emissions of greenhouse gases; however, the impact of any future legislation that would require reductions in greenhouse gases cannot be assessed at this time.

We continue to support flexible, market-based strategies to curb greenhouse gas emissions. These strategies include emissions trading, joint implementation projects and credit for early actions. We also support a voluntary approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters.

Our emissions in future years will continue to be influenced by several actions planned or underway as part of the Power the Future plan, including:

  Repowering the Port Washington Power Plant from coal to natural gas combined cycle units.
  Adding coal-fired units using state-of-the-art technology as part of the Oak Creek expansion.
  Increasing investment in energy efficiency and conservation.
  Maintaining and increasing non-emitting generation by potentially adding approximately 130 to 200 megawatts of wind capacity and increasing customer participation in the Energy for Tomorrow ® renewable energy program.
  Successful renewal of the Point Beach Nuclear units' operating licenses.

LEGAL MATTERS

Presque Isle Flood:   During the second quarter of 2003, our Presque Isle Power Plant was temporarily shut down due to the failure of a hydroelectric reservoir dike which flooded Marquette, Michigan. We estimate that our fuel and purchased power costs increased by approximately $8 million due to the need for replacement power during the plant outage. These increased costs were included as part of the fuel surcharge request discussed above. In addition, we incurred approximately $13.5 million in damage to equipment and property. We have reached settlements with an insurance carrier and other third parties. Through litigation, we are continuing to pursue recovery against other third parties.

Arbitration Proceedings:   Our largest electric customer owns two mines that operate in the Upper Peninsula of Michigan. The mines represent approximately 7% of our annual electric sales and less than 1% of our annual net income. The mines have special negotiated contracts that expire in December 2007. The contracts have price caps for approximately 80% of the energy sales. The mines are billed at rates reflecting incremental costs and amounts billed that exceed the price caps are refunded without interest in the year following the contract year. We do not recognize revenue on amounts billed that exceed the price caps.

The incremental power costs in the Upper Peninsula of Michigan are now determined by MISO. In April 2005, we began to bill the mines the incremental power costs as quantified by the MISO Midwest Market. The mines have notified us that they are disputing these billings and they have placed the disputed amounts in escrow. In September 2005, the mines notified us that they filed for formal arbitration related to the contracts. We have notified the mines that we believe that they have failed to comply with certain notification provisions related to annual production as specified within the contracts. As of December 31, 2005, the mines have placed $70.6 million in escrow. As noted above, the amounts that have been placed in escrow primarily relate to amounts that would have been refunded without interest in the year following the contract year. At this time, we are unable to predict the outcome of the formal arbitration process, but we believe that it will not have a material impact on our financial condition or results of operations.

Stray Voltage:   On July 11, 1996, the PSCW issued a final order regarding the stray voltage policies of Wisconsin's investor-owned utilities. The order clarified the definition of stray voltage, affirmed the level at which utility action is required, and placed some of the responsibility for this issue in the hands of the customer. Additionally, the order established a uniform stray voltage tariff which delineates utility responsibility and provides for the recovery of costs associated with unnecessary customer demanded services.

In recent years, dairy farmers have commenced actions or made claims against us for loss of milk production and other damages to livestock allegedly caused by stray voltage, and more recently, ground currents resulting from the operation of its electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. In 2003, the Wisconsin Supreme Court upheld a Court of Appeals' affirmance of a jury verdict against us, awarding $1.2 million to the plaintiffs in a stray voltage lawsuit. The Supreme Court rejected the argument that if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation.

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

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of the Company and affiliates of other unaffiliated utilities. During 2005, 2004 and 2003, Point Beach provided approximately 20% of our net electric energy supply.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. In 2005, Unit 2 had a scheduled refueling outage over the second and third quarters and Unit 1 had a scheduled refueling outage over the third and fourth quarters. During the 2005 scheduled refueling outages we replaced the reactor vessel heads at each Unit. As expected, this work, along with other planned maintenance, resulted in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power. See Results of Operations for further discussion regarding the costs associated with nuclear outages. In the fourth quarter of 2006, Unit 2 is scheduled to have a refueling outage. In 2004, Unit 1 had a scheduled refueling outage in the second quarter and in 2003, Unit 2 had a scheduled refueling outage over the third and fourth quarters.

In February 2004, along with NMC, we filed an application with the United States Nuclear Regulatory Commission (NRC) to renew the operating license for both Units for an additional 20 years. The NRC approved the license renewal request in December 2005. The new operating licenses expire in October 2030 for Unit 1 and March 2033 for Unit 2.

In February 2006, we announced that we are undertaking a formal review this year regarding our options for the ownership and operation of Point Beach. At December 31, 2005, NMC operated seven nuclear generating units, down from eight units at December 31, 2004. As of February 2006, that number has decreased to six units and another owner has announced the planned sale of their unit, which would further reduce the size of the fleet operated by NMC. Given these changes, we believe it is prudent to evaluate a range of options for Point Beach. The options that we are planning to evaluate include: (1) continued operation by NMC, (2) continued operation by a third party operator other than NMC, (3) a return to in-house operation of the plant by us and (4) a sale of the Point Beach facility. We plan to complete this formal review in the fourth quarter of 2006.

In July 2000, our senior management authorized the commencement of initial design work for the power uprate of both Units at Point Beach. Subject to approval by the PSCW, the project could add approximately 90 megawatts of electrical output to Point Beach. In February 2003, Point Beach completed an equipment upgrade which resulted in a capacity increase of 7 megawatts per generating Unit. We are currently evaluating the timing for implementation of the power uprate project.

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

As a result of the September 11, 2001 terrorist attacks, NRC and the industry have been strengthening security at nuclear power plants. Security at Point Beach remains at a high level, with limited access to the site continuing. Point Beach has responded to NRC's February 2002 Order for interim safeguards and security compensatory measures. Point Beach has also responded to NRC orders regarding security of independent spent fuel storage installations, design basis threat and security officer training and work hours.

Used Nuclear Fuel Storage and Disposal:   We are authorized by the PSCW to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their original operating licenses, but not to exceed the original 48-canister capacity of the dry fuel storage facility. The original operating licenses were set to expire in October 2010 for Unit 1 and in March 2013 for Unit 2 before they were renewed by the NRC in December 2005.

Temporary storage alternatives at Point Beach are necessary until the United States Department of Energy takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987. The Nuclear Waste Policy Act established the Nuclear Waste Fund which is composed of payments made by the generators and owners of such waste and fuel. Effective January 31, 1998, the Department of Energy failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which we have paid a total of $207.4 million into the Nuclear Waste Fund over the life of the Plant.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the Department of Energy's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, we filed a complaint on November 16, 2000 against the Department of Energy in the Court of Federal Claims. In October 2004, the Court of Federal Claims granted our motion for summary judgment on liability. The Court has subsequently scheduled the trial for March 2007. We have incurred substantial damages to date and damages continue to accrue. We are seeking recovery of our damages in this lawsuit and we expect that any recoveries would be considered in setting future rates.

In July 2002, the President signed a resolution which allowed the United States Department of Energy to begin preparation of the application to the NRC for a license to design and build a spent fuel repository in Yucca Mountain, Nevada. The Department of Energy has indicated that it does not expect a permanent used fuel repository to be available any earlier than 2010. It is not possible, at this time, to predict with certainty when the Department of Energy will actually begin accepting used nuclear fuel.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

Across the United States, electric industry restructuring progress remains slow as it has been subsequent to the California price and supply problems in early 2001. The FERC continues to support large regional transmission organizations (RTOs), which will affect the structure of the wholesale market. To this end, the MISO implemented a bid-based market, the MISO Midwest Market, including the use of locational marginal pricing (LMP) to value electric transmission congestion. The MISO Midwest Market commenced operation on April 1, 2005. The timeline for restructuring and retail access continues to be stretched out, and it is uncertain when retail access will happen in Wisconsin; however, Michigan has adopted retail choice which potentially affects our Michigan operations. In August 2005, President Bush signed in to law the Energy Policy Act, which impacts the electric utility industry. (See Other Matters below for additional information on the Energy Policy Act). In addition, major issues in industry restructuring, implementation of RTO markets and market power mitigation received substantial attention in 2005. We continue to focus on infrastructure issues through Wisconsin Energy's Power the Future growth strategy.

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

As of January 1, 2002, Michigan retail customers were allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We have maintained our generation capacity and distribution assets and provide regulated service as we have in the past. We continue providing distribution and customer service functions regardless of the customer's power supplier.

Competition and customer switching to alternative suppliers in our service territory in Michigan has been limited. With the exception of two general inquiries, no alternate supplier activity has occurred in our service territories in Michigan, reflecting the small market area, our competitive regulated power supply prices and a lack of interest in general in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Restructuring in Illinois:   In 1999, the State of Illinois passed legislation that introduced retail electric choice for large customers and introduced choice for all retail customers in May 2002. This legislation has not had, and is not expected to have a material impact on our business. We had one wholesale customer in Illinois, the City of Geneva, whose contract expired on December 31, 2005.

Electric Transmission and Energy Markets

American Transmission Company:   Effective January 1, 2001, we transferred all of our electric utility transmission assets to ATC in exchange for an ownership interest in this new company.

ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. As of February 1, 2002, operational control of ATC's transmission system was transferred to MISO, and we became a non-transmission owning member and customer of MISO.

MISO:   In connection with its status as a FERC approved RTO, MISO implemented a bid-based energy market, the MISO Midwest Market, which commenced operations on April 1, 2005. As part of this energy market, the MISO developed a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs). FTRs are allocated to market participants by MISO. The first allocation of FTRs was completed for the period of April 1, 2005 through August 31, 2005. The FTR allocation process was then performed again for the period from September 1, 2005 to May 31, 2006. To date, our unhedged congestion charges have not been material.

MISO deferred the costs to develop and start-up its energy market (new software systems and personnel). Now that the market is operational, the development and start-up costs are charged to MISO market participants, including us.

To mitigate the risks of this new bid-based energy market, we requested deferral accounting treatment from the PSCW in January 2005 for certain incremental costs or benefits that may occur due to the implementation of the MISO Midwest Market. Our request excluded LMP energy costs because these costs are subject to recovery under the Wisconsin Fuel Cost Adjustment Procedure. In March 2005, the PSCW accepted our request. We submitted another joint proposal with other utilities in March 2005, requesting escrow accounting treatment for MISO Midwest Market costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the March 2005 approval for deferral accounting treatment. For further information on the accounting for MISO transactions see Critical Accounting Estimates below.

In MISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each MISO transmission owner in proportion to the load served by the LSE versus the total load of the service territory. This "license plate" rate design is scheduled to be replaced after a six-year phase-in of rates in MISO on or around February 1, 2008. In addition, FERC ordered a seams elimination charge to be paid by MISO LSE's from December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of an RTO and/or FERC's elimination of through and out transmission charges between the MISO and PJM Interconnection, L.L.C. The FERC ordered that certain existing transmission transactions continue to pay for through and out service from December 1, 2004 until March 31, 2006. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. A decision from the hearing process is expected in the second half of 2006. In January 2006, along with certain other parties to the proceeding, we submitted an offer of settlement to the presiding administrative law judge that, if approved, will resolve all issues set for hearing that impact us with regard to the continued payment of through and out transmission charges as well as the seams elimination charge. To date, neither the administrative law judge nor the FERC has addressed the merits of the settlement. If the settlement offer is approved by the FERC as submitted, we would receive a small refund of transmission charges in excess of the seams elimination charge.

Natural Gas Utility Industry

Restructuring in Wisconsin:   The PSCW previously instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices and has adopted standards for transactions between a utility and its gas marketing affiliates. However, work on deregulation of the gas distribution industry by the PSCW is presently on hold. Currently, we are unable to predict the impact of potential future deregulation on our results of operations or financial position.

OTHER MATTERS

In August 2005, President Bush signed into law the Energy Policy Act. Among other things, the Energy Policy Act includes tax subsidies for electric utilities and the repeal of the Public Utility Holding Company Act of 1935 (PUHCA 1935). The Energy Policy Act also amends federal energy laws and provides the FERC with new oversight responsibilities for the electric utility industry. Implementation of the Energy Policy Act requires the development of regulations by federal agencies, including the FERC. As noted above, the Energy Policy Act and corresponding rules require us to seek FERC authorization to allow us to lease from We Power the three Power the Future units that are currently being constructed by We Power. Additionally, the Energy Policy Act enacted the Public Utility Holding Company Act of 2005 (PUHCA 2005), transferring jurisdiction over holding companies from the SEC to the FERC. We will be required to notify the FERC of our status as a holding company and to seek from the FERC the exempt status similar to that held under PUHCA 1935. As federal agencies continue to develop new rules to implement the Energy Policy Act, we expect additional impacts on us in the future.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which amended SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payment for public companies. In April 2005, the SEC deferred the effective date of SFAS 123R to January 1, 2006. This statement requires that the compensation costs relating to such transactions be recognized in the consolidated income statement. We adopted SFAS 123R and SAB 107 effective January 1, 2006 using the modified prospective method. See Note A -- Summary of Significant Accounting Policies and Note B -- Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report for additional information.

In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement 143. We adopted FIN 47 effective December 31, 2005. For further information see Note I -- Asset Retirement Obligations.

We adopted FASB Staff Position FIN 46R - 5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003), in the second quarter of 2005. This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. See Note D -- Variable Interest Entities for further information.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (APB) Opinion 20 and SFAS 3. This statement requires a retrospective application of direct changes in accounting principles to prior periods' financial statements, unless it is impracticable to determine the period-specific or cumulative effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. In addition, SFAS 154 instructs that a change in depreciation, amortization or depletion method for long-lived, non-financial assets must be recorded as a change in accounting estimate affected by a change in accounting principle. We adopted SFAS 154, effective January 1, 2006. The adoption of SFAS 154 has not had an impact on our consolidated financial position or results of operations, as we have not had a change in accounting principle that we were required to implement to date in 2006.

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

Regulatory Accounting:   We operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Developing competitive pressures in the utility industry may result in future utility prices which are based upon factors other than the traditional original cost of investment. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under Statement of Financial Accounting Standards 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71), may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. As of December 31, 2005, we had $822.5 million in regulatory assets and $1,051.9 million in regulatory liabilities. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

Pension and Other Post-retirement Benefits:   Our reported costs of providing non-contributory defined pension benefits (described in Note L -- Benefits in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with SFAS 87, Employers' Accounting for Pensions (SFAS 87), changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Pension Plans Actuarial Assumption (a)	Impact on Annual Cost

(Millions of Dollars)
0.5% decrease in discount rate	$6.3
0.5% decrease in expected rate of return on plan assets	$3.5

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

In addition to pension plans, we maintain other post-retirement benefit plans which provide health and life insurance benefits for retired employees (described in Note L -- Benefits in the Notes to Consolidated Financial Statements). We account for these plans in accordance with SFAS 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions (SFAS 106). Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future post-retirement benefit costs. Other post-retirement benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the post-retirement benefit obligation and post-retirement costs. Our other post-retirement benefit plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, our regulators have adopted SFAS 106 for rate making purposes.

The following chart reflects other post-retirement benefit plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

Other Post-retirement Benefit Plans Actuarial Assumption (a)	Impact on Reported Annual Cost

(Millions of Dollars)
0.5% decrease in discount rate	$2.0
0.5% decrease in health care cost trend rate	($1.4)
0.5% decrease in expected rate of return on plan assets	$0.5

(a)	The inverse of the change in the actuarial assumption may be expected to have an approximately similar impact in the opposite direction.

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total operating revenues during 2005 of $2,938.0 million included accrued revenues of $175.6 million at December 31, 2005.

Asset Retirement Obligations:   We account for legal liabilities for asset retirements at fair value in the period in which they are incurred according to the provisions of SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143) and Accounting for Conditional Asset Retirement Obligations (FIN 47), an Interpretation of SFAS 143. SFAS 143 applies primarily to decommissioning costs for our Point Beach Nuclear Plant. Using a discounted future cash flow methodology, our estimated nuclear asset retirement obligation was approximately $309.8 million at December 31, 2005. As it relates to our operations, FIN 47 applies primarily to asbestos removal costs. At December 31, 2005, we recorded an obligation of $37.4 million related to asbestos.

Calculation of the nuclear decommissioning asset retirement obligation is based upon projected decommissioning costs calculated by an independent decommissioning consulting firm, as well as several significant assumptions including the timing of future cash flows, future inflation rates and the discount rate applied to future cash flows. Assuming the following changes in key assumptions and holding all other assumptions constant, we estimate that our nuclear asset retirement obligation at December 31, 2005 would have changed by the following amounts:

Change in Assumption	Change in Liability

(Millions of Dollars)

1% increase in inflation rate	$101.1
1% decrease in inflation rate	($76.2)

We were unable to identify a viable market for or third party who would be willing to assume this liability. Accordingly, we have used a market-risk premium of zero when measuring our nuclear asset retirement obligation. We estimate that for each 1% increment that would be included as a market-risk premium, our nuclear asset retirement obligation would increase by approximately $3.1 million.

For additional information concerning SFAS 143 and our estimated nuclear asset retirement obligation, see Note I -- Asset Retirement Obligations and Note F -- Nuclear Operations in the Notes to Consolidated Financial Statements.

MISO Bid-Based Energy Market:   Effective April 1, 2005, MISO implemented the MISO Midwest Market, a bid-based energy market. The market requires that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all the bids and offers made into the market that day and establishes a LMP which reflects the market price for energy. As a participant in the new MISO Midwest Market, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. To the extent the established LMP price for energy is not sufficient to recover the cost of running a generating unit dispatched at MISO's request, the tariff provides a mechanism for us to recover the deficiency (the "make-whole payment"). Since the start of the MISO Midwest Market, MISO has significantly increased the amount of generation provided by our higher cost combustion turbines. We have recorded a receivable from MISO for the make-whole payments associated with this operation. A reserve has been established for a portion of these receivables that are currently in dispute. Additionally, the MISO Midwest Market subjects us to additional costs primarily associated with constraints in the transmission system. We expect to recover these deferred costs in future rates, subject to PSCW audit and approval.

MISO settles each Operating Day a minimum of four times. A settlement statement is issued at 7, 14, 55 and 105 days after each Operating Day. In addition, since the market start, MISO has employed a non-standard settlement statement at 155 days after the Operating Day. MISO has also announced plans to issue a non-standard statement at 365 days after the Operating Day for days April 1, 2005 through August 31, 2005. Each subsequent statement may contain billing adjustments which alter our obligation to MISO.

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
  Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc. bid-based energy market that started in April 2005, the associated outcome of our March 2005 request of the Public Service Commission of Wisconsin to escrow potential future rate recovery for the incremental costs or benefits resulting from this new energy market and the ultimate determination by the Federal Energy Regulatory Commission on the details of the seams elimination charges.

  Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally as a result of the repeal of the Public Utility Holding Company Act of 1935 or otherwise.
  Factors which impede execution of Wisconsin Energy's Power the Future strategy, including receipt of necessary state and federal regulatory approvals, timely and successful resolution of legal challenges, local opposition to siting of new generating facilities, construction risks, including the adverse interpretation or enforcement of permit conditions by the permitting agencies, and obtaining the investment capital from outside sources necessary to implement the strategy.
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
  Implementation of the Energy Policy Act and the effect of state level proceedings and the development of regulations by federal and other agencies, including the Federal Energy Regulatory Commission, as well as the ultimate authorization of the Federal Energy Regulatory Commission to allow us to lease the three Power the Future units that are currently being constructed by We Power.
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

See Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report for information concerning potential market risks to which we are exposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2005	2004	2003

	(Millions of Dollars)

Operating Revenues	$2,938.0	$2,616.6	$2,521.9

Operating Expenses
Fuel and purchased power	773.8	585.4	562.4
Cost of gas sold	446.3	376.9	355.4
Other operation and maintenance	880.5	844.7	784.0
Depreciation, decommissioning and amortization	281.8	274.1	276.2
Property and revenue taxes	78.3	76.3	72.6

Total Operating Expenses	2,460.7	2,157.4	2,050.6

Operating Income	477.3	459.2	471.3

Other Income and Deductions, Net	58.8	33.5	31.5

Interest Expense	85.8	89.6	91.2

Income Before Income Taxes	450.3	403.1	411.6

Income Taxes	165.5	153.2	154.9

Net Income	284.8	249.9	256.7

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common
Stockholder	$283.6	$248.7	$255.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2005	2004	2003

	(Millions of Dollars)
Operating Activities
Net income	$284.8	$249.9	$256.7
Reconciliation to cash
Depreciation, decommissioning and amortization	297.0	294.9	301.9
Nuclear fuel expense amortization	23.0	24.0	25.3
Equity in earnings of unconsolidated affiliate	(30.4)	(26.4)	(22.8)
Distributions from unconsolidated affiliate	23.7	20.4	17.6
Deferred income taxes and investment tax credits, net	19.9	136.8	(1.7)
Change in - Accounts receivable and accrued revenues	(66.7)	(28.7)	5.3
Inventories	(23.7)	2.4	(31.7)
Other current assets	(2.9)	(6.5)	(5.9)
Accounts payable	44.1	57.1	(8.7)
Accrued income taxes, net	31.5	(64.4)	(6.0)
Deferred costs, net	(140.3)	(34.3)	(50.9)
Other current liabilities	1.1	5.0	7.5
Other	20.2	0.6	27.6

Cash Provided by Operating Activities	481.3	630.8	514.2

Investing Activities
Capital expenditures	(409.2)	(358.9)	(343.7)
Investments	(9.2)	(23.2)	-
Nuclear fuel	(49.7)	(30.0)	(38.3)
Nuclear decommissioning funding	(17.6)	(17.6)	(17.6)
Proceeds from investments within nuclear decommissioning trust	435.7	327.2	474.6
Purchases of investments within nuclear decommissioning trust	(435.7)	(327.2)	(474.6)
Other	3.6	5.8	(3.2)

Cash Used in Investing Activities	(482.1)	(423.9)	(402.8)

Financing Activities
Dividends paid on common stock	(179.6)	(179.6)	(179.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	40.8	397.0	635.5
Retirement and redemption of long-term debt	(25.3)	(290.1)	(502.5)
Change in short-term debt	163.2	(126.4)	(38.9)
Other	-	(0.5)	(18.0)

Cash Used in Financing Activities	(2.1)	(200.8)	(104.7)

Change in Cash and Cash Equivalents	(2.9)	6.1	6.7

Cash and Cash Equivalents at Beginning of Year	26.1	20.0	13.3

Cash and Cash Equivalents at End of Year	$23.2	$26.1	$20.0

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$103.9	$103.9	$112.1
Income taxes (net of refunds)	$114.1	$53.6	$148.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2005	2004

	(Millions of Dollars)
Property, Plant and Equipment
Electric	$6,024.1	$5,752.0
Gas	712.8	687.5
Steam	78.5	76.3
Common	278.1	302.1
Other	58.9	55.1

	7,152.4	6,873.0
Accumulated depreciation	(2,805.0)	(2,637.9)

	4,347.4	4,235.1
Construction work in progress	232.0	153.6
Leased facilities, net	422.6	98.9
Nuclear fuel, net	112.0	85.0

Net Property, Plant and Equipment	5,114.0	4,572.6

Investments
Nuclear decommissioning trust fund	782.1	737.8
Equity investment in transmission affiliate	181.2	165.3
Other	0.4	0.5

Total Investments	963.7	903.6

Current Assets
Cash and cash equivalents	23.2	26.1
Accounts receivable, net of allowance for
doubtful accounts of $20.2 and $20.2	308.9	253.3
Accrued revenues	175.6	164.5
Materials, supplies and inventories	297.5	273.8
Prepayments	90.0	86.9
Other	1.3	1.4

Total Current Assets	896.5	806.0

Deferred Charges and Other Assets
Regulatory assets	822.5	644.7
Other	112.5	123.4

Total Deferred Charges and Other Assets	935.0	768.1

Total Assets	$7,909.2	$7,050.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2005	2004

	(Millions of Dollars)
Capitalization
Common equity	$2,310.9	$2,204.2
Preferred stock	30.4	30.4
Long-term debt	1,290.1	1,492.0
Capital lease obligations	536.0	191.1

Total Capitalization	4,167.4	3,917.7

Current Liabilities
Long-term debt and capital lease obligations due currently	232.4	23.7
Short-term debt	352.7	189.5
Accounts payable	293.9	249.8
Payroll and vacation accrued	67.4	65.2
Accrued taxes	71.0	38.3
Accrued interest	8.6	8.7
Deferred income taxes - current	22.4	6.7
Other	84.1	86.3

Total Current Liabilities	1,132.5	668.2

Deferred Credits and Other Liabilities
Asset retirement obligations	354.9	762.2
Regulatory liabilities	1,051.9	600.2
Deferred income taxes - long-term	553.2	548.5
Minimum pension liability	347.2	248.0
Accumulated deferred investment tax credits	52.6	56.9
Other long-term liabilities	249.5	248.6

Total Deferred Credits and Other Liabilities	2,609.3	2,464.4

Commitments and Contingencies (Note Q)	-	-

Total Capitalization and Liabilities	$7,909.2	$7,050.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2005	2004

		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$332.9	$332.9
Other paid in capital		542.6	538.3
Retained earnings		1,443.9	1,339.9
Accumulated other comprehensive income (loss)		(8.5)	(6.9)

Total Common Equity		2,310.9	2,204.2

Preferred Stock
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-

Total Preferred Stock		30.4	30.4

Long-Term Debt

Debentures (unsecured)	6-5/8% due 2006	200.0	200.0
	9.47% due 2006	0.7	1.4
	3.50% due 2007	250.0	250.0
	4.50% due 2013	300.0	300.0
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	2% stated rate due 2011	1.2	1.3
	4.81% effective rate due 2030	2.0	2.0

Notes (unsecured)	6.36% effective rate due 2006	1.2	2.4
	3.55% variable rate due 2006 (a)	1.0	1.0
	3.55% variable rate due 2015 (a)	17.4	17.4
	3.50% variable rate due 2016 (a)	67.0	67.0
	3.50% variable rate due 2030 (a)	80.0	80.0

Obligations under capital leases		565.5	212.9
Unamortized discount, net		(12.5)	(13.6)
Long-term debt and capital lease obligations due currently		(232.4)	(23.7)

Total Long-Term Debt		1,826.1	1,683.1

Total Capitalization		$4,167.4	$3,917.7

(a) Variable interest rate as of December 31, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other
	Common	Other Paid	Retained	Comprehensive
	Stock	In Capital	Earnings	Income (Loss)	Total

	(Millions of Dollars)

Balance - December 31, 2002	$332.9	$530.7	$1,194.9	($8.6)	$2,049.9
Net income			256.7		256.7
Other comprehensive income
Minimum pension liability				3.9	3.9
Hedging, net				0.5	0.5

Comprehensive income	-	-	256.7	4.4	261.1
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax benefit of exercised stock
options allocated from Parent		1.7			1.7

Balance - December 31, 2003	332.9	532.4	1,270.8	(4.2)	2,131.9
Net income			249.9		249.9
Other comprehensive income
Minimum pension liability				(2.9)	(2.9)
Hedging, net				0.2	0.2

Comprehensive income	-	-	249.9	(2.7)	247.2
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax benefit of exercised stock
options allocated from Parent		5.9			5.9

Balance - December 31, 2004	332.9	538.3	1,339.9	(6.9)	2,204.2
Net income			284.8		284.8
Other comprehensive income
Minimum pension liability				(1.4)	(1.4)
Hedging, net				(0.2)	(0.2)

Comprehensive Income	-	-	284.8	(1.6)	283.2
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax benefit of exercised stock
options allocated from Parent		4.3			4.3

Balance - December 31, 2005	$332.9	$542.6	$1,443.9	($8.5)	$2,310.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Electric Power Company (Wisconsin Electric, the Company, our, us or we), a wholly-owned subsidiary of Wisconsin Energy Corporation (Wisconsin Energy), is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin. We consolidate our wholly owned subsidiary Bostco LLC (Bostco). Bostco owns real estate properties that are eligible for historical rehabilitation tax credits. Bostco had total assets of $40.9 million as of December 31, 2005.

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

Reclassifications:   We have changed the presentation of the investments within our nuclear decommissioning trusts on the Consolidated Statements of Cash Flows for the three years ended December 31, 2005, to present proceeds from investments within the nuclear decommissioning trusts and purchases of investments within the nuclear decommissioning trusts. Previously these items were excluded from the Consolidated Statements of Cash Flows as the nuclear decommissioning trusts are restricted investments. This change had no impact to net cash provided by (used in) operating, investing or financing activities.

Revenues:   We recognize energy revenues on the accrual basis and include estimated amounts for service rendered but not billed.

Our Wisconsin retail rates are established by the Public Service Commission of Wisconsin (PSCW) and include base amounts for fuel and purchase power costs. The Wisconsin electric fuel rules allow us to request rate increases if fuel and purchased power costs exceed bands established by the PSCW. In a rate order issued in January 2006, the PSCW approved a plan to refund any over-collected fuel on an annual basis for 2006. In 2006, any under-collection will be subject to a 2% band. For 2007, the band will be plus or minus 2%.

Our retail gas rates include monthly adjustments which permit the recovery or refund of actual purchased gas costs. We defer any difference between actual gas costs incurred (adjusted for a sharing mechanism) and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year.

Property and Depreciation:   We record property, plant and equipment at cost. Cost includes material, labor, overheads and capitalized interest. Utility property also includes allowance for equity funds used during construction. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired. Upon retirement or sale of other property and equipment, we remove the cost and related accumulated depreciation from the accounts and include any gain or loss in Other Income and Deductions, Net in the Consolidated Income Statements.

We include capitalized software costs associated with our regulated operations under the caption "Property, Plant and Equipment" on the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the net book value of our capitalized software totaled $21.8 million and $27.7 million, respectively. The estimated useful life of our capitalized software is five years.

Our utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 3.9% in 2005, 4.0% in

2004, and 4.1% in 2003. Nuclear plant decommissioning costs are accrued and included in depreciation expense (see Note F). In November 2005, the PSCW approved new depreciation rates, which became effective January 1, 2006. We estimate that the 2006 composite rate will be approximately 3.7% with the new depreciation rates.

For other assets and leased equipment, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets, or over the non-cancellable lease term for leased equipment.

We collect in our rates future removal costs for many assets that do not have an associated asset retirement obligation. We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $414.1 million as of December 31, 2005 and $419.1 million as of December 31, 2004.

Allowance For Funds Used During Construction:   Allowance for funds used during construction (AFUDC) is included in utility plant accounts and represents the cost of borrowed funds (AFUDC - debt) used during plant construction and a return on stockholders' capital (AFUDC - equity) used for construction purposes. AFUDC - debt is recorded as a reduction of interest expense and AFUDC - equity is recorded in Other Income and Deductions, Net.

As approved by the PSCW, we capitalized AFUDC - debt and equity at 10.18% during the periods reported.

In a rate order dated August 30, 2000, the PSCW authorized us to accrue AFUDC on all electric utility nitrogen oxide (NOx) remediation construction work in progress at a rate of 10.18%, and provided a full current return on electric safety and reliability construction work in progress so that no AFUDC accrual is required on these projects. In addition, the August 2000 PSCW order provided a current return on half of other utility construction work in progress and authorized AFUDC accruals on the remaining 50% of these projects.

We recorded the following AFUDC for the years ended December 31:

	2005	2004	2003

	(Millions of Dollars)

AFUDC - Debt	$4.6	$0.9	$1.2
AFUDC - Equity	$9.2	$1.7	$2.4

Materials, Supplies and Inventories:   Our inventory at December 31 consisted of:

Materials, Supplies and Inventories	2005	2004

	(Millions of Dollars)

Natural Gas in Storage	$117.8	$102.9
Fossil Fuel	90.4	86.3
Materials and Supplies	89.3	84.6

Total	$297.5	$273.8

We price substantially all fossil fuel, materials and supplies and natural gas in storage inventories using the weighted-average method of accounting.

Regulatory Accounting:   We account for our regulated operations in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation. This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific orders or by a generic order issued by our primary regulator. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. For further information, see Note C.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities. However, our use of financial instruments is limited. For further information, see Note J.

Cash and Cash Equivalents:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

We have nuclear decommissioning trusts that hold investments in debt and equity securities. All assets within the nuclear decommissioning trusts are restricted to nuclear decommissioning activities as set forth by regulations promulgated by the Internal Revenue Service (IRS) and by the PSCW. The accompanying Consolidated Statements of Cash Flows include proceeds from investments within the nuclear decommissioning trusts and purchases of investments within the nuclear decommissioning trusts.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. We do not believe that these restrictions will materially affect our operations. For further information, see Note N.

Asset Retirement Obligations We adopted SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement 143. FIN 47 defines the term conditional asset retirement obligation as used in Statement 143. As defined in FIN 47, a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 effective December 31, 2005. Consistent with SFAS 143, we record a liability at fair value for a legal asset retirement obligation in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset's useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under SFAS 143. For further information see Note I.

Investments:   We consolidate investments in affiliated companies in which we have a controlling financial interest. We account for investments in other affiliated companies in which we do not maintain control using the equity method. As of December 31, 2005 and 2004, we had a total ownership interest of approximately 29.4% and 33.2%, respectively, in American Transmission Company LLC (ATC). We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. We account for our investment in ATC under the equity method. For more information on ATC, see Note P.

Nuclear Fuel Amortization:   We lease our nuclear fuel and amortize the fuel inventory to fuel expense as the power is generated, generally over a period of 60 months.

Income Taxes:   We follow the liability method in accounting for income taxes as prescribed by SFAS 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We assess the likelihood that our deferred tax assets would expire before being realized.

We are included in Wisconsin Energy's consolidated Federal income tax return. Wisconsin Energy allocates Federal tax expense or credits to us based on our separate tax computation.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment. Historical rehabilitation credits are reported in income in the year claimed.

Wisconsin Energy allocates the tax benefit of stock options exercised to us to the extent the option holder's payroll cost was incurred by us. We record the allocated tax benefit as an addition to paid in capital.

Stock Options:   Employees of Wisconsin Electric participate in the Wisconsin Energy 1993 Omnibus Stock Incentive Plan, as amended (OSIP), as approved by Wisconsin Energy stockholders. The amounts reported represent the allocated costs related to options held by our employees. For more information on the OSIP, see Note N.

Prior to 2006, Wisconsin Energy accounted for stock-based compensation using the intrinsic value method provided by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations under which no compensation cost has been recognized for stock option grants. Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment (Revised). See Note B for further discussion of this new standard and the impacts to our consolidated financial statements.

Wisconsin Energy previously adopted the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123. The fair value of each Wisconsin Energy option at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	4.4%	4.6%	4.5%
Dividend yield	2.5%	2.5%	3.1%
Expected volatility	19.00%	23.10%	25.73%
Expected life (years)	10	10	10
Pro forma weighted average fair
value of our stock options granted	$8.32	$9.45	$7.04

As described more fully in the following table, had compensation cost for the Wisconsin Energy stock options granted to our employees after January 1, 1999 been determined consistent with SFAS 123, our net income would have been reduced to the pro forma amounts set forth in the table below. In 2004, the pro forma expense increased, in part, due to the effect of accelerating the vesting of Wisconsin Energy stock options held by our employees. For further information regarding equity based compensation see Note B and Note N.

	2005	2004	2003

	(Millions of Dollars)

Net Income - as reported	$283.6	$248.7	$255.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.3	2.0	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3.6	20.2	4.6

Net Income - Pro forma	$282.3	$230.5	$251.3

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Conditional Asset Retirement Obligations:   In March 2005, the FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of FASB Statement 143. We adopted FIN 47 effective December 31, 2005. For further information see Note I.

Implicit Variable Interests:   We adopted FASB Staff Position FIN 46R - 5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003), in the second quarter of 2005. This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. See Note D for further information.

Share Based Compensation:   In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion 25, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

We adopted SFAS 123R effective January 1, 2006 using the modified prospective method. We will use the binomial pricing model to estimate the fair value of stock options granted subsequent to December 31, 2005. We estimate that our 2006 earnings will reflect stock option expense of $2.7 million after-tax. Prior to 2006 and the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows.

C -- REGULATORY ASSETS AND LIABILITIES

We account for our regulated operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

Our primary regulator considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed, or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon specific orders or correspondence with our primary regulator. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2005, we had approximately $32.7 million of net regulatory assets that were not earning a return.

Our regulatory assets and liabilities at December 31 consist of:

	2005	2004

	(Millions of Dollars)
Regulatory Assets
Deferred unrecognized pension costs (See Note L)	$240.7	$202.5
Escrowed electric transmission costs	169.4	109.6
Deferred income tax related	93.5	96.4
Deferred fuel related costs	72.8	-
Deferred plant related -- capital leases (See Note G)	67.0	61.1
Escrowed unrecovered plant costs	56.5	45.9
Deferred environmental costs	43.9	45.5
Escrowed bad debt costs	32.5	22.7
Other, net	46.2	61.0

Total long-term regulatory assets	$822.5	$644.7

Regulatory Liabilities
Deferred asset retirement obligations (See Notes F and I)	$475.3	$20.1
Deferred cost of removal obligations (See Notes F and I)	414.1	419.1
Deferred income tax related	91.6	96.8
Other, net	70.9	64.2

Total long-term regulatory liabilities	$1,051.9	$600.2

Net long-term regulatory liabilities (assets)	$229.4	($44.5)

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

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2005, we have recorded $43.9 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $30.0 million of deferrals for actual remediation costs incurred and a $13.9 million accrual for estimated future site remediation (See Note Q). In addition, we have deferred $6.0 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We included total actual remediation costs incurred net of the related insurance recoveries in our 2006 rate case. We began amortizing these costs upon receiving PSCW approval. These costs will be amortized over the next five years.

As part of Wisconsin Energy's Power the Future initiative, the PSCW approved the retirement and removal of the Port Washington Power Plant coal units to make way for construction of gas-fired facilities. In a September 27, 2003 order, the PSCW authorized transferring the undepreciated costs and related removal amounts to a regulatory asset account. The escrowed unrecovered plant costs totaled $56.5 million at December 31, 2005.

As of December 31, 2005, we have deferred $72.8 million of fuel related costs. The costs resulted from an extended outage at our nuclear plant, increased costs associated with reduced coal deliveries due to a railroad transportation problem and increased costs associated with the Midwest Independent Transmission System Operator, Inc. (MISO) bid-based energy market (MISO Midwest Market).

D -- VARIABLE INTEREST ENTITIES

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

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether we are the primary beneficiary of these variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity's facility. We have approximately $667.5 million of required payments over the remaining term of these three agreements, which expire over the next 17 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

In March 2005, the FASB issued FASB Staff Position FIN 46R-5, Implicit Variable Interests under FASB Interpretation 46 (revised December 2003). This statement requires that holdings of implicit variable interests are evaluated when applying Interpretation 46R. An implicit variable interest is defined as an implied pecuniary interest in an entity that changes with changes in the fair value of the entity's net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). FIN 46R-5 was effective for the first reporting period beginning after March 3, 2005 for entities that had already adopted FIN 46R; accordingly, we adopted FIN 46R-5 in the second quarter of 2005. We have concluded that we currently do not have any implicit variable interests.

E -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Tax Expense	2005	2004	2003

	(Millions of Dollars)

Current tax expense	$145.6	$16.4	$156.6
Deferred income taxes, net	24.1	141.2	2.8
Investment tax credit, net	(4.2)	(4.4)	(4.5)

Total Income Tax Expense	$165.5	$153.2	$154.9

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2005		2004		2003

Income Tax Expense	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$157.2	35.0%	$141.1	35.0%	$144.1	35.0%
State income taxes
net of federal tax benefit	20.9	4.7%	19.0	4.7%	19.3	4.7%
Investment tax credit restored	(4.2)	(0.9%)	(4.4)	(1.1%)	(4.5)	(1.1%)
Other, net	(8.4)	(1.9%)	(2.5)	(0.6%)	(4.0)	(1.0%)

Total Income Tax Expense	$165.5	36.9%	$153.2	38.0%	$154.9	37.6%

The components of SFAS 109 deferred income taxes classified as net current assets and net long-term liabilities at December 31 are as follows:

	2005	2004

	(Millions of Dollars)
Deferred Tax Assets
Current
Employee benefits and compensation	$10.2	$10.5
Recoverable gas costs	1.3	0.8
Other	5.7	12.4

Total Current Deferred Tax Assets	$17.2	$23.7

Non-current
Employee benefits and compensation	99.7	62.4
Decommissioning trust	85.8	74.5
Construction advances	71.6	80.1
Deferred revenues	28.3	-
Emission allowances	18.4	-
Property-related	7.2	7.2
Other	15.2	19.8

Total Non-current Deferred Tax Assets	326.2	244.0

Total Deferred Tax Assets	$343.4	$267.7

Deferred Tax Liabilities
Current
Prepaid items	$32.3	$26.5
Uncollectible account expense	7.3	3.9

Total Current Deferred Tax Liabilities	$39.6	$30.4

Non-current
Property-related	746.3	693.2
Deferred transmission costs	64.6	40.5
Investment in transmission affiliate	35.4	35.9
Other	33.1	22.9

Total Non-current Deferred Tax Liabilities	879.4	792.5

Total Deferred Tax Liabilities	$919.0	$822.9

Consolidated Balance Sheet Presentation	2005	2004

Current Deferred Tax Asset (Liability)	($22.4)	($6.7)
Non-current Deferred Tax Asset (Liability)	($553.2)	($548.5)

F -- NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We own two 518-megawatt electric generating units at Point Beach Nuclear Plant in Two Rivers, Wisconsin, which are operated by Nuclear Management Company (NMC). In February 2004, we and NMC filed an application with the United States Nuclear Regulatory Commission (NRC) to renew the operating license for both Units for an additional 20 years. The NRC approved the license renewal request in December 2005. The new operating licenses expire in October 2030 for Unit 1 and March 2033 for Unit 2. The previous operating licenses expired in October 2010 for Unit 1 and in March 2013 for Unit 2.

Nuclear Insurance:   The Price-Anderson Act currently limits the total public liability for damages arising from a nuclear incident at a nuclear power plant to approximately $10.8 billion, of which $300 million is covered by liability insurance purchased from private sources. The remaining $10.5 billion is covered by an industry retrospective loss sharing plan whereby in the event of a nuclear incident resulting in damages exceeding the private insurance coverage, each owner of a nuclear plant would be assessed a deferred premium of up to $100.6 million per reactor (we own two) with a limit of $15 million per reactor within one calendar year. As the owner of Point Beach, we would be obligated to pay our proportionate share of any such assessment.

Through our membership in Nuclear Electric Insurance Limited (NEIL), we carry decontamination, property damage and decommissioning shortfall insurance covering losses of up to $2.1 billion at Point Beach. Under policies issued by NEIL, the insured member may be liable for a retrospective premium in the event of catastrophic losses exceeding the full financial resources of NEIL. Our maximum retrospective liability under the above policies is $17.9 million.

We also maintain insurance with NEIL through which we can recover up to $3.5 million per week, subject to a total limit of $490 million, during any prolonged outage at Point Beach caused by accidental property damage. Our maximum retrospective liability under this policy is $9.9 million.

It should not be assumed that, in the event of a major nuclear incident, any insurance or statutory limitation of liability would protect us from material adverse impact.

Nuclear Decommissioning:   We record decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs are accrued over the expected service lives of the nuclear generating units and are included in electric rates. Decommissioning funding was $17.6 million for each of the years ended 2005, 2004 and 2003. As of December 31, 2005 and 2004, we had the following investments in Nuclear Decommissioning Trusts, stated at fair value.

	2005	2004

	(Millions of Dollars)

Funding and Realized Earnings	$566.6	$529.1
Unrealized Gains	215.5	208.7

Total Investments	$782.1	$737.8

As of December 31, 2005 approximately 66% of the trusts were invested in equity securities and 34% were invested in debt securities. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, our debt and equity security investments in the Nuclear Decommissioning Trust Fund are classified as available for sale. Gains and losses on the fund are determined on the basis of specific identification; net unrealized gains on the fund are recorded as part of the fund. We fair value our investment in the Nuclear Decommissioning Trust Fund and we are allowed regulatory treatment for the fair value adjustment. Realized gains and losses for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

	(Millions of Dollars)

Realized Gains	$19.1	$25.5
Realized Losses	9.1	6.1

Net Realized Gain	$10.0	$19.4

The PSCW requires us to perform periodic Decommissioning Cost Studies to evaluate the funded status of our Nuclear Decommissioning Trusts as compared with the estimated costs to perform the decommissioning work. In June 2005, we filed a new Decommissioning Cost Study with the PSCW. The study was performed by an outside consultant and it included several assumptions as to the timing and scope of the decommissioning work. This study estimated that the cost to decommission the plant would be $712.5 million in 2004 dollars. A prior study had estimated the costs to be $1.1 billion in 2003 dollars. The reduction in the estimated costs to decommission the plant was driven by several factors including the timing and the scope of the work to be performed.

The June 2005 Decommissioning Cost Study was also used to estimate our Asset Retirement Obligation (ARO) for nuclear decommissioning. We record an ARO for future decommissioning costs based upon the net present value of the expected cash flows associated with our legal obligation to decommission our plants. Under SFAS 143, certain costs included in the June 2005 Decommissioning Cost Study that related to fuel management and non-nuclear demolition were excluded from the ARO calculation. Using the June 2005 study, our estimated costs for decommissioning, following SFAS 143, were $473.2 million. After increasing these costs for inflation and then discounting the costs for the time value of money, we calculated our ARO for nuclear decommissioning to be $309.8 million as of December 31, 2005 as compared to $745.3 million as of December 31, 2004.

We recover decommissioning costs in our regulated rates. We have established a regulatory liability to reflect the difference between nuclear decommissioning costs recovered in rates and cumulative investment gains (our nuclear trust investments) in comparison to the ARO for nuclear decommissioning that is calculated under SFAS 143. As of December 31, 2005, we have increased our nuclear decommissioning regulatory liability by $439.7 million in comparison to the liability at December 31, 2004, to reflect the reduction of the ARO for nuclear decommissioning as described above. For further information on ARO's see Note I.

The ultimate timing and amount of future cash flows associated with nuclear decommissioning is dependent upon many significant variables including the scope of work involved, the ability to relicense the plants in the future, future inflation rates and discount rates. However, based on the license renewal received by the NRC in December 2005, we do not expect to make any significant nuclear decommissioning expenditures before the year 2030.

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a Uranium Enrichment Decontamination and Decommissioning Fund (D&D Fund) for the United States Department of Energy's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. As of December 31, 2005, we recorded our remaining estimated liability equal to projected special assessments of $3.7 million. The deferred regulatory asset will be amortized to nuclear fuel expense and included in utility rates over the next two years ending in 2007.

G -- LONG-TERM DEBT

Debentures and Notes:   As of December 31, 2005, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2006	$202.9
2007	250.0
2008	-
2009	-
2010	-
Thereafter	1,052.6

Total	$1,505.5

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

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

In December 2004, we refinanced $147 million of the $165 million aggregate principal amount of unsecured variable rate putable weekly reset tax-exempt debt with new "auction" non-putable unsecured variable rate weekly reset tax-exempt debt.

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

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $25.2 million, $24.3 million and $23.4 million in minimum lease payments during 2005, 2004, and 2003, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see regulatory assets - deferred plant related - capital lease in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million by the year 2009 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease increased to $160.2 million at December 31, 2005 and will now be reduced to zero over the remaining life of the contract.

In July 2005, the first 545-megawatt natural gas-fired generation unit was placed in service at the Port Washington Generating Station (PWGS). We are leasing this unit from We Power under a PSCW approved lease. Pursuant to SFAS 13, Accounting for Leases, we are accounting for this lease as a capital lease and have recorded the leased plant and corresponding obligation under the capital lease at the estimated fair value of $335.5 million. We are amortizing the leased plant on a straight-line basis over the original 25-year term of the lease.

This lease is treated as an operating lease for rate-making purposes. We record the lease payments as rent expense in other operation and maintenance in the Consolidated Income Statement. The lease payments are expected to be recovered through our rates. The recoverability of the lease payments is supported by the 2001 lease generation law. The annual lease payments are approximately $47.8 million. We paid a total of $21.9 million in minimum lease payments during 2005. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $125.1 million in the year 2021 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $334.7 million at December 31, 2005 and will decrease to zero over the remaining life of the contract.

We also have a nuclear fuel leasing arrangement with Wisconsin Electric Fuel Trust (Trust) which is treated as a capital lease. We lease and amortize the nuclear fuel to fuel expense as power is generated, generally over a period of 60 months. Lease payments include charges for the cost of fuel burned, financing costs and management fees. In the event that we or the Trust terminates the lease, the Trust would recover its unamortized cost of nuclear fuel from us. Under the lease terms, we are in effect the ultimate guarantor of the Trust's commercial paper and line of credit borrowings that finance the investment in nuclear fuel. We recorded $1.7 million of interest expense on the nuclear fuel lease in fuel expense during 2005, and $1.4 million during 2004 and 2003.

Following is a summary of our capitalized leased facilities and nuclear fuel at December 31.

Capital Lease Assets	2005	2004

	(Millions of Dollars)
Leased Facilities
Long-term purchase power commitment	$140.3	$140.3
Accumulated amortization	(47.1)	(41.4)

Total Leased Facilities	$93.2	$98.9

PWGS Unit 1
Under Capital Lease	$335.5	-
Accumulated amortization	(6.1)	-

Total PWGS Unit 1	$329.4	-

Nuclear Fuel
Under capital lease	$125.6	$120.2
Accumulated amortization	(60.2)	(74.0)
In process/stock	46.6	38.8

Total Nuclear Fuel	$112.0	$85.0

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2005 are as follows:

Capital Lease Obligations	Purchase Power Commitment	PWGS Unit 1	Nuclear Fuel Lease	Total

	(Millions of Dollars)

2006	$31.2	$47.8	$29.1	108.1
2007	32.4	47.8	20.8	101.0
2008	33.6	47.8	16.0	97.4
2009	34.9	47.8	7.6	90.3
2010	36.2	47.8	3.0	87.0
Thereafter	332.8	934.3	-	1,267.1

Total Minimum Lease Payments	501.1	1,173.3	76.5	1,750.9
Less: Estimated Executory Costs	(108.9)	-	-	(108.9)

Net Minimum Lease Payments	392.2	1,173.3	76.5	1,642.0
Less: Interest	(232.0)	(838.6)	(5.9)	(1,076.5)

Present Value of Net
Minimum Lease Payments	160.2	334.7	70.6	565.5
Less: Due Currently	(0.8)	(1.7)	(27.0)	(29.5)

	$159.4	$333.0	$43.6	$536.0

H -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2005		2004

Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate

	(Millions of Dollars)

Commercial paper	$322.2	4.39%	$156.7	2.35%
Other	30.5	6.66%	32.8	6.52%

Total Short-Term Debt	$352.7	4.59%	$189.5	3.07%

On December 31, 2005, we had $368.0 million of available unused lines of bank back-up credit facilities on a consolidated basis. We had $352.7 million of total consolidated short-term debt outstanding on such date. Our bank back-up credit facilities mature beginning June 2007 through November 2007.

The following information relates to Commercial paper outstanding for the years ended December 31, 2005 and 2004:

	2005	2004

	(Millions of Dollars, except for percentages)

Maximum Short-Term Debt Outstanding	$324.9	$280.9
Average Short-Term Debt Outstanding	$117.8	$155.5
Weighted Average Interest Rate	3.26%	1.43%

We have entered into various bank back-up credit agreements to maintain short-term credit liquidity which, among other terms, require us to maintain a minimum total funded debt to capitalization ratio of less than 65%.

Our bank back-up credit agreements contain customary covenants, including certain limitations on our ability to sell assets. The credit agreements also contain customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control.

At December 31, 2005, we were in compliance with all covenants.

I -- ASSET RETIREMENT OBLIGATIONS

We follow SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143) and Accounting for Conditional Asset Retirement Obligations (FIN 47).

The following table presents the change in our asset retirement obligations during 2005.

	Balance at 12/31/04	Initial Adoption (a)	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/05

	(Millions of Dollars)
Asset Retirement Obligations	$762.2	$38.4	$ -	($17.7)	$27.2	($455.2)	$354.9

(a)	Increase in asset retirement obligation for the initial adoption of FIN 47

SFAS 143 primarily applies to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach). Prior to January 2003, we recorded a long-term liability for accrued nuclear decommissioning costs. In 2005, due to an updated Nuclear Decommissioning Cost Study and approval of our application for license renewal, we adjusted the long-term liability accrued for nuclear decommissioning costs. See Note F for further information about the nuclear decommissioning of Point Beach including our investments in Nuclear Decommissioning Trusts that are restricted to nuclear decommissioning.

In March 2005, the FASB issued FIN 47, an interpretation of FASB Statement 143. FIN 47 defines a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 effective December 31, 2005. At adoption, we recorded additional asset retirement obligations of $38.4 million, of which $37.4 million related to asbestos removal costs.

The adoption of FIN 47 had no impact on our net income in 2005. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when we would recognize these costs under FIN 47. This treatment is consistent with the adoption of SFAS 143 for our regulated operations.

If we had adopted interpretation FIN 47 at the beginning of fiscal 2004, we would have reported the following asset retirement obligations on our Consolidated Balance Sheets in "Asset Retirement Obligations" as of December 31:

Asset Retirement Obligations	2005	2004

	(Millions of Dollars)

Reported (b)	$354.9	$762.2
Pro forma	$354.9	$798.4

(b)	The 2004 reported balance represents the liability recorded under SFAS 143, which is primarily related to nuclear decommissioning costs

J -- DERIVATIVE INSTRUMENTS

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

For the years ended December 31, 2005 and 2004, the amount of hedge ineffectiveness was immaterial. We did not exclude any components of derivative gains or losses from the assessment of hedge effectiveness.

K -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments at December 31 are as follows:

	2005		2004

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Nuclear decommissioning trust fund	$782.1	$782.1	$737.8	$737.8
Preferred stock, no redemption required	$30.4	$22.6	$30.4	$22.7
Long-term debt including
current portion	$1,505.5	$1,526.1	$1,507.5	$1,546.4

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The nuclear decommissioning trust fund is carried at fair value as reported by the trustee (see Note F). The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of gas commodity instruments are equal to their carrying values as of December 31, 2005.

L -- BENEFITS

Pensions and Other Post-retirement Benefits:   We participate in Wisconsin Energy funded and unfunded noncontributory defined benefit pension plans that together cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

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

Wisconsin Energy allocates the service cost component of pension costs to participating companies based on labor dollars. The assets, obligations and the components of SFAS 87 pension costs other than service cost (including the minimum pension liability) are allocated by Wisconsin Energy's actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation to us of the amounts for Wisconsin Energy's benefit plans.

	Pension Benefits		Other Post-Retirement Benefits

Status of Benefit Plans	2005	2004	2005	2004

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,019.5	$932.5	$313.1	$289.3
Service cost	30.0	26.9	13.0	11.4
Interest cost	59.4	58.4	16.8	17.1
Plan amendments	2.8	2.0	(76.0)	-
Actuarial loss	77.3	90.4	6.6	5.6
Benefits paid	(79.9)	(90.7)	(11.9)	(10.3)

Benefit Obligation at December 31	$1,109.1	$1,019.5	$261.6	$313.1

Change in Plan Assets
Fair Value at January 1	$748.0	$695.2	$107.4	$95.7
Actual earnings on plan assets	48.6	71.1	3.5	6.3
Employer contributions	2.9	72.4	9.1	15.7
Benefits paid	(79.9)	(90.7)	(11.9)	(10.3)

Fair Value at December 31	$719.6	$748.0	$108.1	$107.4

Funded Status of Plans
Funded status at December 31	($389.5)	($271.5)	($153.5)	($205.7)
Unrecognized
Net actuarial loss	297.5	222.3	102.3	96.3
Prior service cost	31.4	33.8	(63.9)	0.2
Net transition (asset) obligation	-	(0.1)	2.4	12.2

Net Asset (Accrued Benefit Cost)	($60.6)	($15.5)	($112.7)	($97.0)

Amounts recognized in the Balance Sheet consist of:
Regulatory assets (See Note C)	$240.7	$202.5	$ -	$ -
Other deferred charges	31.6	33.6	0.1	0.1
Minimum pension liability	(347.2)	(248.0)	-	-
Other long-term liabilities	-	(15.5)	(112.8)	(97.1)
Other comprehensive income	14.3	11.9	-	-

Net amount recognized at end of year	($60.6)	($15.5)	($112.7)	($97.0)

The accumulated benefit obligation for all of our defined benefit plans was $1,067.2 million and $1,010.3 million at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of the fair value of assets is as follows:

	2005	2004

	(Millions of Dollars)

Projected benefit obligation	$1,109.1	$1,003.6
Accumulated benefit obligation	$1,067.2	$995.9
Fair value of plan assets	$719.6	$748.0

The components of net periodic pension and other post-retirement benefit costs are:

	Pension Benefits			Other Post-retirement Benefits

Benefit Plan Cost Components	2005	2004	2003	2005	2004	2003

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$30.0	$26.9	$27.2	$13.0	$11.4	$10.3
Interest cost	59.4	58.4	56.9	16.8	17.1	17.6
Expected return on plan assets	(64.4)	(62.6)	(64.0)	(8.9)	(7.9)	(6.5)
Amortization of:
Transition (asset) obligation	(0.1)	(2.2)	(2.2)	1.2	1.5	1.5
Prior service cost	5.2	4.8	4.8	(3.3)	-	-
Actuarial loss	17.9	13.2	3.0	6.0	5.1	6.6

Net Periodic Benefit Cost	$48.0	$38.5	$25.7	$24.8	$27.2	$29.5

Weighted-Average assumptions used to
determine benefit obligations at Dec 31
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Weighted-Average assumptions used to
determine net cost for year ended Dec 31
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	9.0	9.0	9.0	9.0	9.0	9.0
Rate of compensation increase	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to	4.5 to
	5.0	5.0	5.0	5.0	5.0	5.0
Assumed health care cost trend rates at Dec 31
Health care cost trend rate assumed for
next year				10	10	10
Rate that the cost trend rate gradually
declines to				5	5	5
Year that the rate reaches the rate it is
assumed to remain at				2011	2010	2009

The expected long-term rate of return on plan assets was 9% in 2005 and 2004. In 2006, the expected rate of return on plan assets will be 8.5%, which is expected to increase pension expense by approximately $3.6 million. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:   We use various Employees' Benefit Trusts to fund a major portion of other post-retirement benefits. The majority of the trusts' assets are mutual funds or commingled indexed funds.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$21.2	($19.0)
Total of service and interest cost components	$3.1	($2.7)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. In 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In 2004, in accordance with FSP 106-2, we chose to recognize the effects of the Act retroactively effective January 1, 2004. Calculated actuarially, the Act resulted in a reduction of $20.6 million in our benefit obligation. In addition, we recorded a reduction to SFAS 106 expense of $4.2 million in 2004. In January 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. It was determined that the employer sponsored plans meet these regulations and that the previously determined actuarial measurements do not need to be revised.

In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Act, and offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and the Company. Due to this change, we remeasured the fair value of our other post-retirement plans in the fourth quarter of 2005 in accordance with SFAS 106, Employers' Accounting for Post-Retirement Benefits Other than Pensions. In 2005, the impact of this remeasurement and the FSP 106-2 benefit was approximately a $4.1 million reduction to SFAS 106 expense.

Plan Assets:   In our opinion, current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. Our pension plans asset allocation at December 31, 2005 and 2004, and our target allocation for 2006, by asset category, are as follows:

	Target Allocation	Actual Allocation

Asset Category	2006	2005	2004

Equity Securities	65%	65%	73%
Debt Securities	35%	35%	27%

Total	100%	100%	100%

Wisconsin Energy Corporation's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by an Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Our other post-retirement benefit plans asset allocation at December 31, 2005 and 2004, and our target allocation for 2006, by asset category, are as follows:

	Target Allocation	Actual Allocation

Asset Category	2006	2005	2004

Equity Securities	34%	32%	32%
Debt Securities	66%	67%	68%
Other	- %	1%	- %

Total	100%	100%	100%

Wisconsin Energy Corporation's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in our securities or any affiliate of ours except if part of a commingled fund.

The target asset allocation was established by an Investment Trust Policy Committee, which oversees investment matters related to all of our funded benefit plans. Asset allocation is monitored by the Investment Trust Policy Committee.

Cashflows:

Employer Contributions	Pension Benefits	Other Post-retirement Benefits

	(Millions of Dollars)

2003	$1.2	$15.4
2004	$72.4	$15.7
2005	$2.9	$9.1

Based on our PSCW approved funding policy and current IRS funding requirements, we expect to contribute $56.6 million to fund pension benefits and $10.0 million to fund other post-retirement benefit plans in 2006. Of the $56.6 million expected to be contributed to fund pension benefits in 2006, we estimate $52.5 million will be for our qualified pension plans. We did not make a contribution to our qualified pension plan during 2005. We contributed $51.7 million to our qualified pension plans during 2004.

The entire contribution to the other post-retirement benefit plans during 2005 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross Other Post Employment Benefits	Expected Medicare Part D Subsidy

	(Millions of Dollars)

2006	$69.8	$14.7	($1.3)
2007	$80.1	$14.7	($0.9)
2008	$76.8	$15.2	($1.0)
2009	$80.6	$14.4	-
2010	$80.1	$15.7	-
2011-2015	$448.5	$97.0	-

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $9.5 million, $9.1 million and $8.8 million during 2005, 2004 and 2003, respectively.

Severance Plans:    In 2004, we incurred $22.3 million ($13.4 million after-tax) of severance costs. The majority of the severance costs related to an enhanced severance package offered to selected management employees of Wisconsin Energy and its subsidiaries who voluntarily resigned in the fourth quarter of 2004. The program was enacted to help reduce the upward pressure on operating expenses.

Approximately 150 employees received severance benefits during 2004. At December 31, 2004, we accrued $6.6 million for severance benefits. As of December 31, 2005, substantially all of the severance related benefits were paid.

M -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of December 31, 2005, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding Dec 31, 2005	Liability Recorded at Dec 31, 2005

	(Millions of Dollars)

Guarantees	$235.4	$0.1	$ -

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program (See Note F).

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $12.8 million as of December 31, 2005.

N -- COMMON EQUITY

Stock Based Compensation Plans:   Employees of Wisconsin Electric participate in the Wisconsin Energy 1993 Omnibus Stock Incentive Plan, as amended (OSIP), as approved by Wisconsin Energy stockholders. The OSIP enables Wisconsin Energy to provide a long-term incentive through equity interests in Wisconsin Energy, to outside directors, selected officers and key employees of Wisconsin Energy and its subsidiaries. The OSIP provides for the granting of Wisconsin Energy stock options, stock appreciation rights, stock awards and performance shares. Awards may be paid in Wisconsin Energy common stock, cash or a combination thereof.

The exercise price of a Wisconsin Energy stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. The Wisconsin Energy stock options that were granted prior to 2005 generally vest on a straight line basis over a four year period and expire no later than ten years from the date of grant.

The following is a summary of Wisconsin Energy stock options held by Wisconsin Electric employees and issued through December 31, 2005.

	2005		2004		2003

Stock Options	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Outstanding at January 1	5,011,623	$27.02	5,289,762	$23.91	4,201,046	$22.63
Granted	793,622	$34.20	1,388,270	$33.44	1,725,869	$26.50
Exercised	(801,026)	$23.43	(1,614,022)	$22.33	(601,722)	$22.47
Forfeited	(5,513)	$32.27	(52,387)	$28.15	(35,431)	$22.63

Outstanding at December 31	4,998,706	$28.72	5,011,623	$27.02	5,289,762	$23.91

Exercisable at December 31	4,192,238	$27.70	4,805,568	$27.16	1,949,614	$23.28

In January 2006, the Wisconsin Energy Compensation Committee (the Compensation Committee) awarded 747,508 non-qualified Wisconsin Energy stock options at the average market price of $39.48 to our officers and key employees under its normal schedule of awarding long-term incentive compensation.

In December, 2004, the Compensation Committee approved certain changes to unvested options and to future grants. The Compensation Committee approved the acceleration of vesting of all unvested options awarded to our executive officers and other key employees in 2002, 2003 and 2004 in anticipation of the changes in accounting required under the new accounting standard for share based payments which is effective January 1, 2006. In addition, the Compensation Committee determined that future option grants would be non-qualified stock options and they would vest on a cliff-basis after a three year period. For further information regarding the accounting changes related to stock based compensation see Note A and Note B.

The following table summarizes information about Wisconsin Energy stock options outstanding held by Wisconsin Electric employees at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Average Exercise Price	Life (years)	Number	Average Exercise Price

$10.86 to $23.05	1,041,189	$21.41	5.4	1,037,552	$21.40
$25.41 to $27.65	1,268,904	$25.82	7.1	1,259,004	$25.82
$29.13 to $34.20	2,688,613	$32.92	7.9	1,895,682	$32.40

	4,998,706	$28.72	7.2	4,192,238	$27.70

The Compensation Committee has also approved Wisconsin Energy restricted stock grants to certain of our employees and directors. The following restricted stock activity related to Wisconsin Electric employees occurred during 2005, 2004 and 2003:

	2005		2004		2003

Restricted Shares	Number of Shares	Weighted- Average Market Price	Number of Shares	Weighted- Average Market Price	Number of Shares	Weighted- Average Market Price

Outstanding at January 1	145,055		203,507		140,980
Granted	--	$ --	--	$ --	64,990	$29.19
Released / Forfeited	(25,891)	$29.29	(58,452)	$24.18	(2,463)	$27.03

Outstanding at December 31	119,164		145,055		203,507

Recipients of the Wisconsin Energy restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on the restricted stock generally expire 10 years after award grant subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Under the provisions of APB 25, Wisconsin Energy records the market value of the restricted stock awards on the date of grant as a separate unearned compensation component of common stock equity. We then amortize our share of allocated expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals.

In January 2004, the Compensation Committee granted 113,750 Wisconsin Energy performance shares to our officers and other key employees. In January 2006 and 2005, the Compensation Committee granted 88,305 and 65,376 Wisconsin Energy performance units to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of shares of Wisconsin Energy common stock or cash which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award. The 2004 grant will be settled in Wisconsin Energy common stock. The 2005 and 2006 grants will be settled in cash.

Restrictions:   Our January 2006 rate order from the PSCW requires us to maintain a capital structure (i.e., the percentage by which each of common stock, preferred stock and debt constitute the total capital invested in the utility), which has a common equity ratio range of between 48.5% and 53.5% (including certain off-balance sheet obligations and capitalized leases, but excluding the PWGS Unit 1 capitalized lease). Previously in a June 2004 decision, the PSCW determined that we must obtain specific approval to pay dividends that exceed normal levels as long as any tax issue or appeals related to the sale of Wisconsin Energy's manufacturing business and/or the conversion of Wisconsin Gas to a limited liability company remain outstanding. The PSCW may modify such provisions by a future order.

We may not pay common dividends to Wisconsin Energy under our Restated Articles of Incorporation if any dividends on our outstanding preferred stock have not been paid. In addition, pursuant to the terms of our 3.60% Serial Preferred Stock, our ability to declare common dividends would be limited to 75% or 50% of net income during a twelve month period if our common stock equity to total capitalization, as defined, is less than 25% and 20%, respectively.

See Note H for discussion of certain financial covenants related to our bank back-up credit agreements.

We do not believe that these restrictions will materially affect our operations or limit any normal dividend payments in the foreseeable future.

O -- SEGMENT REPORTING

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

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2005, 2004 and 2003, is shown in the following table.

	Reportable Operating Segments

Year Ended	Electric	Gas	Steam	Other (a)	Total

	(Millions of Dollars)
December 31, 2005

Operating Revenues (b)	$2,320.9	$593.6	$23.5	$ -	$2,938.0
Depreciation, Decommissioning
and Amortization	$242.7	$35.8	$3.3	$ -	$281.8
Operating Income (Loss) (c)	$437.5	$41.5	($1.7)	$ -	$477.3
Equity in Earnings
of Unconsolidated Affiliate	$30.4	$ -	$ -	$ -	$30.4
Capital Expenditures	$374.2	$28.4	$4.6	$2.0	$409.2
Total Assets (d)	$7,020.2	$709.0	$58.9	$121.1	$7,909.2

	Reportable Operating Segments

Year Ended	Electric	Gas	Steam	Other (a)	Total

	(Millions of Dollars)
December 31, 2004

Operating Revenues (b)	$2,070.8	$523.8	$22.0	$ -	$2,616.6
Depreciation, Decommissioning
and Amortization	$234.9	$36.1	$3.1	$ -	$274.1
Operating Income (Loss) (c)	$427.2	$33.1	($1.1)	$ -	$459.2
Equity in Earnings
of Unconsolidated Affiliate	$26.4	$ -	$ -	$ -	$26.4
Capital Expenditures	$313.7	$33.2	$6.7	$5.3	$358.9
Total Assets (d)	$6,153.0	$667.1	$54.0	$176.2	$7,050.3

December 31, 2003

Operating Revenues (b)	$1,986.4	$513.0	$22.5	$ -	$2,521.9
Depreciation, Decommissioning
and Amortization	$234.1	$38.9	$3.2	$ -	$276.2
Operating Income (c)	$422.3	$49.0	$ -	$ -	$471.3
Equity in Earnings
of Unconsolidated Affiliate	$22.8	$ -	$ -	$ -	$22.8
Capital Expenditures	$271.6	$56.8	$2.6	$12.7	$343.7
Total Assets (d)	$5,784.9	$628.7	$54.5	$176.5	$6,644.6

(a)	Other includes primarily non-utility property and investments, materials and supplies, deferred charges and other corporate items.

(b)	We account for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues are not material.

(c)	We evaluate operating income to manage our utility business. Equity in Earnings of Unconsolidated Affiliate, Interest Expense and Income Tax Expense are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam utility operations to determine segment assets (see Note A).

P -- RELATED PARTIES

We provide to and receive from certain of our Wisconsin Energy affiliates managerial, financial, accounting, legal, data processing and other services in accordance with service agreements approved by the PSCW. In addition, we make lease payments to We Power for PWGS Unit 1 and the other generating facilities being constructed under Wisconsin Energy's Power the Future strategy, and we sell electric energy to an affiliated utility, Edison Sault Electric Company (Edison Sault). We also receive and/or provide certain services to other associated companies in which we have an equity investment.

We provided and received services from the following associated companies during 2005, 2004 and 2003:

Company	2005	2004	2003

	(Millions of Dollars)
Wisconsin Energy Affiliate

Net Services Provided
-We Power (excluding lease payments)	$3.8	$3.3	$5.3
-Wisconsin Gas	$48.8	$50.4	$42.4
-Edison Sault (including electric energy sold)	$21.5	$15.6	$15.4
-Minergy	$8.1	$7.3	$4.7
-Other	$1.5	$1.9	$2.3

Net Services Received
-We Power (lease payments)	$79.8	$59.0	$21.8
-Wisconsin Energy	$6.6	$2.9	$3.0

Equity Investee
Services provided
-American Transmission Company	$20.0	$20.7	$30.9

Services received
-American Transmission Company	$126.8	$112.5	$94.4
-Nuclear Management Company	$61.2	$58.1	$57.1
-Guardian Pipeline	$12.0	$11.4	$3.2

At December 31, 2005 and 2004, our consolidated balance sheets included receivable and payable balances with the following equity investee companies:

Company	2005	2004

	(Millions of Dollars)
Equity Investee
Accounts Receivable
-American Transmission Company	$1.2	$2.1

Accounts Payable
-American Transmission Company	$10.3	$9.3
-Nuclear Management Company	$2.5	$3.3
-Guardian Pipeline	$1.0	$1.1

In addition, under Wisconsin Energy's Power the Future plan, we are required to pay the cost of needed transmission infrastructure upgrades. ATC will reimburse us for these costs when the units are placed into service. At December 31, 2005 and 2004, we had a receivable of $19.4 million and $4.9 million for these items.

Q -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2006 capital expenditures. During 2006, we estimate that total capital expenditures will be approximately $444.0 million, excluding the purchase of nuclear fuel.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases.

Future minimum payments for the next five years and thereafter for these contracts are as follows:

(Millions of Dollars)

2006	$51.1
2007	50.4
2008	34.5
2009	21.4
2010	19.4
Thereafter	48.3

$225.1

Environmental Matters:   We periodically review our exposure for environmental remediation costs as evidence becomes available indicating that our liability has changed. Given current information, including the following, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position or results of operations.

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. We perform ongoing assessments of manufactured gas plant sites and related disposal sites previously used by us, as well as coal ash disposal/landfill sites used by us, as discussed below. We are working with the Wisconsin Department of Natural Resources in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified thirteen sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have substantially completed planned remediation activities at seven of those sites and certain sites are subject to ongoing monitoring. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $13 to $30 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2005, we have established reserves of $13.9 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed in company-owned, licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are included in our fuel costs. During 2005, 2004 and 2003, we incurred $0.1 million, $1.8 million and $2.1 million, respectively, in coal-ash remediation expenses. As of December 31, 2005, we have no reserves established related to ash landfill sites.

EPA - Proposed Consent Decree:   We received a request for information in December 2000 from the United States Environmental Protection Agency (EPA) regional office pursuant to Section 114(a) of the Clean Air Act and a supplemental request in December 2002. In April 2003, we and EPA announced that a consent decree had been reached that resolved all issues related to this matter. In July 2003, the court granted the State of Michigan and EPA's joint motion to amend the consent decree to allow Michigan to become a party. Under the consent decree we are required to significantly reduce our air emissions from our coal-fired generating facilities. The reductions are expected to be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment, and retiring certain older units. The capital cost of implementing this agreement is estimated to be approximately $600 million over the 10 years ending 2013. Through December 31, 2005, we have spent approximately $216.5 million associated with implementing the EPA agreement. There may be additional costs of compliance should we elect to control rather than retire Units 5 and 6 at the Oak Creek Power Plant. We believe this additional cost may add approximately $150 million to $350 million to the estimate. Under the agreement with EPA, we are conducting a full scale demonstration at our Presque Isle facility, in cooperation with the United States Department of Energy (DOE), to test new mercury reduction technologies. The DOE is contributing $24.8 million in addition to the $20 to $25 million we are spending to implement this project. These steps and the associated costs are consistent with our cost projections for implementing our Wisconsin Multi-Emission Cooperative Agreement and Wisconsin Energy's Power the Future plan. We also agreed to pay a civil penalty of $3.2 million which was charged to earnings in the second quarter of 2003.

The agreement has gone through the public comment period. In October 2003, three citizen groups filed a motion with the court to intervene in the proceeding to contest the consent decree; the court granted their motion. Also, in October 2003, the government filed its response to public comments and a motion asking the court to approve the amended consent decree. The intervenor groups subsequently filed a motion requesting that the court stay the government's motion for approval of the decree to allow the interveners to conduct discovery. Briefing was completed and the judge heard oral arguments from the parties in August 2004. In September 2004, the court granted the interveners' request for limited discovery with respect to two facilities within our generation fleet, and ordered that discovery be completed by December 2004. Final briefing concluded in March 2005. The court may convene additional hearings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Electric Power Company and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Milwaukee, Wisconsin
February 27, 2006

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, management implemented federal and state tax software that increased the functionality of ongoing tax estimates and enabled more frequent and reliable analyses of federal and state income tax balances. Apart from this change, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance -- Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?", "Corporate Governance -- Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an "audit committee financial expert?" and "Committees of the Board of Directors -- Audit and Oversight" in our definitive Information Statement to be filed with the SEC for our Annual Meeting of Stockholders to be held April 28, 2006 (the "2006 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I.

Wisconsin Energy has adopted a written code of ethics, referred to as its Code of Business Conduct. We are a wholly owned subsidiary of Wisconsin Energy, and as such, all of our directors, executive officers and employees, including the principal executive officer, principal financial officer and principal accounting officer, have a responsibility to comply with Wisconsin Energy's Code of Business Conduct. Wisconsin Energy has posted its Code of Business Conduct in the "Governance" section on its Internet website, www.wisconsinenergy.com. Wisconsin Energy has not provided any waiver to the Code for any director, executive officer or other employee. Any future amendments to, or waivers for directors and executive officers from, the Code of Business Conduct will be disclosed on Wisconsin Energy Corporation's website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation of the Board of Directors," "Executive Officers' Compensation," "Employment and Severance Arrangements" and "Retirement Plans" in the 2006 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock (100% of such class) is owned by our parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors, director nominees and executive officers do not own any of our voting securities. The information concerning their beneficial ownership of Wisconsin Energy Corporation common stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2006 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of Wisconsin Energy Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under "Certain Relationships and Related Transactions" in the 2006 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2006 Annual Meeting Information Statement is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2005.

Consolidated Statements of Cash Flows for the three years ended December 31, 2005.

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Common Equity for the three years ended December 31, 2005.

Consolidated Statements of Capitalization at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2005. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period

	(Millions of Dollars)

December 31, 2005	$20.2	$14.4	$9.7	($24.1)	$20.2
December 31, 2004	$26.6	$8.9	$11.7	($27.0)	$20.2
December 31, 2003	$30.2	$14.7	$10.9	($29.2)	$26.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

By	/s/GALE E. KLAPPA
Date: March 6, 2006	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/GALE E. KLAPPA	March 6, 2006
Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	March 6, 2006
Allen L. Leverett, Executive Vice President and Chief Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	March 6, 2006
Stephen P. Dickson, Vice President and Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 6, 2006
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 6, 2006
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 6, 2006
Barbara L. Bowles, Director

/s/ROBERT A. CORNOG	March 6, 2006
Robert A. Cornog, Director

/s/CURT S. CULVER	March 6, 2006
Curt S. Culver, Director

/s/THOMAS J. FISCHER	March 6, 2006
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	March 6, 2006
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	March 6, 2006
Frederick P. Stratton, Jr., Director

/s/GEORGE E. WARDEBERG	March 6, 2006
George E. Wardeberg, Director

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2005

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric Power Company's 12/31/94 Form 10-K.)

	3.2*	Bylaws of Wisconsin Electric Power Company, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric Power Company's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric Power Company. (Exhibit 3.1 herein.)

Indenture or Securities Resolutions:

	4.2*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric's 12/31/95 Form 10-K.)

	4.3*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric's 12/31/95 Form 10-K.)

4.4*

Securities Resolution No. 2 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 12, 1996. (Exhibit 4.44 to Wisconsin Energy Corporation's 12/31/96 Form 10-K (File No. 001-09057).)

	4.5*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 to Wisconsin Electric's 06/30/98 Form 10-Q.)

	4.6*	Securities Resolution No. 4 of Wisconsin Electric under the Wisconsin Electric Indenture, dated November 30, 1999. (Exhibit 4.46 to Wisconsin Electric's 12/31/99 Form 10-K.)

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

10.1*

Credit Agreement, dated as of June 23, 2004, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and U.S. Bank National Association, as Administrative Agent. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.2*

Credit Agreement, dated as of November 1, 2004, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and JP Morgan Chase Bank, as Administrative Agent. (Exhibit 10.6 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.3*

Supplemental Executive Retirement Plan of Wisconsin Energy Corporation, as amended and restated as of April 1, 2004. (Exhibit 10.4 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q (File No. 001-09057).)** See Note.

10.4*

Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company (n/k/a Wisconsin Gas LLC). (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

10.5*

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of July 23, 2004 (including amendments approved effective as of November 2, 2005). (Exhibit 10.2 to Wisconsin Energy Corporation's 09/30/05 Form 10-Q (File No. 001-09057).)** See Note.

10.6*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004. (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q (File No. 001-09057).)** See Note.

10.7*

Amended and Restated Wisconsin Energy Corporation Special Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.3 to Wisconsin Energy Corporation's 03/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.8*

Short-Term Performance Plan of Wisconsin Energy Corporation effective January 1, 1992, as amended and restated as of August 15, 2000. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.9*

Amended and Restated Wisconsin Energy Corporation Executive Severance Policy, effective as of April 26, 2000. (Exhibit 10.4 to Wisconsin Energy Corporation's 03/31/00 Form 10-Q (File No. 001-09057).)** See Note.

Number	Exhibit

10.10*

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

	10.12*	Statement of Compensation of the Board of Directors. (Exhibit 10.23 to Wisconsin Energy Corporation's 12/31/05 Form 10-K (File No. 001-09057).)** See Note.

	10.13*	Base Salaries of Named Executive Officers of the Registrant. (Exhibit 10.24 to Wisconsin Energy Corporation's 12/31/05 Form 10-K (File No. 001-09057).)** See Note.

	10.14*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.15*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

10.16*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)

10.17*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, effective October 22, 2003, amended as of December 3, 2003. (Exhibit 10.21 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

10.18*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/03 Form 10-Q (File No. 001-09057).)** See Note.

10.19*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Rick Kuester, effective October 13, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 09/30/03 Form 10-Q (File No. 001-09057).)** See Note.

10.20*

Letter Agreement by and between Wisconsin Energy Corporation and James C. Fleming, dated as of November 23, 2005, which became effective January 3, 2006. (Exhibit 10.31 to Wisconsin Energy Corporation's 12/31/05 Form 10-K (File No. 001-09057).)** See Note.

10.21*

Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of July 28, 2005. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/05 Form 10-Q (File No. 001-09057).)** See Note.

Number	Exhibit

10.22*

Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/01 Form 10-Q (File No. 001-09057).)** See Note.

10.23*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 03/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.24*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for non-qualified stock option awards to non-employee directors, restricted stock awards and option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K (File No. 001-09057).)** See Note.

	10.25*	Form of Nonstatutory Stock Option Agreement under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-55755).)** See Note.

10.26*

Form of Nonstatutory Stock Option Agreement for February 2000 Grants of Options under the WICOR, Inc. 1994 Long-Term Performance Plan. (Exhibit 4.5 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

	10.27*	WICOR, Inc. 1992 Director Stock Option Plan, as amended. (Exhibit 10.3 to WICOR, Inc.'s 12/31/98 Form 10-K (File No. 001-07951).)** See Note.

10.28*

Form of Director Nonstatutory Stock Option Agreement under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.2 to WICOR, Inc.'s Registration Statement on Form S-8 (Reg. No. 33-67132).)** See Note.

10.29*

Form of Director Nonstatutory Stock Option Agreement for February 2000 Option Grants under the WICOR, Inc. 1992 Director Stock Option Plan. (Exhibit 4.8 to Wisconsin Energy Corporation's Registration Statement on Form S-8 (Reg. No. 333-35798).)** See Note.

10.30*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan, as amended, for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 03/31/01 Form 10-Q (File No. 001-09057).)** See Note.

10.31*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by the shareholders at the 2001 annual meeting. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of stockholders (File No. 001-09057).)** See Note.

10.32*

2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K (File No. 001-09057).)** See Note.

	10.33*	Form of Performance Share Agreement under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.42 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

	10.34*	Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

Number	Exhibit

	10.35*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

10.36*

Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q.)

10.37*

Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q.)

10.38*

Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.39*

Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric Power Company.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP -- Milwaukee, WI, Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.