Form 10-Q
period 2006-06-30
WISCONSIN ELECTRIC POWER CO
filed 2006-08-02
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2006):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2006

	TABLE OF CONTENTS
Item		Page

	Introduction	3

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	4

	Consolidated Condensed Balance Sheets	5

	Consolidated Condensed Statements of Cash Flows	6

	Notes to Consolidated Condensed Financial Statements	7

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures About Market Risk	33

4.	Controls and Procedures	33

	Part II -- Other Information

1.	Legal Proceedings	34

1A.	Risk Factors	35

5.	Other Information	36

6.	Exhibits	36

	Signatures	37

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,097,200 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 448,300 gas customers in Wisconsin and about 460 steam customers in metro Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 -- Segment Information in the Notes to Consolidated Condensed Financial Statements.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; Edison Sault Electric Company (Edison Sault), an electric utility which serves customers in the Upper Peninsula of Michigan; and W.E. Power, LLC (We Power), an unregulated company that was formed in 2001 to construct, own, and lease to us the new generating capacity included in Wisconsin Energy's Power the Future strategy, which is described further in this report. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Other:   Bostco LLC (Bostco) is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2006, Bostco had $39.9 million of assets.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

	(Millions of Dollars)

Operating Revenues	$685.8	$657.2	$1,558.5	$1,416.9

Operating Expenses
Fuel and purchased power	183.7	185.8	352.1	343.1
Cost of gas sold	55.9	60.5	259.9	234.9
Other operation and maintenance	265.8	230.5	532.3	446.8
Depreciation, decommissioning
and amortization	65.0	68.3	133.9	138.1
Property and revenue taxes	21.1	20.1	43.4	40.4

Total Operating Expenses	591.5	565.2	1,321.6	1,203.3

Operating Income	94.3	92.0	236.9	213.6

Other Income, Net	19.7	14.1	40.0	27.7

Interest Expense	21.6	22.6	43.8	45.2

Income Before Income Taxes	92.4	83.5	233.1	196.1

Income Taxes	35.3	31.8	88.6	73.7

Net Income	57.1	51.7	144.5	122.4

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available
for Common Stockholder	$56.8	$51.4	$143.9	$121.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2006	December 31, 2005
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$7,247.0	$7,152.4
Accumulated depreciation	(2,872.9)	(2,805.0)

	4,374.1	4,347.4
Construction work in progress	281.5	232.0
Leased facilities, net	413.0	422.6
Nuclear fuel, net	113.3	112.0

Net Property, Plant and Equipment	5,181.9	5,114.0

Investments
Nuclear decommissioning trust fund	802.7	782.1
Equity investment in transmission affiliate	193.5	181.2
Other	0.4	0.4

Total Investments	996.6	963.7

Current Assets
Cash and cash equivalents	9.1	23.2
Accounts receivable	258.5	308.9
Accrued revenues	127.2	175.6
Materials, supplies and inventories	253.8	297.5
Other	107.3	91.3

Total Current Assets	755.9	896.5

Deferred Charges and Other Assets
Regulatory assets	827.0	822.5
Other	114.2	112.5

Total Deferred Charges and Other Assets	941.2	935.0

Total Assets	$7,875.6	$7,909.2

Capitalization and Liabilities

Capitalization
Common equity	$2,469.5	$2,310.9
Preferred stock	30.4	30.4
Long-term debt	1,289.6	1,290.1
Capital lease obligations	529.0	536.0

Total Capitalization	4,318.5	4,167.4

Current Liabilities
Long-term debt and capital lease obligations due currently	223.1	232.4
Short-term debt	158.6	352.7
Accounts payable	213.6	293.9
Accrued liabilities	187.4	147.0
Other	130.9	106.5

Total Current Liabilities	913.6	1,132.5

Deferred Credits and Other Liabilities
Regulatory liabilities	1,054.4	1,051.9
Asset retirement obligations	363.4	354.9
Deferred income taxes - long-term	530.8	553.2
Other	694.9	649.3

Total Deferred Credits and Other Liabilities	2,643.5	2,609.3

Total Capitalization and Liabilities	$7,875.6	$7,909.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30

2006	2005

(Millions of Dollars)
Operating Activities
Net income	$144.5	$122.4
Reconciliation to cash
Depreciation, decommissioning and amortization	138.7	148.7
Nuclear fuel expense amortization	14.7	10.1
Equity in earnings of unconsolidated affiliate	(16.7)	(15.1)
Distribution from unconsolidated affiliate	13.1	11.3
Deferred income taxes and investment tax credits, net	(18.4)	(14.1)
Change in -	Accounts receivable and accrued revenues	98.7	24.2
Inventories	43.7	41.8
Other current assets	(16.0)	7.1
Accounts payable	(76.6)	(4.8)
Accrued income taxes, net	45.2	5.0
Deferred costs, net	(3.8)	(47.7)
Other current liabilities	17.9	(7.2)
Other	24.2	23.5

Cash Provided by Operating Activities	409.2	305.2

Investing Activities
Capital expenditures	(187.3)	(190.5)
Investments	(8.7)	-
Nuclear fuel	(16.0)	(12.6)
Nuclear decommissioning funding	(8.8)	(8.8)
Proceeds from investments within nuclear decommissioning trust	301.7	195.9
Purchases of investments within nuclear decommissioning trust	(301.7)	(195.9)
Other	(3.5)	(1.2)

Cash Used in Investing Activities	(224.3)	(213.1)

Financing Activities
Dividends paid on common stock	(89.8)	(89.8)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	-	21.4
Retirement of long-term debt	(15.2)	(15.5)
Change in short-term debt	(194.0)	(17.9)
Capital contribution from parent	100.0	-
Other, net	0.6	-

Cash Used in Financing Activities	(199.0)	(102.4)

Change in Cash and Cash Equivalents	(14.1)	(10.3)

Cash and Cash Equivalents at Beginning of Period	23.2	26.1

Cash and Cash Equivalents at End of Period	$9.1	$15.8

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$57.1	$52.1
Income taxes (net of refunds)	$67.9	$84.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

 1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2005 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year 2006 because of seasonal and other factors.

Modifications to Prior Statements:   We have changed the presentation of the investing activities within our nuclear decommissioning trusts on the accompanying Consolidated Condensed Statements of Cash Flows to present proceeds from investments within the nuclear decommissioning trusts and purchases of investments within the nuclear decommissioning trusts. Previously, these items were excluded from the Consolidated Statements of Cash Flows as the nuclear decommissioning trusts are considered restricted investments. This reporting change had no impact on net cash provided by, or used in, operating, investing or financing activities.

We have modified certain other cash flows presentations. Prior year financial statement amounts have been reclassified to conform to their current year presentation.

Interim Accounting for Electric Fuel Revenues:   For 2006, we will have to refund to customers any electric fuel revenues that we receive that are in excess of fuel and purchased power costs that we incur, as defined by the Wisconsin fuel rules. We do not recognize revenue for any amounts that are currently billable if it is probable that we will refund those amounts to customers.

 2 -- COMMON EQUITY

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. We recorded the following total comprehensive income during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30

Comprehensive Income	2006	2005

	(Millions of Dollars)

Net Income	$144.5	$122.4
Other Comprehensive Income (Loss)
Hedging	-	(0.1)

Total Other Comprehensive Income (Loss)	-	(0.1)

Total Comprehensive Income	$144.5	$122.3

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

The exercise price of a Wisconsin Energy stock option under the OSIP is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. In December 2004, the Compensation Committee of the Board of Directors of Wisconsin Energy (the Compensation Committee) approved the acceleration of vesting of all unvested options awarded to executive officers and other key employees in 2002, 2003 and 2004. Options granted subsequent to December 31, 2004 are non-qualified stock options which vest on a cliff-basis after a three year period. Generally, options expire no later than ten years from the date of grant.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method and using a binomial pricing model to estimate the fair value of stock options granted subsequent to December 31, 2005. Prior to January 1, 2006, we accounted for share based compensation under Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees, and Wisconsin Energy disclosed the pro forma impact of share based compensation expense under SFAS 123, Accounting for Stock-Based Compensation. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than ten years from the grant date. Accordingly, no compensation expense was recognized in connection with option grants. All options granted subsequent to December 31, 2004 vest on a cliff-basis after a three year period. Wisconsin Energy allocates stock compensation expense to us based on the relative number of options granted to our employees. Prior to January 1, 2006, we reported benefits of tax deductions in excess of recognized compensation costs as operating cash flows. SFAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We utilize the straight-line attribution method for recognizing stock-based compensation expense under SFAS 123R. We recorded compensation expense, net of tax, for stock option awards made to our employees of $1.0 million and $2.0 million for the three and six months ended June 30, 2006. Tax benefits associated with our stock-based compensation arrangements for the three and six months ended June 30, 2006 were $0.4 million and $1.1 million.

Results for the three and six months ended June 30, 2005 have not been restated. Had compensation expense for employee stock options been determined based on fair value at the grant date consistent with SFAS 123R, our net income for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	(Millions of Dollars)
Net Income
As reported	$51.7	$122.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.8	1.5

Pro forma	$51.3	$121.7

In the first six months of 2006, the Compensation Committee granted 1,157,907 options to our employees that had an estimated weighted average grant date fair value of $7.55 per share using a binomial option-pricing model. In the first six months of 2005, the Compensation Committee granted 1,137,974 options to our employees that had an estimated grant date fair value of $8.32 per share using the Black-Scholes model. The following assumptions were used to value the Wisconsin Energy options in the indicated grant year:

	Grants

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

The following is a summary of Wisconsin Energy stock option activity held by Wisconsin Electric employees through the three and six months ended June 30, 2006.

Stock Options	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)

Outstanding at April 1, 2006	7,009,842	$30.84
Granted	-	$ -
Exercised	(57,792)	$26.09
Forfeited	-	$ -

Outstanding at June 30, 2006	6,952,050	$30.88	7.1

Outstanding at January 1, 2006	5,960,727	$29.05
Granted	1,157,907	$39.48
Exercised	(166,584)	$25.00
Forfeited	-	$ -

Outstanding at June 30, 2006	6,952,050	$30.88	7.1

The aggregate intrinsic value of stock options exercised by Wisconsin Electric employees during the three and six months ended June 30, 2006 was approximately $0.8 million and $2.7 million.

The following table summarizes information about Wisconsin Energy stock options outstanding and held by Wisconsin Electric employees at June 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted-Average Exercise Price	Life (years)	Number	Weighted-Average Exercise Price	Life (years)

$19.22 to $23.05	1,003,457	$21.61	5.0	1,003,457	$21.61	4.5
$25.31 to $27.66	1,529,922	$25.71	5.9	1,524,972	$25.71	5.9
$29.13 to $39.48	4,418,671	$34.78	8.1	2,128,441	$32.54	7.1

	6,952,050	$30.88	7.1	4,656,870	$27.95	6.1

Aggregate Intrinsic Value (Millions)	Options Outstanding			Options Exercisable

June 30, 2006	$65.5			$57.5

The following table summarizes the status of non-vested options held by Wisconsin Electric employees:

Non-Vested Stock Options	Number Of Options	Weighted- Average Fair Value

Non-vested at April 1, 2006	2,295,180	$7.93
Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -

Non-vested at June 30, 2006	2,295,180	$7.93

Non-vested at January 1, 2006	1,150,820	$8.32
Granted	1,157,907	$7.55
Vested	(13,547)	$7.61
Forfeited	-	$ -

Non-vested at June 30, 2006	2,295,180	$7.93

The total fair value of options held by Wisconsin Electric employees and vesting during the three and six months ended June 30, 2006 was zero and approximately $0.1 million. As of June 30, 2006, total compensation cost related to non-vested stock options not yet recognized was approximately $11.5 million, which is expected to be recognized over the next 25 months on a weighted average basis.

The Compensation Committee has also approved Wisconsin Energy restricted stock grants to certain key employees and directors. The following restricted stock activity related to Wisconsin Electric employees occurred during the three and six months ended June 30, 2006:

Restricted Shares	Number Of Shares	Weighted- Average Market Price

Outstanding at April 1, 2006	153,272
Granted	-	$ -
Released / Forfeited	(3,951)	$25.31

Outstanding at June 30 2006	149,321

Outstanding at January 1, 2006	150,772
Granted	2,500	$40.35
Released / Forfeited	(3,951)	$25.31

Outstanding at June 30 2006	149,321

Recipients of the Wisconsin Energy restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on the restricted stock generally expire 10 years after award grant, subject to an accelerated expiration schedule based on the achievement of certain financial performance goals.

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals.

In January 2004, the Compensation Committee granted 139,793 Wisconsin Energy performance shares to our officers and other key employees. In January 2006 and 2005, the Compensation Committee granted 134,818 and 90,739 Wisconsin Energy performance units to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. We are accruing compensation costs over the three year period based on our estimate of the final expected value of the award. The 2004 grant will be settled in Wisconsin Energy common stock or cash. The 2005 and 2006 grants will be settled in cash.

 3 -- ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations under SFAS 143, Accounting for Asset Retirement Obligations, primarily relate to the future decommissioning costs for our Point Beach Nuclear Plant (Point Beach) and to asbestos related removal costs associated with other power plants. Our asset retirement obligations at June 30, 2006 were $363.4 million.

We adopted Financial Accounting Standards Board (FASB) Interpretation 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, effective December 31, 2005. FIN 47 defines a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 had no effect on net income due to the regulatory treatment of asset retirement costs.

If we had adopted interpretation FIN 47 at the beginning of fiscal 2005, we would have reported the following asset retirement obligations on our Consolidated Condensed Balance Sheets in "Asset Retirement Obligations."

Asset Retirement Obligations	June 30, 2006	December 31, 2005	December 31, 2004

Reported	$363.4	$354.9	$762.2
Pro forma	$363.4	$354.9	$798.4

The most significant asset retirement obligation is for Point Beach. The liability decreased significantly from December 31, 2004 to December 31, 2005 due to an updated Decommissioning Cost Study that had lower estimated costs to decommission the plant than the previous study. For further information regarding the change in the asset retirement obligation between December 31, 2005 and 2004 see Note F -- Nuclear Operations and Note I -- Asset Retirement Obligations in our 2005 Annual Report on Form 10-K.

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

 5 -- BENEFITS

The components of our net periodic pension and other post-retirement benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension Benefits		Other Post-retirement Benefits

	2006	2005	2006	2005

	(Millions of Dollars)
Three Months Ended June 30
Net Periodic Benefit Cost
Service cost	$7.1	$7.0	$2.6	$3.9
Interest cost	14.9	14.7	3.4	4.7
Expected return on plan assets	(15.2)	(16.4)	(2.2)	(3.4)
Amortization of:
Transition obligation	-	-	0.2	0.8
Prior service cost (credit)	1.4	1.4	(3.4)	-
Actuarial loss	4.9	5.2	1.6	1.0

Net Periodic Benefit Cost	$13.1	$11.9	$2.2	$7.0

	Pension Benefits		Other Post-retirement Benefits

	2006	2005	2006	2005

	(Millions of Dollars)
Six Months Ended June 30
Net Periodic Benefit Cost
Service cost	$15.3	$15.0	$5.9	$6.6
Interest cost	29.8	29.7	7.1	8.8
Expected return on plan assets	(30.0)	(32.2)	(4.4)	(4.5)
Amortization of:
Transition obligation	-	-	0.2	0.8
Prior service cost (credit)	2.7	2.6	(6.7)	-
Actuarial loss	10.2	8.9	3.5	2.7

Net Periodic Benefit Cost	$28.0	$24.0	$5.6	$14.4

Employee Benefit Plans and Post-retirement Benefits:   In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The program offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and us. Due to this change, we remeasured the fair value of our other post-retirement plans in the fourth quarter of 2005 in accordance with SFAS 106, Employer's Accounting for Post-Retirement Benefits Other than Pensions. As a result of the Medicare Advantage program, our 2006 post-retirement costs for the three and six months ended June 30, 2006 are less than our 2005 costs in the comparative periods.

 6 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of June 30, 2006, we had the following guarantees:

Maximum Potential Future Payments	Outstanding at June 30, 2006	Liability Recorded at June 30, 2006

(Millions of Dollars)

$235.2	$0.1	$ -

We guarantee the potential retrospective premiums that could be assessed under our nuclear insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $14.6 million as of June 30, 2006 and $12.8 million as of December 31, 2005.

 7 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and six month periods ended June 30, 2006 and 2005 is shown in the following table.

Reportable Operating Segments

Electric	Gas	Steam	Total

(Millions of Dollars)

Three Months Ended

June 30, 2006
Operating Revenues (a)	$594.7	$85.5	$5.6	$685.8
Operating Income (Loss)	$93.5	$1.3	($0.5)	$94.3

June 30, 2005
Operating Revenues (a)	$567.2	$85.4	$4.6	$657.2
Operating Income (Loss)	$96.7	($2.8)	($1.9)	$92.0

Six Months Ended

June 30, 2006
Operating Revenues (a)	$1,196.9	$347.1	$14.5	$1,558.5
Operating Income	$206.3	$29.2	$1.4	$236.9

June 30, 2005
Operating Revenues (a)	$1,083.9	$319.2	$13.8	$1,416.9
Operating Income	$184.4	$28.6	$0.6	$213.6

(a)	We account for all intersegment revenues at tariff rates established by the PSCW. Intersegment revenues are not material.

 8 -- COMMITMENTS AND CONTINGENCIES

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

 9 -- NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position FIN 46R - 6 (FSP FIN 46R - 6):   In April 2006, the FASB issued FSP FIN 46R - 6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. FSP FIN 46R - 6 addresses the requirement to determine the variability to be considered in applying FASB Interpretation No. 46 based on an analysis of the design of the entity. Specifically, the FSP requires (1) an analysis of the nature of the risks in the entity and (2) a determination of the purpose(s) for which the entity was created and determination of the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. As required, we adopted FSP FIN 46R - 6 effective July 1, 2006 for any new arrangements entered into after the effective date. Although we do not expect the adoption of FSP FIN 46R - 6 to have a material financial impact, we currently are unable to determine the potential impact in future periods.

FASB Interpretation No. 48 (FIN 48):   In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and we expect to adopt FIN 48 on January 1, 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Cautionary Factors Regarding Forward - Looking Statements:   Certain statements contained herein are "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-Looking Statements include, among other things, statements regarding management's expectations and projections regarding completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. Also, Forward-Looking Statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms. Actual results may differ materially from those set forth in Forward-Looking Statements as a result of certain risks and uncertainties, including but not limited to, those risks and uncertainties described in Item 1A. Risk Factors in Part II of this report and under the heading "Cautionary Factors" in this Item 2, other matters described under the heading "Factors Affecting Results, Liquidity and Capital Resources" in this Item 2, and other risks and uncertainties detailed from time to time in our filings with the SEC or otherwise described throughout this document.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2006

EARNINGS

We had net income of $57.1 million for the second quarter of 2006, an increase of $5.4 million or 10.4% from the second quarter of 2005. Increased net income primarily reflects the timing of a scheduled refueling outage at Point Beach Nuclear Plant. In the second quarter of 2006, we did not have a scheduled nuclear refueling outage as was experienced in the second quarter of 2005. Point Beach Unit 2 has a scheduled refueling outage which is expected to occur during the fourth quarter of 2006. Additionally, in the second quarter of 2006, we had increased gas margins primarily reflecting pricing increases and we implemented new depreciation rates during 2006 which reduced annual depreciation expenses. These increases were offset in part due to a weather-related decrease in retail electric sales and increased operation and maintenance expenses due to Port Washington Generating Station (PWGS) Unit 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the second quarter of 2006 with similar information for the second quarter of 2005 including favorable (better (B)) or unfavorable (worse (W)) variances.

Three Months Ended June 30

Electric Revenues			Megawatt-Hour Sales

2006	B(W)	2005	2006	B(W)	2005

(Millions of Dollars)			(Thousands)

Customer Class
Residential	$190.2	($6.3)	$196.5	1,808.5	(187.7)	1,996.2
Small Commercial/Industrial	189.9	9.1	180.8	2,158.9	0.8	2,158.1
Large Commercial/Industrial	159.7	3.7	156.0	2,776.0	(132.9)	2,908.9
Other-Retail/Municipal	19.8	(4.2)	24.0	487.5	(101.8)	589.3
Resale-Utilities	25.3	18.3	7.0	590.2	452.0	138.2
Other Operating Revenues	9.8	6.9	2.9	-	-	-

Total	$594.7	$27.5	$567.2	7,821.1	30.4	7,790.7

Weather -- Degree Days (a)
Cooling (183 Normal)				143	(94)	237

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric utility operating revenues increased by $27.5 million, or 4.8%, when compared to the second quarter of 2005. We estimate that our second quarter 2006 revenues were $29.6 million higher than the second quarter of 2005 due to pricing increases that we received in January 2006 and during 2005. The most significant pricing increases authorized by the PSCW were to recover higher fuel and purchased power costs, capital costs associated with the new plants under Wisconsin Energy's Power the Future plan, and increased transmission costs. For more information on the pricing increases, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

Our electric sales volumes increased by approximately 0.4% between the comparative periods. Excluding sales volumes to other utilities, total electric sales volumes decreased 5.5% between the comparative periods. The increase in sale volumes to other utilities is attributed to the availability of Unit 1 at PWGS, which provided additional generation capacity. PWGS Unit 1 was not operational until the third quarter of 2005. Under the Wisconsin fuel rules, sales to other utilities reduce fuel costs charged to customers. Residential sales volumes decreased due to cooler weather in the second quarter of 2006. As measured by cooling degree days, the second quarter of 2006 was 39.7% cooler than the same period in 2005, decreasing cooling load sales to residential customers who are more weather sensitive and contribute higher margins than other customer classes. Based on cooling degree days, the second quarter of 2005 was the eighth warmest on record in the past seventy-four years. We estimate that the weather had an unfavorable impact on operating revenues of approximately $17.1 million. Total sales volumes to commercial/industrial customers decreased 2.6% between comparative periods. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, decreased 0.6%. Sales volumes in the Other Retail/Municipal class decreased approximately 17.3% compared to the prior year due, in part, to the expiration of a wholesale contract on December 31, 2005.

Fuel and Purchased Power

Our fuel and purchased power expenses decreased by $2.1 million, or approximately 1.1%, when compared to the second quarter of 2005. The decrease is primarily due to a decrease in the average cost per megawatt-hour. Our cost of fuel and purchased power decreased from $23.85 per megawatt-hour for the three months ended June 30, 2005 to $23.49 per megawatt-hour for the three months ended June 30, 2006, or 1.5% between the comparative periods. The largest factor for the lower cost per megawatt-hour was the increased generation from our nuclear units, which have the lowest fuel costs of our fleet. In the second quarter of 2005, one of our nuclear units was out due to a scheduled refueling outage. We did not have a nuclear refueling outage in the second quarter of 2006. Partially offsetting this benefit was a 38.8% increase in the per megawatt-hour cost of coal-fired generation, which includes coal and related transportation costs, between the comparative periods.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2006 with similar information for the second quarter of 2005. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas margins increased by $4.7 million or 18.9%.

Three Months Ended June 30

2006	B (W)	2005

(Millions of Dollars)

Operating Revenues	$85.5	$0.1	$85.4
Cost of Gas Sold	55.9	4.6	60.5

Gross Margin	$29.6	$4.7	$24.9

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2006 with similar information for the second quarter of 2005.

Three Months Ended June 30

Gross Margin			Therm Deliveries

2006	B (W)	2005	2006	B (W)	2005

(Millions of Dollars)			(Millions)

Customer Class
Residential	$19.4	$3.6	$15.8	45.2	1.5	43.7
Commercial/Industrial	6.0	1.0	5.0	27.4	0.7	26.7
Interruptible	0.1	-	0.1	1.1	0.1	1.0

Total Retail Gas Sales	25.5	4.6	20.9	73.7	2.3	71.4
Transported Gas	3.4	(0.1)	3.5	66.0	(24.9)	90.9
Other	0.7	0.2	0.5	-	-	-

Total	$29.6	$4.7	$24.9	139.7	(22.6)	162.3

Weather -- Degree Days (a)
Heating (951 Normal)				771	(120)	891

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

The increase in gross margin is due, in part, to pricing increases that were granted by the PSCW and implemented in January 2006. The gas pricing increases were primarily granted to recover higher operating costs, including bad debt expenses. Our gross margin increased between the comparative periods by approximately $4.0 million due to these pricing increases.

Between comparative periods, we experienced an increase in customer growth, but our volumes decreased due to warmer weather and decreased use per customer or dial down, slightly offsetting the pricing increases. As measured by heating degree days, the second quarter of 2006 was approximately 13.5% warmer than the second quarter of 2005. The decrease in volume of transport gas sales was due to a lower amount of electric generation from natural gas within our service territory due to mild weather in the second quarter of 2006.

Other Operation and Maintenance Expenses

Our other operation and maintenance expenses increased by $35.3 million, or 15.3%, when compared to the second quarter of 2005. As discussed above, we received pricing increases in January 2006 and during 2005 to cover increased costs. Our increases in other operation and maintenance expenses that relate to the pricing increases include increased Power the Future lease costs of $25.4 million and increased transmission expenses of $17.6 million. In addition, other operation and maintenance expenses increased approximately $6.7 million due to PWGS Unit 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. In the second quarter of 2006, we did not have a scheduled nuclear refueling outage as was experienced in the second quarter of 2005, which resulted in approximately a $9.8 million decrease in nuclear operation and maintenance expenses between the comparative periods. In addition, effective March 31, 2006, we no longer incur seams elimination charges, a transmission charge, which resulted in reduced costs of approximately $4.0 million for the second quarter of 2006. For further information on seams elimination charges, see Electric Transmission in Factors Affecting Results, Liquidity and Capital Resources below.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $3.3 million or 4.8% when compared to the second quarter of 2005. In January 2006, we implemented new depreciation rates approved by the PSCW which reduced annual depreciation expenses. The decline was partially offset by increased depreciation expenses on plant additions.

Other Income, Net

Other income, net increased by $5.6 million when compared to the second quarter of 2005. The increase primarily reflects increased carrying costs on regulatory assets of $1.5 million, an increase in equity Allowance for Funds used During Construction (AFUDC) of $1.7 million due to a higher average balance of AFUDC - qualifying utility construction projects between the comparative periods, and an increase of $0.8 million in our interest in the earnings of our transmission affiliate during the second quarter of 2006.

Interest Expense

Interest expense decreased by $1.0 million in the three months ended June 30, 2006 compared with the same period in 2005. In the second quarter of 2005, we expensed approximately $3.0 million related to the amortization of costs associated with prior debt redemptions. These costs were fully amortized as of

July 2005; therefore, there were no similar expenses in the second quarter of 2006. This decrease was partially offset by higher debt levels and higher short-term interest rates.

Income Taxes

For the second quarter of 2006, our effective tax rate was 38.2% compared with a 38.1% rate during the second quarter of 2005.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2006

EARNINGS

We had net income of $144.5 million for the first six months of 2006, an increase of $22.1 million or 18.1% from the first six months of 2005. Net income increased primarily due to improved recovery of fuel costs, the timing of a scheduled refueling outage at Point Beach Nuclear Plant and increased gas margins. In the first six months of 2006, we did not have a scheduled nuclear refueling outage as was experienced in the first six months of 2005. Point Beach Unit 2 has a scheduled refueling outage which is expected to occur during the fourth quarter of 2006. These increases were offset in part due to a weather-related decrease in retail electric sales and increased operation and maintenance expenses due to PWGS Unit 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and megawatt-hour sales by customer class during the first six months of 2006 with similar information for the first six months of 2005 including favorable (better (B)) or unfavorable (worse (W)) variances.

Six Months Ended June 30

Electric Revenues			Megawatt-Hour Sales

2006	B(W)	2005	2006	B(W)	2005

(Millions of Dollars)			(Thousands)

Customer Class
Residential	$401.6	$18.8	$382.8	3,815.8	(187.8)	4,003.6
Small Commercial/Industrial	378.7	35.6	343.1	4,317.7	7.6	4,310.1
Large Commercial/Industrial	310.5	24.2	286.3	5,470.9	(146.1)	5,617.0
Other-Retail/Municipal	41.0	(7.2)	48.2	1,003.9	(221.3)	1,225.2
Resale-Utilities	47.0	34.5	12.5	996.5	701.5	295.0
Other Operating Revenues	18.1	7.1	11.0	-	-	-

Total	$1,196.9	$113.0	$1,083.9	15,604.8	153.9	15,450.9

Weather -- Degree Days (a)
Heating (4,202 Normal)				3,706	(473)	4,179
Cooling (184 Normal)				143	(94)	237

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

Total electric utility operating revenues increased by $113.0 million, or 10.4%, when compared with the first six months of 2005. We estimate that revenues in the first six months of 2006 were $102.1 million higher than the same period in 2005 due to pricing increases that we received in January 2006 and during 2005. The most significant pricing increases authorized by the PSCW were to recover higher fuel and purchased power costs, capital costs associated with the new plants under Wisconsin Energy's Power the Future plan, and increased transmission costs. For more information on the pricing increases, see Utility Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

Our electric sales volumes increased by 1.0% as compared to the same period last year. Excluding sales volumes to other utilities, total electric sales volumes decreased 3.6% between the comparative periods. The increase in sale volumes to other utilities is attributed to the availability of Unit 1 at PWGS, which provided additional generation capacity. PWGS Unit 1 was not operational until the third quarter of 2005. Under the Wisconsin fuel rules, sales to other utilities reduce fuel costs charged to customers. Residential sales volumes decreased 4.7% due largely to weather. In the first six months of 2006, heating degree days decreased approximately 11.3% compared to the same period in 2005 and cooling degree days decreased approximately 39.7%. Based on cooling degree days, the second quarter of 2005 was the eighth warmest on record in the past seventy-four years. We estimate that the weather had an unfavorable impact on operating revenues of approximately $27.2 million. Total sales volumes to commercial/industrial customers decreased 1.4% between the comparative periods. Sales volumes to commercial/industrial customers, excluding our largest customers, two iron ore mines, decreased 0.4%. Sales volumes in the Other Retail/Municipal class decreased approximately 18.1% compared to the prior year due, in part, to the expiration of a wholesale contract on December 31, 2005.

Fuel and Purchased Power

Our fuel and purchased power expenses increased by $9.0 million, or 2.6%, when compared to the first six months of 2005. Our cost of fuel and purchased power increased from $22.20 per megawatt-hour for the six months ended June 30, 2005 to $22.56 per megawatt-hour for the six months ended June 30, 2006 or 1.6% between the comparative periods. The largest factors for the higher cost per megawatt-hour were (1) the 27.8% increase in the per megawatt-hour cost of coal-fired generation, which includes coal and related transportation costs, between the comparative periods and (2) an increase in the average costs of purchased power and natural-gas-fired units of approximately 2.6% between the comparative periods. Partially offsetting the higher costs was the increased generation from our nuclear units, which have the lowest fuel costs of our fleet. In the second quarter of 2005, one of our nuclear units was out due to a scheduled refueling outage. We did not have a nuclear refueling outage in the first six months of 2006.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2006 with similar information for the first six months of 2005. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas margins increased by $2.9 million or 3.4%.

Six Months Ended June 30

2006	B (W)	2005

(Millions of Dollars)

Operating Revenues	$347.1	$27.9	$319.2
Cost of Gas Sold	259.9	(25.0)	234.9

Gross Margin	$87.2	$2.9	$84.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2006 with similar information for the first six months of 2005.

Six Months Ended June 30

Gross Margin			Therm Deliveries

2006	B (W)	2005	2006	B (W)	2005

(Millions of Dollars)			(Millions)

Customer Class
Residential	$57.7	$2.4	$55.3	184.4	(22.9)	207.3
Commercial/Industrial	19.8	0.7	19.1	112.6	(6.5)	119.1
Interruptible	0.3	-	0.3	3.0	(0.1)	3.1

Total Retail Gas Sales	77.8	3.1	74.7	300.0	(29.5)	329.5
Transported Gas	7.9	(0.5)	8.4	150.9	(32.0)	182.9
Other	1.5	0.3	1.2	0.3	-	0.3

Total	$87.2	$2.9	$84.3	451.2	(61.5)	512.7

Weather -- Degree Days (a)
Heating (4,202 Normal)				3,706	(473)	4,179

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a twenty-year moving average.

The increase in gross margin is due, in part, to pricing increases that were granted by the PSCW and implemented in January 2006. The gas pricing increases were primarily granted to recover higher operating costs, including bad debt expenses. Our gross margin increased between the comparative periods by approximately $9.0 million due to these pricing increases. We anticipate that the 2006 annual impact of the rate increase on our gas margins would be approximately $19.1 million under normal customer usage; however, we believe that the actual amount may be lower due to reduced customer usage.

The pricing increases were offset by a decline in gas sales volumes that was driven by mild winter weather and by lower customer usage. Temperatures (as measured by heating degree days) were approximately 11.3% warmer than the first six months of 2005. The mild winter weather reduced customer demand for heating. We estimate that the weather decreased our gross margin by approximately $5.5 million between the comparative periods. With the increase in natural gas prices, we have experienced a reduction in the normalized use of gas per customer. We estimate that the lower use per customer decreased our gross margin by approximately $1.1 million. The decrease in volume of transport gas sales was due to a lower amount of electric generation from natural gas within our service territory due to mild weather in the first six months of 2006.

Other Operation and Maintenance Expenses

Our other operation and maintenance expenses increased by $85.5 million, or 19.1%, when compared to the first six months of 2005. As discussed above, we received pricing increases in January 2006 and during 2005 to cover increased costs. Our increases in other operation and maintenance expenses that relate to the pricing increases include increased Power the Future lease costs of $50.5 million and increased transmission expenses of $30.6 million. In addition, other operation and maintenance expenses increased approximately $12.0 million due to PWGS Unit 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. In the first six months of 2006 we did not have a scheduled nuclear refueling outage as was experienced in the second quarter of 2005, which resulted in approximately an $11.1 million decrease in nuclear operation and maintenance expenses between the comparative periods. In addition, effective March 31, 2006, we no longer incur seams elimination charges, a transmission charge, which resulted in reduced costs of approximately $4.0 million for the first six months of 2006. For further information on seams elimination charges, see Electric Transmission in Factors Affecting Results, Liquidity and Capital Resources below.

Depreciation, Decommissioning and Amortization

Depreciation, Decommissioning and Amortization expenses decreased by $4.2 million or 3.0% when compared to the first six months of 2005. In January 2006, we implemented new depreciation rates approved by the PSCW which reduced annual depreciation expenses. The decline was partially offset by increased depreciation expenses on plant additions.

Other Income, Net

Other income, net increased by $12.3 million when compared to the first six months of 2005. The increase primarily reflects increased carrying costs on regulatory assets of $3.7 million, an increase in equity AFUDC of $3.6 million due to a higher average balance of AFUDC - qualifying utility construction projects between the comparative periods, and an increase of $1.6 million in our interest in the earnings of our transmission affiliate during the first six months of 2006.

Interest Expense

Interest expense decreased by $1.4 million in the six months ended June 30, 2006 compared with the same period in 2005. In the first six months of 2005, we expensed approximately $6.0 million related to the amortization of costs associated with prior debt redemptions. These costs were fully amortized as of July 2005; therefore, there were no similar expenses in the first six months of 2006. In addition, this decrease reflects increased capitalized interest in 2006 due to a higher average balance of construction projects in 2006. These items were partially offset by higher debt levels and higher short-term interest rates.

Income Taxes

For the first six months of 2006, our effective tax rate was 38.0% compared with a 37.6% rate during the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first six months of 2006 and 2005:

Six Months Ended June 30

Wisconsin Electric Power Company	2006	2005

(Millions of Dollars)

Cash Provided by (Used in)
Operating Activities	$409.2	$305.2
Investing Activities	($224.3)	($213.1)
Financing Activities	($199.0)	($102.4)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2006 totaled $409.2 million, which is a $104.0 million increase over the same period last year. This increase was driven by higher cash earnings and favorable working capital conditions. In the six months ended June 30, 2006, we had favorable recoveries of fuel and purchased power costs of $54.0 million. In the same period in 2005, we had unfavorable recoveries of fuel and purchased power costs of $30.7 million, including deferred fuel costs. Under an agreement with the PSCW, our primary regulator, we will refund with interest any favorable recoveries of fuel and purchased power costs for the twelve month period ending December 31, 2006.

Investing Activities

During the first six months of 2006, cash used in investing activities was $224.3 million, an increase of $11.2 million over the same period in 2005. This increase was due primarily to increased investment in our transmission affiliate.

Financing Activities

During the first six months of 2006, we used $199.0 million for financing activities compared with using $102.4 million for financing activities during the same period in 2005. The primary uses of cash for financing activities during the first six months of 2006 and 2005 were to reduce short-term debt and to pay dividends on common stock. For the first six months of 2006, these uses were partially offset by a $100 million capital contribution from Wisconsin Energy in April 2006.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining six months of 2006 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. In addition, as mentioned above, we received a $100 million capital contribution from Wisconsin Energy in April 2006. Beyond 2006, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by the issuance of debt securities.

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

We are currently evaluating the possible issuance of environmental trust bonds in the fourth quarter of 2006 or the first quarter of 2007. Environmental trust bonds give utilities the ability to securitize the portion of customer bills that recovers the cost of certain investments intended to improve the environment. The measure is expected to result in a lower cost to customers when compared to traditional financing and ratemaking. In October 2004, the PSCW approved an order authorizing us to issue environmental trust bonds to finance the recovery of up to $425 million of environmental control costs plus up-front financing costs. The proposed terms of the bonds are subject to further PSCW approval prior to issuance.

We anticipate issuing up to $300 million of debentures during the third or fourth quarter of 2006 off an existing $665 million shelf registration statement filed with the SEC, subject to market conditions and other factors.

We have a credit agreement that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

As of June 30, 2006, we had approximately $497.9 million of available unused lines of bank back-up credit facilities on a consolidated basis and approximately $158.6 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes our facility at June 30, 2006:

Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

(Millions of Dollars)

$500.0	$2.1	$497.9	March 2011	5 year

The following table shows our consolidated capitalization structure at June 30, 2006 and at December 31, 2005:

Capitalization Structure	June 30, 2006	December 31, 2005

(Millions of Dollars)

Common Equity	$2,469.5	52.5%	$2,310.9	48.6%
Preferred Stock	30.4	0.7%	30.4	0.6%
Long-Term Debt (a)	1,489.7	31.7%	1,493.0	31.5%
Capital Lease Obligations (a)	552.0	11.7%	565.5	11.9%
Short-Term Debt	158.6	3.4%	352.7	7.4%

Total	$4,700.2	100.0%	$4,752.5	100.0%

(a) Includes current maturities

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by Standard & Poors Corporation (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) as of June 30, 2006.

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

On June 15, 2006, Fitch affirmed our security ratings. Our security ratings outlook assigned by Fitch is stable.

On June 8, 2006, S&P affirmed our security ratings and ratings outlook. Our security ratings outlook assigned by S&P is negative.

Our security ratings outlook assigned by Moody's is stable.

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

Capital Requirements

Capital requirements during the remainder of 2006 are expected to be principally for construction expenditures, long-term debt maturities and nuclear fuel. Our 2006 annual capital expenditure budget, excluding the purchase of nuclear fuel and expenditures for new generating capacity contained in Wisconsin Energy's Power the Future strategy, is approximately $444.0 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 6 -- Guarantees in the Notes to Consolidated Condensed Financial Statements in this report.

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

Contractual Obligations/Commercial Commitments:    Our total contractual obligations and other commercial commitments increased to approximately $5.9 billion as of June 30, 2006 compared with $5.8 billion as of December 31, 2005. Contractual obligations increased primarily due to purchase obligations under new coal supply contracts. This increase was partially offset by periodic payments made in the ordinary course of business during the six months ended June 30, 2006.

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

MARKET RISKS AND OTHER SIGNIFICANT RISKS

Credit Rating Risk:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity and energy services contracts and employee benefit plans that could require, in the event of a credit ratings change to below investment grade, a termination payment if collateral is not provided or an accelerated payment. At June 30, 2006, we estimate that the potential payments under these agreements that could result from credit rating downgrades totaled approximately $62.6 million.

POWER THE FUTURE

Under Wisconsin Energy's Power the Future strategy, we expect to meet a significant portion of our future generation needs through the leasing of the PWGS and the Oak Creek expansion, which are being constructed by We Power. We will lease the new plants from We Power under long-term leases, and we expect to recover the lease payments in our electric rates. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2005 Annual Report on Form 10-K for additional information on Power the Future.

Port Washington:   In July 2005, the first gas-fired unit at PWGS became operational. Construction of the second gas-fired unit is well underway. Site preparation, including removal of the old coal units at the site, was completed early this year, and most of the major components have been procured for the second unit at PWGS. The unit is expected to begin commercial operation in time for the peak summer season in 2008.

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

A contested case hearing for the Wisconsin Pollutant Discharge Elimination System permit was held in March 2006. The administrative law judge upheld the issuance of the permit in a decision issued in July 2006. Opponents may appeal the decision.

UTILITY RATES AND REGULATORY MATTERS

In January 2006, the PSCW issued an order that increased our electric, gas and steam rates effective January 26, 2006. We anticipate that these base rates will remain in effect through December 2007. A discussion of this order follows.

Electric Rates:   In July 2005, we filed a limited rate proceeding whereby we requested an increase in electric revenues to recover certain specific costs which totaled approximately $143.6 million. In October 2005, we amended our original application to include fuel and purchased power costs. The January 2006 order authorized an annual increase to our electric revenues of $222.0 million. This increase covered specific costs associated with fuel and purchased power, costs associated with our continued investments in Wisconsin Energy's Power the Future strategy, increased transmission costs and costs associated with additional sources of renewable energy. The January 2006 order also addressed our recovery of fuel and purchased power costs in our electric rates. For 2006, we agreed to refund to customers any fuel revenues that we receive that are in excess of fuel and purchased power costs that we incur, as defined by the Wisconsin fuel rules. Any refund would also include interest at short-term rates. For 2007, we will operate under a fuel cost adjustment clause in the Wisconsin retail jurisdiction whereby fuel revenues may be adjusted prospectively if fuel and purchased power costs fall outside a plus or minus 2% band. The January 2006 order authorized a return on equity of 11.2%.

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

2005 Fuel Recovery Filing:   In 2005, we received a rate increase of $122.6 million (6.2%) for the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. In December 2005, two parties filed suit against the PSCW in Dane County Circuit Court challenging the PSCW's decision to allow fuel cost recovery, while allowing us to keep the savings that resulted from the WICOR acquisition. As a condition of the PSCW approval of the WICOR acquisition, we were restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain limited exceptions, but we were allowed to keep the savings generated from the merger. In July 2006, the Dane County Circuit Court affirmed the PSCW's decision. The opponents have 45 days to appeal this decision.

Midwest Independent Transmission System Operator, Inc.'s (MISO) bid-based energy market (MISO Midwest Market):   In March 2005, we submitted a joint proposal to the PSCW with other utilities requesting escrow accounting treatment for the MISO Midwest Market costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the previous approval for deferral accounting treatment. The PSCW approved deferral treatment for these costs in June 2006.

Wholesale Electric Rates:   On August 1, 2006, we filed a wholesale rate case with the Federal Energy Regulatory Commission (FERC). The filing requests an annual increase in rates of approximately $16.7 million applicable to four of our existing wholesale electric customers.

See Factors Affecting Results, Liquidity and Capital Resources -- Utility Rates and Regulatory Matters in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding our utility rates, the MISO Midwest Market and other regulatory matters.

Public Utility Holding Company Act of 2005 (PUHCA 2005)

We were an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA 1935), and, accordingly, were exempt from that law's provisions other than with respect to certain acquisitions of securities of a public utility. However, the Energy Policy Act of 2005 repealed PUHCA 1935 and enacted PUHCA 2005, transferring jurisdiction over holding companies from the SEC to the FERC. In March 2006, we filed with the FERC notification of our status as a holding company as required under the FERC regulations implementing PUCHA 2005 and a request for exempt status similar to that held under PUHCA 1935. In June 2006, we received notice from the FERC confirming our status as a holding company as required under the FERC regulations implementing PUCHA 2005 and granting exempt status similar to that held under PUHCA 1935.

Renewables, Efficiency and Conservation

In March 2006, Wisconsin enacted new public benefits legislation, 2005 Wisconsin Act 141 (Act), that changes the renewable energy requirements for utilities. The Act establishes a statewide mandate for energy required from renewable sources of no less than 5% by 2010 and 10% by 2015 of total retail energy delivered. We must obtain approximately 210 megawatts of additional renewable capacity by 2010 and another approximately 610 megawatts of additional renewable capacity by 2015 to meet the retail energy delivered requirements. We have already started development of additional sources of renewable energy to comply with commitments made as part of Wisconsin Energy's Power the Future initiative which will assist us in complying with the Act. See Wind Generation discussion below.

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

The Act also redirects the administration of energy efficiency, conservation and renewable programs from the State Department of Administration back to the utilities and/or contracted third parties. In addition, the law requires that 1.2% of utilities' operating revenues be set aside for these programs. We do not expect the impact of this action to be material as the 1.2% approximates the amounts currently in our rates for these matters. The effective date of this action is July 1, 2007. The PSCW is expected to develop implementation plans over the upcoming months.

Wind Generation

In June 2005, we purchased the development rights to two wind farm projects (Blue Sky Green Field) from Navitas Energy Inc. We plan to develop the wind sites and construct wind turbines with a combined generating capacity of between approximately 130 to 200-megawatts. We filed for approval of a CPCN with the PSCW in March 2006 and are awaiting a "Completeness" determination from the PSCW, which initiates the formal regulatory review process. We anticipate the review process will take approximately six months, with a final decision anticipated in the first quarter of 2007. In addition to the CPCN approval, we are working to secure any additional permits necessary to commence construction. Recently, the United States Congress directed the Department of Defense and the Department of Homeland Security to investigate possible conflicts between military radar and wind turbine installations. We have not been informed that Blue Sky Green Field poses such a conflict, but we are working with the Federal Aviation Administration and the United States Air Force to confirm that there are no conflicts.

We estimate that the capital cost of the project, excluding AFUDC, will be up to $360 million. The demand for wind turbine equipment has been strong, pushing off equipment deliveries to dates later than originally anticipated. We currently expect the turbines to be placed in service between 2008 and 2009, dependent upon the availability of wind turbines and the receipt of necessary regulatory approvals.

NUCLEAR OPERATIONS

We own two 518-megawatt electric generating units (Unit 1 and Unit 2) at Point Beach Nuclear Plant in Two Rivers, Wisconsin. The Plant is operated by Nuclear Management Company, LLC (NMC), a joint venture of Wisconsin Energy and affiliates of other unaffiliated utilities. In February 2006, we announced that we were undertaking a formal review regarding our options for the ownership and operation of Point Beach. The options that we are evaluating include: (1) continued operation by NMC, (2) continued operation by a third party operator other than NMC, (3) a return to in-house operation of the Plant by us and (4) the sale of the Point Beach facility. As part of our continuing review, we invited qualified third parties to tour Point Beach and review the data necessary to submit a bid to either own or operate the Plant. We will evaluate the bids received in comparison to continued operation of Point

Beach by NMC or by us. We expect to complete this formal review in the fourth quarter of 2006. If it is determined that NMC would no longer operate the Point Beach facility, we would be obligated to pay an exit fee to NMC of approximately $12 million.

Each Unit at the Plant has a scheduled refueling outage approximately every 18 months. During 2006, we have one scheduled refueling outage at Unit 2 which is expected to occur during the fourth quarter. In 2005 we had two scheduled outages. In 2005, the Unit 2 outage was over the second and third quarters and the Unit 1 outage was over the third and fourth quarters. During the 2005 scheduled refueling outages we replaced the reactor vessel heads in each Unit. This work, along with other planned maintenance, resulted in longer than normal outages. During scheduled refueling outages, we incur significant operations and maintenance costs for work performed during the outages and we incur costs associated with replacement power.

See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding our nuclear operations.

ELECTRIC TRANSMISSION

Effective April 1, 2005, we began participating in the MISO Midwest Market which changed how our generating units are dispatched and how we buy and sell power.

In MISO, base transmission costs are currently being paid by load serving entities (LSEs) located in the service territories of each MISO transmission owner. FERC also ordered a seams elimination charge to be paid by MISO LSEs from December 1, 2004 until March 31, 2006, to compensate transmission owners for the loss of revenues resulting from the joining of a Regional Transmission Organization and/or FERC's elimination of through and out transmission charges between the MISO and PJM Interconnection, L.L.C. The details of the seams elimination charge and the quantification of the existing transaction charge are the subject of a hearing process initiated by FERC in a February 2005 order. In January 2006, along with certain other parties to the proceeding, we submitted an offer of settlement to the presiding administrative law judge that resolved all issues set for hearing that impact us with regard to the continued payment of through and out transmission charges as well as the seams elimination charge. The administrative law judge certified the settlement to the FERC, and the FERC approved the settlement on April 13, 2006.

As part of the MISO, a market-based platform was developed for valuing transmission congestion premised upon the locational marginal price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through the use of Financial Transmission Rights (FTRs). FTRs are allocated to market participants by MISO. A new allocation of FTRs was completed for the period of June 1, 2006 through May 31, 2007. We were granted substantially all of the FTRs that we were permitted to request during the allocation process. As previously disclosed in our 2005 Form 10-K, our unhedged congestion costs had not been material; however, due to certain changes in the units that MISO is dispatching, our unhedged congestion costs have increased in 2006. These incremental congestion charges are deferred as approved by the PSCW, and we expect to recover these costs in future rates, subject to review and approval by the PSCW.

See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Electric Transmission and Energy Markets -- in Item 7 of our 2005 Annual Report on Form 10-K for additional information regarding MISO.

ENVIRONMENTAL MATTERS

Clean Air Interstate Rule (CAIR):   The United States Environmental Protection Agency (EPA) issued the final CAIR regulation in March 2005 to facilitate the states in meeting the 8-hour ozone and PM 2.5 standards by addressing the regional transport of SO2 and NOx. CAIR requires NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. The phase 1 compliance deadline is January 1, 2009 for NOx and January 1, 2010 for SO2, and the phase 2 compliance deadline is January 1, 2015 for both NOx and SO2. Overall, the CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. The states are required to develop and submit implementation plans by no later than March 2007, and until those plans are in place, it is not possible to estimate the impact of the CAIR. We believe that compliance with the NOx and SO2 emission reductions requirements under the agreements with the WDNR and EPA will substantially mitigate costs to comply with the CAIR rule.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and we expect to adopt FIN 48 on January 1, 2007.

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
  Unanticipated operational and/or financial consequences related to implementation of the Midwest Independent Transmission System Operator, Inc. bid-based energy market that started in April 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Part I of this report and in Part I of Wisconsin Electric's Quarterly Report on Form 10-Q for the period ended March 31, 2006. For information concerning other market risk exposures, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of Wisconsin Electric's 2005 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2005 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

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

In May 2005, a stray voltage lawsuit was filed against us. We do not believe the lawsuit has merit and we will vigorously defend the case. The trial for this matter is scheduled to begin in April 2007. This claim against us is not expected to have a material adverse effect on our financial condition or results of operations.

Even though any claims which may be made against us with respect to stray voltage and ground currents are not expected to have a material adverse effect on our financial condition, we continue to evaluate various options and strategies to mitigate this risk.

Arbitration Proceedings:   Our largest electric customer owns two mines that operate in the Upper Peninsula of Michigan. The mines represent approximately 7% of our annual electric sales; however, the earnings are insignificant to us. The mines have special negotiated contracts that expire in December 2007. The contracts have price caps for approximately 80% of the energy sales. We do not recognize revenue on amounts billed that exceed the price caps.

The incremental power costs in the Upper Peninsula of Michigan are now determined by MISO. In April 2005, we began to bill the mines the incremental power costs as quantified by the MISO Midwest Market. The mines have notified us that they are disputing these billings and a portion of these disputed amounts have been deposited in escrow. In September 2005, the mines notified us that they filed for formal arbitration related to the contracts. We have notified the mines that we believe that they have failed to comply with certain notification provisions related to annual production as specified within the contracts. The arbitration hearings are scheduled for October 2006 and we anticipate a decision by the end of 2006. As of June 30, 2006, the mines have placed $29.3 million in escrow. As of December 31, 2005, the mines had placed $70.6 million in escrow. The decrease in the escrow balance relates to amounts that we refunded without interest for the amounts billed in 2005 that exceeded the price caps. At this time, we are unable to predict the outcome of the formal arbitration process, but we believe that it will not have a material impact on our financial condition or results of operations.

Milwaukee Solvay Coke and Gas Site:   We responded to an EPA request for information pursuant to Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours owned a parcel of property that is within the property boundaries of the site. In April 2006, we received a special notice letter from the EPA identifying us as a potentially responsible party and commencing a negotiation period with the EPA and other parties regarding the conduct of a Remedial Investigation and Feasibility Study (RI/FS) and reimbursement of the EPA's past costs. We, along with other parties, are currently negotiating with the EPA on the scope of work and terms of an administrative order on consent for performance of the RI/FS. The parties anticipate that investigation activities may commence in the late fall of 2006. Although we are negotiating to perform the RI/FS pursuant to an administrative order on consent with the EPA, we do not admit to any liability for the site, waive any liability defenses, or commit to perform remedial activities at the site at this time. However, investigation and remediation cost estimates and reserves continue to be included in the estimated manufactured gas plant values reported in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Restructuring in the regulated energy industry could have a negative impact on our business.

The regulated energy industry continues to experience significant structural changes. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant adverse financial impact on us. The timeline for restructuring and retail access continues to be stretched out, and it is uncertain when retail access will happen in Wisconsin; however, Michigan has adopted retail choice which potentially affects our Michigan operations. Under retail access legislation, customers are permitted to choose their own electric generation supplier. All Michigan electric customers were able to choose their electric generation supplier beginning in January 2002. Although competition and customer switching to alternative suppliers in our service territories in Michigan has been limited, the additional competitive pressures resulting from retail access could lead to a loss of customers and our incurring stranded costs.

The FERC continues to support the existing Regional Transmission Organizations (RTOs) which affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented the MISO Midwest Market on April 1, 2005. The MISO Midwest Market rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP which reflects the market price for energy. As a participant in the new MISO Midwest Market, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system.

Additionally, the MISO Midwest Market subjects us to additional costs primarily associated with constraints in the transmission system. MISO implemented the LMP system, a market-based platform for valuing transmission congestion. The LMP system includes the ability to mitigate or eliminate congestion charges through the use of FTRs. FTRs are allocated to market participants by MISO. A new allocation of FTRs was completed for the period of June 1, 2006 through May 31, 2007. We were granted substantially all of the FTRs that we were permitted to request during the allocation process. There can be no assurance that we will be granted an adequate level of FTRs in the future. As allowed by the PSCW, unhedged congestion charges have been deferred and we expect to recover these costs in future rates, subject to review and approval by the PSCW.

See Item 1A. Risk Factors in our 2005 Annual Report on Form 10-K for a discussion of additional risk factors applicable to us.

ITEM 5. OTHER INFORMATION

On July 27, 2006, the Compensation Committee of the Wisconsin Energy Board of Directors amended the terms of the performance shares awarded in 2004 to executive officers and other key employees under the 1993 Omnibus Stock Incentive Plan, as amended. Instead of the performance shares being settled only in shares of Wisconsin Energy's common stock, the Compensation Committee amended the terms of the award to allow for recipients to select to have settlement in either shares of Wisconsin Energy common stock or cash. The other terms and conditions of the performance shares, all of which have been previously reported, remain the same.

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

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 2, 2006	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer