Form 10-K
period 2007-12-31
WISCONSIN ELECTRIC POWER CO
filed 2008-03-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

                                 Large accelerated filer [  ]                                  Accelerated filer [  ]

                                 Non-accelerated filer [X] (Do not                    Smaller reporting company [  ]
                            check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The aggregate market value of the common equity of Wisconsin Electric Power Company held by non-affiliates as of June 30, 2007 was zero. All of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2008):

Common Stock, $10 Par Value, 33,289,327 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's definitive information statement on Schedule 14C for its Annual Meeting of Stockholders, to be held on April 25, 2008, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2007

Item	Page

PART III

10. Directors, Executive Officers and Corporate Governance of the Registrant	101

11. Executive Compensation	101

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101

13. Certain Relationships and Related Transactions, and Director Independence	102

14. Principal Accountant Fees and Services	102

PART IV

15. Exhibits and Financial Statement Schedules	102

Schedule II - Valuation and Qualifying Accounts	103

Signatures	104

Exhibit Index	E-1

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Wisconsin Electric Subsidiary and Affiliates

Primary Subsidiary and Affiliates

Bostco	Bostco LLC
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Gas	Wisconsin Gas LLC
Wisconsin Energy	Wisconsin Energy Corporation

Significant Assets

OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
Point Beach	Point Beach Nuclear Plant
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates

ATC	American Transmission Company LLC
NMC	Nuclear Management Company, LLC

Federal and State Regulatory Agencies

DOA	Wisconsin Department of Administration
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
NRC	United States Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms

Act 141	2005 Wisconsin Act 141
Air Permit	Air Pollution Control Construction Permit
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CO2	Carbon Dioxide
CWA	Clean Water Act

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

NAAQS	National Ambient Air Quality Standard
NOx	Nitrogen Oxide
PM 2.5	Fine Particulate Matter
RI/FS	Remedial Investigation and Feasibility Study
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations

ALJ	Wisconsin Administrative Law Judge
Compensation Committee	Compensation Committee of the Wisconsin Energy Board of Directors
CPCN	Certificate of Public Convenience and Necessity
D&D Fund	Uranium Enrichment Decontamination and Decommissioning Fund
Energy Policy Act	Energy Policy Act of 2005
Fitch	Fitch Ratings
FPL	FPL Group, Inc.
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
GDP	Gross Domestic Product
Guardian	Guardian Pipeline L.L.C.
LMP	Locational Marginal Price
LSEs	Load Serving Entities
MAIN	Mid-America Interconnected Network, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO bid-based energy markets
Moody's	Moody's Investor Service
PJM	PJM Interconnection, L.L.C.
PRSG	Planning Reserve Sharing Groups
PTF	Power the Future
PUHCA 1935	Public Utility Holding Company Act of 1935, as amended
PUHCA 2005	Public Utility Holding Company Act of 2005
RFC	Reliability First Corporation
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organizations
S&P	Standard & Poor's Ratings Services

Measurements

Btu	British thermal unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
kW	Kilowatt(s) (One kW equals one thousand watts)
kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms

AFUDC	Allowance for Funds Used During Construction
APB	Accounting Principles Board
ARO	Asset Retirement Obligation
CWIP	Construction Work in Progress

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits
SFAS	Statement of Financial Accounting Standards

Accounting Pronouncements

FIN 46	Consolidation of Variable Interest Entities
FIN 46R	Consolidation of Variable Interest Entities (Revised 2003)
FIN 47	Accounting for Conditional Asset Retirement Obligations
FIN 48	Accounting for Uncertainty in Income Taxes
FSP SFAS 106-2	Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
FSP FIN 46R-6	Determining the Variability to Be Considered in Applying FIN 46R
SFAS 71	Accounting for the Effects of Certain Types of Regulation
SFAS 87	Employers' Accounting for Pensions
SFAS 106	Employers' Accounting for Postretirement Benefits Other Than Pensions
SFAS 109	Accounting for Income Taxes
SFAS 115	Accounting for Certain Investments in Debt and Equity Securities
SFAS 123	Accounting for Stock-Based Compensation
SFAS 123R	Share-Based Payment (Revised 2004)
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 143	Accounting for Asset Retirement Obligations
SFAS 149	Amendment of SFAS 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 158	Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects" or similar terms or variations of these terms.

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

  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related or terrorism-related damage; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; or inflation rates.
  Increased competition in our electric and gas markets and continued industry consolidation.
  Timing, resolution and impact of pending and future rate cases and negotiations, including recovery for new investments as part of Wisconsin Energy's PTF strategy, environmental compliance, transmission service, fuel costs and costs associated with the implementation of the MISO Energy Markets.
  Regulatory factors such as changes in rate-setting policies or procedures; changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities; required approvals for new construction; and the siting approval process for new generation and transmission facilities and new pipeline construction.
  Factors affecting the economic climate in our service territories such as customer growth; customer business conditions, including demand for their products and services; and changes in market demand and demographic patterns.
  Factors which impede execution of Wisconsin Energy's PTF strategy, including receipt of necessary state and federal regulatory approvals and permits; timely and successful resolution of legal challenges, including current challenges to the WPDES permit for the Oak Creek expansion; opposition to siting of new generating facilities; the adverse interpretation or enforcement of permit conditions by the permitting agencies; and obtaining the investment capital from outside sources necessary to implement the strategy.
  The impact of recent and future federal, state and local legislative and regulatory changes, including electric and gas industry restructuring initiatives; implementation of the Energy Policy Act; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; and changes in the application of existing laws and regulations.
  The cost and other effects of legal and administrative proceedings, settlements, investigations, claims and changes in those matters.

  Factors affecting the availability or cost of capital such as changes in interest rates and other general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or our subsidiary; or our credit ratings.
  The investment performance of our pension and other post-retirement benefit plans.
  The effect of accounting pronouncements issued periodically by standard setting bodies.
  Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.
  Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters.
  The cyclical nature of property values that could affect our real estate investments.
  Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents, including the risk factors set forth in Item 1A of this report.

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,109,500 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 457,200 gas customers in Wisconsin and approximately 470 steam customers in metro Milwaukee, Wisconsin. For further financial information about our business segments, see Results of Operations in Item 7 and Note O -- Segment Reporting in the Notes to Consolidated Financial Statements in Item 8.

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

Other:    Bostco is our non-utility subsidiary that develops and invests in real estate. As of December 31, 2007, Bostco had $38.2 million of assets.

Our annual and periodical filings to the SEC are available, free of charge, through Wisconsin Energy's Internet website www.wisconsinenergy.com. These documents are available as soon as reasonably practicable after such materials are filed (or furnished) with the SEC.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

We are the largest electric utility in the State of Wisconsin. We generate and distribute electric energy in a territory in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

Effective April 1, 2005, we began to participate in the MISO Energy Markets which changed how our generating units are dispatched and how we buy and sell power. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Sales

We are authorized to provide retail electric service in designated territories in the State of Wisconsin, as established by indeterminate permits, CPCNs or boundary agreements with other utilities, and in certain territories in the State of Michigan pursuant to franchises granted by municipalities. We also sell wholesale electric power within the MISO Energy Markets.

Our electric energy sales to all classes of customers totaled approximately 32.7 million MWh during 2007 and approximately 31.4 million MWh during 2006. We had approximately 1,109,500 electric customers at December 31, 2007 and 1,102,200 electric customers at December 31, 2006.

Electric Sales Growth:   We presently anticipate total retail and municipal electric kWh sales will grow at an annual rate of 1.0% to 1.5% over the next five years. This estimate excludes our largest customer, two iron ore mines and assumes moderate growth in the economy of our electric utility service territories and normal weather. We also anticipate that our peak electric demand will grow at a rate of 1.5% to 2.0% over the next five years.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. We had special negotiated power-sales contracts with these mines that expired in December 2007. The combined electric energy sales to the two mines accounted for 6.4% and 6.3% of our total electric utility energy sales during 2007 and 2006, respectively. In 2005, the mines notified us that they were disputing certain billings and placed the disputed amounts in escrow. In May 2007, we entered into a settlement agreement with the two iron ore mines. The settlement was a full and complete resolution of all claims and disputes between the parties for electric service rendered by us under the power purchase agreements through March 31, 2007. The MPSC approved the settlement in May 2007. Pursuant to the settlement, the mines paid us approximately $9.0 million and we released to the mines all funds held in escrow. The settlement also provided a mutually satisfactory pricing structure through December 31, 2007. Beginning January 1, 2008, the mines became eligible to receive electric service from us in accordance with tariffs approved by the MPSC.

Sales to Wholesale Customers:   During 2007, we sold wholesale electric energy to two municipally owned systems, two rural cooperatives and one municipal joint action agency located in the states of Wisconsin and Michigan. We also made wholesale electric energy sales to 34 other public utilities and power marketers throughout the region under rates approved by FERC. Wholesale sales accounted for approximately 11.8% of our total electric energy sales and 7.3% of total electric operating revenues during 2007, compared with 10.4% of total electric energy sales and 5.7% of total electric operating revenues during 2006.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. As a summer peaking utility, the summer period is the most relevant period for capacity planning purposes for us as a result of cooling load. Prior to 2006, we were a member of the MAIN reliability council, whose guidelines required a minimum 14% planning reserve margin for the short-term (up to one year ahead). Effective January 1, 2006, we became a member of RFC, a successor council encompassing most of the East Central Area Reliability Council and Mid-Atlantic Area Council, and a portion of MAIN. The RFC has approved reliability standards, which set forth the methodology for establishing planning reserve requirements and require the formation of PRSG. We are a member of the Midwest PRSG, which was formed in June 2007 to establish planning reserve requirements. We must also adhere to PSCW guidelines requiring an 18% planning reserve margin; however, in November 2007, the PSCW opened a new docket to review the 18% planning reserve margin requirement. We cannot at this time predict the outcome of this docket and its potential impact on the current 18% requirement. The MPSC has not established guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2007 and expect to have adequate capacity to meet all of our firm obligations during 2008. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Supply

Our electric supply strategy is to provide our customers with a diverse fuel mix that is expected to maintain a stable, reliable and affordable supply of electricity. We supply electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term power purchase agreements and through spot purchases in the MISO Energy Markets.

Our installed capacity by fuel type for the years ended December 31 is shown below.

	Dependable Capability in MW (a)

	2007	2006	2005

Coal	3,247	3,334	3,334
Nuclear (b)	-	1,036	1,036
Natural Gas - Combined Cycle (c)	575	575	545
Natural Gas/Oil - Peaking Units (d)	1,157	1,175	1,163
Renewables (e)	57	57	57

Total	5,036	6,177	6,135

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)	Concurrent with the sale of Point Beach, we entered into a power purchase agreement with the buyer to purchase all of the energy produced by Point Beach until 2030 for Unit 1 and 2033 for Unit 2.

(c)	The increase in 2006 as compared to 2005 primarily reflects a 30 MW increase in dependable capability at PWGS 1, which was added in 2005, from the 545 MW guaranteed capacity required under the lease.

(d)

Approximately 56% of the natural gas/oil units are dual-fueled. The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

(e)	Includes hydroelectric and wind generation.

Wisconsin Energy's PTF strategy, which is discussed further in Item 7, includes the addition of 2,320 MW of generating capacity from 2005 through 2010. The first plant, a natural gas combined cycle unit, providing 575 MW of dependable capability, went on line in 2005. The second 545 MW unit is expected to go on line in the second quarter of 2008. Under Wisconsin Energy's PTF plan, We Power expects to have 515 MW of dependable capability coming in service in 2009 related to the first coal unit. The second coal unit is expected to provide us with 515 MW of dependable capability in 2010. In addition, we expect to have 145 MW of wind generation coming on line during 2008, of which only 32 MW is dependable capability.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2007 as well as an estimate for 2008.

	Estimate	Actual

	2008	2007	2006	2005

Coal	55.6%	54.8%	55.5%	58.5%
Nuclear (a)	- %	17.5%	25.7%	20.3%
Hydroelectric	1.2%	1.0%	1.0%	1.0%
Natural Gas - Combined Cycle	5.3%	5.3%	3.5%	1.5%
Natural Gas/Oil - Peaking Units	2.1%	0.8%	0.6%	1.5%

Net Generation	64.2%	79.4%	86.3%	82.8%
Purchased Power (a)	35.8%	20.6%	13.7%	17.2%

Total	100.0%	100.0%	100.0%	100.0%

(a)	In 2007, purchased power increased and nuclear generation decreased due to the sale of Point Beach and entry into the associated power purchase agreement with the buyer.

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below.

	2007	2006	2005

Coal	$20.52	$18.30	$14.74
Nuclear	$5.83	$5.23	$5.06
Natural Gas - Combined Cycle	$61.27	$66.30	$84.77
Natural Gas - Peaking Units	$111.21	$136.24	$125.67
Purchased Power	$46.11	$49.43	$55.47

Historically, the fuel costs for coal have been under long-term contracts, which helped with price stability. In 2006, we entered into new long-term coal contracts to replace certain contracts that expired during 2006. Coal and associated transportation services have seen greater volatility in pricing than typically experienced in these markets due to increases in the domestic and world-wide demand for coal and the impacts of higher diesel costs which are reflected in the form of fuel surcharges on rail transportation.

The costs for natural gas and purchased power, which is primarily natural gas-fired, are volatile and have experienced significant increases since 2002. Natural gas costs have increased significantly because the supply of natural gas in recent years has not kept pace with the demand. Beginning in late 2003 and concurrent with the approval of the PSCW, we established a hedging program to help manage our natural gas price risk. This hedging program is generally implemented on an 18 month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the 2007, 2006 and 2005 average costs of natural gas and purchased power shown above. In addition, concurrent with the Point Beach sale, our purchased power costs also reflect the long-term power purchase agreement with the buyer for all of the energy produced by Point Beach.

Coal-Fired Generation

Our coal-fired generation consists of 19 generating units as of December 31, 2007. OC 1 and OC 2 are expected to be operational in 2009 and 2010, respectively, each with a total lease-guaranteed capacity of 615 MW, of which 515 MW will represent our approximate 83% share in these units.

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in northern and central Appalachia as well as from various western mines. During 2008, 100% of our projected coal requirements of 12.3 million tons are under contracts which are not tied to 2008 market pricing fluctuations. Our coal-fired generation consists of six operating plants with a dependable capability of approximately 3,247 MW.

Following is a summary of the annual tonnage amounts for our principal long-term coal contracts by the month and year in which the contracts expire.

Contract Expiration Date	Annual Tonnage

(Thousands)

Dec. 2008	4,150.0
Dec. 2009	6,500.0
Dec. 2010	1,660.0

Coal Deliveries:   Approximately 87% of our 2008 coal requirements are expected to be delivered by unit trains owned or leased by us. The unit trains will transport coal for the Oak Creek, Pleasant Prairie and Edgewater Power Plants from Wyoming mines. Coal from Central Appalachia and Colorado mines is also transported via rail to Lake Erie or Lake Michigan transfer docks and delivered to the Valley and Milwaukee County Power Plants. Montana and Wyoming coal for the Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Central Appalachia and Colorado coal bound for the Presque Isle Power Plant is shipped via rail to Lake Erie and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Nuclear Generation

Point Beach:   Prior to September 28, 2007, we owned two 518 MW electric generating units at Point Beach in Two Rivers, Wisconsin. On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel, associated inventories and assumed the obligation to decommission the plant.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we will be paying the buyer a predetermined price per MWh for energy delivered. For additional information on the sale of Point Beach, see Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in Item 7 of this report.

Nuclear Management Company:   Prior to the Point Beach sale, our affiliate, WEC Nuclear Corporation, had a partial ownership in NMC. NMC held the operating licenses for Point Beach. Upon the sale of Point Beach, NMC transferred the operating licenses to the buyer and the relationship with NMC was terminated.

Used Nuclear Fuel Storage & Disposal:   For information concerning used nuclear fuel storage and disposal issues, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

For further information on the sale of Point Beach, see Note F -- Nuclear Operations in the Notes to Consolidated Financial Statements.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants with a dependable capability of approximately 1,475 MW at December 31, 2007. In July 2005, we added PWGS 1, a natural gas-fired unit with a dependable capability of 575 MW, via a lease from We Power. A second 545 MW unit at PWGS is expected to come on line in 2008.

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

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Germantown Power Plants units 1-4. It is also used for boiler ignition and flame stabilization at the Presque Isle Power Plant. Our oil-fired generation had a dependable capability of approximately 257 MW at December 31, 2007. The natural gas facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Our hydroelectric generating system consists of thirteen operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 57 MW at December 31, 2007. Of these thirteen plants, twelve plants (86 MW of installed capacity) have long-term licenses from FERC. The thirteenth plant, with an installed generating capacity of approximately 2 MW, does not require a license.

We hold development rights for two wind farm projects and began construction of the first project in 2007. Additional information on wind generation is provided in Factors Affecting Results, Liquidity and Capital Resources -- Other Utility Rate Matters -- Wind Generation in Item 7.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments at December 31, 2007 with unaffiliated parties for the next five years:

Year	MW Under Power Purchase Commitments (a)

2008	1,715
2009	1,597
2010	1,597
2011	1,642
2012	1,528

(a)	MW do not include leased generation from PTF units.

Approximately 1,000 MW per year relates to the Point Beach long-term power purchase agreement. Under this agreement, we will pay a predetermined price per MWh for energy delivered according to a schedule included in the agreement. The majority of the balance of these power purchase commitments are tolling arrangements whereby we are responsible for the procurement, delivery and cost of natural gas fuel related to specific units identified in the contracts. A small amount of these purchases are tied to the costs of natural gas.

In addition, as part of Wisconsin Energy's PTF strategy, we will be leasing four new operating units from We Power under long-term leases that have been approved by the PSCW. We will be responsible for all of the operating costs, including fuel, of the PTF units once they are placed in service, and we anticipate that we will recover the operating costs of these plants in rates. The first of the four generating units, PWGS 1, was placed in service in July 2005 and is being leased to us by We Power. The lease-guaranteed capacity for PWGS 1 is 545 MW and the current dependable capability is 575 MW. PWGS 2 is expected to be operational during the second quarter of 2008, with a lease-guaranteed capacity of 545 MW. OC 1 and OC 2 are expected to be operational in 2009 and 2010, respectively, each with a total lease-guaranteed capacity of 615 MW, of which 515 MW will represent our approximate 83% share in these units.

Electric Transmission and Energy Markets

American Transmission Company:   ATC owns, maintains, monitors and operates electric transmission systems in Wisconsin, Michigan and Illinois. ATC's sole business is to provide reliable, economic electric transmission service to all customers in a fair and equitable manner. ATC is expected to provide comparable service to all customers, including us, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and we are a non-transmission owning member and customer of MISO.

We owned approximately 23.6% and 25.8% of ATC as of December 31, 2007 and 2006, respectively. Our ownership has decreased in recent years as other owners have invested additional equity in ATC related to specific, large construction projects subject to their contractual rights.

MISO:   In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, the MISO Energy Markets, which were implemented on April 1, 2005. For further information on MISO and the MISO Energy Markets, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Hedging Program:   We purchase some of the electricity needed to satisfy our current sales obligations in the MISO Energy Markets. Due to volatility in the price of market-based energy, we face potential financial exposure. We have PSCW approval to hedge up to 75% of a future month's predicted electricity need. This plan seeks to manage market price risk, as well as reduce price risks related to forced outages.

We also seek to mitigate the risk of price increases in coal transportation costs for coal used in our coal-fired generating facilities. The coal transportation price changes are tied to changes in a diesel fuel price index. Therefore, we generally use financial heating oil contracts to mitigate this risk. This approach is similar to the way we currently manage our natural gas supply prices. See "Hedging Gas Supply Prices" below for information on our natural gas hedging program.

Renewable Electric Energy

We have committed to significantly increase the amount of renewable energy generation we utilize. In addition, we have an "Energy For Tomorrow®" renewable energy program to provide our customers the opportunity to purchase energy from renewable resources. In March 2006, Wisconsin enacted new public benefits legislation, Act 141, which changes the renewable energy requirements for utilities. Act 141 requires Wisconsin utilities to provide 2% more of their total retail energy from renewable resources than their current levels by 2010, and 6% more renewable energy than their current levels by 2015. Act 141 establishes a statewide goal that 10% of all electricity in Wisconsin be generated by renewable resources by December 31, 2015. For further information on Act 141 and current renewable projects, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters - Renewables, Efficiency and Conservation and Rates and Regulatory Matters - Wind Generation in Item 7.

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics from 2003 to 2007 for electric operating revenues, MWh sales and customer data.

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2007	2006	2005	2004	2003

Operating Revenues (Millions)
Residential	$915.5	$870.8	$815.6	$720.7	$705.0
Small Commercial/Industrial	840.6	796.0	727.6	651.9	626.0
Large Commercial/Industrial	664.2	637.0	592.7	541.4	511.4
Other - Retail	19.2	18.9	17.5	16.7	16.5

Total Retail Sales	2,439.5	2,322.7	2,153.4	1,930.7	1,858.9
Wholesale - Other	83.5	68.1	85.6	65.9	60.6
Resale - Utilities	110.7	73.5	42.5	39.9	39.1
Other Operating Revenues	40.9	35.2	39.4	34.3	27.8

Total Operating Revenues	$2,674.6	$2,499.5	$2,320.9	$2,070.8	$1,986.4

MWh Sales (Thousands)
Residential	8,416.1	8,154.0	8,389.6	7,885.3	7,928.8
Small Commercial/Industrial	9,185.4	8,899.0	8,943.9	8,597.0	8,493.1
Large Commercial/Industrial	11,036.7	10,972.2	11,489.8	11,477.4	11,201.8
Other - Retail	162.4	163.7	166.5	170.0	171.2

Total Retail Sales	28,800.6	28,188.9	28,989.8	28,129.7	27,794.9
Wholesale - Other	1,939.6	1,819.0	2,300.6	1,987.6	1,809.2
Resale - Utilities	1,920.7	1,436.2	682.8	1,045.1	1,109.7

Total Sales	32,660.9	31,444.1	31,973.2	31,162.4	30,713.8

Customers - End of Year (Thousands)
Residential	995.6	990.4	982.4	973.2	961.5
Small Commercial/Industrial	110.8	108.7	106.9	105.1	103.4
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.4	2.4	2.4	2.4	2.4

Total Customers	1,109.5	1,102.2	1,092.4	1,081.4	1,068.0

Customers - Average (Thousands)	1,105.5	1,097.6	1,086.9	1,074.2	1,060.7

Degree Days (a)
Heating (6,627 Normal)	6,508	6,043	6,628	6,663	7,063
Cooling (722 Normal)	800	723	949	442	606

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

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

Total gas therms delivered, including customer-owned transported gas, were approximately 883.0 million therms during 2007, an 8.7% increase compared with 2006. As of December 31, 2007, we were transporting gas for approximately 358 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 38% of the total volumes delivered during 2007, 37% during 2006 and 39% during 2005. We had approximately 457,200 gas customers as of December 31, 2007, an increase of approximately 1.0% since December 31, 2006. Our peak daily send-out during 2007 was 699,630 Dth on February 5, 2007.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for our electric generation represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to stay flat over the five-year period ending December 31, 2012 as new customer additions are expected to be offset by a reduction in the average use per customer. This forecast reflects a current year normalized sales level and assumes moderate growth in the economy of our gas utility service territories and normal weather.

Competition

Competition in varying degrees exists between natural gas and other forms of energy available to consumers. A number of our large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. We are allowed to offer lower-priced gas sales and transportation services to dual-fuel customers. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and us to have the gas transported to their facilities. We earn substantially the same margin (difference between revenue and cost of gas) whether we sell and transport gas to customers or only transport their gas.

Our ability to maintain our share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on our success and the success of third-party gas marketers in obtaining long-term and short-term supplies of natural gas at competitive prices compared to other sources and in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

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

Because of the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs. In 2007, we continued the plan started in 2006 to enter into gas purchase contracts which allow us to reduce gas inventory while maintaining supply to meet daily and seasonal demands.

We also maintain storage in the Southeast production areas, as well as in our market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas. We hold firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts.

Term Gas Supply:   We have contracts for firm supplies with terms in excess of 30 days with suppliers for gas acquired in the Joliet, Illinois market hub and in the three producing areas discussed above. The pricing of the term contracts is based upon first of the month indices. Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day demand.

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like our gas operations, must contract for capacity and supply sufficient to meet the firm peak-day demand of our customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to our GCRM pursuant to which we have an opportunity to share in the cost savings. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information on the GCRM. During 2007, we continued our active participation in the capacity release market.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge (i) up to 45% of planned flowing gas supply using NYMEX based natural gas options, (ii) up to 15% of planned flowing gas supply using NYMEX based natural gas future contracts and (iii) up to 35% of planned storage withdrawals using NYMEX based natural gas options. Those approvals allow us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) to rate payers through our purchase gas adjustment mechanism. Hedge targets (volumes) are provided annually to the PSCW as part of our five-year gas supply plan filing.

To the extent that opportunities develop and our physical supply operating plans will support them, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRM.

Guardian:   Prior to April 2006, Wisconsin Energy had a one-third interest in Guardian. Guardian owns an interstate natural gas pipeline that runs from the Joliet, Illinois area to southeastern Wisconsin. In April 2006, Wisconsin Energy sold its one-third interest in Guardian to an unaffiliated entity. During 2006, Guardian announced a plan to extend its pipeline by approximately 110 miles from southeastern Wisconsin to Green Bay, Wisconsin. We have committed to purchase approximately 202,000 Dth per day of capacity on this extension through October 2023. In addition, Wisconsin Gas has extended its commitment to purchase 650,000 Dth per day of capacity on the original pipeline until December 2022. Under a PSCW-approved agreement, we have purchased some of this capacity from Wisconsin Gas when they have an excess, and we expect to continue to do so. In October 2006, along with Wisconsin Gas and in connection with the Guardian extension, we filed a joint application with the PSCW to construct approximately 13 miles of pipeline laterals (approximately 10 miles of which would be owned by us) to connect our gas distribution system to the proposed Guardian extension. In December 2007, FERC issued a CPCN to Guardian authorizing its related extension project, which is expected to be operational in November 2008.

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics from 2003 to 2007 for gas operating revenues, therms delivered and customer data.

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2007	2006	2005	2004	2003

Operating Revenues (Millions)
Residential	$390.0	$363.5	$378.4	$330.5	$317.5
Commercial/Industrial	202.8	191.7	205.0	173.8	166.9
Interruptible	5.2	4.6	4.9	4.1	3.8

Total Retail Gas Sales	598.0	559.8	588.3	508.4	488.2
Transported Gas	15.1	14.9	15.0	15.3	15.6
Other Operating Revenues	(1.2)	15.3	(9.7)	0.1	9.2

Total Operating Revenues	$611.9	$590.0	$593.6	$523.8	$513.0

Therms Delivered (Millions)
Residential	342.6	313.2	340.5	342.3	361.0
Commercial/Industrial	199.6	190.3	199.9	200.4	210.8
Interruptible	7.1	6.0	6.2	6.4	6.8

Total Retail Gas Sales	549.3	509.5	546.6	549.1	578.6
Transported Gas	333.7	303.1	355.8	286.0	309.7

Total Therms Delivered	883.0	812.6	902.4	835.1	888.3

Customers - End of Year (Thousands)
Residential	419.1	415.1	409.5	401.8	393.4
Commercial/Industrial	37.7	37.1	36.5	35.6	34.9
Transported Gas	0.4	0.4	0.4	0.4	0.4

Total Customers	457.2	452.6	446.4	437.8	428.7

Customers - Average (Thousands)	454.5	449.1	441.6	432.6	423.9

Degree Days (a)
Heating (6,627 Normal)	6,508	6,043	6,628	6,663	7,063

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2007, the steam utility had $35.1 million of operating revenues from the sale of 2,965 million pounds of steam compared with $27.2 million of operating revenues from the sale of 2,812 million pounds of steam during 2006. As of December 31, 2007 and 2006, steam was used by approximately 470 and 460 customers, respectively, for processing, space heating, domestic hot water and humidification.

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

We are subject to the Energy Policy Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act, among other things, repealed PUHCA 1935, making electric utility industry consolidation more feasible, authorized FERC to review proposed mergers and the acquisition of generation facilities, changed the FERC regulatory scheme applicable to qualifying co-generation facilities and modified certain other aspects of energy regulations and Federal tax policies applicable to us. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by FERC, which established mandatory electric reliability standards, replacing the current voluntary standards developed by the North American Electric Reliability Corporation, and has the authority to levy monetary sanctions for failure to comply with the new standards.

We are subject to the regulation of the PSCW as to retail electric, gas, and steam rates in the State of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. We are also subject to regulation of the PSCW as to certain levels of short-term debt obligations. We are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the State of Michigan as noted above, except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Our hydroelectric facilities are regulated by FERC. We are subject to regulation of FERC with respect to wholesale power service, electric reliability requirements and accounting.

The following table compares the source of our operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2007.

	2007		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin
Electric Utility - Retail	$2,331.1	70.2%	$2,222.4	71.3%	$2,049.7	69.8%
Gas Utility - Retail	611.9	18.4%	590.0	18.9%	593.6	20.2%
Steam Utility - Retail	35.1	1.1%	27.2	0.9%	23.5	0.8%

Total	2,978.1	89.7%	2,839.6	91.1%	2,666.8	90.8%
Michigan
Electric Utility - Retail	149.3	4.5%	135.4	4.3%	143.2	4.9%
FERC
Electric Utility - Wholesale	194.2	5.8%	141.7	4.6%	128.0	4.3%

Total Utility Operating Revenues	$3,321.6	100.0%	$3,116.7	100.0%	$2,938.0	100.0%

Our operations are also subject to regulations, where applicable, of the EPA, the WDNR, the Michigan Department of Natural Resources and the Michigan Department of Environmental Quality.

Public Benefits and Renewables

In March 2006, Wisconsin enacted new public benefits legislation, Act 141, which changes the renewable energy requirements for utilities. Act 141 requires Wisconsin utilities to provide 2% more of their total retail energy from renewable resources than their current levels by 2010, and 6% more renewable energy than their current levels by 2015. Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the DOA back to the utilities and/or contracted third parties. In addition, Act 141 requires that 1.2% of utilities' annual operating revenues be used to fund these programs. For additional information on Act 141 and current renewable projects, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters - Renewables, Efficiency and Conservation and Rates and Regulatory Matters - Wind Generation in Item 7.

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

Our compliance with federal, state and local environmental protection requirements resulted in capital expenditures of approximately $31 million in 2007 compared with $79 million in 2006. Expenditures incurred during 2007 primarily included costs associated with the installation of pollution abatement facilities at our power plants. These expenditures are expected to approximate $119 million during 2008, reflecting NOx, SO2 and other pollution control equipment needed to comply with various rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for our fly ash removal equipment and other environmental protection systems are estimated to have been approximately $54 million during 2007 and $49 million during 2006.

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

Oak Creek North Landfill:   Groundwater impairments at this landfill, located in the City of Oak Creek, Wisconsin, prompted us to investigate, during 1998, the condition of the existing cover and other conditions at the site. Surface water drainage improvements were implemented at this site during 1999 and 2000, which are expected to eliminate ash contact with water and remove unwanted ponding of water. The approved remediation plan was coordinated with activities associated with the construction of the Oak Creek expansion. Currently there is a temporary cap installed, which is used as laydown area and parking. When construction activities are completed, a permanent cap will be installed.

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

Air Quality

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 for additional information concerning Air Quality.

Clean Water Act

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 for additional information concerning the CWA.

Greenhouse Gas Emissions

See the caption, "We may face significant costs to comply with the regulation of greenhouse gas emissions" under Item 1A Risk Factors in this report.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   As of December 31, 2007, we had 4,321 total employees, of which 2,887 were represented under labor agreements with the following bargaining units:

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	2,039	August 15, 2010
Local 317 of International Union of Operating Engineers	496	March 31, 2008
Local 12005 of United Steel Workers of America (a)	154	November 1, 2008
Local 510 of International Brotherhood of Electrical Workers	155	April 30, 2010
Local 2-0111 of Paper, Allied- Industrial Chemical & Energy Workers International Union (a)	43	November 3, 2008

Total	2,887

(a) Effective January 1, 2006, these bargaining units became a part of Local 2006. These former locals are now individual bargaining units of Local 2006.

ITEM 1A.	RISK FACTORS

Our business is significantly impacted by governmental regulation.

We are subject to significant state, local and federal governmental regulation. We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the State of Wisconsin, standards of service, issuance of securities, short-term debt obligations, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. In addition, we are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the State of Michigan, except as to issuance of securities, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Further, our hydroelectric facilities are regulated by FERC, and FERC also regulates our wholesale power service practices and electric reliability requirements. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs.

We are obligated in good faith to comply with all applicable governmental rules and regulations. If it is determined that we failed to comply with any applicable rules or regulations, whether through new interpretations or applications of the regulations or otherwise, we may be liable for customer refunds, penalties and other amounts, which could materially and adversely affect our results of operations and financial condition.

We estimate that within our regulated energy segment, approximately 88% of our electric revenues are regulated by the PSCW, 5% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. All of our natural gas revenues are regulated by the PSCW. Our ability to obtain rate adjustments in the future is dependent upon regulatory action, and there can be no assurance that we will be able to obtain rate adjustments in the future that will allow us to recover our costs and expenses and to maintain our current authorized rates of return.

We believe we have obtained the necessary permits, approvals and certificates for our existing operations and that our respective businesses are conducted in accordance with applicable laws; however, the impact of any future revision or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to us cannot be predicted. Changes in regulation, interpretations of regulations or the imposition of additional regulations could influence our operating environment and may result in substantial compliance costs.

Factors beyond We Power's control could adversely affect project costs and completion of the natural gas-fired and coal-fired generating units We Power is constructing as part of Wisconsin Energy's PTF strategy.

Under Wisconsin Energy's PTF strategy, we expect to meet a significant portion of our future generation needs through the leasing of two 545 MW natural gas-fired generating units at PWGS and two 615 MW coal-fired generating units to be located adjacent to our existing Oak Creek Power Plant. PWGS 1 was placed in service in July 2005 and has a current dependable capability of 575 MW. PWGS 2 is expected to go into service in the second quarter of 2008. OC 1 and OC 2 are scheduled to go into service in 2009 and 2010, respectively.

Large construction projects of this type are subject to usual construction risks over which We Power will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner, legal challenges and appeals to granted permits, including the WPDES permit granted in connection with the Oak Creek expansion, changes in applicable law or regulations, adverse interpretation or enforcement of permit conditions, laws and regulations by courts or the permitting agencies, other governmental actions and events in the global economy.

We face significant costs of compliance with existing and future environmental regulations.

We are subject to extensive environmental regulations affecting our past, present and future operations relating to, among other things, air emissions such as CO2, SO2, NOx, small particulates and mercury; water discharges; management of hazardous and solid waste (including polychlorinated biphenyls (PCBs)); and removal of degraded lead paint. We incur significant expenditures in complying with these environmental requirements, including expenditures for the installation of pollution control equipment, environmental monitoring, emissions fees and permits at all of our facilities.

Existing environmental regulations may be revised or new laws or regulations may be adopted which could result in significant additional expenditures, operating restrictions on our facilities and increased compliance costs. In addition to requiring capital expenditures, the operation of emission control equipment to meet emission limits and further regulations on our intake and discharge of water could increase our operating costs and could reduce the generating capacity of our power plants. In the event we are not able to recover all of our environmental expenditures from our customers in the future, our results of operations could be adversely affected.

Our electric and gas utility businesses are also subject to significant liabilities related to the investigation and remediation of environmental contamination at our current and former facilities, as well as at third-party owned sites. Due to the potential for imposition of stricter standards and greater regulation in the future and the possibility that other potentially responsible parties may not be financially able to contribute to cleanup costs, conditions may change or additional contamination may be discovered, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate.

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

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Global warming is increasingly a concern for the energy industry. Although there continues to be significant debate regarding the extent of global warming and the impact of human activity, federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, particularly CO2. In addition, there have been international efforts seeking legally binding reductions in emissions of greenhouse gases.

We believe it is likely that future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions. However, we cannot predict what form these future regulations will take, the stringency of the regulations or when they will become effective. Several bills have been introduced in the United States Congress that would compel CO2 emission reductions. While none have yet been passed by Congress, the competing bills remain pending. Proposals under consideration include limitations on the amount of greenhouse gases that can be emitted (so called "caps") together with systems of trading permitted emissions capacities. This type of system could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase costly allowances for such emissions. Emissions also could be taxed independently of limits.

In April 2007, the United States Supreme Court concluded that the EPA already has authority to regulate CO2 emissions under the CAA. As a result, the EPA is now reconsidering whether to regulate motor vehicle emissions of CO2 under the CAA. Any decision to regulate motor vehicle CO2 emissions under the CAA may have significant implications for stationary sources of CO2 emissions including fossil fuel fired electric generating plants.

At the state level, on April 5, 2007, the Governor of Wisconsin signed Executive Order 191 creating the Task Force on Global Warming to bring together a group of Wisconsin business, industry, government, energy and environmental leaders to examine the effects of, and solutions to, global warming in Wisconsin. We are actively participating in the Task Force. The purpose of the Task Force is to discuss and analyze possible solutions to global warming challenges that pose a threat to Wisconsin's economic and environmental health. The Task Force is charged with creating a state plan of action to deliver to the Governor to reduce greenhouse gas emissions in Wisconsin. The work of the Governor's Task Force is ongoing.

In addition, on November 14, 2007, the Governor of Michigan signed Executive Order 2007-42 creating the Michigan Climate Action Council, which is similar in scope and purpose to the Task Force on Global Warming in Wisconsin.

The Governors of both Michigan and Wisconsin have signed on to the "Midwestern Greenhouse Gas Reduction Accord" and the associated "platform" document developed through the Midwest Governor's Association. The stated goal of the platform is to "maximize the energy resources and economic advantages and opportunities of Midwestern states while reducing emissions of atmospheric CO2 and other greenhouse gases." Certain elements of this agreement have the potential to impact the cost and nature of our operations in Wisconsin and Michigan.

These state and regional initiatives could lead to legislation and regulation of greenhouse gas emissions that could be implemented sooner and/or independent of federal regulation. These regulations could be more stringent than any federal legislation that is adopted.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with any future legislation and/or regulation that requires a reduction in greenhouse gas emissions, or that recovery will not be delayed or otherwise conditioned. Future legislation and/or regulation designed to reduce greenhouse gas emissions could make some of our electric generating units uneconomic to maintain or operate and could affect future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

We continue to monitor the legislative and regulatory developments in this area. Although we expect the regulation of greenhouse gas emissions to have a material impact on our operations and rates, we believe it is premature to attempt to quantify the possible costs of the impacts.

Acts of terrorism could materially and adversely affect our financial condition and results of operations.

Our electric generation and gas transportation facilities, including the facilities of third parties on which we rely, could be targets of terrorist activities, including cyber terrorism. A terrorist attack on our facilities (or those of third parties) could result in a full or partial disruption of our ability to generate, transmit, transport, purchase or distribute electricity or natural gas or cause environmental repercussions. Any operational disruption or environmental repercussions could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations and financial condition.

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

Significant increases in the cost of natural gas affect our electric and gas utility operations. Natural gas costs have increased in recent years because the supply of natural gas has not kept pace with the demand for natural gas, which has grown throughout the United States as a result of increased reliance on natural gas-fired electric generating facilities. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas reserves are developed.

We burn natural gas in several of our peaking power plants and in the leased PWGS 1 and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. In addition, higher natural gas costs also can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well. We bear the regulatory risk for the recovery of fuel and purchased power costs when those costs are higher than the base rate established in our rate structure. For 2008, we will be unable to prospectively recover fuel and purchased power costs until the costs exceed a pre-established annual band.

In addition, higher natural gas costs increase our working capital requirements. As a result of our GCRM, our gas distribution business receives dollar for dollar pass through of the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative sources of fuel or reduce their usage, which could reduce future gas margins. In addition, higher natural gas costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

We are dependent on coal for much of our electric generating capacity. While we have coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will fulfill their obligations to supply coal to us. The suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices, or we may be forced to obtain additional power purchases through other potentially higher cost generating resources in the MISO Energy Markets. Higher costs to obtain coal increase our working capital requirements.

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

Poor investment performance of pension plan holdings and other factors impacting pension plan costs could unfavorably impact our liquidity and results of operations.

Our cost of providing non-contributory defined benefit pension plans are dependent upon a number of factors resulting from actual plan experience and assumptions concerning the future, such as earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions to be made to the plans. Changes made to the plans may also impact current and future pension costs. We expect to contribute approximately $43.6 million to fund the pension plans in 2008. Depending upon the growth rate of the pension investments over time and depending upon the other factors impacting our costs as listed above, we could be required to contribute significant additional amounts in the future to fund our plans. These additional funding obligations could have a material adverse impact on our cash flows, financial condition or results of operations.

We are exposed to risks related to general economic conditions in our service territories.

Our electric and gas utility businesses are impacted by the economic cycles of the customers we serve. In the event regional economic conditions or the demand for products produced in our service area decline, we may experience reduced demand for electricity and/or natural gas that could result in decreased earnings and cash flow. In addition, regional economic conditions also impact our collections of accounts receivable.

Our business is dependent on our ability to successfully access capital markets.

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities, preferred stock and equity contributions from our parent, Wisconsin Energy. Recently, certain investment banks announced the adoption of the "Carbon Principles," a set of guidelines designed to help the investment banks assess environmental risk in connection with the financing of new fossil fuel power plants. The Carbon Principles are expected to be employed in conjunction with an "Enhanced Environmental Diligence Process" in evaluating whether to participate in the financing of such projects.

Successful implementation of our long-term business strategies is dependent upon our ability to access the capital markets under competitive terms and rates. If our access to the capital markets were limited due to a ratings downgrade, prevailing market conditions or other factors, our results of operations and financial condition could be materially and adversely affected.

Customer growth in our service areas affects our results of operations.

Our results of operations are affected by customer growth in our service areas. Customer growth can be affected by population growth as well as economic factors in Wisconsin and the Upper Peninsula of Michigan, including job and income growth. Customer growth directly influences the demand for electricity and the need for additional power generation and generating facilities. A population decline in our service territories or slower than anticipated customer growth could have a material adverse impact on our cash flow, financial condition or results of operations.

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

Also, if we are unable to obtain, renew or comply with these governmental permits, authorizations or licenses, or if we are unable to recover any increased costs of complying with additional license requirements or any other associated costs in our rates in a timely manner, our results of operations and financial condition could be materially and adversely affected.

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

FERC continues to support the existing RTOs that affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented the MISO Energy Markets on April 1, 2005. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system.

In addition, MISO plans to implement an Ancillary Services Market for operating reserves that would be simultaneously co-optimized with MISO's existing energy markets. The Ancillary Services Market is expected to commence in June 2008. The implementation of these and other new market designs has the potential to increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the market and costs associated with estimated payment settlements.
ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our principal properties outright, except that the major portion of our electric utility distribution lines, steam utility distribution mains and gas utility distribution mains and services are located, for the most part, on or under streets and highways and on land owned by others and are generally subject to granted easements, consents or permits.

As of December 31, 2007, we owned or leased the following generating stations with dependable capabilities during 2007 as indicated.

Name	Fuel	No. of Generating Units	Dependable Capability in MW (a) July

Coal-Fired Plants
Oak Creek	Coal	4	1,135
Presque Isle	Coal	7	547
Pleasant Prairie	Coal	2	1,208
Valley	Coal	2	267
Edgewater 5 (b)	Coal	1	105
Milwaukee County	Coal	3	10

Total Coal-Fired Plants		19	3,272
Hydro Plants (13 in number)		33	54
Port Washington Generating Station (c)	Gas	1	575
Germantown Combustion Turbines	Gas/Oil	5	345
Concord Combustion Turbines	Gas/Oil	4	388
Paris Combustion Turbines	Gas/Oil	4	400
Other Combustion Turbines & Diesel	Gas/Oil	3	23
Byron Wind Turbines (d)	Wind	2	-

Total System		71	5,057

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility. The values were established by test and may change slightly from year to year.

(b)	We have a 25% interest in Edgewater 5 Generating Unit, which is operated by Alliant Energy Corp, an unaffiliated utility.
(c)	Effective July 2005, we began leasing PWGS 1, a natural gas-fired generation unit with 575 MW of dependable capability, from We Power under a 25 year lease.
(d)	The Byron Wind Turbines are able to generate up to 1.2 MW of electricity; however, due to the intermittent characteristics of wind power, their dependable capability is less than 1 MW.

As of December 31, 2007, our electric utility operated approximately 22,050 pole-miles of overhead distribution lines and 22,440 miles of underground distribution cable, as well as approximately 358 distribution substations and 278,000 line transformers. We own various office buildings and service centers throughout our service areas.

As of December 31, 2007, our gas distribution system included approximately 9,247 miles of distribution mains connected at 22 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. We have a liquefied natural gas storage plant that converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dth per day. Our gas distribution system consists almost entirely of plastic and coated steel pipe. We also own office buildings, gas regulating and metering stations and major service centers, including garage and warehouse facilities, in certain communities in which we serve. Where distribution lines and services and gas distribution mains and services occupy private property, we have in some, but not all instances obtained consents, permits or easements for these installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

As of December 31, 2007, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, 9 miles of walkable tunnels and other pressure regulating equipment.

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

EPA Information Requests:   We responded to an EPA request received in August 2004 for information pursuant to CERCLA Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours owned a parcel of property that is within the property boundaries of the site. In April 2006, we received a special notice letter from the EPA identifying us as a potentially responsible party and commencing a negotiation period with the EPA and other parties regarding the conduct of a RI/FS and reimbursement of the EPA's costs. We, along with other parties, have entered into an Administrative Settlement Agreement and Order with the EPA to perform the RI/FS and reimburse the EPA's oversight costs. The parties anticipate that investigation activities will commence in 2008. Under the Settlement Agreement, we do not admit to any liability for the site, waive any liability defenses, or commit to perform future site remedial activities at this time. Our share of the costs to perform the RI/FS and reimburse the EPA's oversight costs, as well as potential future remediation cost estimates and reserves, are included in the estimated manufactured gas plant values reported in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

See Environmental Compliance in Item 1 and Environmental Matters, Manufactured Gas Plant Sites, Ash Landfill Sites and EPA - Consent Decree in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements which are incorporated by reference herein, for a discussion of matters related to certain solid waste and coal-ash landfills, manufactured gas plant sites and air quality.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters and Power the Future in Item 7 for information concerning rate matters in the jurisdictions where we do business.

OTHER MATTERS

Used Nuclear Fuel Storage and Removal:   See Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations in Item 7 for information concerning the DOE's breach of contract with us that required the DOE to begin permanently removing used nuclear fuel from Point Beach by January 31, 1998.

Stray Voltage:   In recent years, several actions by dairy farmers have been commenced or claims made against us for loss of milk production and other damages to livestock allegedly caused by stray voltage resulting from the operation of our electrical system.

In May 2005, a stray voltage lawsuit was filed against us. This lawsuit was settled in June 2007 and such settlement did not have a material adverse effect on our financial condition or results of operations.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2007 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected. Reference to Wisconsin Gas LLC includes the time spent with the company prior to its conversion from a corporation to an LLC.

Gale E. Klappa.   Age 57.

  Wisconsin Energy Corporation -- Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
  Wisconsin Electric Power Company -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Wisconsin Gas LLC -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  The Southern Company -- Executive Vice President, Chief Financial Officer and Treasurer from March 2001 to April 2003. Chief Strategic Officer from October 1999 to March 2001. The SouthernCompany is a public utility holding company serving the southeastern United States.
  Director of Joy Global, Inc.
  Director of Wisconsin Energy Corporation, Wisconsin Electric Power Company and Wisconsin Gas LLC since 2003.

Charles R. Cole.   Age 61.

  Wisconsin Electric Power Company -- Senior Vice President since 2001.
  Wisconsin Gas LLC -- Senior Vice President since July 2004.

Stephen P. Dickson.   Age 47.

  Wisconsin Energy Corporation -- Vice President since 2005. Controller since 2000.
  Wisconsin Electric Power Company -- Vice President since 2005. Controller since 2000.
  Wisconsin Gas LLC -- Vice President since 2005. Controller since 1998.

James C. Fleming.   Age 62.

  Wisconsin Energy Corporation -- General Counsel since March 2006. Executive Vice President since January 2006.
  Wisconsin Electric Power Company -- General Counsel since March 2006. Executive Vice President since January 2006.
  Wisconsin Gas LLC -- General Counsel since March 2006. Executive Vice President since January 2006.
  Southern Company Services, Inc. -- Vice President and Associate General Counsel from 1998 to December 2005. Southern Company Services is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

Frederick D. Kuester.   Age 57.

  Wisconsin Energy Corporation -- Executive Vice President since May 2004.
  Wisconsin Electric Power Company -- Executive Vice President since May 2004. Chief Operating Officer since October 2003.
  Wisconsin Gas LLC -- Executive Vice President since May 2004.
  Mirant Corporation -- Senior Vice President - International from 2001 to October 2003 and Chief Executive Officer of Mirant Asia-Pacific Limited from 1999 to October 2003. Mirant is a multi-national energy company that produces and sells electricity. Mirant Corporation and certain of its subsidiaries voluntarily filed for bankruptcy in July 2003. Other than certain Canadian subsidiaries, none of Mirant's international subsidiaries filed for bankruptcy.

Allen L. Leverett.   Age 41.

  Wisconsin Energy Corporation -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Electric Power Company -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Gas LLC -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Georgia Power Company -- Executive Vice President, Chief Financial Officer and Treasurer from May 2002 to July 2003. Assistant Treasurer from 2000 to 2002. Georgia Power Company is a utility affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

Kristine Rappé.    Age 51.

  Wisconsin Energy Corporation -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2003 to April 2004.
  Wisconsin Electric Power Company -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 1994 to April 2004.
  Wisconsin Gas LLC -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

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

Quarter	2007	2006

	(Millions of Dollars)

First	$44.9	$44.9
Second	44.9	44.9
Third	-	-
Fourth	89.8	89.8

Total	$179.6	$179.6

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

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

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2007	2006	2005	2004	2003
Year Ended December 31
Earnings available for
common stockholder (Millions)	$ 287.7	$ 275.6	$ 283.6	$ 248.7	$ 255.5

Operating revenues (Millions)
Electric	$ 2,674.6	$ 2,499.5	$ 2,320.9	$ 2,070.8	$ 1,986.4
Gas	611.9	590.0	593.6	523.8	513.0
Steam	35.1	27.2	23.5	22.0	22.5

Total operating revenues	$ 3,321.6	$ 3,116.7	$ 2,938.0	$ 2,616.6	$ 2,521.9

At December 31 (Millions)
Total assets	$ 8,312.8	$ 8,257.8	$ 7,909.2	$ 7,050.3	$ 6,644.6
Long-term debt and capital lease
obligations (including current maturities)	$ 1,990.4	$ 2,152.1	$ 2,058.5	$ 1,706.8	$ 1,599.5

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Millions of Dollars) (a)

	March		June

Three Months Ended	2007	2006	2007	2006

Total operating revenues	$ 915.5	$ 872.7	$ 758.2	$ 685.8
Operating income	$ 119.6	$ 142.6	$ 88.0	$ 94.3
Earnings available for
common stockholder	$ 69.9	$ 87.1	$ 55.6	$ 56.8

	September		December

Three Months Ended	2007	2006	2007	2006

Total operating revenues	$ 784.7	$ 745.2	$ 863.2	$ 813.0
Operating income	$ 140.7	$ 126.1	$ 142.5	$ 92.9
Earnings available for
common stockholder	$ 84.8	$ 77.7	$ 77.4	$ 54.0

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's
Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

INTRODUCTION

Wisconsin Electric Power Company, a wholly-owned subsidiary of Wisconsin Energy, is engaged primarily in the business of generating electricity and distributing electricity and natural gas in Wisconsin and the Upper Peninsula of Michigan. Unless qualified by their context, when used in this document the terms Wisconsin Electric, the Company, our, us or we refer to Wisconsin Electric Power Company and its subsidiary.

Wisconsin Energy is also the parent company of Wisconsin Gas, a natural gas distribution utility, which serves customers throughout Wisconsin; Edison Sault, an electric utility which serves customers in the Upper Peninsula of Michigan; and We Power. We Power is principally engaged in the engineering, construction and development of electric generating power facilities for long-term lease to us. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of "We Energies."

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy's key corporate strategy is PTF, which was announced in September 2000. This strategy is designed to address Wisconsin's growing electric supply needs by increasing the electric generating capacity in the state while maintaining a fuel-diverse, reasonably priced electric supply. It is also designed to improve the delivery of energy within our distribution systems to meet increasing customer demands and to support our commitment to improved environmental performance. Wisconsin Energy's PTF strategy, which is discussed further below, is having, and is expected to continue to have, a significant impact on us. In July 2005, the first of four new electric generating units under the PTF strategy was placed into service. Construction on the remaining three units is underway with the second PWGS unit expected to be placed in service during the second quarter of 2008.

Sale of Point Beach:   On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel, associated inventories and assumed the obligation to decommission the plant. We retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, we have deferred the net gain on the sale of approximately $418 million as a regulatory liability and have deposited those proceeds into a restricted cash account.

In connection with the sale, we also transferred $390 million of decommissioning funds to the buyer. We then liquidated the balance of the decommissioning trust assets and retained approximately $552 million, which was also placed into the restricted cash account. We intend to use the cash in the restricted cash account and the interest earned on the balance for the benefit of our customers and to pay certain taxes. Our regulators are directing the manner in which these proceeds will benefit customers. For further information on the 2008 rate case, see Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters in this report.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we will be paying a predetermined price per MWh for energy delivered. For additional information on the sale of Point Beach, see Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in this report.

Power the Future Strategy:   In February 2001, Wisconsin Energy filed a petition with the PSCW that would allow Wisconsin Energy to begin implementing its 10-year PTF strategy to improve the supply and reliability of electricity in Wisconsin. PTF is intended to meet a growing demand for electricity and ensure a diverse fuel mix while keeping electricity prices reasonable. Under PTF, Wisconsin Energy is (1) investing approximately $2.6 billion in 2,120 MW of new natural gas-fired and coal-fired generating capacity at existing sites; (2) upgrading our existing electric generating facilities; and (3) investing in upgrades of our existing energy distribution system. The new generating capacity will be built by We Power.

Subsequent to Wisconsin Energy's February 2001 filing, the Wisconsin legislature amended several laws, making changes which were critical to the implementation of PTF. In October 2001, the PSCW issued a declaratory ruling finding, among other things, that it was prudent to proceed with PTF and for Wisconsin Energy to incur the associated pre-certification expenses. However, individual expenses are subject to review by the PSCW in order to be recovered.

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

As of December 31, 2007, Wisconsin Energy:

Received approval from the PSCW to build two 545 MW natural gas-fired intermediate load units in Port Washington, Wisconsin (PWGS 1 and PWGS 2). PWGS 1 was placed into service in July 2005 and is fully operational. PWGS 1 was completed within the PSCW approved cost parameters.

Completed site preparation for PWGS 2 and procured all of the major components for PWGS 2. Construction is underway and PWGS 2 is expected to become operational in the second quarter of 2008.

Received approval from the PSCW to build two 615 MW coal-fired base load units (OC 1 and OC 2) adjacent to the site of our existing Oak Creek Power Plant in Oak Creek, Wisconsin (the Oak Creek expansion), with OC 1 expected to be in service in 2009 and OC 2 in 2010. The CPCN was granted contingent upon us obtaining the necessary environmental permits. We have received all permits necessary to commence construction. In June 2005, construction commenced at the site.

Completed the planned sale of approximately a 17% ownership interest in the Oak Creek expansion to two co-owners. We will lease We Power's approximate 515 MW interest in each unit.
Received approval from the PSCW for various leases between us and We Power.

Primary risks under PTF are construction risks associated with the schedule and costs for both Wisconsin Energy's Oak Creek expansion and PWGS 2; continuing legal challenges to permits obtained and changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions, laws and regulations by the permitting agencies; the inability to obtain necessary operating permits in a timely manner; obtaining the investment capital from outside sources necessary to implement the strategy; governmental actions and events in the global economy.

For additional information regarding risks associated with the PTF strategy, as well as the regulatory process, and specific regulatory approvals, see Factors Affecting Results, Liquidity and Capital Resources below.

Utility Operations:   We are realizing operating efficiencies through the integration of our operations with those of Wisconsin Gas. These operating efficiencies are expected to continue to increase customer satisfaction and further reduce operating costs. In connection with Wisconsin Energy's PTF strategy, we are improving our existing energy distribution systems and upgrading existing electric generating assets.

RESULTS OF OPERATIONS

EARNINGS

2007 vs. 2006:   Earnings increased to $287.7 million in 2007 compared with $275.6 million in 2006. Operating income increased $34.9 million between the comparative periods. During 2007, we experienced more favorable weather which increased electric and gas sales. In addition, we experienced an increase in retail sales as a result of customer growth and we reached a settlement regarding a billing dispute with our largest customers, two iron ore mines. These items were partially offset by an increase in fuel and purchased power expenses.

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

The following table summarizes our consolidated earnings during 2007, 2006 and 2005:

	2007	2006	2005

	(Millions of Dollars)
Utility Gross Margin
Electric (See below)	$1,693.3	$1,710.1	$1,555.0
Gas (See below)	170.0	158.4	147.3
Steam	24.3	18.6	15.6

Total Gross Margin	1,887.6	1,887.1	1,717.9
Other Operating Expenses
Other operation and maintenance	1,041.9	1,074.5	880.5
Depreciation, decommissioning and amortization	269.7	270.9	281.8
Property and revenue taxes	91.7	85.8	78.3
Amortization of gain	(6.5)	-	-

Operating Income	490.8	455.9	477.3
Equity in Earnings of Transmission Affiliate	37.9	33.9	30.4
Other Income and Deductions, net	41.7	42.9	28.4
Interest Expense, net	93.0	87.0	85.8

Income Before Income Taxes	477.4	445.7	450.3
Income Taxes	188.5	168.9	165.5
Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$287.7	$275.6	$283.6

During September 2007, we completed the sale of Point Beach. In connection with the sale, a power purchase agreement with an affiliate of FPL became effective to purchase all of the energy produced by Point Beach. As a result of the sale and the power purchase agreement, we expect future income statements to look different than historical income statements. Prospectively, we expect to see significantly higher purchased power expense because we will be purchasing energy from Point Beach. We also expect to see a reduction of other operation and maintenance costs, as well as lower depreciation, decommissioning and amortization costs because we no longer own Point Beach. Under the power purchase agreement, we also expect to see higher costs for purchased power in the summer months and lower amounts in the non-summer months. Finally, we expect our future income statements to reflect the regulatory impact of the amortization of the gain resulting from the sale of Point Beach.

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2007 with similar information for 2006 and 2005, including a summary of electric operating revenues and electric sales by customer class.

	Electric Revenues and Gross Margin			Electric MWh Sales

Electric Utility Operations	2007	2006	2005	2007	2006	2005

	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$915.5	$870.8	$815.6	8,416.1	8,154.0	8,389.6
Small Commercial/Industrial	840.6	796.0	727.6	9,185.4	8,899.0	8,943.9
Large Commercial/Industrial	664.2	637.0	592.7	11,036.7	10,972.2	11,489.8
Other-Retail	19.2	18.9	17.5	162.4	163.7	166.5

Total Retail Sales	2,439.5	2,322.7	2,153.4	28,800.6	28,188.9	28,989.8
Wholesale - Other	83.5	68.1	85.6	1,939.6	1,819.0	2,300.6
Resale - Utilities	110.7	73.5	42.5	1,920.7	1,436.2	682.8
Other Operating Revenues	40.9	35.2	39.4	-	-	-

Total	$2,674.6	$2,499.5	$2,320.9	32,660.9	31,444.1	31,973.2

Fuel and Purchased Power
Fuel	570.0	487.7	432.6
Purchased Power	411.3	301.7	333.3

Total Fuel and Purchased Power	981.3	789.4	765.9

Total Electric Gross Margin	$1,693.3	$1,710.1	$1,555.0

Weather -- Degree Days (a)
Heating (6,627 Normal)				6,508	6,043	6,628
Cooling (722 Normal)				800	723	949

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2007 vs. 2006:   Our electric utility operating revenues increased by $175.1 million, or 7.0%, when compared to 2006. The biggest drivers of the increase in revenues relate to the recognition of revenues attributable to fuel and purchased power of approximately $37.4 million and increased revenues related to Resale - Utilities of approximately $37.2 million. Our policy for electric fuel revenues is to not recognize revenue for any currently billable amounts if it is probable that we will refund those amounts to customers. In 2006, we experienced lower than expected fuel and purchased power costs, and we established $37.4 million of reserves to reflect amounts that were refunded to customers. No such reserves were established in 2007 as we experienced higher fuel and purchased power costs. The increase in Resale - Utilities reflects our ability to sell electricity into the MISO and PJM markets due to the increased availability of our baseload plants. Under the Wisconsin fuel rules, sales to other utilities reduce fuel costs charged to customers.

In addition, we estimate that $27.1 million of the increase in operating revenues relates to pricing increases. This increase primarily reflects rate increases received in late January 2006 that were in effect for the entire twelve months ended December 31, 2007 and a wholesale rate increase effective May 2007. We also estimate that $28.9 million of the increase was due to more favorable weather and $22.8 million relates to sales growth in residential and commercial sales. Finally, approximately $9.0 million of the increase relates to the settlement in the second quarter of 2007 of a billing dispute with our largest customers, two iron ore mines.

Our retail electric sales volume grew by approximately 2.2%. The increase in retail sales was driven by growth in residential and commercial sales and more favorable weather in 2007 as compared to the same period in 2006. In 2007, heating degree days increased by approximately 7.7% compared to 2006, and cooling degree days increased by approximately 10.7%.

Our electric utility operating revenues are expected to increase in 2008 primarily due to the implementation of the January 2008 Wisconsin retail pricing increase. However, as the primary driver for the pricing increase is increased costs, we do not expect this pricing increase to cause a material increase in earnings. For more information on the pricing increases and the fuel cost adjustment clause, see Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources.

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

Our electric sales volumes decreased by 1.7% in 2006 as compared to 2005 due to mild weather and lower commercial and industrial sales, offset by an increase in sales for resale. Residential sales volumes decreased 2.8% due largely to weather. In 2006, heating degree days decreased approximately 8.8% compared to 2005, and cooling degree days decreased approximately 23.8%. We estimate that the weather had an unfavorable impact on operating revenues of approximately $46.5 million when compared to the prior year. Total sales volumes to commercial/industrial customers decreased 2.8% between the comparative periods. Sales volumes to commercial/industrial customers, excluding our two largest customers, decreased 1.4%. Sales volumes in the wholesale class decreased approximately 19.6% compared to the prior year due, in part, to the expiration of a wholesale contract on December 31, 2005. The increase in sales volumes to other utilities is attributed to the availability of PWGS 1 for all of 2006, which provided additional generation capacity. PWGS 1 was not operational until the third quarter of 2005.

Electric Fuel and Purchased Power Expenses

2007 vs. 2006:   Our fuel and purchased power expenses increased by $191.9 million, or approximately 24.3%, when compared to 2006. Our total electric sales volume increased by approximately 3.9%, when compared to the twelve months ended December 31, 2006. However, our average fuel and purchased power costs increased by $4.87 per MWh, or approximately 20.6%. The largest factors for the higher cost per MWh are the power purchase agreement entered into in connection with the sale of Point Beach, which increased total purchased power costs by approximately $47.0 million, increased coal and transportation costs, increased market prices for purchased energy and an increase in production of gas-fired generation used for opportunity sales.

We expect that electric fuel and purchased power expenses in 2008 will be higher than 2007 because of the full year impact of the Point Beach power purchase agreement and expected increases in the cost of coal and related transportation.

2006 vs. 2005:   In 2006, our fuel and purchased power expenses increased by $23.5 million, or approximately 3.1%, when compared to 2005. Our average cost of fuel and purchased power increased from $23.95 per MWh in 2005 to $25.10 per MWh in 2006. The largest factor for the higher cost per MWh was a 24.1% increase in the per MWh cost of coal-fired generation, which includes coal and related transportation costs, between the comparative periods. This increase was partially offset by increased generation from Point Beach and a decrease in the average costs of purchased power and fuel for our natural gas-fired units.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2007, 2006 and 2005:

Gas Utility Operations	2007	2006	2005

	(Millions of Dollars)

Operating Revenues	$611.9	$590.0	$593.6
Cost of Gas Sold	441.9	431.6	446.3

Gross Margin	$170.0	$158.4	$147.3

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under our GCRM. The following table compares our gas utility gross margin and therm deliveries by customer class during 2007, 2006 and 2005:

	Gross Margin			Therm Deliveries

Gas Utility Operations	2007	2006	2005	2007	2006	2005

	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$113.1	$104.8	$96.4	342.6	313.2	340.5
Commercial/Industrial	38.7	35.5	33.0	199.6	190.3	199.9
Interruptible	0.7	0.6	0.5	7.1	6.0	6.2

Total Retail Gas Sales	152.5	140.9	129.9	549.3	509.5	546.6
Transported Gas	15.6	15.4	15.6	333.7	303.1	355.8
Other Operating	1.9	2.1	1.8	-	-	-

Total	$170.0	$158.4	$147.3	883.0	812.6	902.4

Weather -- Degree Days (a)
Heating (6,627 Normal)				6,508	6,043	6,628

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2007 vs. 2006:   Our gas margin increased by $11.6 million, or 7.3%, between the comparative periods. We estimate that approximately $8.7 million of this increase related to increased sales as a result of more normal winter weather. Temperatures (as measured by heating degree days) were approximately 7.7% colder in 2007 as compared to 2006. As a result, our retail therm deliveries increased approximately 7.8% from 2006. In addition, we estimate that our gas margin improved by $2.3 million due to a rate order that went into effect in the latter part of January 2006 and was effective for the entire twelve months ended December 31, 2007.

We expect our gas margin to increase in 2008 primarily because of pricing increases as a result of the January 2008 rate order. In addition, 2008 gross margin will be impacted by weather and customer demand. For more information on the pricing increases, see Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources below.

2006 vs. 2005:   Our gas margin increased by $11.1 million, or 7.5%, between the comparative periods. The increase in gross margin was due, in part, to a pricing increase that was granted by the PSCW and implemented in January 2006. The gas pricing increase was primarily granted to recover higher operating costs, including bad debt expenses. We estimate that our gross margin increased between the comparative periods by approximately $19.1 million due to this pricing increase.

The 2006 pricing increase was partially offset by a decline in gas sales volumes that was driven by mild winter weather and by lower customer usage. Temperatures (as measured by heating degree days) were approximately 8.8% warmer in 2006 as compared to 2005. The mild winter weather reduced customer demand for heating. We estimate that the weather decreased our gross margin by approximately $8.3 million between the comparative periods. In 2006, we saw a reduction in normalized use of gas per customer which we believe was caused by high natural gas prices and the continued improvements in energy efficient appliances. During 2006, we estimated this reduction in normalized use decreased our gross margin by approximately $2.0 million. The decrease in volume of transport gas sales was due in part to fuel switching during months where gas commodity prices were high during 2006. Residential therm deliveries decreased 8.0% as compared to 2005, due to warmer weather and a decrease in use per customer that was driven in part by high commodity prices.

Other Operation and Maintenance Expense

2007 vs. 2006:   Our other operation and maintenance expense decreased by $32.6 million, or 3.0%, when compared to 2006. This decrease was primarily because of a decline in nuclear operations of approximately $37.8 million because we owned Point Beach for only nine months in 2007 as compared to a full year in 2006. Additionally, fossil operations decreased by approximately $6.0 million due to fewer planned outages in 2007 as compared to 2006. These decreases were partially offset by an increase of $11.4 million in regulatory amortizations as a result of the January 2006 rate order. The January 2006 rate order covered increased expenses related to transmission costs, bad debt costs and PTF costs.

Our utility operation and maintenance expenses are influenced by wage inflation, employee benefit costs, plant outages and the amortization of regulatory assets. While we expect our 2008 other operation and maintenance costs to decline as a result of the Point Beach sale, we expect a net increase in 2008 costs because of increased amortization of regulatory assets as directed by the January 2008 rate order.

2006 vs. 2005:   Our other operation and maintenance expense increased by $194.0 million, or 22.0%, when compared to 2005. As discussed above, we received a pricing increase in January 2006 to cover increased costs. The increases in other operation and maintenance expenses that relate to the pricing increase include higher PTF lease costs of $85.4 million, increased transmission expenses of $62.7 million, increased renewable energy and energy efficiency program expenses of $9.1 million and increased bad debt expenses of $2.8 million. Other operation and maintenance expenses increased approximately $34.8 million due to PWGS 1 operating costs and the timing of scheduled outages and maintenance projects at our coal plants. In 2005, we received approximately $10.0 million as a settlement to resolve a vendor dispute, reducing other operation and maintenance expense in 2005. These increases were partially offset by decreased nuclear operating and maintenance expense. In 2006, we had only one scheduled nuclear refueling outage as compared to two scheduled refueling outages in 2005, which resulted in approximately a $10.9 million decrease in nuclear operation and maintenance expenses between the comparative periods. In addition, the elimination of seams elimination transmission charges, effective March 31, 2006, resulted in reduced costs of approximately $9.5 million for 2006.

Depreciation, Decommissioning and Amortization Expense

2007 vs. 2006:   Depreciation, decommissioning and amortization expense decreased by $1.2 million, or 0.4%, when compared to 2006. This decrease reflects a reduction in depreciation and decommissioning costs related to the sale of Point Beach in September 2007 offset, in part, by normal plant additions.

We expect depreciation, decommissioning and amortization expense to decline slightly in 2008 because we no longer own Point Beach. This decline is expected to be partially offset by normal plant additions and the addition of new wind generation.

2006 vs. 2005:   Depreciation, decommissioning and amortization expense decreased by $10.9 million, or 3.9%, when compared to 2005. In January 2006, we implemented new depreciation rates approved by the PSCW which reduced annual depreciation expense. We estimate that the new rates reduced annual depreciation expense by approximately $15 million, which was offset, in part, by net plant additions in 2006.

Amortization of Gain

In connection with the sale of Point Beach, we recorded a net gain of approximately $902.2 million, representing a net gain on the sale and the decommissioning assets retained by the Company. We reached agreements with our respective regulators whereby we deferred the gain as a regulatory liability as it would be used for the benefit of our customers, primarily in the form of bill credits.

We will amortize the regulatory liability to income as we issue customer bill credits. During 2007, we issued $6.5 million of bill credits to Michigan customers. In 2008 and 2009, we expect to amortize approximately $359.3 million and $255.3 million of the deferred gain, respectively, as we issue additional customer bill credits. In addition, in 2008 the PSCW authorized a one-time amortization of approximately $85.0 million to match the amortization of $85.0 million of regulatory assets, which will be reflected in the first quarter of 2008.

Other Income and Deductions, Net

The following table identifies the components of consolidated other income and deductions, net during 2007, 2006 and 2005.

Other Income and Deductions, Net	2007	2006	2005

	(Millions of Dollars)

Carrying Costs	$28.8	$25.0	$20.4
Gain on Sale of Property	12.9	3.2	3.5
AFUDC - Equity	5.1	14.5	9.2
Donations and Contributions	(10.3)	(6.0)	(6.7)
Other, net	5.2	6.2	2.0

Total Other Income and Deductions, Net	$41.7	$42.9	$28.4

2007 vs. 2006:   Other income and deductions, net decreased by $1.2 million when compared to 2006. The reduction primarily reflects a decrease in AFUDC of $9.4 million in connection with environmental controls related to the new scrubber placed in service at our Pleasant Prairie Power Plant during the fourth quarter of 2006. This scrubber was installed as part of the implementation of our EPA Consent Decree. For further information on the Consent Decree with the EPA, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. This reduction was offset, in part, by an increase in gains on sales of property primarily associated with land sold in Northern Wisconsin and the Upper Peninsula of Michigan.

2006 vs. 2005:   Other income and deductions, net increased by $14.5 million when compared to 2005. The largest increases relate to increased AFUDC - Equity of $5.3 million and capitalized carrying costs of $4.6 million.

Interest Expense, Net

Interest Expense, Net	2007	2006	2005

	(Millions of Dollars)

Gross Interest Costs	$94.8	$92.1	$90.4
Less: Capitalized Interest	1.8	5.1	4.6

Interest Expense, Net	$93.0	$87.0	$85.8

2007 vs. 2006:   Interest expense, net increased by $6.0 million in 2007 when compared with 2006. This increase was due to a full year of interest on the $300 million of 5.70% Debentures that we issued in November 2006 and a reduction in capitalized interest due to lower construction levels.

We expect interest expense, net to increase in 2008 due to increased debt levels to fund our planned construction activity; however, these increases are expected to be mitigated by increases in our capitalized interest.

2006 vs. 2005:   Interest expense, net increased by $1.2 million in 2006 when compared with 2005. This increase was due to higher interest rates on short-term debt, increased average balances of commercial paper outstanding and a net increase in long-term debt outstanding. These increases were partially offset by the items that follow. We expensed approximately $6.2 million in 2005 related to the amortization of costs associated with prior debt redemptions. These costs were fully amortized as of July 2005; therefore, there was no similar expense in 2006. In addition, there was increased capitalized interest in 2006 due to a higher average balance of construction projects in 2006.

Income Taxes

2007 vs. 2006:   Our effective income tax rate was 39.5% in 2007 compared with 38.0% in 2006.

2006 vs. 2005:   Our effective income tax rate was 38.0% in 2006 compared with 36.9% in 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2007, 2006 and 2005:

Wisconsin Electric	2007	2006	2005

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$213.8	$498.5	$481.3
Investing Activities	$236.2	($473.8)	($482.1)
Financing Activities	($446.2)	($29.7)	($2.1)

Operating Activities

2007 vs. 2006:   Cash provided by operating activities was $213.8 million during 2007, which is $284.7 million lower than 2006. This decline was primarily due to higher tax payments, lower fuel recoveries and changes in working capital. In 2007, we paid approximately $108 million in cash taxes because of the Point Beach sale and the liquidation of the nuclear decommissioning trust. In addition, cash taxes from operating income were higher due to higher taxable income. Our cash from fuel collections was unfavorable in 2007 as compared to 2006 because in 2006 we over-collected fuel and purchased power costs and in 2007 we under-collected such costs.

2006 vs. 2005:   Cash provided by operating activities increased to $498.5 million during 2006 compared with $481.3 million during 2005. There were two primary areas that drove this improvement in operating cash flows. During 2006, we estimate that our collections of fuel costs improved by nearly $95 million as we had favorable collections in 2006 and unfavorable recoveries and fuel cost deferrals in 2005. The other primary area related to the working capital requirements related to gas in storage. During 2006, we entered into certain contracts that reduced our need to inject gas in storage. In addition, lower gas commodity prices, offset in part by less withdrawals due to weather, have lowered working capital requirements between the comparative periods. We estimate that these items reduced our cash needs for gas in storage by approximately $25.0 million. Partially offsetting these items was an increase of cash taxes of approximately $58.6 million due to higher taxable earnings.

Investing Activities

2007 vs. 2006:   During 2007, net cash inflows from investing activities were $236.2 million compared with cash outflows of $473.8 million in 2006. The most significant factor related to cash provided by investing activities relates to the unrestricted proceeds we received from the sale of Point Beach as well as the liquidation of the decommissioning trust. Our 2007 capital expenditures increased $82.3 million over 2006. This increase was expected and it primarily reflects our construction activity for environmental controls.

During 2007, we experienced a significant inflow of cash related to the sale of Point Beach; however, we restricted a significant amount of that cash as it will be used for the benefit of our customers. The 2007 cash flows related to the Point Beach sale are summarized as follows:

(Millions of Dollars)

Proceeds from the sale of Point Beach	$924.1
Proceeds from the liquidation of decommissioning trusts	552.4

Total Proceeds	1,476.5
Less: Proceeds restricted for the benefit of customers, net of taxes and bill credits	(731.6)

Unrestricted cash to the Company	$744.9

As the gain on the Point Beach sale is given back to customers, primarily in the form of bill credits, we will release the restricted cash. We expect approximately $408 million of restricted cash will be released as the Point Beach gain will be amortized to income in 2008 and the remaining balance will be released and amortized in future years.

2006 vs. 2005:   During 2006, net cash outflows from investing activities were $473.8 million compared with $482.1 million in 2005. The decrease primarily reflects lower capital expenditures of $10.5 million, partially offset by an increase in capital contributions to ATC of $3.6 million.

Financing Activities

The following table summarizes our cash flows from financing activities:

	2007	2006	2005

	(Millions of Dollars)

Dividends to Wisconsin Energy	($179.6)	($179.6)	($179.6)
Capital Contribution from Wisconsin Energy	-	100.0	-
Increase (Reduction) in Total Debt	(271.9)	50.0	178.7
Other	5.3	(0.1)	(1.2)

Cash Used in Financing	($446.2)	($29.7)	($2.1)

2007 vs. 2006:   During 2007, we used $446.2 million for net financing activities compared with $29.7 million during 2006. During 2007, we retired $250 million of unsecured 3.50% debentures due December 1, 2007 at their scheduled maturity.

2006 vs. 2005:   During 2006, we used $29.7 million for net financing activities compared with $2.1 million during 2005. In November 2006, we issued $300 million of 5.70% Debentures due December 1, 2036. The net proceeds from the sale were used to retire our $200 million of 6-5/8% Debentures due November 15, 2006 at their scheduled maturity and to repay outstanding commercial paper incurred for working capital requirements. During 2006, short-term debt decreased approximately $48.5 million.

For additional information concerning changes in our long-term debt, see Note G -- Long-Term Debt in the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND REQUIREMENTS

We are the obligor under two series of insured tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million that were issued in 2004 (the 2004 Bonds). Since the 2004 Bonds were issued, they have borne interest at an "auction rate." Because of substantial disruptions in the auction rate bond market that occurred in early to mid-February, 2008, we gave notice on February 15, 2008 of the exercise of our option to purchase all of the 2004 Bonds (in lieu of redemption) on March 4, 2008 at a purchase price of par plus accrued interest to the date of purchase. We intend to issue commercial paper to fund the purchase of the 2004 Bonds. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the 2004 Bonds and have them remarketed to third parties.

Capital Resources

We anticipate meeting our capital requirements during 2008 and the next several years primarily through internally generated funds and short-term borrowings, supplemented from time to time, depending on market conditions and other factors, by the issuance of intermediate or long-term debt securities and equity contributions from our parent.

In August 2007, we filed a shelf registration statement with the SEC to issue up $800 million in debt securities. The registration statement has been declared effective by the SEC and, subject to market conditions, is available for use.

We have access to capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We believe that we have adequate capacity to fund our operations for the foreseeable future through our borrowing arrangements, access to capital markets and internally generated cash.

We have a credit agreement that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

As of December 31, 2007, we had approximately $496.0 million of available unused lines under our bank back-up credit facility and $354.3 million of total consolidated short-term debt outstanding.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes our facility as of December 31, 2007:

Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

(Millions of Dollars)

$500.0	$4.0	$496.0	March 2011	5 year

This facility has a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our consolidated capitalization structure as of December 31:

Capitalization Structure	2007		2006

	(Millions of Dollars)

Common Equity	$2,656.2	52.8%	$2,528.6	50.4%
Preferred Stock	30.4	0.6%	30.4	0.6%
Long-Term Debt (a)	1,338.1	26.6%	1,587.2	31.6%
Capital Lease Obligations (a)	652.3	13.0%	564.9	11.3%
Short-Term Debt	354.3	7.0%	304.2	6.1%

Total	$5,031.3	100.0%	$5,015.3	100.0%

(a) Includes current maturities

We recorded a $162.1 million capital lease in November 2007 in connection with the in-service date of the Oak Creek coal handling system. For additional information, see Note G -- Long-Term Debt in the Notes to Consolidated Financial Statements.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by S&P, Moody's and Fitch as of December 31, 2007:

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Senior Secured Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

In July 2007, S&P affirmed our corporate credit rating and revised our ratings outlook from negative to stable.

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

Capital Requirements

Total capital expenditures are currently estimated to be approximately $600 million during 2008. Due to changing environmental and other regulations such as air quality standards and electric reliability initiatives that impact us, future long-term capital requirements may vary from recent capital requirements. We currently expect these capital expenditures to be between $500 million and $700 million per year during the next three years.

In June 2005, we purchased the development rights to a wind farm project (Blue Sky Green Field) from Navitas Energy, Inc. After receiving the necessary approvals and permits, we began construction in June 2007. Wind turbine components began arriving at the site during the fourth quarter of 2007. We estimate that this project will add 145 MW of generating capacity and the capital cost of the project, excluding AFUDC, will be approximately $300 million. We currently expect the wind turbines to be placed into service by the second quarter of 2008.

In addition, in October 2007 we provided notice to FPL Energy, a subsidiary of FPL, that we were exercising the option we received in connection with the sale of Point Beach to purchase all rights to a new wind farm site in central Wisconsin. Once the purchase is complete, we will proceed with securing approvals and permits for construction and operation, and we expect to install wind turbines with approximately 100 MW of generating capacity. We expect the wind turbines to be placed into service between late 2010 or 2011, subject to regulatory approvals and turbine availability.

Investments in Outside Trusts:   We have funded our pension obligations and certain OPEB obligations in outside trusts. Collectively, these trusts had investments that exceeded $0.8 billion as of December 31, 2007. These trusts hold investments that are subject to the volatility of the stock market and interest rates. For further information, see Note L -- Benefits in the Notes to Consolidated Financial Statements.

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

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$3,303.1	$72.3	$144.7	$144.6	$2,941.5
Capital Lease Obligations (c)	2,400.0	105.5	214.1	219.1	1,861.3
Operating Lease Obligations (d)	135.1	37.0	44.3	35.4	18.4
Purchase Obligations (e)	12,845.5	689.7	1,238.0	780.1	10,137.7
Other Long-Term Liabilities (f)	75.2	73.0	1.5	0.7	-

Total Contractual Obligations	$18,758.9	$977.5	$1,642.6	$1,179.9	$14,958.9

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on our Long-Term Debt and the Long-Term Debt of our affiliate (excluding capital lease obligations).

(c)	Capital Lease Obligations for PWGS 1, power purchase commitments and the OC coal handling system.

(d)	Operating Lease Obligations for power purchase commitments and vehicle and rail car leases.

(e)

Purchase Obligations under various contracts for the procurement of fuel, power, gas supply and associated transportation and for information technology and other services for utility operations. This includes the power purchase agreement for all of the energy produced by Point Beach.

(f)

Other Long-Term Liabilities include the expected 2008 supplemental executive retirement plan obligation and non-discretionary pension contribution. For additional information on employer contributions to our benefit plans see Note L -- Benefits in the Notes to Consolidated Financial Statements.

The table above does not include FIN 48 liabilities. For further information regarding FIN 48 liabilities, refer to Note E -- Income Taxes in the Notes to Consolidated Financial Statements in this report.

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

Regulatory Recovery:   Our electric operations burn natural gas in our leased power plants, in several of our peaking power plants and as a supplemental fuel at several coal-fired plants. In addition, the cost of purchased power is generally tied to the cost of natural gas. We bear regulatory risk for the recovery of these fuel and purchased power costs when these costs are higher than the base rate established in our rate structure. For further information on the recovery of fuel and purchase power costs see Commodity Prices below.

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

Commodity Prices:   In the normal course of providing energy, we are subject to market fluctuations of the costs of coal, natural gas and the cost of purchased power. We manage our fuel and gas supply costs through a portfolio of short- and long-term procurement contracts with various suppliers for the purchase of coal, natural gas and fuel oil. In addition, we manage the risk of price volatility by utilizing gas and electric hedging programs.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of our risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted prospectively. For 2008, we will operate under a traditional fuel cost adjustment clause in the Wisconsin retail jurisdiction whereby fuel revenues may be adjusted prospectively if fuel and purchased power costs fall outside a pre-established annual band of plus or minus 2%. For information regarding the 2008 fuel rules, see Rates and Regulatory Matters.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility operations through a gas cost recovery mechanism, which mitigates most of the risk of gas cost variations. For information concerning the electric utility fuel cost adjustment procedure and our natural gas utility's GCRM, see Rates and Regulatory Matters.

Natural Gas Costs:   Significant increases in the cost of natural gas affect our electric and gas utility operations. Natural gas costs have increased because the supply of natural gas in recent years has not kept pace with the demand for natural gas. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas resources are developed.

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

In February 2005, the PSCW authorized the use of the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates. This authorization extends through March 2009.

As a result of our GCRM, our gas distribution operation receives dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our electric revenues are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2007, 2006 and 2005, as measured by degree-days, may be found above in Results of Operations.

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding at December 31, 2007. Borrowing levels under these arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2007 of our outstanding portfolio of $354.3 million of short-term debt with a weighted average interest rate of 4.92% and $164.4 million of variable-rate long-term debt with a weighted average interest rate of 4.39%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $3.5 million before taxes from short-term borrowings and by $1.6 million before taxes from variable rate long-term debt outstanding.

Marketable Securities Return:   We fund our pension and OPEB obligations through various trust funds, which in turn invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by changes in the market price of trust fund assets. We expect that the risk of expense and contribution variations as a result of changes in the market price of trust fund assets would be mitigated in part through future rate actions by our various utility regulators. Through December 31, 2005, we were operating under a PSCW-ordered, qualified five-year rate restriction period.

At December 31, 2007, we held, or Wisconsin Energy held on our behalf, the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments.

Wisconsin Electric Power Company	Millions of Dollars

Pension trust funds	$719.4
Other post-retirement benefits trust funds	$126.9

Fiduciary oversight of the pension and OPEB trust fund investments is the responsibility of an Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study for the pension fund projects long-term annualized returns of approximately 8.5%.

Credit Ratings:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment only in the event of a credit rating change to below investment grade. As of December 31, 2007, we estimate that the collateral or the termination payment required under these agreements totaled approximately $195.1 million. In addition, we have commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

Economic Conditions:   We are exposed to market risks in the regional midwest economy. Our sales growth is impacted by Wisconsin employment and industrial production demand.

Inflation:   We continue to monitor the impact of inflation, especially with respect to the rising costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance and new generation in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. We have expectations of slightly elevated inflation in these costs and resultant energy costs in the near future. We do not believe the impact of general inflation will have a material impact on our future results of operations.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Risk Factors in Item 1A.

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

The PTF units include PWGS 1, PWGS 2, OC 1 and OC 2. The following table identifies certain key items related to the units:

Unit Name	Expected In Service	Authorized Cash Costs (a)

PWGS 1	July 2005 (Actual)	$ 333 million (Actual)
PWGS 2	Second Quarter 2008	$ 329 million
OC 1	2009	$ 1,300 million
OC 2	2010	$ 640 million

(a)

Authorized cash costs represent the PSCW approved costs and the increases for factors such as inflation as identified in the PSCW approved lease terms for PWGS 2, and adjusted for Wisconsin Energy's ownership percentages in the case of OC 1 and OC 2.

Power the Future - Port Washington

Background:   In December 2002, the PSCW issued a written order (the Port Order) granting Wisconsin Energy, us and We Power a CPCN to commence construction of the PWGS consisting of two 545 MW natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant. The Port Order also authorized Wisconsin Gas to proceed with the construction of a connecting natural gas lateral, which was completed in December 2004, and it authorized ATC to construct transmission system upgrades to serve PWGS 1 and PWGS 2. PWGS 1 was completed in July 2005 and placed into service at that time. PWGS 1 was completed within the PSCW approved cost parameters. In October 2003, we received approval from FERC to transfer by long-term lease certain associated FERC jurisdictional transmission related assets from We Power to us. Construction of PWGS 2 is well underway. Site preparation, including removal of the old coal units at the site, was completed in early 2006, and all of the major components have been procured. The unit is expected to begin commercial operation in the second quarter of 2008.

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

Legal and Regulatory Matters:   There are currently no legal challenges to the construction of PWGS and all construction permits have been received for PWGS 1 and PWGS 2. As a result of the enactment of the Energy Policy Act, FERC, through an amendment to Section 203 of the Federal Power Act, has been given jurisdiction over the acquisition of generation (which includes leasing generation), an activity that previously was not subject to FERC's jurisdiction. Under FERC's rules implementing the Energy Policy Act, we, along with Wisconsin Energy, and We Power, filed a joint application for FERC authorization to transfer the generating assets and limited interconnection facilities of PWGS 2 through a lease arrangement between We Power and us. Approval was received from FERC for this asset transfer in December 2006.

Power the Future - Oak Creek Expansion

Background:   In November 2003, the PSCW issued an order (the Oak Creek Order) granting us, along with Wisconsin Energy and We Power, a CPCN to commence construction of two 615 MW coal-fired units (the Oak Creek expansion) to be located adjacent to the site of our existing Oak Creek Power Plant. We anticipate OC 1 will be operational in 2009 and OC 2 will be operational in 2010. The Oak Creek Order concluded, among other things, that there was a need for additional electric generation for Southeastern Wisconsin and that a diversity of fuel sources best serves the interests of the State. The total cost for the two units was set at $2.191 billion, and the order provided for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. The CPCN was granted contingent upon us obtaining the necessary environmental permits. All necessary permits have been received at this time. In June 2005, construction commenced at the site. In November 2005, we completed the sale of approximately a 17% interest in the project to two unaffiliated entities, who will share ratably in the construction costs.

The Oak Creek expansion includes a new coal handling system that will serve both the existing units at Oak Creek and OC 1 and OC 2. The new coal handling system was placed into service during the fourth quarter of 2007 at a cost of approximately $171.2 million.

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

A contested case hearing for the WPDES permit was held in March 2006. The ALJ upheld the issuance of the permit in a decision issued in July 2006. In August 2006, the opponents filed in Dane County Circuit Court for judicial review of the ALJ's decision upholding the issuance of the permit. In March 2007, the Dane County Circuit Court affirmed in part the decision by the ALJ to uphold the WDNR's issuance of the permit. The Court also remanded certain aspects of the ALJ's decision for further consideration based on the January 2007 decision by the Federal Court of Appeals for the Second Circuit concerning the federal rule on cooling water intake systems for existing facilities (the Phase II rule) (Riverkeeper, Inc. v. EPA, 475 F.3d 83 (2d Cir. 2007)). The Second Circuit found certain portions of the Phase II rule impermissible and remanded several parts of the Phase II rule to the EPA for further consideration or potential additional rulemaking. Consistent with its announcement in March, in July 2007, the EPA formally suspended the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems for existing facilities.

In November 2007, the ALJ determined that the two additional coal-fired units, OC 1 and OC 2, are new facilities under Section 316(b) of the Clean Water Act. The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two units, pointing out that, based upon the present record, the water intake system currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities.

The ALJ remanded the WPDES permit to the WDNR and directed the WDNR to reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. As part of the decision, the ALJ restated his prior opinion that the water intake system currently under construction may not be operated until the Wisconsin Division of Hearings and Appeals hears any challenge to a reissued or modified permit.

We believe that there are alternatives under the EPA rule for new facilities that would permit the use of the once-through cooling system under construction rather than the use of cooling towers. We have requested that the WDNR issue a modified permit that authorizes the use of the once-through cooling system under the Phase I rule, have submitted information in support of that request and anticipate making additional information submissions in the near future. We anticipate that the WDNR will issue a modified permit in the first half of 2008. At this time, we cannot predict with certainty what the WDNR's decision will be. A re-issued or modified permit will be subject to a public comment period and can be challenged in a hearing before the Wisconsin Division of Hearings and Appeals or through judicial review. While the process for modifying the WPDES permit proceeds, we will continue construction of OC 1 and OC 2 on the current schedule.

In addition, we filed in Milwaukee County Circuit Court a petition for judicial review of the ALJ's decision. We took this action, even though we did not believe that the ALJ's decision is a "final order" that is reviewable, to ensure that we did not lose our right to appeal. The City of Oak Creek and the WDNR also filed petitions for judicial review and the petitions were consolidated into a single case. At the time that we filed our petition for review, we also filed a motion requesting a determination from the court that the ALJ order is not final and, therefore, not subject to judicial review at this time. On February 11, 2008, the Court granted our motion dismissing the three petitions for review on the grounds that the ALJ's decision is not a final order and further ruled that all issues decided by the ALJ may be judicially reviewed when there is a final agency decision.

As a result of the enactment of the Energy Policy Act, FERC, through an amendment to Section 203 of the Federal Power Act, has been given jurisdiction over the acquisition of generation (which includes leasing generation), an activity that previously was not subject to FERC's jurisdiction. Under FERC's rules implementing the Energy Policy Act, we, along with Wisconsin Energy and We Power, filed a joint application for FERC authorization to transfer the generating assets and limited interconnection facilities of OC 1 and OC 2 through a lease arrangement between We Power and us. We received approval from FERC on these leases in December 2006.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the State of Wisconsin, while FERC regulates our wholesale power and electric transmission service rates. The MPSC regulates our retail electric rates in the State of Michigan. We estimate that approximately 88% of our electric revenues are regulated by the PSCW, 5% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. All of our natural gas revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

The table below summarizes the anticipated annualized revenue impact of recent rate changes.

	Incremental
	Annualized	Percent
	Revenue	Change	Effective
Service - Wisconsin Electric	Increase	in Rates	Date

	(Millions)

Retail electric, Wisconsin	$389.1	17.2%	January 17, 2008
Retail gas, Wisconsin	$4.0	0.6%	January 17, 2008
Retail steam, Wisconsin	$3.6	11.2%	January 17, 2008
Retail electric, Michigan	$0.3	0.6%	May 23, 2007
Fuel electric, Michigan	$3.4	7.5%	January 1, 2007
Retail electric, Wisconsin	$222.0	10.6%	January 26, 2006
Retail gas, Wisconsin	$21.4	2.9%	January 26, 2006
Retail steam, Wisconsin	$7.8	31.5%	January 26, 2006
Fuel electric, Michigan	$2.7	5.9%	January 1, 2006
Fuel electric, Wisconsin	$7.7	0.3%	November 24, 2005
Fuel electric, Michigan	$2.5	5.8%	November 1, 2005
Retail electric, Wisconsin	$59.7	3.1%	May 19, 2005
Retail steam, Wisconsin	$0.5	3.6%	May 19, 2005
Fuel electric, Wisconsin	$114.9	5.9%	March 18, 2005
Fuel electric, Michigan	$3.4	8.0%	January 1, 2005

2008 Pricing:   During 2007, we initiated rate proceedings. We asked the PSCW to approve a comprehensive plan which would result in price increases of $648.6 million for our electric customers in Wisconsin. This price increase would be reduced by expected bill credits resulting from the sale of Point Beach. The initial rate filing estimated bill credits of $371.0 million in 2008 and $187.5 million in 2009, resulting in net pricing increases of 7.5% in 2008 and 7.5% in 2009. In addition, we requested a 1.8% price increase in 2008 for our gas customers and an approximately 16.0% price increase in 2008 for all steam customers in Milwaukee.

Electric pricing increases were needed to allow us to continue progress on previously approved initiatives, including: costs associated with the new PTF plants; recovery of costs associated with transmission; compliance with environmental regulations; continuation of investment in renewable and efficiency programs, including the new wind facilities approved by the PSCW in February 2007; and scheduled recovery of regulatory assets.

On January 17, 2008, the PSCW approved pricing increases for us as follows:

  $389.1 million (17.2%) in electric rates - the pricing increase will be offset by $315.9 million in bill credits in 2008 and $240.7 million in bill credits in 2009, resulting in a net increase of $73.2 million (3.2%) and $75.2 million (3.2%), respectively;
  $4.0 million (0.6%) for natural gas service; and
  $3.6 million (11.2%) for steam service.

In addition, the PSCW lowered our return on equity from 11.2% to 10.75%. The PSCW also determined that $85.0 million of the Point Beach proceeds should be immediately applied to offset certain regulatory assets.

We expect to provide a total of approximately $669.7 million of bill credits to our Wisconsin customers over the three year period ending 2010.

Michigan Price Increase Request:   On January 31, 2008, we filed a rate increase request with the MPSC. This overall request represents an increase in electric rates of 14.7%, or $22.0 million, to support the growing demand for electricity, continued investment in renewable programs, compliance with environmental regulations, addition of distribution infrastructure and increased operational expenses. This filing also includes a request for immediate rate relief of 5.6%, or approximately $8.4 million. We expect an order from the MPSC during the third quarter of 2008.

2006 Pricing:   In January 2006, we received an order from the PSCW that allowed us to increase annual electric revenues by approximately $222.0 million, or 10.6%, to recover increased costs associated with investments in Wisconsin Energy's PTF units, transmission services and fuel and purchased power, as well as costs associated with additional sources of renewable energy. The rate increase was based on an authorized return on equity of 11.2%. The order also required us to refund to customers, with interest, any fuel revenues that we receive that are in excess of fuel and purchased power costs that we incur, as defined by the Wisconsin fuel rules. The original order stipulated that any refund would also include interest at short-term rates. This refund provision did not extend past December 31, 2006.

During 2006, we experienced lower than expected fuel and purchased power costs. In September 2006, we requested and received approval from the PSCW to refund favorable fuel recoveries including accrued interest at a short-term rate. In addition, in September 2006 the PSCW determined that if the total recoveries for 2006 exceeded $36 million, interest on the amount in excess of $36 million would be paid at the rate of 11.2%, our authorized return on equity rather than at short-term rates as originally set forth in the order. During October 2006, we refunded $28.7 million, including interest, to Wisconsin retail customers as a credit on their bill and we received approval from the PSCW to refund an additional $10 million, including interest, in the first quarter of 2007.

During 2007, we operated under a traditional fuel cost adjustment clause in the Wisconsin retail jurisdiction whereby fuel revenues could have been adjusted prospectively if fuel and purchased power costs fell outside a pre-established annual band of plus or minus 2%.

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

Limited Rate Adjustment Requests

2005 Fuel Recovery Filing:   In February 2005, we filed an application with the PSCW for an increase in electric rates in the amount of $114.9 million due to the increased costs of fuel and purchased power as a result of customer growth and the increase in the reliance upon natural gas as a fuel source. We received approval for the increase in fuel recoveries on an interim basis in March 2005. In November 2005, we received the final rate order, which authorized an additional $7.7 million in rate increases, for a total increase of $122.6 million (6.2%). In December 2005, two parties filed suit against the PSCW in Dane County Circuit Court challenging the PSCW's decision to allow fuel cost recovery, while allowing us to keep the savings that resulted from Wisconsin Energy's acquisition of WICOR. As a condition of the PSCW approval of Wisconsin Energy's WICOR acquisition, we were restricted from increasing Wisconsin rates for a five year period ending December 31, 2005, with certain limited exceptions, but we were allowed to keep the savings generated from the merger. In July 2006, the Dane County Circuit Court affirmed the PSCW's decision. In August 2006, the opponents appealed this decision to the Wisconsin Court of Appeals. In July 2007, the Court of Appeals affirmed the Dane County Circuit Court decision upholding the PSCW order. The time period for appeal has expired and no appeals were filed.

2005 Revenue Deficiencies:   In May 2004, we filed an application with the PSCW for an increase in electric and steam rates for anticipated 2005 revenue deficiencies associated with (1) costs for the new PWGS and the Oak Creek expansion being constructed as part of Wisconsin Energy's PTF strategy, (2) costs associated with our energy efficiency procurement plan and (3) costs associated with making changes to our steam utility systems as part of the construction of the Marquette Interchange highway project in downtown Milwaukee, Wisconsin. The filing identified anticipated revenue deficiencies in 2005 attributable to Wisconsin in the amount of $84.8 million (4.5%) for our electric operations and $0.5 million (3.6%) for our steam operations. In January 2005, as a result of the litigation involving the Oak Creek expansion, we amended this filing to reduce the total revenue request to $52.4 million. In May 2005, the PSCW issued its final written order implementing an annualized increase in electric rates of $59.7 million (3.1%) and an increase of $0.5 million (3.6%) in steam rates.

Other Rate Matters

Electric Transmission Cost Recovery:   We divested our transmission assets with the formation of ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission infrastructure requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we defer transmission costs that exceed amounts embedded in our rates. We are allowed to earn a return on the unrecovered transmission costs at our weighted average cost of capital. As of December 31, 2007, we have deferred $240.9 million of unrecovered transmission costs. The January 2008 rate order provided for the recovery of these costs over six years and the escrow accounting treatment has been discontinued.

Fuel Cost Adjustment Procedure:   Within the State of Wisconsin, we operate under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity and purchase power contracts. Embedded within our base rates is an amount to recover fuel costs. Under the current fuel rules, no adjustments are made to rates as long as fuel and purchased power costs are expected to be within a band of the costs embedded in current rates for the twelve month period ending December 31. If, however, annual fuel costs are expected to fall outside of the band, and actual costs fall outside of established fuel bands, then we may file for a change in fuel recoveries on a prospective basis. For 2008, the band is plus or minus 2%.

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

Gas Cost Recovery Mechanism:   Our natural gas operations operate under a GCRM as approved by the PSCW. Generally, the GCRM allows for a dollar for dollar recovery of gas costs. There is an incentive mechanism under the GCRM which allows for increased revenues if we acquire gas lower than benchmarks approved by the PSCW. During 2007, 2006 and 2005, no additional revenues were earned under the incentive portion of the GCRM.

Bad Debt Costs:   In January 2006, the PSCW issued an order approving the amortization over the next five years of the bad debts deferred in 2004 for our gas operations. The bad debts deferred in 2004 related to electric operations will be considered for recovery in future rates, subject to audit and approval of the PSCW.

In February 2005, the PSCW approved our use of escrow accounting for residential bad debt costs. The final decision was received in March 2005. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates. As a result of this approval from the PSCW, which extends through March 2009, we escrowed approximately $9.5 million, $6.0 million and $9.7 million in 2007, 2006 and 2005, respectively, related to bad debt costs. The January 2008 rate order allowed for the continued use of escrow accounting.

MISO Energy Markets:   In January 2005, we requested deferral accounting treatment from the PSCW for certain incremental costs or benefits that may occur due to the implementation on April 1, 2005 of the MISO Energy Markets. We received approval for this accounting treatment in March 2005. Additionally, in March 2005 we submitted a joint proposal to the PSCW with other utilities requesting escrow accounting treatment for the MISO Energy Markets costs until each utility's first rate case following April 1, 2008. The purpose of the March 2005 request for escrow accounting was to provide clarification on costs not included in the March 2005 approval for deferral accounting treatment. The PSCW approved deferral treatment for these costs in June 2006. In August 2007, the PSCW issued an order that adjusted the deferral treatment for certain MISO costs and determined that deferral accounting would end December 31, 2007. For additional information, see Industry Restructuring and Competition -- Electric Transmission and Energy Markets -- MISO below.

Coal Generation Forced Outage - 2007:   In March 2007, we requested and received approval from the PSCW to defer as a regulatory asset approximately $13.2 million related to replacement power costs due to a forced outage of Unit 1 at the Pleasant Prairie Power Plant. The outage extended from February 2007 through March 2007. These costs will be recovered as part of the 2008 rate order.

Wholesale Electric Rates:   In August 2006, we filed a wholesale rate case with FERC. The filing requested an annual increase in rates of approximately $16.7 million applicable to four existing wholesale electric customers. This includes a mechanism for fuel and other cost adjustments. In November 2006, FERC accepted the rate filing subject to refund with interest. Three of the existing customers' rates were effective in January 2007. The remaining wholesale customer's rates were effective in May 2007. FERC approved a settlement of the rate filing in September 2007.

Depreciation Rates:   In January 2005, along with Wisconsin Gas, we filed a joint application with the PSCW for certification of depreciation rates for specific classes of utility plant assets. In November 2005, we received notice from the PSCW that the proposed estimated lives, net salvage values and depreciation rates were approved and became effective January 1, 2006. For more information, see Note A -- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin enacted new public benefits legislation, Act 141, which changes the renewable energy requirements for utilities. Act 141 requires Wisconsin utilities to provide 2% more of their total retail energy from renewable resources than their current levels by 2010, and 6% more renewable energy than their current levels by 2015. Act 141 establishes a statewide goal that 10% of all electricity in Wisconsin be generated by renewable resources by December 31, 2015. Assuming the bulk of additional renewables is wind turbines, we must obtain approximately 210 MW of additional renewable capacity by 2010 and another approximately 610 MW of additional renewable capacity by 2015 to meet the retail energy delivered requirements. We have already started development of additional sources of renewable energy to comply with commitments made as part of Wisconsin Energy's PTF initiative which will assist us in complying with Act 141. See Wind Generation below.

Act 141 allows the PSCW to delay a utility's implementation of the renewable portfolio standard if it finds that achieving the renewable requirement would be too expensive or would lessen reliability, or that new renewable projects could not be permitted on a timely basis or could not be served by adequate transmission facilities. The previous law did not include similar provisions. Act 141 provides that if a utility is in compliance with the renewable energy and energy efficiency requirements as determined by the PSCW, then the utility is considered in compliance with the Energy Priorities law. Prior to Act 141, there had been no agreement on how to determine compliance with the Energy Priorities law, which provides that it is the policy of the PSCW, to the extent it is cost-effective and technically feasible, to consider the following options in the listed order when reviewing energy-related applications: (1) energy conservation and efficiency, (2) noncombustible renewable energy resources, (3) combustible renewable energy resources, (4) natural gas, (5) oil or low sulfur coal and (6) high sulfur coal and other carbon-based fuels.

We continue to implement the requirements of Act 141. The PSCW has completed two rule-making proceedings required by the law. These proceedings dealt with renewable energy credits and conditions for utility and business voluntary participation in providing energy efficiency programs. Effective July 1, 2007, we began to pay the 1.2% charge to support energy efficiency, conservation and renewable programs in Wisconsin as required by Act 141.

Wind Generation:   In June 2005, we purchased the development rights to a wind farm project (Blue Sky Green Field) from Navitas Energy, Inc. After receiving the necessary approvals and permits, we began construction in June 2007. Wind turbine components began arriving at the site during the fourth quarter of 2007. We estimate that this project will add 145 MW of generating capacity and the capital cost of the project, excluding AFUDC, will be approximately $300 million. We currently expect the wind turbines to be placed into service by the second quarter of 2008.

In addition, in October 2007 we provided notice to FPL Energy, a subsidiary of FPL, that we were exercising the option we received in connection with the sale of Point Beach to purchase all rights to a new wind farm site in central Wisconsin. Once the purchase is complete, we will proceed with securing approvals and permits for construction and operation, and we expect to install wind turbines with approximately 100 MW of generating capacity. We expect the wind turbines to be placed into service between late 2010 or 2011, subject to regulatory approvals and turbine availability.

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

We had adequate capacity to meet all of our firm electric load obligations during 2007. All of our generating plants performed well during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs.

We expect to have adequate capacity to meet all of our firm load obligations during 2008. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures during 2008 as we have in past years.

ENVIRONMENTAL MATTERS

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation challenges related to current and past operations. Specific environmental issues affecting us include, but are not limited to, (1) air emissions such as CO2, SO2, NOx, small particulates and mercury, (2) disposal of combustion by-products such as fly ash and (3) remediation of former manufactured gas plant sites.

We are currently pursuing a proactive strategy to manage our environmental issues including (1) substituting new and cleaner generating facilities for older facilities as part of Wisconsin Energy's PTF strategy, (2) developing additional sources of renewable electric energy supply, (3) reviewing water quality matters such as discharge limits and cooling water requirements, (4) adding emission control equipment to existing facilities to comply with new ambient air quality standards and federal clean air rules, (5) entering into an agreement with the EPA to reduce emissions of SO2 and NOx by more than 65% by 2013, (6) evaluating and implementing improvements to our cooling water intake systems, (7) continuing the beneficial re-use of ash and other solid products from coal-fired generating units and (8) conducting the clean-up of former manufactured gas plant sites. The capital costs of implementing the EPA Consent Decree are estimated to be approximately $1 billion over the 10 years ending 2013. These costs are principally associated with the installation of air quality controls on Pleasant Prairie Units 1 and 2 and Oak Creek Units 5-8. In June 2007, we submitted an application to the PSCW requesting approval to construct environmental controls at Oak Creek Units 5-8 by 2012 as required by the EPA Consent Decree. We estimate the cost of this project to be approximately $750 million. Through December 31, 2007, we have spent approximately $381.0 million associated with implementing the EPA agreement. For further information concerning the Consent Decree, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.

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

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the 8-hour ozone NAAQS. States were required to develop and submit State Implementation Plans to the EPA by June 2007 to demonstrate how they intend to comply with the 8-hour ozone NAAQS. The rule that applies to emissions from our power plants in the affected areas of Wisconsin has been adopted by the state. The required reductions will be accomplished through implementation of the CAIR. (See below for further information regarding CAIR.) We believe compliance with the NOx emission reduction requirements under the agreement with the EPA will substantially mitigate costs to comply with the EPA's 8-hour ozone NAAQS. In June 2007, the EPA announced its proposal to further lower the 8-hour standard. Until this proposal becomes a final rule, we are unable to predict the impact on the operation of our existing coal-fired generation facilities.

PM2.5 Standard:   In December 2004, the EPA designated PM 2.5 non-attainment areas in the country. All counties in Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. It is unknown at this time whether Wisconsin or Michigan will require additional emission reductions as part of state or regional implementation of the PM2.5 standard and what impact those requirements would have on operation of our existing coal-fired generation facilities. In December 2006, a more restrictive federal standard became effective, which may place some counties into non-attainment status. This standard is currently being litigated. Until such time as the states develop rules and submit State Implementation Plans to the EPA to demonstrate how they intend to comply with the standard, we are unable to predict the impact of this more restrictive standard on the operation of our existing coal-fired generation facilities or Wisconsin Energy's new PTF generating units that we are leasing, including OC 1, OC 2 and PWGS.

Clean Air Interstate Rule:   The EPA issued the final CAIR regulation in March 2005 to facilitate the states in meeting the 8-hour ozone and PM2.5 standards by addressing the regional transport of SO2 and NOx. CAIR requires NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. The phase 1 compliance deadline is January 1, 2009 for NOx and January 1, 2010 for SO2, and the phase 2 compliance deadline is January 1, 2015 for both NOx and SO2. Overall, the CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. The states were required to develop and submit implementation plans by no later than March 2007. A final CAIR rule has been adopted in Wisconsin and Michigan. We believe that compliance with the NOx and SO2 emission reductions requirements under the Consent Decree will substantially mitigate costs to comply with the CAIR rule.

Clean Air Mercury Rule:   The EPA issued the final CAMR in March 2005, following the agency's 2000 regulatory determination that utility mercury emissions should be regulated. CAMR would limit mercury emissions from new and existing coal-fired power plants, and cap utility mercury emission in two phases, applicable in 2010 and 2018. The caps would limit emissions at approximately 20% and ultimately 70% below today's utility mercury levels. Because the control technology is under development, it is difficult to estimate what the cost would be to comply with the CAMR requirements. We believe the range of possible expenditures could be approximately $50 million to $200 million. The construction Air Permit issued for the Oak Creek expansion is not impacted by CAMR.

The federal rule was challenged by a number of states including Wisconsin and Michigan. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated CAMR and sent the rule back to the EPA for re-consideration. At this time, we cannot predict the timing or impact on our operations of a future federal rule.

In October 2004, the WDNR issued mercury emission control rules that affect electric utilities in Wisconsin. The Wisconsin rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program and require that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. In March 2007, the WDNR proposed changes to this rule to include an implementation plan for CAMR, along with a proposal for more stringent state-only rules. WDNR did not take any final action on the March 2007 rule proposal. The 2004 state rule will continue to apply to our Wisconsin facilities, unless and until it is revised in the future. This rule requires mercury emission reductions from existing coal-fueled units in three phases, beginning with an emission cap in 2008, and followed by a 40% reduction requirement by 2010 and a 75% reduction requirement by 2015.

As of January 2008, the Michigan Department of Environmental Quality has also proposed a rule to both implement CAMR and impose state-only requirements for achieving 90% emission reductions in 2015. At this time, we cannot predict how the Michigan Department of Environmental Quality will proceed with their rule proposal and its impact on our operations. As part of a new technology demonstration which we undertook in partnership with the DOE, technology for the control of mercury has been installed at our Presque Isle Power Plant. We plan to continue the operation of that equipment beyond the test period. Until the Michigan rule is promulgated, it is not known if that equipment will be sufficient to comply with reductions that might be required under that rule.

Clean Air Visibility Rule:   The EPA issued the CAVR in June 2005 to address regional haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines BART requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. Under CAVR, states are required to identify certain industrial facilities and power plants that affect visibility in the nation's 156 Class I protected areas. States are then required to determine the types of emission controls that those facilities must use to control their emissions. The pollutants from power plants that reduce visibility include particulate matter or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States were required to submit plans to implement CAVR to the EPA by December 2007. The reductions associated with the state plans are scheduled to begin to take effect in 2014, with full implementation before 2018. Wisconsin is in the final phase of promulgating rules which cover one aspect of the regulations. We do not believe that these rules, if adopted in their current form, will have a material impact on our costs. Michigan has not yet issued a draft rule. Until the rules are final, we are unable to predict the impact on our system.

Clean Water Act:   Section 316(b) of the CWA requires that the location, design, construction and capacity of cooling water intake structures reflect the BTA for minimizing adverse environmental impact. This law dates back to 1972; however, prior to September 2004, there were no federal rules that defined precisely how states and EPA regions determined that an existing intake met BTA requirements. The Phase II rule established, for the first time, national performance standards and compliance alternatives for existing facilities that are designed to minimize the potential adverse environmental impacts to aquatic organisms associated with water withdrawals from cooling water intakes. Costs associated with implementation of the 316(b) rules for our Oak Creek Power Plant, We Power's Oak Creek expansion and PWGS were included in project costs.

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

EPA Consent Decree:   In April 2003, we announced along with the EPA that a Consent Decree had been reached that resolved all issues related to a request for information that had been issued by the EPA. The U.S. District Court for the Eastern District of Wisconsin approved the amended Consent Decree and entered it in October 2007. For further information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Greenhouse Gases:   We continue to take voluntary measures to reduce our emissions of greenhouse gases. We support flexible, market-based strategies to curb greenhouse gas emissions, including emissions trading, joint implementation projects and credit for early actions. We support a voluntary approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters.

Our emissions in future years will continue to be influenced by several actions completed, planned or underway, including:

  Repowering the Port Washington Power Plant from coal to natural gas-fired combined cycle units.
  Adding coal-fired units as part of the Oak Creek expansion that will be the most thermally efficient coal units in our system.
  Increasing investment in energy efficiency and conservation.
  Adding additional wind capacity and promoting increased participation in the Energy for Tomorrow® renewable energy program.

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. Legislative proposals that would impose mandatory restrictions on CO2 emissions continue to be considered in the U.S. Congress. Although the ultimate outcome of these efforts cannot be determined at this time, mandatory restrictions on our CO2 emissions could result in significant compliance costs that could affect future results of operations, cash flows and financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions" under Item 1A Risk Factors in this report.

LEGAL MATTERS

Arbitration Proceedings:   Our largest electric customers, two iron ore mines, operate in the Upper Peninsula of Michigan. The mines represent approximately 6% of our annual electric sales; however, the earnings are insignificant to us. The mines had special negotiated contracts that expired in December 2007. The contracts had price caps for approximately 80% of the energy sales. We did not recognize revenue on amounts billed that exceeded the price caps.

The incremental power costs in the Upper Peninsula of Michigan are now determined by MISO. In April 2005, we began to bill the mines the incremental power costs as quantified by the MISO Energy Markets. The mines notified us that they were disputing these billings and a portion of these disputed amounts were deposited in escrow. In September 2005, the mines notified us that they filed for formal arbitration related to the contracts. We notified the mines that we believe that they failed to comply with certain notification provisions related to annual production as specified within the contracts.

In May 2007, we entered into a settlement agreement with the mines. The settlement was a full and complete resolution of all claims and disputes between the parties for electric service rendered by us under the power purchase agreements through March 31, 2007. Pursuant to the settlement, the mines paid us approximately $9.0 million and we released to the mines all funds held in escrow. The settlement also provided a mutually satisfactory pricing structure through the power purchase agreement expiration date of December 31, 2007. Beginning January 1, 2008, the mines became eligible to receive electric service from us in accordance with tariffs approved by the MPSC.

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

In recent years, dairy farmers have commenced actions or made claims against us for loss of milk production and other damages to livestock allegedly caused by stray voltage, and, more recently, ground currents resulting from the operation of our electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of this case, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern."

In May 2005, a stray voltage lawsuit was filed against us. This lawsuit was settled in June 2007 and such settlement did not have a material adverse effect on our financial condition or results of operations. Although we do not have any open stray voltage cases at this time, we continue to evaluate various options and strategies to mitigate this risk.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We previously owned two electric generating units (Unit 1 and Unit 2) at Point Beach in Two Rivers, Wisconsin. During 2007, 2006 and 2005, Point Beach provided approximately 17.5%, 25.7% and 20.3%, respectively, of our net electric energy supply.

On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel, associated inventories and assumed the obligation to decommission the plant. We retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, we have deferred the net gain on the sale of approximately $418 million as a regulatory liability and have deposited those proceeds into a restricted cash account.

In connection with the sale, we also transferred $390 million of decommissioning funds to the buyer. We then liquidated the balance of the decommissioning trust assets and retained approximately $552 million, which was also placed into the restricted cash account. We intend to use the cash in the restricted cash account and the interest earned on the balance for the benefit of our customers and to pay certain taxes. Our regulators are directing the manner in which these proceeds will benefit customers. For further information on the 2008 rate case, see Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters in this report.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we are paying a predetermined price per MWh for energy delivered according to a schedule that is established in the agreement. Under the agreement, if our credit rating from either S&P or Moody's falls below investment grade, or if the holders of any indebtedness in excess of $100 million accelerate or have the right to accelerate the maturity of such indebtedness as a result of a default, we would need to provide a parent guaranty or other form of collateral in the amount of $100 million (escalating at 3% per year commencing in 2024).

Used Nuclear Fuel Storage and Disposal:   During our ownership of Point Beach, we were authorized by the PSCW to load and store sufficient dry fuel storage containers to allow Point Beach Units 1 and 2 to operate to the end of their original operating licenses, but not to exceed the original 48-canister capacity of the dry fuel storage facility. The original operating licenses were set to expire in October 2010 for Unit 1 and in March 2013 for Unit 2 before they were renewed by the NRC in December 2005.

Temporary storage alternatives at Point Beach are necessary until the DOE takes ownership of and permanently removes the used fuel as mandated by the Nuclear Waste Policy Act of 1982, as amended in 1987. The Nuclear Waste Policy Act established the Nuclear Waste Fund which is composed of payments made by the generators and owners of such waste and fuel. Effective January 31, 1998, the DOE failed to meet its contractual obligation to begin removing used fuel from Point Beach, a responsibility for which we paid a total of $215.2 million into the Nuclear Waste Fund over the life of our ownership of Point Beach.

On August 13, 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the DOE's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, we filed a complaint on November 16, 2000 against the DOE in the Court of Federal Claims. In October 2004, the Court of Federal Claims granted our motion for summary judgment on liability. The Court held a trial during September and October 2007 to determine damages. We anticipate a decision by the end of 2008 or during 2009. We incurred substantial damages prior to the sale of Point Beach and we are seeking recovery of our damages in this lawsuit. We expect that any recoveries would be considered in setting future rates.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

The regulated energy industry continues to experience significant changes. FERC continues to support large RTOs, which will affect the structure of the wholesale market. To this end, the MISO implemented a bid-based market, the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. The MISO Energy Markets commenced operation on April 1, 2005. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail access might be implemented in Wisconsin; however, Michigan has adopted retail choice which potentially affects our Michigan operations. In August 2005, President Bush signed into law the Energy Policy Act, which impacts the electric utility industry. (See Other Matters below for additional information on the Energy Policy Act). In addition, major issues in industry restructuring, implementation of RTO markets and market power mitigation received substantial attention in 2006 and prior years. We continue to focus on infrastructure issues through Wisconsin Energy's PTF growth strategy.

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

Competition and customer switching to alternative suppliers in our service territory in Michigan has been limited. With the exception of two general inquiries, no alternate supplier activity has occurred in our service territory in Michigan. We believe that this lack of alternate supplier activity reflects our small market area in Michigan, our competitive regulated power supply prices and a general lack of interest in the Upper Peninsula of Michigan as a market for alternative electric suppliers.

Electric Transmission and Energy Markets

ATC:    ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. As of February 1, 2002, operational control of ATC's transmission system was transferred to MISO, and we became a non-transmission owning member and customer of MISO.

MISO:   In connection with its status as a FERC approved RTO, MISO implemented a bid-based energy market, the MISO Energy Markets, which commenced operations on April 1, 2005. As part of this energy market, MISO developed a market-based platform for valuing transmission congestion and losses premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through FTRs.

FTRs are allocated to market participants by MISO. A new allocation of FTRs was completed for the period of June 1, 2007 through May 31, 2008. We were granted substantially all of the FTRs that we were permitted to request during the allocation process. Previously, our unhedged congestion costs had not been explicitly identified and were embedded in our fuel and purchased power expenses. The congestion charges are deferred as approved by the PSCW, and we expect to recover these costs in current rates, subject to review and approval by the PSCW.

In MISO, base transmission costs are currently being paid by LSEs located in the service territories of each MISO transmission owner. On February 1, 2008, FERC issued several orders confirming that the current transmission cost allocation methodology is just and reasonable and should continue in the future. These orders are subject to rehearings or appeals.

In April 2006, FERC issued an order determining that MISO had not applied its energy markets tariff correctly in the assessment of RSG charges. FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. In October 2006 and March 2007, we received additional rulings from FERC on these issues. FERC's rulings have been challenged by MISO and numerous other market participants. MISO commenced with the resettlement of the market in accordance with the orders in July 2007. The resettlement was completed in January 2008 and resulted in a net cost increase of $7.8 million. Several entities filed formal complaints with FERC on the assessment of these charges. We filed in support of these complaints.

In November 2007, FERC issued another RSG order related to the rehearing requests previously filed. This order provided a clarification that is contrary to how MISO has been implementing the resettlements. Once again, we filed for rehearing or clarification, along with several other parties.

In addition, FERC ruled on the formal complaints filed by other entities in August 2007. FERC ruled that the current RSG cost allocation methodology may be unjust and unreasonable and established a refund effective date of August 10, 2007. MISO has been ordered to file a new cost allocation methodology by March 2008. At this time, we are unable to determine the resulting financial impact associated with this proceeding.

MISO is in the process of developing a market for two ancillary services, regulation reserves and contingency reserves. In February 2007, MISO filed tariff revisions to include ancillary services. The MISO ancillary services market is expected to begin in June 2008. We currently self-provide both regulation reserves and contingency reserves. In the MISO ancillary services market, we expect that we will buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market is expected to reduce overall ancillary services costs in the MISO footprint. The MISO ancillary services market is also expected to enable MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

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

ACCOUNTING DEVELOPMENTS

New Pronouncements:   See Note B -- Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements for information on new accounting pronouncements.

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

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments:

Regulatory Accounting:   We operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Under SFAS 71, the actions of our regulators may allow us to defer costs that non-regulated companies would expense. The actions of our regulators may also require us to accrue liabilities that non-regulated entities would not. As of December 31, 2007, we had $940.3 million in regulatory assets and $1,571.8 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow SFAS 71. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under SFAS 71, may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

Pension and OPEB:   Our reported costs of providing non-contributory defined pension benefits (described in Note L -- Benefits in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

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

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant:

Pension Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$5.1
0.5% decrease in expected rate of return on plan assets	$4.0

In addition to pension plans, we maintain OPEB plans which provide health and life insurance benefits for retired employees (described in Note L -- Benefits in the Notes to Consolidated Financial Statements). We account for these plans in accordance with SFAS 106. Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future OPEB costs. OPEB costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the OPEB and post-retirement costs. Our OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, our regulators have adopted SFAS 106 for rate making purposes.

The following chart reflects OPEB plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant:

OPEB Plans	Impact on Reported
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$2.1
0.5% decrease in health care cost trend rate in all future years	($2.5)
0.5% decrease in expected rate of return on plan assets	$0.6

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total operating revenues during 2007 of $3.3 billion included accrued revenues of $213.4 million as of December 31, 2007.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2007	2006	2005

	(Millions of Dollars)

Operating Revenues	$ 3,321.6	$ 3,116.7	$ 2,938.0

Operating Expenses
Fuel and purchased power	992.1	798.0	773.8
Cost of gas sold	441.9	431.6	446.3
Other operation and maintenance	1,041.9	1,074.5	880.5
Depreciation, decommissioning and amortization	269.7	270.9	281.8
Property and revenue taxes	91.7	85.8	78.3
Amortization of gain	(6.5)	-	-

Total Operating Expenses	2,830.8	2,660.8	2,460.7

Operating Income	490.8	455.9	477.3

Equity in Earnings of Transmission Affiliate	37.9	33.9	30.4
Other Income and Deductions, Net	41.7	42.9	28.4
Interest Expense, Net	93.0	87.0	85.8

Income Before Income Taxes	477.4	445.7	450.3

Income Taxes	188.5	168.9	165.5

Net Income	288.9	276.8	284.8

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$ 287.7	$ 275.6	$ 283.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2007	2006

	(Millions of Dollars)
Property, Plant and Equipment
Electric	$ 5,887.9	$ 6,421.1
Gas	768.8	741.6
Steam	82.3	82.0
Common	252.1	263.4
Other	61.7	62.3

	7,052.8	7,570.4
Accumulated depreciation	(2,577.4)	(2,914.0)

	4,475.4	4,656.4
Construction work in progress	302.1	99.7
Leased facilities, net	547.3	404.0
Nuclear fuel, net	-	130.9

Net Property, Plant and Equipment	5,324.8	5,291.0

Investments
Nuclear decommissioning trust fund	-	881.6
Restricted cash	323.5	-
Equity investment in transmission affiliate	209.9	201.2
Other	0.4	0.4

Total Investments	533.8	1,083.2

Current Assets
Cash and cash equivalents	22.0	18.2
Restricted cash	408.1	-
Accounts receivable, net of allowance for
doubtful accounts of $21.9 and $20.2	264.8	297.2
Accrued revenues	213.4	189.3
Materials, supplies and inventories	285.6	313.0
Prepayments	105.3	93.9
Regulatory assets	153.0	13.5
Other	81.1	16.8

Total Current Assets	1,533.3	941.9

Deferred Charges and Other Assets
Regulatory assets	787.3	846.0
Other	133.6	95.7

Total Deferred Charges and Other Assets	920.9	941.7

Total Assets	$ 8,312.8	$ 8,257.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2007	2006

	(Millions of Dollars)
Capitalization
Common equity	$ 2,656.2	$ 2,528.6
Preferred stock	30.4	30.4
Long-term debt	1,338.1	1,337.1
Capital lease obligations	646.6	534.5

Total Capitalization	4,671.3	4,430.6

Current Liabilities
Long-term debt and capital lease obligations due currently	5.7	280.5
Short-term debt	354.3	304.2
Accounts payable	371.0	287.2
Payroll and vacation accrued	61.0	71.0
Accrued taxes	60.4	121.4
Accrued interest	8.4	9.5
Deferred income taxes - current	-	23.9
Regulatory liabilities	560.8	2.5
Other	56.6	62.9

Total Current Liabilities	1,478.2	1,163.1

Deferred Credits and Other Liabilities
Regulatory liabilities	1,011.0	1,139.8
Deferred income taxes - long-term	468.5	510.1
Asset retirement obligations	50.0	371.1
Pension and other benefit obligations	395.4	429.5
Accumulated deferred investment tax credits	45.0	48.8
Other long-term liabilities	193.4	164.8

Total Deferred Credits and Other Liabilities	2,163.3	2,664.1

Commitments and Contingencies (Note Q)

Total Capitalization and Liabilities	$ 8,312.8	$ 8,257.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2007	2006	2005

	(Millions of Dollars)
Operating Activities
Net income	$ 288.9	$ 276.8	$ 284.8
Reconciliation to cash
Depreciation, decommissioning and amortization	279.3	280.5	297.0
Nuclear fuel expense amortization	23.2	28.7	23.0
Equity in earnings of transmission affiliate	(37.9)	(33.9)	(30.4)
Distributions from transmission affiliate	29.2	26.7	23.7
Deferred income taxes and investment tax credits, net	8.9	(59.3)	19.9
Change in - Accounts receivable and accrued revenues	8.3	(2.0)	(66.7)
Inventories	2.8	(15.5)	(23.7)
Other current assets	(17.4)	(19.4)	(2.9)
Accounts payable	19.7	(2.0)	44.1
Accrued income taxes, net	(154.7)	49.5	31.5
Deferred costs, net	(56.3)	(29.1)	(132.6)
Other current liabilities	(19.3)	(15.8)	1.1
Other	(160.9)	13.3	12.5

Cash Provided by Operating Activities	213.8	498.5	481.3

Investing Activities
Capital expenditures	(481.0)	(398.7)	(409.2)
Investment in transmission affiliate	-	(12.8)	(9.2)
Proceeds from asset sales, net	938.8	5.6	5.5
Proceeds from liquidation of nuclear decommissioning trust	552.4	-	-
Cash designated as restricted cash	(731.6)	-	-
Nuclear fuel	(23.8)	(47.7)	(49.7)
Nuclear decommissioning funding	(11.7)	(17.6)	(17.6)
Proceeds from investments within nuclear decommissioning trust	1,528.7	530.7	435.7
Other activity within nuclear decommissioning trust	(1,528.7)	(530.7)	(435.7)
Other	(6.9)	(2.6)	(1.9)

Cash Provided by (Used in) Investing Activities	236.2	(473.8)	(482.1)

Financing Activities
Dividends paid on common stock	(179.6)	(179.6)	(179.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	23.4	327.9	40.8
Retirement of long-term debt	(345.4)	(229.4)	(25.3)
Change in short-term debt	50.1	(48.5)	163.2
Capital contribution from parent	-	100.0	-
Other, net	6.5	1.1	-

Cash Used in Financing Activities	(446.2)	(29.7)	(2.1)

Change in Cash and Cash Equivalents	3.8	(5.0)	(2.9)

Cash and Cash Equivalents at Beginning of Year	18.2	23.2	26.1

Cash and Cash Equivalents at End of Year	$ 22.0	$ 18.2	$ 23.2

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 92.9	$ 84.9	$ 78.4
Income taxes (net of refunds)	$ 327.5	$ 172.7	$ 114.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2007	2006

		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$ 332.9	$ 332.9
Other paid in capital		675.3	655.8
Retained earnings		1,648.0	1,539.9

Total Common Equity		2,656.2	2,528.6

Preferred Stock
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-

Total Preferred Stock		30.4	30.4

Long-Term Debt

Debentures (unsecured)	3.50% due 2007	-	250.0
	4.50% due 2013	300.0	300.0
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.70% due 2036	300.0	300.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	2% stated rate due 2011	0.2	0.2
	4.81% effective rate due 2030	2.0	2.0

Notes (unsecured)	3.50% variable rate due 2015 (a)	17.4	17.4
	4.50% variable rate due 2016 (a)	67.0	67.0
	4.50% variable rate due 2030 (a)	80.0	80.0

Obligations under capital leases		652.3	564.9
Unamortized discount, net		(13.5)	(14.4)
Long-term debt and capital lease obligations due currently		(5.7)	(280.5)

Total Long-Term Debt		1,984.7	1,871.6

Total Capitalization		$ 4,671.3	$ 4,430.6

(a) Variable interest rate as of December 31, 2007.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other
	Common	Other Paid	Retained	Comprehensive
	Stock	In Capital	Earnings	Income (Loss)	Total

	(Millions of Dollars)

Balance - December 31, 2004	$ 332.9	$ 538.3	$ 1,339.9	$ (6.9)	$ 2,204.2
Net income			284.8		284.8
Other comprehensive income
Minimum pension liability				(1.4)	(1.4)
Hedging, net				(0.2)	(0.2)

Comprehensive Income	-	-	284.8	(1.6)	283.2
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Tax benefit of exercised stock
options allocated from Parent		4.3			4.3

Balance - December 31, 2005	332.9	542.6	1,443.9	(8.5)	2,310.9
Net income			276.8		276.8
Other comprehensive income
Minimum pension liability				2.2	2.2

Comprehensive Income	-	-	276.8	2.2	279.0
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Cash contribution from Parent		100.0			100.0
Stock-based compensation		6.8			6.8
Tax benefit of exercised stock
options allocated from Parent		6.4			6.4
Adoption of SFAS 158				6.3	6.3

Balance - December 31, 2006	332.9	655.8	1,539.9	-	2,528.6
Net income			288.9		288.9
Other comprehensive income			-		-

Comprehensive Income	-	-	288.9	-	288.9
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Stock-based compensation		10.8			10.8
Tax benefit of exercised stock
options allocated from Parent		8.7			8.7

Balance - December 31, 2007	$ 332.9	$ 675.3	$ 1,648.0	$ -	$ 2,656.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Electric Power Company (Wisconsin Electric, the Company, our, us or we), a wholly-owned subsidiary of Wisconsin Energy, is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin. We consolidate our wholly-owned subsidiary Bostco, which owns real estate properties that are eligible for historical rehabilitation tax credits. Bostco had total assets of $38.2 million as of December 31, 2007.

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

Reclassifications:   We have reclassified certain prior year financial statement amounts to conform to their current year presentation. These reclassifications had no effect on total assets or cash flows.

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

Accounting for MISO Energy Transactions:   MISO implemented the MISO Energy Markets on April 1, 2005. The MISO Energy Markets operate under both day-ahead and real-time markets. We record energy transactions in the MISO Energy Markets on a net basis for each hour.

Other Income and Deductions, Net:   We recorded the following items in other income and deductions, net for the years ended December 31:

Other Income and Deductions, Net	2007	2006	2005

	(Millions of Dollars)

Carrying Costs	$28.8	$25.0	$20.4
Gain on Sale of Property	12.9	3.2	3.5
AFUDC - Equity	5.1	14.5	9.2
Donations and Contributions	(10.3)	(6.0)	(6.7)
Other, net	5.2	6.2	2.0

Total Other Income and Deductions, Net	$41.7	$42.9	$28.4

Property and Depreciation:   We record property, plant and equipment at cost. Cost includes material, labor, overheads and capitalized interest. Utility property also includes AFUDC - Equity. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We include capitalized software costs associated with our regulated operations under the caption "Property, Plant and Equipment" on the Consolidated Balance Sheets. As of December 31, 2007 and 2006, the net book value of our capitalized software totaled $14.9 million and $17.7 million, respectively. The estimated useful life of our capitalized software is five years.

Our utility depreciation rates are certified by the state regulatory commissions and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 3.7% in 2007 and 2006, and 3.9% in 2005. The decline in depreciation as a percent of average depreciable utility plant was due to new depreciation rates approved by the PSCW, which became effective January 1, 2006.

For assets other than our regulated assets and leased equipment, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets, or over the non-cancellable lease term for leased equipment.

We collect in our rates amounts representing future removal costs for many assets that do not have an associated ARO. We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $454.3 million as of December 31, 2007 and $430.5 million as of December 31, 2006.

Allowance For Funds Used During Construction:   AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC - Debt) used during plant construction and a return on stockholders' capital (AFUDC - Equity) used for construction purposes. AFUDC - Debt is recorded as a reduction of interest expense and AFUDC - Equity is recorded in Other Income and Deductions, net.

During 2007 and 2006, we accrued AFUDC at a rate of 8.94%, as authorized by the PSCW. During 2005, the authorized rate was 10.18%. We accrue AFUDC on all electric utility NOx, SO2 and particulates remediation projects. Our rates were set to provide a full return on electric safety and reliability projects so AFUDC is not accrued on these projects. We accrued AFUDC on 50% of the remaining electric, gas and steam projects in CWIP and rates were set assuming that 50% of the CWIP balances were included in rate base.

We recorded the following AFUDC for the years ended December 31:

	2007	2006	2005

	(Millions of Dollars)

AFUDC - Debt	$1.8	$5.1	$4.6
AFUDC - Equity	$5.1	$14.5	$9.2

Materials, Supplies and Inventories:   Our inventory at December 31 consists of:

Materials, Supplies and Inventories	2007	2006

	(Millions of Dollars)

Fossil Fuel	$125.0	$119.7
Materials and Supplies	88.5	100.6
Natural Gas in Storage	72.1	92.7

Total	$285.6	$313.0

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are recorded using the weighted-average method of accounting.

Regulatory Accounting:   We account for our regulated operations in accordance with SFAS 71. This statement sets forth the application of GAAP to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets on the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific orders or by a generic order issued by our primary regulator. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet. For further information, see Note C.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by SFAS 133 which we report at fair value. However, our use of financial instruments is limited. For further information, see Note J.

Cash and Cash Equivalents:   Cash and cash equivalents include marketable debt securities acquired three months or less from maturity.

Restricted Cash:   Cash proceeds that we received from the sale of Point Beach that are to be used for the benefit of our customers are recorded as restricted cash.

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

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method. As of December 31, 2007 and 2006, we had a total ownership interest of approximately 23.6% and 25.8%, in ATC. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note P.

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

Tax credits associated with regulated operations are deferred and amortized over the life of the assets. We are included in Wisconsin Energy's consolidated Federal income tax return. Wisconsin Energy allocates Federal tax expense or credits to us based on our separate tax computation. For further information on income taxes, see Note E.

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment. Historical rehabilitation credits are reported in income in the year claimed.

Wisconsin Energy allocates the tax benefit of exercised stock options to us to the extent the option holder's payroll cost was incurred by us. We record the allocated tax benefit as an addition to paid in capital.

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

Stock Options:   Our employees participate in the Wisconsin Energy stock-based compensation plan. The amounts reported represent the allocated costs related to options held by our employees. For more information on the plan, see Note N.

Effective January 1, 2006, Wisconsin Energy adopted SFAS 123R, using the modified prospective method. Wisconsin Energy uses a binomial pricing model to estimate the fair value of stock options granted subsequent to December 31, 2005. Prior to January 1, 2006, Wisconsin Energy accounted for share based compensation under APB 25, Accounting for Stock Issued to Employees, and we disclosed the pro forma impact of share based compensation expense under SFAS 123. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than ten years from the grant date. Accordingly, no compensation expense was recognized in connection with option grants. Prior to January 1, 2006, we reported benefits of tax deductions in excess of recognized compensation costs as operating cash flows. SFAS 123R requires that excess tax benefits be reported as a financing cash inflow rather than as an operating cash inflow. In addition, Wisconsin Energy previously recorded unearned stock-based compensation for non-vested restricted stock and performance awards as unearned compensation in its Consolidated Statements of Common Equity. For further discussion of this standard and the impacts to our Consolidated Financial Statements, see Note N.

The fair value of each Wisconsin Energy option at the date of grant for 2007 and 2006 was calculated using a binomial option pricing model. For 2005, the fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Binomial		Black-Scholes

	2007	2006	2005

Risk free interest rate	4.7% - 5.1%	4.3% - 4.4%	4.4%
Dividend yield	2.2%	2.4%	2.5%
Expected volatility	13.0% - 20.0%	17.0% - 20.0%	19.0%
Expected life (years)	6.0	6.3	10.0
Pro forma weighted average fair
value of stock options granted	$8.72	$7.55	$8.32

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Uncertainty in Income Taxes:   In July 2006, the FASB issued FIN 48, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with SFAS 109. We adopted FIN 48 effective January 1, 2007. For further information, see Note E.

Fair Value Measurements:   In September 2006, the FASB issued SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities, defines fair value, provides a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. In accordance with FSP SFAS 157-b, we have not applied the provisions of Statement 157 to pension assets, goodwill or asset retirement obligations. The adoption of SFAS 157 did not have a significant financial impact on our consolidated financial statements.

Fair Value Option:   In February 2007, the FASB issued SFAS 159. SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value and also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We adopted the provisions of SFAS 159 effective January 1, 2008. The adoption of SFAS 159 did not have any financial impact on our consolidated financial statements.

C -- REGULATORY ASSETS AND LIABILITIES

We account for our regulated operations in accordance with SFAS 71.

Our primary regulator considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed, or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon specific orders or correspondence with our primary regulator. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2007, we had approximately $32.2 million of net regulatory assets that were not earning a return.

In January 2008, the PSCW issued a rate order that, among other things, reaffirmed our accounting for the regulatory assets and liabilities identified below. In addition, the rate order provided for the immediate recovery in January 2008 of $85.0 million related to deferred fuel costs and escrowed bad debt costs. The rate order also provided for the recovery over a six year period of the balance of the deferred fuel costs, escrowed bad debt costs and escrowed transmission costs. The order also specified that the deferred Point Beach gain would be passed on to customers over a three year period. Finally, the order eliminated the use of escrow accounting for transmission costs that are incurred after December 31, 2007.

Our regulatory assets and liabilities as of December 31 consist of:

	2007	2006

	(Millions of Dollars)
Regulatory Assets
Escrowed electric transmission costs	$240.9	$192.2
Deferred unrecognized pension costs	189.9	236.3
Deferred plant related -- capital leases	104.1	88.9
Deferred income tax related	87.8	95.2
Deferred fuel related costs	86.7	79.1
Other, net	230.9	167.8

Total regulatory assets	$940.3	$859.5

Regulatory Liabilities
Deferred Point Beach related	$906.8	-
Deferred AROs	-	$537.1
Deferred cost of removal obligations	454.3	430.5
Deferred income tax related	111.9	85.6
Other, net	98.8	89.1

Total regulatory liabilities	$1,571.8	$1,142.3

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

Consistent with a generic order from and past rate-making practices of the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2007, we have recorded $34.0 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $21.3 million of deferrals for actual remediation costs incurred and a $12.7 million accrual for estimated future site remediation (see Note Q). In addition, we have deferred $6.2 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We included total actual remediation costs incurred net of the related insurance recoveries in our 2006 rate case. We began amortizing these costs upon receiving PSCW approval in January 2006. The amortization period for these costs is five years.

D -- VARIABLE INTEREST ENTITIES

Under FIN 46 and FIN 46R, the primary beneficiary of a variable interest entity must consolidate the related assets and liabilities.

We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. After making an exhaustive effort, we concluded that for three of these agreements, we are unable to obtain the information necessary to determine whether these entities are variable interest entities. Pursuant to the terms of two of the three agreements, we deliver fuel to the entity's facilities and receive electric power. We pay the entity a "toll" to convert our fuel into the electric energy. The output of the facility is available for us to dispatch during the term of the respective agreement. In the other agreement, we have rights to the firm capacity of the entity's facility. We have approximately $530.9 million of required payments over the remaining terms of these three agreements, which expire over the next 15 years. We believe the required payments will continue to be recoverable in rates. We account for one of these agreements as a capital lease.

In April 2006, the FASB issued FSP FIN 46R-6. As required, we adopted FSP FIN 46R-6 effective July 1, 2006 for any new arrangements entered into after the effective date. Although the adoption of FSP FIN 46R-6 did not have a material financial impact in the current period, we currently are unable to determine the potential impact in future periods.

E -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2007	2006	2005

	(Millions of Dollars)

Current tax expense	$284.2	$228.2	$145.6
Deferred income taxes, net	(91.9)	(55.4)	24.1
Investment tax credit, net	(3.8)	(3.9)	(4.2)

Total Income Tax Expense	$188.5	$168.9	$165.5

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2007		2006		2005

Income Tax Expense	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$166.7	35.0%	$155.6	35.0%	$157.2	35.0%
State income taxes
net of federal tax benefit	24.5	5.1%	22.6	5.1%	20.9	4.7%
Investment tax credit restored	(3.8)	(0.8%)	(3.9)	(0.9%)	(4.2)	(0.9%)
Other, net	1.1	0.2%	(5.4)	(1.2%)	(8.4)	(1.9%)

Total Income Tax Expense	$188.5	39.5%	$168.9	38.0%	$165.5	36.9%

The components of SFAS 109 deferred income taxes classified as net current liabilities and net long-term liabilities at December 31 are as follows:

	2007	2006

	(Millions of Dollars)
Deferred Tax Assets

Current
Employee benefits and compensation	$10.3	$10.7
Deferred gain	98.0	-
Recoverable gas costs	-	7.5
Other	0.6	2.1

Total Current Deferred Tax Assets	$108.9	$20.3

Non-current
Employee benefits and compensation	116.2	95.8
Deferred revenues	122.0	84.2
Construction advances	97.3	84.8
Deferred gain	77.5	-
Emission allowances	20.3	19.0
Property-related	-	7.2
Decommissioning trust	-	98.1
Other	10.3	9.2

Total Non-current Deferred Tax Assets	443.6	398.3

Total Deferred Tax Assets	$552.5	$418.6

Deferred Tax Liabilities

Current
Prepaid items	$38.7	$35.1
Uncollectible account expense	11.8	9.1

Total Current Deferred Tax Liabilities	$50.5	$44.2

Non-current
Property-related	720.2	760.6
Deferred transmission costs	95.9	76.5
Investment in transmission affiliate	45.0	38.9
Other	51.0	32.4

Total Non-current Deferred Tax Liabilities	912.1	908.4

Total Deferred Tax Liabilities	$962.6	$952.6

Consolidated Balance Sheet Presentation	2007	2006

Current Deferred Tax Asset (Liability)	$58.4	($23.9)
Non-current Deferred Tax Liability	($468.5)	($510.1)

Consistent with ratemaking treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the amount of unrecognized tax benefits and accrued interest were approximately $12.4 million and $0.8 million, respectively. The impact of adopting FIN 48 was not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of Dollars)

Balance as of January 1, 2007	$12.4
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(0.3)
Settlements during the period	-

Balance as of December 31, 2007	$12.1

The amount of unrecognized tax benefits as of December 31, 2007 excludes FIN 48 related deferred tax assets of $4.0 million. As of December 31, 2007, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was approximately $8.1 million.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the year ended December 31, 2007, we recognized approximately $1.1 million of accrued interest and no penalties in the Consolidated Income Statement. We had approximately $2.0 million of interest accrued in the Consolidated Balance Sheet as of December 31, 2007.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include Federal and the State of Wisconsin. Currently, the tax years of 2004 through 2007 are subject to Federal examination and the tax years of 2003 through 2007 are subject to examination by the State of Wisconsin.

F -- NUCLEAR OPERATIONS

Point Beach:   Prior to September 28, 2007, we owned two 518 MW electric generating units (Unit 1 and Unit 2) at Point Beach in Two Rivers, Wisconsin. During 2007, 2006 and 2005, Point Beach provided approximately 17.5%, 25.7% and 20.3%, respectively, of our net electric energy supply.

On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel, associated inventories and assumed the obligation to decommission the plant. We retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, we have deferred the net gain on the sale of approximately $418 million as a regulatory liability and have deposited those proceeds into a restricted cash account.

In connection with the sale, we also transferred $390 million of decommissioning funds to the buyer. We then liquidated the balance of the decommissioning trust assets and retained approximately $552 million of that cash. This cash was also placed into the restricted cash account. We are using the cash in the restricted cash account, and the interest earned on the balance, for the benefit of our customers and to pay certain taxes. Our regulators are directing the manner in which these proceeds will benefit customers. As of December 31, 2007, we have recorded a regulatory liability of approximately $907 million that represents deferred gains that will be used for the benefit of our customers.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we will be paying a predetermined price per MWh for energy delivered. Under the agreement, if our credit rating from either S&P or Moody's falls below investment grade, or if the holders of any indebtedness in excess of $100.0 million accelerate or have the right to accelerate the maturity of such indebtedness as a result of a default, we would need to provide a parent guarantee or other form of collateral in the amount of $100.0 million (escalating at 3% per year commencing in 2024).

The discussion below reflects decommissioning and nuclear operations through September 28, 2007.

Nuclear Decommissioning:   We recorded decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs were accrued over the expected service lives of the nuclear generating units and were included in electric rates. The decommissioning funding was $11.2 million in 2007 and $17.6 million for each of the years ended 2006 and 2005. We liquidated our decommissioning trust assets as part of the sale of Point Beach. We had the following investments in Nuclear Decommissioning Trusts, stated at fair value, as of December 31, 2007 and 2006:

	2007	2006

	(Millions of Dollars)

Funding and Realized Earnings	$ -	$607.2
Unrealized Gains	-	274.4

Total Investments	$ -	$881.6

As of December 31, 2006, approximately 66.5% of the trust funds were invested in equity securities and 33.5% were invested in debt securities. In accordance with SFAS 115, our debt and equity security investments in the trusts were classified as available for sale. Gains and losses on the fund were determined on the basis of specific identification; net unrealized gains on the fund were recorded as part of the fund. Our investments in the trusts were recorded at fair value and we were allowed regulatory treatment for the fair value adjustment. Realized gains and losses for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

	(Millions of Dollars)

Realized Gains	$320.6	$21.2
Realized (Losses)	(8.3)	(10.6)

Net Realized Gain	$312.3	$10.6

Total gains and total losses by security type for the years ended December 31, 2007 and 2006 were as follows:

2007	Total Gains	Total (Losses)	Net Gain (Loss)

Debt	$2.2	($3.0)	($0.8)
Equity	318.4	(5.3)	313.1

Total	$320.6	($8.3)	$312.3

2006	Total Gains	Total (Losses)	Net Gain (Loss)

Debt	$1.4	($5.2)	($3.8)
Equity	296.5	(7.7)	288.8

Total	$297.9	($12.9)	$285.0

Decontamination and Decommissioning Fund:   The Energy Policy Act of 1992 established a D&D Fund for the DOE's nuclear fuel enrichment facilities. Deposits to the D&D Fund are derived in part from special assessments on utilities using enrichment services. In October 2006, a final payment was made to the DOE. As a result, a liability no longer exists for this fund. The deferred regulatory asset was amortized to nuclear fuel expense and included in utility rates through September 2007.

G -- LONG-TERM DEBT

Debentures and Notes:   As of December 31, 2007, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2008	$ -
2009	0.1
2010	0.1
2011	-
2012	-
Thereafter	1,351.4

Total	$1,351.6

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

During 2007, we retired $250 million of 3.50% notes due December 1, 2007.

In November 2006, we issued $300 million of 5.70% Debentures due December 1, 2036. The securities were issued under an existing $665 million shelf registration statement filed with the SEC. The net proceeds from the sale were used to retire our $200 million of 6-5/8% Debentures due November 15, 2006 at their scheduled maturity and to repay outstanding commercial paper incurred for working capital requirements.

Capital Leases:   In 1997, we entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 MW of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant's electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $27.1 million, $26.1 million and $25.2 million in minimum lease payments during 2007, 2006 and 2005, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million by the year 2009, at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $157.5 million at December 31, 2007 and will decrease to zero over the remaining life of the contract.

In July 2005, the first 545-MW natural gas-fired generation unit was placed in service at the PWGS. We are leasing this unit from We Power under a PSCW approved lease. Pursuant to SFAS 13, Accounting for Leases, we are accounting for this lease as a capital lease and recorded the leased plant and corresponding obligation under the capital lease at the estimated fair value of $335.5 million. We are amortizing the leased plant on a straight-line basis over the original 25-year term of the lease.

This lease is treated as an operating lease for rate-making purposes. We record the lease payments as rent expense in other operation and maintenance in the Consolidated Income Statement. The lease payments are expected to be recovered through our rates. The recoverability of the lease payments is supported by the 2001 lease generation law. We paid a total of $48.1 million, $47.8 million and $21.9 million in minimum lease payments during 2007, 2006 and 2005, respectively. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $126.6 million in the year

2021 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $332.7 million at December 31, 2007, and will decrease to zero over the remaining life of the contract.

In November 2007, we began utilizing the new coal handling system constructed as part of We Power's new Oak Creek expansion to support the existing units located on the Oak Creek site. We are leasing this unit from We Power under a PSCW approved lease. Pursuant to SFAS 13, Accounting for Leases, we are accounting for this lease as a capital lease and recorded the leased plant and corresponding obligation under the capital lease at the estimated fair value of $162.1 million. We are amortizing the leased plant on a straight-line basis over the 32-year term of the lease.

This lease is treated as an operating lease for rate-making purposes. We record the lease payments as rent expense in other operation and maintenance in the Consolidated Income Statement. The lease payments are expected to be recovered through our rates. The recoverability of the lease payments is supported by the 2001 lease generation law. We paid a total of $3.8 million in lease payments during 2007 after we began utilizing the new coal handling equipment. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $88.2 million in the year 2029 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $162.1 million at December 31, 2007, and will decrease to zero over the remaining life of the contract.

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

Following is a summary of our capitalized leased facilities and nuclear fuel as of December 31:

Capital Lease Assets	2007	2006

	(Millions of Dollars)
Leased Facilities
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(58.4)	(52.8)

Total Leased Facilities	$81.9	$87.5

PWGS Unit 1
Under capital lease	$337.2	$336.0
Accumulated amortization	(33.1)	(19.5)

Total PWGS Unit 1	$304.1	$316.5

OC Coal Handling System
Under capital lease	$162.1	$ -
Accumulated amortization	(0.8)	-

Total Coal Handling System	$161.3	$ -

Nuclear Fuel
Under capital lease	$ -	$136.0
Accumulated amortization	-	(70.4)
In process/stock	-	65.3

Total Nuclear Fuel	$ -	$130.9

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2007 are as follows:

Capital Lease Obligations	Power Purchase Commitment	PWGS 1	OC Coal	Total

	(Millions of Dollars)

2008	$33.6	$48.2	$23.6	$105.4
2009	34.9	48.2	23.5	106.6
2010	36.2	48.2	23.1	107.5
2011	37.5	48.2	23.1	108.8
2012	38.9	48.2	23.1	110.2
Thereafter	256.3	848.4	756.8	1,861.5

Total Minimum Lease Payments	437.4	1,089.4	873.2	2,400.0
Less: Estimated Executory Costs	(98.5)	-	-	(98.5)

Net Minimum Lease Payments	338.9	1,089.4	873.2	2,301.5
Less: Interest	(181.4)	(756.7)	(711.1)	(1,649.2)

Present Value of Net
Minimum Lease Payments	157.5	332.7	162.1	652.3
Less: Due Currently	(3.4)	(2.3)	-	(5.7)

	$154.1	$330.4	$162.1	$646.6

H -- SHORT-TERM DEBT

Short-term notes payable balances and their corresponding weighted-average interest rates as of December 31 consist of:

	2007		2006

Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate

	(Millions of Dollars, except for percentages)

Commercial Paper	$323.3	4.77%	$274.1	5.37%
Other	31.0	6.52%	30.1	6.36%

Total Short-Term Debt	$354.3	4.92%	$304.2	5.47%

As of December 31, 2007, we had approximately $496.0 million of available unused lines under our bank back-up credit facility. Our bank back-up credit facility expires in March 2011.

The following information relates to commercial paper outstanding for the years ending December 31:

	2007	2006

	(Millions of Dollars, except for percentages)

Maximum Commercial Paper Outstanding	$324.0	$369.9
Average Commercial Paper Outstanding	$173.7	$174.2
Weighted Average Interest Rate	5.28%	5.02%

We have entered into a bank back-up credit agreement to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 65%.

Our bank back-up credit agreement contains customary covenants, including certain limitations on our ability to sell assets. The credit agreement also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control.

As of December 31, 2007, we were in compliance with all covenants.

I -- ASSET RETIREMENT OBLIGATIONS

The following table presents the change in our AROs during 2007.

	Balance at 12/31/06	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/07

(Millions of Dollars)
AROs	$371.1	$ -	($338.4)	$14.9	$2.4	$50.0

Our AROs were significantly reduced due to the sale of Point Beach. Upon closing of the sale, the buyer assumed the liability to decommission the plant, including the ARO, spent fuel and the obligation to return the site to greenfield status.

In March 2005, the FASB issued FIN 47. FIN 47 defines a conditional ARO as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 effective December 31, 2005. At adoption, we recorded additional AROs related to asbestos removal costs.

The adoption of FIN 47 had no impact on our net income in 2007, 2006 or 2005. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs under FIN 47. This treatment is consistent with the adoption of SFAS 143 for our regulated operations.

J -- DERIVATIVE INSTRUMENTS

We follow SFAS 133 as amended by SFAS 149, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of December 31, 2007, we recognized $12.6 million in regulatory assets and $14.5 million in regulatory liabilities related to derivatives in comparison to $18.5 million in regulatory assets at December 31, 2006.

K -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2007		2006

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Nuclear decommissioning assets	$ -	$ -	$881.6	$881.6
Preferred stock, no redemption required	$30.4	$22.3	$30.4	$22.6
Long-term debt including
current portion	$1,351.6	$1,316.5	$1,601.6	$1,588.9

The carrying value of cash and cash equivalents, net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. Prior to the sale of Point Beach in September 2007, the nuclear decommissioning assets were carried at fair value as reported by the trustee (see Note F). The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt, but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. The fair values of derivative financial instruments and associated margin accounts are equal to their carrying values as of December 31, 2007.

L -- BENEFITS

Pensions and Other Post-retirement Benefits:   We participate in Wisconsin Energy's noncontributory defined benefit pension plans that cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

We also participate in Wisconsin Energy's OPEB plans that cover substantially all of our employees. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with our expressed intent to maintain the current cost sharing levels. The post-retirement health care plans include a limit on our share of costs for recent and future retirees. Wisconsin Energy uses a year-end measurement date for all of the pension and OPEB plans.

The assets, obligations and the components of our pension costs are allocated by Wisconsin Energy's actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation to us of the amounts for Wisconsin Energy's pension plan.

In September 2006, the FASB issued SFAS 158, which requires employers to recognize all obligations related to their pension and OPEB plans and to quantify the funded status of the pension and OPEB plans as an asset or liability on their statement of financial position. In addition, SFAS 158 requires employers to measure the funded status of their plans as of the date of their year-end statement of financial position.

Wisconsin Energy adopted SFAS 158 prospectively on December 31, 2006. Wisconsin Energy has historically and will continue to use a year-end measurement date for all of the pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of the pension and OPEB plans qualify as a regulatory asset.

The following table presents details about the pension and OPEB plans:

	Pension		OPEB

Status of Benefit Plans	2007	2006	2007	2006

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,071.8	$1,109.1	$261.2	$261.6
Service cost	26.6	30.6	10.5	11.8
Interest cost	60.9	59.6	15.2	14.1
Plan amendments	(4.0)	3.0	-	-
Actuarial gain	(32.4)	(40.8)	(10.3)	(19.2)
Divestitures	(38.9)	-	(8.0)	-
Benefits paid	(96.0)	(89.7)	(7.8)	(8.1)
Federal subsidy on benefits paid	N/A	N/A	1.5	1.0

Benefit Obligation at December 31	$988.0	$1,071.8	$262.3	$261.2

Change in Plan Assets
Fair Value at January 1	$777.2	$719.6	$119.7	$108.1
Actual earnings on plan assets	46.4	89.1	3.5	7.2
Employer contributions	24.6	58.2	11.5	12.5
Divestitures	(32.8)	-	-	-
Benefits paid	(96.0)	(89.7)	(7.8)	(8.1)

Fair Value at December 31	$719.4	$777.2	$126.9	$119.7

Net Liability	($268.6)	($294.6)	($135.4)	($141.5)

The accumulated benefit obligation for all the defined benefit plans was $976.4 million and $1,041.5 million at December 31, 2007 and 2006, respectively.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31:

	Pension		OPEB

	2007	2006	2007	2006

	(Millions of Dollars)

Net Regulatory Assets
Net actuarial loss	$167.9	$207.2	$65.8	$77.7
Prior service costs (credits)	17.1	29.1	(35.1)	(50.6)
Transition obligation	-	-	1.6	2.1

Total	$185.0	$236.3	$32.3	$29.2

The estimated net actuarial loss and prior service cost for our pension plans that will be amortized as a component of net periodic benefit costs during 2008 are $12.8 million and $3.6 million, respectively. The estimated net actuarial loss, prior service credit and transition obligation for our OPEB plans that will be amortized as a component of net periodic benefit cost during 2008 are $4.9 million, ($12.5) million and $0.3 million, respectively.

Information for the pension plan, which has an accumulated benefit obligation in excess of the fair value of assets as of December 31 is as follows:

	2007	2006

	(Millions of Dollars)

Projected benefit obligation	$988.0	$1,071.8
Accumulated benefit obligation	$976.4	$1,041.5
Fair value of plan assets	$719.4	$777.2

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB

Benefit Plan Cost Components	2007	2006	2005	2007	2006	2005

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$26.6	$30.6	$30.0	$10.6	$11.8	$13.0
Interest cost	60.9	59.6	59.4	15.2	14.1	16.8
Expected return on plan assets	(61.0)	(59.8)	(64.4)	(9.5)	(8.7)	(8.9)
Amortization of:
Transition (asset) obligation	-	-	(0.1)	0.3	0.3	1.2
Prior service cost (credit)	5.4	5.4	5.2	(12.5)	(13.3)	(3.3)
Actuarial loss	13.1	20.2	17.9	5.4	7.0	6.0

Net Periodic Benefit Cost	$45.0	$56.0	$48.0	$9.5	$11.2	$24.8

In connection with the sale of Point Beach in September 2007, we incurred a $3.7 million net settlement/curtailment credit related to our benefit plans. We have deferred this net gain as a regulatory liability.

Weighted-Average assumptions used to
determine benefit obligations at Dec 31

Discount rate	6.05%	5.75%	5.50%	6.10%	5.75%	5.50%
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec 31

Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	8.5	8.5	9.0	8.5	8.5	9.0
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	N/A	N/A	N/A

Assumed health care cost trend rates at Dec 31

Health care cost trend rate assumed for
next year (Pre 65 / Post 65)				8/11	9/11	10/10
Rate that the cost trend rate gradually
adjusts to				5	5	5
Year that the rate reaches the rate it is
assumed to remain at				2014	2011	2011

The expected long-term rate of return on plan assets was 8.5% in 2007 and 2006 and 9.0% in 2005. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

Other Post-retirement Benefits Plans:   We use various Employees' Benefit Trusts to fund a major portion of OPEB. The majority of the trusts' assets are mutual funds or commingled indexed funds.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$23.6	($19.9)
Total of service and interest cost components	$3.6	($2.9)

In October 2005, we announced that we were offering to our retirees a Medicare Advantage program as an option within our existing post-retirement medical and drug plans. The Medicare Advantage program is part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and offers post-65 medical and drug benefits through private insurance carriers. The Medicare Advantage program is expected to reduce the cost of post-65 medical and drug costs for our retirees and the Company. Due to this change, we remeasured the fair value of our OPEB plans in the fourth quarter of 2005 in accordance with SFAS 106. In 2005, the impact of this remeasurement and the FSP SFAS 106-2 benefit was approximately a $4.1 million reduction to SFAS 106 expense.

Plan Assets:   In our opinion, current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. The pension plans asset allocation at December 31, 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

	Target Allocation	Actual Allocation

Asset Category	2008	2007	2006

Equity Securities	65%	63%	61%
Debt Securities	35%	37%	39%

Total	100%	100%	100%

Our OPEB plans asset allocation as of December 31, 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

	Target Allocation	Actual Allocation

Asset Category	2008	2007	2006

Equity Securities	61%	61%	32%
Debt Securities	39%	38%	68%
Other	- %	1%	- %

Total	100%	100%	100%

Wisconsin Energy's common stock is not included in equity securities. Investment managers are specifically prohibited from investing in the securities of Wisconsin Energy or any of its affiliates except if part of a commingled fund or index fund.

The target asset allocations were established by an Investment Trust Policy Committee, which oversees investment matters related to all of the funded benefit plans. The asset allocations are monitored by the Investment Trust Policy Committee.

Cash Flows:

Employer Contributions	Pension	OPEB

	(Millions of Dollars)

2005	$2.9	$9.1
2006	$58.2	$12.5
2007	$24.6	$11.5

We expect to contribute $43.6 million to fund pension benefits and $16.3 million to fund OPEB plans in 2008. Of the $43.6 million expected to be contributed to fund pension benefits in 2008, we estimate $37.9 million will be for our qualified pension plans. We contributed $19.1 million to our qualified pension plans during 2007. In 2006, we contributed $54.0 million to our qualified pension plans and we did not make a contribution to our qualified pension plans during 2005.

The entire contribution to the OPEB plans during 2007 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

Year	Pension	Gross OPEB	Expected Medicare Part D Subsidy

	(Millions of Dollars)

2008	$72.3	$14.4	($0.4)
2009	$77.8	$16.1	($0.4)
2010	$82.6	$17.3	($0.3)
2011	$91.1	$18.0	($0.2)
2012	$95.7	$16.9	-
2013-2017	$470.4	$97.1	-

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $9.9 million, $9.3 million and $9.5 million during 2007, 2006 and 2005, respectively.

M -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of December 31, 2007, we had the following guarantees:

	Maximum Potential Future Payments	Outstanding	Liability Recorded

	(Millions of Dollars)

Guarantees	$2.8	$0.1	$ -

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $9.8 million as of December 31, 2007.

N -- COMMON EQUITY

Share-Based Compensation Plans:   Employees of Wisconsin Electric participate in a plan approved by Wisconsin Energy stockholders that provides a long-term incentive through equity interests in Wisconsin Energy to outside directors, selected officers and key employees of Wisconsin Energy and its subsidiaries. The plan provides for the granting of Wisconsin Energy stock options, stock appreciation rights, restricted stock awards and performance shares. Awards may be paid in Wisconsin Energy common stock, cash or a combination thereof. Effective January 1, 2006, Wisconsin Energy adopted SFAS 123R using the modified prospective method. We utilize the straight-line attribution method for recognizing share-based compensation expense under SFAS 123R. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding Wisconsin Energy stock options during the period.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees and directors during the years ended December 31:

	2007	2006

	(Millions of Dollars)

Stock options	$ 10.8	$ 6.9
Performance units	5.0	6.1
Restricted stock	0.5	0.4

Share-based compensation expense	$ 16.3	$ 13.4

Related Tax Benefit	$ 6.6	$ 5.4

Prior to January 1, 2006, Wisconsin Energy accounted for share based compensation under APB 25 and, in accordance with SFAS 123R, we would have reported 2005 compensation expense relating to Wisconsin Energy stock options, performance awards and restricted stock of $3.1 million, $3.3 million and $0.5 million, respectively. The related tax benefit for these items was $2.8 million.

Stock Options:   The exercise price of a Wisconsin Energy stock option under the plan is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. Option grants consist of non-qualified stock options and vest on a cliff-basis after a three year period. Generally, options expire no later than ten years from the date of grant. For further information regarding stock-based compensation and the valuation of Wisconsin Energy stock options, see Note A.

The following is a summary of Wisconsin Energy stock options issued to and held by our employees through December 31, 2007:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of January 1, 2007	6,327,794	$31.43
Granted	1,252,690	$47.76
Exercised	(1,057,373)	$26.79
Forfeited	(10,964)	$35.66

Outstanding as of December 31, 2007	6,512,147	$35.31	6.7	$87.2

Exercisable as of December 31, 2007	3,351,561	$30.21	5.4	$62.0

We expect that substantially all of the outstanding options as of December 31, 2007 will be exercised.

In January 2008, the Compensation Committee awarded 1,266,645 Wisconsin Energy non-qualified stock options at an average market price of $48.04 to our officers and key executives under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of Wisconsin Energy options exercised during the years ended December 31, 2007, 2006 and 2005 was $22.7 million, $16.0 million and $10.9 million, respectively. Cash received by Wisconsin Energy from exercises of their options by our employees was $27.5 million, $21.1 million and $18.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. The related tax benefit for the same periods was approximately $8.9 million, $6.4 million and $4.3 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$12.79 to $23.05	511,938	$21.72	3.5	511,938	$21.72	3.5
$25.31 to $31.07	1,198,822	$27.19	4.9	1,198,822	$27.19	4.9
$33.44 to $47.76	4,801,387	$38.79	7.5	1,640,801	$35.07	6.4

	6,512,147	$35.31	6.7	3,351,561	$30.21	5.4

The following table summarizes information about our non-vested Wisconsin Energy options held by our employees through December 31, 2007:

	Number	Weighted-
	of	Average
Non-Vested Stock Options	Options	Fair Value

Non-vested as of January 1, 2007	2,286,578	$7.93
Granted	1,252,690	$8.72
Vested	(371,518)	$8.25
Forfeited	(7,164)	$8.18

Non-Vested as of December 31, 2007	3,160,586	$8.21

As of December 31, 2007, total compensation costs related to non-vested Wisconsin Energy stock options not yet recognized was approximately $7.5 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved grants of Wisconsin Energy restricted stock to certain key employees and directors. The following restricted stock activity related to our employees occurred during 2007:

		Weighted-
	Number	Average
	of	Market
Restricted Shares	Shares	Price

Outstanding as of January 1, 2007	131,945
Granted	-	-
Released / Forfeited	(39,768)	$25.31

Outstanding as of December 31, 2007	92,177

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

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals. The intrinsic value of Wisconsin Energy restricted stock vesting was $1.8 million, $0.9 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The related tax benefit was $0.7 million, $0.3 million and $0.4 million, respectively.

As of December 31, 2007, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $1.1 million, which is expected to be recognized over the next 55 months on a weighted-average basis.

Performance Units:    In January 2008, 2007 and 2006, the Compensation Committee granted 124,175, 124,655 and 135,392 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. We are accruing our share of compensation costs over the three year period based on our estimate of the final expected value of the award. In July 2006, the Compensation Committee amended the terms of performance shares granted in 2004 to allow the recipients to receive cash or Wisconsin Energy common stock upon settlement. All grants after 2004 will be settled in cash. Performance units/shares earned as of December 31, 2007 and 2006 vested and had a total intrinsic value of $4.7 million and $6.5 million, respectively. They were subsequently distributed to our officers and key employees in January 2008 and 2007. The related tax benefit realized due to the distribution of performance units/shares was approximately $1.6 million and $1.9 million, respectively. As of December 31, 2007, total compensation cost related to performance units not yet recognized was approximately $5.5 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

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

The January 2008 rate order requires us to maintain a capital structure as set forth by the PSCW. This capital structure differs from GAAP as it reflects regulatory adjustments. We are required to maintain a common equity ratio range of between 48.5% and 53.5%. We must obtain PSCW approval to pay dividends above the test year levels that would cause us to fall below our authorized level of common equity.

We may not pay common dividends to Wisconsin Energy under our Restated Articles of Incorporation if any dividends on our outstanding preferred stock have not been paid. In addition, pursuant to the terms of our 3.60% Serial Preferred Stock, our ability to declare common dividends would be limited to 75% or 50% of net income during a twelve month period if our common stock equity to total capitalization, as defined in the preferred stock designation, is less than 25% and 20%, respectively.

See Note H for discussion of certain financial covenants related to our bank back-up credit agreement.

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

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2007, 2006 and 2005, is shown in the following table.

	Reporting Operating Segments

Year Ended	Electric	Gas	Steam	Other (a)	Total

	(Millions of Dollars)
December 31, 2007

Operating Revenues (b)	$2,674.6	$611.9	$35.1	$ -	$3,321.6
Depreciation, Decommissioning
and Amortization	$234.9	$31.1	$3.7	$ -	$269.7
Operating Income (c)	$423.7	$61.2	$5.9		$490.8
Equity in Earnings
of Transmission Affiliate	$37.9	$ -	$ -	$ -	$37.9
Capital Expenditures	$440.8	$38.2	$2.0	$ -	$481.0
Total Assets (d)	$7,469.2	$669.2	$58.7	$115.7	$8,312.8

December 31, 2006

Operating Revenues (b)	$2,499.5	$590.0	$27.2	$ -	$3,116.7
Depreciation, Decommissioning
and Amortization	$234.8	$32.4	$3.7	$ -	$270.9
Operating Income (Loss) (c)	$407.2	$47.7	$1.0	$ -	$455.9
Equity in Earnings
of Transmission Affiliate	$33.9	$ -	$ -	$ -	$33.9
Capital Expenditures	$362.4	$33.6	$2.6	$0.1	$398.7
Total Assets (d)	$7,416.6	$666.2	$59.2	$115.8	$8,257.8

December 31, 2005

Operating Revenues (b)	$2,320.9	$593.6	$23.5	$ -	$2,938.0
Depreciation, Decommissioning
and Amortization	$242.7	$35.8	$3.3	$ -	$281.8
Operating Income (Loss) (c)	$437.5	$41.5	($1.7)	$ -	$477.3
Equity in Earnings
of Transmission Affiliate	$30.4	$ -	$ -	$ -	$30.4
Capital Expenditures	$374.2	$28.4	$4.6	$2.0	$409.2
Total Assets (d)	$7,020.2	$709.0	$58.9	$121.1	$7,909.2

(a)	Other includes primarily non-utility property and investments, materials and supplies, deferred charges and other corporate items.

(b)	We account for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues are not material.

(c)	We evaluate operating income to manage our utility business. Equity in Earnings of Transmission Affiliate, Interest Expense and Income Taxes are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam utility operations to determine segment assets.

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

American Transmission Company LLC:   As of December 31, 2007, we have a 23.6% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC. Under Wisconsin Energy's PTF plan, we are required to pay the cost of needed transmission infrastructure upgrades. ATC will reimburse us for these costs when the units are placed into service. As of December 31, 2007 and 2006, we had a receivable of $35.8 million and $27.2 million, respectively, for these items.

Nuclear Management Company:   Prior to the Point Beach sale, our affiliate, WEC Nuclear Corporation, had a partial ownership in NMC. NMC held the operating licenses of Point Beach. Upon the sale of Point Beach, NMC transferred the operating licenses to the buyer and the relationship with NMC was terminated.

We provided and received services from the following associated companies during 2007, 2006 and 2005:

Company	2007	2006	2005

	(Millions of Dollars)
Wisconsin Electric Affiliate

Net Services Provided
-We Power (excluding lease payments)	$3.0	$3.2	$3.8
-Wisconsin Gas	$50.8	$44.4	$48.8
-Edison Sault (including electric energy sold)	$29.3	$22.6	$21.5
-Minergy	$0.4	$3.6	$8.1
-Other	$1.3	$1.5	$1.5

Net Services Received
-We Power (lease payments)	$223.7	$135.3	$79.8
-Wisconsin Energy	$8.3	$9.1	$6.6

Equity Investee
Services Provided
-ATC	$17.1	$15.8	$20.0

Services Received
-ATC	$172.1	$145.7	$126.8
-NMC	$50.6	$65.2	$61.2

As of December 31, 2007 and 2006, our Consolidated Balance Sheets included receivable and payable balances with the following associated companies:

Company	2007	2006

	(Millions of Dollars)
Equity Investee
Accounts Receivable
-ATC	$0.9	$1.2

Accounts Payable
-ATC	$14.1	$12.1
-NMC	$ -	$5.7

Q -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2008 capital expenditures. During 2008, we estimate that total capital expenditures will be approximately $600 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases. In addition, we have various other operating leases, including leases for vehicles and coal cars.

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)

2008	$37.0
2009	23.6
2010	20.7
2011	20.9
2012	14.5
Thereafter	18.4

Total	$135.1

Divested Assets:   Pursuant to the sale of Point Beach, we have agreed to indemnification provisions customary to transactions involving the sale of nuclear assets.

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-ash disposal sites. We perform ongoing assessments of our manufactured gas plant sites and related disposal sites, as well as our coal ash disposal/landfill sites. We are working with the WDNR in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have substantially completed planned remediation activities at some of those sites and certain other sites are subject to ongoing monitoring. Remediation at additional sites is currently being performed, and other sites are being investigated or monitored. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $13 to $30 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2007, we have established reserves of $12.7 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed of in company-owned licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where we have become aware of these conditions, efforts have been expended to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are recovered under our fuel clause and are expensed as incurred. During 2007, 2006 and 2005, we incurred $0.8 million, $0.5 million and $0.1 million, respectively, in coal-ash remediation expenses. As of December 31, 2007, we have no reserves established related to ash landfill sites.

EPA - Consent Decree:   In April 2003, we and the EPA announced that a Consent Decree had been reached that resolved all issues related to a request for information that had been issued by the EPA. In July 2003, the Consent Decree was amended to include the State of Michigan. Under the Consent Decree, we agreed to significantly reduce our air emissions from our coal-fired generating facilities. The reductions are expected to be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment and retiring certain older units. Through December 31, 2007, we have spent approximately $381.0 million associated with implementing the Consent Decree. The total cost of implementing this agreement is estimated to be $1.0 billion through the year 2013. The U.S. District Court for the Eastern District of Wisconsin approved the amended Consent Decree and entered it in October 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Electric Power Company and subsidiary ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 27, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9AT.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Electric Power Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that Wisconsin Electric Power Company's internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance -- Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to WEC's Corporate Governance Committee?", "Corporate Governance -- Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?", "Corporate Governance -- Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an "audit committee financial expert?", "Corporate Governance -- Frequently Asked Questions: Does the Board have a nominating committee?" and "Committees of the Board of Directors -- Audit and Oversight" in our definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Stockholders to be held April 25, 2008 (the "2008 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

Wisconsin Energy has adopted a written code of ethics, referred to as its Code of Business Conduct. We are a wholly-owned subsidiary of Wisconsin Energy, and as such, all of our directors, executive officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, have a responsibility to comply with Wisconsin Energy's Code of Business Conduct. Wisconsin Energy has posted its Code of Business Conduct in the "Governance" section on its Internet website, www.wisconsinenergy.com. Wisconsin Energy has not provided any waiver to the Code for any director, executive officer or other employee. Any amendments to, or waivers for directors and executive officers from, the Code of Business Conduct will be disclosed on Wisconsin Energy's website or in a current report on Form 8-K.
ITEM 11.	EXECUTIVE COMPENSATION

The information under "COMPENSATION DISCUSSION AND ANALYSIS", "EXECUTIVE OFFICERS' COMPENSATION", "DIRECTOR COMPENSATION", "Committees of the Board of Directors - Compensation", and "COMPENSATION COMMITTEE REPORT" in the 2008 Annual Meeting Information Statement is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock (100% of such class) is owned by our parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors, director nominees and executive officers do not own any of our voting securities. The information concerning their beneficial ownership in Wisconsin Energy common stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2008 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of Wisconsin Energy Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance - Frequently Asked Questions: Who are the independent directors?", "Corporate Governance - Frequently Asked Questions: What are the Board's standards of independence" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the 2008 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of Wisconsin Energy's Corporate Governance Guidelines, which can be found on its website, www.wisconsinenergy.com.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2008 Annual Meeting Information Statement is incorporated herein by reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2007.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the three years ended December 31, 2007.

Consolidated Statements of Capitalization at December 31, 2007 and 2006.

Consolidated Statements of Common Equity for the three years ended December 31, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.
2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2007.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period

	(Millions of Dollars)

December 31, 2007	$20.2	$16.6	$9.5	($24.4)	$21.9
December 31, 2006	$20.2	$15.9	$6.0	($21.9)	$20.2
December 31, 2005	$20.2	$14.4	$9.7	($24.1)	$20.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

By	/s/GALE E. KLAPPA
Date: March 3, 2008	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/GALE E. KLAPPA	March 3, 2008
Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	March 3, 2008
Allen L. Leverett, Executive Vice President and Chief Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	March 3, 2008
Stephen P. Dickson, Vice President and Controller -- Principal Accounting Officer

/s/JOHN F. AHEARNE	March 3, 2008
John F. Ahearne, Director

/s/JOHN F. BERGSTROM	March 3, 2008
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	March 3, 2008
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	March 3, 2008
Patricia W. Chadwick, Director

/s/ROBERT A. CORNOG	March 3, 2008
Robert A. Cornog, Director

/s/CURT S. CULVER	March 3, 2008
Curt S. Culver, Director

/s/THOMAS J. FISCHER	March 3, 2008
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	March 3, 2008
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	March 3, 2008
Frederick P. Stratton, Jr., Director

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2007

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1*

Asset Sale Agreement by and among Wisconsin Electric Power Company, FPL Energy Point Beach, LLC, as Buyer, and FPL Group Capital Inc., as Buyer's Parent, dated December 19, 2006 ("the Asset Sale Agreement"). (Exhibit 2.1 to Wisconsin Energy Corporation's 12/31/06 Form 10-K (File No. 001-09057).)

2.2*

Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC, dated May 24, 2007, which effectively amends the Asset Sale Agreement. (Exhibit 2.1 to Wisconsin Energy Corporation's 06/30/07 Form 10-Q (File No. 001-09057).)

2.3*

Letter Agreement between Wisconsin Electric Power Company, FPL Energy Point Beach, LLC and FPL Group Capital, Inc., dated September 28, 2007, which amends the Asset Sale Agreement. (Exhibit 2.3 to Wisconsin Energy Corporation's 09/28/07 Form 8-K (File No. 001-09057).)

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric Power Company's 12/31/94 Form 10-K.)

	3.2*	Bylaws of Wisconsin Electric Power Company, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric Power Company's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric Power Company. (Exhibit 3.1 herein.)

Indenture and Securities Resolutions:

	4.2*	Indenture for Debt Securities of Wisconsin Electric (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric's 12/31/95 Form 10-K.)

	4.3*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric's 12/31/95 Form 10-K.)

Number	Exhibit

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

	4.9*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 to Wisconsin Electric's Form 8-K, dated November 2, 2006.)

Certain agreements and instruments with respect to long-term debt not exceeding 10 percent of the total assets of the Registrant and its subsidiary on a consolidated basis have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

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

10.7*

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

10.10*

Restated Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated February 11, 2004, regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)** See Note.

	10.11*	Base Salaries of Named Executive Officers of the Registrant. (Exhibit 10.17 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)** See Note.

	10.12*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.13*	Employment arrangement with Larry Salustro, effective December 12, 1997. (Exhibit 10.7 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

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

10.16*

Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, effective July 1, 2003. (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/03 Form 10-Q (File No. 001-09057).)** See Note.

Number	Exhibit

10.17*

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

10.19*

Amended and Restated Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of December 19, 2007. (Exhibit 10.25 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)** See Note.

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

10.26*

1993 Omnibus Stock Incentive Plan, as amended and restated, as approved by Wisconsin Energy Corporation's stockholders at its 2001 annual meeting of stockholders. (Appendix A to Wisconsin Energy Corporation's Proxy Statement dated March 20, 2001 for the 2001 annual meeting of stockholders (File No. 001-09057).)** See Note.

10.27*

2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K (File No. 001-09057).)** See Note.

Number	Exhibit

10.28*

Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q (File No. 001-09057).)** See Note.

	10.29*	Form of Performance Share Agreement under 1993 Omnibus Stock Incentive Plan, as amended. (Exhibit 10.42 to Wisconsin Energy Corporation's 12/31/03 Form 10-K (File No. 001-09057).)** See Note.

	10.30*	Wisconsin Energy Corporation Performance Unit Plan, as amended and restated. (Exhibit 10.38 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)** See Note.

	10.31*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

	10.32*	WICOR, Inc. 1994 Long-Term Performance Plan, as amended. (Exhibit 10.1 to WICOR, Inc.'s 06/30/98 Form 10-Q (File No. 001-07951).)** See Note.

10.33*

Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q.)

10.34*

Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q.)

10.35*

Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.36*

Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.37*

Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.46(a) to Wisconsin Energy Corporation's 12/31/06 Form 10-K (File No. 001-09057).)***

10.38*

Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC, dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)

Note: Two asterisks (**) identify management contracts and executive compensation plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

*** Wisconsin Energy requested confidential treatment of certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Wisconsin Energy omitted such portions from the document upon filing with its 12/31/06 Form 10-K and filed it separately with the SEC.

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