Form 10-Q
period 2008-06-30
WISCONSIN ELECTRIC POWER CO
filed 2008-08-01
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2008):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2008

	TABLE OF CONTENTS
Item		Page

	Introduction	8

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	9

	Consolidated Condensed Balance Sheets	10

	Consolidated Condensed Statements of Cash Flows	11

	Notes to Consolidated Condensed Financial Statements	12

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	39

4T.	Controls and Procedures	39

	Part II -- Other Information

1.	Legal Proceedings	40

1A.	Risk Factors	40

4.	Submission of Matters to a Vote of Security Holders	40

6.	Exhibits	41

	Signatures	42

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Wisconsin Electric Subsidiary and Affiliates

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BART	Best Available Retrofit Technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
SIP	State Implementation Plans
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations
ALJ	Wisconsin Administrative Law Judge
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Energy Policy Act	Energy Policy Act of 2005
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
LSEs	Load Serving Entities
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO bid-based energy markets
Moody's	Moody's Investor Services
OTC	Over-the-Counter
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
RSG	Revenue Sufficiency Guarantee
S&P	Standard & Poor's Rating Services

Measurements
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits
SFAS	Statement of Financial Accounting Standards

Accounting Pronouncements
FIN 46	Consolidation of Variable Interest Entities
FSP SFAS 157-b	Determination of Impairment for Nonfinancial Assets and Nonfinancial Liabilities
SFAS 71	Accounting for the Effects of Certain Types of Regulation
SFAS 123R	Share-Based Payment (Revised 2004)
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 149	Amendment of SFAS 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities
SFAS 161	Disclosures about Derivative Instruments and Hedging Activities

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

  Factors which impede or delay execution of Wisconsin Energy's PTF strategy, including receipt of necessary state and federal regulatory approvals and permits; timely and successful resolution of legal challenges, including current challenges to the WPDES permit for the Oak Creek expansion; opposition to siting of new generating facilities; the adverse interpretation or enforcement of permit conditions by the permitting agencies; construction delays; and obtaining the investment capital from outside sources necessary to implement the strategy.
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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,111,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 458,000 gas customers in Wisconsin and approximately 470 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 -- Segment Information in the Notes to Consolidated Condensed Financial Statements.

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

Other:   Bostco is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2008, Bostco had $37.5 million of assets.

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

PART I -- FINANCIAL INFORMATION
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007

	(Millions of Dollars)

Operating Revenues	$ 782.0	$ 758.2	$ 1,767.9	$ 1,673.7

Operating Expenses
Fuel and purchased power	298.6	231.1	636.9	459.7
Cost of gas sold	80.2	67.0	317.3	266.9
Other operation and maintenance	315.6	282.9	658.0	557.3
Depreciation, decommissioning
and amortization	63.4	66.8	125.2	136.7
Property and revenue taxes	24.4	22.4	48.6	45.5

Total Operating Expenses	782.2	670.2	1,786.0	1,466.1

Amortization of Gain	87.0	-	246.0	-

Operating Income	86.8	88.0	227.9	207.6

Equity in Earnings of Transmission Affiliate	10.7	9.3	20.8	18.7
Other Income, net	4.7	17.5	13.4	27.6
Interest Expense, net	19.4	23.2	42.2	46.9

Income Before Income Taxes	82.8	91.6	219.9	207.0

Income Taxes	30.6	35.7	83.8	80.9

Net Income	52.2	55.9	136.1	126.1

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available for Common Stockholder	$ 51.9	$ 55.6	$ 135.5	$ 125.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 7,443.8	$ 7,052.8
Accumulated depreciation	(2,659.7)	(2,577.4)

	4,784.1	4,475.4
Construction work in progress	78.8	302.1
Leased facilities, net	865.4	547.3

Net Property, Plant and Equipment	5,728.3	5,324.8

Investments
Restricted cash	256.9	323.5
Equity investment in transmission affiliate	222.7	209.9
Other	0.4	0.4

Total Investments	480.0	533.8

Current Assets
Cash and cash equivalents	15.1	22.0
Restricted cash	320.6	408.1
Accounts receivable	276.6	264.8
Accrued revenues	157.2	213.4
Materials, supplies and inventories	243.7	285.6
Prepayments	99.9	105.3
Regulatory assets	69.9	153.0
Other	92.1	81.1

Total Current Assets	1,275.1	1,533.3

Deferred Charges and Other Assets
Regulatory assets	738.1	787.3
Other	140.8	133.6

Total Deferred Charges and Other Assets	878.9	920.9

Total Assets	$ 8,362.3	$ 8,312.8

Capitalization and Liabilities

Capitalization
Common equity	$ 2,689.8	$ 2,656.2
Preferred stock	30.4	30.4
Long-term debt	1,192.0	1,338.1
Capital lease obligations	972.9	646.6

Total Capitalization	4,885.1	4,671.3

Current Liabilities
Long-term debt and capital lease obligations due currently	8.2	5.7
Short-term debt	403.9	354.3
Accounts payable	317.5	371.0
Regulatory liabilities	441.5	560.8
Other	170.6	186.4

Total Current Liabilities	1,341.7	1,478.2

Deferred Credits and Other Liabilities
Regulatory liabilities	943.1	1,011.0
Deferred income taxes - long-term	563.6	468.5
Pension and other benefit obligations	358.9	395.4
Other long-term liabilities	269.9	288.4

Total Deferred Credits and Other Liabilities	2,135.5	2,163.3

Total Capitalization and Liabilities	$ 8,362.3	$ 8,312.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2008	2007

	(Millions of Dollars)
Operating Activities
Net income	$ 136.1	$ 126.1
Reconciliation to cash
Depreciation, decommissioning and amortization	132.0	141.5
Equity in earnings of transmission affiliate	(20.8)	(18.7)
Distributions from transmission affiliate	16.2	13.9
Deferred income taxes and investment tax credits, net	113.7	(28.6)
Change in - Accounts receivable and accrued revenues	44.4	73.8
Inventories	41.9	38.7
Other current assets	(20.7)	2.3
Accounts payable	14.4	(18.6)
Accrued income taxes, net	(31.3)	(17.8)
Deferred costs, net	56.6	(38.9)
Pension plan contribution	(47.7)	-
Other current liabilities	15.8	(11.1)
Other	(130.0)	36.0

Cash Provided by Operating Activities	320.6	298.6

Investing Activities
Capital expenditures	(262.2)	(194.7)
Proceeds from asset sales, net	4.0	7.8
Change in restricted cash	154.1	-
Investment in transmission affiliate	(8.2)	-
Proceeds from investments within nuclear decommissioning trust	-	213.4
Purchases of investments within nuclear decommissioning trust	-	(213.4)
Other	(9.5)	(14.2)

Cash Used in Investing Activities	(121.8)	(201.1)

Financing Activities
Dividends paid on common stock	(108.5)	(89.8)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	-	23.4
Retirement and repurchase of long-term debt	(147.0)	(14.1)
Change in short-term debt	49.6	(29.8)
Other	0.8	5.3

Cash Used in Financing Activities	(205.7)	(105.6)

Change in Cash and Cash Equivalents	(6.9)	(8.1)

Cash and Cash Equivalents at Beginning of Period	22.0	18.2

Cash and Cash Equivalents at End of Period	$ 15.1	$ 10.1

Supplemental Information - Cash Paid For
Interest (net of amount capitalized)	$ 40.1	$ 47.4
Income taxes (net of refunds)	$ 0.5	$ 112.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8 - Financial Statements and Supplementary Data, in our 2007 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary to a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year 2008 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:   In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities as well as a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. In accordance with FSP SFAS 157-b, we have not applied the provisions of SFAS 157 to pension assets, goodwill or asset retirement obligations. The partial adoption of SFAS 157 did not have a significant financial impact on our consolidated financial statements. See Note 5 -- Fair Value Measurements for further information on SFAS 157.

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

3 -- COMMON EQUITY

Share-Based Compensation Expense:   For a description of share-based compensation, including Wisconsin Energy stock options, restricted stock and performance units, see Note N -- Common Equity in our 2007 Annual Report on Form 10-K. Effective January 1, 2006, Wisconsin Energy adopted SFAS 123R using the modified prospective method. We utilize the straight-line attribution method for recognizing share-based compensation expense under SFAS 123R. Accordingly, for employee awards classified as equity, share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as expense over the requisite service period. There were no modifications to outstanding Wisconsin Energy stock options held by our employees during the period.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees and directors:

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007

	(Millions of Dollars)

Stock options	$2.6	$2.2	$5.4	$6.2
Performance units	1.6	1.2	2.7	1.1
Restricted stock	0.1	0.1	0.2	0.2

Share-based compensation expense	$4.3	$3.5	$8.3	$7.5

Related Tax Benefit	$1.7	$1.4	$3.3	$3.0

Stock Option Activity:   During the first six months of 2008, the Compensation Committee granted 1,266,645 Wisconsin Energy stock options to our employees that had an estimated fair value of $9.93 per share. During the first six months of 2007, the Compensation Committee granted 1,252,690 Wisconsin Energy stock options to our employees that had an estimated fair value of $8.72 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

	2008	2007

Risk-free interest rate	2.9% - 3.9%	4.7% - 5.1%
Dividend yield	2.1%	2.2%
Expected volatility	20.0%	13.0% - 20.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	6.7	6.0

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

The following is a summary of our employees' Wisconsin Energy stock option activity for the three and six months ended June 30, 2008:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of April 1, 2008	7,708,924	$37.46
Granted	-	$ -
Exercised	(155,139)	$26.86
Forfeited	(2,045)	$48.04

Outstanding as of June 30, 2008	7,551,740	$37.68

Outstanding as of January 1, 2008	6,512,147	$35.31
Granted	1,266,645	$48.04
Exercised	(225,007)	$27.56
Forfeited	(2,045)	$48.04

Outstanding as of June 30, 2008	7,551,740	$37.68	6.9	$63.7

Exercisable as of June 30, 2008	4,196,178	$31.55	5.5	$57.9

The intrinsic value of Wisconsin Energy options exercised by our employees was $3.2 million and $4.2 million for the three and six months ended June 30, 2008, and $4.3 million and $19.6 million for the same periods in 2007, respectively. Cash received by Wisconsin Energy from exercises of their options by our employees was $4.9 million and $24.2 million for the six months ended June 30, 2008 and 2007, respectively. The related tax benefit for the same periods was approximately $1.2 million and $7.3 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees that were outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$12.79 to $23.05	448,554	$21.89	3.1	448,554	$21.89	3.1
$25.31 to $31.07	1,110,056	$27.17	4.6	1,110,056	$27.17	4.6
$33.44 to $48.04	5,993,130	$40.80	7.5	2,637,568	$35.03	6.2

	7,551,740	$37.68	6.9	4,196,178	$31.55	5.5

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and six months ended June 30, 2008:

Non-Vested Stock Options	Number of Options	Weighted- Average Fair Value

Non-vested as of April 1, 2008	3,357,607	$8.81
Granted	-	$ -
Vested	-	$ -
Forfeited	(2,045)	$9.93

Non-vested as of June 30, 2008	3,355,562	$8.81

Non-vested as of January 1, 2008	3,160,586	$8.21
Granted	1,266,645	$9.93
Vested	(1,069,624)	$8.35
Forfeited	(2,045)	$9.93

Non-vested as of June 30, 2008	3,355,562	$8.81

As of June 30, 2008, our total compensation costs related to non-vested Wisconsin Energy stock options not yet recognized was approximately $14.2 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved Wisconsin Energy restricted stock grants to certain key employees and directors. The following restricted stock activity related to our employees occurred during the three and six months ended June 30, 2008:

Restricted Shares	Number of Shares	Weighted- Average Grant Date Fair Value

Outstanding as of April 1, 2008	84,367
Granted	-
Released / Forfeited	(12,701)	$27.59

Outstanding as of June 30, 2008	71,666

Outstanding as of January 1, 2008	92,177
Granted	-
Released / Forfeited	(20,511)	$25.74

Outstanding as of June 30, 2008	71,666

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock held by our employees that vested was $0.6 million and $1.0 million for the three and six months ended June 30, 2008, and $0.2 million and $1.5 million for the same periods in 2007, respectively. The related tax benefit was $0.2 million and $0.2 million for the three and six months ended June 30, 2008, and $0.1 million and $0.6 million for the same periods in 2007, respectively.

As of June 30, 2008, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $0.8 million, which is expected to be recognized over the next 54 months on a weighted-average basis.

Performance Units:   In January 2008 and 2007, the Compensation Committee granted 124,175 and 124,655 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's stock over a three year period. We are accruing our share of compensation costs over the three year period based on our estimate of the final expected value of the award. Wisconsin Energy performance units earned as of December 31, 2007 were distributed during the first quarter of 2008 and had a total intrinsic value of $4.7 million. The tax benefit realized due to the distribution of performance units was approximately $1.6 million. As of June 30, 2008, total compensation cost related to performance units not yet recognized was approximately $8.0 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

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

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. During the six months ended June 30, 2008 and June 30, 2007, total comprehensive income was equal to net income.

4 -- LONG-TERM DEBT

We are the obligor under two series of insured tax-exempt bonds in outstanding principal amount of $147.0 million. The bonds bear interest at an "auction rate". In March 2008, because of substantial market disruptions that occurred in the auction rate bond market, we purchased (in lieu of redemption) these bonds at a purchase price of par plus accrued interest to the date of purchase. As of June 30, 2008, the repurchased bonds were still outstanding, but were reported as a reduction in long-term debt. Subject to market conditions, we intend to change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

The following table summarizes our financial assets and liabilities by level within the fair value hierarchy as of June 30, 2008:
Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Derivatives	$23.8	$2.6	$21.3	$47.7

Total	$23.8	$2.6	$21.3	$47.7

Liabilities:
Derivatives	$ -	$6.0	$ -	$6.0

Total	$ -	$6.0	$ -	$6.0

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

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

Fair Value of Derivatives

(Millions of Dollars)
Balance as of April 1, 2008	$4.5
Realized and unrealized gains (losses)	-
Purchases, issuances and settlements	16.8
Transfers in and/or out of Level 3	-

Balance as of June 30, 2008	$21.3

Change in unrealized gains (losses) relating to instruments still held as of June 30, 2008	$ -

Fair Value of Derivatives

(Millions of Dollars)
Balance as of January 1, 2008	$13.0
Realized and unrealized gains (losses)	-
Purchases, issuances and settlements	8.3
Transfers in and/or out of Level 3	-

Balance as of June 30, 2008	$21.3

Change in unrealized gains (losses) relating to instruments still held as of June 30, 2008	$ -

Derivative instruments reflected in Level 3 of the hierarchy include FTRs allocated by MISO that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet in accordance with SFAS 71. See Note 6 -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

6 -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, as amended by SFAS 149, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of June 30, 2008, we recognized $6.0 million in regulatory assets and $54.9 million in regulatory liabilities related to derivatives.

7 -- BENEFITS

The components of our net periodic pension and OPEB costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pension Benefits		OPEB

Benefit Plan Cost Components	2008	2007	2008	2007

	(Millions of Dollars)
Three Months Ended June 30

Net Periodic Benefit Cost
Service cost	$4.1	$6.5	$2.4	$2.6
Interest cost	15.5	15.5	3.8	3.7
Expected return on plan assets	(15.0)	(15.2)	(2.7)	(2.3)
Amortization of:
Transition obligation	-	-	0.1	0.1
Prior service cost (credit)	0.7	1.5	(3.2)	(3.4)
Actuarial loss	2.8	3.6	0.9	1.5

Net Periodic Benefit Cost	$8.1	$11.9	$1.3	$2.2

Six Months Ended June 30

Net Periodic Benefit Cost
Service cost	$8.5	$13.7	$4.9	$5.5
Interest cost	30.2	30.7	7.9	7.5
Expected return on plan assets	(30.3)	(30.8)	(5.4)	(4.6)
Amortization of:
Transition obligation	-	-	0.2	0.2
Prior service cost (credit)	1.2	2.8	(6.3)	(6.7)
Actuarial loss	5.1	7.6	2.2	2.9

Net Periodic Benefit Cost	$14.7	$24.0	$3.5	$4.8

8 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of June 30, 2008, we had the following guarantees:

Maximum Potential Future Payments	Outstanding	Liability Recorded

(Millions of Dollars)

$2.9	$0.1	$ -

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $10.6 million as of June 30, 2008 and $9.8 million as of December 31, 2007.

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and six month periods ended June 30, 2008 and 2007 is shown in the following table:

	Reportable Operating Segments

	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

June 30, 2008
Operating Revenues (a)	$663.2	$110.8	$8.0	$782.0
Operating Income (Loss)	$86.5	$0.7	($0.4)	$86.8

June 30, 2007
Operating Revenues (a)	$654.4	$96.7	$7.1	$758.2
Operating Income	$84.5	$3.1	$0.4	$88.0

Six Months Ended

June 30, 2008
Operating Revenues (a)	$1,323.6	$421.0	$23.3	$1,767.9
Operating Income	$179.1	$42.9	$5.9	$227.9

June 30, 2007
Operating Revenues (a)	$1,289.1	$364.8	$19.8	$1,673.7
Operating Income	$159.8	$42.8	$5.0	$207.6

(a)	We account for all intersegment revenues at tariff rates established by the PSCW. Intersegment revenues were not material.

10 -- COMMITMENTS AND CONTINGENCIES

Environmental Matters:   We periodically review our exposure for remediation costs as evidence becomes available indicating that our liability has changed. Given current information, we believe that future costs in excess of the amounts accrued and/or disclosed on all presently known and quantifiable environmental contingencies will not be material to our financial position, cash flows or results of operations.

Indemnifications:   In connection with the sale of Point Beach, we agreed to provide the buyer with indemnification provisions customary to transactions involving the sale of nuclear assets.

Oak Creek Construction:   In July 2008, We Power received a letter from the contractor of the new Oak Creek units stating that it now forecasts the in service date of Unit 1 to be delayed by three months from the guaranteed in service date of September 29, 2009. The letter also stated that the in service date of Unit 2 is now forecasted to be one month earlier than the guaranteed in service date of September 29, 2010. The letter stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. The letter also stated that the contractor is analyzing the impacts of these events and expects to submit to We Power claims for schedule extensions and cost relief. The claims are expected to be submitted before December 31, 2008. At this time, because of the lack of information available to We Power, it is not able to predict the amount of the claims that may be submitted, or the validity of such claims.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2008

EARNINGS

We had net income of $52.2 million for the second quarter of 2008, a decrease of $3.7 million, or 6.6%, from the second quarter of 2007. A more detailed analysis of our financial results follows.

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

In January 2008, we received a rate order from the PSCW that authorized a 17.2% increase in electric rates to recover increased costs associated with transmission expenses, Wisconsin Energy's PTF program, environmental expenditures, continued investment in renewable and efficiency programs and recovery of previously deferred regulatory assets. The PSCW allowed us to issue bill credits to our customers from the proceeds of the net gain and excess decommissioning funds associated with the sale of Point Beach to mitigate this increase. The PSCW also determined that $85.0 million of Point Beach proceeds should be immediately applied to offset certain regulatory assets. As a result of these bill credits, we estimate that the January 2008 PSCW rate order will result in a net 3.2% increase in electric rates paid by our Wisconsin customers in 2008 and another net increase of 3.2% in 2009. The bill credits that we issue to our customers and the proceeds immediately applied to regulatory assets are reflected on our income statement in the amortization of the gain on the sale of Point Beach. As we issue the bill credits, we transfer the cash from a restricted account to an unrestricted account to match the bill credits issued, adjusted for taxes.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and MWh sales by customer class during the second quarter of 2008 with the second quarter of 2007 including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2008	B (W)	2007	2008	B (W)	2007

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$217.4	$6.4	$211.0	1,836.9	(83.8)	1,920.7
Small Commercial/Industrial	216.0	7.8	208.2	2,166.9	(66.9)	2,233.8
Large Commercial/Industrial	170.5	(8.4)	178.9	2,764.3	(37.9)	2,802.2
Other - Retail	4.9	0.4	4.5	37.1	(1.2)	38.3

Total Retail Sales	608.8	6.2	602.6	6,805.2	(189.8)	6,995.0
Wholesale - Other	35.0	13.3	21.7	653.4	196.0	457.4
Resale - Utilities	8.6	(9.8)	18.4	117.2	(184.9)	302.1
Other Operating Revenues	10.8	(0.9)	11.7	-	-	-

Total	$663.2	$8.8	$654.4	7,575.8	(178.7)	7,754.5

Weather -- Degree Days (a)
Heating (950 Normal)				962	82	880
Cooling (176 Normal)				109	(72)	181

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $8.8 million, or approximately 1.3%, when compared to the second quarter of 2007. We estimate that our second quarter 2008 revenues were $36.2 million higher than the second quarter of 2007 due to pricing increases that we received in the January 2008 PSCW rate order, the fuel recovery rate increase effective in April 2008 and a wholesale rate increase effective in May 2007. Partially offsetting these increases was a $9.0 million decrease in revenue related to the settlement of a billing dispute with our largest customers, two iron ore mines, that occurred in 2007. Additionally, we estimate that weather had a negative impact on operating revenues of approximately $17.3 million. As measured by cooling degree days, the second quarter of 2008 was 39.8% cooler than the same period in 2007 and 38.1% cooler than normal.

For further information on these rate increases, see Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters below.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $67.5 million, or 29.2%, when compared to the second quarter of 2007. The largest factor related to this increase was the power purchase agreement we entered into in connection with the sale of Point Beach, which increased costs by approximately $56.4 million. The remaining increase was $11.1 million, or 4.8%. The remaining increased costs reflected the impact of higher natural gas prices, purchased energy and coal and transportation prices and were partially offset by lower costs resulting from reduced MWh sales during the second quarter of 2008 as compared to the same period in 2007. We expect the impact of higher natural gas and fuel oil prices will continue to increase our overall fuel and purchased power costs for the remainder of 2008.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2008 with the second quarter of 2007. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $14.1 million, or 14.6%, primarily due to higher natural gas prices and pricing increases we received in the January 2008 PSCW rate order.

	Three Months Ended June 30

	2008	B (W)	2007

	(Millions of Dollars)

Gas Operating Revenues	$110.8	$14.1	$96.7
Cost of Gas Sold	80.2	(13.2)	67.0

Gross Margin	$30.6	$0.9	$29.7

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2008 with the second quarter of 2007:

	Three Months Ended June 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2008	B (W)	2007	2008	B (W)	2007

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$20.0	$0.5	$19.5	43.7	(2.1)	45.8
Commercial/Industrial	6.2	0.2	6.0	28.4	0.3	28.1
Interruptible	0.1	-	0.1	1.5	0.1	1.4

Total Retail Gas Sales	26.3	0.7	25.6	73.6	(1.7)	75.3
Transported Gas	3.5	0.1	3.4	62.3	(6.8)	69.1
Other	0.8	0.1	0.7	-	-	-

Total	$30.6	$0.9	$29.7	135.9	(8.5)	144.4

Weather -- Degree Days (a)
Heating (950 Normal)				962	82	880

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margins increased by $0.9 million, or approximately 3.0%, when compared to the second quarter of 2007. We estimate that our second quarter 2008 revenues were $1.1 million higher than the second quarter of 2007 reflecting pricing increases that we received in the January 2008 PSCW rate order. As measured by heating degree days, the second quarter of 2008 was 9.3% cooler than the same period in 2007 and 1.3% cooler than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by approximately $32.7 million, or 11.6%, when compared to the second quarter of 2007. The January 2008 PSCW rate order discussed above allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. We estimate these items were approximately $62.8 million higher during the second quarter of 2008 as compared to the same period in 2007. Additionally, approximately $10.3 million of the increase related to the operation and maintenance of our power plants. These increases were partially offset by an estimated $47.7 million reduction in nuclear operation and maintenance expense related to the sale of Point Beach as we no longer own the plant.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense decreased by $3.4 million, or approximately 5.1%, when compared to the second quarter of 2007. This decrease was primarily the result of the sale of Point Beach, which was partially offset by plant additions. In May 2008, the Blue Sky Green Field wind project was placed in service. As of June 30, 2008, the cost of this project was approximately $294.0 million, including AFUDC, and the annual depreciation expense was expected to be approximately $10.8 million.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our regulators to allow for the net gain on the sale of approximately $902.2 million to be used for the benefit of our customers, primarily in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits to our customers. When the bill credits are issued to customers, we transfer cash from the restricted balances to the unrestricted balances, adjusted for taxes. During the second quarter of 2008, we issued approximately $87.0 million of bill credits to our customers.

Other Income, net

Other income, net decreased by approximately $12.8 million, or 73.1%, when compared to the second quarter of 2007. The largest decrease relates to a $7.0 million gain on sale of property that occurred in 2007. Additionally, we experienced lower carrying charges on regulatory assets in 2008. In 2007, we accrued carrying charges on regulatory assets. In connection with the January 2008 PSCW rate order, we stopped accruing carrying charges on those regulatory assets as we are now allowed a current return on them.

Interest Expense, net

	Three Months Ended June 30

Interest Expense, net	2008	2007

	(Millions of Dollars)

Gross Interest Costs	$20.1	$23.6
Less: Capitalized Interest	0.7	0.4

Interest Expense, net	$19.4	$23.2

Our gross interest costs decreased by $3.5 million, or 14.8%, when compared to the second quarter of 2007 primarily due to lower short-term interest rates and lower long-term debt balances. Our capitalized interest increased by $0.3 million due to increased capital expenditures. As a result, our net interest expense declined by $3.8 million, or 16.4%, as compared to the second quarter of 2007.

Income Taxes

For the second quarter of 2008, our effective tax rate was 37.0% compared to 39.0% for the second quarter of 2007. For additional information, see Note E -- Income Taxes in our 2007 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2008

EARNINGS

We had net income of $136.1 million for the first six months of 2008, an increase of $10.0 million, or 7.9%, from the first six months of 2007. A more detailed analysis of our financial results follows.

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

In January 2008, we received a rate order from the PSCW that authorized a 17.2% increase in electric rates to recover increased costs associated with transmission expenses, Wisconsin Energy's PTF program, environmental expenditures, continued investment in renewable and efficiency programs and recovery of previously deferred regulatory assets. The PSCW allowed us to issue bill credits to our customers from the proceeds of the net gain and excess decommissioning funds associated with the sale of Point Beach to mitigate this increase. The PSCW also determined that $85.0 million of Point Beach proceeds should be immediately applied to offset certain regulatory assets. As a result of these bill credits, we estimate that the January 2008 PSCW rate order will result in a net 3.2% increase in electric rates paid by our Wisconsin customers in 2008 and another net increase of 3.2% in 2009. The bill credits that we issue to our customers and the proceeds immediately applied to regulatory assets are reflected on our income statement in the amortization of the gain on the sale of Point Beach. As we issue the bill credits, we transfer the cash from a restricted account to an unrestricted account to match the bill credits issued, adjusted for taxes.

Electric Utility Revenues and Sales

The following table compares our electric utility operating revenues and MWh sales by customer class during the first six months of 2008 with the first six months of 2007 including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2008	B (W)	2007	2008	B (W)	2007

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$460.0	$21.0	$439.0	3,990.3	(24.7)	4,015.0
Small Commercial/Industrial	421.2	10.1	411.1	4,440.9	(34.6)	4,475.5
Large Commercial/Industrial	323.0	(12.4)	335.4	5,440.3	14.5	5,425.8
Other - Retail	10.3	0.8	9.5	80.0	(0.3)	80.3

Total Retail Sales	1,214.5	19.5	1,195.0	13,951.5	(45.1)	13,996.6
Wholesale - Other	74.1	32.8	41.3	1,382.2	462.6	919.6
Resale - Utilities	14.4	(18.1)	32.5	313.4	(253.8)	567.2
Other Operating Revenues	20.6	0.3	20.3	-	-	-

Total	$1,323.6	$34.5	$1,289.1	15,647.1	163.7	15,483.4

Weather -- Degree Days (a)
Heating (4,230 Normal)				4,515	364	4,151
Cooling (177 Normal)				109	(79)	188

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $34.5 million, or approximately 2.7%, when compared to the first six months of 2007. We estimate that $43.5 million of the increase relates to pricing increases that we received in the January 2008 PSCW rate order, the fuel recovery rate increase effective in April 2008 and a wholesale rate increase effective in May 2007. Partially offsetting these increases was a $9.0 million decrease in revenue related to the settlement of a billing dispute with our largest customers, two iron ore mines, that occurred in 2007. Additionally, we estimate that weather had a negative impact on operating revenues of $9.9 million. As measured by cooling degree days, the first six months of 2008 were 42.0% cooler than the same period in 2007 and 38.4% cooler than normal.

For further information on these rate increases, see Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters below.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $177.2 million, or approximately 38.5%, when compared to the first six months of 2007. The largest factor related to this increase was the power purchase agreement we entered into in connection with the sale of Point Beach, which increased costs by approximately $121.7 million. In addition, in connection with the January 2008 PSCW rate order, we recorded a $41.2 million one-time amortization of deferred fuel costs in the first quarter of 2008. The remaining increase was $14.3 million, or 3.1%. The remaining increased costs reflected the impact of higher natural gas prices, purchased energy and coal and transportation prices and were partially offset by lower costs resulting from higher coal unit generation during the first six months of 2008 as compared to the same period in 2007. We expect the impact of higher natural gas and fuel oil prices will continue to increase our overall fuel and purchased power costs for the remainder of 2008.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2008 with the first six months of 2007. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $56.2 million, or 15.4%, primarily due to higher natural gas prices and pricing increases we received in the January 2008 PSCW rate order.

	Six Months Ended June 30

	2008	B (W)	2007

	(Millions of Dollars)

Gas Operating Revenues	$421.0	$56.2	$364.8
Cost of Gas Sold	317.3	(50.4)	266.9

Gross Margin	$103.7	$5.8	$97.9

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2008 with the first six months of 2007:

	Six Months Ended June 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2008	B (W)	2007	2008	B (W)	2007

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$68.5	$3.5	$65.0	222.0	10.8	211.2
Commercial/Industrial	24.9	1.8	23.1	132.6	8.6	124.0
Interruptible	0.4	-	0.4	4.2	-	4.2

Total Retail Gas Sales	93.8	5.3	88.5	358.8	19.4	339.4
Transported Gas	8.4	0.4	8.0	164.5	(4.6)	169.1
Other	1.5	0.1	1.4	-	-	-

Total	$103.7	$5.8	$97.9	523.3	14.8	508.5

Weather -- Degree Days (a)
Heating (4,230 Normal)				4,515	364	4,151

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margins increased by $5.8 million, or 5.9%, when compared to the first six months of 2007. We estimate that approximately $1.8 million of this increase related to pricing increases that we received in the January 2008 PSCW rate order. Additionally, we estimate that weather had a positive impact on sales of $2.5 million. As measured by heating degree days, the first six months of 2008 were 8.8% cooler than the same period in 2007 and 6.7% cooler than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by approximately $100.7 million, or 18.1%, when compared to the first six months of 2007. The January 2008 PSCW rate order discussed above allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. We estimate these items were approximately $115.9 million higher during the first six months of 2008 as compared to the same period in 2007. Additionally, approximately $19.4 million of the increase related to the operation and maintenance of our power plants. In addition, in connection with the January 2008 PSCW rate order, we recorded a $43.8 million amortization of deferred bad debt costs in the first quarter of 2008. These increases were partially offset by an estimated $85.6 million reduction in nuclear operation and maintenance expense related to the sale of Point Beach as we no longer own the plant.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense decreased by $11.5 million, or approximately 8.4%, when compared to the first six months of 2007. This decrease was primarily the result of the sale of Point Beach, which was partially offset by plant additions. In May 2008, the Blue Sky Green Field wind project was placed in service. As of June 30, 2008, the cost of this project was approximately $294.0 million, including AFUDC, and the annual depreciation expense was expected to be approximately $10.8 million.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our regulators to allow for the net gain on the sale of approximately $902.2 million to be used for the benefit of our customers, primarily in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits to our customers. When the bill credits are issued to customers, we transfer cash from the restricted balances to the unrestricted balances, adjusted for taxes. During the first six months of 2008, we issued approximately $161.0 million of bill credits to our customers. In addition, pursuant to the January 2008 PSCW rate order, during the first quarter of 2008 we recorded an $85.0 million amortization of a portion of the gain to reflect the recovery of the amortization of $85.0 million of regulatory assets ($41.2 million related to deferred fuel costs and $43.8 million related to deferred bad debt costs).

Other Income, net

Other income, net decreased by approximately $14.2 million, or 51.4%, when compared to the first six months of 2007. The largest decrease relates to a $7.0 million gain on sale of property that occurred in 2007. Additionally, we experienced lower carrying charges on regulatory assets in 2008. In 2007, we accrued carrying charges on regulatory assets. In connection with the January 2008 PSCW rate order, we stopped accruing carrying charges on those regulatory assets as we are now allowed a current return on them.

Interest Expense, net

	Six Months Ended June 30

Interest Expense, net	2008	2007

	(Millions of Dollars)

Gross Interest Costs	$44.0	$47.7
Less: Capitalized Interest	1.8	0.8

Interest Expense, net	$42.2	$46.9

Our gross interest costs decreased by $3.7 million, or 7.8%, during the six months ended June 30, 2008 when compared with the same period in 2007, primarily due to lower short-term interest rates and lower long-term debt balances. Our capitalized interest increased by $1.0 million due to increased capital expenditures. As a result, our net interest expense declined by $4.7 million, or 10.0%, as compared to the first six months of 2007.

Income Taxes

For the first six months of 2008, our effective tax rate was 38.1% compared to 39.1% for the first six months of 2007. For additional information, see Note E -- Income Taxes in our 2007 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first six months of 2008 and 2007:

	Six Months Ended June 30

Wisconsin Electric	2008	2007

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$320.6	$298.6
Investing Activities	($121.8)	($201.1)
Financing Activities	($205.7)	($105.6)

Operating Activities

Cash provided by operating activities was $320.6 million during the six months ended June 30, 2008, which was $22.0 million higher than the same period in 2007. During the first six months of 2008, we experienced higher cash earnings and lower income tax payments and working capital requirements.

During the first six months of 2008, our cash income taxes were $112.0 million lower than during the first six months of 2007, primarily due to higher deferred taxes as a result of additional tax depreciation expense. In accordance with IRS guidelines, we completed a review in 2008 and concluded that certain timing items that historically had been capitalized and depreciated for tax purposes could be deducted currently.

Partially offsetting the lower income tax payments, in the first six months of 2008 we contributed $47.7 million to our pension plan. There were no comparable contributions to the plan for the six months ended June 30, 2007.

Investing Activities

Cash used in investing activities was $121.8 million during the six months ended June 30, 2008, which was $79.3 million lower than the same period in 2007. This decline reflects positive cash flows from the release of restricted cash, partially offset by increased capital expenditures.

During the first six months of 2008, we saw an increase in cash flows from investing activities as we realized $154.1 million of restricted cash. In September 2007, we sold Point Beach and placed approximately $924 million of cash in restricted accounts to be used for the payment of taxes and for the benefit of our customers. We release the restricted cash, adjusted for taxes, as we issue bill credits to our customers, which is reflected as an amortization of the gain on our income statement.

During the first six months of 2008, our capital expenditures increased by $67.5 million primarily due to payments related to our wind generation project.

Financing Activities

Cash used in financing activities was $205.7 million during the six months ended June 30, 2008, which was $100.1 million higher than the same period in 2007. During the first six months of 2008, we paid approximately $108.5 million in cash dividends and reduced our debt levels by a net amount of approximately $97.4 million.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining six months of 2008 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities depending on market conditions and other factors. Beyond 2008, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings, the issuance of debt securities and capital contributions from our parent.

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

As of June 30, 2008, we had approximately $596.1 million of available, undrawn lines under our bank back-up credit facilities. Of that amount, approximately $403.9 million was providing liquidity support for an equivalent amount of short-term debt outstanding on that date.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facilities as of June 30, 2008:

Total Facility	Letters of Credit	Credit Available	Facility Expiration	Facility Term

(Millions of Dollars)

$500.0	$3.9	$496.1	March 2011	5 year
$100.0	$ -	$100.0	September 2008	6 month

We are the obligor under two series of insured tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million that were issued in 2004 (the 2004 Bonds). Since the 2004 Bonds were issued, they have borne interest at an "auction rate". Because of substantial disruptions in the auction rate bond market that occurred in early to mid-February 2008, in March 2008 we purchased (in lieu of redemption) the 2004 Bonds at a purchase price of par plus accrued interest to the date of purchase. We issued commercial paper to fund the purchase of the 2004 Bonds. We currently hold the 2004 Bonds, which remain outstanding. Depending on market conditions and other factors, we intend to change the method used to determine the interest rate on the 2004 Bonds and have them remarketed to third parties.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by S&P, Moody's and Fitch as of June 30, 2008:

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A

In July 2008, S&P affirmed our corporate credit rating and revised our ratings outlook from stable to positive.

On April 30, 2008, Fitch affirmed our ratings and our stable ratings outlook.

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

We have identified two tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of any of these two variable interest entities as defined by FIN 46. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other contract as an operating lease. A similar power purchase agreement expired during the second quarter of 2008. For additional information, see Note D -- Variable Interest Entities in our 2007 Annual Report on Form 10-K. We have included our contractual obligations under these two contracts in our evaluation of Contractual Obligations/Commercial Commitments discussed below.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $19.4 billion as of June 30, 2008 compared with $18.8 billion as of December 31, 2007. Our total contractual obligations and other commercial commitments as of June 30, 2008 increased compared with December 31, 2007 primarily due to increased capital lease obligations as a result of the lease for PWGS 2 becoming effective.

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

Port Washington:   In May 2004, We Power began the construction of PWGS 2. PWGS 2 was placed in service in May 2008 and is fully operational. Post-construction activities are expected to be completed prior to year-end and have been accounted for in our overall project recovery. PWGS 2 is expected to be completed within the PSCW approved cost parameters.

Oak Creek Expansion:

Construction Status

In June 2005, construction commenced on two 615 MW coal-fired units (the Oak Creek expansion) at a site adjacent to the site of our existing Oak Creek Power Plant. Bechtel is the contractor of the plants under a fixed price contract, subject to certain defined price adjustments. The total cost of the two units was estimated to be $2.191 billion.

In July 2008, Bechtel notified We Power in a letter that it now forecasts the in-service date of Unit 1 to be delayed three months beyond the guaranteed contract date of September 29, 2009. Bechtel also advised We Power in the letter that it now forecasts the in-service date of Unit 2 to be one month earlier than the guaranteed contract date of September 29, 2010.

According to the letter, reasons for the delay of Unit 1 include severe winter weather experienced during the winters of 2006-2007 and 2007-2008, exacerbated by severe rain storms in April and June of 2008, changes in local labor conditions from those anticipated by Bechtel, the cumulative impact of a large number of change orders and delay in receiving full notice to proceed in 2005 as a result of the court challenges by certain opposition groups to the Certificate of Public Convenience and Necessity for the Oak Creek expansion.

The letter states that Bechtel is still analyzing the impact of these events, and that it expects to submit to We Power claims for schedule extensions and cost relief with required justification by the end of 2008. We Power will review these claims when they arrive to determine if it believes Bechtel is entitled to any schedule and/or cost relief.

WPDES Permit

A contested case hearing for the WPDES permit was held in March 2006. The ALJ upheld the issuance of the permit in a decision issued in July 2006. In August 2006, the opponents filed in Dane County Circuit Court for judicial review of the ALJ's decision upholding the issuance of the permit. In March 2007, the Dane County Circuit Court affirmed in part the decision by the ALJ to uphold the WDNR's issuance of the permit. The Court also remanded certain aspects of the ALJ's decision for further consideration based on the January 2007 decision by the United States Court of Appeals for the Second Circuit concerning the federal rule on cooling water intake systems for existing facilities (the Phase II rule) (Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) (2d Cir. 2007)). The Second Circuit found certain portions of the rule impermissible and remanded several parts of the rule to the EPA for further consideration or potential rulemaking. In July 2007 the EPA formally suspended the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems for existing facilities.

In November 2007, the ALJ determined that the expansion units are new facilities under Section 316(b) of the Clean Water Act. The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two units, pointing out that, based upon the present record, the water intake system currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities.

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

In May 2008, the WDNR issued a draft modified WPDES permit authorizing use of the once-through cooling system under construction for both the expansion units and the existing units at Oak Creek. The public information hearing was held on June 9, 2008 and the public comment period closed on June 16, 2008. On July 31, 2008, the WDNR issued the final modified permit, with no substantive changes from the previously issued draft permit. This permit can be challenged in a hearing before the Wisconsin Division of Hearings and Appeals or through judicial review.

On July 31, 2008, we, along with the joint owners of the Oak Creek expansion, reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups have agreed to withdraw their opposition to the modified WPDES permit for the existing and expansion units at Oak Creek.

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

We expect to provide a total of approximately $669.7 million of bill credits to our Wisconsin customers over the three year period ending December 31, 2010.

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

2008 Fuel Recovery Request:   On March 13, 2008, we filed a rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel costs is being driven primarily by increases in the price of natural gas and the higher cost of transporting coal by rail as a result of increases in the cost of diesel fuel. On April 11, 2008, the PSCW approved an annual increase of $76.9 million (3.3%) in Wisconsin retail electric rates on an interim basis. In July 2008, we received the final rate order, which authorized an additional $42.0 million in rate increases, for a total increase of $118.9 million (5.1%). Any over-collection of fuel surcharge revenue in calendar year 2008 is subject to refund with interest at a rate of 10.75%.

Fuel Cost Adjustment Procedure:   In June 2006, the PSCW opened a docket (01-AC-224) to consider revisions to the existing fuel rules (Chapter PSC 116). Public comments from stakeholders, including regulated utilities, were received by the PSCW. In July 2008, the PSCW ordered a second comment period on a revised rule, with hearings to be held in August 2008. The current version of the revised rule recommends modifying the rules to allow for annual plan and reconciliation filings of fuel costs by each regulated utility. In the period between plan and reconciliation, escrow accounting would be used to record fuel costs outside a plus or minus 2% annual band of the total fuel costs allowed in rates. The proposed rule further recommends that the escrow balance be trued-up annually following the end of each calendar year. The PSCW proposed that the new rule become effective in January 2009. The PSCW expressed its intent to send a revised rule to the legislature, to follow the statutory review process, by September 2008.

Oak Creek Air Quality Control System Approval:   As anticipated, in July 2008 we received approval from the PSCW granting us authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant Units 5-8 at an estimated cost of $830 million, including AFUDC. Construction of these emission controls began in late July 2008, and we expect the installation will be completed in 2012. The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree with the EPA. The Citizens Utility Board and Clean Wisconsin, the two groups that opposed controlling Units 5-8, petitioned the PSCW for rehearing and reconsideration of its order. We do not believe that their request has merit.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2007 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

WIND GENERATION

In June 2005, we purchased the development rights to a wind farm project (Blue Sky Green Field) from Navitas Energy, Inc. After receiving the necessary approvals and permits, we began construction in June 2007. Wind turbine components began arriving at the site during the fourth quarter of 2007, and the project reached commercial operation in May 2008. Land restoration, road repairs and other post construction activities continue. The cost of this project was approximately $294.0 million, including AFUDC, as of June 30, 2008.

In addition, in October 2007 we provided notice to FPL Energy, a subsidiary of FPL, that we were exercising the option we received in connection with the sale of Point Beach to purchase all rights to a new wind farm site in central Wisconsin. In July 2008, the purchase was completed and we expect the permitting process to begin later this year. We currently expect to install wind turbines with approximately 100 to 200 MW of generating capacity, subject to the final site configuration and the turbine equipment selected. We expect the wind turbines to be placed into service between late 2010 and 2011, subject to regulatory approvals and turbine availability.

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

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2008 through May 31, 2009. The resulting ARR valuation and the secured FTRs should adequately mitigate our transmission congestion risk for the period.

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

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in southeastern Wisconsin as nonattainment areas for the 8-hour ozone NAAQS. States were required to develop and submit SIP to the EPA by June 2007 to demonstrate how they intended to comply with the 8-hour ozone NAAQS. Instead of submitting a SIP, Wisconsin submitted a request to redesignate all counties in southeastern Wisconsin to be in attainment with the standard. In addition to the request for redesignation, Wisconsin also adopted a rule that applies to emissions from our power plants in the affected areas of Wisconsin. We believe compliance with the NOx emission reduction requirements under the Consent Decree will substantially mitigate costs to comply with the EPA's 8-hour ozone NAAQS. In March 2008, the EPA issued a determination that the state of Wisconsin had failed to submit a SIP. We do not anticipate any further requirements to reduce emissions as a result of this finding, but we are unable to predict that outcome until Wisconsin responds to this finding and the EPA subsequently takes a final approval action. In March 2008, the EPA announced its decision to further lower the 8-hour standard. Although additional counties may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our existing coal-fired generation facilities.

Clean Air Interstate Rule:   The EPA issued the final CAIR in March 2005 to facilitate the states in meeting the 8-hour ozone and PM2.5 standards by addressing the regional transport of SO2 and NOx. CAIR required NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan were affected states under CAIR. Overall, CAIR was expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. A final CAIR rule was adopted in Wisconsin and Michigan. Subsequently, in July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAIR and remanded it to the EPA to promulgate a rule that is consistent with its decision. We previously determined that compliance with the NOx and SO2 emission reductions requirements under the Consent Decree would substantially mitigate costs to comply with CAIR. We are unable to predict the content or the timing of any future rule that may replace CAIR. We are also unable to predict how the Court's decision will affect Wisconsin's and Michigan's plans to implement the 8-hour ozone standard, the PM2.5 standard and Regional Haze.

Clean Air Mercury Rule:   The EPA issued the final CAMR in March 2005, following the agency's 2000 regulatory determination that utility mercury emissions should be regulated. CAMR would limit mercury emissions from new and existing coal-fired power plants and cap utility mercury emissions in two phases, applicable in 2010 and 2018. The caps would limit emissions at approximately 20% and ultimately 70% below today's utility mercury levels.

The federal rule was challenged by a number of states, including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to EPA for re-consideration. At this time, we cannot predict the timing or impact on our operations of a future federal rule.

In October 2004, the WDNR issued mercury emission control rules that affect electric utilities in Wisconsin. The Wisconsin rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program and require that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. In March 2007, the WDNR proposed changes to this rule to include an implementation plan for CAMR, along with a proposal for more stringent state-only rules. WDNR did not take any final action on the March 2007 rule proposal. The 2004 state rule will continue to apply to our Wisconsin facilities, unless and until it is revised in the future. This rule requires mercury emission reductions from existing coal-fueled units in three phases, beginning with an emission cap in 2008, followed by a 40% reduction requirement by 2010 and a 75% reduction requirement by 2015.

In March 2008, the WDNR once again proposed changes to the existing state-only mercury rule. In June 2008, the Natural Resources Board approved the proposed rule. The rule is now proceeding through the state legislative review process. The new proposal would require 90% mercury emission reductions from utilities by 2015, or, under a multi-emission option, 70% reductions by 2015, 80% by 2018 and 90% by 2021, provided utilities meet stringent NOx and SO2 emission reduction requirements by 2015. The proposed rule would eliminate the 2008-2009 emission cap, but retain the 40% emission reduction requirement for the period 2010-2014. Our plan is to maximize mercury reductions from our initial emission control investments. Enhanced mercury reductions from refinements to SO2 and NOx controls are expected to be developed over the next several years. Because control technology is under development, it is difficult to estimate what the cost would be to comply with the Wisconsin requirements. We believe the range of possible expenditures could be approximately $50 million to $200 million.

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

Clean Air Visibility Rule:   The EPA issued CAVR in June 2005 to address Regional Haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines BART requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. Under CAVR, states are required to identify certain industrial facilities and power plants that affect visibility in the nation's 156 Class I protected areas. States are then required to determine the types of emission controls that those facilities must use to control their emissions. The pollutants from power plants that reduce visibility include particulate matter or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States were required to submit plans to implement CAVR to the EPA by December 2007. Wisconsin has not yet submitted a plan. Michigan prepared a plan but the status is uncertain. The reductions associated with the state plans are scheduled to begin to take effect in 2014, with full implementation before 2018. Wisconsin has completed the BART rules, which cover one aspect of CAVR regulations. Wisconsin BART rules became effective July 1, 2008. Michigan is in the process of adopting a final rule.

Both Wisconsin and Michigan BART rules are based, in part, on utility reductions of NOx and SO2 that were expected to occur under CAIR. Therefore, we are uncertain how the recent court decision vacating CAIR will impact the BART rules and subsequent requirements on our system.

EPA Advance Notice of Proposed Rulemaking:   In July 2008, the EPA issued an Advance Notice of Proposed Rulemaking seeking comment on a large array of possible regulatory actions it is contemplating under the federal Clean Air Act to reduce greenhouse gas emissions. The proposed rules impact virtually all aspects of the economy including electric and natural gas utilities. The EPA document follows a U.S. Supreme Court decision last year requiring the EPA to regulate greenhouse gas emissions under the Clean Air Act if it finds that they endanger public health or welfare. The document seeks comment on whether the EPA should make that finding and, if so, the types of regulations it should adopt. There will be a 120 day comment period commencing when the document is published in the Federal Register.

We cannot predict at this time what impact, if any, such a finding would have on us.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2007 Annual Report on Form 10-K and Item 1. Legal Proceedings in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2008 Annual Meeting of Stockholders held on April 25, 2008, for which we did not solicit proxies, the nine incumbent directors listed in our Information Statement dated March 26, 2008 (Information Statement) were elected for terms expiring in 2009. Each director received 33,289,327 votes (100% of votes cast). Directors are elected by a plurality of the votes cast by the shares entitled to vote. Any shares not voted, whether by withheld authority or otherwise, have no effect in the election of directors. There was no solicitation in opposition to the nominees in the Information Statement.

Further information concerning this matter is contained in our Information Statement.

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

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: August 1, 2008	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer