Form 10-K
period 2008-12-31
WISCONSIN ELECTRIC POWER CO
filed 2009-02-27
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

As of June 30, 2008 (and currently), all of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2009):

Common Stock, $10 Par Value, 33,289,327 shares outstanding

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's definitive information statement on Schedule 14C for its Annual Meeting of Stockholders, to be held on May 1, 2009, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY

FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2008

Item	Page

PART III

10. Directors, Executive Officers and Corporate Governance of the Registrant	106

11. Executive Compensation	106

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	106

13. Certain Relationships and Related Transactions, and Director Independence	107

14. Principal Accountant Fees and Services	107

PART IV

15. Exhibits and Financial Statement Schedules	107

Schedule II - Valuation and Qualifying Accounts	108

Signatures	109

Exhibit Index	E-1

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Wisconsin Electric Subsidiary and Affiliates

Primary Subsidiary and Affiliates

Bostco	Bostco LLC
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets

OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates

ATC	American Transmission Company LLC
ERS	Elm Road Services, LLC

Federal and State Regulatory Agencies

DOA	Wisconsin Department of Administration
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
NRC	United States Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms

Act 141	2005 Wisconsin Act 141
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CO2	Carbon Dioxide
CWA	Clean Water Act
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM 2.5	Fine Particulate Matter
RACT	Reasonably Available Control Technology
RI/FS	Remedial Investigation and Feasibility Study
SIP	State Implementation Plan
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Other Terms and Abbreviations

ALJ	Wisconsin Administrative Law Judge
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
CPCN	Certificate of Public Convenience and Necessity
D&D Fund	Uranium Enrichment Decontamination and Decommissioning Fund
Energy Policy Act	Energy Policy Act of 2005
Fitch	Fitch Ratings
FNTP	Full Notice To Proceed
FPL	FPL Group, Inc.
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
GDP	Gross Domestic Product
Guardian	Guardian Pipeline L.L.C.
LLC	Limited Liability Company
LMP	Locational Marginal Price
LSEs	Load Serving Entities
MAIN	Mid-America Interconnected Network, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investor Service
NMC	Nuclear Management Company, LLC
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
PJM	PJM Interconnection, L.L.C.
Point Beach	Point Beach Nuclear Power Plant
PRSG	Planning Reserve Sharing Groups
PTF	Power the Future
PUHCA 1935	Public Utility Holding Company Act of 1935
PUHCA 2005	Public Utility Holding Company Act of 2005
RFC	Reliability First Corporation
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organizations
S&P	Standard & Poor's Ratings Services

Measurements

Btu	British thermal unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
kW	Kilowatt(s) (One kW equals one thousand watts)
kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below.

Accounting Terms

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits
SFAS	Statement of Financial Accounting Standards

Accounting Pronouncements

FIN 46	Consolidation of Variable Interest Entities
FIN 46R	Consolidation of Variable Interest Entities (Revised 2003)
FIN 47	Accounting for Conditional Asset Retirement Obligations
FIN 48	Accounting for Uncertainty in Income Taxes
FSP FIN 46(R)-8	Disclosures about Consolidation of Variable Interest Entities
SFAS 13	Accounting for Leases
SFAS 71	Accounting for the Effects of Certain Types of Regulation
SFAS 87	Employers' Accounting for Pensions
SFAS 106	Employers' Accounting for Postretirement Benefits Other Than Pensions
SFAS 109	Accounting for Income Taxes
SFAS 123R	Share-Based Payment (Revised 2004)
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 143	Accounting for Asset Retirement Obligations
SFAS 149	Amendment of SFAS 133 on Derivative Instruments and Hedging Activities
SFAS 157	Fair Value Measurements
SFAS 158	Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities
SFAS 161	Disclosures about Derivative Instruments and Hedging Activities

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
  Timing, resolution and impact of future rate cases and negotiations, including recovery for new investments as part of Wisconsin Energy's PTF strategy, environmental compliance, transmission service, fuel costs and costs associated with the implementation of the MISO Energy Markets.
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
  Increased competition in our electric and gas markets and continued industry consolidation.
  Factors which impede or delay execution of Wisconsin Energy's PTF strategy, including the adverse interpretation or enforcement of permit conditions by the permitting agencies; construction delays; and obtaining the investment capital from outside sources necessary to implement the strategy.
  Factors which may affect successful implementation of the settlement agreement with the two parties who were challenging the WPDES permit for the Oak Creek expansion.
  The impact of recent and future federal, state and local legislative and regulatory changes, including electric and gas industry restructuring initiatives; changes to the Federal Power Act and related regulations under the Energy Policy Act and enforcement thereof by FERC and other regulatory agencies; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; and changes in the application of existing laws and regulations.

  The cost and other effects of legal and administrative proceedings, settlements, investigations, claims and changes in those matters.
  Impacts of the significant contraction in the global credit markets affecting the availability and cost of capital.
  Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or our subsidiary; and our credit ratings.
  The investment performance of Wisconsin Energy's pension and other post-retirement benefit plans.
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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,114,800 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 460,500 gas customers in Wisconsin and approximately 465 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Results of Operations in Item 7 and Note O -- Segment Reporting in the Notes to Consolidated Financial Statements in Item 8.

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

Other:   Bostco is our non-utility subsidiary that develops and invests in real estate. As of December 31, 2008, Bostco had $37.1 million of assets.

Our annual and periodical filings with the SEC are available, free of charge, through Wisconsin Energy's Internet website www.wisconsinenergy.com. These documents are available as soon as reasonably practicable after such materials are filed (or furnished) with the SEC.

UTILITY OPERATIONS

ELECTRIC UTILITY OPERATIONS

We are the largest electric utility in the state of Wisconsin. We generate and distribute electric energy in a territory in southeastern (including the metropolitan Milwaukee area), east central and northern Wisconsin and in the Upper Peninsula of Michigan.

We participate in the MISO Energy Markets which determines how our generating units are dispatched and how we buy and sell power. For further information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Sales

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits, CPCNs or boundary agreements with other utilities, and in certain territories in the state of Michigan pursuant to franchises granted by municipalities. We also sell wholesale electric power within the MISO Energy Markets.

Our electric energy sales to all classes of customers totaled approximately 31.7 million MWh during 2008 and approximately 32.7 million MWh during 2007. We had approximately 1,114,800 electric customers at December 31, 2008 and 1,109,500 electric customers at December 31, 2007.

Electric Sales Growth:   We presently anticipate total retail and municipal electric kWh sales will grow at an annual rate of 0.25% to 0.75% over the next five years. This estimate assumes normal weather and excludes our largest customer, two iron ore mines. We also anticipate that our peak electric demand will grow at an annual rate of 1.0% to 1.5% over the next five years.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as mining, paper, foundry, food products and machinery production, as well as to large retail chains.

Our largest retail electric customers are two iron ore mines located in the Upper Peninsula of Michigan. The combined electric energy sales to the two mines accounted for 6.6% and 6.4% of our total electric utility energy sales during 2008 and 2007, respectively. Effective January 1, 2008, the mines became eligible to receive electric service from us in accordance with tariffs approved by the MPSC. Prior to this, we had special negotiated power-sales contracts with these mines.

Sales to Wholesale Customers:   During 2008, we sold wholesale electric energy to two municipally owned systems, two rural cooperatives and one municipal joint action agency located in the states of Wisconsin and Michigan. We also made wholesale electric energy sales to nine other public utilities and power marketers throughout the region under rates approved by FERC. Wholesale sales accounted for approximately 11.1% of our total electric energy sales and 4.3% of total electric operating revenues during 2008, compared with 11.8% of total electric energy sales and 7.3% of total electric operating revenues during 2007.

Electric System Reliability Matters:   Electric energy sales are impacted by seasonal factors and varying weather conditions from year-to-year. As a summer peaking utility, the summer period is the most relevant period for capacity planning purposes for us as a result of cooling load. Prior to 2006, we were a member of the MAIN reliability council, whose guidelines required a minimum 14% planning reserve margin for the short-term (up to one year ahead). Effective January 1, 2006, we became a member of RFC, a successor council encompassing most of the East Central Area Reliability Council and Mid-Atlantic Area Council, and a portion of MAIN. The RFC has approved reliability standards, which set forth the methodology for establishing planning reserve requirements and require the formation of PRSG. We are a member of the Midwest PRSG, which was formed in June 2007 to establish planning reserve requirements. As a member of the Midwest PRSG, we were required to adhere to PSCW guidelines requiring an 18% planning reserve margin. In November 2007, the PSCW opened a new docket to review the 18% planning reserve margin requirement. In October 2008, the PSCW issued an order lowering the planning reserve margin requirement from 18% to 14.5% effective for planning year two and each year beyond, and the MISO calculated the planning reserve margin for the first planning year 2009-2010. The MPSC has not yet established guidelines in this area.

We had adequate capacity to meet all of our firm electric load obligations during 2008 and expect to have adequate capacity to meet all of our firm obligations during 2009. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Electric Supply

Our electric supply strategy is to provide our customers with a diverse fuel mix that is expected to maintain a stable, reliable and affordable supply of electricity. We supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term power purchase agreements, including the Point Beach power purchase agreement discussed later in this report, and through spot purchases in the MISO Energy Markets.

Our installed capacity by fuel type for the years ended December 31 is shown below:

	Dependable Capability in MW (a)

	2008	2007	2006

Coal	3,247	3,247	3,334
Nuclear (b)	-	-	1,036
Natural Gas - Combined Cycle (c)	1,090	545	545
Natural Gas/Oil - Peaking Units (d)	1,138	1,157	1,175
Renewables (e)	86	57	57

Total	5,561	5,006	6,147

(a)

Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. The values were established by test and may change slightly from year to year.

(b)	Concurrent with the sale of Point Beach, we entered into a power purchase agreement with the buyer to purchase all of the energy produced by Point Beach until 2030 for Unit 1 and 2033 for Unit 2.

(c)	The increase in 2008 as compared to 2007 reflects PWGS 2, which has a dependable capability of 545 MW, going in service during May 2008.

(d)

The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants.

(e)	Includes hydroelectric and wind generation. For purposes of measuring dependable capability, the 145 MW Blue Sky Green Field wind project has a dependable capability of 29 MW.

Wisconsin Energy's PTF strategy, which is discussed further in Item 7, includes the addition of 2,320 MW of generating capacity from 2005 through 2010. The first two plants, PWGS 1 and PWGS 2, which are both natural gas combined cycle units with a dependable capability of 545 MW each, were placed in service in July 2005 and May 2008, respectively. Under Wisconsin Energy's PTF plan, We Power expects to have 515 MW of dependable capability coming in service in late 2009 related to the first coal unit. The second coal unit is expected to provide us with 515 MW of dependable capability in 2010.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2008 as well as an estimate for 2009:

	Estimate	Actual

	2009	2008	2007	2006

Coal	56.5%	57.3%	54.8%	55.5%
Nuclear (a)	- %	- %	17.5%	25.7%
Wind	1.0%	0.6%	- %	- %
Hydroelectric	1.0%	0.9%	1.0%	1.0%
Natural Gas - Combined Cycle	14.8%	5.3%	5.3%	3.5%
Natural Gas/Oil - Peaking Units	0.9%	0.3%	0.8%	0.6%

Net Generation	74.2%	64.4%	79.4%	86.3%
Purchased Power (a)	25.8%	35.6%	20.6%	13.7%

Total	100.0%	100.0%	100.0%	100.0%

(a)	Beginning in 2007, purchased power increased and nuclear generation decreased due to the sale of Point Beach and entry into the associated power purchase agreement with the buyer.

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below:

	2008	2007	2006

Coal	$22.93	$20.52	$18.30
Nuclear	$ -	$5.83	$5.23
Natural Gas - Combined Cycle	$69.65	$61.27	$66.30
Natural Gas/Oil - Peaking Units	$160.25	$111.21	$136.24
Purchased Power	$46.67	$46.11	$49.43

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

Natural gas costs are volatile, which impacts the cost of natural gas-fired generation and purchased power. Beginning in late 2003 and concurrent with the approval of the PSCW, we established a hedging program to help manage our natural gas price risk. This hedging program is generally implemented on an 18-month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the 2008, 2007 and 2006 average costs of natural gas and purchased power shown above. In addition, concurrent with the Point Beach sale, our purchased power costs also reflect the long-term power purchase agreement with the buyer for all of the energy produced by Point Beach.

Coal-Fired Generation

Our coal-fired generation consists of 19 generating units as of December 31, 2008. OC 1 and OC 2 are expected to be operational in late 2009 and 2010, respectively, each with a total lease-guaranteed capacity of 615 MW, of which 515 MW will represent our approximate 83% share in these units.

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in Wyoming and Colorado as well as from various other western mines. During 2009, 100% of our projected coal requirements of 11.6 million tons are under contracts which are not tied to 2009 market pricing fluctuations. Our coal-fired generation consists of six operating plants with a dependable capability of approximately 3,247 MW.

Following is a summary of the annual tonnage amounts for our principal long-term coal contracts by the month and year in which the contracts expire:

Contract Expiration Date	Annual Tonnage

(Thousands)

Dec. 2009	12,690
Dec. 2010	12,570
Dec. 2011	7,250

Coal Deliveries:   Approximately 86% of our 2009 coal requirements are expected to be delivered by unit trains owned or leased by us. The unit trains will transport coal for the Oak Creek, Pleasant Prairie and Edgewater Power Plants from Wyoming mines. Coal from Colorado mines is transported via rail to Lake Superior or Lake Michigan transfer docks and delivered by lake vessel to the Milwaukee harbor with the Valley and Milwaukee County Power Plants being the final destinations. Montana and Wyoming coal for the Presque Isle Power Plant is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery. Colorado coal bound for the Presque Isle Power Plant is shipped via rail to Lake Superior and Lake Michigan (Chicago) coal transfer docks, respectively, for lake vessel delivery to the plant.

Certain of our coal transportation contracts contain fuel cost adjustments that are tied to the cost of fuel oil utilized by the locomotives. The PSCW has approved a program that allows us to hedge up to 75% of our potential fuel for electric generation in order to help manage our risk of higher delivered cost of coal. The costs of this program are included in our fuel and purchased power costs.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of five operating plants with a dependable capability of approximately 1,971 MW at December 31, 2008. We added PWGS 1 and PWGS 2, both natural gas-fired units with a dependable capability of 545 MW each, in July 2005 and May 2008, respectively, via leases from We Power.

We purchase natural gas for these plants on the spot market from gas marketers, utilities and producers and we arrange for transportation of the natural gas to the plants. We have firm and interruptible transportation, balancing and storage agreements intended to support the plants' variable usage.

The PSCW has approved a program that allows us to hedge up to 75% of our estimated gas usage for electric generation in order to help manage our natural gas price risk. The costs of this program are included in our fuel and purchased power costs.

Oil-Fired Generation

The natural gas facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local gas distribution company that delivers gas to the plants. Fuel oil is used for the combustion turbines at the Germantown Power Plant units 1-4, boiler ignition and flame stabilization at the Presque Isle Power Plant, and diesel engines at the Pleasant Prairie Power Plant and Valley Power Plant. Our oil-fired generation had a dependable capability of approximately 257 MW as of December 31, 2008. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Hydroelectric:   Our hydroelectric generating system consists of 13 operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 57 MW as of December 31, 2008. Of these 13 plants, 12 plants (86 MW of installed capacity) have long-term licenses from FERC. The thirteenth plant, with an installed generating capacity of approximately 2 MW, does not require a license.

Wind:   We completed the Blue Sky Green Field wind project in May 2008. This project has 88 turbines, an installed capacity of approximately 145 MW and a current dependable capability of approximately 29 MW. In July 2008, we purchased the development rights to a new wind farm site in central Wisconsin, Glacier Hills Wind Park, and we began the permitting process. In October 2008, we filed a request for a CPCN with the PSCW for the Glacier Hills Wind Park. We currently expect to install wind turbines with approximately 132 to 207 MW of generating capacity, subject to final site configuration and the turbine equipment selected. We expect 2012 to be the first full year of operation, subject to regulatory approvals and turbine availability. Additional information on wind generation is provided in Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Wind Generation in Item 7.

Nuclear Generation

Point Beach:   Prior to September 28, 2007, we owned two 518 MW electric generating units at Point Beach in Two Rivers, Wisconsin. On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel and associated inventories, and assumed the obligation to decommission the plant.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we will be paying the buyer a predetermined price per MWh for energy delivered. For additional information on the sale of Point Beach, see Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Nuclear Management Company:   Prior to the Point Beach sale, our former affiliate, WEC Nuclear Corporation, had a partial ownership in NMC. NMC held the operating licenses for Point Beach. Upon the sale of Point Beach, NMC transferred the operating licenses to the buyer, the relationship with NMC was terminated and WEC Nuclear Corporation was dissolved.

Used Nuclear Fuel Storage & Disposal:   For information concerning used nuclear fuel storage and disposal issues, see Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

For further information on the sale of Point Beach, see Note G -- Nuclear Operations in the Notes to Consolidated Financial Statements.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments at December 31, 2008 with unaffiliated parties for the next five years:

Year	MW Under Power Purchase Commitments (a)

2009	1,628
2010	1,628
2011	1,609
2012	1,450
2013	1,279

(a)	MW do not include leased generation from PTF units.

Approximately 1,030 MW per year relates to the Point Beach long-term power purchase agreement. Under this agreement, we pay a predetermined price per MWh for energy delivered according to a schedule included in the agreement. The balance of these power purchase commitments are tolling arrangements whereby we are responsible for the procurement, delivery and the cost of natural gas fuel related to specific units identified in the contracts.

In addition, as part of Wisconsin Energy's PTF strategy, we will be leasing four new operating units from We Power under long-term leases that have been approved by the PSCW. We will be responsible for all of the operating costs, including fuel, of the PTF units once they are placed in service, and we anticipate that we will recover the operating costs of these plants in rates. PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively, and are being leased to us by We Power. The lease-guaranteed capacity and dependable capability for PWGS 1 and PWGS 2 is 545 MW. OC 1 and OC 2 are expected to be operational in late 2009 and fall 2010, respectively, each with a total lease-guaranteed capacity of 615 MW, of which 515 MW will represent our approximate 83% share in these units.

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

We owned approximately 23.0% and 23.6% of ATC as of December 31, 2008 and 2007, respectively. Our ownership has decreased in recent years as other owners have invested additional equity in ATC related to specific, large construction projects subject to their contractual rights.

MISO:   In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO commenced the Energy and Operating Reserves Markets, which includes the bid-based energy markets and a new ancillary services market. For further information on MISO and the MISO Energy Markets, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition - Electric Transmission and Energy Markets in Item 7.

Electric Hedging Programs:   We purchase some of the electricity needed to satisfy our current sales obligations in the MISO Energy Markets. Due to volatility in the price of market-based energy, we face potential financial exposure. We have PSCW approval to hedge up to 75% of a future month's predicted electricity need. This plan seeks to manage market price risk, as well as reduce price risks related to forced outages.

We also seek to mitigate the risk of price increases in natural gas used for electric generation. We have PSCW approval to hedge up to 75% of the estimated monthly gas consumption for our owned and contracted gas-fired power plants. We integrate our natural gas hedging with the electric hedge program to ensure we do not over-hedge.

Finally, we seek to mitigate the risk of price increases in coal transportation costs for coal used in our coal-fired generating facilities. The coal transportation prices in some of our coal transportation contracts are tied to changes in a diesel fuel price index. Currently, financial diesel contracts are not actively traded; therefore, we are using financial heating oil contracts to mitigate this risk.

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics from 2004 to 2008 for electric operating revenues, MWh sales and customer data:

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2008	2007	2006	2005	2004

Operating Revenues (Millions)
Residential	$962.5	$915.5	$870.8	$815.6	$720.7
Small Commercial/Industrial	869.7	840.6	796.0	727.6	651.9
Large Commercial/Industrial	646.3	664.2	637.0	592.7	541.4
Other - Retail	20.8	19.2	18.9	17.5	16.7

Total Retail Sales	2,499.3	2,439.5	2,322.7	2,153.4	1,930.7
Wholesale - Other	77.7	83.5	68.1	85.6	65.9
Resale - Utilities	37.7	110.7	73.5	42.5	39.9
Other Operating Revenues	45.9	40.9	35.2	39.4	34.3

Total Operating Revenues	$2,660.6	$2,674.6	$2,499.5	$2,320.9	$2,070.8

MWh Sales (Thousands)
Residential	8,277.1	8,416.1	8,154.0	8,389.6	7,885.3
Small Commercial/Industrial	9,023.7	9,185.4	8,899.0	8,943.9	8,597.0
Large Commercial/Industrial	10,691.7	11,036.7	10,972.2	11,489.8	11,477.4
Other - Retail	161.5	162.4	163.7	166.5	170.0

Total Retail Sales	28,154.0	28,800.6	28,188.9	28,989.8	28,129.7
Wholesale - Other	2,620.7	1,939.6	1,819.0	2,300.6	1,987.6
Resale - Utilities	881.0	1,920.7	1,436.2	682.8	1,045.1

Total Sales	31,655.7	32,660.9	31,444.1	31,973.2	31,162.4

Customers - End of Year (Thousands)
Residential	999.1	995.6	990.4	982.4	973.2
Small Commercial/Industrial	112.6	110.8	108.7	106.9	105.1
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.4	2.4	2.4	2.4	2.4

Total Customers	1,114.8	1,109.5	1,102.2	1,092.4	1,081.4

Customers - Average (Thousands)	1,111.8	1,105.5	1,097.6	1,086.9	1,074.2

Degree Days (a)
Heating (6,677 Normal)	7,073	6,508	6,043	6,628	6,663
Cooling (719 Normal)	593	800	723	949	442

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

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

Total gas therms delivered, including customer-owned transported gas, were approximately 901.1 million therms during 2008, a 2.0% increase compared with 2007. As of December 31, 2008, we were transporting gas for approximately 400 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 34.8% of the total volumes delivered during 2008, 37.8% during 2007 and 37.3% during 2006. We had approximately 460,500 and 457,200 gas customers as of December 31, 2008 and 2007, respectively. Our peak daily send-out during 2008 was 694,055 Dth on February 10, 2008.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include the paper, food products and fabricated metal products industries. Fuel used for our electric generation represents our largest transportation customer.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to stay flat over the five-year period ending December 31, 2013 as new customer additions are expected to be offset by a reduction in the average use per customer. This forecast reflects a current year normalized sales level and normal weather.

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

Our ability to maintain our share of the industrial dual-fuel market depends on our success and the success of third-party gas marketers in obtaining long-term and short-term supplies of natural gas at competitive prices compared to other sources and in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. For information concerning proceedings by the PSCW to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry, see Factors Affecting Results, Liquidity and Capital Resources in Item 7. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sale of the natural gas commodity and related services are expected to remain subject to competition from third parties. It remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to our smaller firm customers.

Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers despite periods of severe cold.

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

We have extended our commitment on Guardian's original pipeline through December 2022. We have committed to purchase additional capacity through October 2023 on a new Guardian pipeline extension that is scheduled to be completed during 2009. The PSCW approved the construction of pipeline laterals to connect our gas distribution system to this pipeline in May 2007. In December 2007, FERC issued a CPCN to Guardian authorizing this extension project.

Because of the daily and seasonal variations in gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. Storage capacity enables us to manage significant changes in daily demand and to optimize our overall gas supply and capacity costs. We generally inject gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months. As a result, we can contract for less long-line pipeline capacity during periods of peak usage than would otherwise be necessary, and can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables us to reduce our overall costs. During 2008, we have continued our plan started in 2006 to enter into gas purchase contracts which allow us to reduce gas inventory while maintaining supply to meet daily and seasonal demands.

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

Secondary Market Transactions:   Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market. Local distribution companies, like our gas operations, must contract for capacity and supply sufficient to meet the firm peak-day demand of our customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to our GCRM pursuant to which we have an opportunity to share in the cost savings. During 2008, we continued our active participation in the capacity release market. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information on the GCRM.

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

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics from 2004 to 2008 for gas operating revenues, therms delivered and customer data:

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2008	2007	2006	2005	2004

Operating Revenues (Millions)
Residential	$445.8	$390.0	$363.5	$378.4	$330.5
Commercial/Industrial	238.5	202.8	191.7	205.0	173.8
Interruptible	6.0	5.2	4.6	4.9	4.1

Total Retail Gas Sales	690.3	598.0	559.8	588.3	508.4
Transported Gas	14.3	15.1	14.9	15.0	15.3
Other Operating Revenues	4.6	(1.2)	15.3	(9.7)	0.1

Total Operating Revenues	$709.2	$611.9	$590.0	$593.6	$523.8

Therms Delivered (Millions)
Residential	364.7	342.6	313.2	340.5	342.3
Commercial/Industrial	216.2	199.6	190.3	199.9	200.4
Interruptible	6.9	7.1	6.0	6.2	6.4

Total Retail Gas Sales	587.8	549.3	509.5	546.6	549.1
Transported Gas	313.3	333.7	303.1	355.8	286.0

Total Therms Delivered	901.1	883.0	812.6	902.4	835.1

Customers - End of Year (Thousands)
Residential	422.0	419.1	415.1	409.5	401.8
Commercial/Industrial	38.1	37.7	37.1	36.5	35.6
Transported Gas	0.4	0.4	0.4	0.4	0.4

Total Customers	460.5	457.2	452.6	446.4	437.8

Customers - Average (Thousands)	458.3	454.5	449.1	441.6	432.6

Degree Days (a)
Heating (6,677 Normal)	7,073	6,508	6,043	6,628	6,663

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2008, the steam utility had $40.3 million of operating revenues from the sale of 3,081 million pounds of steam compared with $35.1 million of operating revenues from the sale of 2,965 million pounds of steam during 2007. As of December 31, 2008 and 2007, steam was used by approximately 465 and 470 customers, respectively, for processing, space heating, domestic hot water and humidification.

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7.

REGULATION

The Energy Policy Act, enacted in August 2005, repealed PUHCA 1935 and enacted PUHCA 2005, transferring jurisdiction over holding companies from the SEC to FERC. We were required to notify FERC of our status as a holding company by reason of our ownership interest in ATC and to seek from FERC the exempt status similar to that held by us under PUHCA 1935. In June 2006, we received notice from FERC confirming our status as a holding company and granting exempt status similar to that held under PUHCA 1935.

We are subject to the Energy Policy Act and the corresponding regulations developed by certain federal agencies. The Energy Policy Act, among other things, repealed PUHCA 1935, making electric utility industry consolidation more feasible, authorized FERC to review proposed mergers and the acquisition of generation facilities, changed the FERC regulatory scheme applicable to qualifying co-generation facilities and modified certain other aspects of energy regulations and Federal tax policies applicable to us. Additionally, the Energy Policy Act created an Electric Reliability Organization to be overseen by FERC, which established mandatory electric reliability standards, replacing the voluntary standards developed by the North American Electric Reliability Corporation, and which has the authority to levy monetary sanctions for failure to comply with the new standards.

We are subject to the regulation of the PSCW as to retail electric, gas, and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. We are also subject to regulation of the PSCW as to certain levels of short-term debt obligations. We are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan as noted above, except as to the issuance of securities under most circumstances, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Our hydroelectric facilities are regulated by FERC. We are subject to regulation of FERC with respect to wholesale power service, electric reliability requirements and accounting. For information on how rates are set, see Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

The following table compares the source of our operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2008:

	2008		2007		2006

	Amount	Percent	Amount	Percent	Amount	Percent

	(Millions of Dollars)
Wisconsin
Electric Utility - Retail	$2,416.8	70.8%	$2,331.1	70.2%	$2,222.4	71.3%
Gas Utility - Retail	709.2	20.8%	611.9	18.4%	590.0	18.9%
Steam Utility - Retail	40.3	1.2%	35.1	1.1%	27.2	0.9%

Total	3,166.3	92.8%	2,978.1	89.7%	2,839.6	91.1%
Michigan
Electric Utility - Retail	128.4	3.8%	149.3	4.5%	135.4	4.3%
FERC
Electric Utility - Wholesale	115.4	3.4%	194.2	5.8%	141.7	4.6%

Total Utility Operating Revenues	$3,410.1	100.0%	$3,321.6	100.0%	$3,116.7	100.0%

Our operations are also subject to regulations, where applicable, of the EPA, the WDNR, the MDEQ and the Michigan Department of Natural Resources.

Public Benefits and Renewable Portfolio Standard

In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Our baseline renewable energy percentage is 2.27%. Act 141 provides that for the years 2006-2009, we may not decrease our renewable energy percentage, and for the years 2010-2014, we must increase our renewable energy percentage at least two percentage points to a level of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the DOA back to the PSCW and/or contracted third parties. In addition, Act 141 requires that 1.2% of utilities' annual operating revenues be used to fund these programs. In July 2008, the Governor of Wisconsin's Task Force on Global Warming, which was established in 2008, issued a final report that recommended that this amount be increased to approximately 4%. It is not known at this time if that recommendation will be implemented.

The Task Force's report also includes an increased renewable portfolio standard. Pursuant to the Task Force's recommendations, the renewable portfolio standard would increase to 10% by 2013, 20% by 2020 and 25% by 2025. The legislature is expected to review these recommendations in 2009.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

For additional information on Act 141 and current renewable projects, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters - Renewables, Efficiency and Conservation and Rates and Regulatory Matters - Wind Generation in Item 7.

ENVIRONMENTAL COMPLIANCE

Environmental Expenditures

Expenditures for environmental compliance and remediation issues are included in anticipated capital expenditures described in Liquidity and Capital Resources in Item 7. For discussion of additional environmental issues, see Environmental Matters in Item 3. For further information concerning air and water quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures of approximately $135 million in 2008 compared with $31 million in 2007. Expenditures incurred during 2008 primarily included costs associated with the installation of pollution abatement facilities at our power plants. These expenditures are expected to approximate $200 million during 2009, reflecting NOx, SO2 and other pollution control equipment needed to comply with various rules promulgated by the EPA.

Operation, maintenance and depreciation expenses for our fly ash removal equipment and other environmental protection systems were approximately $67.2 million during 2008 and $54.0 million during 2007.

Solid Waste Landfills

We provide for the disposal of non-ash related solid wastes and hazardous wastes through licensed independent contractors, but federal statutory provisions impose joint and several liability on the generators of waste for certain cleanup costs. Currently there are no active cases.

Coal-Ash Landfills

We currently have a successful program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and synthetic gypsum, which avoids the need for disposal in specially-designed landfills. Some early designed and constructed coal-ash landfills, which we used prior to developing this program, may allow the release of low levels of constituents resulting in the need for various levels of remediation. Where we have become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. For additional information, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8. Sites currently undergoing remediation and/or monitoring include the following:

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

Air Quality

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 for additional information concerning Air Quality.

Clean Water Act

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 for additional information concerning the CWA.

Greenhouse Gas Emissions

See the caption, "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in this report.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   As of December 31, 2008, we had 4,312 total employees, of which 2,865 were represented under labor agreements with the following bargaining units:

	Number of Employees	Expiration Date of Current Labor Agreement

Local 2150 of International Brotherhood of Electrical Workers	2,045	August 15, 2010
Local 317 of International Union of Operating Engineers	491	March 31, 2011
Local 2006 Unit 5 of United Steel Workers	183	November 1, 2011
Local 510 of International Brotherhood of Electrical Workers	146	April 30, 2010

Total	2,865

ITEM 1A.	RISK FACTORS

Our business is significantly impacted by governmental regulation.

We are subject to significant state, local and federal governmental regulation. We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, short-term debt obligations, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. In addition, we are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities under most circumstances, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates. Further, our hydroelectric facilities are regulated by FERC, and FERC also regulates our wholesale power service practices and electric reliability requirements. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs.

We are obligated to comply in good faith with all applicable governmental rules and regulations. If it is determined that we failed to comply with any applicable rules or regulations, whether through new interpretations or applications of the regulations or otherwise, we may be liable for customer refunds, penalties and other amounts, which could materially and adversely affect our results of operations and financial condition.

We estimate that approximately 91% of our electric revenues are regulated by the PSCW, 5% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. All of our natural gas and steam revenues are regulated by the PSCW. Our ability to obtain rate adjustments in the future is dependent upon regulatory action, and there can be no assurance that we will be able to obtain rate adjustments in the future that will allow us to recover our costs and expenses and to maintain our current authorized rates of return.

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

Factors beyond We Power's control could adversely affect project costs and completion of the coal-fired generating units We Power is constructing as part of Wisconsin Energy's PTF strategy.

Under Wisconsin Energy's PTF strategy, we expect to meet a significant portion of our future generation needs through the leasing of two 545 MW natural gas-fired generating units at PWGS and two 615 MW coal-fired generating units to be located adjacent to our existing Oak Creek Power Plant. PWGS 1 and PWGS 2, which have a dependable capability of 545 MW each, were placed in service in July 2005 and May 2008, respectively. OC 1 and OC 2 are currently scheduled to go into service in late 2009 and 2010, respectively.

Large construction projects of this type, as well as the construction of renewable energy generation and environmental improvements, are subject to usual construction risks over which we and We Power will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the ability to obtain or the cost of labor or materials; the ability of the general contractor or subcontractors to perform under their contracts; strikes; adverse weather conditions; the ability to obtain necessary permits in a timely manner; legal challenges; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions, laws and regulations by courts or the permitting agencies; other governmental actions and events in the global economy.

If final costs of the Oak Creek expansion are within 5% of the targeted cost, and the additional costs are deemed prudent by the PSCW, the final lease payments for the Oak Creek expansion to be recovered from our ratepayers would be adjusted to reflect the actual construction costs. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW of extenuating circumstances, such as force majeure conditions.

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

We could face significant costs if coal ash is regulated as a hazardous substance.

We currently have a successful program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and synthetic gypsum, which avoids the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. Recently, however, there has been new activity at the federal level to classify coal ash as a hazardous substance. If coal ash is classified as a hazardous substance, it could have a material adverse effect on our ability to continue our current program. Curtailing our program could result in the loss of a revenue stream that helps to offset the cost of pollution control equipment and the raw materials necessary to collect the coal ash.

In addition, if coal ash is declared a hazardous substance and we terminate our coal ash utilization program, we could be required to dispose of the coal ash at a significant cost to the Company.

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

We believe it is likely that future governmental legislation and/or regulation will require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions. However, we cannot predict what form these future regulations will take, the stringency of the regulations or when they will become effective. Several bills have been introduced in the United States Congress that would compel CO2 emission reductions; however, at this time, the competing bills remain pending. Proposals under consideration include limitations on the amount of greenhouse gases that can be emitted (so called "caps") together with systems of trading permitted emissions capacities. This type of system could require us to reduce emissions, even though limited options are currently available for efficient reduction, or to purchase costly allowances for such emissions. As an alternative to a cap and trade system, emissions also could be taxed.

At the state level, in April 2007, the Governor of Wisconsin signed Executive Order 191 creating the Task Force on Global Warming to bring together a group of Wisconsin business, industry, government, energy and environmental leaders to examine the effects of, and solutions to, global warming in Wisconsin. We actively participated in the Task Force and ultimately supported the final report, which was submitted to the Governor in July 2008. The PSCW began considering a number of recommendations from this report, and others will require legislation to implement including an enhanced renewable energy portfolio standard and an increase in energy efficiency program expenditures.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

The renewable portfolio standard enacted in Michigan and potential future increases in Wisconsin renewable portfolio standard requirements, and/or successful federal renewable portfolio standard legislation, intended, in part, to respond to the climate change issue, could significantly increase capital requirements and rates even though the capacity additions may not be needed.

The Governors of both Michigan and Wisconsin have signed on to the "Midwestern Greenhouse Gas Reduction Accord" and the associated "platform" document developed through the Midwestern Governors Association. The stated goal of the platform is to "maximize the energy resources and economic advantages and opportunities of Midwestern states while reducing emissions of atmospheric CO2 and other greenhouse gases." Certain elements of this agreement have the potential to impact the cost and nature of our operations in Wisconsin and Michigan.

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

Significant increases in the cost of natural gas affect our electric and gas utility operations. Although the cost of natural gas has decreased recently, natural gas costs have generally increased since 2003. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas reserves are developed.

We burn natural gas in several of our peaking power plants and in the leased PWGS 1 and PWGS 2, and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. In addition, higher natural gas costs also can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well. We bear the regulatory risk for the recovery of fuel and purchased power costs when those costs are higher than the base rate established in our rate structure. For 2009, we will be unable to prospectively recover fuel and purchased power costs until the costs exceed a pre-established annual band.

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

Our cost of providing defined benefit pension plans is dependent upon a number of factors resulting from actual plan experience and assumptions concerning the future, such as earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions to be made to the plans. Changes made to the plans may also impact current and future pension costs. We contributed approximately $265.0 million to fund the qualified pension plan in January 2009, a significant increase over the amount funded in 2008. The primary reason for this increase was the financial market turmoil in 2008. Depending upon the growth rate of the pension investments over time and other factors impacting our costs as listed above, we may be required to contribute significant additional amounts in the future to fund our plans. These additional funding obligations could have a material adverse impact on our cash flows, financial condition or results of operations.

We are exposed to risks related to general economic conditions in our service territories.

Our electric and gas utility businesses are impacted by the economic cycles of the customers we serve. As a result of the current recession, we are starting to see regional economic conditions deteriorate. As the demand for products produced in our service areas declines, we may experience reduced demand for electricity and/or natural gas that could result in decreased earnings and cash flow. In addition, we expect the current regional economic conditions to impact our collections of accounts receivable.

Our business is dependent on our ability to successfully access capital markets.

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities, preferred stock and equity contributions from our parent, Wisconsin Energy. Certain investment banks have announced the adoption of the "Carbon Principles," a set of guidelines designed to help the investment banks assess environmental risk in connection with the financing of new fossil fuel power plants. The Carbon Principles are expected to be employed in conjunction with an "Enhanced Environmental Diligence Process" in evaluating whether to participate in the financing of such projects.

Successful implementation of our long-term business strategies is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, under competitive terms and rates. If our access to any of these markets were limited or our cost of capital significantly increased due to a ratings downgrade, prevailing market conditions, failures of financial institutions or other factors, our results of operations and financial condition could be materially and adversely affected.

Customer growth in our service areas affects our results of operations.

Our results of operations are affected by customer growth in our service areas. Customer growth can be affected by population growth as well as economic factors in Wisconsin and the Upper Peninsula of Michigan, including job and income growth. Customer growth directly influences the demand for electricity and gas, and the need for additional power generation and generating facilities. A population decline and/or business closings in our service territories or slower than anticipated customer growth as a result of the current recession or otherwise could have a material adverse impact on our cash flow, financial condition or results of operations.

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

FERC continues to support the existing RTOs that affect the structure of the wholesale market within those RTOs. In connection with its status as a FERC approved RTO, MISO implemented the bid-based energy markets that are part of the MISO Energy Markets on April 1, 2005. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. In addition, in January 2009, MISO implemented an Ancillary Services Market for operating reserves that was simultaneously co-optimized with MISO's existing energy markets. The implementation of new market designs has the potential to increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the market and costs associated with estimated payment settlements.

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

As of December 31, 2008, we owned or leased the following generating stations:

			Dependable
		No. of	Capability
		Generating	in MW (a)
Name	Fuel	Units	July

Coal-Fired Plants
Oak Creek	Coal	4	1,135
Presque Isle	Coal	7	547
Pleasant Prairie	Coal	2	1,208
Valley	Coal	2	267
Edgewater 5 (b)	Coal	1	105
Milwaukee County	Coal	3	10

Total Coal-Fired Plants		19	3,272
Hydro Plants (13 in number)		33	54
Port Washington Generating Stations (c)	Gas	2	1,090
Germantown Combustion Turbines	Gas/Oil	5	345
Concord Combustion Turbines	Gas/Oil	4	388
Paris Combustion Turbines	Gas/Oil	4	400
Other Combustion Turbines & Diesel	Gas/Oil	2	5
Byron Wind Turbines (d)	Wind	2	-
Blue Sky Green Field (e)	Wind	88	29

Total System		159	5,583

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

(c)

Effective July 2005 and May 2008, we began leasing PWGS 1 and PWGS 2, respectively, from We Power under 25 year leases. Both units are natural gas-fired generation units with 545 MW each of dependable capability.

(d)	The Byron Wind Turbines are able to generate up to 1.2 MW of electricity; however, due to the intermittent characteristics of wind power, their dependable capability is less than 1 MW.

(e)	Blue Sky Green Field is able to generate up to approximately 145 MW of electricity; however, due to the intermittent characteristics of wind power, its dependable capability is approximately 29 MW.

As of December 31, 2008, our electric utility operated approximately 23,210 pole-miles of overhead distribution lines and 22,210 miles of underground distribution cable, as well as approximately 378 distribution substations and 283,970 line transformers.

As of December 31, 2008, our gas distribution system included approximately 9,362 miles of distribution mains connected at 24 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian, Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. We have a liquefied natural gas storage plant that converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dth per day. Our gas distribution system consists almost entirely of plastic and coated steel pipe.

We also own office buildings, gas regulating and metering stations and major service centers, including garage and warehouse facilities, in certain communities we serve. Where distribution lines and services and gas distribution mains and services occupy private property, we have in some, but not all instances obtained consents, permits or easements for these installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

As of December 31, 2008, the combined steam systems supplied by the Valley and Milwaukee County Power Plants consisted of approximately 43 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

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

EPA Information Requests:   We responded to an EPA request received in August 2004 for information pursuant to CERCLA Section 104(e) for the Solvay Coke and Gas Site located in Milwaukee, Wisconsin. All potentially responsive records and corporate legal files have been reviewed and responsive information was provided in October 2004. A predecessor company of ours owned a parcel of property that is within the property boundaries of the site. In April 2006, we received a special notice letter from the EPA identifying us as a potentially responsible party and commencing a negotiation period with the EPA and other parties regarding the conduct of a RI/FS and reimbursement of the EPA's costs. We, along with other parties, have entered into an Administrative Settlement Agreement and Order with the EPA to perform the RI/FS and reimburse the EPA's oversight costs. The investigation activities began in late 2008. Under the Settlement Agreement, we do not admit to any liability for the site, waive any liability defenses, or commit to perform future site remedial activities at this time. Our share of the costs to perform the RI/FS and reimburse the EPA's oversight costs, as well as potential future remediation cost estimates and reserves, are included in the estimated manufactured gas plant values reported in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

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

For information regarding additional legal matters, see Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 7. For information concerning Wisconsin Energy's PTF strategy, including the dispute with Bechtel, see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2008 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa. Age 58.

  Wisconsin Energy -- Chairman of the Board and Chief Executive Officer since May 2004. President since April 2003.
  Wisconsin Electric -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Wisconsin Gas -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.
  Director of Joy Global, Inc.
  Director of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since 2003.

Charles R. Cole. Age 62.

  Wisconsin Electric -- Senior Vice President since 2001.
  Wisconsin Gas -- Senior Vice President since July 2004.

Stephen P. Dickson. Age 48.

  Wisconsin Energy -- Vice President since 2005. Controller since 2000.
  Wisconsin Electric -- Vice President since 2005. Controller since 2000.
  Wisconsin Gas -- Vice President since 2005. Controller since 1998.

James C. Fleming. Age 63.

  Wisconsin Energy -- General Counsel since March 2006. Executive Vice President since January 2006.
  Wisconsin Electric -- General Counsel since March 2006. Executive Vice President since January 2006.
  Wisconsin Gas -- General Counsel since March 2006. Executive Vice President since January 2006.
  Southern Company Services, Inc. -- Vice President and Associate General Counsel from 1998 to December 2005. Southern Company Services is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

Frederick D. Kuester. Age 58.

  Wisconsin Energy -- Executive Vice President since May 2004.
  Wisconsin Electric -- Executive Vice President since May 2004. Chief Operating Officer since October 2003.
  Wisconsin Gas -- Executive Vice President since May 2004.

Allen L. Leverett. Age 42.

  Wisconsin Energy -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Electric -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.
  Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer since July 2003.

Kristine A Rappé. Age 52.

  Wisconsin Energy -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2003 to April 2004.
  Wisconsin Electric -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 1994 to April 2004.
  Wisconsin Gas -- Senior Vice President and Chief Administrative Officer since May 2004. Corporate Secretary from 2001 to August 2004. Vice President from 2001 to April 2004.

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

Quarter	2008	2007

	(Millions of Dollars)

First	$54.3	$44.9
Second	54.3	44.9
Third	204.1	-
Fourth	54.3	89.8

Total	$367.0	$179.6

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the board of directors and will depend upon, among other factors, our earnings, financial condition and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. For additional information regarding restrictions on our ability to pay dividends, see Note H -- Common Equity in the Notes to Consolidated Financial Statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2008	2007	2006	2005	2004
Year Ended December 31
Earnings available for
common stockholder (Millions)	$ 280.1	$ 287.7	$ 275.6	$ 283.6	$ 248.7

Operating revenues (Millions)
Electric	$ 2,660.6	$ 2,674.6	$ 2,499.5	$ 2,320.9	$ 2,070.8
Gas	709.2	611.9	590.0	593.6	523.8
Steam	40.3	35.1	27.2	23.5	22.0

Total operating revenues	$ 3,410.1	$ 3,321.6	$ 3,116.7	$ 2,938.0	$ 2,616.6

At December 31 (Millions)
Total assets	$ 8,775.4	$ 8,312.8	$ 8,257.8	$ 7,909.2	$ 7,050.3
Long-term debt and capital lease
obligations (including current maturities)	$ 2,886.4	$ 1,990.4	$ 2,152.1	$ 2,058.5	$ 1,706.8

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Millions of Dollars) (a)

	March		June

Three Months Ended	2008	2007	2008	2007

Total operating revenues	$ 985.9	$ 915.5	$ 782.0	$ 758.2
Operating income	$ 141.1	$ 119.6	$ 86.8	$ 88.0
Earnings available for
common stockholder	$ 83.6	$ 69.9	$ 51.9	$ 55.6

	September		December

Three Months Ended	2008	2007	2008	2007

Total operating revenues	$ 750.9	$ 784.7	$ 891.3	$ 863.2
Operating income	$ 119.4	$ 140.7	$ 134.6	$ 142.5
Earnings available for
common stockholder	$ 73.7	$ 84.8	$ 70.9	$ 77.4

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's
Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Wisconsin Energy is also the parent company of Wisconsin Gas, a natural gas distribution utility, which serves customers throughout Wisconsin; Edison Sault, an electric utility which serves customers in the Upper Peninsula of Michigan; and We Power. We Power is principally engaged in the engineering, construction and development of electric generating power facilities for long-term lease to us under Wisconsin Energy's PTF strategy. Wisconsin Electric and Wisconsin Gas have combined common functions and operate under the trade name of "We Energies."

CORPORATE STRATEGY

Business Opportunities

Wisconsin Energy's key corporate strategy is PTF, which was announced in September 2000. This strategy is designed to address Wisconsin's growing electric supply needs by increasing the electric generating capacity in the state while maintaining a fuel-diverse, reasonably priced electric supply. It is also designed to improve the delivery of energy within our distribution systems to meet increasing customer demands and to support our commitment to improved environmental performance. Wisconsin Energy's PTF strategy, which is discussed further below, is having, and is expected to continue to have, a significant impact on us. In July 2005, the first of four new electric generating units under the PTF strategy was placed into service. The second unit was placed into service in May 2008. Construction on the remaining two units is underway with OC 1 scheduled to be placed in service by the end of 2009 and OC 2 scheduled to be placed in service in the fall of 2010.

Utility Operations:   We continue to realize operating efficiencies through the integration of our operations with those of Wisconsin Gas. These operating efficiencies are expected to continue to increase customer satisfaction and further reduce operating costs. In connection with Wisconsin Energy's PTF strategy, we are improving our existing energy distribution systems and upgrading existing electric generating assets.

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

Under the PTF strategy, we expect a significant portion of our future generation needs will be met through We Power's construction of the PWGS units and the Oak Creek expansion.

As of December 31, 2008, Wisconsin Energy:

Completed the construction of two 545 MW natural gas-fired intermediate load units in Port Washington, Wisconsin (PWGS 1 and PWGS 2). PWGS 1 and PWGS 2 were placed in service in July 2005 and May 2008, respectively. Both units are fully operational and were completed within the PSCW approved cost parameters.

Has made significant progress on construction of the two 615 MW coal-fired base load units (OC 1 and OC 2) adjacent to the site of our existing Oak Creek Power Plant in Oak Creek, Wisconsin (the Oak Creek expansion), with OC 1 scheduled to be in service in late 2009 and OC 2 in fall 2010. All environmental permits have been received. The WDNR issued a final modified WPDES Permit in July 2008.

Completed the planned sale of approximately a 17% (200 MW) ownership interest in the Oak Creek expansion to two co-owners. We will lease We Power's approximate 515 MW interest in each unit.

Primary risks under PTF are construction risks associated with the schedule and costs for Wisconsin Energy's Oak Creek expansion; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions, laws or regulations by the permitting agencies; the ability to obtain necessary operating permits in a timely manner; obtaining the investment capital from outside sources necessary to implement the strategy; governmental actions and events in the global economy.

For additional information regarding risks associated with the PTF strategy, including a discussion of the claims submitted by Bechtel, the contractor for the Oak Creek expansion, and the regulatory process and specific regulatory approvals, see Factors Affecting Results, Liquidity and Capital Resources below.

Sale of Point Beach:   In September 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel and associated inventories, and assumed the obligation to decommission the plant. We retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, we deferred the net gain on the sale of approximately $418 million as a regulatory liability and deposited those proceeds into a restricted cash account.

In connection with the sale, we also transferred $390 million of decommissioning funds to the buyer. We then liquidated the balance of the decommissioning trust assets and retained approximately $552 million, which was also placed into the restricted cash account. We are using the cash in the restricted cash account and the interest earned on the balance for the benefit of our customers and to pay certain taxes related to the liquidation of the qualified decommissioning trust. Our regulators are directing the manner in which these proceeds will benefit customers. For further information on the 2008 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in this report.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we are paying a predetermined price per MWh for energy delivered. For additional information on the sale of Point Beach, see Nuclear Operations under Factors Affecting Results, Liquidity and Capital Resources in this report.

RESULTS OF OPERATIONS

EARNINGS

2008 vs. 2007:   Earnings decreased to $280.1 million in 2008 compared with $287.7 million in 2007. Operating income decreased $8.9 million between the comparative periods. During 2008, we experienced less favorable weather in the summer months, which decreased electric sales. In addition, our fuel and purchased power costs increased primarily as a result of the power purchase agreement entered into upon the sale of Point Beach. Finally, our other operation and maintenance expenses were higher primarily due to increased regulatory amortizations allowed in rates. These items were largely offset by our rate increases and increased margin from gas sales due to colder weather.

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

The following table summarizes our consolidated earnings during 2008, 2007 and 2006:

	2008	2007	2006

	(Millions of Dollars)
Utility Gross Margin
Electric (See below)	$1,431.5	$1,693.3	$1,710.1
Gas (See below)	182.8	170.0	158.4
Steam	27.1	24.3	18.6

Total Gross Margin	1,641.4	1,887.6	1,887.1
Other Operating Expenses
Other operation and maintenance	1,295.2	1,041.9	1,074.5
Depreciation, decommissioning and amortization	256.0	269.7	270.9
Property and revenue taxes	96.4	91.7	85.8
Amortization of gain	(488.1)	(6.5)	-

Operating Income	481.9	490.8	455.9
Equity in Earnings of Transmission Affiliate	45.4	37.9	33.9
Other Income and Deductions, net	9.9	41.7	42.9
Interest Expense, net	86.6	93.0	87.0

Income Before Income Taxes	450.6	477.4	445.7
Income Taxes	169.3	188.5	168.9
Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$280.1	$287.7	$275.6

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

In January 2008, we received a rate order from the PSCW that authorized a 17.2% increase in electric rates to recover increased costs associated with transmission expenses, Wisconsin Energy's PTF program, environmental expenditures, continued investment in renewable and efficiency programs and recovery of previously deferred regulatory assets. The PSCW allowed us to issue bill credits to our customers from the proceeds of the net gain and excess decommissioning funds associated with the sale of Point Beach to mitigate this increase. As a result of these bill credits, we estimate that the January 2008 PSCW rate order resulted in a net 3.2% increase in electric rates paid by our Wisconsin customers in 2008 and will result in another net increase of 3.2% in 2009. The bill credits that we issue to our customers and the proceeds immediately applied to regulatory assets are reflected on our income statement in the amortization of the gain on the sale of Point Beach. As we issue the bill credits, we transfer the cash from a restricted account to an unrestricted account. The transferred cash is equal to the bill credits, less taxes.

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2008 with similar information for 2007 and 2006, including a summary of electric operating revenues and electric sales by customer class:

	Electric Revenues and Gross Margin			Electric MWh Sales

Electric Utility Operations	2008	2007	2006	2008	2007	2006

	(Millions of Dollars)			(Thousands, Except Degree Days)
Customer Class
Residential	$962.5	$915.5	$870.8	8,277.1	8,416.1	8,154.0
Small Commercial/Industrial	869.7	840.6	796.0	9,023.7	9,185.4	8,899.0
Large Commercial/Industrial	646.3	664.2	637.0	10,691.7	11,036.7	10,972.2
Other - Retail	20.8	19.2	18.9	161.5	162.4	163.7

Total Retail Sales	2,499.3	2,439.5	2,322.7	28,154.0	28,800.6	28,188.9
Wholesale - Other	77.7	83.5	68.1	2,620.7	1,939.6	1,819.0
Resale - Utilities	37.7	110.7	73.5	881.0	1,920.7	1,436.2
Other Operating Revenues	45.9	40.9	35.2	-	-	-

Total	$2,660.6	$2,674.6	$2,499.5	31,655.7	32,660.9	31,444.1

Fuel and Purchased Power
Fuel	570.6	570.0	487.7
Purchased Power	658.5	411.3	301.7

Total Fuel and Purchased Power	1,229.1	981.3	789.4

Total Electric Gross Margin	$1,431.5	$1,693.3	$1,710.1

Weather -- Degree Days (a)
Heating (6,677 Normal)				7,073	6,508	6,043
Cooling (719 Normal)				593	800	723

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2008 vs. 2007:   Our electric utility operating revenues decreased by $14.0 million, or 0.5%, when compared to 2007. The largest factor in this decline was a one-time $62.5 million FERC-approved refund to our wholesale customers associated with their share of the gain on the sale of Point Beach. Consistent with our past practices, the refund was recorded as a reduction in wholesale revenues. Because the refund came from the restricted cash associated with the sale of Point Beach, a corresponding entry was made to amortize the gain on the sale of Point Beach.

We also estimate that weather reduced our revenues by approximately $28.3 million for the year ended December 31, 2008 as compared to the same period in 2007. As measured by cooling degree days, 2008 was approximately 25.9% cooler than 2007 and 17.5% cooler than normal. Opportunity sales declined by approximately $73.0 million partially due to Edison Sault switching from a resale customer to a wholesale customer as of January 1, 2008, and because of less favorable weather, which reduced demand for our higher cost generation that was not being utilized to serve our retail customers. In addition, we experienced a $9.0 million decrease in revenue related to the settlement of a billing dispute with our largest customers, two iron ore mines, that occurred in 2007. Partially offsetting these decreases, we estimate that our electric revenues were approximately $142.9 million higher than the same period in 2007 because of pricing increases we received in the January 2008 PSCW rate case, the interim April 2008 and final July 2008 PSCW fuel orders, and a wholesale rate increase effective in May 2007. For more information on the pricing increases and the fuel cost adjustment clause, see Rates and Regulatory Matters in Factors Affecting Results, Liquidity and Capital Resources.

We estimate that sales to large commercial and industrial customers will decline in 2009 because of the current economic conditions. However, we expect our total electric utility operating revenues to increase in 2009 primarily due to the scheduled reduction of Point Beach bill credits, the full year impact of the 2008 rate increase and the impact of the one-time refund to FERC wholesale customers in 2008.

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

Electric Fuel and Purchased Power Expenses

2008 vs. 2007:   Our electric fuel and purchased power costs increased by $247.8 million, or approximately 25.3%, when compared to 2007. The largest factor related to this increase was the power purchase agreement we entered into in connection with the sale of Point Beach, which increased costs by approximately $247.0 million. In addition, in connection with the January 2008 PSCW rate order, we recorded a $41.2 million one-time amortization of deferred fuel costs in the first quarter of 2008. After adjusting for the Point Beach power purchase agreement and one-time amortization of deferred fuel costs, fuel and purchased power costs decreased by approximately $40.4 million, or 4.1%. Cost increases resulting from higher natural gas prices, purchased energy and coal and related transportation prices were more than offset by lower costs resulting from reduced MWh sales during 2008 as compared to 2007.

We expect that electric fuel and purchased power expenses in 2009 will be impacted by the price of natural gas, the increased cost of coal and related transportation prices, and changes in electric sales.

2007 vs. 2006:   Our fuel and purchased power expenses increased by $191.9 million, or approximately 24.3%, when compared to 2006. Our total electric sales volume increased by approximately 3.9%, when compared to 2006. However, our average fuel and purchased power costs increased by $4.87 per MWh, or approximately 20.6%. The largest factors for the higher cost per MWh are the power purchase agreement entered into in connection with the sale of Point Beach, which increased total purchased power costs by approximately $47.0 million, increased coal and transportation costs, increased market prices for purchased energy and an increase in production of gas-fired generation used for opportunity sales.

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2008, 2007 and 2006:

Gas Utility Operations	2008	2007	2006

	(Millions of Dollars)

Operating Revenues	$709.2	$611.9	$590.0
Cost of Gas Sold	526.4	441.9	431.6

Gross Margin	$182.8	$170.0	$158.4

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under our GCRM. The following table compares our gas utility gross margin and therm deliveries by customer class during 2008, 2007 and 2006:

	Gross Margin			Therm Deliveries

Gas Utility Operations	2008	2007	2006	2008	2007	2006

	(Millions of Dollars)			(Millions, Except Degree Days)
Customer Class
Residential	$120.5	$113.1	$104.8	364.7	342.6	313.2
Commercial/Industrial	41.9	38.7	35.5	216.2	199.6	190.3
Interruptible	0.7	0.7	0.6	6.9	7.1	6.0

Total Retail Gas Sales	163.1	152.5	140.9	587.8	549.3	509.5
Transported Gas	15.8	15.6	15.4	313.3	333.7	303.1
Other	3.9	1.9	2.1	-	-	-

Total	$182.8	$170.0	$158.4	901.1	883.0	812.6

Weather -- Degree Days (a)
Heating (6,677 Normal)				7,073	6,508	6,043

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2008 vs. 2007:   Our gas margin increased by $12.8 million, or approximately 7.5%, when compared to 2007. We estimate that approximately $3.9 million of this increase related to pricing increases that we received in the January 2008 PSCW rate order. In addition, during 2008, approximately $2.6 million of additional revenues were earned under the incentive portion of the GCRM. We estimate that weather had a positive impact on our gas margin of approximately $5.2 million. Temperatures (as measured by heating degree days) were 8.7% colder in 2008 as compared to 2007 and 5.9% colder than normal. See Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources for information on our GCRM.

We expect our gas margin in 2009 will be impacted by weather; however, as noted above, 2008 was colder than normal.

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

Other Operation and Maintenance Expense

2008 vs. 2007:   Our other operation and maintenance expense increased by approximately $253.3 million, or 24.3%, when compared to 2007. The January 2008 PSCW rate order allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. These items were $243.1 million higher in 2008 as compared to 2007. In addition to these regulatory amortizations, in connection with the January 2008 PSCW rate order, we recorded a one-time $43.8 million amortization of deferred bad debt costs in the first quarter of 2008. We also incurred approximately $64.1 million of increased expenses related to the operation and maintenance of our power plants and electric distribution system. These increased costs were also considered in the rate setting process. These increases were partially offset by a $119.7 million decrease in nuclear operation and maintenance expense related to Point Beach as we no longer own the plant.

Our operation and maintenance expenses are influenced by wage inflation, employee benefit costs, plant outages and the amortization of regulatory assets. We expect our 2009 other operation and maintenance expense to decrease due to the impact of the $43.8 million one-time amortization of deferred bad debt costs in 2008 and other overall cost reduction efforts implemented in response to the current economic recession.

2007 vs. 2006:   Our other operation and maintenance expense decreased by $32.6 million, or 3.0%, when compared to 2006. This decrease was primarily because of a decline in nuclear operations expense of approximately $37.8 million because we owned Point Beach for only nine months in 2007 as compared to a full year in 2006. Additionally, fossil operations expense decreased by approximately $6.0 million due to fewer planned outages in 2007 as compared to 2006. These decreases were partially offset by an increase of $11.4 million in regulatory amortizations as a result of the January 2006 rate order. The January 2006 rate order covered increased expenses related to transmission costs, bad debt costs and PTF costs.

Depreciation, Decommissioning and Amortization Expense

2008 vs. 2007:   Depreciation, decommissioning and amortization expense decreased by approximately $13.7 million, or 5.1%, when compared to 2007. The 2007 sale of Point Beach reduced depreciation, decommissioning and amortization expense by approximately $24 million as we no longer own the plant. Partially offsetting this decline was higher depreciation related to new projects including the Blue Sky Green Field wind project that was placed in service in May 2008.

We expect depreciation, decommissioning and amortization expense to increase in 2009 because of normal plant additions and a full year of depreciation on the Blue Sky Green Field wind project.

2007 vs. 2006:   Depreciation, decommissioning and amortization expense decreased by $1.2 million, or 0.4%, when compared to 2006. This decrease reflects a reduction in depreciation and decommissioning costs related to the sale of Point Beach in September 2007 offset, in part, by normal plant additions.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our regulators to allow for the net gain on the sale of approximately $902.2 million to be used for the benefit of our customers. The majority of the benefits are being returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits or make refunds to our customers. When the bill credits and refunds are issued to customers, we transfer cash from the restricted accounts to the unrestricted accounts, adjusted for taxes.

During 2008 and 2007, the Amortization of Gain was as follows:

Amortization of Gain	2008	2007

	(Millions of Dollars)

Bill Credits - Retail	$340.6	$6.5
One-Time FERC Refund	62.5	-
One-Time Amortization to Offset Regulatory Asset	85.0	-

Total Amortization of Gain	$488.1	$6.5

In 2009, we expect to see a reduction in the Amortization of Gain because of the one-time entries identified above as well as an approximate $100 million decrease in bill credits compared to 2008.

Other Income and Deductions, net

The following table identifies the components of consolidated other income and deductions, net during 2008, 2007 and 2006:

Other Income and Deductions, net	2008	2007	2006

	(Millions of Dollars)

Carrying Costs	$0.8	$28.8	$25.0
Gain on Property Sales	2.3	12.9	3.2
AFUDC - Equity	7.5	5.1	14.5
Donations and Contributions	(12.0)	(10.3)	(6.0)
Other, net	11.3	5.2	6.2

Total Other Income and Deductions, net	$9.9	$41.7	$42.9

2008 vs. 2007:   Other income and deductions, net decreased by $31.8 million when compared to 2007. In connection with the January 2008 PSCW rate order, we stopped accruing carrying charges on regulatory assets as we are now allowed a current return on them. Additionally, in 2007 we recognized approximately $12.9 million on property sales, most of which related to land sales in northern Wisconsin and the Upper Peninsula of Michigan, as compared to $2.3 million in 2008.

During 2009, we expect to see an increase in other income and deductions, net as we expect AFUDC - Equity to increase for the Oak Creek AQCS project.

2007 vs. 2006:   Other income and deductions, net decreased by $1.2 million when compared to 2006. The reduction primarily reflects a decrease in AFUDC of $9.4 million in connection with environmental controls related to the new scrubber placed in service at our Pleasant Prairie Power Plant in the fourth quarter of 2006. This scrubber was installed as part of the implementation of our EPA Consent Decree. For further information on the Consent Decree with the EPA, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report. This reduction was offset, in part, by an increase in gains on sales of property primarily associated with land sold in northern Wisconsin and the Upper Peninsula of Michigan.

Interest Expense, net

Interest Expense, net	2008	2007	2006

	(Millions of Dollars)

Gross Interest Costs	$89.6	$94.8	$92.1
Less: Capitalized Interest	3.0	1.8	5.1

Interest Expense, net	$86.6	$93.0	$87.0

2008 vs. 2007:   Interest expense, net decreased by $6.4 million in 2008 when compared with 2007. Our gross interest costs decreased by $5.2 million because of lower short-term interest rates that were offset in part by higher short-term debt balances. Our capitalized interest increased by $1.2 million primarily because of increased capital expenditures related to the Blue Sky Green Field wind project.

During 2009, we expect gross interest expense to increase due to a full year of interest expense on our $550 million of debt issued in the fourth quarter of 2008 and increased debt levels to fund our planned construction activity. We expect our capitalized interest to increase slightly due to increased capital expenditures. As a result, we expect our net interest expense to increase in 2009.

2007 vs. 2006:   Interest expense, net increased by $6.0 million in 2007 when compared with 2006. This increase was due to a full year of interest on the $300 million of 5.70% Debentures that we issued in November 2006 and a reduction in capitalized interest due to lower construction levels.

Income Taxes

2008 vs. 2007:   Our effective income tax rate was 37.6% in 2008 compared with 39.5% in 2007. For further information regarding income taxes, see Note F -- Income Taxes in the Notes to Consolidated Financial Statements.

2007 vs. 2006:   Our effective income tax rate was 39.5% in 2007 compared with 38.0% in 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2008, 2007 and 2006:

Wisconsin Electric	2008	2007	2006

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$362.9	$213.8	$498.5
Investing Activities	($212.7)	$236.2	($473.8)
Financing Activities	($143.8)	($446.2)	($29.7)

Operating Activities

2008 vs. 2007:   Cash provided by operating activities was $362.9 million during 2008, which was $149.1 million higher than 2007. The primary drivers of this increase were the increased amortizations of deferred costs associated with regulatory assets and lower tax payments.

During 2008, we experienced increased amortizations of deferred costs associated with regulatory assets. During 2008, our cash income taxes were $326.9 million lower than 2007, primarily because of additional tax depreciation, increased deductions for contributions to Wisconsin Energy's pension plan for our employees and deferred taxes associated with the nuclear decommissioning trust assets. In accordance with IRS guidelines, we completed a review in 2008 and concluded that certain timing items that historically had been capitalized and depreciated for tax purposes could be deducted currently. In January 2009, we contributed approximately $265 million to Wisconsin Energy's qualified pension plan, which resulted in a tax deduction for 2008.

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

Investing Activities

2008 vs. 2007:   Cash used in investing activities was $212.7 million compared to $236.2 million provided by investing activities during 2007. This reflects a reduction in proceeds from asset sales and increased capital expenditures during 2008, partially offset by an increase in restricted cash from the sale of Point Beach released to us.

During 2008, we released $345.1 million of restricted cash. In September 2007, we sold Point Beach and received approximately $924 million and retained approximately $552 million of decommissioning funds. We placed approximately $924 million in restricted accounts to be used for the payment of taxes and for the benefit of our customers. We release the restricted cash, adjusted for taxes, as we issue bill credits to our customers, which is reflected as an amortization of the gain on our income statement. We expect to release approximately $214.1 million of restricted cash during 2009 as we issue fewer bill credits to our retail customers from the Point Beach proceeds pursuant to the terms of our 2008 rate order.

During 2008, our capital expenditures increased by $42.7 million primarily due to increased construction spending related to the completion of our Blue Sky Green Field wind project and the start of construction of the Oak Creek AQCS project.

2007 vs. 2006:   During 2007, net cash inflows from investing activities were $236.2 million compared with cash outflows of $473.8 million in 2006. The most significant factor related to cash provided by investing activities relates to the unrestricted proceeds we received from the sale of Point Beach as well as the liquidation of the decommissioning trusts. Our 2007 capital expenditures increased $82.3 million over 2006. This increase was expected and it primarily reflects our construction activity for environmental controls.

During 2007, we experienced a significant inflow of cash related to the sale of Point Beach; however, we restricted a significant amount of that cash as it will be used for the benefit of our customers. The 2007 cash flows related to the Point Beach sale are summarized as follows:

(Millions of Dollars)

Proceeds from the sale of Point Beach	$924.1
Proceeds from the liquidation of decommissioning trusts	552.4

Total Proceeds	1,476.5
Less: Proceeds restricted for the benefit of customers, net of taxes and bill credits	(731.6)

Unrestricted cash to the Company	$744.9

As the gain on the Point Beach sale is given back to customers, primarily in the form of bill credits, we release the restricted cash.

Financing Activities

The following table summarizes our cash flows from financing activities:

	2008	2007	2006

	(Millions of Dollars)

Dividends to Wisconsin Energy	($367.0)	($179.6)	($179.6)
Capital Contribution from Wisconsin Energy	-	-	100.0
Increase (Reduction) in Total Debt	225.3	(271.9)	50.0
Other	(2.1)	5.3	(0.1)

Cash Used in Financing	($143.8)	($446.2)	($29.7)

2008 vs. 2007:   Cash used in financing activities was $143.8 million during 2008 as compared to $446.2 million during 2007. During 2008, we issued $550 million of debentures. The net proceeds were used to repay short-term debt and for other general corporate purposes, including the payment of a $150 million special dividend to Wisconsin Energy to rebalance our capital structure for the impact of the sale of Point Beach. For additional information on the debt issuances, see Note I -- Long-Term Debt in the Notes to Consolidated Financial Statements.

2007 vs. 2006:   During 2007, we used $446.2 million for net financing activities compared with $29.7 million during 2006. During 2007, we retired $250 million of unsecured 3.50% debentures due December 1, 2007 at their scheduled maturity.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during 2009 primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors. Beyond 2009, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings, the issuance of debt securities and equity contributions from our parent.

During the second half of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. As a result, interest rates on our short-term and variable rate tax-exempt debt increased during the second half of 2008, but have since stabilized. Despite the turmoil in the credit markets, we were able to remarket our $147 million tax-exempt bonds in August 2008 and to issue in October 2008 $300 million of 6.00% Debentures due April 1, 2014 and in December 2008 $250 million of 6.25% Debentures due December 1, 2015.

As indicated above, despite the recent turmoil in the global credit markets, we still currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangement, access to capital markets and internally generated cash. Our short-term interest rates have stabilized and currently are lower than they were during the second half of 2008.

We maintain a bank back-up credit facility that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, committed approximately $23.6 million under our bank back-up credit facility. We have no current plans to replace Lehman's commitment. Excluding Lehman's commitment, as of December 31, 2008, we had approximately $472.3 million of available, undrawn lines under our bank back-up credit facility. As of December 31, 2008, we had approximately $29.6 million of short-term debt outstanding that was supported by the available line of credit.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of December 31, 2008:

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

The following table shows our consolidated capitalization structure as of December 31:

Capitalization Structure	2008		2007

	(Millions of Dollars)

Common Equity	$2,582.8	46.7%	$2,656.2	52.8%
Preferred Stock	30.4	0.6%	30.4	0.6%
Long-Term Debt (a)	1,885.3	34.1%	1,338.1	26.6%
Capital Lease Obligations (a)	1,001.1	18.1%	652.3	13.0%
Short-Term Debt (b)	29.6	0.5%	354.3	7.0%

Total	$5,529.2	100.0%	$5,031.3	100.0%

(a) Includes current maturities
(b) Includes subsidiary note payable to Wisconsin Energy

We recorded a $331.1 million capital lease in May 2008 in connection with the in-service date of PWGS 2. We recorded a $162.1 million capital lease in November 2007 in connection with the in-service date of the Oak Creek coal handling system. For additional information, see Note I -- Long-Term Debt in the Notes to Consolidated Financial Statements.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by S&P, Moody's and Fitch as of December 31, 2008:

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

Capital Requirements

Total capital expenditures are currently estimated to be approximately $600 million during 2009. Due to changing environmental and other regulations such as air quality standards and electric reliability initiatives that impact us, future long-term capital requirements may vary from recent capital requirements. We currently expect these capital expenditures to be between $600 million and $1 billion per year during the next three years.

The expected increase in our capital expenditures is related to the Oak Creek AQCS project that is expected to be completed in 2012 and the Glacier Hills Wind Park that is also expected to be completed by 2012.

Investments in Outside Trusts:   We have funded our pension obligations and certain OPEB obligations in outside trusts. Collectively, these trusts had investments of approximately $608 million as of December 31, 2008. These trusts hold investments that are subject to the volatility of the stock market and interest rates.

We have defined benefit pension plans that cover substantially all of our employees. During 2008, we contributed $37.9 million to Wisconsin Energy's qualified pension plan. As of December 31, 2008, the returns on Wisconsin Energy's pension plan assets were significantly below the expected annual returns of 8.5%. In January 2009, we contributed approximately $265 million to Wisconsin Energy's qualified pension plan. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For further information, see Note M -- Benefits in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note N -- Guarantees in the Notes to Consolidated Financial Statements.

We have identified two tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of these two variable interest entities as defined by FIN 46. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other contract as an operating lease, and both are reflected in the Contractual Obligations/Commercial Commitments table below. A similar power purchase agreement expired during the second quarter of 2008. For additional information, see Note E -- Variable Interest Entities in the Notes to Consolidated Financial Statements.

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period

Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Millions of Dollars)

Long-Term Debt Obligations (b)	$3,922.7	$101.1	$202.9	$496.1	$3,122.6
Capital Lease Obligations (c)	3,609.1	158.9	320.9	326.5	2,802.8
Operating Lease Obligations (d)	97.8	23.6	41.6	20.0	12.6
Purchase Obligations (e)	14,211.9	977.2	1,738.5	976.8	10,519.4
Other Long-Term Liabilities (f)	66.4	64.9	1.5	-	-

Total Contractual Obligations	$21,907.9	$1,325.7	$2,305.4	$1,819.4	$16,457.4

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates. Contracts with multiple unknown variables have been omitted from the analysis.

(b)	Principal and interest payments on Long-Term Debt (excluding capital lease obligations).

(c)	Capital Lease Obligations for power purchase commitments and the PTF leases.

(d)	Operating Lease Obligations for power purchase commitments and vehicle and rail car leases.

(e)

Purchase Obligations under various contracts for the procurement of fuel, power, gas supply and associated transportation and for information technology and other services for utility operations. This includes the power purchase agreement for all of the energy produced by Point Beach.

(f)

Other Long-Term Liabilities include the expected 2009 supplemental executive retirement plan obligation and non-discretionary pension contribution. For additional information on employer contributions to our benefit plans see Note M -- Benefits in the Notes to Consolidated Financial Statements.

The table above does not include FIN 48 liabilities. For further information regarding FIN 48 liabilities, refer to Note F -- Income Taxes in the Notes to Consolidated Financial Statements in this report.

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

Commodity Prices:   In the normal course of providing energy, we are subject to market fluctuations of the costs of coal, natural gas, purchased power and fuel oil used in the delivery of coal. We manage our fuel and gas supply costs through a portfolio of short and long-term procurement contracts with various suppliers for the purchase of coal, natural gas and fuel oil. In addition, we manage the risk of price volatility by utilizing gas and electric hedging programs.

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of our risk of electric fuel cost fluctuation. If cumulative fuel and purchased power costs for electric utility operations deviate from a prescribed range (plus or minus 2% for 2009) when compared to the costs projected in the most recent retail rate proceeding, retail electric rates may be adjusted prospectively. For information regarding the current fuel rules, see Rates and Regulatory Matters.

The PSCW has authorized dollar for dollar recovery for the majority of natural gas costs for our gas utility operations through a GCRM, which mitigates most of the risk of gas cost variations. For information concerning the electric utility fuel cost adjustment procedure and our natural gas utility's GCRM, see Rates and Regulatory Matters.

Natural Gas Costs:   Significant volatility in the cost of natural gas affects our electric and gas utility operations. Although the cost of natural gas has decreased recently, natural gas costs have generally increased since 2003. We expect that demand for natural gas will remain high into the foreseeable future and that significant price relief will not occur until additional natural gas resources are developed.

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

In February 2005, the PSCW authorized the use of the escrow method of accounting for bad debt costs allowing for deferral of Wisconsin residential bad debt expense that exceeds amounts allowed in rates. In July 2008, we filed an application with the PSCW for a three year extension of use of the escrow method for bad debt costs. In December 2008, the PSCW approved a one year extension of use of the escrow method of accounting for bad debt costs through March 2010.

As a result of our GCRM, our gas distribution operation receives dollar for dollar recovery on the cost of natural gas. However, increased natural gas costs increase the risk that customers will switch to alternative fuel sources, which could reduce future gas margins.

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our electric revenues are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2008, 2007 and 2006, as measured by degree-days, may be found above in Results of Operations.

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding as of December 31, 2008. Borrowing levels under these arrangements vary from period to period depending on capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis at December 31, 2008 of our outstanding portfolio of commercial paper and variable rate long-term debt. As of December 31, 2008, we did not have any commercial paper outstanding. We had $164.4 million of variable-rate long-term debt outstanding with a weighted average interest rate of 0.92%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $1.6 million before taxes from variable rate long-term debt outstanding.

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

At December 31, 2008, we held, or Wisconsin Energy held on our behalf, the following total trust fund assets at fair value, primarily consisting of publicly traded debt and equity security investments:

Wisconsin Electric Power Company	Millions of Dollars

Pension trust funds	$510.7
Other post-retirement benefits trust funds	$97.0

Fiduciary oversight of the pension and OPEB trust fund investments is the responsibility of an Investment Trust Policy Committee. Qualified external investment managers are engaged to manage the investments. Asset/liability studies are periodically conducted with the assistance of an outside investment advisor. The current study for the pension fund projects long-term annualized returns of approximately 8.25%.

Credit Ratings:   We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment only in the event of a credit rating change to below investment grade. As of December 31, 2008, we estimate that the collateral or the termination payment required under these agreements totaled approximately $160.3 million. In addition, we have commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

Economic Conditions:   We are exposed to market risks in the regional midwest economy. Although the economy in our service territories has not been hit as hard as in other parts of the country, we are beginning to see an increase in unemployment and declines in industrial production demand. We expect the weakening economy to negatively impact our sales growth and bad debt levels.

Inflation:   We continue to monitor the impact of inflation, especially with respect to the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance and new generation in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions. We do not believe the impact of general inflation will have a material impact on our future results of operations.

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

The PTF units include PWGS 1, PWGS 2, OC 1 and OC 2. The following table identifies certain key items related to the units:

Unit Name	Scheduled In Service	Authorized Cash Costs (a)

PWGS 1	July 2005 (Actual)	$ 333 million (Actual)
PWGS 2	May 2008 (Actual)	$ 331 million (Actual)
OC 1	Late 2009	$ 1,300 million
OC 2	Fall 2010	$ 640 million

(a)

Authorized cash costs represent the PSCW approved costs and the increases for factors such as inflation as identified in the PSCW approved lease terms and adjusted for Wisconsin Energy's ownership percentages in the case of OC 1 and OC 2.

Power the Future - Port Washington

Background:   In December 2002, the PSCW issued a written order (the Port Order) granting a CPCN for the construction of PWGS consisting of two 545 MW natural gas-fired combined cycle generating units on the site of our existing Port Washington Power Plant, the natural gas lateral to supply the new plant, and the transmission system upgrades required of ATC. PWGS 1 and PWGS 2 were completed within the PSCW approved cost parameters and were placed in service in July 2005 and May 2008, respectively.

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

Legal and Regulatory Matters:   As a result of the enactment of the Energy Policy Act, FERC, through an amendment to Section 203 of the Federal Power Act, has been given jurisdiction over the acquisition of generation (which includes leasing generation). Under FERC's rules implementing the Energy Policy Act, we, along with Wisconsin Energy and We Power, filed a joint application for FERC authorization to transfer the generating assets and limited interconnection facilities of PWGS 2 through a lease arrangement between We Power and us. Approval was received from FERC for this asset transfer in December 2006.

Power the Future - Oak Creek Expansion

Background:   In November 2003, the PSCW issued an order (the Oak Creek Order) granting us, along with Wisconsin Energy and We Power, a CPCN to commence construction of two 615 MW coal-fired units (the Oak Creek expansion) to be located adjacent to the site of our existing Oak Creek Power Plant. OC 1 is scheduled to be operational in late 2009 and OC 2 is scheduled to be operational in fall 2010. The Oak Creek Order concluded, among other things, that there was a need for additional electric generation for Southeastern Wisconsin and that a diversity of fuel sources best serves the interests of the state. The total cost for the two units was set at $2.191 billion, and the order provided for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. Costs above the 5% cap would not be included in lease payments or recovered from customers absent a finding by the PSCW of extenuating circumstances, such as force majeure conditions. The CPCN was granted contingent upon us obtaining the necessary environmental permits. All necessary permits have been received at this time. In June 2005, construction commenced at the site. In November 2005, Wisconsin Energy completed the sale of approximately a 17% interest in the project to two unaffiliated entities who will share ratably in the construction costs.

The Oak Creek expansion includes a new coal handling system that will serve both the existing units at Oak Creek and OC 1 and OC 2. The new coal handling system was placed into service during the fourth quarter of 2007 at a cost of approximately $175.0 million. A total of $24.1 million of additional costs related to the coal handling system were incurred during 2008. The most significant component of this additional cost was the rail cars, which were placed in service in 2008, that will supply coal to OC 1 and OC 2.

The Oak Creek expansion also includes a new water intake system that will serve both the existing units at Oak Creek and OC 1 and OC 2. The new water intake system was placed into service in January 2009 at a cost of approximately $133.0 million.

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

Construction Status:   In July 2008, Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, notified We Power in a letter that it forecasts the in-service date of unit 1 to be delayed three months beyond the guaranteed contract date of September 29, 2009. Bechtel also advised We Power in the letter that it forecasts the in-service date of unit 2 to be one month earlier than the guaranteed contract date of September 29, 2010.

According to the letter, reasons for the delay of unit 1 include severe winter weather experienced during the winters of 2006-2007 and 2007-2008, exacerbated by severe rain storms in April and June of 2008, changes in local labor conditions from those anticipated by Bechtel, the cumulative impact of a large number of change orders and delay in receiving FNTP in 2005 as a result of the court challenges by certain opposition groups to the CPCN for the Oak Creek expansion. Bechtel advised that they expected to submit a claim for cost and schedule relief associated with these issues by the end of 2008.

Based on Bechtel's earlier communications, We Power notified Bechtel on September 29, 2008 that it was invoking the formal dispute resolution process provided in the contract in order to resolve certain issues related to the rights of the parties under the contract.

We Power received Bechtel's claims for schedule and cost relief on December 22, 2008. Bechtel's claims are based on the alleged effects of severe winter weather and certain labor-related matters, as well as the alleged effects of ERS-directed changes and delays allegedly caused by ERS prior to the issuance of the FNTP in July 2005. Bechtel continues to target an in-service date for unit 1 three months beyond the guaranteed contract date of September 29, 2009, and an in-service date for unit 2 one month earlier than the guaranteed contract date of September 29, 2010.

We Power is currently in the mediation phase with respect to determining the parties' rights under the contract and Bechtel's claims. We Power is currently unable to predict the ultimate outcome of the claims.

WPDES Permit:   In March 2007, on appeal, the Dane County Circuit Court affirmed in part an earlier decision by an ALJ in a contested case hearing to uphold the WDNR's issuance of the WPDES permit. The Court also remanded certain aspects of the ALJ's decision for further consideration based on the January 2007 decision by the United States Court of Appeals for the Second Circuit that found certain portions of the federal rule concerning cooling water intake systems for existing facilities (the Phase II rule) impermissible and remanded several parts of the rule to the EPA for further consideration or potential rulemaking. In July 2007, the EPA formally suspended the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems for existing facilities.

In November 2007, the ALJ determined that the Oak Creek expansion units were new facilities under Section 316(b) of the Clean Water Act. The ALJ remanded the WPDES permit to the WDNR and directed the WDNR to reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. In July 2008, the WDNR issued the final modified permit. The time period for any party to challenge the modified WPDES permit has expired.

In July 2008, we, along with the joint owners of the Oak Creek expansion, reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups who were opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit for the existing and expansion units at Oak Creek.

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

Other Regulatory Matters:   As a result of the enactment of the Energy Policy Act, FERC, through an amendment to Section 203 of the Federal Power Act, has been given jurisdiction over the acquisition of generation (which includes leasing generation). Under FERC's rules implementing the Energy Policy Act, we, along with Wisconsin Energy and We Power, filed a joint application for FERC authorization to transfer the generating assets and limited interconnection facilities of OC 1 and OC 2 through a lease arrangement between We Power and us. We received approval from FERC on these leases in December 2006.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the state of Wisconsin, while FERC regulates our wholesale power and electric transmission service rates. The MPSC regulates our retail electric rates in the state of Michigan. We estimate that approximately 91% of our electric revenues are regulated by the PSCW, 5% are regulated by the MPSC and the balance of our electric revenues is regulated by FERC. All of our natural gas and steam revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

The table below summarizes the anticipated annualized revenue impact of recent rate changes:

	Incremental
	Annualized	Percent
	Revenue	Change	Effective
Service - Wisconsin Electric	Increase	in Rates	Date

	(Millions)

Fuel electric, Michigan	$5.4	4.0%	January 1, 2009
Retail electric, Michigan	$7.2	4.6%	January 1, 2009
Fuel electric, Wisconsin	$118.9	5.1%	July 8, 2008
Retail electric, Wisconsin	$389.1	17.2%	January 17, 2008
Retail gas, Wisconsin	$4.0	0.6%	January 17, 2008
Retail steam, Wisconsin	$3.6	11.2%	January 17, 2008
Retail electric, Michigan	$0.3	0.6%	May 23, 2007
Fuel electric, Michigan	$3.4	7.5%	January 1, 2007
Retail electric, Wisconsin	$222.0	10.6%	January 26, 2006
Retail gas, Wisconsin	$21.4	2.9%	January 26, 2006
Retail steam, Wisconsin	$7.8	31.5%	January 26, 2006
Fuel electric, Michigan	$2.7	5.9%	January 1, 2006

2008 Pricing:   During 2007, we initiated rate proceedings. We asked the PSCW to approve a comprehensive plan which would result in price increases of $648.6 million for our electric customers in Wisconsin. This price increase would be reduced by expected bill credits resulting from the sale of Point Beach. The initial rate filing estimated bill credits of $371.0 million in 2008 and $187.5 million in 2009, resulting in net pricing increases of 7.5% in 2008 and 7.5% in 2009. In addition, we requested a 1.8% price increase in 2008 for our gas customers and an approximately 16.0% price increase in 2008 for all steam customers in metropolitan Milwaukee.

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

We expect to provide a total of approximately $710.0 million of bill credits to our Wisconsin customers over the three year period ending December 31, 2010. As of December 31, 2008, we have issued approximately $296.4 million of bill credits to Wisconsin retail customers.

Michigan Price Increase:   In January 2008, we filed a rate increase request with the MPSC. This request represents an increase in electric rates of 14.7%, or $22.0 million, to support the growing demand for electricity, continued investment in renewable programs, compliance with environmental regulations, addition of distribution infrastructure and increased operational expenses. In November 2008, a settlement agreement with the MPSC staff and intervenors for a rate increase of $7.2 million, or 4.6%, was approved by the MPSC, effective January 1, 2009.

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

Our gas operations went through a traditional rate proceeding whereby the revenues were set to recover projected costs and to provide a return on rate base. The January 2006 order provided for an increase in gas revenues totaling $21.4 million, or 2.9%. The rate increase was based on an authorized return on equity of 11.2%.

The steam rate proceeding was a traditional rate proceeding. The January 2006 order provided for an increase in steam rates of $7.8 million, or 31.5%, to be phased in over a two year period beginning in 2006. The rate increase was based on an authorized return on equity of 11.2%.

2010 Pricing:   We anticipate filing a rate case in the first half of 2009 for new rates effective in January 2010.

Limited Rate Adjustment Requests

2008 Fuel Recovery Request:   In March 2008, we filed a rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel costs was being driven primarily by increases in the price of natural gas and the higher cost of transporting coal by rail as a result of increases in the cost of diesel fuel. On April 11, 2008, the PSCW approved an annual increase of $76.9 million (3.3%) in Wisconsin retail electric rates on an interim basis. In July 2008, we received the final rate order, which authorized an additional $42.0 million in rate increases, for a total increase of $118.9 million (5.1%). Any over-collection of fuel surcharge revenue in calendar year 2008 was subject to refund with interest at a rate of 10.75%. During the first quarter of 2009, we expect to refund approximately $8.6 million, including interest, to Wisconsin retail customers related to the over-collection of fuel costs in 2008.

Other Rate Matters

Oak Creek Air Quality Control System Approval:   As anticipated, in July 2008 we received approval from the PSCW granting us authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant Units 5-8. Construction of these emission controls began in late July 2008, and we expect the installation to be completed during 2012. We originally estimated the cost of this project to be $830 million including AFUDC ($750 million excluding AFUDC). We now expect the cost of completing this project to be approximately $885 million including AFUDC ($800 million excluding AFUDC). The cost increase is primarily attributable to increases in material prices that occurred prior to the commencement of construction and material procurement activities in July 2008. The cost of constructing these facilities is included in our estimates of the costs to implement the Consent Decree with the EPA. The Citizens Utility Board and Clean Wisconsin, Inc., the two groups that opposed controlling Oak Creek Power Plant Units 5-8, petitioned the PSCW for rehearing and reconsideration of its order. The PSCW denied their request and the petitioners did not appeal the PSCW's decision.

Michigan Legislation:   During October 2008, Michigan enacted legislation to make significant changes in regulatory procedures, which should provide for more timely cost recovery. Public Act 286 allows the use of a forward-looking test year in rate cases, rather than historical data, and allows us to put interim rates into effect six months after filing a complete case. Rate filings for which an order is not issued within 12 months are deemed approved. In addition, we could seek a CPCN for new investment, and could recover interest on the investment during construction. Public Act 286 also gives the MPSC expanded authority over proposed mergers and acquisitions, and requires action within 180 days of filing. In addition, Public Act 295 calls for the implementation of a renewable portfolio standard of 10% by 2015, and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards, and provides for ongoing review and revision to assure the measures taken are cost-effective.

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

In June 2006, the PSCW opened a docket (01-AC-224) to consider revisions to the existing fuel rules (Chapter PSC 116). Public comments from stakeholders, including regulated utilities, were received by the PSCW. In July 2008, the PSCW ordered a second comment period on a revised rule, and hearings were held in August 2008. The current version of the revised rule recommends modifications to allow for annual plan and reconciliation filings of fuel costs by each regulated utility. In the period between plan and reconciliation, escrow accounting would be used to record fuel costs outside a plus or minus 2% annual band of the total fuel costs allowed in rates. The proposed rule further recommends that the escrow balance be trued-up annually following the end of each calendar year. The earliest that we expect any possible action on the fuel rules is the summer of 2009.

Our electric operations in Michigan operate under a Power Supply Cost Recovery mechanism which generally allows for the recovery of fuel and purchased power costs on a dollar for dollar basis.

Electric Transmission Cost Recovery:   We divested our transmission assets with the formation of ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission infrastructure requirements in the state. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we defer transmission costs that exceed amounts embedded in our rates. We are allowed to earn a return on the unrecovered transmission costs we deferred at our weighted average cost of capital. As of December 31, 2008, we have deferred $199 million of unrecovered transmission costs. The January 2008 rate order provided for the recovery of these costs over six years beginning in January 2008, and the escrow accounting treatment has been discontinued.

Gas Cost Recovery Mechanism:   Our natural gas operations operate under a GCRM as approved by the PSCW. Generally, the GCRM allows for a dollar for dollar recovery of gas costs. There is an incentive mechanism under the GCRM which allows for increased revenues if we acquire gas lower than benchmarks approved by the PSCW. During 2008, approximately $2.6 million of additional revenues were earned under the incentive portion of the GCRM. During 2007 and 2006, no additional revenues were earned under the incentive portion of the GCRM.

Bad Debt Costs:   In January 2006, the PSCW issued an order approving the amortization over the next five years of the bad debts deferred in 2004 for our gas operations. The bad debts deferred in 2004 related to electric operations will be considered for recovery in future rates, subject to audit and approval of the PSCW.

In March 2005, the PSCW approved our use of escrow accounting for residential bad debt costs. The escrow method of accounting for bad debt costs allows for deferral of Wisconsin residential bad debt expense that exceed amounts allowed in rates. As a result of this approval from the PSCW, which extends through March 2009, we escrowed approximately $5.2 million, $9.5 million and $6.0 million in 2008, 2007 and 2006, respectively, related to bad debt costs. In July 2008, we filed an application with the PSCW for a three year extension of use of the escrow method for bad debt costs. In December 2008, the PSCW approved a one year extension for the use of the escrow method of accounting for bad debt costs through March 2010.

MISO Energy Markets:   The PSCW approved deferral treatment for our costs related to the implementation of the MISO Energy Markets. Amounts deferred through December 31, 2007 are being recovered in rates. For additional information, see Industry Restructuring and Competition -- Electric Transmission and Energy Markets.

Coal Generation Forced Outage - 2007:   In March 2007, we requested and received approval from the PSCW to defer as a regulatory asset approximately $13.2 million related to replacement power costs due to a forced outage of Unit 1 at the Pleasant Prairie Power Plant. The outage extended from February 2007 through March 2007. These costs were recovered as part of the $85 million one-time recovery using Point Beach proceeds pursuant to the 2008 rate order in a write-off during the first quarter of 2008.

Wholesale Electric Pricing:   In August 2006, we filed a wholesale rate case with FERC. The filing requested an annual increase in rates of approximately $16.7 million applicable to four existing wholesale electric customers. This includes a mechanism for fuel and other cost adjustments. In November 2006, FERC approved the rate filing subject to refund with interest. Three of the existing customers' rates were effective in January 2007. The remaining wholesale customer's rates were effective in May 2007. FERC approved a settlement of the rate filing in September 2007.

In August 2008, we issued a one-time $62.5 million refund to our wholesale customers pursuant to a FERC-approved settlement related to the sale of Point Beach.

Depreciation Rates:   Periodically, we engage consultants to perform depreciation studies on our utility assets to determine our depreciation rates. In 2008, a consultant completed a depreciation study that concluded that we should reduce our utility depreciation rates because of longer asset lives and increased salvage values. The consultant estimated that the new proposed rates would reduce annual depreciation expense by approximately $41 million. In January 2009, we filed the depreciation study with the PSCW. If the PSCW approves the depreciation study, we would expect to implement the new depreciation rates in late 2009. We do not expect the new depreciation rates to have a material impact on earnings because we anticipate that the new depreciation rates will be considered when the PSCW sets our 2010 electric and gas prices. For information on our current depreciation rates, see Note A -- Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Our baseline renewable energy percentage is 2.27%. Act 141 provides that for the years 2006-2009, we may not decrease our renewable energy percentage, and for the years 2010-2014, we must increase our renewable energy percentage at least two percentage points to a level of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 establishes a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Assuming the bulk of additional renewables is wind generation, we must obtain approximately 362 MW of additional renewable capacity by 2012 and another approximately 300 MW of additional renewable capacity by 2015 to meet the requirements of Act 141. We have already started development of additional sources of renewable energy which will assist us in complying with Act 141. See Wind Generation discussion below.

In 2008, the Governor of Wisconsin established the Governor's Task Force on Global Warming. The Task Force issued its final report in July 2008 that includes an increased renewable portfolio standard. Pursuant to the Task Force's recommendations, the renewable portfolio standard would increase to 10% by 2013, 20% by 2020 and 25% by 2025. The legislature is expected to review these recommendations in 2009.

Act 141 allows the PSCW to delay a utility's implementation of the renewable portfolio standard if it finds that achieving the renewable requirement would result in unreasonable rate increases or would lessen reliability, or that new renewable projects could not be permitted on a timely basis or could not be served by adequate transmission facilities. The previous law did not include similar provisions. Act 141 provides that if a utility is in compliance with the renewable energy and energy efficiency requirements as determined by the PSCW, then the utility may not be ordered to achieve additional energy conservation or efficiency. Prior to Act 141, there had been no agreement on how to determine compliance with the Energy Priorities law, which provides that it is the policy of the PSCW, to the extent it is cost-effective and technically feasible, to consider the following options in the listed order when reviewing energy-related applications: (1) energy conservation and efficiency, (2) noncombustible renewable energy resources, (3) combustible renewable energy resources, (4) natural gas, (5) oil or low sulfur coal and (6) high sulfur coal and other carbon-based fuels.

Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the DOA back to the PSCW and/or contracted third parties. In addition, Act 141 requires that 1.2% of utilities' annual operating revenues be used to fund these programs. The Governor of Wisconsin's Task Force on Global Warming recommended in July 2008 that this amount be increased to approximately 4%. It is not known at this time if that recommendation will be implemented.

Public Act 295 enacted in Michigan calls for the implementation of a renewable portfolio standard by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

Wind Generation:   In June 2005, we purchased the development rights to a wind farm project (Blue Sky Green Field) from Navitas Energy, Inc. We began construction in June 2007 and the project reached commercial operation in May 2008. Land restoration, road repairs and other post construction activities are near completion. The cost of this project was approximately $301.7 million, including AFUDC, as of December 31, 2008.

In addition, in October 2007 we provided notice to FPL Energy, a subsidiary of FPL, that we were exercising the option we received in connection with the sale of Point Beach to purchase all rights to a new wind farm site in central Wisconsin, Glacier Hills Wind Park. In July 2008, the purchase was completed and in October 2008, we filed a request for a CPCN with the PSCW for the Glacier Hills Wind Park. We currently expect to install wind turbines with approximately 132 to 207 MW of generating capacity, subject to the final site configuration and the turbine equipment selected. We expect 2012 to be the first full year of operation, subject to regulatory approvals and turbine availability.

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

We had adequate capacity to meet all of our firm electric load obligations during 2008 and 2007. All of our generating plants performed well during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs.

We expect to have adequate capacity to meet all of our firm load obligations during 2009. However, extremely hot weather, unexpected equipment failure or unavailability could require us to call upon load management procedures as we have in past years.

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

We are currently pursuing a proactive strategy to manage our environmental issues including (1) improving our overall energy portfolio by adding more efficient generation as part of Wisconsin Energy's PTF strategy, (2) developing additional sources of renewable electric energy supply, (3) reviewing water quality matters such as discharge limits and cooling water requirements, (4) adding emission control equipment to existing facilities to comply with new ambient air quality standards and federal clean air rules, (5) entering into an agreement with the EPA to reduce emissions of SO2 and NOx by more than 65% by 2013, (6) evaluating and implementing improvements to our cooling water intake systems, (7) continuing the beneficial re-use of ash and other solid products from coal-fired generating units and (8) conducting the clean-up of former manufactured gas plant sites. The capital costs of implementing the EPA Consent Decree are estimated to be approximately $1.2 billion over the 10 years ending 2013. These costs are principally associated with the installation of air quality controls on Pleasant Prairie Units 1 and 2 and Oak Creek Units 5-8. In June 2007, we submitted an application to the PSCW requesting approval to construct environmental controls at Oak Creek Units 5-8 by 2012 as required by the Consent Decree. We expect the cost of completing this project to be approximately $885 million, including AFUDC. Through December 31, 2008, we have spent approximately $506.7 million associated with implementing the EPA Consent Decree. For further information concerning the Consent Decree, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report.

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

8-hour Ozone Standard:   In April 2004, the EPA designated 10 counties in southeastern Wisconsin as non-attainment areas for the 8-hour ozone NAAQS. States were required to develop and submit SIPs to the EPA by June 2007 to demonstrate how they intended to comply with the 8-hour ozone NAAQS. Instead of submitting a SIP, Wisconsin submitted a request to redesignate all counties in southeastern Wisconsin to be in attainment with the standard. In addition to the request for redesignation, Wisconsin also adopted the RACT rule that applies to emissions from our power plants in the affected areas of Wisconsin. We believe compliance with the NOx emission reduction requirements under the Consent Decree will substantially mitigate costs to comply with the RACT rule. In March 2008, the EPA issued a determination that the state of Wisconsin had failed to submit a SIP. We do not anticipate any further requirements to reduce emissions as a result of this finding, but we are unable to predict that outcome until Wisconsin responds to this finding (expected in July 2009) and the EPA subsequently takes a final approval action. In March 2008, the EPA announced its decision to further lower the 8-hour standard. Although additional counties may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our existing coal-fired generation facilities.

PM2.5 Standard:   In December 2004, the EPA designated PM2.5 non-attainment areas in the country. All counties in Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. In December 2006, a more restrictive federal standard became effective; however, on February 24, 2009, the D.C. Circuit Court of Appeals issued a decision on the revised standard and remanded it back to the EPA for revision. The court's decision will likely result in an even more stringent annual PM2.5 standard. Until such time as the EPA revises the standard consistent with the court's decision and the states develop rules and submit SIPs to the EPA to demonstrate how they intend to comply with the standard, we are unable to predict the impact of this more restrictive standard on the operation of our existing coal-fired generation facilities or Wisconsin Energy's new PTF generating units that we are leasing, including OC 1, OC 2 and PWGS.

Clean Air Interstate Rule:   The EPA issued the final CAIR in March 2005 to facilitate the states in meeting the 8-hour ozone and PM2.5 standards by addressing the regional transport of SO2 and NOx. CAIR requires NOx and SO2 emission reductions in two phases from electric generating units located in a 28-state region within the eastern United States. Wisconsin and Michigan are affected states under CAIR. CAIR was to be implemented in two phases. Overall, CAIR is expected to result in a 70% reduction in SO2 emissions and a 65% reduction in NOx emissions from 2002 emission levels. A final CAIR rule was adopted in Wisconsin and Michigan. Subsequently, in July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAIR and determined that the EPA must promulgate a rule consistent with its decision, but did not issue a mandate that would put its ruling into effect. In December 2008, the Court remanded CAIR to the EPA but did not vacate it. Therefore, CAIR will remain in place while the EPA drafts a replacement rule. The Court's decision did not include a deadline for the replacement rule. We previously determined that compliance with the NOx and SO2 emission reductions requirements under the Consent Decree would substantially mitigate costs to comply with CAIR and will achieve the levels necessary under at least the first phase of CAIR. It will be necessary to see what the revised rule contains before we can determine if any additional reductions will be required.

Clean Air Mercury Rule:   The EPA issued the final CAMR in March 2005, following the agency's 2000 regulatory determination that utility mercury emissions should be regulated. CAMR would limit mercury emissions from new and existing coal-fired power plants and cap utility mercury emissions in two phases, applicable in 2010 and 2018. The caps would limit emissions at approximately 20% and ultimately 70% below current utility mercury levels.

The federal rule was challenged by a number of states, including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for re-consideration. The D.C. Circuit denied a request for a rehearing and the parties subsequently petitioned the U.S. Supreme Court for review of the D.C. Circuit's decision. In February 2009, the U.S. Supreme Court denied the petition for certiorari. In December 2008, a number of environmental groups also filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology limits for electric utilities. This latest complaint is still being processed by the D.C. Circuit.

In October 2004, the WDNR issued mercury emission control rules that affect electric utilities in Wisconsin. The Wisconsin rules explicitly recognize an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal program and require that the WDNR must adopt state rule changes within 18 months of publication of any federal rules. In March 2007, the WDNR proposed changes to this rule to include an implementation plan for CAMR, along with a proposal for more stringent state-only rules. The WDNR did not take any final action on the March 2007 rule proposal.

In March 2008, the WDNR once again proposed changes to the existing state-only mercury rule. In June 2008, the Natural Resources Board approved the proposed rule. The rule was approved and went into effect in December 2008. The new rule requires 90% mercury emission reductions from utilities by 2015, or, under a multi-emission option, 70% reductions by 2015, 80% by 2018 and 90% by 2021, provided utilities meet stringent NOx and SO2 emission reduction requirements by 2015. The rule eliminates the 2008-2009 emission cap, but retains the 40% emission reduction requirement for the period 2010-2014. Our plan is to maximize mercury reductions from our initial emission control investments. Enhanced mercury reductions from refinements to SO2 and NOx controls are expected to be developed over the next several years. Because control technology is under development, it is difficult to estimate what the cost will be to comply with the Wisconsin requirements. We believe the range of possible expenditures could be approximately $50 million to $200 million.

As of January 2008, the MDEQ has also proposed a rule to both implement CAMR and impose state-only requirements for achieving 90% emission reductions in 2015. The MDEQ has revised the draft rule to remove the requirements related to the now vacated CAMR, but is proceeding with the remainder of the state-only rule. As part of a new technology demonstration which we undertook in partnership with the DOE, technology for the control of mercury has been installed at our Presque Isle Power Plant. We plan to continue the operation of that equipment beyond the test period. We anticipate that this equipment will be sufficient to comply with reductions that would be required under the state-only rule.

Clean Air Visibility Rule:   The EPA issued CAVR in June 2005 to address Regional Haze, or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines BART requirements for electric generating units and how BART will be addressed in the 28 states subject to EPA's CAIR. Under CAVR, states are required to identify certain industrial facilities and power plants that affect visibility in the nation's 156 Class I protected areas. States are then required to determine the types of emission controls that those facilities must use to control their emissions. The pollutants from power plants that reduce visibility include particulate matter or compounds that contribute to fine particulate formation, NOx, SO2 and ammonia. States were required to submit SIPs to implement CAVR to the EPA by December 2007. Wisconsin has not yet submitted a SIP. Michigan submitted a SIP, which was partially approved. The reductions associated with the state plans are scheduled to begin to take effect in 2014, with full implementation before 2018. In response to a citizen suit, in January 2009, the EPA issued a finding of failure to 37 states, including Wisconsin and Michigan, regarding their failure to submit SIPs. The finding starts a two-year review window for the EPA to issue Federal Implementation Plans, unless a state submits and receives SIP approval. Failure to submit an approved SIP does not initiate any federal sanctions against the states.

Wisconsin and Michigan have completed the BART rules, which cover one aspect of CAVR regulations. Wisconsin BART rules became effective in July 2008 and Michigan BART rules became effective in September 2008.

Both Wisconsin and Michigan BART rules are based, in part, on utility reductions of NOx and SO2 that were expected to occur under CAIR. Therefore, we will not be able to determine final impacts of these rules until the EPA completes a new CAIR rule.

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

EPA Advance Notice of Proposed Rulemaking:   In July 2008, the EPA issued an Advance Notice of Proposed Rulemaking seeking comment on a large array of possible regulatory actions it is contemplating under the federal CAA to reduce greenhouse gas emissions. The proposed rules impact virtually all aspects of the economy including electric and natural gas utilities. The EPA document follows a U.S. Supreme Court decision last year requiring the EPA to regulate greenhouse gas emissions under the CAA if it finds that they endanger public health or welfare. The document seeks comment on whether the EPA should make that finding and, if so, the types of regulations it should adopt. The comment period has closed, and there has been no additional formal activity in the rule process. We cannot predict at this time what impact, if any, such a finding would have on us.

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

Greenhouse Gases:   We continue to take measures to reduce our emissions of greenhouse gases. We support flexible, market-based strategies to curb greenhouse gas emissions, including emissions trading, joint implementation projects and credit for early actions. We support a voluntary approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters.

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
  Additional renewable capacity and promoting increased participation in the Energy for Tomorrow® renewable energy program.
  Retirement of coal units 1-4 at the Presque Isle Power Plant.

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. Legislative proposals that would impose mandatory restrictions on CO2 emissions continue to be considered in the U.S. Congress, and the new President and his administration have made it clear that they are focused on reducing CO2 emissions. Although the ultimate outcome of these efforts cannot be determined at this time, mandatory restrictions on our CO2 emissions could result in significant compliance costs that could affect future results of operations, cash flows and financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in this report.

LEGAL MATTERS

Arbitration Proceedings:   In May 2007, we reached a settlement with our largest electric customers, two iron ore mines, that operate in the Upper Peninsula of Michigan. The mines represent approximately 6.6% of our 2008 electric sales; however, they provide a much smaller percentage of our earnings. The mines had special negotiated contracts that expired in December 2007. The contracts had price caps for approximately 80% of the energy sales. We did not recognize revenue on amounts billed that exceeded the price caps.

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

In May 2007, we entered into a settlement agreement with the mines. The settlement was a full and complete resolution of all claims and disputes between the parties for electric service rendered by us under the power purchase agreements through March 31, 2007. Pursuant to the settlement, the mines paid us approximately $9.0 million and we released to the mines all funds held in escrow. The settlement also provided a mutually satisfactory pricing structure through the power purchase agreement expiration date of December 31, 2007. Beginning in January 2008, the mines began receiving electric service from us in accordance with tariffs approved by the MPSC.

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

In December 2008, a stray voltage lawsuit was filed against us. We do not believe the lawsuit has merit and we will vigorously defend the case. This lawsuit against us is not expected to have a material adverse effect on our financial statements. In June 2007, a stray voltage lawsuit filed against us in May 2005 was settled. This settlement did not have a material adverse effect on our financial condition or results of operations. We continue to evaluate various options and strategies to mitigate this risk.

NUCLEAR OPERATIONS

Point Beach Nuclear Plant:   We previously owned two electric generating units (Unit 1 and Unit 2) at Point Beach in Two Rivers, Wisconsin. During 2007 and 2006, Point Beach provided approximately 17.5% and 25.7%, respectively, of our net electric energy supply.

On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel and associated inventories, and assumed the obligation to decommission the plant. We retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, we deferred the net gain on the sale of approximately $418 million as a regulatory liability and deposited those proceeds into a restricted cash account.

In connection with the sale, we also transferred $390 million of decommissioning funds to the buyer. We then liquidated the balance of the decommissioning trust assets and retained approximately $552 million, which was also placed into the restricted cash account. We are using the cash in the restricted cash account and the interest earned on the balance for the benefit of our customers and to pay certain taxes. Our regulators are directing the manner in which these proceeds will benefit customers. For further information on the 2008 rate case, see Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters in this report.

A long-term power purchase agreement with the buyer became effective upon closing of the sale. Pursuant to this agreement, we are purchasing all of the energy produced by Point Beach. The power purchase agreement extends through 2030 for Unit 1 and 2033 for Unit 2. Based on the agreement, we are paying a predetermined price per MWh for energy delivered according to a schedule that is established in the agreement. Under the agreement, if our credit rating from either S&P or Moody's falls below investment grade, or if the holders of any indebtedness in excess of $100.0 million accelerate or have the right to accelerate the maturity of such indebtedness as a result of a default, we would need to provide a parent guaranty or other form of collateral in the amount of $100.0 million (escalating at 3% per year commencing in 2024).

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

In August 2000, the United States Court of Appeals for the Federal Circuit ruled in a lawsuit brought by Maine Yankee and Northern States Power Company that the DOE's failure to begin performance by January 31, 1998 constituted a breach of the Standard Contract, providing clear grounds for filing complaints in the Court of Federal Claims. Consequently, we filed a complaint in November 2000 against the DOE in the Court of Federal Claims. In October 2004, the Court of Federal Claims granted our motion for summary judgment on liability. The Court held a trial during September and October 2007 to determine damages. We anticipate a decision during 2009. We incurred substantial damages prior to the sale of Point Beach and we are seeking recovery of our damages in this lawsuit, and we expect that any recoveries would be considered in setting future rates.

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

The regulated energy industry continues to experience significant changes. FERC continues to support large RTOs, which will affect the structure of the wholesale market. To this end, the MISO implemented bid-based markets, the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. The MISO Energy Markets commenced operation in April 2005 for energy distribution and in January 2009 for operating reserves. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail access might be implemented, if at all, in Wisconsin; however, Michigan has adopted retail choice which potentially affects our Michigan operations. The Energy Policy Act, which included tax subsidies for electric utilities, amended federal energy laws and provided FERC with new oversight responsibilities, continues to significantly impact the electric utility industry. We continue to focus on infrastructure issues through Wisconsin Energy's PTF growth strategy.

Restructuring in Wisconsin:   Electric utility revenues in Wisconsin are regulated by the PSCW. Due to many factors, including relatively competitive electric rates charged by the state's electric utilities, the PSCW has been focused on electric reliability infrastructure issues for the state of Wisconsin in recent years. These issues include:

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

Restructuring in Michigan:   Our Michigan retail customers are allowed to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We have maintained our generation capacity and distribution assets and provide regulated service as we have in the past. We continue providing distribution and customer service functions regardless of the customer's power supplier.

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

In April 2006, FERC issued an order determining that MISO had not applied its energy markets tariff correctly in the assessment of RSG charges. FERC ordered MISO to resettle all affected transactions retroactive to the commencement of the energy market. In October 2006 and March 2007, we received additional rulings from FERC on these issues. FERC's rulings have been challenged by MISO and numerous other market participants. MISO commenced with the resettlement of the market in accordance with the orders in July 2007. The resettlement was completed in January 2008 and resulted in a net cost increase of $7.5 million to us. Several entities filed formal complaints with FERC on the assessment of these charges. We filed in support of these complaints.

In November 2007, FERC issued another RSG order related to the rehearing requests previously filed. This order provided a clarification that was contrary to how MISO implemented the last resettlement. Once again, we filed for rehearing and/or clarification with FERC, along with several other parties.

In addition, FERC ruled on the formal complaints filed by other entities in August 2007. FERC ruled that the current RSG cost allocation methodology may be unjust and unreasonable and established a refund effective date of August 10, 2007. MISO was ordered to file a new cost allocation methodology by March 2008. MISO filed new tariff language which indicated the new cost allocation methodology cannot be applied retroactively. We extended our previous rehearing/clarification request to include the timeframe from the established refund date through March 2008. In September 2008, FERC set a paper hearing for the formal complaints filed in 2007. FERC ruled on the outstanding rehearing/clarification requests and formal complaints in November 2008. FERC's ruling orders the resettlements to begin from the date the MISO Energy Markets commenced in order to correct the RSG cost allocation methodology. Additionally, the order also set a new RSG cost allocation effective August 10, 2007. However, numerous entities filed rehearing requests in objection of these rulings. MISO requested a postponement of the resettlements until the matter is resolved. Based on our analysis of the FERC decision and MISO's proposed implementation of FERC's ruling, we estimate that there could be a refund to us of up to $15 million. Due to the uncertainty around the ultimate outcome of the RSG cost allocation, we have not reflected the potential impact of this potential resettlement on our financial statements as of December 31, 2008.

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2008 through May 31, 2009. The resulting ARR valuation and the secured FTRs should adequately mitigate our transmission congestion risk for that period.

MISO has developed a market for two ancillary services, regulation reserves and contingency reserves. In February 2007, MISO filed tariff revisions to include ancillary services. The MISO ancillary services market began in January 2009. We previously self-provided both regulation reserves and contingency reserves. In the MISO ancillary services market, we buy/sell regulation and contingency reserves from/to the market. The MISO ancillary services market is expected to reduce overall ancillary services costs in the MISO footprint. The MISO ancillary services market is also expected to enable MISO to assume significant balancing area responsibilities such as frequency control and disturbance control.

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

Regulatory Accounting:   We operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. Under SFAS 71, the actions of our regulators may allow us to defer costs that non-regulated companies would expense. The actions of our regulators may also require us to accrue liabilities that non-regulated entities would not. As of December 31, 2008, we had $1,062.8 million in regulatory assets and $1,094.2 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow SFAS 71. In this situation, continued deferral of certain regulatory asset and liability amounts on our books, as allowed under SFAS 71, may no longer be appropriate and the unamortized regulatory assets net of the regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of SFAS 71 and have determined that it is currently appropriate to continue following SFAS 71. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

Pension and OPEB:   Our reported costs of providing non-contributory defined pension benefits (described in Note M -- Benefits in the Notes to Consolidated Financial Statements) are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to plans and earnings on plan assets. Changes made to the provisions of the plans may also impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

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

The following chart reflects pension plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant:

Pension Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$5.4
0.5% decrease in expected rate of return on plan assets	$3.6

In addition to pension plans, we maintain OPEB plans which provide health and life insurance benefits for retired employees (described in Note M -- Benefits in the Notes to Consolidated Financial Statements). We account for these plans in accordance with SFAS 106. Our reported costs of providing these post-retirement benefits are dependent upon numerous factors resulting from actual plan experience including employee demographics (age and compensation levels), our contributions to the plans, earnings on plan assets and health care cost trends. Changes made to the provisions of the plans may also impact current and future OPEB costs. OPEB costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the OPEB and post-retirement costs. Our OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased other post-retirement costs in future periods. Similar to accounting for pension plans, our regulators have adopted SFAS 106 for rate making purposes.

The following chart reflects OPEB plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant:

OPEB Plan	Impact on
Actuarial Assumption	Annual Cost

(Millions of Dollars)

0.5% decrease in discount rate	$1.8
0.5% decrease in health care cost trend rate in all future years	($2.3)
0.5% decrease in expected rate of return on plan assets	$0.5

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total operating revenues during 2008 of approximately $3.4 billion included accrued revenues of $233.1 million as of December 31, 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2008	2007	2006

	(Millions of Dollars)

Operating Revenues	$ 3,410.1	$ 3,321.6	$ 3,116.7

Operating Expenses
Fuel and purchased power	1,242.3	992.1	798.0
Cost of gas sold	526.4	441.9	431.6
Other operation and maintenance	1,295.2	1,041.9	1,074.5
Depreciation, decommissioning and amortization	256.0	269.7	270.9
Property and revenue taxes	96.4	91.7	85.8

Total Operating Expenses	3,416.3	2,837.3	2,660.8

Amortization of Gain	488.1	6.5	-

Operating Income	481.9	490.8	455.9

Equity in Earnings of Transmission Affiliate	45.4	37.9	33.9
Other Income and Deductions, net	9.9	41.7	42.9
Interest Expense, net	86.6	93.0	87.0

Income Before Income Taxes	450.6	477.4	445.7

Income Taxes	169.3	188.5	168.9

Net Income	281.3	288.9	276.8

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$ 280.1	$ 287.7	$ 275.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2008	2007

	(Millions of Dollars)
Property, Plant and Equipment
Electric	$ 6,348.3	$ 5,887.9
Gas	830.3	768.8
Steam	83.6	82.3
Common	236.5	252.1
Other	61.6	61.7

	7,560.3	7,052.8
Accumulated depreciation	(2,721.2)	(2,577.4)

	4,839.1	4,475.4
Construction work in progress	188.4	302.1
Leased facilities, net	870.2	547.3

Net Property, Plant and Equipment	5,897.7	5,324.8

Investments
Restricted cash	172.4	323.5
Equity investment in transmission affiliate	243.1	209.9
Other	0.4	0.4

Total Investments	415.9	533.8

Current Assets
Cash and cash equivalents	28.4	22.0
Restricted cash	214.1	408.1
Accounts receivable, net of allowance for
doubtful accounts of $27.2 and $21.9	278.1	264.8
Accrued revenues	233.1	213.4
Materials, supplies and inventories	296.5	285.6
Prepayments	122.3	105.3
Regulatory assets	69.9	153.0
Other	69.1	81.1

Total Current Assets	1,311.5	1,533.3

Deferred Charges and Other Assets
Regulatory assets	992.9	787.3
Other	157.4	133.6

Total Deferred Charges and Other Assets	1,150.3	920.9

Total Assets	$ 8,775.4	$ 8,312.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2008	2007

	(Millions of Dollars)
Capitalization
Common equity	$ 2,582.8	$ 2,656.2
Preferred stock	30.4	30.4
Long-term debt	1,885.3	1,338.1
Capital lease obligations	991.8	646.6

Total Capitalization	5,490.3	4,671.3

Current Liabilities
Long-term debt and capital lease obligations due currently	9.3	5.7
Short-term debt	-	323.3
Subsidiary note payable to Wisconsin Energy	29.6	31.0
Accounts payable	365.4	371.0
Payroll and vacation accrued	65.4	61.0
Accrued taxes	9.6	60.4
Accrued interest	13.3	8.4
Regulatory liabilities	307.7	560.8
Other	124.0	56.6

Total Current Liabilities	924.3	1,478.2

Deferred Credits and Other Liabilities
Regulatory liabilities	786.5	1,011.0
Deferred income taxes - long-term	691.7	468.5
Accumulated deferred investment tax credits	39.1	45.0
Asset retirement obligations	52.3	50.0
Pension and other benefit obligations	614.3	395.4
Other long-term liabilities	176.9	193.4

Total Deferred Credits and Other Liabilities	2,360.8	2,163.3

Commitments and Contingencies (Note Q)

Total Capitalization and Liabilities	$ 8,775.4	$ 8,312.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

2008	2007	2006

(Millions of Dollars)
Operating Activities
Net income	$ 281.3	$ 288.9	$ 276.8
Reconciliation to cash
Depreciation, decommissioning and amortization	263.4	279.3	280.5
Amortization of gain	(488.1)	(6.5)	-
Equity in earnings of transmission affiliate	(45.4)	(37.9)	(33.9)
Distributions from transmission affiliate	34.2	29.2	26.7
Deferred income taxes and investment tax credits, net	264.6	8.9	(59.3)
Contributions to benefit plans	(37.9)	(23.2)	(58.0)
Change in -	Accounts receivable and accrued revenues	(33.0)	8.3	(2.0)
Inventories	(10.9)	2.8	(15.5)
Other current assets	(43.3)	(17.4)	(19.4)
Accounts payable	45.2	19.7	(2.0)
Accrued income taxes, net	(61.5)	(154.7)	49.5
Deferred costs, net	81.5	(56.3)	(29.1)
Other current liabilities	78.7	(19.3)	(15.8)
Other, net	34.1	(108.0)	100.0

Cash Provided by Operating Activities	362.9	213.8	498.5

Investing Activities
Capital expenditures	(523.7)	(481.0)	(398.7)
Investment in transmission affiliate	(22.2)	-	(12.8)
Proceeds from asset sales, net	7.1	938.8	5.6
Proceeds from liquidation of nuclear decommissioning trust	-	552.4	-
Change in restricted cash	345.1	(731.6)	-
Nuclear fuel	-	(23.8)	(47.7)
Proceeds from investments within nuclear decommissioning trust	-	1,528.7	530.7
Other activity within nuclear decommissioning trust	-	(1,528.7)	(530.7)
Other, net	(19.0)	(18.6)	(20.2)

Cash (Used in) Provided by Investing Activities	(212.7)	236.2	(473.8)

Financing Activities
Dividends paid on common stock	(367.0)	(179.6)	(179.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	697.0	23.4	327.9
Retirement and repurchase of long-term debt	(147.0)	(345.4)	(229.4)
Change in total short-term debt	(324.7)	50.1	(48.5)
Capital contribution from parent	-	-	100.0
Other, net	(0.9)	6.5	1.1

Cash Used in Financing Activities	(143.8)	(446.2)	(29.7)

Change in Cash and Cash Equivalents	6.4	3.8	(5.0)

Cash and Cash Equivalents at Beginning of Year	22.0	18.2	23.2

Cash and Cash Equivalents at End of Year	$ 28.4	$ 22.0	$ 18.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2008	2007

		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$ 332.9	$ 332.9
Other paid in capital		688.8	675.3
Retained earnings		1,561.1	1,648.0

Total Common Equity		2,582.8	2,656.2

Preferred Stock
Six Per Cent. Preferred Stock - $100 par value;
authorized 45,000 shares; outstanding - 44,498 shares		4.4	4.4
Serial preferred stock -
$100 par value; authorized 2,286,500 shares; 3.60% Series
	redeemable at $101 per share; outstanding - 260,000 shares	26.0	26.0
$25 par value; authorized 5,000,000 shares; none outstanding		-	-

Total Preferred Stock		30.4	30.4

Long-Term Debt

Debentures (unsecured)	4.50% due 2013	300.0	300.0
	6.00% due 2014	300.0	-
	6.25% due 2015	250.0	-
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.70% due 2036	300.0	300.0
	6-7/8% due 2095	100.0	100.0

Notes (secured, nonrecourse)	2% stated rate due 2011	0.1	0.2
	4.81% effective rate due 2030	2.0	2.0

Notes (unsecured)	1.92% variable rate due 2015 (a)	17.4	17.4
	0.80% variable rate due 2016 (a)	67.0	67.0
	0.80% variable rate due 2030 (a)	80.0	80.0

Obligations under capital leases		1,001.1	652.3
Unamortized discount, net		(16.2)	(13.5)
Long-term debt and capital lease obligations due currently		(9.3)	(5.7)

Total Long-Term Debt		2,877.1	1,984.7

Total Capitalization		$ 5,490.3	$ 4,671.3

(a)	Variable interest rate as of December 31, 2008.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Accumulated
				Other
	Common	Other Paid	Retained	Comprehensive
	Stock	In Capital	Earnings	Income (Loss)	Total

	(Millions of Dollars)

Balance - December 31, 2005	$ 332.9	$ 542.6	$ 1,443.9	$ (8.5)	$ 2,310.9
Net income			276.8		276.8
Other comprehensive income
Minimum pension liability				2.2	2.2

Comprehensive Income	-	-	276.8	2.2	279.0
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Cash contribution from Parent		100.0			100.0
Stock-based compensation		6.8			6.8
Tax benefit of exercised stock
options allocated from Parent		6.4			6.4
Adoption of SFAS 158				6.3	6.3

Balance - December 31, 2006	332.9	655.8	1,539.9	-	2,528.6
Net income			288.9		288.9
Other comprehensive income			-		-

Comprehensive Income	-	-	288.9	-	288.9
Cash dividends
Common stock			(179.6)		(179.6)
Preferred stock			(1.2)		(1.2)
Stock-based compensation		10.8			10.8
Tax benefit of exercised stock
options allocated from Parent		8.7			8.7

Balance - December 31, 2007	332.9	675.3	1,648.0	-	2,656.2
Net income			281.3		281.3
Other comprehensive income			-		-

Comprehensive Income	-	-	281.3	-	281.3
Cash dividends
Common stock			(367.0)		(367.0)
Preferred stock			(1.2)		(1.2)
Stock-based compensation		11.3			11.3
Tax benefit of exercised stock
options allocated from Parent		2.2			2.2

Balance - December 31, 2008	$ 332.9	$ 688.8	$ 1,561.1	$ -	$ 2,582.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Electric Power Company (Wisconsin Electric, the Company, our, us or we), a wholly-owned subsidiary of Wisconsin Energy, is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metro Milwaukee, Wisconsin. We consolidate our wholly-owned subsidiary Bostco, which owns real estate properties that are eligible for historical rehabilitation tax credits. Bostco had total assets of $37.1 million as of December 31, 2008.

All intercompany transactions and balances have been eliminated from the consolidated financial statements.

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

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchase power costs. The electric fuel rules in Wisconsin allow us to request rate increases if fuel and purchased power costs exceed the band established by the PSCW. We are also required to reduce rates if fuel and purchased power costs fall below the band established by the PSCW.

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

Other Income and Deductions, net:   We recorded the following items in other income and deductions, net for the years ended December 31:

Other Income and Deductions, net	2008	2007	2006

	(Millions of Dollars)

Carrying Costs	$0.8	$28.8	$25.0
Gain on Property Sales	2.3	12.9	3.2
AFUDC - Equity	7.5	5.1	14.5
Donations and Contributions	(12.0)	(10.3)	(6.0)
Other, net	11.3	5.2	6.2

Total Other Income and Deductions, net	$9.9	$41.7	$42.9

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

Our utility depreciation rates are certified by the PSCW and MPSC and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 3.6% in 2008 and 3.7% in 2007 and 2006.

For assets other than our regulated assets and leased equipment, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets, or over the non-cancellable lease term for leased equipment.

We collect in our rates amounts representing future removal costs for many assets that do not have an associated ARO. We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $472.5 million as of December 31, 2008 and $454.3 million as of December 31, 2007.

Allowance For Funds Used During Construction:   AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC - Debt) used during plant construction and a return on stockholders' capital (AFUDC - Equity) used for construction purposes. AFUDC - Debt is recorded as a reduction of interest expense and AFUDC - Equity is recorded in Other Income and Deductions, net.

During 2008, we accrued AFUDC at a rate of 9.09% as authorized by the PSCW in our 2008 test year in docket 5-UR-103. Consistent with that order, we accrue AFUDC on 50% of all utility CWIP projects except our Oak Creek AQCS project, which accrues AFUDC on 100% of CWIP. Our rates were set to provide a current return on CWIP that does not accrue AFUDC. During 2007 and 2006, we accrued AFUDC at a rate of 8.94%, as authorized by the PSCW.

We recorded the following AFUDC for the years ended December 31:

	2008	2007	2006

	(Millions of Dollars)

AFUDC - Debt	$3.0	$1.8	$5.1
AFUDC - Equity	$7.5	$5.1	$14.5

Materials, Supplies and Inventories:   Our inventory as of December 31 consists of:

Materials, Supplies and Inventories	2008	2007

	(Millions of Dollars)

Fossil Fuel	$132.2	$125.0
Materials and Supplies	93.1	88.5
Natural Gas in Storage	71.2	72.1

Total	$296.5	$285.6

Substantially all fossil fuel, materials and supplies and natural gas in storage inventories are recorded using the weighted-average method of accounting.

Regulatory Accounting:   We account for our regulated operations in accordance with SFAS 71. This statement sets forth the application of GAAP to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets on the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. We defer all of our regulatory assets pursuant to specific orders or by a generic order issued by our primary regulator, the PSCW. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). We expect to recover our outstanding regulatory assets in rates over a period of no longer than 20 years. Regulatory assets and liabilities that are expected to be amortized within one year are recorded as current on the balance sheet. For further information, see Note C.

Derivative Financial Instruments:   We have derivative physical and financial instruments as defined by SFAS 133 which we report at fair value. For further information, see Note K.

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

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. We do not believe that these restrictions will materially affect our operations. For further information, see Note H.

Asset Retirement Obligations:   Consistent with SFAS 143 and FIN 47, we record a liability for a legal ARO in the period in which it is incurred. When a new legal obligation is recorded, we capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. We accrete the liability to its present value each period and depreciate the capitalized cost over the useful life of the related asset. At the end of the asset's useful life, we settle the obligation for its recorded amount or incur a gain or loss. As it relates to our regulated operations, we apply SFAS 71 and recognize regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs under SFAS 143. For further information, see Note D.

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method. As of December 31, 2008 and 2007, we had a total ownership interest of approximately 23.0% and 23.6%, in ATC. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note P.

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

Investment tax credits related to regulated utility assets are recorded as a deferred credit on the balance sheet and amortized to income over the applicable service lives of related properties in accordance with regulatory treatment. We are included in Wisconsin Energy's consolidated Federal income tax return. Wisconsin Energy allocates Federal tax expense or credits to us based on our separate tax computation. For further information on income taxes, see Note F.

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

Effective January 1, 2006, Wisconsin Energy adopted SFAS 123R, using the modified prospective method. Wisconsin Energy uses a binomial pricing model to estimate the fair value of stock options granted subsequent to that date. Historically, all stock options have been granted with an exercise price equal to the fair market value of the common stock on the date of grant and expire no later than ten years from the grant date. Accordingly, no compensation expense was recognized in connection with option grants. SFAS 123R requires that excess tax benefits be reported as a financing cash inflow. In addition, SFAS 123R requires Wisconsin Energy to report unearned stock-based compensation associated with non-vested restricted stock and performance awards within other paid in capital in its Consolidated Statements of Common Equity. For further discussion of this standard and the impacts to our Consolidated Financial Statements, see Note H.

The fair value of each Wisconsin Energy option was calculated using a binomial option pricing model using the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	2.9% - 3.9%	4.7% - 5.1%	4.3% - 4.4%
Dividend yield	2.1%	2.2%	2.4%
Expected volatility	20.0%	13.0% - 20.0%	17.0% - 20.0%
Expected life (years)	6.7	6.0	6.3
Expected forfeiture rate	2.0%	2.0%	2.0%
Pro forma weighted average fair
value of stock options granted	$9.93	$8.72	$7.55

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:   In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities as well as a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We partially adopted the provisions of SFAS 157 effective January 1, 2008. We fully adopted the provisions of SFAS 157 effective January 1, 2009. The adoption of SFAS 157 did not have a significant financial impact on our consolidated financial statements. See Note L -- Fair Value Measurements for further information on SFAS 157.

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

Disclosures about Derivative Instruments and Hedging Activities:   In March 2008, the FASB issued SFAS 161. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 161 effective January 1, 2009. The adoption of SFAS 161 did not have any financial impact on our consolidated financial statements.

Disclosures by Public Entities about Interests in Variable Interest Entities:   In December 2008, the FASB issued FSP FIN 46(R)-8. FSP FIN 46(R)-8 amends FIN 46 to require public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures regarding their involvement with variable interest entities. FSP FIN 46(R)-8 is effective for the first operating period (interim or annual) ending after December 15, 2008. We adopted the provisions of FSP FIN 46(R)-8 effective December 31, 2008. The adoption of FSP FIN 46(R)-8 did not have any financial impact on our consolidated financial statements. See Note E -- Variable Interest Entities for further information on FSP FIN 46(R)-8.

C -- REGULATORY ASSETS AND LIABILITIES

We account for our regulated operations in accordance with SFAS 71.

Our primary regulator, the PSCW, considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed, or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon orders or correspondence with our primary regulator. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2008 and 2007, we had approximately $20.0 million and $32.2 million, respectively, of net regulatory assets that were not earning a return.

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

Our regulatory assets and liabilities as of December 31 consist of:

	2008	2007

	(Millions of Dollars)
Regulatory Assets
Deferred unrecognized pension costs	$392.0	$189.9
Escrowed electric transmission costs	199.0	240.9
Deferred plant related -- capital leases	130.9	104.1
Deferred income tax related	70.1	87.8
Deferred SFAS 133 amounts	57.0	12.6
Deferred fuel related costs	47.1	86.7
Other, net	166.7	218.3

Total regulatory assets	$1,062.8	$940.3

Regulatory Liabilities
Deferred cost of removal obligations	$472.5	$454.3
Deferred Point Beach related	431.5	906.8
Deferred income tax related	83.8	111.9
Other, net	106.4	98.8

Total regulatory liabilities	$1,094.2	$1,571.8

We have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of the pension and OPEB plans qualify as a regulatory asset.

We record deferred regulatory assets and liabilities representing the future expected impact of deferred taxes on utility revenues (see Note A).

Consistent with a generic order from, and past rate-making practices of, the PSCW, we defer as a regulatory asset costs associated with the remediation of former manufactured gas plant sites. As of December 31, 2008, we have recorded $28.0 million of environmental costs associated with manufactured gas plant sites as a regulatory asset, including $15.2 million of deferrals for actual remediation costs incurred and a $12.8 million accrual for estimated future site remediation (see Note Q). In addition, we have deferred $6.9 million of insurance recoveries associated with the environmental costs as regulatory liabilities. We amortize the deferred costs actually incurred and insurance recoveries over five years in accordance with rate-making treatment.

As of December 31, 2008, we have $7.4 million of escrowed bad debt costs. The PSCW authorized escrow accounting for residential bad debt costs whereby we defer actual bad debt write-offs that exceed amounts allowed in rates.

D -- ASSET RETIREMENT OBLIGATIONS

The following table presents the change in our AROs during 2008:

	Balance at 12/31/07	Liabilities Incurred	Liabilities Settled	Accretion	Cash Flow Revisions	Balance at 12/31/08

(Millions of Dollars)
AROs	$50.0	$ -	($0.5)	$2.8	$ -	$52.3

Our AROs were significantly reduced during 2007 due to the sale of Point Beach. Upon closing of the sale, the buyer assumed the liability to decommission the plant, including the ARO, spent fuel and the obligation to return the site to greenfield status.

E -- VARIABLE INTEREST ENTITIES

Under FIN 46 and FIN 46R, the primary beneficiary of a variable interest entity must consolidate the related assets and liabilities. In December 2008, the FASB issued FSP FIN 46(R)-8 requiring additional disclosures by sponsors, significant interest holders in variable interest entities and potential variable interest entities.

We assess our relationships to potential variable interest entities, such as our coal suppliers, natural gas suppliers, coal and gas transporters, and other counterparties in power purchase agreements and joint ventures as prescribed by FIN 46R. We consider the potential that our contracts or other arrangements provide subordinated financial support, the potential for us to absorb losses or rights to residual returns of the entity, the ability to directly or indirectly make decisions about the entities' activities and other factors.

We have identified two tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of these two variable interest entities as defined by FIN 46. The requested information required to make this determination has not been supplied. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and for the other contract as an operating lease. A similar power purchase agreement expired during the second quarter of 2008. We continue to evaluate our tolling and purchased power agreements with third parties on a quarterly basis. We have approximately $471.5 million of required payments over the remaining terms of these two agreements, which expire over the next 14 years. We believe the required payments or any replacement power purchased will continue to be recoverable in rates. Total capacity and minimum lease payments under these contracts in 2008, 2007 and 2006 were $66.4 million, $70.4 million and $68.9 million, respectively.

F -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2008	2007	2006

	(Millions of Dollars)

Current tax (benefit) expense	($95.3)	$284.2	$228.2
Deferred income taxes, net	270.5	(91.9)	(55.4)
Investment tax credit, net	(5.9)	(3.8)	(3.9)

Total Income Tax Expense	$169.3	$188.5	$168.9

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2008		2007		2006

Income Tax Expense	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate

	(Millions of Dollars)

Expected tax at
statutory federal tax rates	$157.3	35.0%	$166.7	35.0%	$155.6	35.0%
State income taxes
net of federal tax benefit	23.5	5.2%	24.5	5.1%	22.6	5.1%
Domestic production activities
deduction	(7.9)	(1.8%)	-	- %	-	- %
Investment tax credit restored	(5.9)	(1.3%)	(3.8)	(0.8%)	(3.9)	(0.9%)
Other, net	2.3	0.5%	1.1	0.2%	(5.4)	(1.2%)

Total Income Tax Expense	$169.3	37.6%	$188.5	39.5%	$168.9	38.0%

The components of SFAS 109 deferred income taxes classified as net current liabilities and net long-term liabilities at December 31 are as follows:

	2008	2007

	(Millions of Dollars)
Deferred Tax Assets

Current
Deferred gain	$37.0	$98.0
Employee benefits and compensation	11.0	10.3
Recoverable gas costs	0.2	-
Other	5.5	0.6

Total Current Deferred Tax Assets	$53.7	$108.9

Non-current
Deferred revenues	$204.5	$122.0
Construction advances	105.7	97.3
Employee benefits and compensation	80.8	116.2
Deferred gain	27.2	77.5
Emission allowances	13.0	20.3
Other	(9.6)	10.3

Total Non-current Deferred Tax Assets	$421.6	$443.6

Total Deferred Tax Assets	$475.3	$552.5

Deferred Tax Liabilities

Current
Prepaid items	$42.8	$38.7
Uncollectible account expense	-	11.8

Total Current Deferred Tax Liabilities	$42.8	$50.5

Non-current
Property-related	$870.7	$720.2
Employee benefits and compensation	80.4	-
Deferred transmission costs	76.4	95.9
Investment in transmission affiliate	52.2	45.0
Other	33.6	51.0

Total Non-current Deferred Tax Liabilities	$1,113.3	$912.1

Total Deferred Tax Liabilities	$1,156.1	$962.6

Consolidated Balance Sheet Presentation	2008	2007

Current Deferred Tax Asset	$10.9	$58.4
Non-current Deferred Tax Liability	($691.7)	($468.5)

Consistent with ratemaking treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

We adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

	(Millions of Dollars)

Balance as of January 1	$12.1	$12.4
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	5.4	-
Reductions for tax positions of prior years	(0.3)	(0.3)
Reductions due to statute of limitations	-	-
Settlements during the period	-	-

Balance as of December 31	$17.2	$12.1

The amount of unrecognized tax benefits as of December 31, 2008 and 2007 excludes FIN 48 related deferred tax assets of $9.1 million and $4.0 million, respectively. As of December 31, 2008 and 2007, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was approximately $8.1 million.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2008 and 2007, we recognized approximately $1.7 million and $1.1 million, respectively, of accrued interest in the Consolidated Income Statements. For the years ended December 31, 2008 and 2007, we recognized no penalties in the Consolidated Income Statements. We had approximately $3.6 million and $2.0 million of interest accrued in the Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next twelve months.

Our primary tax jurisdictions include Federal and the state of Wisconsin. Currently, the tax years of 2004 through 2008 are subject to Federal and Wisconsin examination.

G -- NUCLEAR OPERATIONS

Point Beach:   Prior to September 28, 2007, we owned two 518 MW electric generating units (Unit 1 and Unit 2) at Point Beach in Two Rivers, Wisconsin. During 2007 and 2006, Point Beach provided approximately 17.5% and 25.7%, respectively, of our net electric energy supply.

On September 28, 2007, we sold Point Beach to an affiliate of FPL for approximately $924 million. Pursuant to the terms of the sale agreement, the buyer purchased Point Beach, its nuclear fuel and associated inventories, and assumed the obligation to decommission the plant. We retained approximately $506 million of the sales proceeds, which represents the net book value of the assets sold and certain transaction costs. In addition, we have deferred the net gain on the sale of approximately $418 million as a regulatory liability and have deposited those proceeds into a restricted cash account.

In connection with the sale, we also transferred $390 million of decommissioning funds to the buyer. We then liquidated the balance of the decommissioning trust assets and retained approximately $552 million of that cash. This cash was also placed into the restricted cash account. We are using the cash in the restricted cash account, and the interest earned on the balance, for the benefit of our customers and to pay certain taxes. Our regulators are directing the manner in which these proceeds will benefit customers. As of December 31, 2008, we have recorded a regulatory liability of approximately $431.5 million that represents deferred gains that will be used for the benefit of our customers.

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

Nuclear Decommissioning:   We recorded decommissioning expense in amounts equal to the amounts collected in rates and funded to the external trusts. Nuclear decommissioning costs were accrued over the expected service lives of the nuclear generating units and were included in electric rates. The decommissioning funding was $11.2 million through September 2007 and $17.6 million for the year ended 2006. We liquidated our decommissioning trust assets as part of the sale of Point Beach. We had no investments in our Nuclear Decommissioning Trusts as of December 31, 2008 and 2007.

Our investments in the trusts were recorded at fair value and we were allowed regulatory treatment for the fair value adjustment. Realized gains and losses for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

	(Millions of Dollars)

Realized Gains	$ -	$320.6
Realized (Losses)	-	(8.3)

Net Realized Gain	$ -	$312.3

Total gains and total losses by security type for the years ended December 31, 2008 and 2007 were as follows:

2008	Total Gains	Total (Losses)	Net Gain (Loss)

Debt	$ -	$ -	$ -
Equity	-	-	-

Total	$ -	$ -	$ -

2007	Total Gains	Total (Losses)	Net Gain (Loss)

Debt	$2.2	($3.0)	($0.8)
Equity	318.4	(5.3)	313.1

Total	$320.6	($8.3)	$312.3

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

H -- COMMON EQUITY

Share-Based Compensation Plans:   Employees of Wisconsin Electric participate in a plan approved by Wisconsin Energy stockholders that provides a long-term incentive through equity interests in Wisconsin Energy to outside directors, selected officers and key employees of Wisconsin Energy and its subsidiaries. The plan provides for the granting of Wisconsin Energy stock options, stock appreciation rights, restricted stock awards and performance shares. Awards may be paid in Wisconsin Energy common stock, cash or a combination thereof. Effective January 1, 2006, Wisconsin Energy adopted SFAS 123R using the modified prospective method. We utilize the straight-line attribution method for recognizing share-based compensation expense under SFAS 123R. Accordingly, for employee awards classified as equity, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding Wisconsin Energy stock options during the period.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees and directors during the years ended December 31:

	2008	2007	2006

	(Millions of Dollars)

Stock options	$11.3	$10.8	$6.9
Performance units	8.7	5.0	6.1
Restricted stock	0.3	0.5	0.4

Share-based compensation expense	$20.3	$16.3	$13.4

Related Tax Benefit	$8.1	$6.6	$5.4

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

The following is a summary of Wisconsin Energy stock options issued to and held by our employees through December 31, 2008:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of January 1, 2008	6,512,147	$35.31
Granted	1,266,645	$48.04
Exercised	(352,810)	$26.35
Forfeited	(2,045)	$48.04

Outstanding as of December 31, 2008	7,423,937	$37.91	6.4	$45.1

Exercisable as of December 31, 2008	4,084,268	$31.83	5.0	$42.6

We expect that substantially all of the outstanding options as of December 31, 2008 will be exercised.

In January 2009, the Compensation Committee awarded 1,129,315 Wisconsin Energy non-qualified stock options at an exercise price of $42.22 to our officers and key executives under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of Wisconsin Energy options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.9 million, $22.7 million and $16.0 million, respectively. Cash received by Wisconsin Energy from exercises of their options by our employees was $8.0 million, $27.5 million and $21.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $2.3 million, $8.9 million and $6.4 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)

$12.79 to $31.07	1,442,787	$25.85	3.7	1,442,787	$25.85	3.7
$33.44 to $39.48	3,454,150	$35.65	6.0	2,445,841	$34.08	5.5
$42.56 to $48.04	2,527,000	$47.87	8.5	195,640	$47.80	8.1

	7,423,937	$37.91	6.4	4,084,268	$31.83	5.0

The following table summarizes information about our non-vested Wisconsin Energy options held by our employees through December 31, 2008:

	Number	Weighted-
	of	Average
Non-Vested Stock Options	Options	Fair Value

Non-vested as of January 1, 2008	3,160,586	$8.21
Granted	1,266,645	$9.93
Vested	(1,085,517)	$8.36
Forfeited	(2,045)	$9.93

Non-Vested as of December 31, 2008	3,339,669	$8.81

As of December 31, 2008, total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $9.0 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved grants of Wisconsin Energy restricted stock to certain of our key employees. The following restricted stock activity related to our employees occurred during 2008:

		Weighted-
	Number	Average
	of	Market
Restricted Shares	Shares	Price

Outstanding as of January 1, 2008	92,177
Granted	-	-
Released / Forfeited	(24,849)	$26.52

Outstanding as of December 31, 2008	67,328

Recipients of the Wisconsin Energy restricted shares, who have the right to vote the shares and to receive dividends, are not required to provide consideration to us other than rendering service. Forfeiture provisions on restricted stock generally expire 10 years after the award date subject to an accelerated expiration schedule for some of the shares based on the achievement of certain financial performance goals.

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals. The intrinsic value of Wisconsin Energy restricted stock vesting was $1.1 million, $1.8 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $0.3 million, $0.7 million and $0.3 million, respectively.

As of December 31, 2008, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $0.8 million, which is expected to be recognized over the next 48 months on a weighted-average basis.

Performance Units:   In January 2009, 2008 and 2007, the Compensation Committee granted 309,310, 124,175 and 124,655 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance award. All grants are settled in cash. We are accruing our share of compensation costs over the three year period based on our estimate of the final expected value of the award. In July 2006, the Compensation Committee amended the terms of performance shares granted in 2004 to allow the recipients to receive cash or Wisconsin Energy common stock upon settlement. Performance units earned as of December 31, 2008, 2007 and 2006 had a total intrinsic value of $7.9 million, $4.7 million and $6.5 million, respectively. The awards were subsequently distributed to our officers and key employees in January 2009, 2008 and 2007. The actual tax benefit realized for the tax deductions from the distribution of performance units was approximately $2.9 million, $1.6 million and $1.9 million, respectively. As of December 31, 2008, total compensation cost related to performance units not yet recognized was approximately $5.8 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

Equity Contribution:   Our capitalization reflects the impact of a $100 million equity contribution from Wisconsin Energy in 2006.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy.

The January 2008 rate order requires us to maintain a capital structure as set forth by the PSCW. This capital structure differs from GAAP as it reflects regulatory adjustments. We are required to maintain a common equity ratio range of between 48.5% and 53.5%. We must obtain PSCW approval to pay dividends above the test year levels that would cause us to fall below the authorized level of common equity.

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

See Note J for a discussion of certain financial covenants related to our bank back-up credit facility.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

I -- LONG-TERM DEBT

Debentures and Notes:   As of December 31, 2008, the maturities and sinking fund requirements of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2009	$ -
2010	0.1
2011	-
2012	-
2013	300.0
Thereafter	1,601.4

Total	$1,901.5

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

During 2008, we issued $550 million of debentures under an existing $800 million shelf registration statement filed with the SEC in August 2007. The net proceeds were used to repay short-term debt and for other general corporate purposes, including the payment of a $150 million special dividend to Wisconsin Energy.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. The bonds previously bore interest at an "auction rate". In March 2008, because of substantial disruptions in the auction rate bond market, we purchased (in lieu of redemption) these bonds at a purchase price of par plus accrued interest to the date of purchase. In August 2008, we converted the interest rate determination method for the bonds to a weekly rate and they were remarketed to third parties. Letters of credit from Wells Fargo Bank, National Association now provide credit and liquidity support for the remarketed bonds. Prior to the remarketing, we held the bonds and they remained outstanding; however, because they were held by us, they were not reflected in our consolidated long-term debt.

During 2007, we retired $250 million of notes due December 1, 2007 through the issuance of short-term debt.

In November 2006, we issued $300 million of notes due December 1, 2036 under an existing $665 million shelf registration statement filed with the SEC.

Obligations Under Capital Leases:   In 1997, we entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 MW of firm capacity from a gas-fired cogeneration facility, includes no minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years or purchase the generating facility at fair value or allow the contract to expire. We account for this contract as a capital lease and recorded the leased facility and corresponding obligation under the capital lease at the estimated fair value of the plant's electric generating facilities. We are amortizing the leased facility on a straight-line basis over the original 25-year term of the contract.

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as purchased power expense on the Consolidated Income Statements. We paid a total of $28.1 million, $27.1 million and $26.1 million in minimum lease payments during 2008, 2007 and 2006, respectively. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our Consolidated Balance Sheets (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $78.5 million during 2009, at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $154.1 million at December 31, 2008 and will decrease to zero over the remaining life of the contract.

In July 2005, the first 545 MW natural gas-fired generation unit, PWGS 1, was placed in service at the PWGS. We are leasing this unit from We Power under a PSCW approved lease. Pursuant to SFAS 13, Accounting for Leases, we are accounting for this lease as a capital lease and recorded the leased plant and corresponding obligation under the capital lease at the estimated fair value of $337.9 million. We are amortizing the leased plant on a straight-line basis over the original 25-year term of the lease.

This lease is treated as an operating lease for rate-making purposes. We record the lease payments as rent expense in other operation and maintenance in the Consolidated Income Statement. The lease payments are expected to be recovered through our rates. The recoverability of the lease payments is supported by the 2001 lease generation law. We paid a total of $48.3 million, $48.1 million and $47.8 million in minimum lease payments during 2008, 2007 and 2006, respectively. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $126.8 million in the year 2021 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $331.1 million at December 31, 2008 and will decrease to zero over the remaining life of the contract.

In November 2007, we began utilizing the new coal handling system constructed as part of We Power's new Oak Creek expansion to support the existing units located on the Oak Creek site. We are leasing this unit from We Power under a PSCW approved lease. Pursuant to SFAS 13, Accounting for Leases, we are accounting for this lease as a capital lease and recorded the leased plant and corresponding obligation under the capital lease at the estimated fair value of $185.7 million. We are amortizing the leased plant on a straight-line basis over the 32-year term of the lease.

This lease is treated as an operating lease for rate-making purposes. We record the lease payments as rent expense in other operation and maintenance in the Consolidated Income Statement. The lease payments are expected to be recovered through our rates. The recoverability of the lease payments is supported by the 2001 lease generation law. We paid a total of $24.2 million and $3.8 million in lease payments during 2008 and 2007, respectively. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $100.7 million in the year 2029 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $185.7 million at December 31, 2008 and will decrease to zero over the remaining life of the contract.

In May 2008, the second 545 MW natural gas-fired generation unit, PWGS 2, was placed in service at the PWGS. We are leasing this unit from We Power under a PSCW approved lease. Pursuant to SFAS 13, Accounting for Leases, we are accounting for this lease as a capital lease and recorded the leased plant and corresponding obligation under the capital lease at the estimated fair value of $331.1 million. We are amortizing the leased plant on a straight-line basis over the original 25-year term of the lease.

This lease is treated as an operating lease for rate-making purposes. We record the lease payments as rent expense in other operation and maintenance in the Consolidated Income Statement. The lease payments are expected to be recovered through our rates. The recoverability of the lease payments is supported by the 2001 lease generation law. We paid a total of $29.7 million in minimum lease payments during 2008. We are recording a deferred regulatory asset for the difference between the lease payments and the sum of imputed interest cost and amortization costs calculated under capital lease accounting (see Regulatory Assets - Deferred plant related - capital leases in Note C). Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $127.1 million in the year 2024 at which time the regulatory asset will be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $330.2 million at December 31, 2008 and will decrease to zero over the remaining life of the contract.

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

Following is a summary of our capitalized leased facilities as of December 31:

Capital Lease Assets	2008	2007

	(Millions of Dollars)
Leased Facilities
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(64.1)	(58.4)

Total Leased Facilities	$76.2	$81.9

PWGS 1
Under capital lease	$337.9	$337.2
Accumulated amortization	(46.6)	(33.1)

Total PWGS 1	$291.3	$304.1

OC Coal Handling System
Under capital lease	$185.7	$162.1
Accumulated amortization	(6.0)	(0.8)

Total Coal Handling System	$179.7	$161.3

PWGS 2
Under capital lease	$331.1	$ -
Accumulated amortization	(8.1)	-

Total PWGS 2	$323.0	$ -

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2008 are as follows:

	Power		OC Coal
	Purchase		Handling
Capital Lease Obligations	Commitment	PWGS 1	System	PWGS 2	Total

	(Millions of Dollars)

2009	$34.9	$48.3	$26.9	$48.8	$158.9
2010	36.2	48.3	26.5	48.8	159.8
2011	37.5	48.3	26.5	48.8	161.1
2012	38.9	48.3	26.5	48.8	162.5
2013	40.4	48.3	26.5	48.8	164.0
Thereafter	215.9	801.8	837.7	947.4	2,802.8

Total Minimum Lease Payments	403.8	1,043.3	970.6	1,191.4	3,609.1
Less: Estimated Executory Costs	(92.9)	-	-	-	(92.9)

Net Minimum Lease Payments	310.9	1,043.3	970.6	1,191.4	3,516.2
Less: Interest	(156.8)	(712.2)	(784.9)	(861.2)	(2,515.1)

Present Value of Net
Minimum Lease Payments	154.1	331.1	185.7	330.2	1,001.1
Less: Due Currently	(5.1)	(2.6)	-	(1.6)	(9.3)

	$149.0	$328.5	$185.7	$328.6	$991.8

J -- SHORT-TERM DEBT

Our commercial paper balance and the corresponding weighted-average interest rate as of December 31 are shown in the following table:

	2008		2007

Short-Term Debt	Balance	Interest Rate	Balance	Interest Rate

	(Millions of Dollars, except for percentages)

Commercial Paper	$ -	- %	$323.3	4.77%

The following information relates to commercial paper outstanding for the years ended December 31:

	2008	2007

	(Millions of Dollars, except for percentages)

Maximum Commercial Paper Outstanding	$452.5	$324.0
Average Commercial Paper Outstanding	$283.3	$173.7
Weighted-Average Interest Rate	2.71%	5.28%

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 65%.

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, committed approximately $23.6 million under our bank back-up credit facility. Excluding Lehman's commitment, as of December 31, 2008, we had approximately $472.3 million of available, undrawn lines under our bank back-up credit facility. Our bank back-up credit facility expires in March 2011, but may be renewed for two one-year extensions, subject to lender approval. As of December 31, 2008, we did not have any commercial paper outstanding and our subsidiary had a $29.6 million note payable to Wisconsin Energy with a weighted average interest rate of 5.99%.

Our bank back-up credit facility contains customary covenants, including certain limitations on our ability to sell assets. The credit facility also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control.

As of December 31, 2008, we were in compliance with all covenants.

K -- DERIVATIVE INSTRUMENTS

We follow SFAS 133, as amended by SFAS 149, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives under SFAS 133, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of December 31, 2008, we recognized $57.0 million in regulatory assets and $11.8 million in regulatory liabilities related to derivatives in comparison to $12.6 million in regulatory assets and $14.5 million in regulatory liabilities as of December 31, 2007.

L -- FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 -- Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments in this category consist of financial instruments such as exchange-traded derivatives, cash equivalents and restricted cash investments.

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

The following table summarizes our financial assets and liabilities by level within the fair value hierarchy as of December 31, 2008:

Recurring Fair Value Measures
	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Cash Equivalents	$8.0	$ -	$ -	$8.0
Restricted Cash	386.5	-	-	386.5
Derivatives	-	4.1	8.8	12.9

Total	$394.5	$4.1	$8.8	$407.4

Liabilities:
Derivatives	$34.0	$15.3	$ -	$49.3

Total	$34.0	$15.3	$ -	$49.3

Cash Equivalents consist of certificates of deposit and money market funds. Restricted Cash consists of certificates of deposit and government backed interest bearing securities and represents the remaining funds to be distributed to customers resulting from the net proceeds received from the sale of Point Beach. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

Fair Value of Derivatives	2008

(Millions of Dollars)

Balance as of January 1	$13.0
Realized and unrealized gains (losses)	-
Purchases, issuances and settlements	(4.2)
Transfers in and/or out of Level 3	-

Balance as of December 31	$8.8

Change in unrealized gains (losses) relating to instruments still held as of December 31	$ -

Derivative instruments reflected in Level 3 of the hierarchy include FTRs allocated by MISO that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet in accordance with SFAS 71. See Note K -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2008		2007

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$19.0	$30.4	$22.3
Long-term debt including
current portion	$1,901.5	$1,896.3	$1,351.6	$1,316.5

The carrying value of net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt, but excluding capitalized leases, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows.

M -- BENEFITS

Pensions and Other Post-retirement Benefits:   We participate in Wisconsin Energy's defined benefit pension plans that cover substantially all of our employees. The plans provide defined benefits based upon years of service and final average salary.

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

The assets, obligations and the components of our pension costs are allocated by Wisconsin Energy's actuary to each of the participating companies as if each participating company had its own plan. The disclosures below are based on an allocation to us of the amounts for Wisconsin Energy's pension plans.

Wisconsin Energy follows SFAS 158 and uses a year-end measurement date to measure the funded status of all of the pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of the pension and OPEB plans qualify as a regulatory asset.

The following table presents details about the pension and OPEB plans:

	Pension		OPEB

Status of Benefit Plans	2008	2007	2008	2007

	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$988.0	$1,071.8	$262.3	$261.2
Service cost	17.0	26.6	9.8	10.5
Interest cost	60.4	60.9	15.9	15.2
Plan amendments	5.1	(4.0)	-	-
Actuarial gain	(28.4)	(32.4)	(27.2)	(10.3)
Divestitures	-	(38.9)	-	(8.0)
Benefits paid	(75.1)	(96.0)	(7.3)	(7.8)
Federal subsidy on benefits paid	N/A	N/A	1.1	1.5

Benefit Obligation at December 31	$967.0	$988.0	$254.6	$262.3

Change in Plan Assets
Fair Value at January 1	$719.4	$777.2	$126.9	$119.7
Actual (loss) earnings on plan assets	(177.2)	46.4	(33.6)	3.5
Employer contributions	43.6	24.6	11.0	11.5
Divestitures	-	(32.8)	-	-
Benefits paid	(75.1)	(96.0)	(7.3)	(7.8)

Fair Value at December 31	$510.7	$719.4	$97.0	$126.9

Net Liability	($456.3)	($268.6)	($157.6)	($135.4)

The accumulated benefit obligation for all the defined benefit plans was $947.6 million and $976.4 million as of December 31, 2008 and 2007, respectively.

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as a regulatory asset on our balance sheet:

	Pension		OPEB

	2008	2007	2008	2007

	(Millions of Dollars)

Net actuarial loss	$367.3	$167.9	$78.6	$65.8
Prior service costs (credits)	19.8	17.1	(22.6)	(35.1)
Transition obligation	-	-	1.3	1.6

Total	$387.1	$185.0	$57.3	$32.3

The following table shows the estimated amounts that will be amortized as a component of net periodic benefit costs during 2009:

	Pension	OPEB

	(Millions of Dollars)

Net actuarial loss	$12.3	$5.5
Prior service costs (credits)	2.1	(12.6)
Transition obligation	-	0.3

Total	$14.4	($6.8)

Information for the pension plan, which has an accumulated benefit obligation in excess of the fair value of assets as of December 31 is as follows:

	2008	2007

	(Millions of Dollars)

Projected benefit obligation	$967.0	$988.0
Accumulated benefit obligation	$947.6	$976.4
Fair value of plan assets	$510.7	$719.4

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB

Benefit Plan Cost Components	2008	2007	2006	2008	2007	2006

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$17.1	$26.6	$30.6	$9.8	$10.6	$11.8
Interest cost	60.4	60.9	59.6	15.9	15.2	14.1
Expected return on plan assets	(60.7)	(61.0)	(59.8)	(10.9)	(9.5)	(8.7)
Amortization of:
Transition obligation	-	-	-	0.3	0.3	0.3
Prior service cost (credit)	2.4	5.4	5.4	(12.6)	(12.5)	(13.3)
Actuarial loss	10.1	13.1	20.2	4.6	5.4	7.0

Net Periodic Benefit Cost	$29.3	$45.0	$56.0	$7.1	$9.5	$11.2

In connection with the sale of Point Beach in September 2007, we incurred a $3.7 million net settlement/curtailment credit related to our benefit plans. We have deferred this net gain as a regulatory liability.

	Pension			OPEB

	2008	2007	2006	2008	2007	2006

	(Millions of Dollars)
Weighted-Average assumptions used to
determine benefit obligations at Dec 31

Discount rate	6.50%	6.05%	5.75%	6.50%	6.10%	5.75%
Rate of compensation increase	4.0	4.5 to 5.0	4.5 to 5.0	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec 31

Discount rate	6.05%	5.75%	5.50%	6.10%	5.75%	5.50%
Expected return on plan assets	8.5	8.5	8.5	8.5	8.5	8.5
Rate of compensation increase	4.5 to 5.0	4.5 to 5.0	4.5 to 5.0	N/A	N/A	N/A

Assumed health care cost trend rates at Dec. 31

Health care cost trend rate assumed for next year (Pre 65 / Post 65)	7.5/9	8/11	9/11
Rate that the cost trend rate gradually adjusts to	5	5	5
Year that the rate reaches the rate it is assumed to remain at	2014	2014	2011

The expected long-term rate of return on plan assets was 8.5% in 2008, 2007 and 2006. This return expectation on plan assets was determined by reviewing actual pension historical returns as well as calculating expected total trust returns using the weighted average of long-term market returns for each of the asset categories utilized in the pension fund.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$21.8	($18.4)
Total of service and interest cost components	$3.1	($2.6)

We use various Employees' Benefit Trusts to fund a major portion of OPEB. The majority of the trusts' assets are mutual funds or commingled indexed funds.

Plan Assets:   In our opinion, current pension trust assets and amounts which are expected to be contributed to the trusts in the future will be adequate to meet pension payment obligations to current and future retirees. The pension plans asset allocation as of December 31, 2008 and 2007, and the target allocation for 2009, by asset category, are as follows:

	Target Allocation	Actual Allocation

Asset Category	2009	2008	2007

Equity Securities	65%	54%	63%
Debt Securities	35%	46%	37%

Total	100%	100%	100%

The OPEB plans asset allocation as of December 31, 2008 and 2007, and the target allocation for 2009, by asset category, are as follows:

	Target Allocation	Actual Allocation

Asset Category	2009	2008	2007

Equity Securities	61%	56%	61%
Debt Securities	39%	43%	38%
Other	- %	1%	1%

Total	100%	100%	100%

Wisconsin Energy's common stock is not included in equity securities.

The target asset allocations were established by an Investment Trust Policy Committee, which oversees investment matters related to all of the funded benefit plans. The asset allocations are monitored by the Investment Trust Policy Committee.

Cash Flows:

Employer Contributions	Pension	OPEB

	(Millions of Dollars)

2006	$58.2	$12.5
2007	$24.6	$11.5
2008	$43.6	$11.0

In January 2009, we contributed approximately $265 million to the qualified pension plan and approximately $19 million to the OPEB plan. We contributed $37.9 million, $19.1 million and $54.0 million to Wisconsin Energy's qualified pension plan during 2008, 2007 and 2006, respectively.

The entire contribution to the OPEB plans during 2008 was discretionary as the plans are not subject to any minimum regulatory funding requirements.

The following table identifies our expected benefit payments over the next 10 years:

			Expected
			Medicare
			Part D
Year	Pension	Gross OPEB	Subsidy

	(Millions of Dollars)

2009	$64.2	$14.4	($0.8)
2010	$76.8	$15.4	($0.7)
2011	$89.0	$16.3	($0.5)
2012	$97.4	$16.0	-
2013	$93.9	$17.2	-
2014-2018	$468.3	$95.5	-

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $13.3 million, $9.9 million and $9.3 million during 2008, 2007 and 2006, respectively.

N -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of December 31, 2008, we had the following guarantees:

	Maximum Potential		Liability
	Future Payments	Outstanding	Recorded

	(Millions of Dollars)

Guarantees	$2.9	$0.1	$ -

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

Postemployment benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability, excluding severance benefits, for such benefits was $13.0 million as of December 31, 2008.

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

Summarized financial information concerning our reportable operating segments for each of the years ended December 31, 2008, 2007 and 2006, is shown in the following table:

	Reporting Operating Segments

Year Ended	Electric	Gas	Steam	Other (a)	Total

	(Millions of Dollars)
December 31, 2008

Operating Revenues (b)	$2,660.6	$709.2	$40.3	$ -	$3,410.1
Depreciation, Decommissioning
and Amortization	$219.8	$32.5	$3.7	$ -	$256.0
Operating Income (c)	$413.2	$61.6	$7.1	$ -	$481.9
Equity in Earnings
of Transmission Affiliate	$45.4	$ -	$ -	$ -	$45.4
Capital Expenditures	$459.0	$59.1	$5.6	$ -	$523.7
Total Assets (d)	$7,810.5	$779.8	$67.7	$117.4	$8,775.4

December 31, 2007

Operating Revenues (b)	$2,674.6	$611.9	$35.1	$ -	$3,321.6
Depreciation, Decommissioning
and Amortization	$234.9	$31.1	$3.7	$ -	$269.7
Operating Income (c)	$423.7	$61.2	$5.9	$ -	$490.8
Equity in Earnings
of Transmission Affiliate	$37.9	$ -	$ -	$ -	$37.9
Capital Expenditures	$440.8	$38.2	$2.0	$ -	$481.0
Total Assets (d)	$7,469.2	$669.2	$58.7	$115.7	$8,312.8

December 31, 2006

Operating Revenues (b)	$2,499.5	$590.0	$27.2	$ -	$3,116.7
Depreciation, Decommissioning
and Amortization	$234.8	$32.4	$3.7	$ -	$270.9
Operating Income (c)	$407.2	$47.7	$1.0	$ -	$455.9
Equity in Earnings
of Transmission Affiliate	$33.9	$ -	$ -	$ -	$33.9
Capital Expenditures	$362.4	$33.6	$2.6	$0.1	$398.7
Total Assets (d)	$7,416.6	$666.2	$59.2	$115.8	$8,257.8

(a)	Other includes primarily non-utility property and investments, materials and supplies, deferred charges and other corporate items.

(b)	We account for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues were not material.

(c)	We evaluate operating income to manage our utility business. Equity in Earnings of Transmission Affiliate, Interest Expense and Income Taxes are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam utility operations to determine segment assets.

P -- RELATED PARTIES

We provide to and receive from certain of our Wisconsin Energy affiliates managerial, financial, accounting, legal, data processing and other services in accordance with service agreements approved by the PSCW. In addition, we make lease payments to We Power for PWGS 1, PWGS 2, the Oak Creek coal handling system and the other generating facilities being constructed under Wisconsin Energy's PTF strategy, and we sell electric energy to an affiliated utility, Edison Sault. We also receive and/or provide certain services to other associated companies in which we have, or Wisconsin Energy has, an equity investment.

American Transmission Company LLC:   As of December 31, 2008, we have a 23.0% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which are reimbursed to us by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while projects are under construction, including generating units being constructed as part of Wisconsin Energy's PTF strategy. ATC will reimburse us for these costs when new generation is placed into service. As of December 31, 2008 and 2007, we had a receivable of $32.6 million and $35.8 million, respectively, for these items.

Summary financial information as of December 31 from the financial statements of ATC is as follows:

	2008	2007	2006

	(Millions of Dollars)

Operating Revenues	$466.6	$408.0	$340.7
Operating Income	$257.6	$209.8	$161.3
Net Income	$188.0	$154.1	$121.9

Current Assets	$50.8	$48.3
Non-Current Assets	$2,480.0	$2,189.0
Current Liabilities	$252.0	$317.1
Non-Current Liabilities	$1,229.6	$1,007.6

Nuclear Management Company:   Prior to the Point Beach sale, our former affiliate, WEC Nuclear Corporation, had a partial ownership in NMC. NMC held the operating licenses of Point Beach. Upon the sale of Point Beach, NMC transferred the operating licenses to the buyer, the relationship with NMC was terminated and WEC Nuclear Corporation was dissolved.

We provided and received services from the following associated companies during 2008, 2007 and 2006:

Company	2008	2007	2006

	(Millions of Dollars)
Wisconsin Electric Affiliate

Net Services Provided
-We Power (excluding lease payments)	$1.3	$3.0	$3.2
-Wisconsin Gas	$51.3	$50.8	$44.4
-Edison Sault (including electric energy sold)	$35.3	$29.3	$22.6
-Minergy	$0.6	$0.4	$3.6
-Other	$1.1	$1.3	$1.5

Net Services Received
-We Power (lease payments)	$312.2	$223.7	$135.3
-Wisconsin Energy	$12.6	$8.3	$9.1

Equity Investee
Services Provided
-ATC	$20.0	$17.1	$15.8

Services Received
-ATC	$194.4	$172.1	$145.7
-NMC	$ -	$50.6	$65.2

As of December 31, 2008 and 2007, our Consolidated Balance Sheets included receivable and payable balances with ATC as follows:

Equity Investee	2008	2007

	(Millions of Dollars)

Services Provided
-ATC	$2.1	$0.9

Services Received
-ATC	$16.2	$14.1

Q -- COMMITMENTS AND CONTINGENCIES

Capital Expenditures:   We have made certain commitments in connection with 2009 capital expenditures. During 2009, we estimate that total capital expenditures will be approximately $600 million.

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2013. Certain of these contracts were deemed to qualify as operating leases. In addition, we have various other operating leases, including leases for vehicles and coal cars.

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)

2009	$23.6
2010	20.7
2011	20.9
2012	14.5
2013	5.5
Thereafter	12.6

Total	$97.8

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have substantially completed planned remediation activities at some of those sites and certain other sites are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon ongoing analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $12 to $30 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2008, we have established reserves of $12.8 million related to future remediation costs.

The PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Ash Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our coal combustion by-products. However, these coal-ash by-products have been, and to a small degree, continue to be disposed of in company-owned licensed landfills. Some early designed and constructed landfills may allow the release of low levels of constituents resulting in the need for various levels of monitoring or adjusting. Where we have become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. The costs of these efforts are recovered under our fuel clause and are expensed as incurred. During 2008, 2007 and 2006, we incurred $1.3 million, $0.8 million and $0.5 million, respectively, in coal-ash remediation expenses. As of December 31, 2008, we have no reserves established related to ash landfill sites.

EPA - Consent Decree:   In April 2003, we and the EPA announced that a Consent Decree had been reached that resolved all issues related to a request for information that had been issued by the EPA. In July 2003, the Consent Decree was amended to include the state of Michigan. Under the Consent Decree, we agreed to significantly reduce our air emissions from our coal-fired generating facilities. The reductions are expected to be achieved by 2013 through a combination of installing new pollution control equipment, upgrading existing equipment and retiring certain older units. Through December 31, 2008, we have spent approximately $506.7 million associated with implementing the Consent Decree. The total cost of implementing this agreement is estimated to be $1.2 billion through the year 2013. The U.S. District Court for the Eastern District of Wisconsin approved the amended Consent Decree and entered it in October 2007.

Oak Creek:   In July 2008, Bechtel, the contractor of the Oak Creek expansion under a fixed price contract, notified We Power in a letter that it forecasts the in-service date of unit 1 to be delayed three months beyond the guaranteed contract date of September 29, 2009. Bechtel also advised We Power in the letter that it forecasts the in-service date of unit 2 to be one month earlier than the guaranteed contract date of September 29, 2010.

According to the letter, reasons for the delay of unit 1 include severe winter weather experienced during the winters of 2006-2007 and 2007-2008, exacerbated by severe rain storms in April and June of 2008, changes in local labor conditions from those anticipated by Bechtel, the cumulative impact of a large number of change orders and delay in receiving FNTP in 2005 as a result of the court challenges by certain opposition groups to the CPCN for the Oak Creek expansion. Bechtel advised that they expected to submit a claim for cost and schedule relief associated with these issues by the end of 2008.

Based on Bechtel's earlier communications, We Power notified Bechtel on September 29, 2008 that it was invoking the formal dispute resolution process provided in the contract in order to resolve certain issues related to the rights of the parties under the contract.

We Power received Bechtel's claims for schedule and cost relief on December 22, 2008. Bechtel's claims are based on the alleged effects of severe winter weather and certain labor-related matters, as well as the alleged effects of ERS-directed changes and delays allegedly caused by ERS prior to the issuance of the FNTP in July 2005. Bechtel continues to target an in-service date for unit 1 three months beyond the guaranteed contract date of September 29, 2009, and an in-service date for unit 2 one month earlier than the guaranteed contract date of September 29, 2010.

We Power is currently in the mediation phase with respect to determining the parties' rights under the contract and Bechtel's claims. We Power is currently unable to predict the ultimate outcome of the claims.

R -- SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2008, we paid $78.6 million in interest, net of amounts capitalized, and $0.6 million in income taxes, net of refunds. During the year ended December 31, 2007, we paid $92.9 million in interest, net of amounts capitalized, and $327.5 million in income taxes, net of refunds. During the year ended December 31, 2006, we paid $84.9 million in interest, net of amounts capitalized, and $172.7 million in income taxes, net of refunds.

As of December 31, 2008, 2007 and 2006, the amount of accounts payable related to capital expenditures was $22.3 million, $73.0 million and $2.9 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Electric Power Company and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2009

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Electric Power Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that Wisconsin Electric Power Company's internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance -- Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to WEC's Corporate Governance Committee?", "Corporate Governance -- Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?", "Corporate Governance -- Frequently Asked Questions: Are all the members of the audit committee financially literate and does the committee have an "audit committee financial expert?", "Corporate Governance -- Frequently Asked Questions: Does the Board have a nominating committee?" and "Committees of the Board of Directors -- Audit and Oversight" in our definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Stockholders to be held May 1, 2009 (the "2009 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

Wisconsin Energy has adopted a written code of ethics, referred to as its Code of Business Conduct. We are a wholly-owned subsidiary of Wisconsin Energy, and as such, all of our directors, executive officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, have a responsibility to comply with Wisconsin Energy's Code of Business Conduct. Wisconsin Energy has posted its Code of Business Conduct in the "Governance" section on its website, www.wisconsinenergy.com. Wisconsin Energy has not provided any waiver to the Code for any director, executive officer or other employee. Any amendments to, or waivers for directors and executive officers from, the Code of Business Conduct will be disclosed on Wisconsin Energy's website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis", "Executive Officers' Compensation", "Director Compensation", "Committees of the Board of Directors - Compensation", and "Compensation Committee Report" in the 2009 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is owned by our parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors, director nominees and executive officers do not own any of our voting securities. The information concerning their beneficial ownership in Wisconsin Energy common stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2009 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of Wisconsin Energy Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance - Frequently Asked Questions: Who are the independent directors?", "Corporate Governance - Frequently Asked Questions: What are the Board's standards of independence?" and "Certain Relationships and Related Transactions" in the 2009 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of Wisconsin Energy's Corporate Governance Guidelines, which can be found on its website, www.wisconsinenergy.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2009 Annual Meeting Information Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

Consolidated Income Statements for the three years ended December 31, 2008.

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the three years ended December 31, 2008.

Consolidated Statements of Capitalization at December 31, 2008 and 2007.

Consolidated Statements of Common Equity for the three years ended December 31, 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2.	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2008.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period

	(Millions of Dollars)

December 31, 2008	$21.9	$28.4	$5.2	($28.3)	$27.2
December 31, 2007	$20.2	$16.6	$9.5	($24.4)	$21.9
December 31, 2006	$20.2	$15.9	$6.0	($21.9)	$20.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

By	/s/GALE E. KLAPPA
Date: February 27, 2009	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/GALE E. KLAPPA	February 27, 2009
Gale E. Klappa, Chairman of the Board, President and Chief Executive Officer and Director -- Principal Executive Officer

/s/ALLEN L. LEVERETT	February 27, 2009
Allen L. Leverett, Executive Vice President and Chief Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	February 27, 2009
Stephen P. Dickson, Vice President and Controller -- Principal Accounting Officer

/s/JOHN F. BERGSTROM	February 27, 2009
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 27, 2009
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	February 27, 2009
Patricia W. Chadwick, Director

/s/ROBERT A. CORNOG	February 27, 2009
Robert A. Cornog, Director

/s/CURT S. CULVER	February 27, 2009
Curt S. Culver, Director

/s/THOMAS J. FISCHER	February 27, 2009
Thomas J. Fischer, Director

/s/ULICE PAYNE, JR.	February 27, 2009
Ulice Payne, Jr., Director

/s/FREDERICK P. STRATTON, JR.	February 27, 2009
Frederick P. Stratton, Jr., Director

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2008

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company. (An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32.)
Number	Exhibit

3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of Wisconsin Electric Power Company, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to Wisconsin Electric Power Company's 12/31/94 Form 10-K.)

	3.2*	Bylaws of Wisconsin Electric Power Company, as amended to May 1, 2000. (Exhibit 3.1 to Wisconsin Electric Power Company's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of Wisconsin Electric Power Company. (Exhibit 3.1 herein.)

Indenture and Securities Resolutions:

	4.2*	Indenture for Debt Securities of Wisconsin Electric Power Company (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 to Wisconsin Electric's 12/31/95 Form 10-K.)

	4.3*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 to Wisconsin Electric's 12/31/95 Form 10-K.)

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

	4.9*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 to Wisconsin Electric's Form 8-K, dated November 2, 2006.)

	4.10*	Securities Resolution No. 8 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 25, 2008. (Exhibit 4.1 to Wisconsin Electric's 09/25/08 Form 8-K.)

	4.11*	Securities Resolution No. 9 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2008. (Exhibit 4.1 to Wisconsin Electric's 12/08/08 Form 8-K.)

Certain agreements and instruments with respect to unregistered long-term debt not exceeding 10 percent of the total assets of the Registrant and its subsidiary on a consolidated basis have been omitted as permitted by related instructions. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

10	Material Contracts

10.1*

Asset Sale Agreement by and among Wisconsin Electric Power Company, FPL Energy Point Beach, LLC, as Buyer, and FPL Group Capital Inc., as Buyer's Parent, dated December 19, 2006 (the "Asset Sale Agreement"). (Exhibit 2.1 to Wisconsin Energy Corporation's 12/31/06 Form 10-K (File No. 001-09057).)

10.2*

Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC, dated May 24, 2007, which effectively amends the Asset Sale Agreement. (Exhibit 2.1 to Wisconsin Energy Corporation's 06/30/07 Form

10-Q (File No. 001-09057).)

10.3*

Letter Agreement between Wisconsin Electric Power Company, FPL Energy Point Beach, LLC and FPL Group Capital, Inc., dated September 28, 2007, which amends the Asset Sale Agreement. (Exhibit 2.3 to Wisconsin Energy Corporation's 09/28/07 Form 8-K (File No. 001-09057).)

10.4*

Credit Agreement, dated as of March 30, 2006, among Wisconsin Electric Power Company, as Borrower, the Lenders identified therein, and U.S. Bank National Association, as Administrative Agent and Fronting Bank. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)

	10.5*	Wisconsin Energy Corporation Supplemental Pension Plan, effective as of January 1, 2005. (Exhibit 10.9 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.6*

Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas Company (n/k/a Wisconsin Gas LLC). (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

Number	Exhibit

10.7*

Executive Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of July 23, 2004 (including amendments approved effective as of November 2, 2005) (the "Legacy EDCP") (Exhibit 10.2 to Wisconsin Energy Corporation's 09/30/05 Form 10-Q (File No. 001-09057).)** See Note.

	10.8*	First Amendment to the Legacy EDCP, effective as of January 1, 2005. (Exhibit 10.12 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.9*

Wisconsin Energy Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.13 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.10*

Directors' Deferred Compensation Plan of Wisconsin Energy Corporation, as amended and restated as of May 1, 2004 (the "Legacy DDCP"). (Exhibit 10.3 to Wisconsin Energy Corporation's 06/30/04 Form 10-Q (File No. 001-09057).)** See Note.

	10.11*	First Amendment to the Legacy DDCP, effective as of January 1, 2005. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.12*

Wisconsin Energy Corporation Directors' Deferred Compensation Plan, effective as of January 1, 2005. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No.001-09057).)** See Note.

10.13*

Wisconsin Energy Corporation Short-Term Performance Plan, as amended and restated as of January 1, 2005. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/04/08 Form 8-K (File No. 001-09057).)** See Note.

10.14*

Wisconsin Energy Corporation Amended and Restated Severance Policy, effective as of January 1, 2008. (Exhibit 10.18 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.15*

Service Agreement, December 29, 2000, between Wisconsin Electric Power Company and American Transmission Company LLC. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

10.16*

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

	10.17*	Base Salaries of Named Executive Officers of the Registrant. (Exhibit 10.21 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

Number	Exhibit

	10.18*	Employment arrangement with Charles R. Cole, effective August 1, 1999. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)** See Note.

	10.19*	Amendment of the employment arrangement with Charles R. Cole, dated December 11, 2008. (Exhibit 10.23 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.20*

Affiliated Interest Agreement (Service Agreement), dated December 12, 2002, by and among Wisconsin Energy Corporation and its affiliates. (Exhibit 10.14 to Wisconsin Energy Corporation's 12/31/02 Form 10-K (File No. 001-09057).)

10.21*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Gale E. Klappa, dated as of December 29, 2008. (Exhibit 10.25 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.22*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, dated as of December 30, 2008. (Exhibit 10.26 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.23*

Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Frederick D. Kuester, dated as of December 30, 2008. (Exhibit 10.27 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.24*

Letter Agreement by and between Wisconsin Energy Corporation and James C. Fleming, dated as of November 23, 2005, which became effective January 3, 2006. (Exhibit 10.31 to Wisconsin Energy Corporation's 12/31/05 Form 10-K (File No. 001-09057).)** See Note.

10.25*

Amendment to the Letter Agreement between Wisconsin Energy Corporation and James C. Fleming, dated December 23, 2008. (Exhibit 10.29 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.26*

Amended and Restated Senior Officer, Change in Control, Severance and Non-Compete Agreement between Wisconsin Energy Corporation and Kristine A. Rappé, dated as of December 30, 2008. (Exhibit 10.30 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.27*

Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/01 Form 10-Q (File No. 001-09057).)** See Note.

10.28*

Amendment to the Supplemental Pension Benefit Agreement between Wisconsin Energy Corporation and Stephen P. Dickson, dated December 29, 2008. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

Number	Exhibit

10.29*

Amended and Restated Non-Compete and Special Severance Tax Protection Agreement between Wisconsin Energy Corporation and Stephen P. Dickson, effective as of January 1, 2008. (Exhibit 10.33 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.30*

Forms of Stock Option Agreements under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.5 to Wisconsin Energy Corporation's 12/31/95 Form 10-K.) Updated as Exhibit 10.1(a) and 10.1(b) to Wisconsin Energy Corporation's 03/31/00 Form 10-Q (File No. 001-09057).)** See Note.

10.31*

1998 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan for non-qualified stock option awards to non-employee directors, restricted stock awards and option awards. (Exhibit 10.11 to Wisconsin Energy Corporation's 12/31/98 Form 10-K (File No. 001-09057).)** See Note.

10.32*

2001 Revised forms of award agreements under 1993 Omnibus Stock Incentive Plan for restricted stock awards, incentive stock option awards and non-qualified stock option awards. (Exhibit 10.3 to Wisconsin Energy Corporation's 03/31/01 Form 10-Q (File No. 001-09057).)** See Note.

10.33*

1993 Omnibus Stock Incentive Plan, as approved by Wisconsin Energy Corporation's stockholders at its 2001 annual meeting of stockholders, amended and restated effective as of January 1, 2008. (Exhibit 10.37 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

10.34*

2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K (File No. 001-09057).)** See Note.

10.35*

Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q (File No. 001-09057).)** See Note.

10.36*

Wisconsin Energy Corporation Performance Unit Plan, amended and restated effective as of October 11, 2007. (Exhibit 10.40 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

	10.37*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

10.38*

Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q.)

10.39*

Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric Power Company's 06/30/03 Form 10-Q.)

Number	Exhibit

10.40*

Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.41*

Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.42*

Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q (File No. 001-09057).)

10.43*

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