Form 10-Q
period 2009-09-30
WISCONSIN ELECTRIC POWER CO
filed 2009-10-30
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2009):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2009

	TABLE OF CONTENTS
Item		Page

	Introduction	7

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	8

	Consolidated Condensed Balance Sheets	9

	Consolidated Condensed Statements of Cash Flows	10

	Notes to Consolidated Condensed Financial Statements	11

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	43

4T.	Controls and Procedures	43

	Part II -- Other Information

1.	Legal Proceedings	44

1A.	Risk Factors	44

6.	Exhibits	45

	Signatures	46

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Wisconsin Electric Subsidiary and Affiliates

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
Edison Sault	Edison Sault Electric Company
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
ERS	Elm Road Services, LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Environmental Terms
ANPR	Advanced Notice of Proposed Rulemaking
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CWA	Clean Water Act
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
RACT	Reasonably Available Control Technology
SIP	State Implementation Plan
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollution Discharge Elimination System

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

CPCN	Certificate of Public Convenience and Necessity
Energy Policy Act	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
Fitch	Fitch Ratings
FNTP	Full Notice To Proceed
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
Moody's	Moody's Investor Service
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Services

Measurements
Dth	Dekatherm(s) (One Dth equals one million British Thermal Units)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

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

  Factors which may affect successful implementation of the settlement agreement with the two parties who were challenging the WPDES permit for the Oak Creek expansion, including PSCW approval of projects and costs contained in the agreement.
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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,114,400 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 460,300 gas customers in Wisconsin and approximately 465 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 -- Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Other:   Bostco is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2009, Bostco had $36.3 million of assets.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

	(Millions of Dollars)

Operating Revenues	$ 738.3	$ 750.9	$ 2,450.4	$ 2,518.8

Operating Expenses
Fuel and purchased power	293.2	344.7	813.0	981.6
Cost of gas sold	26.4	41.9	285.9	359.2
Other operation and maintenance	301.5	313.1	926.5	971.1
Depreciation, decommissioning
and amortization	66.9	65.4	198.9	190.6
Property and revenue taxes	24.8	23.8	74.6	72.4

Total Operating Expenses	712.8	788.9	2,298.9	2,574.9

Amortization of Gain	57.9	157.4	177.2	403.4

Operating Income	83.4	119.4	328.7	347.3

Equity in Earnings of Transmission Affiliate	13.1	12.6	38.3	33.4
Other Income, net	9.5	6.0	21.8	19.4
Interest Expense, net	24.8	20.3	75.6	62.5

Income Before Income Taxes	81.2	117.7	313.2	337.6

Income Taxes	28.5	43.7	110.2	127.5

Net Income	52.7	74.0	203.0	210.1

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available for Common Stockholder	$ 52.4	$ 73.7	$ 202.1	$ 209.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 7,705.3	$ 7,560.3
Accumulated depreciation	(2,830.0)	(2,721.2)

	4,875.3	4,839.1
Construction work in progress	331.5	188.4
Leased facilities, net	955.3	870.2

Net Property, Plant and Equipment	6,162.1	5,897.7

Investments
Restricted cash	56.5	172.4
Equity investment in transmission affiliate	266.8	243.1
Other	0.4	0.4

Total Investments	323.7	415.9

Current Assets
Cash and cash equivalents	8.3	28.4
Restricted cash	180.5	214.1
Accounts receivable	212.9	213.4
Accounts receivable from related parties	52.7	64.7
Accrued revenues	136.3	233.1
Materials, supplies and inventories	320.8	296.5
Prepayments	87.4	122.3
Regulatory assets	58.6	69.9
Other	36.2	69.1

Total Current Assets	1,093.7	1,311.5

Deferred Charges and Other Assets
Regulatory assets	967.2	992.9
Other	144.2	157.4

Total Deferred Charges and Other Assets	1,111.4	1,150.3

Total Assets	$ 8,690.9	$ 8,775.4

Capitalization and Liabilities

Capitalization
Common equity	$ 2,660.4	$ 2,582.8
Preferred stock	30.4	30.4
Long-term debt	1,721.4	1,885.3
Capital lease obligations	1,099.6	991.8

Total Capitalization	5,511.8	5,490.3

Current Liabilities
Long-term debt and capital lease obligations due currently	28.7	9.3
Short-term debt	384.5	-
Subsidiary note payable to Wisconsin Energy	29.1	29.6
Accounts payable	185.2	289.2
Accounts payable to related parties	78.2	76.2
Payroll and vacation accrued	59.1	65.4
Accrued taxes	25.6	9.6
Regulatory liabilities	232.1	307.7
Other	111.3	137.3

Total Current Liabilities	1,133.8	924.3

Deferred Credits and Other Liabilities
Regulatory liabilities	652.0	786.5
Deferred income taxes - long-term	784.1	691.7
Pension and other benefit obligations	344.9	614.3
Other	264.3	268.3

Total Deferred Credits and Other Liabilities	2,045.3	2,360.8

Total Capitalization and Liabilities	$ 8,690.9	$ 8,775.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

2009	2008

(Millions of Dollars)
Operating Activities
Net income	$ 203.0	$ 210.1
Reconciliation to cash
Depreciation, decommissioning and amortization	206.3	199.6
Amortization of gain	(177.2)	(403.4)
Equity in earnings of transmission affiliate	(38.3)	(33.4)
Distributions from transmission affiliate	30.3	24.4
Deferred income taxes and investment tax credits, net	81.7	140.6
Contributions to benefit plans	(283.8)	(37.9)
Change in -	Accounts receivable and accrued revenues	102.2	83.9
Inventories	(24.3)	(14.8)
Other current assets	52.4	7.1
Accounts payable	(95.8)	3.4
Accrued income taxes, net	24.9	(15.3)
Deferred costs, net	34.6	69.9
Other current liabilities	10.3	5.4
Other, net	(16.1)	59.7

Cash Provided by Operating Activities	110.2	299.3

Investing Activities
Capital expenditures	(349.1)	(372.9)
Investment in transmission affiliate	(15.8)	(15.3)
Change in restricted cash	149.5	280.7
Other, net	(17.4)	(5.8)

Cash Used in Investing Activities	(232.8)	(113.3)

Financing Activities
Dividends paid on common stock	(134.7)	(162.8)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	-	147.0
Retirement and repurchase of long-term debt	(147.0)	(147.0)
Change in short-term debt	384.0	(27.4)
Other, net	1.1	(0.2)

Cash Provided by (Used in) Financing Activities	102.5	(191.3)

Change in Cash and Cash Equivalents	(20.1)	(5.3)

Cash and Cash Equivalents at Beginning of Period	28.4	22.0

Cash and Cash Equivalents at End of Period	$ 8.3	$ 16.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2008 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year 2009 because of seasonal and other factors.

Subsequent Events:   We have evaluated and determined that no material events took place after our balance sheet date of September 30, 2009 through our financial statement issuance date of October 30, 2009.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:   In September 2006, the FASB issued new accounting guidance relating to fair value measurements and also issued updated accounting guidance in 2008 and 2009. This guidance defines fair value, provides guidance for using fair value to measure assets and liabilities as well as a framework for measuring fair value, expands disclosures related to fair value measurements and was effective for financial statements issued for fiscal years beginning after November 15, 2007. This adoption did not have a significant financial impact on our financial condition, results of operations or cash flows. See Note 5 -- Fair Value Measurements for required disclosures.

Noncontrolling Interests in Consolidated Financial Statements:   In December 2008, the FASB issued new accounting guidance relating to noncontrolling interests in consolidated financial statements. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and was effective for fiscal years beginning on or after December 15, 2008. We adopted these provisions effective January 1, 2009. This adoption did not have a material financial impact on our financial condition, results of operations or cash flows.

Disclosures about Derivative Instruments and Hedging Activities:   In March 2008, the FASB issued new accounting guidance relating to derivative instruments and hedging activities. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements, and was effective for fiscal years beginning after November 15, 2008. We adopted these provisions effective January 1, 2009. This adoption did not have any financial impact on our financial condition, results of operations or cash flows. See Note 6 -- Derivative Instruments for required disclosures.

Subsequent Events:   In May 2009, the FASB issued new accounting guidance relating to management's assessment of subsequent events. This guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date the financial statements are issued or are available to be issued, and was effective for interim and annual periods ending after June 15, 2009. We adopted these provisions effective June 30, 2009. This adoption had no material financial impact on our financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments:   In April 2009, the FASB issued new accounting guidance, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in financial statements. We adopted these provisions effective June 30, 2009. This adoption had no financial impact on our financial condition, results of operations or cash flows. See Note 5 -- Fair Value Measurements for required disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments:   In April 2009, the FASB issued new accounting guidance that amended the other-than-temporary impairment guidance for debt securities to be more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. We adopted these provisions effective June 30, 2009. This adoption had no material financial impact on our financial condition, results of operations or cash flows.

Amendments to Variable Interest Entity Consolidation Guidance:   In June 2009, the FASB issued new accounting guidance related to variable interest entity consolidation. The purpose of this guidance is to improve financial reporting by enterprises with variable interest entities. The new guidance is effective for all new and existing variable interest entities for fiscal years beginning after November 15, 2009. We expect to adopt these provisions on January 1, 2010.

Employers' Disclosures about Post-retirement Benefit Plan Assets:   In December 2008, the FASB issued new accounting guidance for employers' disclosures about plan assets of a defined benefit pension or other post-retirement plan. This new guidance will result in expanded disclosures related to post-retirement benefit plan assets and is effective for fiscal years ending after December 15, 2009. We expect to adopt these provisions on December 31, 2009.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees and directors:

	Three Months Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

	(Millions of Dollars)

Stock options	$2.5	$2.7	$7.4	$8.1
Performance units	5.1	3.0	8.6	5.7
Restricted stock	0.1	0.1	0.3	0.3

Share-based compensation expense	$7.7	$5.8	$16.3	$14.1

Related Tax Benefit	$3.2	$2.3	$6.6	$5.6

Stock Option Activity:   During the first nine months of 2009, the Compensation Committee granted 1,129,315 Wisconsin Energy stock options to our employees that had an estimated fair value of $8.01 per share. During the first nine months of 2008, the Compensation Committee granted 1,266,645 Wisconsin Energy stock options to our employees that had an estimated fair value of $9.39 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

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

The following is a summary of our employees' Wisconsin Energy stock option activity for the three and nine months ended September 30, 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
Stock Options	Options	Price	(Years)	(Millions)

Outstanding as of July 1, 2009	8,477,031	$38.59
Granted	-
Exercised	(143,519)	$26.49
Forfeited	-

Outstanding as of September 30, 2009	8,333,512	$38.80

Outstanding as of January 1, 2009	7,423,937	$37.91
Granted	1,129,315	$42.22
Exercised	(219,740)	$26.25
Forfeited	-

Outstanding as of September 30, 2009	8,333,512	$38.80	6.2	$60.0

Exercisable as of September 30, 2009	4,924,232	$33.78	4.8	$56.7

The intrinsic value of Wisconsin Energy options exercised by our employees was $2.5 million and $3.7 million for the three and nine months ended September 30, 2009, and $1.7 million and $5.9 million for the same periods in 2008, respectively. Cash received by Wisconsin Energy from exercises of their options by our employees was $5.7 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises during the same periods was approximately $1.5 million and $1.9 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees that were outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

			Remaining			Remaining
			Contractual			Contractual
	Number of	Exercise	Life	Number of	Exercise	Life
Range of Exercise Prices	Options	Price	(Years)	Options	Price	(Years)

$19.62 to $31.07	1,259,849	$26.07	3.2	1,259,849	$26.07	3.2
$33.44 to $39.48	3,417,348	$35.65	5.2	3,417,348	$35.65	5.2
$42.22 to $48.04	3,656,315	$46.12	8.2	247,035	$47.27	7.5

	8,333,512	$38.80	6.2	4,924,232	$33.78	4.8

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and nine months ended September 30, 2009:

		Weighted-
		Average
	Number of	Fair
Non-Vested Stock Options	Options	Value

Non-vested as of July 1, 2009	3,460,675	$8.72
Granted	-
Vested	(51,395)	$8.46
Forfeited	-

Non-vested as of September 30, 2009	3,409,280	$8.73

Non-vested as of January 1, 2009	3,339,669	$8.81
Granted	1,129,315	$8.01
Vested	(1,059,704)	$7.59
Forfeited	-

Non-vested as of September 30, 2009	3,409,280	$8.73

As of September 30, 2009, our total compensation costs related to non-vested Wisconsin Energy stock options not yet recognized was approximately $9.4 million, which is expected to be recognized over the next 17 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved Wisconsin Energy restricted stock grants to certain of our key employees. The following restricted stock activity related to our employees occurred during the three and nine months ended September 30, 2009:

		Weighted-
		Average
	Number of	Grant Date
Restricted Shares	Shares	Fair Value

Outstanding as of July 1, 2009	61,902
Granted	-
Released / Forfeited	(1,923)	$29.13

Outstanding as of September 30, 2009	59,979

Outstanding as of January 1, 2009	67,328
Granted	-
Released / Forfeited	(7,349)	$27.61

Outstanding as of September 30, 2009	59,979

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. We also adjust expense for acceleration of vesting due to achievement of performance goals. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, and $0.1 million and $1.1 million for the same periods in 2008, respectively. The actual tax benefits realized for tax deductions associated with released restricted shares was zero and $0.1 million for the three and nine months ended September 30, 2009, and $0.1 million and $0.3 million for the same periods in 2008, respectively.

As of September 30, 2009, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $0.6 million, which is expected to be recognized over the next 39 months on a weighted-average basis.

Performance Units:   In January 2009 and 2008, the Compensation Committee granted 309,310 and 124,175 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's stock over a three year period. We are accruing our share of compensation costs over the three year period based on our estimate of the final expected value of each award. Wisconsin Energy performance units earned as of December 31, 2008 and 2007 vested and were settled during the first quarter of 2009 and 2008, and had a total intrinsic value of $7.8 million and $4.7 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $2.9 million and $1.6 million, respectively. As of September 30, 2009, total compensation cost related to performance units not yet recognized was approximately $13.9 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

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

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. During the nine months ended September 30, 2009 and 2008, total comprehensive income was equal to net income.

4 -- LONG-TERM DEBT

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. We issued commercial paper to fund the purchase of the bonds. As of September 30, 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2009

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$237.0	$ -	$ -	$237.0
Derivatives	2.3	5.8	10.1	18.2

Total	$239.3	$5.8	$10.1	$255.2

Liabilities:
Derivatives	$6.2	$2.2	$ -	$8.4

Total	$6.2	$2.2	$ -	$8.4

Recurring Fair Value Measures	As of December 31, 2008

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Cash Equivalents	$8.0	$ -	$ -	$8.0
Restricted Cash	386.5	-	-	386.5
Derivatives	-	4.1	8.8	12.9

Total	$394.5	$4.1	$8.8	$407.4

Liabilities:
Derivatives	$34.0	$15.3	$ -	$49.3

Total	$34.0	$15.3	$ -	$49.3

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

The following tables summarize the fair value of derivatives classified as Level 3 in the fair value hierarchy:

Quarter to Date	2009	2008

	(Millions of Dollars)

Balance as of July 1	$15.4	$21.3
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	(5.3)	(6.6)
Transfers in and/or out of Level 3	-	-

Balance as of September 30	$10.1	$14.7

Change in unrealized gains (losses) relating to instruments still held as of September 30	$ -	$ -

Year to Date	2009	2008

	(Millions of Dollars)

Balance as of January 1	$8.8	$13.0
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	1.3	1.7
Transfers in and/or out of Level 3	-	-

Balance as of September 30	$10.1	$14.7

Change in unrealized gains (losses) relating to instruments still held as of September 30	$ -	$ -

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2009		December 31, 2008

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$20.2	$30.4	$19.0
Long-term debt including current portion	$1,754.4	$1,893.1	$1,901.5	$1,896.3

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

6 -- DERIVATIVE INSTRUMENTS

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of September 30, 2009, we recognized $17.4 million in regulatory assets and $15.9 million in regulatory liabilities related to derivatives.

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record our current derivative assets on the balance sheet in Other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.7 million is recorded in Other deferred charges and other assets, and the long-term portion of our derivative liabilities of $2.2 million is recorded in Other deferred credits and other liabilities. Our Consolidated Condensed Balance Sheet as of September 30, 2009 includes:

	Derivative Asset	Derivative Liability

	(Millions of Dollars)

Natural Gas	$3.3	$8.4
Fuel Oil	0.5	-
FTRs	10.2	-
Coal	4.2	-

Total	$18.2	$8.4

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies for those commodities supporting our electric operations and natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009

	Volume	Gains (Losses)	Volume	Gains (Losses)

		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	12.0 million Dth	($20.4)	35.5 million Dth	($59.0)
Energy	8,400 MWh	-	23,520 MWh	(0.6)
Fuel Oil	2.1 million gallons	(0.5)	5.1 million gallons	(2.3)
FTRs	6,561 MW	1.3	21,132 MW	6.1

Total		($19.6)		($55.8)

As of September 30, 2009, we have posted collateral of $9.6 million in our margin accounts.

7 -- BENEFITS

The components of our net periodic pension and OPEB costs for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Benefits		OPEB

Benefit Plan Cost Components	2009	2008	2009	2008

	(Millions of Dollars)
Three Months Ended September 30
Net Periodic Benefit Cost
Service cost	$5.4	$4.3	$2.0	$2.4
Interest cost	15.5	15.1	4.1	4.0
Expected return on plan assets	(18.3)	(15.2)	(2.2)	(2.7)
Amortization of:
Transition obligation	-	-	0.1	-
Prior service cost (credit)	0.5	0.6	(3.2)	(3.1)
Actuarial loss	3.2	2.5	1.4	1.2

Net Periodic Benefit Cost	$6.3	$7.3	$2.2	$1.8

Nine Months Ended September 30
Net Periodic Benefit Cost
Service cost	$16.1	$12.8	$6.1	$7.3
Interest cost	46.4	45.3	12.4	11.9
Expected return on plan assets	(54.8)	(45.5)	(6.7)	(8.1)
Amortization of:
Transition obligation	-	-	0.2	0.2
Prior service cost (credit)	1.6	1.8	(9.5)	(9.4)
Actuarial loss	9.6	7.6	4.2	3.4

Net Periodic Benefit Cost	$18.9	$22.0	$6.7	$5.3

In January 2009, we contributed $283.8 million to Wisconsin Energy's benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of Wisconsin Energy's pension plan to invest in the commercial paper of Wisconsin Energy. As of September 30, 2009, the Pension Trust held approximately $84 million of commercial paper issued by Wisconsin Energy, which represents less than 10% of total assets of the plan.

8 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of September 30, 2009, we had the following guarantees:

Maximum Potential
Future Payments	Outstanding	Liability Recorded

(Millions of Dollars)

$2.9	$0.1	$ -

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $12.5 million as of September 30, 2009 and $13.0 million as of December 31, 2008.

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three and nine months ended September 30, 2009 and 2008 is shown in the following table:

	Reportable Operating Segments

	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

September 30, 2009
Operating Revenues (a)	$682.7	$49.8	$5.8	$738.3
Operating Income (Loss)	$90.6	($5.7)	($1.5)	$83.4

September 30, 2008
Operating Revenues (a)	$678.9	$66.4	$5.6	$750.9
Operating Income (Loss)	$125.3	($4.4)	($1.5)	$119.4

Nine Months Ended

September 30, 2009
Operating Revenues (a)	$2,012.6	$409.6	$28.2	$2,450.4
Operating Income	$291.4	$33.5	$3.8	$328.7

September 30, 2008
Operating Revenues (a)	$2,002.5	$487.4	$28.9	$2,518.8
Operating Income	$304.4	$38.5	$4.4	$347.3

(a)	We account for all intersegment revenues at tariff rates established by the PSCW. Intersegment revenues were not material.

10 -- VARIABLE INTEREST ENTITIES

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

We have identified two tolling and purchased power agreements with third parties but have been unable to determine if we are the primary beneficiary of these two variable interest entities. The requested information required to make this determination has not been supplied. As a result, we do not consolidate these entities. Instead, we account for one of these contracts as a capital lease and the other contract as an operating lease. We have approximately $430.8 million of required payments over the remaining terms of these two agreements, which expire over the next 14 years. We believe the required payments or any replacement power purchased will continue to be recoverable in rates. Total capacity and minimum lease payments under these contracts for the periods ended September 30, 2009 and December 31, 2008 were $47.9 million and $66.4 million, respectively.

11 -- COMMITMENTS AND CONTINGENCIES

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

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2009, we paid $49.8 million in interest, net of amounts capitalized, and $0.9 million in income taxes, net of refunds. During the nine months ended September 30, 2008, we paid $43.7 million in interest, net of amounts capitalized, and $0.6 million in income taxes, net of refunds.

As of September 30, 2009 and 2008, the amount of accounts payable related to capital expenditures was $16.0 million and $16.3 million, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2009

EARNINGS

We had net income of $52.7 million for the third quarter of 2009, a decrease of $21.3 million, or 28.8%, from the third quarter of 2008. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2009 with the third quarter of 2008, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$242.5	($18.9)	$261.4	1,983.9	(229.5)	2,213.4
Small Commercial/Industrial	225.2	(15.4)	240.6	2,276.9	(170.8)	2,447.7
Large Commercial/Industrial	163.0	(12.8)	175.8	2,435.2	(391.1)	2,826.3
Other - Retail	4.9	-	4.9	35.3	(2.0)	37.3

Total Retail	635.6	(47.1)	682.7	6,731.3	(793.4)	7,524.7
Wholesale - Other	25.1	55.6	(30.5)	240.3	(361.4)	601.7
Resale - Utilities	7.7	(7.5)	15.2	282.5	(44.2)	326.7
Other Operating	14.3	2.8	11.5	-	-	-

Total	$682.7	$3.8	$678.9	7,254.1	(1,199.0)	8,453.1

Weather -- Degree Days (a)
Heating (130 Normal)				124	53	71
Cooling (520 Normal)				341	(137)	478

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by a net $3.8 million, or 0.6%, when compared to the third quarter of 2008. The most significant factors that caused a change in revenues were:

  A one-time FERC-approved refund to our wholesale customers in 2008 associated with their share of the gain on the sale of Point Beach that reduced 2008 wholesale revenues by $62.5 million.
  2009 pricing increases totaling approximately $37.0 million reflecting the reduction of Point Beach credits to retail customers.
  2009 pricing decreases totaling approximately $18.4 million related to a reduction in electric rates as a result of the PSCW approval in April 2009 of our fuel cost decrease filing.
  Unfavorable summer weather that reduced electric revenues by an estimated $32.9 million as compared to the third quarter of 2008.
  A slowdown in the economy that reduced commercial and industrial sales by an estimated $34.0 million and wholesale sales by an estimated $8.6 million as compared to the third quarter of 2008.

Our total electric sales volumes decreased by approximately 14.2% as compared to the third quarter of 2008 due almost exclusively to a continued decline in economic conditions, which primarily affected our commercial and industrial sales, and cooler summer weather, which primarily affected our residential sales. Total retail sales volumes declined approximately 10.5%. Of the 10.5% decline in retail sales volumes, approximately 7.5% relates to sales volumes at our small and large commercial and industrial customers. As measured by cooling degree days, the third quarter of 2009 was 28.7% cooler than the third quarter of 2008 and 34.4% cooler than normal.

For the fourth quarter of 2009, we expect to see a continued decline in electric sales to commercial and industrial customers as compared to the same period in 2008 as a result of the downturn in the economy. We also expect to continue to see a reduction in revenues as a result of the PSCW approval in April 2009 of our request to decrease Wisconsin retail rates due to a decrease in fuel and purchased power costs, which is expected to reduce revenues by approximately $45.8 million for calendar year 2009. For more information on the fuel cost decrease filing, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- 2009 Fuel Cost Decrease Filing.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $51.5 million, or 14.9%, when compared to the third quarter of 2008. This decline was caused by lower MWh sales and lower natural gas and purchased power prices, partially offset by higher coal and related transportation costs.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2009 with the third quarter of 2008. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $16.6 million, or 25.0%, primarily due to lower natural gas prices.

	Three Months Ended September 30

	2009	B (W)	2008

	(Millions of Dollars)

Gas Operating Revenues	$49.8	($16.6)	$66.4
Cost of Gas Sold	26.4	15.5	41.9

Gross Margin	$23.4	($1.1)	$24.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2009 with the third quarter of 2008:

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$15.6	$0.5	$15.1	22.4	2.3	20.1
Commercial/Industrial	4.2	0.2	4.0	15.0	1.2	13.8
Interruptible	0.1	-	0.1	0.6	(0.3)	0.9

Total Retail	19.9	0.7	19.2	38.0	3.2	34.8
Transported Gas	3.1	(0.2)	3.3	60.0	(2.5)	62.5
Other	0.4	(1.6)	2.0	-	-	-

Total	$23.4	($1.1)	$24.5	98.0	0.7	97.3

Weather -- Degree Days (a)
Heating (130 Normal)				124	53	71

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin decreased by $1.1 million, or 4.5%, when compared to the third quarter of 2008.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $11.6 million, or approximately 3.7%, when compared to the third quarter of 2008. This decrease is primarily related to reduced operating and maintenance expenses at our power plants and electric distribution system.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense increased by $1.5 million, or approximately 2.3%, when compared to the third quarter of 2008. This increase was the result of higher depreciation related to new projects.

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

The following table compares the amortization of the gain during the three months ended September 30:

Amortization of Gain	2009	2008

	(Millions of Dollars)

Bill Credits - Retail	$57.9	$94.9
One-Time FERC-Approved Wholesale Refund	-	62.5

Total Amortization of Gain	$57.9	$157.4

Other Income, net

Other income, net increased by approximately $3.5 million, or 58.3%, when compared to the third quarter of 2008 because of higher interest income and an increase in AFUDC - Equity related to the construction of our Oak Creek AQCS project. For further information on the Oak Creek AQCS project, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System Approval. These increases were partially offset by reduced property sales during the third quarter of 2009 as compared to the same period in 2008.

Interest Expense, net

	Three Months Ended September 30

Interest Expense, net	2009	2008

	(Millions of Dollars)

Gross Interest Costs	$26.6	$20.7
Less: Capitalized Interest	1.8	0.4

Interest Expense, net	$24.8	$20.3

Our gross interest costs increased by $5.9 million, or 28.5%, when compared to the third quarter of 2008, primarily due to higher debt balances to fund our planned construction activity, partially offset by lower short-term interest rates. Our capitalized interest increased by $1.4 million due to increased capital expenditures in 2009 related to our Oak Creek AQCS project. As a result, our net interest expense increased by $4.5 million, or 22.2%, as compared to the third quarter of 2008.

Income Taxes

For the third quarter of 2009, our effective tax rate was 35.1% compared to 37.1% for the third quarter of 2008. For additional information, see Note F -- Income Taxes in our 2008 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2009

EARNINGS

We had net income of $203.0 million for the first nine months of 2009, a decrease of $7.1 million, or 3.4%, from the first nine months of 2008. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2009 with the first nine months of 2008, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$727.9	$6.5	$721.4	5,898.8	(304.9)	6,203.7
Small Commercial/Industrial	656.9	(4.9)	661.8	6,549.0	(339.6)	6,888.6
Large Commercial/Industrial	448.6	(50.2)	498.8	6,778.5	(1,488.1)	8,266.6
Other - Retail	15.4	0.2	15.2	112.7	(4.6)	117.3

Total Retail	1,848.8	(48.4)	1,897.2	19,339.0	(2,137.2)	21,476.2
Wholesale - Other	87.1	43.5	43.6	1,122.1	(861.8)	1,983.9
Resale - Utilities	31.5	1.9	29.6	974.1	334.0	640.1
Other Operating	45.2	13.1	32.1	-	-	-

Total	$2,012.6	$10.1	$2,002.5	21,435.2	(2,665.0)	24,100.2

Weather -- Degree Days (a)
Heating (4,324 Normal)				4,528	(58)	4,586
Cooling (688 Normal)				475	(112)	587

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by a net $10.1 million, or 0.5%, when compared to the first nine months of 2008. The most significant factors that caused a change in revenues were:

  A one-time FERC-approved refund to our wholesale customers in 2008 associated with their share of the gain on the sale of Point Beach that reduced 2008 wholesale revenues by $62.5 million.
  2009 pricing increases totaling approximately $78.7 million reflecting the reduction of Point Beach credits to retail customers.
  Net pricing increases totaling approximately $22.3 million related to Wisconsin and Michigan rate orders.
  Unfavorable weather that reduced electric revenues by an estimated $27.8 million as compared to the first nine months of 2008.
  A slowdown in the economy that reduced commercial and industrial sales by an estimated $115.6 million and wholesale sales by an estimated $24.6 million.

Our total electric sales volumes decreased by approximately 11.1% as compared to the first nine months of 2008 due almost exclusively to a continued decline in economic conditions, which primarily affected our commercial and industrial sales, and milder weather, which primarily affected our residential sales. Total retail sales volumes declined approximately 10.0%. Of the 10.0% decline in retail sales volumes, approximately 8.5% relates to sales volumes at our small and large commercial and industrial customers. As measured by cooling degree days, the first nine months of 2009 were 19.1% cooler than the same period in 2008 and 31.0% cooler than normal.

For a discussion of anticipated impacts of the downturn in the economy and the April 2009 fuel cost decrease filing for the fourth quarter of 2009, see Results of Operations -- Three Months Ended September 30, 2009.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $168.6 million, or 17.2%, when compared to the first nine months of 2008. This decline was primarily caused by lower MWh sales and lower natural gas and purchased power prices, partially offset by higher coal and related transportation costs. Approximately $41.2 million of the decrease related to a one-time amortization of deferred fuel costs pursuant to the January 2008 PSCW rate order. Adjusted for the one-time amortization, our fuel and purchased power costs decreased by $127.4 million, or 13.0%.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2009 with the first nine months of 2008. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $77.8 million, or 16.0%, primarily due to lower natural gas prices and milder weather.

	Nine Months Ended September 30

	2009	B (W)	2008

	(Millions of Dollars)

Gas Operating Revenues	$409.6	($77.8)	$487.4
Cost of Gas Sold	285.9	73.3	359.2

Gross Margin	$123.7	($4.5)	$128.2

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2009 with the first nine months of 2008:

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2009	B (W)	2008	2009	B (W)	2008

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$83.4	($0.2)	$83.6	240.8	(1.3)	242.1
Commercial/Industrial	27.9	(1.0)	28.9	143.1	(3.3)	146.4
Interruptible	0.4	(0.1)	0.5	4.2	(0.9)	5.1

Total Retail	111.7	(1.3)	113.0	388.1	(5.5)	393.6
Transported Gas	10.1	(1.6)	11.7	219.4	(7.6)	227.0
Other	1.9	(1.6)	3.5	-	-	-

Total	$123.7	($4.5)	$128.2	607.5	(13.1)	620.6

Weather -- Degree Days (a)
Heating (4,324 Normal)				4,528	(58)	4,586

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $4.5 million, or 3.5%, when compared to the first nine months of 2008. We estimate that a decline in sales volumes as a result of milder winter weather and a decline in economic conditions caused our margin to decrease by approximately $3.2 million during the first nine months of 2009 as compared to the same period in 2008. As measured by heating degree days, the first nine months of 2009 were 1.3% warmer than the same period in 2008, but 4.7% cooler than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $44.6 million, or approximately 4.6%, when compared to the first nine months of 2008. The largest factor for this decrease relates to a $43.8 million one-time amortization of deferred bad debt costs in connection with the January 2008 PSCW rate order, which we recorded in January 2008. The January 2008 PSCW rate order, which was in effect for all nine months in 2009, allowed for pricing increases related to transmission costs, PTF lease costs and the amortization of other deferred costs. We estimate that these items were approximately $16.4 million higher in the first nine months of 2009 as compared to the same period in 2008. The remaining decrease is primarily related to reduced operating and maintenance expenses at our power plants and electric distribution system.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense increased by $8.3 million, or approximately 4.4%, when compared to the first nine months of 2008. This increase was primarily the result of higher depreciation related to new projects, including the Blue Sky Green Field wind project which was placed into service in May 2008.

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

The following table compares the amortization of the gain during the nine months ended September 30:

Amortization of Gain	2009	2008

	(Millions of Dollars)

Bill Credits - Retail	$177.2	$255.9
One-Time Amortization	-	85.0
One-Time FERC-Approved Wholesale Refund	-	62.5

Total Amortization of Gain	$177.2	$403.4

Other Income, net

Other income, net increased by approximately $2.4 million, or 12.4%, when compared to the first nine months of 2008 because of higher interest income and an increase in AFUDC - Equity related to the construction of our Oak Creek AQCS project. For further information on the Oak Creek AQCS project, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System Approval. These increases were partially offset by reduced property sales during the first nine months of 2009 as compared to the same period in 2008.

Interest Expense, net

	Nine Months Ended September 30

Interest Expense, net	2009	2008

	(Millions of Dollars)

Gross Interest Costs	$80.1	$64.7
Less: Capitalized Interest	4.5	2.2

Interest Expense, net	$75.6	$62.5

Our gross interest costs increased by $15.4 million, or 23.8%, when compared to the nine months ended September 30, 2008, primarily due to higher debt balances to fund our planned construction activity, partially offset by lower short-term interest rates. Our capitalized interest increased by $2.3 million due to increased capital expenditures in 2009 related to our Oak Creek AQCS project. As a result, our net interest expense increased by $13.1 million, or 21.0%, as compared to the first nine months of 2008.

Income Taxes

For the first nine months of 2009, our effective tax rate was 35.2% compared to 37.8% for the first nine months of 2008. For additional information, see Note F -- Income Taxes in our 2008 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first nine months of 2009 and 2008:

	Nine Months Ended September 30

	2009	2008

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$110.2	$299.3
Investing Activities	($232.8)	($113.3)
Financing Activities	$102.5	($191.3)

Operating Activities

Cash provided by operating activities was $110.2 million during the nine months ended September 30, 2009, which was $189.1 million lower than the same period in 2008. During the first nine months of 2009, there was one large factor that reduced operating cash flows. During the first nine months of 2009, we contributed $283.8 million to Wisconsin Energy's benefit plans compared to $37.9 million during the first nine months of 2008.

Investing Activities

Cash used in investing activities was $232.8 million during the nine months ended September 30, 2009, which was $119.5 million higher than the same period in 2008. The increase primarily reflects a reduction in the release of restricted cash, partially offset by lower capital expenditures during the first nine months of 2009.

During the first nine months of 2009, we released $131.2 million less from restricted cash as compared to the same period in 2008. In September 2007, we sold Point Beach and placed approximately $924 million of cash in restricted accounts to be used for the payment of taxes and for the benefit of our customers. We release the restricted cash, adjusted for taxes, as we issue bill credits to our customers, which is reflected as an amortization of the gain on our income statement.

During the first nine months of 2009, our capital expenditures decreased by $23.8 million as compared to the same period in 2008, primarily due to the completion of our Blue Sky Green Field wind project in 2008.

Financing Activities

Cash provided by financing activities was $102.5 million during the nine months ended September 30, 2009 compared to $191.3 million used in financing activities during the same period in 2008. We repurchased $147 million of outstanding tax-exempt bonds in August 2009. For more information about this repurchase, see Note 4 -- Long Term Debt in this report. Overall, we increased our debt levels by approximately $237.0 million during the first nine months of 2009 compared to a $27.4 million reduction in our debt levels during the same period in 2008. In addition, during the first nine months of 2009, we paid approximately $134.7 million in cash dividends on our common stock as compared to $162.8 million for the same period in 2008.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining three months of 2009 primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and an equity contribution from our parent. Beyond 2009, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings, the issuance of debt securities and equity contributions from our parent.

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangement, access to capital markets and internally generated cash.

We maintain a bank back-up credit facility that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, committed approximately $23.6 million under our bank back-up credit facility. We have no current plans to replace

Lehman's commitment. Excluding Lehman's commitment, as of September 30, 2009, we had approximately $472.0 million of available, undrawn lines under our bank back-up credit facility. As of September 30, 2009, we had approximately $384.5 million of short-term debt outstanding that was supported by the available lines of credit.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of September 30, 2009:

Total Facility *	Letters of Credit	Credit Available *	Facility Expiration

(Millions of Dollars)

$476.4	$4.4	$472.0	March 2011

*	Excludes Lehman's commitment

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. We issued commercial paper to fund the purchase of the bonds. As of September 30, 2009, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by S&P, Moody's and Fitch as of September 30, 2009:

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Guarantees and Note 10 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $21.8 billion as of September 30, 2009 compared with $21.9 billion as of December 31, 2008. Our total contractual obligations and other commercial commitments as of September 30, 2009 decreased compared with December 31, 2008, primarily due to periodic payments related to these types of obligations which were greater than new commitments made in the ordinary course of business during the nine months ended September 30, 2009.

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

Based on Bechtel's July 2008 communication, We Power notified Bechtel on September 29, 2008 that it was invoking the formal dispute resolution process provided in the contract in order to resolve certain issues related to the rights of the parties under the contract. We Power subsequently agreed with Bechtel to combine these issues and Bechtel's claim into one mediation. Mediation was unsuccessful and, therefore, as required by the contract, the parties submitted the claims to binding arbitration, which We Power anticipates will be concluded in 2010 or early 2011.

Bechtel continues to target an in-service date for unit 1 of December 29, 2009, which is three months beyond the guaranteed contract date, and an in-service date for unit 2 of August 29, 2010, which is one month earlier than the guaranteed contract date. Although Bechtel has fallen slightly behind these dates, it has recovery plans in place and believes these target dates are achievable. However, the final few months of start-up and commissioning could present unforeseen challenges that may delay the in-service date of unit 1 beyond December 29, 2009.

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

Included as part of our rate increase request for our retail electric customers are costs associated with certain projects contemplated in the settlement agreement we and the joint owners of the Oak Creek expansion entered into in July 2008 with Clean Wisconsin, Inc. and the Sierra Club to resolve litigation related to the WPDES permit for the cooling water intake system at the Oak Creek expansion. As part of the agreement, we agreed to seek regulatory approval to recover our share of the costs of these projects. In turn, Clean Wisconsin and the Sierra Club agreed to withdraw their opposition to the modified WPDES permit issued in May 2008 and, assuming regulatory approval to recover the project costs in rates, to not oppose or challenge (subject to limited exceptions) future issuances or renewals of environmental permits required to start-up or commence commercial operation of the Oak Creek expansion.

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

Our 2010 rate case proceeding has completed technical and public hearings and briefs have been submitted.

2010 Michigan Price Increase Request:   In July 2009, we filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. Pursuant to recently enacted Michigan legislation, we believe that we are allowed, upon the satisfaction of certain conditions, to self-implement a rate increase request, subject to refund with interest. Therefore, we expect a portion of the rate increase to be effective in early 2010 and a final decision from the MPSC is expected in July 2010.

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

We expect to provide a total of approximately $710.0 million of bill credits to our Wisconsin customers over the three year period ending December 31, 2010. As of September 30, 2009, we have issued approximately $462.4 million of bill credits to Wisconsin retail customers.

2008 Michigan Price Increase:   In January 2008, we filed a rate increase request with the MPSC. This request represented an increase in electric rates of 14.7%, or $22.0 million, to support the growing demand for electricity at that time, continued investment in renewable programs, compliance with environmental regulations, addition of distribution infrastructure and increased operational expenses. In November 2008, a settlement agreement with the MPSC staff and intervenors for a rate increase of $7.2 million, or 4.6%, was approved by the MPSC, effective January 1, 2009.

2008 Fuel Recovery Request:   In March 2008, we filed a rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel costs was being driven primarily by increases in the price of natural gas and the higher cost of transporting coal by rail as a result of increases in the cost of diesel fuel. On April 11, 2008, the PSCW approved an annual increase of $76.9 million (3.3%) in Wisconsin retail electric rates on an interim basis. In July 2008, we received the final rate order, which authorized an additional $42.0 million in rate increases, for a total increase of $118.9 million (5.1%). Any over-collection of fuel surcharge revenue in calendar year 2008 was subject to refund with interest at a rate of 10.75%. In April 2009, the PSCW ordered that we should refund $8.8 million (including interest) of over-collected fuel surcharge revenue. The refund was issued during the second quarter of 2009.

Oak Creek Air Quality Control System Approval:   In July 2008, we received approval from the PSCW granting us authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008, and we expect the installation to be completed during 2012. We currently expect the cost of completing this project to be approximately $800 million ($960 million including AFUDC). The amount of AFUDC is based on the assumption that AFUDC will accrue on 100% of the construction cost until the facilities are placed in service, which is consistent with the 2010 rate case filing. The cost of constructing these facilities is included in our estimates of the costs to implement the Consent Decree with the EPA.

Depreciation Rates:   Periodically, we engage consultants to perform depreciation studies on our utility assets to make recommendations regarding our depreciation rates. In 2008, a consultant completed a depreciation study that concluded that we should reduce our utility depreciation rates because of longer asset lives and increased salvage values. The consultant estimated that the new proposed rates would reduce annual depreciation expense by approximately $41 million. In January 2009, we filed the depreciation study with the PSCW. If the PSCW approves the depreciation study, we would expect to implement the new depreciation rates in 2010. We do not expect the new depreciation rates to have a material impact on earnings because we anticipate that the new depreciation rates will be considered when the PSCW sets our 2010 electric and gas prices.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2008 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

Renewable Energy Portfolio

In July 2008, we completed the purchase of rights to a new wind farm site in Central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. We entered into a conditional turbine agreement for the new wind facility and filed a revised, lower cost estimate with the PSCW in May 2009 of $335.2 million to $413.5 million, excluding AFUDC. We currently expect to install 90 wind turbines with generating capacity of up to approximately 207 MW, subject to turbine selection and the final site configuration. We expect 2012 to be the first full year of operation, subject to regulatory approvals.

In addition, in September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood, waste and sawdust will be used to produce approximately 50 MW of electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for either the federal production tax credit or the federal 30% investment tax credit. We currently expect the plant to cost approximately $250 million and to be completed during the first half of 2013, subject to regulatory approvals.

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

In May 2009, FERC issued an order denying rehearing on substantive matters for the rate period beginning August 10, 2007. However, FERC modified the effective date of that rate to November 10, 2008, and ordered MISO to cease the ongoing resettlement and to reconcile all invoices and payments therein. Similarly, in June 2009, FERC dismissed rehearing requests, but waived refunds for the period April 25, 2006 through November 4, 2007. FERC also stated for the first time that it was waiving refunds for the period April 1, 2005 through April 24, 2006. We, along with others, have sought rehearing and/or appeal of the FERC's May and June 2009 determinations pertaining to refunds. In addition, there are contested compliance matters pending FERC review. The net effects of FERC's rulings are uncertain at this time.

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

LEGAL MATTERS

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. We believe the Plan correctly calculated the lump-sum distributions. An adverse outcome of this lawsuit could affect Plan funding and expense. We are currently unable to predict the final outcome or impact of this litigation.

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

In March 2008, the EPA announced its decision to further lower the 8-hour ozone standard. Although additional counties may be designated as non-attainment areas under the revised standard, until those designations become final and until any potential additional rules are adopted, we are unable to predict the impact on the operation of our existing coal-fired generation facilities. In addition, in September 2009, the EPA announced that it would reconsider the 2008 ozone standard to ensure that the standard is protective enough. The EPA has said that it will propose any revisions to the ozone standards by December 2009 and issue a final decision by August 2010.

PM2.5 Standard:   In December 2004, the EPA designated PM2.5 non-attainment areas in the country. All counties in Wisconsin and all counties in the Upper Peninsula of Michigan were designated as in attainment with the standard. In December 2006, a more restrictive federal standard became effective; however, on February 24, 2009, the D.C. Circuit Court of Appeals issued a decision on the revised standard and remanded it back to the EPA for revision. The court's decision will likely result in an even more stringent annual PM2.5 standard. In October 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the 2006 daily standard for PM2.5. Wisconsin will now have three years to develop a SIP and submit it to the EPA for approval, and will need to implement actions to reach attainment in the 2014 - 2019 time period. Until such time as the EPA revises the 2006 standard consistent with the court's decision and the states develop rules and submit SIPs to the EPA to demonstrate how they intend to comply with the standard, we are unable to predict the impact of this more restrictive standard on the operation of our existing coal-fired generation facilities or Wisconsin Energy's new PTF generating units that we are leasing, including OC 1, OC 2 and PWGS.

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

The federal rule was challenged by a number of states, including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for reconsideration. The D.C. Circuit denied a request for a rehearing and the parties subsequently petitioned the U.S. Supreme Court for review of the D.C. Circuit's decision. In February 2009, the U.S. Supreme Court denied the petition for certiorari. In December 2008, a number of environmental groups also filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology limits for electric utilities. This latest complaint is still being processed by the D.C. Circuit. In July 2009, the EPA issued a proposed information collection request for national emission standards for coal-fired electric generating units. The scope of this request was expanded well beyond mercury and includes other hazardous air pollutants. If finalized, we expect we will be required to complete a detailed survey and extensive testing. The EPA intends to use this data to proceed with developing mercury Maximum Achievable Control Technology limits for utilities.

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

The American Clean Energy and Security Act of 2009 (otherwise known as the Waxman-Markey Bill) passed the U.S. House of Representatives on June 26, 2009. The bill, among other things, (i) establishes a federal renewable energy standard; (ii) permits energy efficiency measures to satisfy part of the renewable energy standard; and (iii) establishes a cap-and-trade program to reduce greenhouse gas emissions from various sectors of the economy, including electric and natural gas utilities. On September 30, 2009, Senators John Kerry and Barbara Boxer introduced the Clean Energy Jobs and American Power Act, which contains provisions similar to those in the Waxman-Markey Bill. The provisions of this bill are expected to be debated in the coming months in the U.S. Senate.

The Governors of both Michigan and Wisconsin have signed on to the "Midwestern Greenhouse Gas Reduction Accord" and the associated "platform" document developed through the Midwestern Governors Association. The stated goal of the platform is to "maximize the energy resources and economic advantages and opportunities of Midwestern states while reducing emissions of atmospheric CO2 and other greenhouse gases". The group charged with developing a regional cap-and-trade system under this Accord has recommended a plan that calls for a 20% reduction in greenhouse gas emissions from 2005 levels by 2020 and an 80% reduction by 2050. The group has stated that it prefers a federal cap-and-trade system, but it developed the plan in the event the U.S. Congress fails to act by 2012.

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

In addition, a recent decision in the U.S. Court of Appeals for the Second Circuit (Connecticut v. American Electric Power Co., No. 05-5104 (2d Cir., Sept. 21, 2009)) has made it easier for lawsuits based upon the alleged public nuisance of climate change to move forward. The court ruled that the plaintiffs have standing to file suit against six electric power corporations for their contribution to the alleged public nuisance of climate change, and that the court's jurisdiction over such lawsuit is not barred by the political question doctrine. The U.S. Court of Appeals for the Fifth Circuit, in another recent decision (Comer v. Murphy Oil Co., No. 07-60756 (5th Cir., Oct. 16, 2009)), made a similar ruling.

EPA Proposals to Regulate Greenhouse Gas Emissions:   In July 2008, the EPA issued an ANPR seeking comment on a large array of possible regulatory actions it is contemplating under the CAA to reduce greenhouse gas emissions. The proposed rules impact virtually all aspects of the economy including electric and natural gas utilities.

The EPA ANPR followed a U.S. Supreme Court decision in 2007 requiring the EPA to regulate greenhouse gas emissions from new motor vehicles under the CAA if it finds that they endanger public health or welfare. The ANPR sought comment on whether the EPA should make that finding and, if so, the types of regulations it should adopt. In April 2009, the EPA issued for public comment its finding that greenhouse gas emissions endanger public health and welfare, and that new motor vehicles contribute to greenhouse gas emissions and the threat of climate change. In September 2009, the EPA proposed a rule that, in concert with its proposed endangerment finding, would result in the regulation of greenhouse gas emissions from motor vehicles.

On September 30, 2009, the EPA issued two proposals intended to provide guidance on, and effectively change, how the CAA's existing permitting requirements could be applied to sources of greenhouse gas emissions in all sectors of the economy, including major stationary sources of air pollutants like electric generating plants. These proposals, if adopted, would provide a framework for the EPA to regulate greenhouse gas emissions from major sources under the CAA.

Under the first proposal, the EPA seeks to reconsider a 2008 EPA interpretation of when a pollutant, like CO2, becomes "subject to regulation" under the CAA's prevention of significant deterioration/new source review permitting program.

The second proposal would revise the threshold for when certain air permit and new source review requirements apply. This proposal is intended to exclude from regulation relatively small sources of greenhouse gas emissions once the EPA issues its final rule regulating emissions from motor vehicles. However, under this proposal, if we wanted to make major changes to a power plant that increases greenhouse gas emissions above certain specified levels, we would be required to obtain a permit that included requirements to minimize greenhouse gas emissions.

Depending on the extent of rate recovery and other factors, adoption of these rules could have a material adverse impact on our operations and financial condition.

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

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: October 30, 2009	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer