Form 10-Q
period 2010-03-31
WISCONSIN ELECTRIC POWER CO
filed 2010-05-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2010):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2010

	TABLE OF CONTENTS
Item		Page

	Introduction	7

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	8

	Consolidated Condensed Balance Sheets	9

	Consolidated Condensed Statements of Cash Flows	10

	Notes to Consolidated Condensed Financial Statements	11

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	30

4T.	Controls and Procedures	31

	Part II -- Other Information

1.	Legal Proceedings	31

1A.	Risk Factors	31

6.	Exhibits	32

	Signatures	33

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Wisconsin Electric Subsidiary and Affiliates

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Environmental Terms
CAA	Clean Air Act

Other Terms and Abbreviations
AQCS	Air Quality Control System
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
CPCN	Certificate of Public Convenience and Necessity
Energy Policy Act	Energy Policy Act of 2005
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
MISO	Midwest Independent Transmission System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
Moody's	Moody's Investor Service
OTC	Over-the-Counter
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

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
  The investment performance of Wisconsin Energy's pension and other post-retirement benefit trusts.
  The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.
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
  Other business or investment considerations that may be disclosed from time to time in our SEC filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,119,800 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 462,900 gas customers in Wisconsin and approximately 465 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 -- Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

Wisconsin Energy is also the parent company of Wisconsin Gas, a natural gas distribution utility, which serves customers throughout Wisconsin; and We Power, an unregulated company that was formed in 2001 to design, construct, own and lease to us the new generating capacity included in Wisconsin Energy's PTF strategy, which is described further in this report and in our 2009 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies". In April 2010, we, along with Wisconsin Gas, filed a joint application with the PSCW to merge Wisconsin Gas into Wisconsin Electric.

Other:   Bostco is our non-utility subsidiary that develops and invests in real estate. As of March 31, 2010, Bostco had $35.6 million of assets.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2009 Annual Report on Form 10-K, including the financial statements and notes therein.

PART I -- FINANCIAL INFORMATION
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31

	2010	2009

	(Millions of Dollars)

Operating Revenues	$ 933.9	$ 988.4

Operating Expenses
Fuel and purchased power	278.6	266.1
Cost of gas sold	152.1	217.2
Other operation and maintenance	343.8	320.4
Depreciation, decommissioning
and amortization	53.8	65.9
Property and revenue taxes	24.2	24.9

Total Operating Expenses	852.5	894.5

Amortization of Gain	49.4	64.2

Operating Income	130.8	158.1

Equity in Earnings of Transmission Affiliate	13.3	12.5
Other Income, net	6.1	5.9
Interest Expense, net	26.1	25.6

Income Before Income Taxes	124.1	150.9

Income Taxes	44.7	52.1

Net Income	79.4	98.8

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available for Common Stockholder	$ 79.1	$ 98.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	December 31, 2009
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 7,752.8	$ 7,718.0
Accumulated depreciation	(2,858.0)	(2,822.6)

	4,894.8	4,895.4
Construction work in progress	484.0	382.6
Leased facilities, net	1,906.9	959.6

Net Property, Plant and Equipment	7,285.7	6,237.6

Investments
Equity investment in transmission affiliate	282.5	276.7
Other	0.4	0.5

Total Investments	282.9	277.2

Current Assets
Cash and cash equivalents	10.5	18.3
Restricted cash	151.0	194.5
Accounts receivable	264.8	218.3
Accounts receivable from related parties	24.8	27.5
Accrued revenues	154.8	212.8
Materials, supplies and inventories	310.8	321.5
Prepayments	96.4	122.2
Regulatory assets	47.0	48.5
Other	31.1	25.5

Total Current Assets	1,091.2	1,189.1

Deferred Charges and Other Assets
Regulatory assets	1,019.6	1,014.6
Other	160.2	152.7

Total Deferred Charges and Other Assets	1,179.8	1,167.3

Total Assets	$ 9,839.6	$ 8,871.2

Capitalization and Liabilities

Capitalization
Common equity	$ 2,843.2	$ 2,804.2
Preferred stock	30.4	30.4
Long-term debt	1,969.8	1,969.5
Capital lease obligations	2,071.7	1,111.3

Total Capitalization	6,915.1	5,915.4

Current Liabilities
Long-term debt and capital lease obligations due currently	13.4	12.0
Short-term debt	52.5	92.0
Subsidiary note payable to Wisconsin Energy	28.0	28.2
Accounts payable	209.2	207.0
Accounts payable to related parties	79.7	79.9
Regulatory liabilities	167.6	220.8
Other	256.4	229.5

Total Current Liabilities	806.8	869.4

Deferred Credits and Other Liabilities
Regulatory liabilities	599.6	591.3
Deferred income taxes - long-term	849.3	833.8
Pension and other benefit obligations	381.7	374.2
Other	287.1	287.1

Total Deferred Credits and Other Liabilities	2,117.7	2,086.4

Total Capitalization and Liabilities	$ 9,839.6	$ 8,871.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31

2010	2009

(Millions of Dollars)
Operating Activities
Net income	$ 79.4	$ 98.8
Reconciliation to cash
Depreciation, decommissioning and amortization	55.8	68.3
Amortization of gain	(49.4)	(64.2)
Equity in earnings of transmission affiliate	(13.3)	(12.5)
Distributions from transmission affiliate	11.0	10.0
Deferred income taxes and investment tax credits, net	6.8	(7.2)
Contributions to benefit plans	-	(283.8)
Change in -	Accounts receivable and accrued revenues	(1.2)	(26.7)
Inventories	10.7	61.7
Other current assets	20.6	12.1
Accounts payable	(20.0)	(75.2)
Accrued income taxes, net	24.5	58.9
Deferred costs, net	6.5	11.5
Other current liabilities	15.4	24.2
Other, net	18.2	39.0

Cash Provided by (Used in) Operating Activities	165.0	(85.1)

Investing Activities
Capital expenditures	(119.2)	(118.2)
Investment in transmission affiliate	(3.5)	(5.5)
Change in restricted cash	43.5	57.9
Other, net	(10.3)	(6.8)

Cash Used in Investing Activities	(89.5)	(72.6)

Financing Activities
Dividends paid on common stock	(44.9)	(44.9)
Dividends paid on preferred stock	(0.3)	(0.3)
Change in total short-term debt	(39.7)	188.9
Other, net	1.6	0.3

Cash (Used in) Provided by Financing Activities	(83.3)	144.0

Change in Cash and Cash Equivalents	(7.8)	(13.7)

Cash and Cash Equivalents at Beginning of Period	18.3	28.4

Cash and Cash Equivalents at End of Period	$ 10.5	$ 14.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2009 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year 2010 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Amendments to Variable Interest Entity Consolidation Guidance:   In June 2009, the FASB issued new accounting guidance related to variable interest entity consolidation. The purpose of this guidance is to improve financial reporting by enterprises with variable interest entities. The new guidance is effective for all new and existing variable interest entities for fiscal years beginning after November 15, 2009. We adopted these provisions on January 1, 2010. This adoption did not have any impact on our financial condition, results of operations or cash flows. See Note 11 -- Variable Interest Entities for required disclosures.

3 -- COMMON EQUITY

Share-Based Compensation Expense:   For a description of share-based compensation, including Wisconsin Energy stock options, restricted stock and performance units, see Note I -- Common Equity in our 2009 Annual Report on Form 10-K. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding Wisconsin Energy stock options held by our employees during the period.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees during the three months ended March 31:

	2010	2009

	(Millions of Dollars)

Stock options	$1.7	$2.3
Performance units	2.5	3.4
Restricted stock	0.2	0.1

Share-based compensation expense	$4.4	$5.8

Related tax benefit	$1.8	$2.3

Stock Option Activity:   During the first three months of 2010, the Compensation Committee granted 257,350 Wisconsin Energy stock options to our employees that had an estimated fair value of $6.72 per share. During the first three months of 2009, the Compensation Committee granted 1,129,315 Wisconsin Energy stock options to our employees that had an estimated fair value of $8.01 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

	2010	2009

Risk-free interest rate	0.2% - 3.9%	0.3% - 2.5%
Dividend yield	3.7%	3.0%
Expected volatility	20.3%	25.9%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	6.2

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

The following is a summary of Wisconsin Energy stock option activity by our employees during the three months ended March 31, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
Stock Options	Options	Price	(Years)	(Millions)

Outstanding as of January 1, 2010	8,237,428	$38.95
Granted	257,350	$49.84
Exercised	(509,616)	$32.95
Forfeited	(5,000)	$45.70

Outstanding as of March 31, 2010	7,980,162	$39.68	6.0	$77.7

Exercisable as of March 31, 2010	5,393,222	$36.79	4.9	$68.1

The intrinsic value of Wisconsin Energy options exercised by our employees during the three months ended March 31, 2010 and 2009 was $8.6 million and $0.9 million, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $16.8 million and $1.2 million during the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $3.4 million and $0.4 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of March 31, 2010:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

			Remaining			Remaining
			Contractual			Contractual
	Number of	Exercise	Life	Number of	Exercise	Life
Range of Exercise Prices	Options	Price	(Years)	Options	Price	(Years)

$20.39 to $31.07	960,496	$25.67	2.7	960,496	$25.67	2.7
$33.44 to $39.48	3,114,743	$35.62	4.7	3,114,743	$35.62	4.7
$42.22 to $49.84	3,904,923	$46.37	7.9	1,317,983	$47.65	6.8

	7,980,162	$39.68	6.0	5,393,222	$36.79	4.9

The following table summarizes information about non-vested Wisconsin Energy stock options held by our employees during the three months ended March 31, 2010:

		Weighted-
	Number of	Average
Non-Vested Stock Options	Options	Fair Value

Non-vested as of January 1, 2010	3,409,280	$8.73
Granted	257,350	$6.72
Vested	(1,074,690)	$8.72
Forfeited	(5,000)	$8.53

Non-vested as of March 31, 2010	2,586,940	$8.53

As of March 31, 2010, total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $6.8 million, which is expected to be recognized over the next 15 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2010, the Compensation Committee granted 32,505 Wisconsin Energy restricted shares to certain of our key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders. The following restricted stock activity related to our employees occurred during the three months ended March 31, 2010:

		Weighted-
		Average
	Number of	Grant Date
Restricted Shares	Shares	Fair Value

Outstanding as of January 1, 2010	57,999
Granted	32,505	$49.55
Released	(500)	$40.35
Forfeited	(60)	$49.55

Outstanding as of March 31, 2010	89,944

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was zero and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same periods was zero and $0.1 million, respectively.

As of March 31, 2010, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.0 million, which is expected to be recognized over the next 34 months on a weighted-average basis.

Performance Units:   In January 2010 and 2009, the Compensation Committee awarded 260,310 and 309,310 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2009 and 2008 vested and were settled during the first quarter of 2010 and 2009, and had a total intrinsic value of $9.3 million and $7.9 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $3.2 million and $2.9 million, respectively. As of March 31, 2010, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $22.3 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note I -- Common Equity in our 2009 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. During the three months ended March 31, 2010 and 2009, total comprehensive income was equal to net income.

4 -- LONG-TERM DEBT

On February 2, 2010, OC 1 was placed into service. Prior to December 31, 2009, certain common facilities associated with the Oak Creek facility were placed into service. We now have care, custody and control of OC 1 and will operate and maintain it over the 30 year life of the lease. As a result of the commercial operation of OC 1, in February 2010, we recorded an additional capital lease asset and capital lease obligation related to the Oak Creek expansion totaling approximately $1.0 billion. The lease payments are expected to be recovered through our rates, as supported by the Wisconsin 2001 Leased Generation Law. The total obligation under the capital lease for OC 1, including the common facilities, was $1.3 billion as of March 31, 2010 and will decrease to zero over the remaining life of the contract.

5 -- DIVESTITURES

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital. In March 2010, the agreement became effective and we are in the process of requesting regulatory approvals. The completion of the sale is subject to approval by applicable regulatory bodies, including the PSCW and MPSC. If approved, we expect the sale to close by the end of 2010 and to realize proceeds of between $40 million and $45 million depending on the working capital balances and our level of capital investment in the unit prior to the sale.

6 -- FAIR VALUE MEASUREMENTS

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2010

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$151.0	$ -	$ -	$151.0
Derivatives	1.8	6.5	1.9	10.2

Total	$152.8	$6.5	$1.9	$161.2

Liabilities:
Derivatives	$9.2	$2.1	$ -	$11.3

Total	$9.2	$2.1	$ -	$11.3

Recurring Fair Value Measures	As of December 31, 2009

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$194.5	$ -	$ -	$194.5
Derivatives	0.6	3.3	5.8	9.7

Total	$195.1	$3.3	$5.8	$204.2

Liabilities:
Derivatives	$4.2	$2.4	$ -	$6.6

Total	$4.2	$2.4	$ -	$6.6

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

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	2010	2009

	(Millions of Dollars)

Balance as of January 1	$5.8	$8.8
Realized and unrealized gains (losses)	-	-
Purchases, issuances and settlements	(3.9)	(5.9)
Transfers in and/or out of Level 3	-	-

Balance as of March 31	$1.9	$2.9

Change in unrealized gains (losses) relating to instruments still held as of March 31	$ -	$ -

Derivative instruments reflected in Level 3 of the hierarchy include MISO FTRs that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 7 -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2010		December 31, 2009

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$21.2	$30.4	$20.2
Long-term debt including current portion	$1,987.1	$2,096.7	$1,987.1	$2,088.2

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

7 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of March 31, 2010, we recognized $16.7 million in regulatory assets and $9.6 million in regulatory liabilities related to derivatives in comparison to $11.6 million in regulatory assets and $9.3 million in regulatory liabilities as of December 31, 2009.

We record our current derivative assets on the balance sheet in Other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $1.1 million is recorded in Other deferred charges and other assets, and the long-term portion of our derivative liabilities of $0.8 million is recorded in Other deferred credits and other liabilities. Our Consolidated Condensed Balance Sheet as of March 31, 2010 and December 31, 2009 includes:

	March 31, 2010		December 31, 2009

	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability

	(Millions of Dollars)

Natural Gas	$2.0	$11.3	$1.2	$6.6
Energy	1.0	-	-	-
Fuel Oil	0.8	-	0.6	-
FTRs	1.9	-	5.8	-
Coal	4.5	-	2.1	-

Total	$10.2	$11.3	$9.7	$6.6

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies for those commodities supporting our electric operations and natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the quarters ended March 31, 2010 and 2009 were as follows:

	March 31, 2010		March 31, 2009

	Volume	Gains (Losses)	Volume	Gains (Losses)

		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	12.7 million Dth	($7.4)	11.2 million Dth	($17.6)
Energy	57,200 MWh	0.2	11,920 MWh	(0.5)
Fuel Oil	1.8 million gallons	0.2	0.9 million gallons	(0.3)
FTRs	5,431 MW	9.0	6,180 MW	0.5

Total		$2.0		($17.9)

As of March 31, 2010 and December 31, 2009, we have posted collateral of $12.4 million and $6.6 million, respectively, in our margin accounts. These amounts are recorded on the balance sheet in Other current assets.

8 -- BENEFITS

The components of our net periodic pension and OPEB costs for the three months ended March 31 were as follows:

	Pension Benefits		OPEB

Benefit Plan Cost Components	2010	2009	2010	2009

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$6.4	$5.2	$2.7	$2.1
Interest cost	14.8	15.5	4.4	4.2
Expected return on plan assets	(15.0)	(18.2)	(2.3)	(2.3)
Amortization of:
Transition obligation	-	-	0.1	0.1
Prior service cost (credit)	0.5	0.6	(2.9)	(3.2)
Actuarial loss	4.6	3.4	2.0	1.4

Net Periodic Benefit Cost	$11.3	$6.5	$4.0	$2.3

In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of Wisconsin Energy's pension plan to invest in the commercial paper of Wisconsin Energy. As of March 31, 2010, the Pension Trust and OPEB plan assets included our share of approximately $18 million of commercial paper issued by Wisconsin Energy, which represents less than 10% of the total assets of the plan.

9 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of March 31, 2010, we had the following guarantees:

Maximum Potential
Future Payments	Outstanding	Liability Recorded

(Millions of Dollars)

$2.9	$0.1	$ -

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $11.1 million as of March 31, 2010 and $10.8 million as of December 31, 2009.

10 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable operating segments for the three months ended March 31, 2010 and 2009 is shown in the following table:

	Reportable Operating Segments

	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

March 31, 2010
Operating Revenues (a)	$703.8	$215.2	$14.9	$933.9
Operating Income	$97.4	$28.9	$4.5	$130.8

March 31, 2009
Operating Revenues (a)	$685.7	$287.5	$15.2	$988.4
Operating Income	$114.8	$37.8	$5.5	$158.1

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

As of March 31, 2010, our total assets in our electric utility segment increased by approximately $1.0 billion as compared to December 31, 2009 primarily due to the commencement of commercial operation of OC 1 in February 2010, at which time we recorded an additional capital lease asset of approximately $1.0 billion.

11 -- VARIABLE INTEREST ENTITIES

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

We have identified two tolling and purchased power agreements with third parties which represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of three years. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the remaining term of 13 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $405.9 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the period ended March 31, 2010 were $14.7 million. Our maximum exposure to loss is limited to the capacity payments under the contracts.

12 -- COMMITMENTS AND CONTINGENCIES

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

Income Taxes:   Within the next 12 months, we believe that our federal and state unrecognized tax benefits may decrease by approximately $12 million to $15 million as the result of payments on tax obligations.

13 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2010, we paid $0.6 million in interest, capitalized $2.4 million of interest expense and paid $10.3 million in income taxes, net of refunds. During the three months ended March 31, 2009, we paid $0.5 million in interest, net of amounts capitalized, and we did not pay any income taxes, net of refunds.

As of March 31, 2010 and 2009, the amount of accounts payable related to capital expenditures was $30.1 million and $21.8 million, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2010

EARNINGS

We had net income of $79.4 million for the first quarter of 2010, a decrease of $19.4 million, or 19.6%, from the first quarter of 2009. Our operating income was $130.8 million for the first quarter of 2010, a decrease of $27.3 million, or 17.3%, from the first quarter of 2009. The decrease in operating income was primarily caused by unfavorable recoveries of revenues associated with fuel and purchased power and milder weather in 2010. During the first quarter of 2010, we experienced unfavorable fuel recoveries of approximately $24 million. During the same period in 2009, we experienced favorable fuel recoveries of approximately $28 million. Although we received a fuel order from the PSCW in March 2010 allowing us to increase our rates on an interim basis, we expect to be in an unfavorable fuel recovery position for 2010. For additional information on the fuel order, see Factors Affecting Results, Liquidity and Capital Resources - Rates and Regulatory Matters -- 2010 Fuel Recovery Request.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the three months ended March 31 including favorable (better (B)) or unfavorable (worse (W)) variances:

	Electric Revenues			MWh Sales

Electric Utility Operations	2010	B (W)	2009	2010	B (W)	2009

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$261.4	$4.0	$257.4	2,001.3	(71.8)	2,073.1
Small Commercial/Industrial	217.1	(5.0)	222.1	2,147.7	(74.2)	2,221.9
Large Commercial/Industrial	155.1	13.5	141.6	2,364.3	172.1	2,192.2
Other - Retail	5.8	0.2	5.6	40.4	(0.4)	40.8

Total Retail	639.4	12.7	626.7	6,553.7	25.7	6,528.0
Wholesale - Other	41.4	6.5	34.9	636.3	61.4	574.9
Resale - Utilities	15.3	(2.7)	18.0	365.9	(111.2)	477.1
Other Operating Revenues	7.7	1.6	6.1	-	-	-

Total	$703.8	$18.1	$685.7	7,555.9	(24.1)	7,580.0

Weather -- Degree Days (a)
Heating (3,244 Normal)				3,144	(314)	3,458

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $18.1 million, or 2.6%, when compared to the first quarter of 2009. The most significant factors that caused a change in revenues were:

  2010 pricing increases totaling approximately $14.8 million, reflecting the reduction of Point Beach bill credits to retail customers.
  Net pricing increases totaling $7.8 million related to Wisconsin and Michigan rate orders. Effective January 1, 2010, our Wisconsin retail rates increased 3.4%. However, the rate component attributable to fuel and purchased power costs decreased by 13.8%.
  Unfavorable weather that reduced electric revenues by an estimated $13.3 million as compared to the first quarter of 2009.

As measured by heating degree days, the first quarter of 2010 was 9.1% warmer than the same period in 2009 and 3.1% warmer than normal. Retail sales to our residential and small commercial and industrial customers decreased by 3.4% primarily due to weather. Sales to our large commercial and industrial customers increased by 7.9% during the first quarter of 2010 as compared to the same period in 2009. However, electric sales to our largest customers, two iron ore mines, which represent approximately 6.0% of our annual sales, increased significantly for the quarter. If these sales are excluded, sales to our large commercial and industrial customers increased 0.5% for the first quarter of 2010 as compared to the first quarter of 2009.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $12.5 million, or 4.7%, when compared to the first quarter of 2009. This increase was primarily caused by higher coal and transportation costs. We expect fuel and purchased power costs for the remainder of 2010 to be impacted primarily by higher coal and transportation costs and higher MWh sales as compared with 2009.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2010 with similar information for the first quarter of 2009. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas revenues decreased by $72.3 million, or 25.1%, primarily due to milder weather and lower natural gas costs.

	Three Months Ended March 31

Gas Utility Operations	2010	B (W)	2009

	(Millions of Dollars)

Gas Operating Revenues	$215.2	($72.3)	$287.5
Cost of Gas Sold	152.1	65.1	217.2

Gross Margin	$63.1	($7.2)	$70.3

The following table compares our gas utility gross margin and therm deliveries by customer class during the three months ended March 31:

	Gross Margin			Therm Deliveries

Gas Utility Operations	2010	B (W)	2009	2010	B (W)	2009

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$42.7	($4.0)	$46.7	153.1	(16.8)	169.9
Commercial/Industrial	15.1	(3.0)	18.1	85.9	(14.2)	100.1
Interruptible	0.2	-	0.2	2.3	(0.2)	2.5

Total Retail	58.0	(7.0)	65.0	241.3	(31.2)	272.5
Transported Gas	4.5	-	4.5	85.6	(6.0)	91.6
Other	0.6	(0.2)	0.8	-	-	-

Total	$63.1	($7.2)	$70.3	326.9	(37.2)	364.1

Weather -- Degree Days (a)
Heating (3,244 Normal)				3,144	(314)	3,458

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $7.2 million, or approximately 10.2%, when compared to the first quarter of 2009. We estimate that approximately $5.3 million of this decrease relates to a decline in sales volumes as a result of milder winter weather during the first quarter of 2010 as compared to the first quarter of 2009. As measured by heating degree days, the first quarter of 2010 was 9.1% warmer than the same period in 2009 and 3.1% warmer than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $23.4 million, or approximately 7.3%, when compared to the first quarter of 2009. The 2010 PSCW rate case order allowed for pricing increases related to regulatory items including PTF lease costs, bad debt expense and amortization of other deferred costs. We estimate that these items were approximately $16.4 million higher in the first quarter of 2010 as compared to the same period in 2009. In addition, operation and maintenance expenses at our power plants increased by approximately $7.5 million primarily due to the operation of OC 1, which was placed into service in February 2010.

Depreciation, Decommissioning and Amortization Expense

Our depreciation, decommissioning and amortization expense decreased by $12.1 million, or approximately 18.4%, when compared to the first quarter of 2009 primarily due to new depreciation rates that were implemented in connection with the 2010 PSCW rate case order. The new depreciation rates generally reflect longer lives for our utility assets.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits are being returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits to our customers. When the bill credits are issued to customers, we transfer cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. During the first three months of 2010 and 2009, the Amortization of Gain was $49.4 million and $64.2 million, respectively.

For 2010, we expect to see a reduction in the Amortization of Gain of approximately $37.0 million as compared to 2009 because of the scheduled decrease in bill credits. We expect that all remaining bill credits will be issued by the end of 2010.

Other Income, net

Other income, net increased by $0.2 million, or approximately 3.4%, when compared to the first quarter of 2009 primarily due to an increase in AFUDC - Equity related to the construction of our Oak Creek AQCS project, offset by a reduction in interest income.

Interest Expense, net

	Three Months Ended March 31

Interest Expense, net	2010	2009

	(Millions of Dollars)

Gross Interest Costs	$28.5	$26.8
Less: Capitalized Interest	2.4	1.2

Interest Expense, net	$26.1	$25.6

Our gross interest costs increased by $1.7 million, or 6.3%, when compared to the first quarter of 2009 primarily due to higher long-term debt balances to fund our planned construction activity. Our capitalized interest increased by $1.2 million primarily due to increased capital expenditures related to our Oak Creek AQCS project during the first quarter of 2010 as compared to the same period in 2009.

As a result, our net interest expense increased by $0.5 million, or 2.0%, as compared to the first quarter of 2009.

Income Taxes

For the first quarter of 2010, our effective tax rate was 36.0% compared to 34.5% for the first quarter of 2009. We expect our 2010 annual effective tax rate to be between 35.0% and 36.0%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2010	2009

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$165.0	($85.1)
Investing Activities	($89.5)	($72.6)
Financing Activities	($83.3)	$144.0

Operating Activities

Cash provided by operating activities was $165.0 million during the three months ended March 31, 2010 compared to $85.1 million used in operating activities during the same period in 2009. The largest item which led to the increase in cash from operations related to $283.8 million of contributions to Wisconsin Energy's benefit plans in the first quarter of 2009. No such contributions were required in the first quarter of 2010.

Investing Activities

Cash used in investing activities was $89.5 million during the three months ended March 31, 2010, which was $16.9 million higher than the same period in 2009. The increase in cash used in investing activities primarily reflects a reduction in the release of restricted cash related to the Point Beach bill credits. During the first quarter of 2010, we released $14.4 million less from restricted cash as compared to the same period in 2009.

Financing Activities

Cash used in financing activities was $83.3 million during the three months ended March 31, 2010 compared to $144.0 million provided by financing activities during the same period in 2009. The decrease in financing cash flows is primarily due to changes in our debt levels. During the first quarter of 2010, we decreased our short-term debt levels by $39.7 million compared to a $188.9 million increase in our short-term debt levels during the same period in 2009.

CAPITAL RESOURCES AND REQUIREMENTS

Capital Resources

We anticipate meeting our capital requirements during the remaining nine months of 2010 primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and an equity contribution from our parent. Beyond 2010, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings, the issuance of debt securities and equity contributions from our parent.

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

An affiliate of Lehman Brothers Holdings, which filed for bankruptcy in September 2008, committed approximately $23.6 million under our bank back-up credit facility. We have no current plans to replace Lehman's commitment. Excluding Lehman's commitment, as of March 31, 2010, we had approximately $474.1 million of available, undrawn lines under our bank back-up credit facility. As of March 31, 2010, we had approximately $52.5 million of commercial paper outstanding that was supported by the available lines of credit.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of March 31, 2010:

Total Facility *	Letters of Credit	Credit Available *	Facility Expiration

(Millions of Dollars)

$476.4	$2.3	$474.1	March 2011

*	Excludes Lehman's commitment

We recorded an increase of approximately $1.0 billion to our capital lease obligation in connection with OC 1 being placed into service in February 2010. For additional information, see Note 4 -- Long-Term Debt in the Notes to Consolidated Condensed Financial Statements in this report.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of March 31, 2010, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Access to capital markets at a reasonable cost is determined in large part by credit quality. The following table summarizes the ratings of our debt securities and preferred stock by S&P, Moody's and Fitch as of March 31, 2010:

	S&P	Moody's	Fitch

Commercial Paper	A-2	P-1	F1
Secured Senior Debt	A-	Aa3	AA-
Unsecured Debt	A-	A1	A+
Preferred Stock	BBB	A3	A-

Fitch recently revised its ratings guidelines on corporate and utility preferred securities. These ratings guideline revisions reduced the ratings of our Preferred Stock one notch from A to A-.

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

Capital Requirements

Capital requirements during the remainder of 2010 are expected to be principally for capital expenditures related to our electric distribution system and the Oak Creek AQCS project. Our 2010 annual capital expenditure budget is approximately $736 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support commodity contracts and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 9 -- Guarantees and Note 11 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $25.5 billion as of March 31, 2010 compared with $21.4 billion as of December 31, 2009. Our total contractual obligations and other commercial commitments as of March 31, 2010 increased compared with December 31, 2009 primarily due to increased capital lease obligations related to OC 1, which was placed into service in February 2010.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2009 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, Wisconsin Energy's PTF strategy, rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

POWER THE FUTURE

Under Wisconsin Energy's PTF strategy, we expect to meet a significant portion of our future generation needs through the leasing of the PWGS and the Oak Creek expansion. We are leasing the PWGS units and OC 1 from We Power under long-term leases, and we will recover the lease payments in our electric rates. When OC 2 goes into service, we expect to also recover those lease payments in our electric rates. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2009 Annual Report on Form 10-K for additional information on PTF.

Oak Creek Expansion:   OC 1 was placed into service in February 2010. The guaranteed in-service date for OC 2 is November 28, 2010.

RATES AND REGULATORY MATTERS

2010 Wisconsin Rate Case:   In March 2009, we initiated rate proceedings with the PSCW. We initially asked the PSCW to approve a rate increase for our Wisconsin retail electric customers of approximately $76.5 million, or 2.8%, and a rate increase for our natural gas customers of approximately $22.1 million, or 3.6%. In addition, we requested increases of approximately $1.4 million, or 5.8%, and approximately $1.3 million, or 6.8%, for our Milwaukee Downtown (Valley) steam utility customers and Milwaukee County steam utility customers, respectively.

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
  A decrease of approximately $2.0 million (0.35%) for natural gas service; and
  A decrease of approximately $0.4 million (1.65%) for our Valley steam utility customers and a decrease of approximately $0.1 million (0.47%) for our Milwaukee County steam utility customers.

These rate adjustments became effective January 1, 2010. In addition, the PSCW lowered our authorized return on equity from 10.75% to 10.4%.

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

2010 Fuel Recovery Request:   On February 19, 2010, we filed a $60.5 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel and purchased power costs is being driven primarily by increases in the price of natural gas compared to the forecasted prices included in the 2010 PSCW rate case order, changes in the timing of plant outages and increased MISO costs. On March 25, 2010, the PSCW approved an annual increase of $60.5 million in Wisconsin retail electric rates on an interim basis. The increased rates were effective March 25, 2010. The revenues that we collect are subject to refund with interest at a rate of 10.4%, pending PSCW review and final approval, which we expect by the end of 2010.

Wisconsin Electric - Wisconsin Gas Merger:   On April 1, 2010, we, along with Wisconsin Gas, filed a joint application with the PSCW to merge Wisconsin Gas into Wisconsin Electric. If approved by the PSCW, we anticipate the merger would be completed by year-end 2010. We do not expect the merger to have any material adverse effect on our financial condition. In addition, we do not expect the merger request to have any negative rate impact on customers.

Renewable Energy Portfolio:   In July 2008, we completed the purchase of rights to a new wind farm site in Central Wisconsin, Glacier Hills Wind Park, and filed a request for a CPCN with the PSCW in October 2008. The PSCW approved the CPCN in January 2010. We currently expect to install up to 90 wind turbines with a total generating capacity of up to approximately 162 MW, subject to the final site configuration. This project is expected to cost between $360 million and $370 million, excluding AFUDC. We expect 2012 to be the first full year of operation.

In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood, waste and sawdust will be used to produce approximately 50 MW of electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for either the federal production tax credit or the federal 30% investment tax credit. We currently expect to invest approximately $255 million in the plant and for it to be completed during the fall of 2013, subject to regulatory and other approvals. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. We expect the PSCW to approve the Certificate of Authority by the end of 2010.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2009 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

ENVIRONMENTAL MATTERS

EPA Regulation of Greenhouse Gas Emissions under the Clean Air Act:   In December 2009, the EPA issued its endangerment finding related to greenhouse gas emissions. This determination provides that the atmospheric mix of six greenhouse gases endangers public health and welfare. The determination specifically addresses only the contribution to air pollution of greenhouse gas emissions from motor vehicles. On March 29, 2010, the EPA finalized its determination of when the CAA's permitting requirements for emissions from facilities, including electric generating units, would apply to greenhouse gas emissions. The agency determined that greenhouse gas emissions from such facilities will be subject to regulation under the CAA beginning on January 2, 2011, the date that the motor vehicle standards take effect. On April 1, 2010, the EPA issued its final motor vehicle rule establishing limits on greenhouse gas emissions from new motor vehicles. These actions set in motion a regulatory process that will lead to regulation of greenhouse gas emissions from stationary sources, including electric generating units, absent legislative action or intervention by the Administration. Regulation of greenhouse gas emissions from power plants will impact our ability to do maintenance or modify our existing facilities, and permit new facilities.

In September 2009, the EPA issued two proposals related to how the CAA's existing permitting requirements could be applied to sources of greenhouse gas emissions in all sectors of the economy, including major stationary sources of air pollutants like electric generating plants. The endangerment finding, the regulation of greenhouse gas emissions from motor vehicles and these two additional proposals, when finalized, will provide a framework for the EPA to regulate greenhouse gas emissions from major sources under the CAA.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2009 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

NUCLEAR OPERATIONS

Used Nuclear Fuel Storage and Disposal:   The Nuclear Waste Policy Act established the Nuclear Waste Fund which is composed of payments made by the generators and owners of nuclear plants. We owned Point Beach through September 2007 and placed approximately $215.2 million into this fund. Effective January 31, 1998, the DOE failed to meet its contractual obligation to begin removing used fuel from Point Beach. We filed a complaint in November 2000 against the DOE in the Court of Federal Claims for failure to begin performance. In December 2009, the Court ruled in our favor, granting us more than $50 million in damages. In February 2010, the DOE filed an appeal. We anticipate that any recoveries will be included in future rate cases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2009 Annual Report on Form 10-K.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2009 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

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

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: May 6, 2010	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer