Form 10-Q
period 2010-09-30
WISCONSIN ELECTRIC POWER CO
filed 2010-10-27
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2010):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

	WISCONSIN ELECTRIC POWER COMPANY

	FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2010

	TABLE OF CONTENTS
Item		Page

	Introduction	7

	Part I -- Financial Information

1.	Financial Statements

	Consolidated Condensed Income Statements	8

	Consolidated Condensed Balance Sheets	9

	Consolidated Condensed Statements of Cash Flows	10

	Notes to Consolidated Condensed Financial Statements	11

2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	35

4T.	Controls and Procedures	35

	Part II -- Other Information

1.	Legal Proceedings	35

1A.	Risk Factors	36

5.	Other Information	36

6.	Exhibits	36

	Signatures	37

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Wisconsin Electric Subsidiary and Affiliates

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Environmental Terms
CAIR	Clean Air Interstate Rule
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
CPCN	Certificate of Public Convenience and Necessity
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
S&P	Standard & Poor's Ratings Services

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS - (Cont'd)

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, on-going legal proceedings, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "should" or similar terms or variations of these terms.

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
  Current and future litigation, regulatory investigations, proceedings or inquiries, including the pending lawsuit against the Wisconsin Energy Corporation Retirement Account Plan (Plan), FERC matters, and Internal Revenue Service audits and other tax matters.
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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,118,100 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 462,700 gas customers in Wisconsin and approximately 460 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 -- Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Other:   Bostco is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2010, Bostco had $35.4 million of assets.

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

PART I -- FINANCIAL INFORMATION
PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

	(Millions of Dollars)

Operating Revenues	$ 883.2	$ 738.3	$ 2,594.7	$ 2,450.4

Operating Expenses
Fuel and purchased power	336.8	293.2	875.0	813.0
Cost of gas sold	27.0	26.4	218.7	285.9
Other operation and maintenance	356.1	301.5	1,051.4	926.5
Depreciation and amortization	54.3	66.9	162.1	198.9
Property and revenue taxes	24.6	24.8	72.7	74.6

Total Operating Expenses	798.8	712.8	2,379.9	2,298.9

Amortization of Gain	55.2	57.9	151.8	177.2

Operating Income	139.6	83.4	366.6	328.7

Equity in Earnings of Transmission Affiliate	13.4	13.1	40.0	38.3
Other Income, net	9.5	9.5	25.2	21.8
Interest Expense, net	25.5	24.8	77.1	75.6

Income Before Income Taxes	137.0	81.2	354.7	313.2

Income Taxes	47.4	28.5	124.3	110.2

Net Income	89.6	52.7	230.4	203.0

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available for Common Stockholder	$ 89.3	$ 52.4	$ 229.5	$ 202.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
	(Millions of Dollars)
Assets

Property, Plant and Equipment
In service	$ 7,819.6	$ 7,718.0
Accumulated depreciation	(2,855.6)	(2,822.6)

	4,964.0	4,895.4
Construction work in progress	660.0	382.6
Leased facilities, net	1,869.6	959.6

Net Property, Plant and Equipment	7,493.6	6,237.6

Investments
Equity investment in transmission affiliate	287.6	276.7
Other	0.4	0.5

Total Investments	288.0	277.2

Current Assets
Cash and cash equivalents	10.7	18.3
Restricted cash	62.7	194.5
Accounts receivable	251.5	223.0
Accounts receivable from related parties	23.7	22.8
Accrued revenues	146.4	212.8
Materials, supplies and inventories	347.0	321.5
Prepayments	84.3	122.2
Regulatory assets	47.0	48.5
Other	27.5	25.5

Total Current Assets	1,000.8	1,189.1

Deferred Charges and Other Assets
Regulatory assets	1,033.3	1,014.6
Other	161.3	152.7

Total Deferred Charges and Other Assets	1,194.6	1,167.3

Total Assets	$ 9,977.0	$ 8,871.2

Capitalization and Liabilities

Capitalization
Common equity	$ 3,020.1	$ 2,804.2
Preferred stock	30.4	30.4
Long-term debt	1,970.5	1,969.5
Capital lease obligations	2,064.7	1,111.3

Total Capitalization	7,085.7	5,915.4

Current Liabilities
Long-term debt and capital lease obligations due currently	19.0	12.0
Short-term debt	44.5	92.0
Subsidiary note payable to Wisconsin Energy	28.0	28.2
Accounts payable	208.1	207.0
Accounts payable to related parties	88.4	79.9
Regulatory liabilities	65.4	220.8
Other	265.6	229.5

Total Current Liabilities	719.0	869.4

Deferred Credits and Other Liabilities
Regulatory liabilities	663.7	591.3
Deferred income taxes - long-term	842.2	833.8
Pension and other benefit obligations	398.8	374.2
Other	267.6	287.1

Total Deferred Credits and Other Liabilities	2,172.3	2,086.4

Total Capitalization and Liabilities	$ 9,977.0	$ 8,871.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30

2010	2009

(Millions of Dollars)
Operating Activities
Net income	$ 230.4	$ 203.0
Reconciliation to cash
Depreciation and amortization	168.2	206.3
Amortization of gain	(151.8)	(177.2)
Equity in earnings of transmission affiliate	(40.0)	(38.3)
Distributions from transmission affiliate	32.4	30.3
Deferred income taxes and investment tax credits, net	(13.2)	81.7
Contributions to benefit plans	-	(283.8)
Change in -	Accounts receivable and accrued revenues	23.3	102.2
Inventories	(25.5)	(24.3)
Other current assets	42.1	52.4
Accounts payable	1.7	(95.8)
Accrued income taxes, net	14.2	24.9
Deferred costs, net	19.5	34.6
Other current liabilities	20.2	10.3
Other, net	41.3	(16.1)

Cash Provided by Operating Activities	362.8	110.2

Investing Activities
Capital expenditures	(396.9)	(349.1)
Investment in transmission affiliate	(3.5)	(15.8)
Change in restricted cash	131.8	149.5
Other, net	(29.2)	(17.4)

Cash Used in Investing Activities	(297.8)	(232.8)

Financing Activities
Dividends paid on common stock	(134.7)	(134.7)
Dividends paid on preferred stock	(0.9)	(0.9)
Retirement and repurchase of long-term debt	-	(147.0)
Change in total short-term debt	(47.7)	384.0
Capital contribution from parent	100.0	-
Other, net	10.7	1.1

Cash (Used in) Provided by Financing Activities	(72.6)	102.5

Change in Cash and Cash Equivalents	(7.6)	(20.1)

Cash and Cash Equivalents at Beginning of Period	18.3	28.4

Cash and Cash Equivalents at End of Period	$ 10.7	$ 8.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2009 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year 2010 because of seasonal and other factors.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees:

	Three Months Ended September 30		Nine Months Ended September 30

	2010	2009	2010	2009

	(Millions of Dollars)

Stock options	$1.8	$2.5	$5.2	$7.4
Performance units	9.7	5.1	19.7	8.6
Restricted stock	0.2	0.1	0.6	0.3

Share-based compensation expense	$11.7	$7.7	$25.5	$16.3

Related Tax Benefit	$4.6	$3.2	$10.2	$6.6

Stock Option Activity:   During the first nine months of 2010, the Compensation Committee granted 257,350 Wisconsin Energy stock options to our employees that had an estimated fair value of $6.72 per share. During the first nine months of 2009, the Compensation Committee granted 1,129,315 Wisconsin Energy stock options to our employees that had an estimated fair value of $8.01 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

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

The following is a summary of our employees' Wisconsin Energy stock option activity for the three and nine months ended September 30, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Life	Value
Stock Options	Options	Price	(Years)	(Millions)

Outstanding as of July 1, 2010	7,323,009	$40.28
Granted	-	$ -
Exercised	(899,123)	$31.39
Forfeited	-	$ -

Outstanding as of September 30, 2010	6,423,886	$41.53

Outstanding as of January 1, 2010	8,237,428	$38.95
Granted	257,350	$49.84
Exercised	(2,065,892)	$32.29
Forfeited	(5,000)	$45.70

Outstanding as of September 30, 2010	6,423,886	$41.53	6.0	$104.5

Exercisable as of September 30, 2010	3,836,946	$38.70	4.8	$73.3

The intrinsic value of Wisconsin Energy options exercised by our employees was $22.6 million and $43.6 million for the three and nine months ended September 30, 2010, and $2.5 million and $3.7 million for the same periods in 2009, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $66.7 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from option exercises during the same periods was approximately $17.4 million and $1.5 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees that were outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average

			Remaining			Remaining
			Contractual			Contractual
	Number of	Exercise	Life	Number of	Exercise	Life
Range of Exercise Prices	Options	Price	(Years)	Options	Price	(Years)

$20.39 to $25.41	281,270	$24.04	1.7	281,270	$24.04	1.7
$33.44 to $39.48	2,355,598	$35.88	4.3	2,355,598	$35.88	4.3
$42.22 to $49.84	3,787,018	$46.34	7.4	1,200,078	$47.70	6.3

	6,423,886	$41.53	6.0	3,836,946	$38.70	4.8

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the nine months ended September 30, 2010. There was no activity related to non-vested stock options during the third quarter of 2010.

		Weighted-
		Average
	Number of	Fair
Non-Vested Stock Options	Options	Value

Non-vested as of January 1, 2010	3,409,280	$8.73
Granted	257,350	$6.72
Vested	(1,074,690)	$8.72
Forfeited	(5,000)	$8.53

Non-vested as of September 30, 2010	2,586,940	$8.53

As of September 30, 2010, our total compensation costs related to non-vested Wisconsin Energy stock options not yet recognized was approximately $3.3 million, which is expected to be recognized over the next 12 months on a weighted-average basis.

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

The following restricted stock activity related to our employees occurred during the three and nine months ended September 30, 2010:

		Weighted-
		Average
	Number of	Grant Date
Restricted Shares	Shares	Fair Value

Outstanding as of July 1, 2010	85,993
Granted	-	$ -
Released	(1,924)	$29.13
Forfeited	-	$ -

Outstanding as of September 30, 2010	84,069

Outstanding as of January 1, 2010	57,999
Granted	32,505	$49.55
Released	(6,375)	$27.64
Forfeited	(60)	$49.55

Outstanding as of September 30, 2010	84,069

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $0.1 million and $0.3 million for the three and nine months ended September 30, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $0.1 million for the three and nine month periods ended September 30, 2010 and 2009.

As of September 30, 2010, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $1.6 million, which is expected to be recognized over the next 28 months on a weighted-average basis.

Performance Units:   In January 2010 and 2009, the Compensation Committee awarded 260,310 and 309,310 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2009 and 2008 vested and were settled during the first quarter of 2010 and 2009, and had a total intrinsic value of $9.3 million and $7.9 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $3.2 million and $2.9 million, respectively. As of September 30, 2010, total compensation cost related to performance units not yet recognized was approximately $29.4 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Equity Contribution:   Our capitalization reflects the impact of a $100.0 million equity contribution from Wisconsin Energy during the third quarter of 2010.

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

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. During the nine months ended September 30, 2010 and 2009, total comprehensive income was equal to net income.

4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On February 2, 2010, Oak Creek expansion Unit 1 (OC 1) was placed in service. Prior to December 31, 2009, certain common facilities associated with the Oak Creek expansion were placed in service. We now have care, custody and control of OC 1 and will operate and maintain it over the 30 year life of the lease. As a result of the commercial operation of OC 1, in February 2010, we recorded an additional capital lease asset and capital lease obligation related to the Oak Creek expansion totaling approximately $1.0 billion. The lease payments are expected to be recovered through our rates, as supported by the Wisconsin 2001 Leased Generation Law. The total obligation under the capital lease for OC 1, including the common facilities, was $1.3 billion as of September 30, 2010 and will decrease to zero over the remaining life of the contract.

5 -- DIVESTITURES

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp., for our net book value, including working capital. In March 2010, the agreement became effective and we are in the process of receiving regulatory approvals. The completion of the sale is subject to approval by applicable regulatory bodies, including the FERC, Public Service Commission of Wisconsin (PSCW) and Michigan Public Service Commission (MPSC). In June 2010, we received approval for the sale from FERC. If approved by the remaining regulatory bodies, we expect the sale to close by the end of 2010 and to realize proceeds of between $40 million and $45 million depending on the working capital balances and our level of capital investment in the unit prior to the sale.

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2010

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$62.7	$ -	$ -	$62.7
Derivatives	2.3	3.3	10.4	16.0

Total	$65.0	$3.3	$10.4	$78.7

Liabilities:
Derivatives	$8.0	$5.1	$ -	$13.1

Total	$8.0	$5.1	$ -	$13.1

Recurring Fair Value Measures	As of December 31, 2009

	Level 1	Level 2	Level 3	Total

	(Millions of Dollars)
Assets:
Restricted Cash	$194.5	$ -	$ -	$194.5
Derivatives	0.6	3.3	5.8	9.7

Total	$195.1	$3.3	$5.8	$204.2

Liabilities:
Derivatives	$4.2	$2.4	$ -	$6.6

Total	$4.2	$2.4	$ -	$6.6

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

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Quarter to Date		Year to Date

	2010	2009	2010	2009

	(Millions of Dollars)

Beginning Balance	$15.9	$15.4	$5.8	$8.8
Realized and unrealized gains (losses)	-	-	-	-
Purchases, issuances and settlements	(5.5)	(5.3)	4.6	1.3
Transfers in and/or out of Level 3	-	-	-	-

Balance as of September 30	$10.4	$10.1	$10.4	$10.1

Change in unrealized gains (losses) relating to instruments still held as of September 30	$ -	$ -	$ -	$ -

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2010		December 31, 2009

Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$23.0	$30.4	$20.2
Long-term debt including current portion	$1,987.0	$2,255.3	$1,987.1	$2,088.2

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of September 30, 2010, we recognized $17.6 million in regulatory assets and $14.8 million in regulatory liabilities related to derivatives in comparison to $11.6 million in regulatory assets and $9.3 million in regulatory liabilities as of December 31, 2009.

We record our current derivative assets on the balance sheet in Other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $1.0 million is recorded in Other deferred charges and other assets, and the long-term portion of our derivative liabilities of $0.8 million is recorded in Other deferred credits and other liabilities. Our Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009 include:

	September 30, 2010		December 31, 2009

	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability

	(Millions of Dollars)

Natural Gas	$1.4	$13.1	$1.2	$6.6
Fuel Oil	2.3	-	0.6	-
FTRs	10.4	-	5.8	-
Coal	1.9	-	2.1	-

Total	$16.0	$13.1	$9.7	$6.6

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under Fuel and purchased power for those commodities supporting our electric operations and under Cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009

	Volume	Gains (Losses)	Volume	Gains (Losses)

		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	8.5 million Dth	($4.6)	12.0 million Dth	($20.4)
Power	65,040 MWh	(0.5)	8,400 MWh	-
Fuel Oil	2.3 million gallons	(0.1)	2.1 million gallons	(0.5)
FTRs	6,584 MW	4.4	6,561 MW	1.3

Total		($0.8)		($19.6)

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009

	Volume	Gains (Losses)	Volume	Gains (Losses)

		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	30.0 million Dth	($18.7)	35.5 million Dth	($59.0)
Power	224,640 MWh	(0.5)	23,520 MWh	(0.6)
Fuel Oil	6.0 million gallons	(0.1)	5.1 million gallons	(2.3)
FTRs	18,673 MW	16.2	21,132 MW	6.1

Total		($3.1)		($55.8)

As of September 30, 2010 and December 31, 2009, we have posted collateral of $10.7 million and $6.6 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in Other current assets.

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Pension Costs

	Three Months Ended September 30		Nine Months Ended September 30

Benefit Plan Cost Components	2010	2009	2010	2009

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$5.6	$5.4	$16.6	$16.1
Interest cost	14.8	15.5	44.3	46.4
Expected return on plan assets	(14.9)	(18.3)	(44.7)	(54.8)
Amortization of:
Prior service cost	0.5	0.5	1.6	1.6
Actuarial loss	4.7	3.2	14.1	9.6

Net Periodic Benefit Cost	$10.7	$6.3	$31.9	$18.9

	OPEB Costs

	Three Months Ended September 30		Nine Months Ended September 30

Benefit Plan Cost Components	2010	2009	2010	2009

	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.7	$2.0	$8.0	$6.1
Interest cost	4.3	4.1	13.0	12.4
Expected return on plan assets	(2.3)	(2.2)	(6.9)	(6.7)
Amortization of:
Transition obligation	0.1	0.1	0.3	0.2
Prior service credit	(3.0)	(3.2)	(8.9)	(9.5)
Actuarial loss	2.1	1.4	6.2	4.2

Net Periodic Benefit Cost	$3.9	$2.2	$11.7	$6.7

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $11.5 million as of September 30, 2010 and $10.8 million as of December 31, 2009.

9 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of September 30, 2010, we had the following guarantees:

Maximum Potential
Future Payments	Outstanding	Liability Recorded

(Millions of Dollars)

$2.8	$0.1	$ -

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

10 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three and nine months ended September 30, 2010 and 2009 is shown in the following table:

	Operating Segments

	Electric	Gas	Steam	Total

	(Millions of Dollars)
Three Months Ended

September 30, 2010
Operating Revenues (a)	$827.2	$50.1	$5.9	$883.2
Operating Income (Loss)	$148.8	($6.3)	($2.9)	$139.6

September 30, 2009
Operating Revenues (a)	$682.7	$49.8	$5.8	$738.3
Operating Income (Loss)	$90.6	($5.7)	($1.5)	$83.4

Nine Months Ended

September 30, 2010
Operating Revenues (a)	$2,232.7	$334.5	$27.5	$2,594.7
Operating Income	$342.0	$23.0	$1.6	$366.6

September 30, 2009
Operating Revenues (a)	$2,012.6	$409.6	$28.2	$2,450.4
Operating Income	$291.4	$33.5	$3.8	$328.7

(a)	We account for all intersegment revenues at tariff rates established by the PSCW. Intersegment revenues were not material.

As of September 30, 2010, our total assets increased by approximately $1.1 billion as compared to December 31, 2009, primarily because of the commencement of commercial operation of OC 1 in February 2010, at which time we recorded an additional capital lease asset of approximately $1.0 billion.

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

We have approximately $376.3 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the nine months ended September 30, 2010 were $49.6 million. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Income Taxes:   During the first nine months of 2010, our federal unrecognized tax benefits decreased by $12.3 million as the result of payment of a tax obligation for a prior year.

13 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2010, we paid $48.2 million in interest, net of amounts capitalized, and $107.4 million in income taxes, net of refunds. During the nine months ended September 30, 2009, we paid $49.8 million in interest, net of amounts capitalized, and $0.9 million in income taxes, net of refunds.

As of September 30, 2010 and 2009, the amount of accounts payable related to capital expenditures was $16.0 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2010

EARNINGS

We recorded net income of $89.6 million for the third quarter of 2010, an increase of $36.9 million, or 70.0%, from the third quarter of 2009. Our operating income was $139.6 million for the third quarter of 2010, an increase of $56.2 million, or 67.4%, from the third quarter of 2009. A more detailed analysis of our financial results follows.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2010 with the third quarter of 2009, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2010	B (W)	2009	2010	B (W)	2009

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$329.3	$86.8	$242.5	2,508.5	524.6	1,983.9
Small Commercial/Industrial	251.8	26.6	225.2	2,414.4	137.5	2,276.9
Large Commercial/Industrial	188.0	25.0	163.0	2,703.6	268.4	2,435.2
Other - Retail	5.0	0.1	4.9	35.6	0.3	35.3

Total Retail	774.1	138.5	635.6	7,662.1	930.8	6,731.3
Wholesale - Other	35.6	10.5	25.1	536.6	296.3	240.3
Resale - Utilities	10.8	3.1	7.7	193.2	(89.3)	282.5
Other Operating Revenues	6.7	(7.6)	14.3	-	-	-

Total	$827.2	$144.5	$682.7	8,391.9	1,137.8	7,254.1

Weather -- Degree Days (a)
Heating (127 Normal)				118	(6)	124
Cooling (517 Normal)				733	392	341

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $144.5 million, or 21.2%, when compared to the third quarter of 2009. The most significant factors that caused the change in revenues were:

  Favorable weather that increased electric revenues by an estimated $94.5 million as compared to the third quarter of 2009.
  Net pricing increases totaling $44.0 million related to Wisconsin and Michigan rate orders that became effective in 2010. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.
  Net economic growth that increased electric revenues by an estimated $12.2 million as compared to the third quarter of 2009.
  2010 pricing increases totaling approximately $2.7 million, reflecting the reduction of Point Beach bill credits to retail customers.

As measured by cooling degree days, the third quarter of 2010 was 115.0% warmer than the same period in 2009 and 41.8% warmer than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, increased by 15.5%. Sales to our large commercial and industrial customers increased by 11.0% during the third quarter of 2010 as compared to the same period in 2009, primarily because of an improving economy. Electric sales to our largest customers, two iron ore mines, increased significantly for the quarter. If these sales are excluded, sales to our large commercial and industrial customers increased by 4.1% for the third quarter of 2010 as compared to the third quarter of 2009. The $7.6 million decline in Other Operating Revenues primarily relates to regulatory amortizations during the third quarter of 2010 as compared to the same period in 2009.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $43.6 million, or 14.9%, when compared to the third quarter of 2009. This increase was primarily caused by the 15.7% increase in total MWh sales, partially offset by a 0.9% decrease in the average cost/MWh between periods. The average cost/MWh was comparable between periods because of a 14.8% increase in generation from our lower cost coal units, which was sufficient to offset the impact of a 5.9% increase in coal and transportation costs and the increased cost of purchased power utilized as a result of the increased sales.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2010 with the third quarter of 2009. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $0.3 million, or 0.6%, primarily because of higher natural gas prices.

	Three Months Ended September 30

	2010	B (W)	2009

	(Millions of Dollars)

Gas Operating Revenues	$50.1	$0.3	$49.8
Cost of Gas Sold	27.0	(0.6)	26.4

Gross Margin	$23.1	($0.3)	$23.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2010 with the third quarter of 2009:

	Three Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2010	B (W)	2009	2010	B (W)	2009

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$15.2	($0.4)	$15.6	19.3	(3.1)	22.4
Commercial/Industrial	3.9	(0.3)	4.2	13.4	(1.6)	15.0
Interruptible	0.1	-	0.1	0.8	0.2	0.6

Total Retail	19.2	(0.7)	19.9	33.5	(4.5)	38.0
Transported Gas	3.6	0.5	3.1	74.3	14.3	60.0
Other	0.3	(0.1)	0.4	-	-	-

Total	$23.1	($0.3)	$23.4	107.8	9.8	98.0

Weather -- Degree Days (a)
Heating (127 Normal)				118	(6)	124

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin decreased by $0.3 million, or 1.3%, when compared to the third quarter of 2009.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $54.6 million, or approximately 18.1%, when compared to the third quarter of 2009. The 2010 PSCW rate case order allowed for pricing increases related to regulatory items including PTF lease costs, bad debt expense and amortization of other deferred costs. We estimate that these items were approximately $18.2 million higher in the third quarter of 2010 as compared to the same period in 2009. In addition, operation and maintenance expenses at our power plants increased by approximately $18.1 million primarily because of the operation of OC 1, which was placed in service in February 2010, and higher maintenance costs at our other power plants.

Depreciation and Amortization Expense

Our depreciation and amortization expense decreased by $12.6 million, or approximately 18.8%, when compared to the third quarter of 2009 primarily because of new depreciation rates that were implemented in connection with the 2010 PSCW rate case order. The new depreciation rates generally reflect longer lives for our utility assets.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached agreements with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits are being returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it is being amortized to the income statement as we issue bill credits to our customers. When the bill credits are issued to customers, we transfer cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. During the third quarter of 2010 and 2009, the Amortization of Gain was $55.2 million and $57.9 million, respectively. We expect that all remaining bill credits will be issued by December 31, 2010.

Interest Expense, net

	Three Months Ended September 30

Interest Expense, net	2010	B (W)	2009

	(Millions of Dollars)

Gross Interest Costs	$29.1	($2.5)	$26.6
Less: Capitalized Interest	3.6	1.8	1.8

Interest Expense, net	$25.5	($0.7)	$24.8

Our gross interest costs increased by $2.5 million, or 9.4%, when compared to the third quarter of 2009 primarily because of higher long-term debt balances. Our capitalized interest increased by $1.8 million primarily because of increased capital expenditures related to our Oak Creek Air Quality Control System (AQCS) project during the third quarter of 2010 as compared to the same period in 2009. As a result, our net interest expense increased by $0.7 million, or 2.8%, as compared to the third quarter of 2009.

Income Taxes

For the third quarter of 2010, our effective tax rate was 34.6% compared to 35.1% for the third quarter of 2009. For additional information, see Note G -- Income Taxes in our 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2010

EARNINGS

We recorded net income of $230.4 million for the first nine months of 2010, an increase of $27.4 million, or 13.5%, from the first nine months of 2009. Our operating income was $366.6 million for the first nine months of 2010, an increase of $37.9 million, or 11.5%, from the first nine months of 2009. The increase in operating income was primarily caused by favorable weather during 2010, partially offset by unfavorable recoveries of revenues associated with fuel and purchased power and milder winter weather in 2010. During the first nine months of 2010, we experienced unfavorable fuel recoveries of approximately $64 million. During the same period in 2009, we experienced favorable fuel recoveries of approximately $2 million. Although we received a fuel order from the PSCW in March 2010 allowing us to increase our rates on an interim basis, we expect to be in an unfavorable fuel recovery position for 2010. For additional information on the fuel order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters - 2010 Fuel Recovery Request.

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2010 with the first nine months of 2009, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30

	Electric Revenues			MWh Sales

Electric Utility Operations	2010	B (W)	2009	2010	B (W)	2009

	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$842.1	$114.2	$727.9	6,383.7	484.9	5,898.8
Small Commercial/Industrial	699.3	42.4	656.9	6,708.4	159.4	6,549.0
Large Commercial/Industrial	514.4	65.8	448.6	7,526.5	748.0	6,778.5
Other - Retail	15.8	0.4	15.4	111.8	(0.9)	112.7

Total Retail	2,071.6	222.8	1,848.8	20,730.4	1,391.4	19,339.0
Wholesale - Other	107.1	20.0	87.1	1,572.9	450.8	1,122.1
Resale - Utilities	34.2	2.7	31.5	869.8	(104.3)	974.1
Other Operating Revenues	19.8	(25.4)	45.2	-	-	-

Total	$2,232.7	$220.1	$2,012.6	23,173.1	1,737.9	21,435.2

Weather -- Degree Days (a)
Heating (4,320 Normal)				3,933	(595)	4,528
Cooling (688 Normal)				941	466	475

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $220.1 million, or 10.9%, when compared to the first nine months of 2009. The most significant factors that caused the change in revenues were:

  Favorable weather that increased electric revenues by an estimated $100.6 million as compared to the first nine months of 2009.
  Net pricing increases totaling $81.2 million related to Wisconsin and Michigan rate orders that became effective in 2010. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.
  Net economic growth that increased electric revenues by an estimated $34.9 million as compared to the first nine months of 2009.
  2010 pricing increases totaling approximately $25.4 million, reflecting the reduction of Point Beach bill credits to retail customers.

As measured by cooling degree days, the first nine months of 2010 were 98.1% warmer than the same period in 2009 and 36.8% warmer than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, increased by 5.2%. Sales to our large commercial and industrial customers increased by 11.0% during the first nine months of 2010 as compared to the same period in 2009, primarily because of an improving economy. Electric sales to our largest customers, two iron ore mines, increased significantly for the first nine months of the year. If these sales are excluded, sales to our large commercial and industrial customers increased by 3.9% for the first nine months of 2010 as compared to the first nine months of 2009. The $25.4 million decline in Other Operating Revenues primarily relates to regulatory amortizations during the first nine months of 2010 as compared to the same period in 2009.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $62.0 million, or 7.6%, when compared to the first nine months of 2009. This increase was primarily caused by the 8.1% increase in total MWh sales, partially offset by a 0.4% decrease in the average cost/MWh between periods. The average cost/MWh was comparable between periods because of a 12.7% increase in generation from our lower cost coal units, which was sufficient to offset the impact of a 5.4% increase in coal and transportation costs and the increased cost of purchased power utilized as a result of the increased sales.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2010 with the first nine months of 2009. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $75.1 million, or 18.3%, primarily because of lower natural gas prices and milder weather.

	Nine Months Ended September 30

	2010	B (W)	2009

	(Millions of Dollars)

Gas Operating Revenues	$334.5	($75.1)	$409.6
Cost of Gas Sold	218.7	67.2	285.9

Gross Margin	$115.8	($7.9)	$123.7

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2010 with the first nine months of 2009:

	Nine Months Ended September 30

	Gross Margin			Therm Deliveries

Gas Utility Operations	2010	B (W)	2009	2010	B (W)	2009

	(Millions of Dollars)			(Millions)
Customer Class
Residential	$77.3	($6.1)	$83.4	211.9	(28.9)	240.8
Commercial/Industrial	24.3	(3.6)	27.9	121.5	(21.6)	143.1
Interruptible	0.4	-	0.4	4.0	(0.2)	4.2

Total Retail	102.0	(9.7)	111.7	337.4	(50.7)	388.1
Transported Gas	11.5	1.4	10.1	225.7	6.3	219.4
Other	2.3	0.4	1.9	-	-	-

Total	$115.8	($7.9)	$123.7	563.1	(44.4)	607.5

Weather -- Degree Days (a)
Heating (4,320 Normal)				3,933	(595)	4,528

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $7.9 million, or approximately 6.4%, when compared to the first nine months of 2009 primarily because of a decline in sales volumes as a result of warmer winter weather in 2010 as compared to 2009. As measured by heating degree days, the first nine months of 2010 were 13.1% warmer than the same period in 2009 and 9.0% warmer than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $124.9 million, or approximately 13.5%, when compared to the first nine months of 2009. The 2010 PSCW rate case order allowed for pricing increases related to regulatory items including PTF lease costs, bad debt expense and amortization of other deferred costs. We estimate that these items were approximately $53.2 million higher in the first nine months of 2010 as compared to the same period in 2009. In addition, operation and maintenance expenses at our power plants increased by approximately $42.6 million primarily because of the operation of OC 1, which was placed in service in February 2010, and higher maintenance costs at our other power plants.

Depreciation and Amortization Expense

Our depreciation and amortization expense decreased by $36.8 million, or approximately 18.5%, when compared to the first nine months of 2009 primarily because of new depreciation rates that were implemented in connection with the 2010 PSCW rate case order. The new depreciation rates generally reflect longer lives for our utility assets.

Amortization of Gain

During the first nine months of 2010 and 2009, the Amortization of Gain was $151.8 million and $177.2 million, respectively. For 2010, we expect to see a reduction in the Amortization of Gain of approximately $34.6 million as compared to 2009 because of the scheduled decrease in Point Beach bill credits. We expect that all remaining Point Beach bill credits will be issued by December 31, 2010.

Other Income, net

Other income, net increased by $3.4 million, or approximately 15.6%, when compared to the first nine months of 2009 primarily because of an increase in Allowance for Funds Used During Construction (AFUDC) - Equity related to the construction of our Oak Creek AQCS project.

Interest Expense, net

	Nine Months Ended September 30

Interest Expense, net	2010	B (W)	2009

	(Millions of Dollars)

Gross Interest Costs	$86.2	($6.1)	$80.1
Less: Capitalized Interest	9.1	4.6	4.5

Interest Expense, net	$77.1	($1.5)	$75.6

Our gross interest costs increased by $6.1 million, or 7.6%, when compared to the first nine months of 2009 primarily because of higher long-term debt balances. Our capitalized interest increased by $4.6 million primarily because of increased capital expenditures related to our Oak Creek AQCS project during the first nine months of 2010 as compared to the same period in 2009. As a result, our net interest expense increased by $1.5 million, or 2.0%, as compared to the first nine months of 2009.

Income Taxes

For the first nine months of 2010, our effective tax rate was 35.0% compared to 35.2% for the first nine months of 2009. For additional information, see Note G -- Income Taxes in our 2009 Annual Report on Form 10-K. We expect our 2010 annual effective tax rate to be between 35.0% and 36.0%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the first nine months of 2010 and 2009:

	Nine Months Ended September 30

	2010	2009

	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$362.8	$110.2
Investing Activities	($297.8)	($232.8)
Financing Activities	($72.6)	$102.5

Operating Activities

Cash provided by operating activities was $362.8 million during the nine months ended September 30, 2010, which was $252.6 million higher than the same period in 2009. This increase was primarily due to lower contributions to benefit plans, offset in part by higher cash taxes. During 2009, we contributed $283.8 million to Wisconsin Energy's benefit plans. No such contributions were required in the first nine months of 2010. Our tax payments increased by $106.5 million primarily because of lower deferred income taxes as compared to 2009.

Investing Activities

Cash used in investing activities was $297.8 million during the nine months ended September 30, 2010, which was $65.0 million higher than the same period in 2009. The increase in cash used in investing activities primarily reflects an increase in capital expenditures and a reduction in the release of restricted cash related to the Point Beach bill credits. During the first nine months of 2010, our capital expenditures increased by $47.8 million primarily because of the commencement of construction of our Glacier Hills Wind Park in May 2010. During the first nine months of 2010, we released $17.7 million less from restricted cash as compared to the same period in 2009.

Financing Activities

Cash used in financing activities was $72.6 million during the nine months ended September 30, 2010 compared to $102.5 million provided by financing activities during the same period in 2009. The decrease in financing cash flows is primarily related to changes in our debt levels. During the first nine months of 2010, we decreased our debt levels by $47.7 million compared to an increase of $237.0 million in our debt levels during the same period in 2009. Partially offsetting this decrease in financing cash flows was a $100.0 million capital contribution from Wisconsin Energy during the first nine months of 2010.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remaining three months of 2010 primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and an equity contribution from our parent. Beyond 2010, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings, the issuance of debt securities and equity contributions from our parent.

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

As of September 30, 2010, we had approximately $473.7 million of available, undrawn lines under our bank back-up credit facility, and approximately $44.5 million of commercial paper outstanding that was supported by the available lines of credit.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of September 30, 2010:

Total Facility	Letters of Credit	Credit Available	Facility Expiration

(Millions of Dollars)

$476.4	$2.7	$473.7	March 2011

We recorded an increase of approximately $1.0 billion to our capital lease obligations in connection with OC 1 being placed in service in February 2010. For additional information, see Note 4 -- Long-Term Debt and Capital Lease Obligations in the Notes to Consolidated Condensed Financial Statements in this report.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of September 30, 2010, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any change in ratings or ratings outlooks could impact our cost of capital and access to the capital markets.

In July 2010, S&P affirmed our ratings and our stable rating outlook.

In June 2010, Fitch affirmed our ratings and revised our rating outlook from negative to stable. Prior to these actions, Fitch revised its ratings guidelines on corporate and utility preferred securities, which reduced the rating of our Preferred Stock one notch from A to A-.

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

Capital Requirements

Our estimated 2010, 2011 and 2012 capital expenditures reflecting actual costs through September 30, 2010 are as follows:

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $25.0 billion as of September 30, 2010 compared with $21.4 billion as of December 31, 2009. Our total contractual obligations and other commercial commitments as of September 30, 2010 increased compared with December 31, 2009 primarily because of increased capital lease obligations related to OC 1, which was placed in service in February 2010.

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

POWER THE FUTURE

Under Wisconsin Energy's PTF strategy, we expect to meet a significant portion of our future generation needs through the leasing of the Port Washington Generating Station (PWGS) and the Oak Creek expansion. We are leasing the PWGS units and OC 1 from We Power under long-term leases, and we are currently recovering the lease payments in our electric rates. When OC 2 is placed in service, we expect to record a capital lease obligation of approximately $650 million. We expect to recover the OC 2 lease payments in our electric rates. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2009 Annual Report on Form 10-K for additional information on PTF.

Oak Creek Expansion:   OC 1 was placed in service in February 2010. We expect OC 2 to be placed in service during the fourth quarter of 2010; the guaranteed in-service date for OC 2 is November 28, 2010.

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

As part of its final decision in the 2010 rate case, the PSCW authorized us to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, we filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. We are requesting an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs currently embedded in rates. This increase is being driven primarily by an increase in the delivered cost of coal.

2010 Michigan Rate Increase Request:   In July 2009, we filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. Michigan law allows utilities, upon the satisfaction of certain conditions, to self-implement a rate increase request, subject to refund with interest. In December 2009, the MPSC approved our modified self-implementation plan to increase electric rates in Michigan by approximately $12 million effective upon commercial operation of OC 1, which occurred on February 2, 2010. On July 1, 2010, the MPSC issued the final order, approving an additional increase of $11.5 million effective July 2, 2010. The combined total increase is $23.5 million annually, or 14.2%. In August 2010, our largest customers, two iron ore mines, filed an appeal with the MPSC regarding this rate order. On October 14, 2010, the MPSC ruled on the mines' appeal and reduced the rate increase by approximately $256,000 annually, effective November 1, 2010.

2010 Fuel Recovery Request:   On February 19, 2010, we filed a $60.5 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel and purchased power costs is being driven primarily by increases in the price of natural gas compared to the forecasted prices included in the 2010 PSCW rate case order, changes in the timing of plant outages and increased MISO costs. Effective March 25, 2010, the PSCW approved an annual increase of $60.5 million in Wisconsin retail electric rates on an interim basis. The revenues that we collect are subject to refund with interest at a rate of 10.4%. We expect PSCW review and final approval by the end of 2010.

2009 Fuel Order:   We operate under a fuel cost adjustment clause for fuel and purchased power costs associated with the generation of electricity for our retail customers in Wisconsin. Under the current fuel rules, a Wisconsin utility may request an emergency rate increase if projected costs fall outside of a prescribed range of costs which is plus or minus 2% of the fuel rate approved in a general rate proceeding.

In March 2008, we filed a request for an emergency rate increase with the PSCW to recover forecasted increases in fuel and purchased power costs. The PSCW authorized a total increase of $118.9 million. In April 2009, we filed a request with the PSCW to decrease annual Wisconsin retail electric rates by $67.2 million because we forecasted that our monitored fuel cost for 2009 would fall outside the range prescribed by the PSCW and would be less than the fuel cost reflected in then authorized rates. The PSCW approved this request on an interim basis with rates effective May 1, 2009.

The PSCW staff is currently auditing the fuel costs for the year 2009 to determine whether we collected excess revenues as a result of the fuel surcharges that were in place in 2008 and 2009. Under the current fuel rules, if a utility collects excess revenues in a year in which it implemented an emergency fuel surcharge, it is required to refund to customers the over-collected fuel surcharge revenue up to the amount of the excess revenues.

The PSCW staff has issued for comment a memorandum detailing different alternatives for calculating excess revenues. We do not believe the amount to be refunded to customers, if any, should be material. We anticipate a decision in this matter by the end of 2010.

Wisconsin Fuel Rules:   Embedded within our base rates is an amount to recover fuel costs. Under the current Wisconsin fuel rules, no adjustments are made to rates under the fuel cost adjustment clause as long as fuel and purchased power costs are expected to be within a band of the costs embedded in current rates for the 12-month period ending December 31. If, however, annual fuel costs are expected to fall outside of the band, and actual costs fall outside of established fuel bands, then we may file for a change in fuel recoveries on a prospective basis.

In June 2006, the PSCW opened a docket (01-AC-224) to consider revisions to the existing fuel rules (Chapter PSC 116). In April 2010, the Wisconsin legislature passed the Fuel Rule Bill, and the Governor signed it in May 2010. Under this bill, the PSCW will be required to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel costs that are outside of the utility's symmetrical fuel cost tolerance. As part of the new rules, the PSCW needs to establish, among other things, the size of the symmetrical band, define recoverable fuel and purchased power costs and determine how excess revenues should be calculated, if at all. In August 2010, the PSCW proposed new fuel rules pursuant to this legislation, which are subject to review and comment by the Wisconsin legislature. We expect new fuel rules to be effective in 2011.

Wisconsin Electric - Wisconsin Gas Merger:   On April 1, 2010, we, along with Wisconsin Gas, filed a joint application with the PSCW to merge Wisconsin Gas into Wisconsin Electric. On September 1, 2010, we, along with Wisconsin Gas, filed a letter with the PSCW to withdraw the joint application because of uncertainty with the Wisconsin Fuel Rules.

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

In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for either the federal production tax credit or the federal 30% investment tax credit. We currently expect to invest approximately $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013, subject to regulatory and other approvals. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. We expect the PSCW to approve the Certificate of Authority no later than the first quarter of 2011.

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

ENVIRONMENTAL MATTERS

Proposed New Coal Ash Regulation:   We currently have a successful program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. Recently, however, the United States Environmental Protection Agency (EPA) issued a draft rule for public comment proposing various scenarios for regulating coal combustion products including classifying coal ash as hazardous waste. If coal ash is classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program. Curtailing our program could result in the loss of a revenue stream that helps to offset the cost of pollution control equipment and the activities necessary to collect the coal ash.

In addition, if coal ash is classified as hazardous waste and we terminate our coal ash utilization program, we could be required to dispose of the coal ash at a significant cost to the Company.

EPA Regulation of Greenhouse Gas Emissions under the Clean Air Act:   In December 2009, the EPA issued its endangerment finding related to greenhouse gas emissions, which set in motion a regulatory process that is leading to regulation of greenhouse gas emissions from stationary sources, including electric generating units, absent legislative or other intervention by the Administration or Congress. On March 29, 2010, the EPA finalized its determination of when the Clean Air Act's permitting requirements for emissions from facilities, including electric generating units, would apply to greenhouse gas emissions. The regulation of stationary sources will occur in multiple steps in the coming years, with the first step scheduled to occur on January 2, 2011. The initial step covers sources that are already subject to EPA regulations for pollutants other than greenhouse gas and includes our generating facilities. Several parties have filed for judicial review of some of the EPA's new greenhouse gas rules. Regulation of greenhouse gas emissions from power plants will impact our ability to do maintenance or modify our existing facilities, and permit new facilities.

Clean Air Interstate Rule:   The EPA issued the final Clean Air Interstate Rule (CAIR) in March 2005 to facilitate the states in meeting the 8-hour ozone and Fine Particulate Matter standards by addressing the regional transport of Sulfur Dioxide (SO2) and Nitrogen Oxide (NOx). In 2008, the U.S. Court of Appeals for the D.C. Circuit invalidated several aspects of CAIR and remanded the rule to the EPA to promulgate a replacement rule.

In July 2010, the EPA proposed a Transport Rule to replace CAIR. The proposed Transport Rule, like CAIR, would establish individual state caps for the emissions of SO2 and NOx from electric generating units in the eastern half of the United States, including Michigan and Wisconsin. The CAIR is in effect as of 2009 for NOx and 2010 for SO2, but will be replaced with the new requirements of the Transport Rule, if adopted. The Transport Rule may require new reductions in 2012 for NOx and SO2 and additional reductions in 2014 for SO2 for some states, including Wisconsin and Michigan. According to the EPA, the Transport Rule and other actions by States are expected to result in a 71% reduction of SO2 and a 52% reduction of NOx emissions from power plants in the eastern United States by 2014 from 2005 emission levels.

We submitted comments on the proposed rule on October 1, 2010. The EPA intends to finalize the rule in mid-2011.

We previously determined that compliance with the NOx and SO2 emission reductions requirements under the Consent Decree that we entered into with the EPA in April 2003 would substantially mitigate costs to comply with CAIR and would achieve the levels necessary under at least the first phase of CAIR. The proposed limits under the Transport Rule appear to be more stringent and could result in the need for additional expenditures by 2014.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2009 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

LEGAL MATTERS

Cash Balance Pension Plan:   On June 30, 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff is attempting to seek class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. On September 6, 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant. The plaintiff has not specified the amount of relief he is seeking. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations. Although we are currently unable to predict the final outcome or impact of this litigation, we are aware that a court in a similar lawsuit filed in Wisconsin found that the interest crediting rates applied by the pension plan involved in that case were not in compliance with ERISA.

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

OTHER MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Part I of this report for information on additional legal proceedings.

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2009 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 5. OTHER INFORMATION

Effective October 26, 2010, Thomas J. Fischer has resigned from the Board of Directors of Wisconsin Electric. Mr. Fischer will remain a director of Wisconsin Energy.

Mr. Fischer has resigned from Wisconsin Electric's Board in order to seek authorizations that may be required from the FERC in connection with potential interlocking directorships. Mr. Fischer presently serves on the Board of Directors of Actuant Corporation, which in the past has sold to Wisconsin Electric indirectly through subsidiaries and third party distributors a small amount of equipment that might be classified by the FERC as electrical equipment. During 2009, sales by Actuant to Wisconsin Electric totaled $15,152, representing approximately 0.0012% of Actuant's net sales.

In addition, Mr. Fischer also sits on the Board of Directors of Regal - Beloit Corporation, which, among other things, manufactures equipment that might be classified by the FERC as electrical equipment. During 2009, Wisconsin Electric purchased $1,777 of equipment produced by Regal - Beloit.

Mr. Fischer intends to file an application with the FERC seeking authorization to serve on Wisconsin Electric's Board, in light of his service on the Boards of Actuant Corporation and Regal - Beloit Corporation. If the FERC grants the application, Mr. Fischer intends to seek reappointment to the Wisconsin Electric Board.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Wisconsin Energy Corporation Death Benefit Only Plan, amended and restated as of July 22, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/10 Form 10-Q.)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date: October 27, 2010	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer