Form 10-Q
period 2011-03-31
WISCONSIN ELECTRIC POWER CO
filed 2011-05-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2011):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2011

March 2011	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
CAMR	Clean Air Mercury Rule
CWA	Clean Water Act
MACT	Maximum Achievable Control Technology

Other Terms and Abbreviations
AQCS	Air Quality Control System
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midwest Independent Transmission System Operator, Inc.
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

March 2011	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2011	4	Wisconsin Electric Power Company

Form 10-Q

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

•
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

•
Factors affecting the demand for electricity and natural gas, including weather; the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; and energy conservation efforts.

•
Timing, resolution and impact of pending and future rate cases and negotiations, including recovery of all costs associated with Wisconsin Energy Corporation's (Wisconsin Energy) Power the Future (PTF) strategy, as well as costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midwest Independent Transmission System Operator, Inc. (MISO) Energy Markets.

•	Increased competition in our electric and gas markets and continued industry consolidation.

•	The ability to control costs and avoid construction delays during the development and construction of new environmental controls and renewable generation.

•
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

•	Internal restructuring options that may be pursued by Wisconsin Energy.

March 2011	5	Wisconsin Electric Power Company

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including the pending lawsuit against the Wisconsin Energy Corporation Retirement Account Plan (Plan), FERC matters, and IRS audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

•
Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry, us or our subsidiary; and our credit ratings.

•	The investment performance of Wisconsin Energy's pension and other post-retirement benefit trusts.

•	The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder.

•	The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.

•
The effect of accounting pronouncements issued periodically by standard setting bodies, including any changes in regulatory accounting policies and practices and any requirement for U.S. registrants to follow International Financial Reporting Standards instead of Generally Accepted Accounting Principles (GAAP).

•	Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters.

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2011	6	Wisconsin Electric Power Company

Form 10-Q

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,121,600 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 464,600 gas customers in Wisconsin and approximately 460 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), an unregulated company that was formed in 2001 to design, construct, own and lease to us the new generating capacity included in Wisconsin Energy's PTF strategy, which is described further in this report and in our 2010 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of March 31, 2011, Bostco had $35.3 million of assets.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2010 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2011	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)
Operating Revenues	$1,006.2	$933.9
Operating Expenses
Fuel and purchased power	268.8	278.6
Cost of gas sold	146.2	152.1
Other operation and maintenance	355.4	343.8
Depreciation and amortization	54.4	53.8
Property and revenue taxes	26.1	24.2
Total Operating Expenses	850.9	852.5

Amortization of Gain	—	49.4

Operating Income	155.3	130.8

Equity in Earnings of Transmission Affiliate	13.6	13.3
Other Income, net	12.3	6.1
Interest Expense, net	24.2	26.1

Income Before Income Taxes	157.0	124.1

Income Taxes	49.5	44.7

Net Income	107.5	79.4

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available for Common Stockholder	$107.2	$79.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2011	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
Assets	(Millions of Dollars)
Property, Plant and Equipment
In service	$7,857.4	$7,885.4
Accumulated depreciation	(2,874.2)	(2,879.7)
	4,983.2	5,005.7
Construction work in progress	867.2	803.3
Leased facilities, net	2,501.2	1,850.7
Net Property, Plant and Equipment	8,351.6	7,659.7
Investments
Equity investment in transmission affiliate	295.6	290.6
Other	0.2	0.5
Total Investments	295.8	291.1
Current Assets
Cash and cash equivalents	11.4	23.3
Restricted cash	45.5	8.3
Accounts receivable	295.2	260.4
Accounts receivable from related parties	25.2	23.3
Accrued revenues	173.6	208.7
Materials, supplies and inventories	274.2	321.8
Prepayments	131.8	131.0
Regulatory assets	46.4	47.0
Other	15.4	20.4
Total Current Assets	1,018.7	1,044.2
Deferred Charges and Other Assets
Regulatory assets	1,010.7	1,009.0
Other	161.1	166.7
Total Deferred Charges and Other Assets	1,171.8	1,175.7
Total Assets	$10,837.9	$10,170.7
Capitalization and Liabilities
Capitalization
Common equity	$3,131.0	$3,065.1
Preferred stock	30.4	30.4
Long-term debt	1,971.3	1,970.9
Capital lease obligations	2,731.0	2,060.8
Total Capitalization	7,863.7	7,127.2
Current Liabilities
Long-term debt and capital lease obligations due currently	25.5	21.8
Short-term debt	157.5	210.5
Subsidiary note payable to Wisconsin Energy	27.6	27.6
Accounts payable	210.1	234.8
Accounts payable to related parties	81.3	83.7
Regulatory liabilities	14.5	14.5
Other	193.2	193.9
Total Current Liabilities	709.7	786.8
Deferred Credits and Other Liabilities
Regulatory liabilities	685.5	658.1
Deferred income taxes - long-term	1,015.6	925.4
Pension and other benefit obligations	296.3	403.7
Other	267.1	269.5
Total Deferred Credits and Other Liabilities	2,264.5	2,256.7
Total Capitalization and Liabilities	$10,837.9	$10,170.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2011	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)
Operating Activities
Net Income	$107.5	$79.4
Reconciliation to cash
Depreciation and amortization	56.4	55.8
Amortization of gain	—	(49.4)
Equity in earnings of transmission affiliate	(13.6)	(13.3)
Distributions from transmission affiliate	10.9	11.0
Deferred income taxes and investment tax credits, net	56.8	6.8
Contributions to qualified benefit plans	(107.1)	—
Change in - Accounts receivable and accrued revenues	(8.5)	(1.2)
Inventories	47.6	10.7
Other current assets	24.8	20.6
Accounts payable	(29.8)	(20.0)
Accrued income taxes, net	(18.8)	24.5
Deferred costs, net	6.4	6.5
Other current liabilities	24.6	15.4
Other, net	52.5	18.2
Cash Provided by Operating Activities	209.7	165.0

Investing Activities
Capital expenditures	(112.5)	(119.2)
Investment in transmission affiliate	(2.3)	(3.5)
Proceeds from asset sales	38.3	0.2
Change in restricted cash	(37.2)	43.5
Other, net	(12.0)	(10.5)
Cash Used in Investing Activities	(125.7)	(89.5)

Financing Activities
Dividends paid on common stock	(44.9)	(44.9)
Dividends paid on preferred stock	(0.3)	(0.3)
Change in total short-term debt	(53.0)	(39.7)
Other, net	2.3	1.6
Cash Used in Financing Activities	(95.9)	(83.3)

Change in Cash and Cash Equivalents	(11.9)	(7.8)

Cash and Cash Equivalents at Beginning of Period	23.3	18.3

Cash and Cash Equivalents at End of Period	$11.4	$10.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2011	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2010 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year 2011 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued or adopted during the first quarter of 2011 which would have a material impact on our financial condition, results of operations or cash flows.

3 -- COMMON EQUITY

On January 20, 2011, Wisconsin Energy's Board of Directors declared a two-for-one stock split effected by a 100% stock dividend paid on March 1, 2011 to shareholders of record on February 14, 2011. All share and per share data related to Wisconsin Energy equity compensation awards in these financial statements have been restated to reflect the stock split.

Share-Based Compensation Expense:   For a description of share-based compensation, including Wisconsin Energy stock options, restricted stock and performance units, see Note H -- Common Equity in our 2010 Annual Report on Form 10-K. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding Wisconsin Energy stock options held by our employees during the period other than the necessary adjustments as a result of Wisconsin Energy's stock split.

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees during the three months ended March 31:

	2011	2010
	(Millions of Dollars)

Stock options	$0.6	$1.7
Performance units	1.0	2.5
Restricted stock	0.3	0.2
Share-based compensation expense	$1.9	$4.4

Related tax benefit	$0.7	$1.8

March 2011	11	Wisconsin Electric Power Company

Form 10-Q

Stock Option Activity:   During the first three months of 2011, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) granted 435,370 Wisconsin Energy non-qualified stock options to our employees that had an estimated fair value of $3.17 per share. During the first three months of 2010, the Compensation Committee granted 514,700 Wisconsin Energy stock options to our employees that had an estimated fair value of $3.36 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

	2011	2010

Risk-free interest rate	0.2% - 3.4%	0.2% - 3.9%
Dividend yield	3.9%	3.7%
Expected volatility	19.0%	20.3%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.5	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

The following is a summary of Wisconsin Energy stock option activity by our employees during the three months ended March 31, 2011:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of January 1, 2011	12,034,614	$20.95
Granted	435,370	$29.35
Exercised	(672,490)	$18.10
Forfeited	—	$—
Outstanding as of March 31, 2011	11,797,494	$21.42	5.9	$107.1

Exercisable as of March 31, 2011	8,759,154	$20.91	5.1	$84.0

The intrinsic value of Wisconsin Energy options exercised by our employees during the three months ended March 31, 2011 and 2010 was $8.2 million and $8.6 million, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $12.2 million and $16.8 million during the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $3.3 million and $3.4 million, respectively.

March 2011	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)
$10.87 to $17.10	2,615,564	$16.24	3.1	2,615,564	$16.24	3.1
$19.74 to $21.11	3,703,930	$20.57	6.6	1,585,280	$19.85	5.0
$23.88 to $29.35	5,478,000	$24.47	6.8	4,558,310	$23.96	6.3
	11,797,494	$21.42	5.9	8,759,154	$20.91	5.1

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three months ended March 31, 2011:

Non-Vested Stock Options	Number of Options	Weighted-Average Fair Value
Non-vested as of January 1, 2011	4,996,650	$4.27
Granted	435,370	$3.17
Vested	(2,393,680)	$4.68
Forfeited	—	$—
Non-vested as of March 31, 2011	3,038,340	$3.78

As of March 31, 2011, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $2.3 million, which is expected to be recognized over the next 16 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2011, the Compensation Committee granted 51,690 Wisconsin Energy restricted shares to certain of our key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity related to our employees occurred during the three months ended
March 31, 2011:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2011	124,460
Granted	51,690	$29.00
Released	(44,344)	$17.29
Forfeited	(1,876)	$25.89
Outstanding as of March 31, 2011	129,930

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $1.3 million and zero for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same periods was $0.5 million and zero, respectively.

March 2011	13	Wisconsin Electric Power Company

Form 10-Q

As of March 31, 2011, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.9 million, which is expected to be recognized over the next 28 months on a weighted-average basis.

Performance Units:   In January 2011 and 2010, the Compensation Committee awarded 413,990 and 520,620 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2010 and 2009 vested and were settled during the first quarter of 2011 and 2010, and had a total intrinsic value of $12.1 million and $9.3 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.2 million and $3.2 million, respectively. As of March 31, 2011, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $26.9 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2010 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. During the three months ended March 31, 2011 and 2010, total comprehensive income was equal to net income.

4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On January 12, 2011, Oak Creek expansion Unit 2 (OC 2) was placed into service. We now have care, custody and control of OC 2 and will operate and maintain it over the 30 year life of the lease. As a result of the commercial operation of OC 2, in January 2011, we recorded an additional capital lease asset and capital lease obligation related to the Oak Creek expansion totaling approximately $650 million. The lease payments are expected to be recovered through our rates, as supported by the Wisconsin 2001 Leased Generation Law. The total obligation under the capital lease for the Oak Creek expansion was approximately $2.0 billion as of March 31, 2011 and will decrease to zero over the remaining life of the contract.

5 -- DIVESTITURES

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company (WPL) for our net book value, including working capital. Our interest in the unit was sold on March 1, 2011 for approximately $38 million.

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

March 2011	14	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	7.9	5.9	2.1	15.9
Total	$53.4	$5.9	$2.1	$61.4

Liabilities:
Derivatives	$0.5	$0.1	$—	$0.6
Total	$0.5	$0.1	$—	$0.6

Recurring Fair Value Measures	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$8.3	$—	$—	$8.3
Derivatives	4.5	3.7	5.9	14.1
Total	$12.8	$3.7	$5.9	$22.4

Liabilities:
Derivatives	$3.0	$3.3	$—	$6.3
Total	$3.0	$3.3	$—	$6.3

March 2011	15	Wisconsin Electric Power Company

Form 10-Q

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents (i) for 2010, the remaining funds to be distributed to customers resulting from the net proceeds received from the sale of the Point Beach Nuclear Power Plant (Point Beach), and (ii) for 2011, the settlement we received from the United States Department of Energy (DOE) during the first quarter of 2011, which will be returned, net of costs incurred, to customers in future rate cases. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	2011	2010
	(Millions of Dollars)
Balance as of January 1	$5.9	$5.8
Realized and unrealized gains (losses)	—	—
Purchases, issuances and settlements	(3.8)	(3.9)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$2.1	$1.9

Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2011		December 31, 2010
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$22.7	$30.4	$23.5
Long-term debt including current portion	$1,987.0	$2,123.0	$1,987.0	$2,158.7

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

March 2011	16	Wisconsin Electric Power Company

Form 10-Q

7 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of March 31, 2011, we recognized $4.4 million in regulatory assets and $17.1 million in regulatory liabilities related to derivatives in comparison to $11.0 million in regulatory assets and $13.7 million in regulatory liabilities as of December 31, 2010.

We record our current derivative assets on the balance sheet in Other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.7 million is recorded in Other deferred charges and other assets, and we did not have any long-term portion of derivative liabilities as of March 31, 2011. Our Consolidated Condensed Balance Sheet as of March 31, 2011 and December 31, 2010 includes:

	March 31, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$2.2	$0.6	$0.9	$6.3
Fuel Oil	7.7	—	4.4	—
FTRs	2.1	—	5.9	—
Coal	3.9	—	2.9	—
Total	$15.9	$0.6	$14.1	$6.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under Fuel and purchased power for those commodities supporting our electric operations and under Cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the three months ended March 31, 2011 and 2010 follow:

	March 31, 2011		March 31, 2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	8.8 million Dth	$(4.9)	12.7 million Dth	$(7.4)
Power	Zero MWh	—	57,200 MWh	0.2
Fuel Oil	3.2 million gallons	0.4	1.8 million gallons	0.2
FTRs	6,352 MW	3.8	5,431 MW	9.0
Total		$(0.7)		$2.0

As of December 31, 2010, we posted collateral of $4.2 million in our margin accounts. This amount is recorded on the balance sheet in Other current assets. We did not have any posted collateral as of March 31, 2011.

March 2011	17	Wisconsin Electric Power Company

Form 10-Q

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs
Benefit Plan Cost Components	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$4.1	$6.4
Interest cost	14.5	14.8
Expected return on plan assets	(16.1)	(15.0)
Amortization of:
Prior service cost	0.5	0.5
Actuarial loss	5.8	4.6
Net Periodic Benefit Cost	$8.8	$11.3

	OPEB Costs
Benefit Plan Cost Components	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.7	$2.7
Interest cost	4.3	4.4
Expected return on plan assets	(2.8)	(2.3)
Amortization of:
Transition obligation	0.1	0.1
Prior service credit	(0.5)	(2.9)
Actuarial loss	1.0	2.0
Net Periodic Benefit Cost	$4.8	$4.0

In January 2009, the committee that oversees the investment of the pension assets authorized the Trustee of Wisconsin Energy's pension plan to invest in the commercial paper of Wisconsin Energy. As of March 31, 2010, the Pension Trust and OPEB plan assets included our share of approximately $18 million of commercial paper issued by Wisconsin Energy, which represented less than 10% of the total assets of the plan. No such investments were held as of March 31, 2011. In January 2011, we contributed $107.1 million to Wisconsin Energy's qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $10.3 million as of March 31, 2011 and $10.7 million as of December 31, 2010.

March 2011	18	Wisconsin Electric Power Company

Form 10-Q

9 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of March 31, 2011, we had the following guarantees:

	Maximum Potential
	Future Payments	Outstanding	Liability Recorded
	(Millions of Dollars)
Guarantees	$2.8	$0.1	$—
Letters of Credit	$1.5	$0.7	$—

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

10 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three months ended March 31, 2011 and 2010 is shown in the following table:

	Operating Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2011
Operating Revenues (a)	$776.6	$214.4	$15.2	$1,006.2
Operating Income	$113.9	$36.5	$4.9	$155.3
March 31, 2010
Operating Revenues (a)	$703.8	$215.2	$14.9	$933.9
Operating Income	$97.4	$28.9	$4.5	$130.8

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

As of March 31, 2011, our total assets in our electric utility segment increased by approximately $650 million as compared to December 31, 2010 primarily because of the commencement of commercial operation of OC 2 in January 2011, at which time we recorded an additional capital lease asset of approximately $650 million.

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

We have identified two tolling and purchased power agreements with third parties which represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of two years. We have examined the risks of the entity including the impact of

March 2011	19	Wisconsin Electric Power Company

Form 10-Q

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

We have approximately $351.9 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the three months ended March 31, 2011 and 2010 were $15.0 million and $14.7 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Indemnifications:   In connection with the sale of Point Beach, we agreed to provide the buyer with indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to WPL in connection with the sale of our interest in Edgewater Generating Unit 5.

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff has sought class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and are owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant. The plaintiff has not specified the amount of relief he is seeking.

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. Although we believe the Committee has the authority to make this determination under the Plan to resolve this particular issue, the plaintiff is opposing the Committee's actions and the matter has not yet been decided by the Court. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

13 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2011, we paid $1.2 million in interest, capitalized $5.0 million of interest expense and paid $10.2 million in income taxes, net of refunds. During the three months ended March 31, 2010, we paid $0.6 million in interest, capitalized $2.4 million of interest expense and paid $10.3 million in income taxes, net of refunds.

March 2011	20	Wisconsin Electric Power Company

Form 10-Q

As of March 31, 2011 and 2010, the amount of accounts payable related to capital expenditures was $19.4 million and $30.1 million, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2011

EARNINGS

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the three months ended March 31 including favorable (better (B)) or unfavorable (worse (W)) variances:

	Electric Revenues			MWh Sales
Electric Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Thousands)

Customer Class
Residential	$283.0	$21.6	$261.4	2,030.0	28.7	2,001.3
Small Commercial/Industrial	246.4	29.3	217.1	2,198.7	51.0	2,147.7
Large Commercial/Industrial	178.6	23.5	155.1	2,373.7	9.4	2,364.3
Other - Retail	6.1	0.3	5.8	40.0	(0.4)	40.4
Total Retail	714.1	74.7	639.4	6,642.4	88.7	6,553.7
Wholesale - Other	36.0	(5.4)	41.4	478.8	(157.5)	636.3
Resale - Utilities	17.5	2.2	15.3	568.6	202.7	365.9
Other Operating Revenues	9.0	1.3	7.7	—	—	—
Total	$776.6	$72.8	$703.8	7,689.8	133.9	7,555.9
Weather -- Degree Days (a)
Heating (3,258 Normal)				3,444	300	3,144

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a
20-year moving average.

Our electric utility operating revenues increased by $72.8 million, or 10.3%, when compared to the first quarter of 2010. The most significant factors that caused a change in revenues were:

•	2011 pricing increases totaling approximately $49.4 million, reflecting the reduction of Point Beach bill credits to retail customers.

•	Favorable weather that increased electric revenues by an estimated $13.3 million as compared to the first quarter of 2010.

•
Net pricing increases totaling $16.1 million, which is primarily related to our 2010 fuel recovery request that became effective March 25, 2010. For information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

As measured by heating degree days, the first quarter of 2011 was 9.5% colder than the same period in 2010 and 5.7% colder than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, increased by 1.9%. Electric sales to our largest customers, two iron ore mines, increased significantly for the quarter. If these sales are excluded, sales to our large commercial and industrial customers decreased slightly for the first quarter of 2011 as compared to the first quarter of 2010.

March 2011	21	Wisconsin Electric Power Company

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $9.8 million, or 3.5%, when compared to the first quarter of 2010. This decrease was primarily caused by decreased purchased power costs and a lower overall cost per MWh for our generating fleet compared to the first quarter of 2010 as a result of the addition of OC 2 in January 2011 and a full quarter of operation of Oak Creek expansion Unit 1 (OC 1).

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2011 with the first quarter of 2010. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $0.8 million, or 0.4%, primarily because of a 3.9% decline in natural gas costs partially offset by colder winter weather between quarters.

	Three Months Ended March 31
	2011	B (W)	2010
	(Millions of Dollars)

Gas Operating Revenues	$214.4	$(0.8)	$215.2
Cost of Gas Sold	146.2	5.9	152.1
Gross Margin	$68.2	$5.1	$63.1

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the three months ended March 31:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Millions)

Customer Class
Residential	$46.0	$3.3	$42.7	170.1	17.0	153.1
Commercial/Industrial	16.7	1.6	15.1	95.1	9.2	85.9
Interruptible	0.2	—	0.2	2.2	(0.1)	2.3
Total Retail	62.9	4.9	58.0	267.4	26.1	241.3
Transported Gas	4.7	0.2	4.5	92.5	6.9	85.6
Other	0.6	—	0.6	—	—	—
Total	$68.2	$5.1	$63.1	359.9	33.0	326.9
Weather -- Degree Days (a)
Heating (3,258 Normal)				3,444	300	3,144

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $5.1 million, or approximately 8.1%, when compared to the first quarter of 2010. We estimate that approximately $4.6 million of this increase relates to an increase in sales volumes as a result of colder winter weather. As measured by heating degree days, the first quarter of 2011 was 9.5% colder than the same period in 2010 and 5.7% colder than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $11.6 million, or approximately 3.4%, when compared

March 2011	22	Wisconsin Electric Power Company

Form 10-Q

to the first quarter of 2010. Operation and maintenance expenses at our power plants increased approximately $7.2 million primarily because of higher maintenance costs at our power plants as a result of the timing of outages and increased costs related to our Oak Creek Air Quality Control System (AQCS) project.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $0.6 million, or approximately 1.1%, when compared to the first quarter of 2010 primarily because of an overall increase in utility plant in service.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached an agreement with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits were returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it was amortized to the income statement as we issued bill credits to customers. When the bill credits were issued to customers, we transferred cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. All bill credits associated with the sale of Point Beach were applied to customers as of December 31, 2010, and as a result, the Amortization of Gain was zero during the first quarter of 2011 as compared to $49.4 million during the first quarter of 2010.

Other Income, net

Other income, net increased by $6.2 million, or approximately 101.6%, when compared to the first quarter of 2010. This increase primarily relates to increased Allowance for Funds Used During Construction (AFUDC) - Equity related to the construction of the Oak Creek AQCS project.

Interest Expense, net

	Three Months Ended March 31
Interest Expense	2011	B (W)	2010
	(Millions of Dollars)

Gross Interest Costs	$29.2	$(0.7)	$28.5
Less: Capitalized Interest	5.0	2.6	2.4
Interest Expense, net	$24.2	$1.9	$26.1

Our gross interest costs increased by $0.7 million, or 2.5%, when compared to the first quarter of 2010. Our capitalized interest increased by $2.6 million primarily due to increased capital expenditures related to our Oak Creek AQCS project during the first quarter of 2011 as compared to the same period in 2010. As a result, our net interest expense decreased by $1.9 million, or 7.3%, as compared to the first quarter of 2010.

Income Taxes

For the first quarter of 2011, our effective tax rate was 31.5% compared to 36.0% for the first quarter of 2010. For additional information, see Note G -- Income Taxes in our 2010 Annual Report on Form 10-K.

March 2011	23	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2011	2010
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$209.7	$165.0
Investing Activities	$(125.7)	$(89.5)
Financing Activities	$(95.9)	$(83.3)

Operating Activities

Cash provided by operating activities was $209.7 million during the three months ended March 31, 2011 compared to $165.0 million during the same period in 2010. The largest increases in cash provided by operating activities related to higher net income, higher deferred income tax benefits and the elimination of the amortization of the gain on the sale of Point Beach. Combined these items totaled $164.3 million during the first quarter of 2011 as compared to $36.8 million during the first quarter of 2010. We expect this trend to continue during 2011. The largest reduction in cash provided by operating activities related to our contributions to Wisconsin Energy's qualified benefit plans. During the first quarter of 2011, we contributed $107.1 million to Wisconsin Energy's qualified benefit plans. We made no contributions to the qualified plans during the first quarter of 2010.

Investing Activities

Cash used in investing activities was $125.7 million during the three months ended March 31, 2011, which was $36.2 million higher than the same period in 2010. This increase primarily reflects changes in restricted cash, partially offset by increased proceeds from asset sales. During the first quarter of 2011, our restricted cash increased primarily because of the nuclear fuel settlement we received from the DOE. During the first quarter of 2010, our restricted cash decreased due to the release of restricted cash related to the Point Beach bill credits.The increase in restricted cash in 2011 was partially offset by proceeds from the sale of our interest in Edgewater Generating Unit 5. See Nuclear Operations in this report for additional information regarding the settlement with the DOE.

Financing Activities

Cash used in financing activities was $95.9 million during the three months ended March 31, 2011 compared to $83.3 million during the same period in 2010. The increase in cash used is primarily due to reductions in our debt levels. During the first quarter of 2011, we decreased our short-term debt levels by $53.0 million compared to a decrease of $39.7 million during the same period in 2010.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2011 primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors. Beyond 2011, we anticipate meeting our capital requirements through internally generated funds supplemented, when required, by short-term borrowings, the issuance of debt securities and equity contributions from our parent.

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

March 2011	24	Wisconsin Electric Power Company

Form 10-Q

cash.

We maintain a bank back-up credit facility that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

As of March 31, 2011, we had approximately $491.6 million of available, undrawn lines under our bank back-up credit facility, and approximately $157.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first quarter of 2011, our maximum commercial paper outstanding was $314.0 million with a weighted-average interest rate of 0.23%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of March 31, 2011:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$8.4	$491.6	December 2013

We recorded an increase of approximately $650 million to our capital lease obligation in connection with OC 2 being placed into service in January 2011. For additional information, see Note 4 -- Long-Term Debt and Capital Lease Obligations in the Notes to Consolidated Condensed Financial Statements in this report.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of March 31, 2011, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In March 2011, S&P revised our rating outlook from stable to positive.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agencies only. An explanation of the significance of these ratings may be obtained from each rating agency. Such ratings are not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

Capital Requirements

Capital Expenditures: Capital requirements during the remainder of 2011 are expected to be principally for capital expenditures relating to our electric distribution system and environmental controls at our existing Oak Creek generating units. Our 2011 capital expenditure budget is approximately $840 million.

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

March 2011	25	Wisconsin Electric Power Company

Form 10-Q

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $27.7 billion as of March 31, 2011 compared with $24.6 billion as of December 31, 2010. Our total contractual obligations and other commercial commitments as of March 31, 2011 increased compared with December 31, 2010 primarily due to increased capital lease obligations related to OC 2, which was placed into service in January 2011.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2010 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, Wisconsin Energy's PTF strategy, rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

POWER THE FUTURE

OC 2 was placed into service on January 12, 2011. All of the PTF units are now in service and are positioned to provide a significant portion of our future generation needs. We are leasing the units from We Power under long-term leases. We are recovering the lease payments associated with Port Washington Generating Station 1
(PWGS 1), Port Washington Generating Station 2 (PWGS 2) and OC 1 in our rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC), and FERC. We are recovering the lease payment associated with OC 2 as authorized by the PSCW and FERC, and will request authorization from the MPSC with the next rate case. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2010 Annual Report on Form 10-K for additional information on PTF.

RATES AND REGULATORY MATTERS

2012 Wisconsin Rate Case: During the second quarter of 2011, we intend to file a rate request with the PSCW.

2010 Wisconsin Rate Case:   As part of its final decision in the 2010 rate case, the PSCW authorized us to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, we filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. We requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs currently embedded in rates. In December 2010, we reduced our request by approximately $5.2 million. Adjustments by the PSCW reduced the request by an additional $7.8 million. The PSCW issued its final decision which increased annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase is being driven primarily by an increase in the delivered cost of coal.

2010 Fuel Recovery Request:   In February 2010, we filed a $60.5 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The increase in fuel and purchased power costs was driven primarily by increases in the price of natural gas compared to the forecasted prices included in the 2010 PSCW rate case order, changes in the timing of plant outages and increased MISO costs. Effective March 25, 2010, the PSCW approved an annual increase of $60.5 million in Wisconsin retail electric rates on an interim basis. On April 28, 2011, the PSCW approved the final increase with no changes.

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

March 2011	26	Wisconsin Electric Power Company

Form 10-Q

that our monitored fuel cost for 2009 would fall outside the range prescribed by the PSCW and would be less than the fuel cost reflected in then authorized rates. The PSCW approved this request on an interim basis with rates effective May 1, 2009.

The PSCW staff audited the fuel costs for the year 2009 to determine whether we collected excess revenues as a result of the fuel surcharges that were in place in 2008 and 2009. Under the fuel rules, if a utility collects excess revenues in a year in which it implemented an emergency fuel surcharge, it is required to refund to customers the over-collected fuel surcharge revenue up to the amount of the excess revenues. In February 2011, the PSCW closed out its review of this matter and determined that we did not collect any excess revenues.

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

Renewable Energy Portfolio: In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for the federal production tax credit. We currently expect to invest approximately $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013, subject to regulatory and other approvals. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. At its April 28, 2011 open meeting, the PSCW expressed concern about the overall cost of the project for our electric customers and directed the Company and Domtar to propose a lower cost structure for electric customers. The Company and Domtar submitted a joint response on May 3, 2011. We anticipate a final decision from the PSCW during the second quarter of 2011.

Other than the Certificate of Authority, we have received all of the permits necessary to construct the biomass facility. On April 27, 2011, opponents of the project filed a request for a contested case hearing related to the air pollution control construction permit issued by the Wisconsin Department of Natural Resources (WDNR). If the WDNR grants this request, we intend to participate in the hearing process and vigorously defend the permit.

Edgewater Generating Unit 5:   During the fourth quarter of 2009, we reached a contingent agreement to sell our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital. Our interest in the unit was sold on March 1, 2011 for approximately $38 million.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2010 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

ENVIRONMENTAL MATTERS

Mercury and Other Hazardous Air Pollutants:   The United States Environmental Protection Agency (EPA) issued the final Clean Air Mercury Rule (CAMR) in March 2005, addressing mercury emissions from new and existing coal-fired power plants. The federal rule was challenged by a number of states including Wisconsin and Michigan. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAMR and sent the rule back to the EPA for reconsideration.

In December 2008, a number of environmental groups filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology (MACT) limits for fossil-fuel fired electric generating units to address hazardous air pollutants, including mercury. In October 2009, the EPA published notice of a proposed consent decree in connection with this litigation that would place the EPA on a schedule to set a MACT rule for coal and oil-fired electric generating units in 2011. In April 2010, the D.C. District Court approved a settlement agreement between the EPA and the plaintiffs in the litigation setting a firm schedule for the remanded rule-making. In accordance with this settlement, the EPA issued a proposed rule on

March 2011	27	Wisconsin Electric Power Company

Form 10-Q

March 16, 2011. The settlement requires the final rule to be issued by November 16, 2011. The proposed MACT rule is intended to reduce emissions of numerous hazardous air pollutants, including mercury. We are evaluating the potential impact of the proposed rule on the operation of our existing coal-fired generation facilities. Based upon our initial review, we believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our plants, positions us well to meet these proposed requirements.

Clean Water Act:   Section 316(b) of the Clean Water Act (CWA) requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. Final rules for cooling water intake systems at existing facilities (Phase II) were promulgated in 2004. However, as a result of ongoing litigation, the EPA withdrew the Phase II rule in July 2007 and advised states to use their best professional judgment in making BTA decisions while the rule remains suspended.

The EPA has been in the process of revising the Phase II rules since mid-2007. In December 2010, the EPA and Riverkeeper Inc. (plaintiff in the litigation) set a firm schedule for the remanded Section 316(b) Phase II rulemaking. In accordance with the settlement agreement, the EPA proposed a new Phase II rule on March 28, 2011. The settlement requires a final rule by July 27, 2012. Once the rule is final, it will apply to all of our existing generating facilities with cooling water intake structures other than the Oak Creek expansion, which was permitted under the Phase I rules.

The proposed rule would create an impingement mortality reduction standard for all existing facilities. One proposed approach would allow a facility owner to satisfy the BTA requirement with respect to impingement mortality reduction if it demonstrates that its cooling water intake system has a maximum intake velocity of no more than 0.5 feet per second. Oak Creek Power Plant Units 5-8, Pleasant Prairie and Port Washington Generating Station all employ technologies that have a cooling water intake withdrawal velocity of less than 0.5 feet per second. We are still evaluating impingement mortality reduction compliance options for the Presque Isle and Valley power plants.

The EPA has proposed that the BTA for entrainment mortality reduction be determined on a case-by-case basis. Therefore, site-specific analysis would be required to determine BTA with respect to entrainment. The proposed rule allows permitting authorities to determine BTA controls on a site-specific basis following the consideration of several factors, including the cost of control technologies, the non-water quality impacts of control technologies, the monetary and non-monetary benefits of control technologies, land availability, and remaining useful plant life. Because the entrainment reduction standard is a site-specific determination, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet this proposed requirement.

The proposed rule is subject to public comment. Depending on the final requirements of the Phase II rule, we may need to modify the cooling water intake systems at some of our facilities. However, we are not able to make a determination until after the Phase II rule is final.

Steam Electric Effluent Guidelines:   The federal Steam Electric Effluent guidelines, which regulate waste water discharges, are under review by the EPA. These rules govern discharges of waste water from our power plant processes. The EPA rules are expected to be finalized in the 2013-2014 timeframe. After the promulgation of final rules, it is expected that the WDNR will need to modify Wisconsin's rules. The existing Wisconsin state rules for waste water discharge are very stringent, and the systems that have been installed at the Pleasant Prairie Power Plant and the Oak Creek Power Plant use advanced technology. We are unable to determine the impact, if any, of these rules on our facilities at this time.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2010 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

LEGAL MATTERS

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against the Plan in the U.S. District Court for the Eastern District of Wisconsin. Counsel representing the plaintiff has sought class certification for other similarly situated plaintiffs. The complaint alleges that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA and are owed additional benefits, because the Plan failed to apply the

March 2011	28	Wisconsin Electric Power Company

Form 10-Q

correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant. The plaintiff has not specified the amount of relief he is seeking.

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. Although we believe the Committee has the authority to make this determination under the Plan to resolve this particular issue, the plaintiff is opposing the Committee's actions and the matter has not yet been decided by the Court. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

NUCLEAR OPERATIONS

Used Nuclear Fuel Storage and Disposal:   The Nuclear Waste Policy Act established the Nuclear Waste Fund, which is composed of payments made by the generators and owners of nuclear plants. We owned Point Beach through September 2007 and placed approximately $215.2 million into this fund. Effective January 31, 1998, the DOE failed to meet its contractual obligation to begin removing used fuel from Point Beach. We filed a complaint in November 2000 against the DOE in the Court of Federal Claims for failure to begin performance. In December 2009, the Court ruled in our favor, granting us more than $50 million in damages. In February 2010, the DOE filed an appeal. During the fourth quarter of 2010, we negotiated a settlement with the DOE for $45.5 million, which we received in the first quarter of 2011. We anticipate that this amount, net of costs incurred, will be returned to customers in future rate cases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2010 Annual Report on Form 10-K.

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

March 2011	29	Wisconsin Electric Power Company

Form 10-Q

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2010 Annual Report on Form 10-K.

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

OTHER MATTERS

Cash Balance Pension Plan: See Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 2 of this report for information regarding a lawsuit filed against the Plan.

ITEM 1A. RISK FACTORS

See Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 5. OTHER INFORMATION

Wisconsin Electric's Board of Directors determined that the separate position of Chief Operating Officer was no longer necessary. Accordingly, commencing May 5, 2011, Frederick D. Kuester no longer serves as Wisconsin Electric's Chief Operating Officer. Mr. Kuester remains as Executive Vice President and Chief Financial Officer of Wisconsin Electric.

March 2011	30	Wisconsin Electric Power Company

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Letter agreement by and between Wisconsin Energy Corporation and Robert M. Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/2011 Form 10-Q (File No. 001-09057).)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

March 2011	31	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 5, 2011	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2011	32	Wisconsin Electric Power Company