Form 10-Q
period 2011-06-30
WISCONSIN ELECTRIC POWER CO
filed 2011-08-02
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2011):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2011

June 2011	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
CAMR	Clean Air Mercury Rule
CSAPR	Cross-State Air Pollution Rule
MACT	Maximum Achievable Control Technology

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Fitch	Fitch Ratings
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
OSIP	Wisconsin Energy Corporation 1993 Omnibus Stock Incentive Plan, as amended and restated
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan

June 2011	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
S&P	Standard & Poor's Ratings Services
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

June 2011	4	Wisconsin Electric Power Company

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

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber-security threats; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; or inflation rates.

•
Factors affecting the demand for electricity and natural gas, including weather and other natural phenomena; the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; and energy conservation efforts.

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

•	Internal restructuring options that may be pursued by Wisconsin Energy.

June 2011	5	Wisconsin Electric Power Company

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

June 2011	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,120,200 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 464,100 gas customers in Wisconsin and approximately 460 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Bostco is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2011, Bostco had $34.8 million of assets.

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

June 2011	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)
Operating Revenues	$853.3	$777.6	$1,859.5	$1,711.5
Operating Expenses
Fuel and purchased power	287.2	259.6	556.0	538.2
Cost of gas sold	50.2	39.6	196.4	191.7
Other operation and maintenance	353.8	351.5	709.2	695.3
Depreciation and amortization	54.8	54.0	109.2	107.8
Property and revenue taxes	26.1	23.9	52.2	48.1
Total Operating Expenses	772.1	728.6	1,623.0	1,581.1

Amortization of Gain	—	47.2	—	96.6

Operating Income	81.2	96.2	236.5	227.0

Equity in Earnings of Transmission Affiliate	13.4	13.3	27.0	26.6
Other Income, net	13.7	9.6	26.0	15.7
Interest Expense, net	23.3	25.5	47.5	51.6

Income Before Income Taxes	85.0	93.6	242.0	217.7

Income Taxes	26.9	32.2	76.4	76.9

Net Income	58.1	61.4	165.6	140.8

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available for Common Stockholder	$57.8	$61.1	$165.0	$140.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2011	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
Assets	(Millions of Dollars)
Property, Plant and Equipment
In service	$7,906.0	$7,885.4
Accumulated depreciation	(2,899.2)	(2,879.7)
	5,006.8	5,005.7
Construction work in progress	1,022.4	803.3
Leased facilities, net	2,476.9	1,850.7
Net Property, Plant and Equipment	8,506.1	7,659.7
Investments
Equity investment in transmission affiliate	300.0	290.6
Other	0.2	0.5
Total Investments	300.2	291.1
Current Assets
Cash and cash equivalents	9.7	23.3
Restricted cash	45.5	8.3
Accounts receivable	262.5	260.4
Accounts receivable from related parties	27.8	23.3
Accrued revenues	159.9	208.7
Materials, supplies and inventories	296.4	321.8
Prepayments	151.6	131.0
Regulatory assets	45.7	47.0
Other	24.1	20.4
Total Current Assets	1,023.2	1,044.2
Deferred Charges and Other Assets
Regulatory assets	1,035.0	1,009.0
Other	155.7	166.7
Total Deferred Charges and Other Assets	1,190.7	1,175.7
Total Assets	$11,020.2	$10,170.7
Capitalization and Liabilities
Capitalization
Common equity	$3,147.5	$3,065.1
Preferred stock	30.4	30.4
Long-term debt	1,971.7	1,970.9
Capital lease obligations	2,726.3	2,060.8
Total Capitalization	7,875.9	7,127.2
Current Liabilities
Long-term debt and capital lease obligations due currently	29.5	21.8
Short-term debt	233.0	210.5
Subsidiary note payable to Wisconsin Energy	27.5	27.6
Accounts payable	261.5	234.8
Accounts payable to related parties	86.5	83.7
Regulatory liabilities	14.5	14.5
Other	173.4	193.9
Total Current Liabilities	825.9	786.8
Deferred Credits and Other Liabilities
Regulatory liabilities	695.9	658.1
Deferred income taxes - long-term	1,064.6	925.4
Pension and other benefit obligations	305.6	403.7
Other	252.3	269.5
Total Deferred Credits and Other Liabilities	2,318.4	2,256.7
Total Capitalization and Liabilities	$11,020.2	$10,170.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2011	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Operating Activities
Net income	$165.6	$140.8
Reconciliation to cash
Depreciation and amortization	113.2	111.8
Amortization of gain	—	(96.6)
Equity in earnings of transmission affiliate	(27.0)	(26.6)
Distributions from transmission affiliate	21.6	21.8
Deferred income taxes and investment tax credits, net	100.0	8.9
Contributions to qualified benefit plans	(107.1)	—
Change in - Accounts receivable and accrued revenues	35.3	26.5
Inventories	25.4	(24.2)
Other current assets	5.0	22.9
Accounts payable	(4.3)	7.4
Accrued income taxes, net	(22.3)	(14.6)
Deferred costs, net	13.0	13.0
Other current liabilities	(2.7)	(9.6)
Other, net	54.4	29.0
Cash Provided by Operating Activities	370.1	210.5

Investing Activities
Capital expenditures	(293.4)	(265.8)
Investment in transmission affiliate	(4.0)	(3.5)
Proceeds from asset sales	38.5	0.4
Change in restricted cash	(37.2)	81.8
Other, net	(24.3)	(21.3)
Cash Used in Investing Activities	(320.4)	(208.4)

Financing Activities
Dividends paid on common stock	(89.8)	(89.8)
Dividends paid on preferred stock	(0.6)	(0.6)
Change in total short-term debt	22.4	75.6
Other, net	4.7	4.3
Cash Used in Financing Activities	(63.3)	(10.5)

Change in Cash and Cash Equivalents	(13.6)	(8.4)

Cash and Cash Equivalents at Beginning of Period	23.3	18.3

Cash and Cash Equivalents at End of Period	$9.7	$9.9

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2011	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2010 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year 2011 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were issued or adopted during the first six months of 2011 which would have a material impact on our financial condition, results of operations or cash flows.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)

Stock options	$0.6	$1.7	$1.2	$3.4
Performance units	2.7	7.5	3.7	10.0
Restricted stock	0.3	0.2	0.6	0.4
Share-based compensation expense	$3.6	$9.4	$5.5	$13.8

Related tax benefit	$1.5	$3.8	$2.2	$5.6

June 2011	11	Wisconsin Electric Power Company

Form 10-Q

Stock Option Activity:   During the first six months of 2011, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) granted 435,370 Wisconsin Energy non-qualified stock options to our employees that had an estimated fair value of $3.17 per share. During the first six months of 2010, the Compensation Committee granted 514,700 Wisconsin Energy stock options to our employees that had an estimated fair value of $3.36 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

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

The following is a summary of Wisconsin Energy stock option activity by our employees during the three and six months ended June 30, 2011:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Outstanding as of April 1, 2011	11,797,494	$21.42
Granted	—	$—
Exercised	(798,812)	$19.69
Forfeited	—	$—
Outstanding as of June 30, 2011	10,998,682	$21.55

Outstanding as of January 1, 2011	12,034,614	$20.95
Granted	435,370	$29.35
Exercised	(1,471,302)	$18.96
Forfeited	—	$—
Outstanding as of June 30, 2011	10,998,682	$21.55	5.8	$107.8

Exercisable as of June 30, 2011	8,010,492	$21.05	4.9	$82.5

The intrinsic value of Wisconsin Energy options exercised by our employees was $9.4 million and $17.6 million for the three and six months ended June 30, 2011, and $12.4 million and $21.0 million for the same periods in 2010, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $27.9 million and $38.5 million during the six months ended June 30, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $7.1 million and $8.3 million, respectively.

June 2011	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Number of Options	Exercise Price	Remaining Contractual Life (Years)	Number of Options	Exercise Price	Remaining Contractual Life (Years)
$11.33 to $17.10	2,265,340	$16.23	2.8	2,265,340	$16.23	2.8
$19.74 to $21.11	3,532,982	$20.61	6.4	1,448,622	$19.89	4.8
$23.88 to $29.35	5,200,360	$24.50	6.6	4,296,530	$23.98	6.1
	10,998,682	$21.55	5.8	8,010,492	$21.05	4.9

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and six months ended June 30, 2011:

Non-Vested Stock Options	Number of Options	Weighted-Average Fair Value
Non-vested as of April 1, 2011	3,038,340	$3.78
Granted	—	$—
Vested	(50,150)	$3.77
Forfeited	—	$—
Non-vested as of June 30, 2011	2,988,190	$3.78

Non-vested as of January 1, 2011	4,996,650	$4.27
Granted	435,370	$3.17
Vested	(2,443,830)	$4.66
Forfeited	—	$—
Non-vested as of June 30, 2011	2,988,190	$3.78

As of June 30, 2011, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $1.7 million, which is expected to be recognized over the next 14 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee also approved Wisconsin Energy restricted stock grants to certain of our key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

June 2011	13	Wisconsin Electric Power Company

Form 10-Q

The following restricted stock activity related to our employees occurred during the three and six months ended
June 30, 2011:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of April 1, 2011	129,930
Granted	—	$—
Released	(8,150)	$13.02
Forfeited	—	$—
Outstanding as of June 30, 2011	121,780

Outstanding as of January 1, 2011	124,460
Granted	51,690	$29.00
Released	(52,494)	$16.63
Forfeited	(1,876)	$25.89
Outstanding as of June 30, 2011	121,780

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $0.2 million and $1.5 million for the three and six months ended June 30, 2011, and $0.2 million for the same periods in 2010. The actual tax benefit realized for the tax deductions from released restricted shares for the same periods was $0.1 million and $0.6 million for the three and six months ended June 30, 2011, and $0.1 million for the same periods in 2010.

As of June 30, 2011, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.3 million, which is expected to be recognized over the next 25 months on a weighted-average basis.

Performance Units:   In January 2011 and 2010, the Compensation Committee awarded 413,990 and 520,620 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2010 and 2009 vested and were settled during the first quarter of 2011 and 2010, and had a total intrinsic value of $12.1 million and $9.3 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.2 million and $3.2 million, respectively. As of June 30, 2011, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $19.2 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

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

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. During the six months ended June 30, 2011 and 2010, total comprehensive income was equal to net income.

June 2011	14	Wisconsin Electric Power Company

Form 10-Q

4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On January 12, 2011, Oak Creek expansion Unit 2 (OC 2) was placed into service. We now have care, custody and control of OC 2 and will operate and maintain it over the 30 year life of the lease. As a result of the commercial operation of OC 2, in January 2011, we recorded an additional capital lease asset and capital lease obligation related to the Oak Creek expansion totaling approximately $650 million. The lease payments are expected to be recovered through our rates, as supported by the Wisconsin 2001 Leased Generation Law. The total obligation under the capital lease for the Oak Creek expansion was approximately $2.0 billion as of June 30, 2011 and will decrease to zero over the remaining life of the contract.

5 -- DIVESTITURES

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to Wisconsin Power and Light Company (WPL) for our net book value, including working capital, of approximately $38 million.

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

June 2011	15	Wisconsin Electric Power Company

Form 10-Q

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	3.9	4.1	14.6	22.6
Total	$49.4	$4.1	$14.6	$68.1

Liabilities:
Derivatives	$1.5	$—	$—	$1.5
Total	$1.5	$—	$—	$1.5

Recurring Fair Value Measures	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$8.3	$—	$—	$8.3
Derivatives	4.5	3.7	5.9	14.1
Total	$12.8	$3.7	$5.9	$22.4

Liabilities:
Derivatives	$3.0	$3.3	$—	$6.3
Total	$3.0	$3.3	$—	$6.3

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

June 2011	16	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes the fair value of derivatives classified as Level 3 in the fair value hierarchy:

	Quarter to Date		Year to Date
	2011	2010	2011	2010
	(Millions of Dollars)
Beginning Balance	$2.1	$1.9	$5.9	$5.8
Realized and unrealized gains (losses)	—	—	—	—
Purchases, issuances and settlements	12.5	14.0	8.7	10.1
Transfers in and/or out of Level 3	—	—	—
Balance as of June 30	$14.6	$15.9	$14.6	$15.9

Change in unrealized gains (losses) relating to instruments still held as of June 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2011		December 31, 2010
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$21.9	$30.4	$23.5
Long-term debt, including current portion	$1,987.0	$2,161.0	$1,987.0	$2,158.7

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

7 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the Public Service Commission of Wisconsin (PSCW).

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of
June 30, 2011, we recognized $5.3 million in regulatory assets and $24.5 million in regulatory liabilities related to derivatives in comparison to $11.0 million in regulatory assets and $13.7 million in regulatory liabilities as of
December 31, 2010.

June 2011	17	Wisconsin Electric Power Company

Form 10-Q

We record our current derivative assets on the balance sheet in Other current assets and the current portion of the liabilities in Other current liabilities. The long-term portion of our derivative assets of $0.1 million is recorded in Other deferred charges and other assets and the long-term portion of our derivative liabilities of $0.1 million is recorded in Other deferred credits and other liabilities as of June 30, 2011. Our Consolidated Condensed Balance Sheet as of June 30, 2011 and December 31, 2010 includes:

	June 30, 2011		December 31, 2010
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)

Natural Gas	$1.7	$1.5	$0.9	$6.3
Fuel Oil	3.9	—	4.4	—
FTRs	14.6	—	5.9	—
Coal	2.4	—	2.9	—
Total	$22.6	$1.5	$14.1	$6.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under Fuel and purchased power for those commodities supporting our electric operations and under Cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	8.0 million Dth	$(2.9)	8.8 million Dth	$(2.9)
Power	zero MWh	—	102,400 MWh	(0.2)
Fuel Oil	3.4 million gallons	2.1	2.0 million gallons	(0.2)
FTRs	6,191 MW	1.5	6,657 MW	3.2
Total		$0.7		$(0.1)

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	16.8 million Dth	$(7.8)	21.5 million Dth	$(10.3)
Power	zero MWh	—	159,600 MWh	—
Fuel Oil	6.6 million gallons	2.5	3.8 million gallons	—
FTRs	12,543 MW	5.3	12,088 MW	12.2
Total		$—		$1.9

As of June 30, 2011 and December 31, 2010, we posted collateral of $1.5 million and $4.2 million, respectively, in our margin accounts. These amounts are recorded on the balance sheet in Other current assets.

June 2011	18	Wisconsin Electric Power Company

Form 10-Q

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2011	2010	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.2	$4.6	$7.3	$11.0
Interest cost	14.7	14.7	29.2	29.5
Expected return on plan assets	(15.8)	(14.8)	(31.9)	(29.8)
Amortization of:
Prior service cost	0.6	0.6	1.1	1.1
Actuarial loss	6.3	4.8	12.1	9.4
Net Periodic Benefit Cost	$9.0	$9.9	$17.8	$21.2

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2011	2010	2011	2010
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.3	$2.6	$5.0	$5.3
Interest cost	4.2	4.3	8.5	8.7
Expected return on plan assets	(2.8)	(2.3)	(5.6)	(4.6)
Amortization of:
Transition obligation	0.1	0.1	0.2	0.2
Prior service (credit)	(0.5)	(3.0)	(1.0)	(5.9)
Actuarial loss	1.1	2.1	2.1	4.1
Net Periodic Benefit Cost	$4.4	$3.8	$9.2	$7.8

In January 2011, we contributed $107.1 million to Wisconsin Energy's qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $9.9 million as of June 30, 2011 and
$10.7 million as of December 31, 2010.

June 2011	19	Wisconsin Electric Power Company

Form 10-Q

9 -- GUARANTEES

We enter into various guarantees to provide financial and performance assurance to third parties. As of
June 30, 2011, we had the following guarantees:

	Maximum Potential
	Future Payments	Outstanding	Liability Recorded
	(Millions of Dollars)
Guarantees	$2.8	$0.1	$—
Letters of Credit	$1.5	$0.6	$—

We are subject to the potential retrospective premiums that could be assessed under our insurance program.

10 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three and six months ended June 30, 2011 and 2010 is shown in the following table:

	Operating Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

June 30, 2011
Operating Revenues (a)	$762.6	$83.2	$7.5	$853.3
Operating Income (Loss)	$79.9	$3.6	$(2.3)	$81.2
June 30, 2010
Operating Revenues (a)	$701.7	$69.2	$6.7	$777.6
Operating Income	$95.8	$0.4	$—	$96.2

Six Months Ended

June 30, 2011
Operating Revenues (a)	$1,539.2	$297.6	$22.7	$1,859.5
Operating Income	$193.8	$40.1	$2.6	$236.5
June 30, 2010
Operating Revenues (a)	$1,405.5	$284.4	$21.6	$1,711.5
Operating Income	$193.2	$29.3	$4.5	$227.0

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

As of June 30, 2011, our total assets in our electric utility segment increased by approximately $850 million as compared to December 31, 2010 primarily because of the commencement of commercial operation of OC 2 in January 2011, at which time we recorded an additional capital lease asset of approximately $650 million, and an increase of approximately $219 million in construction work in progress.

June 2011	20	Wisconsin Electric Power Company

Form 10-Q

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

We have identified two tolling and purchased power agreements with third parties that represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of two years. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the remaining term of 11 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $337.7 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the six months ended June 30, 2011 and 2010 were $32.1 million and $31.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal-combustion product disposal sites. We perform ongoing assessments of our manufactured gas plant sites and related disposal sites, as well as our coal combustion product disposal/landfill sites. We are working with the Wisconsin Department of Natural Resources (WDNR) in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have substantially completed planned remediation activities at some of these sites and certain other sites are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $10 million to $25 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of June 30, 2011, we have established reserves of $13.7 million related to future remediation costs.

June 2011	21	Wisconsin Electric Power Company

Form 10-Q

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

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. The plaintiff is opposing the Committee's actions and the Court has not yet decided what deference, if any, to give to the Committee's decision. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

Income Taxes:   During the second quarter of 2011, our state and federal unrecognized tax benefits decreased by approximately $4.6 million exclusive of accrued interest, of which $2.0 million relates to the payment of a state tax obligation and $2.6 million the result of effective settlements with state and federal taxing authorities.

13 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2011, we paid $46.6 million in interest, net of amounts capitalized, and received $6.3 million in net refunds from income taxes. During the six months ended June 30, 2010, we paid $51.2 million in interest, net of amounts capitalized, and $75.2 million in income taxes, net of refunds.

As of June 30, 2011 and 2010, the amount of accounts payable related to capital expenditures was $50.5 million and $14.4 million, respectively.

June 2011	22	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2011

EARNINGS

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2011 with the second quarter of 2010, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Thousands)

Customer Class
Residential	$259.8	$8.4	$251.4	1,835.6	(38.3)	1,873.9
Small Commercial/Industrial	240.7	10.3	230.4	2,065.2	(81.1)	2,146.3
Large Commercial/Industrial	193.4	22.1	171.3	2,502.1	43.5	2,458.6
Other - Retail	5.2	0.2	5.0	34.9	(0.9)	35.8
Total Retail	699.1	41.0	658.1	6,437.8	(76.8)	6,514.6
Wholesale - Other	39.9	9.8	30.1	526.1	126.1	400.0
Resale - Utilities	15.2	7.1	8.1	437.6	126.9	310.7
Other Operating Revenues	8.4	3.0	5.4	—	—	—
Total	$762.6	$60.9	$701.7	7,401.5	176.2	7,225.3
Weather -- Degree Days (a)
Heating (936 Normal)				1,037	366	671
Cooling (171 Normal)				113	(95)	208

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a
20-year moving average.

Our electric utility operating revenues increased by $60.9 million, or 8.7%, when compared to the second quarter of 2010. The most significant factors that caused a change in revenues were:

•	2011 increase of approximately $47.2 million, reflecting the reduction of Point Beach bill credits to retail customers.

•
Net pricing increases totaling $10.2 million, which includes rates to recover the increase in 2011 fuel costs that became effective April 29, 2011. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

•	Unfavorable weather that decreased electric revenues by an estimated $22.5 million as compared to the second quarter of 2010.

As measured by cooling degree days, the second quarter of 2011 was 45.7% cooler than the same period in 2010 and 33.9% cooler than normal. Collectively, retail sales to our residential and small commercial and industrial customers, who are more weather sensitive, decreased by 3.0%. Electric sales to our largest customers, two iron ore mines, increased significantly for the quarter. If these sales are excluded, sales to our large commercial and industrial customers decreased slightly for the second quarter of 2011 as compared to the second quarter of 2010.

June 2011	23	Wisconsin Electric Power Company

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs increased by $27.6 million, or 10.6%, when compared to the second quarter of 2010. This increase was primarily caused by a 2.4% increase in total MWh sales, increased coal and transportation costs, and changes in the mix of MWh generation caused by plant outages that resulted in increased costs as compared to the second quarter of 2010.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2011 with the second quarter of 2010. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $14.0 million, or 20.2%, primarily because of cooler weather in the second quarter of 2011.

	Three Months Ended June 30
	2011	B (W)	2010
	(Millions of Dollars)

Gas Operating Revenues	$83.2	$14.0	$69.2
Cost of Gas Sold	50.2	(10.6)	39.6
Gross Margin	$33.0	$3.4	$29.6

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2011 with the second quarter of 2010:

	Three Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Millions)

Customer Class
Residential	$22.0	$2.6	$19.4	52.6	13.1	39.5
Commercial/Industrial	6.7	1.4	5.3	31.7	9.5	22.2
Interruptible	0.1	—	0.1	1.1	0.2	0.9
Total Retail	28.8	4.0	24.8	85.4	22.8	62.6
Transported Gas	3.8	0.4	3.4	68.3	2.5	65.8
Other	0.4	(1.0)	1.4	—	—	—
Total	$33.0	$3.4	$29.6	153.7	25.3	128.4
Weather -- Degree Days (a)
Heating (936 Normal)				1,037	366	671

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $3.4 million, or approximately 11.5%, when compared to the second quarter of 2010. This increase primarily relates to an increase in sales volumes as a result of cooler weather during the second quarter of 2011 that increased heating loads. As measured by heating degree days, the second quarter of 2011 was 54.5% cooler than the same period in 2010 and 10.8% cooler than normal.

June 2011	24	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $2.3 million, or approximately 0.7%, when compared to the second quarter of 2010.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $0.8 million, or approximately 1.5%, when compared to the second quarter of 2010, primarily because of an overall increase in utility plant in service.

Amortization of Gain

In connection with the September 2007 sale of Point Beach, we reached an agreement with our regulators to allow for the net gain on the sale to be used for the benefit of our customers. The majority of the benefits were returned to customers in the form of bill credits. The net gain was originally recorded as a regulatory liability, and it was amortized to the income statement as we issued bill credits to customers. When the bill credits were issued to customers, we transferred cash from the restricted accounts to the unrestricted accounts, adjusted for taxes. All bill credits associated with the sale of Point Beach were applied to customers as of December 31, 2010, and as a result, the Amortization of Gain was zero during the second quarter of 2011 as compared to $47.2 million during the second quarter of 2010.

Other Income, net

Other income, net increased by $4.1 million, or approximately 42.7%, when compared to the second quarter of 2010. This increase primarily relates to increased Allowance for Funds Used During Construction (AFUDC) - Equity related to the construction of the Oak Creek Air Quality Control System (AQCS) project and the Glacier Hills Wind Park.

Interest Expense, net

	Three Months Ended June 30
Interest Expense	2011	B (W)	2010
	(Millions of Dollars)

Gross Interest Costs	$28.9	$(0.3)	$28.6
Less: Capitalized Interest	5.6	2.5	3.1
Interest Expense, net	$23.3	$2.2	$25.5

Our gross interest costs increased by $0.3 million, or 1.0%, when compared to the second quarter of 2010. Our capitalized interest increased by $2.5 million primarily due to increased capital expenditures related to our Oak Creek AQCS project and the Glacier Hills Wind Park during the second quarter of 2011 as compared to the same period in 2010. As a result, our net interest expense decreased by $2.2 million, or 8.6%, as compared to the second quarter of 2010.

Income Taxes

For the second quarter of 2011, our effective tax rate was 31.6% compared to 34.4% for the second quarter of 2010, primarily because of the increase in AFUDC - Equity in 2011 over 2010. For additional information, see Note G -- Income Taxes in our 2010 Annual Report on Form 10-K.

June 2011	25	Wisconsin Electric Power Company

Form 10-Q

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2011

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2011 with the first six months of 2010:

	Six Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$542.8	$30.0	$512.8	3,865.6	(9.6)	3,875.2
Small Commercial/Industrial	487.1	39.6	447.5	4,263.9	(30.1)	4,294.0
Large Commercial/Industrial	372.0	45.6	326.4	4,875.8	52.9	4,822.9
Other - Retail	11.3	0.5	10.8	74.9	(1.3)	76.2
Total Retail	1,413.2	115.7	1,297.5	13,080.2	11.9	13,068.3
Wholesale - Other	75.9	4.4	71.5	1,004.9	(31.4)	1,036.3
Resale - Utilities	32.7	9.3	23.4	1,006.2	329.6	676.6
Other Operating Revenues	17.4	4.3	13.1	—	—	—
Total	$1,539.2	$133.7	$1,405.5	15,091.3	310.1	14,781.2
Weather -- Degree Days (a)
Heating (4,194 Normal)				4,481	666	3,815
Cooling (172 Normal)				113	(95)	208

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $133.7 million, or 9.5%, when compared to the first six months of 2010. The most significant factors that caused a change in revenues were:

•	2011 increase of approximately $96.6 million, reflecting the reduction of Point Beach bill credits to retail customers.

•
Net pricing increases totaling $28.2 million, which includes rates related to our 2010 fuel recovery request that became effective March 25, 2010, and our request to review 2011 fuel costs that became effective April 29, 2011. For information on these rate orders, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

•	Unfavorable weather during the second quarter that decreased electric revenues by an estimated $9.3 million as compared to the first six months of 2010.

Electric sales to our largest customers, two iron ore mines, increased significantly for the first six months of 2011. If these sales are excluded, sales to our large commercial and industrial customers decreased slightly for the first six months of 2011 as compared to the first six months of 2010.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $17.8 million, or 3.3%, when compared to the first six months of 2010. This increase was primarily caused by a 2.1% increase in total MWh sales, increased coal and transportation costs, and changes in the mix of MWh generation caused by plant outages that resulted in increased costs as compared to the first six months of 2010, partially offset by lower natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2011 with the first six months of 2010. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between

June 2011	26	Wisconsin Electric Power Company

Form 10-Q

the comparative periods, total gas operating revenues increased by $13.2 million, or 4.6%, primarily because of colder weather during the first six months of 2011.

	Six Months Ended June 30
	2011	B (W)	2010
	(Millions of Dollars)
Gas Operating Revenues	$297.6	$13.2	$284.4
Cost of Gas Sold	196.4	(4.7)	191.7
Gross Margin	$101.2	$8.5	$92.7

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2011 with the first six months of 2010:

	Six Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2011	B (W)	2010	2011	B (W)	2010
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$68.0	$5.9	$62.1	222.7	30.1	192.6
Commercial/Industrial	23.4	3.0	20.4	126.8	18.7	108.1
Interruptible	0.3	—	0.3	3.3	0.1	3.2
Total Retail	91.7	8.9	82.8	352.8	48.9	303.9
Transported Gas	8.5	0.6	7.9	160.8	9.4	151.4
Other	1.0	(1.0)	2.0	—	—	—
Total	$101.2	$8.5	$92.7	513.6	58.3	455.3
Weather -- Degree Days (a)
Heating (4,194 Normal)				4,481	666	3,815

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $8.5 million, or 9.2%, when compared to the first six months of 2010. This increase primarily relates to an increase in sales volumes as a result of colder weather during the first six months of 2011 that increased heating loads. As measured by heating degree days, the first six months of 2011 were 17.5% colder than the same period in 2010 and 6.8% colder than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $13.9 million, or approximately 2.0%, when compared to the first six months of 2010. Operation and maintenance expenses at our power plants increased approximately $5.9 million primarily because of higher maintenance costs at our power plants as a result of the timing of outages and increased costs related to our Oak Creek AQCS project. In addition, expenses related to maintenance of our electric distribution system increased by approximately $3.3 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $1.4 million, or approximately 1.3%, when compared to the first six months of 2010, primarily because of an overall increase in utility plant in service.

Amortization of Gain

The Amortization of Gain was zero during the first six months of 2011 as compared to $96.6 million during the first six months of 2010. For additional information, see Amortization of Gain under Results of Operations -- Three Months Ended June 30, 2011.

June 2011	27	Wisconsin Electric Power Company

Form 10-Q

Other Income, net

Other income, net increased by $10.3 million, or approximately 65.6%, when compared to the first six months of 2010. This increase primarily relates to increased AFUDC - Equity related to the construction of the Oak Creek AQCS project and the Glacier Hills Wind Park.

Interest Expense, net

	Six Months Ended June 30
Interest Expense	2011	B (W)	2010
	(Millions of Dollars)

Gross Interest Costs	$58.1	$(1.0)	$57.1
Less: Capitalized Interest	10.6	5.1	5.5
Interest Expense, net	$47.5	$4.1	$51.6

Our gross interest costs increased by $1.0 million, or 1.8%,during the first six months of 2011 when compared to the first six months of 2010. Our capitalized interest increased by $5.1 million primarily due to increased capital expenditures related to our Oak Creek AQCS project and Glacier Hills Wind Park during the first six months of 2011 as compared to the same period in 2010. As a result, our net interest expense decreased by $4.1 million, or 7.9%, as compared to the first six months of 2010.

Income Taxes

For the first six months of 2011, our effective tax rate was 31.6% compared to 35.3% for the first six months of 2010, primarily because of the increase in AFUDC - Equity in 2011 over 2010. For additional information, see Note G -- Income Taxes in our 2010 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the six months ended June 30:

	2011	2010
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$370.1	$210.5
Investing Activities	$(320.4)	$(208.4)
Financing Activities	$(63.3)	$(10.5)

Operating Activities

Cash provided by operating activities was $370.1 million during the six months ended June 30, 2011, compared to $210.5 million during the same period in 2010. The largest increases in cash provided by operating activities related to higher net income, higher deferred income tax benefits and the elimination of the amortization of the gain on the sale of Point Beach. Combined these items totaled $265.6 million during the first six months of 2011 as compared to $53.1 million during the first six months of 2010. We expect this trend to continue during 2011. The largest reduction in cash provided by operating activities related to our contributions to Wisconsin Energy's qualified benefit plans. During the first six months of 2011, we contributed $107.1 million to Wisconsin Energy's qualified benefit plans. We made no contributions to the qualified plans during the first six months of 2010.

June 2011	28	Wisconsin Electric Power Company

Form 10-Q

Investing Activities

Cash used in investing activities was $320.4 million during the six months ended June 30, 2011, which was $112.0 million higher than the same period in 2010. This increase primarily reflects changes in restricted cash, partially offset by increased proceeds from asset sales. During the first six months of 2011, our restricted cash increased primarily because of the nuclear fuel settlement we received from the DOE. See Nuclear Operations in this report for additional information regarding the settlement with the DOE. During the first six months of 2010, our restricted cash decreased due to the release of restricted cash related to the Point Beach bill credits. The increase in restricted cash in 2011 was partially offset by proceeds from the sale of our interest in Edgewater Generating Unit 5. In addition, capital expenditures increased approximately $27.6 million during the first six months of 2011 as compared to the first six months of 2010, primarily due to continued construction of the Oak Creek AQCS project and Glacier Hills Wind Park.

Financing Activities

Cash used in financing activities was $63.3 million during the six months ended June 30, 2011, compared to $10.5 million during the same period in 2010. The increase in cash used is primarily due to changes in our debt levels. During the first six months of 2011, we increased our short-term debt levels by $22.4 million compared to an increase of $75.6 million during the same period in 2010.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our short-term and long-term capital requirements primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

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

As of June 30, 2011, we had approximately $494.1 million of available, undrawn lines under our bank back-up credit facility, and approximately $233.0 million of commercial paper outstanding that was supported by the available lines of credit. During the first six months of 2011, our maximum commercial paper outstanding was $314.0 million with a weighted-average interest rate of 0.21%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of June 30, 2011:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$5.9	$494.1	December 2013

We recorded an increase of approximately $650 million to our capital lease obligation in connection with OC 2 being placed into service in January 2011. For additional information, see Note 4 -- Long-Term Debt and Capital Lease Obligations in the Notes to Consolidated Condensed Financial Statements in this report.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount

June 2011	29	Wisconsin Electric Power Company

Form 10-Q

of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of June 30, 2011, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2011, S&P affirmed our ratings and revised our ratings outlook from positive to stable.

In June 2011, Fitch affirmed our ratings and the stable ratings outlook.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K for additional information related to our credit rating risk.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $26.9 billion as of June 30, 2011 compared with $24.6 billion as of December 31, 2010. Our total contractual obligations and other commercial commitments as of June 30, 2011 increased compared with December 31, 2010 primarily due to increased capital lease obligations related to OC 2, which was placed into service in January 2011.

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

June 2011	30	Wisconsin Electric Power Company

Form 10-Q

POWER THE FUTURE

OC 2 was placed into service on January 12, 2011. All of the PTF units are now in service and are positioned to provide a significant portion of our future generation needs. We are leasing the units from We Power under long-term leases. We are recovering the lease payments associated with Port Washington Generating Station 1
(PWGS 1), Port Washington Generating Station 2 (PWGS 2) and Oak Creek expansion Unit 1 (OC 1) in our rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. We are recovering the lease payment associated with OC 2 as authorized by the PSCW and FERC, and have requested authorization from the MPSC in the rate case filed in July 2011. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2010 Annual Report on Form 10-K for additional information on PTF.

RATES AND REGULATORY MATTERS

2012 Wisconsin Rate Case:   On May 26, 2011, we filed an application with the PSCW to initiate rate proceedings. In lieu of a traditional rate proceeding, we have requested an alternative approach, which if approved by the PSCW, would result in no increase in 2012 base rates for our customers. In 2012, we would seek base rate increases to be effective in 2013. In order for us to proceed under this alternative approach, we requested that the PSCW issue an order that:

•	Authorizes us to suspend the amortization of $148 million of regulatory costs during 2012, with amortization to begin again in 2013.

•	Authorizes $148 million of carrying costs and depreciation on previously authorized air quality and renewable energy projects, effective January 1, 2012.

•	Authorizes the refund of $26 million of net proceeds from our settlement of the spent nuclear fuel litigation with the DOE.

•
Authorizes us to reopen the rate proceeding in 2012 to address, for rates effective in 2013, all issues set aside during 2012, including the determination of the final approved construction costs for the Oak Creek expansion.

•	Schedules a proceeding to establish a 2012 fuel cost plan.

The application states that if we receive an order from the PSCW that addresses only a portion of these issues, or that includes additional conditions, we would instead proceed with a traditional rate case. If we found it necessary to proceed with a traditional rate case, we expect our rate request would include increases of approximately 6.0% for our electric customers, 0.9% for our natural gas customers, 10.2% for our Valley steam utility customers and 6.9% for our Milwaukee County steam utility customers. We expect a decision from the PSCW on our proposal in August 2011.

2012 Michigan Rate Case:   On July 5, 2011, we filed a $17.5 million rate increase request with the MPSC, primarily to recover the costs of environmental upgrades and OC 2. Michigan law allows utilities, upon the satisfaction of certain conditions, to self-implement a rate increase request, subject to refund with interest. Therefore, we expect to self-implement $7.7 million of the rate increase request effective in January 2012. A final decision from the MPSC is expected in July 2012.

2010 Wisconsin Rate Case:   As part of its final decision in the 2010 rate case, the PSCW authorized us to reopen the docket in 2010 to review updated 2011 fuel costs. On September 3, 2010, we filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. We requested an increase in 2011 Wisconsin retail electric rates of $38.4 million, or 1.4%, related to the increase in 2011 monitored fuel costs as compared to the level of monitored fuel costs then embedded in rates. In December 2010, we reduced our request by approximately $5.2 million. Adjustments by the PSCW reduced the request by an additional $7.8 million. The PSCW issued its final decision, which increased annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase is being driven primarily by an increase in the delivered cost of coal.

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

June 2011	31	Wisconsin Electric Power Company

Form 10-Q

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

Renewable Energy Portfolio: In September 2009, we announced plans to construct a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. We believe the biomass plant will be eligible for the federal production tax credit. In March 2010, we filed a request for a Certificate of Authority for the project with the PSCW. At its April 28, 2011 open meeting, the PSCW expressed concern about the overall cost of the project for our electric customers and directed the Company and Domtar to propose a lower cost structure for electric customers. The Company and Domtar submitted a joint response on May 3, 2011. On May 12, 2011, the PSCW issued its final decision approving the project and construction commenced on June 27, 2011. We currently expect to invest between $245 and $255 million, excluding AFUDC, in the plant and for it to be completed during the fall of 2013.

We have received all of the permits necessary to construct the biomass facility. In April 2011, opponents of the project filed a request for a contested case hearing related to the air pollution control construction permit issued by the WDNR. The WDNR denied the request in May 2011 because it was improperly filed. In June 2011, the opponents filed a petition for judicial review with the Marathon County Circuit Court seeking review of the WDNR's decision to deny the request for a contested case hearing. On July 8, 2011, we filed a request to intervene in the judicial proceeding.

Edgewater Generating Unit 5:   On March 1, 2011, we sold our 25% interest in Edgewater Generating Unit 5 to WPL for our net book value, including working capital, of approximately $38 million.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2010 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

MISO:   As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the Locational Marginal Pricing (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction

June 2011	32	Wisconsin Electric Power Company

Form 10-Q

Revenue Rights (ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2011 through May 31, 2012. The resulting ARR valuation and the secured FTRs should mitigate our transmission congestion risk for that period.

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

In December 2008, a number of environmental groups filed a complaint with the D.C. Circuit asking that the court place the EPA on a schedule for promulgating Maximum Achievable Control Technology (MACT) limits for fossil-fuel fired electric generating units to address hazardous air pollutants, including mercury. In October 2009, the EPA published notice of a proposed consent decree in connection with this litigation that would place the EPA on a schedule to set a MACT rule for coal and oil-fired electric generating units in 2011. In April 2010, the D.C. District Court approved a settlement agreement between the EPA and the plaintiffs in the litigation setting a firm schedule for the remanded rule-making. In accordance with this settlement, the EPA issued a proposed rule on March 16, 2011, and is required to issue the final rule by November 16, 2011. The proposed MACT rule is intended to reduce emissions of numerous hazardous air pollutants, including mercury. We are evaluating the potential impact of the proposed rule on the operation of our existing coal-fired generation facilities. Based upon our review, the Milwaukee County, Valley and Presque Isle power plants may require additional modifications. In addition, we believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our other plants, positions those plants well to meet the proposed requirements.

Cross-State Air Pollution Rule:   On July 6, 2011, the EPA signed a final rule, the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule had been proposed in 2010 to replace the Clean Air Interstate Rule, which had been invalidated and remanded to the EPA in 2008.

The stated purpose of the CSAPR is to limit the interstate transport of emissions of nitrogen oxides and sulfur dioxide that contribute to fine particulate matter and ozone in downwind states. While the rule does not yet have a published effective date, compliance is required in 2012. Although we believe the previous installation of controls on our generation fleet will help us to meet the requirements of CSAPR, we are still evaluating this rule and are currently unable to determine its impact on our operations, if any.

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

June 2011	33	Wisconsin Electric Power Company

Form 10-Q

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

In March 2011, after the matter was addressed by the Plan's Employee Benefits Committee and following the Committee's review and analysis of the facts and evolving state of the law, the Plan acknowledged in an amended answer that it had used an incorrect interest crediting rate in computing lump sum payments prior to normal retirement age. The Committee determined the interest crediting rates that should be applied to address the interest crediting rate calculation and determined that the benefits for certain eligible participants should be recalculated. The plaintiff is opposing the Committee's actions and the Court has not yet decided what deference, if any, to give to the Committee's decision. Therefore, we are currently unable to predict the final outcome or impact of this litigation. An adverse outcome of this lawsuit could have a material adverse effect on Plan funding and expense and our results of operations.

Stray Voltage: In recent years, dairy farmers have commenced actions or made claims against us for loss of milk production and other damages to livestock allegedly caused by stray voltage and ground currents resulting from the operation of our electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of these rulings, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern." In December 2008, a stray voltage lawsuit was filed against us. This lawsuit was settled in May 2011. This settlement did not have a material adverse effect on our financial condition or results of operations. Another stray voltage lawsuit was filed against us on January 27, 2011. We do not believe this lawsuit has merit and we will vigorously defend it. This lawsuit is not expected to have a material adverse effect on our financial statements. We continue to evaluate various options and strategies to mitigate this risk.

June 2011	34	Wisconsin Electric Power Company

Form 10-Q

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2010. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2010 Annual Report on Form 10-K.

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

June 2011	35	Wisconsin Electric Power Company

Form 10-Q

information concerning rate matters in the jurisdictions where we do business.

OTHER MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Legal Matters in Item 2 of this report for information regarding a lawsuit filed against the Plan, as well as information concerning stray voltage litigation. The lawsuit involving the Plan was previously reported in Part II -- Other Information in our Form 10-Q for the quarter ended March 31, 2011.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2010. See Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 5. OTHER INFORMATION
The Compensation Committee previously approved, subject to Wisconsin Energy stockholder approval, amendments to the Wisconsin Energy Corporation 1993 Omnibus Stock Incentive Plan, as amended and restated (OSIP), that would, among other things, (i) increase the number of shares of Wisconsin Energy common stock reserved for issuance under the OSIP by an additional 33,000,000 shares; (ii) establish a multiplier to count share usage for full share awards granted under the OSIP, such as restricted stock, of 4.23 shares for every share of Wisconsin Energy common stock issued under the OSIP; (iii) extend the expiration date of the OSIP to ten years after the Wisconsin Energy 2011 annual meeting of stockholders (May 5, 2021); (iv) add restricted stock units and dividend equivalents as forms of awards; and (v) expand the performance criteria for "performance-based awards" to help ensure that such awards comply with Section 162(m) of the U.S. Internal Revenue Code, and establish Wisconsin Energy's authority to grant such awards under the OSIP through the 2016 annual meeting of stockholders. Wisconsin Energy's stockholders approved the amendments to the OSIP at their 2011 annual meeting.
In addition to the 33,000,000 shares reserved for issuance under the OSIP, there are 1,319,272 shares remaining from the shares previously authorized for issuance by Wisconsin Energy's stockholders.
The following summary of the other terms of the OSIP is not complete and is subject to, and qualified in its entirety by reference to, the full text of the OSIP which is listed as Exhibit 10.1 under Item 6. Exhibits and incorporated herein by reference.
The OSIP provides for administration by a committee, to be comprised of either the Compensation Committee or another committee designated by the Wisconsin Energy Board consisting of non-employee directors. The Compensation Committee currently administers the OSIP. Among the committee's powers are the authority to interpret the OSIP, select participants and determine the form, amount and other terms and conditions of awards.
Directors, officers and other key employees of Wisconsin Energy or any of its subsidiaries, including Wisconsin Electric, are eligible to participate in the OSIP. In addition to restricted stock units and dividend equivalents, the other types of awards that may be granted under the OSIP include stock, stock options, restricted stock, stock appreciation rights and performance units. All awards will be settled in stock or cash as determined by the committee.
In the event of a "change in control" of Wisconsin Energy as defined in the OSIP, all outstanding options and stock appreciation rights will become immediately exercisable and all other awards will immediately vest with all performance goals immediately achieved.
The Wisconsin Energy Board of Directors may terminate or amend the OSIP at any time, provided, however, without Wisconsin Energy stockholder approval, the Board may not reduce the exercise price of outstanding stock options or stock appreciation rights or cancel outstanding options or stock appreciation rights in exchange for cash, other awards or options or stock appreciation rights having a lower exercise price.

June 2011	36	Wisconsin Electric Power Company

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Wisconsin Energy Corporation Omnibus Stock Incentive Plan, Amended and Restated Effective as of May 5, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/2011 Form 10-Q (File No. 001-09057).)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2011	37	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 2, 2011	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2011	38	Wisconsin Electric Power Company