Form 10-Q
period 2012-03-31
WISCONSIN ELECTRIC POWER CO
filed 2012-05-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2012):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2012

March 2012	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 2	Oak Creek expansion Unit 2
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midwest Independent Transmission System Operator, Inc.
NDAA	National Defense Authorization Act
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan
Point Beach	Point Beach Nuclear Power Plant

March 2012	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2012	4	Wisconsin Electric Power Company

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

•	Internal restructuring options that may be pursued by Wisconsin Energy.

March 2012	5	Wisconsin Electric Power Company

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service (IRS) audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2012	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three operating segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,124,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 466,600 gas customers in Wisconsin and approximately 465 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), an unregulated company that was formed in 2001 to design, construct, own and lease to us the new generating capacity included in Wisconsin Energy's PTF strategy, which is described further in this report and in our 2011 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of March 31, 2012, Bostco had $34.5 million of assets.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2011 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2012	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)
Operating Revenues	$946.6	$1,006.2

Operating Expenses
Fuel and purchased power	255.1	268.8
Cost of gas sold	100.2	146.2
Other operation and maintenance	329.6	355.4
Depreciation and amortization	61.2	54.4
Property and revenue taxes	28.2	26.1
Total Operating Expenses	774.3	850.9

Operating Income	172.3	155.3

Equity in Earnings of Transmission Affiliate	13.7	13.6
Other Income, net	15.9	12.3
Interest Expense, net	25.2	24.2

Income Before Income Taxes	176.7	157.0

Income Tax Expense	60.8	49.5

Net Income	115.9	107.5

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available for Common Stockholder	$115.6	$107.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2012	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$8,908.0	$8,416.2
Accumulated depreciation	(3,001.8)	(2,964.7)
	5,906.2	5,451.5
Construction work in progress	523.5	902.4
Leased facilities, net	2,413.6	2,428.2
Net Property, Plant and Equipment	8,843.3	8,782.1
Investments
Equity investment in transmission affiliate	312.2	307.5
Other	0.2	0.2
Total Investments	312.4	307.7
Current Assets
Cash and cash equivalents	16.5	12.7
Restricted cash	24.7	45.5
Accounts receivable, net	287.2	274.2
Accounts receivable from related parties	19.2	36.5
Accrued revenues	162.5	200.5
Materials, supplies and inventories	289.3	319.2
Prepayments and other	251.2	281.4
Total Current Assets	1,050.6	1,170.0
Deferred Charges and Other Assets
Regulatory assets	1,314.3	1,236.2
Other	150.8	165.3
Total Deferred Charges and Other Assets	1,465.1	1,401.5
Total Assets	$11,671.4	$11,661.3

Capitalization and Liabilities
Capitalization
Common equity	$3,248.4	$3,177.1
Preferred stock	30.4	30.4
Long-term debt	2,268.1	2,267.6
Capital lease obligations	2,720.8	2,716.5
Total Capitalization	8,267.7	8,191.6
Current Liabilities
Long-term debt and capital lease obligations due currently	42.6	37.9
Short-term debt	281.5	352.0
Subsidiary note payable to Wisconsin Energy	26.8	26.8
Accounts payable	200.1	265.2
Accounts payable to related parties	94.5	94.6
Accrued payroll and vacation	51.8	73.2
Other	187.3	173.4
Total Current Liabilities	884.6	1,023.1
Deferred Credits and Other Liabilities
Regulatory liabilities	655.5	658.1
Deferred income taxes - long-term	1,362.6	1,284.0
Pension and other benefit obligations	280.9	278.8
Other	220.1	225.7
Total Deferred Credits and Other Liabilities	2,519.1	2,446.6
Total Capitalization and Liabilities	$11,671.4	$11,661.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2012	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)
Operating Activities
Net income	$115.9	$107.5
Reconciliation to cash
Depreciation and amortization	63.4	56.4
Deferred income taxes and investment tax credits, net	58.1	56.8
Contributions to qualified benefit plans	—	(107.1)
Change in - Accounts receivable and accrued revenues	36.2	(8.5)
Inventories	29.9	47.6
Other current assets	29.9	24.8
Accounts payable	(61.0)	(29.8)
Accrued income taxes, net	(6.8)	(18.8)
Other current liabilities	5.9	24.6
Other, net	(41.3)	56.2
Cash Provided by Operating Activities	230.2	209.7

Investing Activities
Capital expenditures	(117.1)	(112.5)
Investment in transmission affiliate	(2.3)	(2.3)
Proceeds from asset sales	2.7	38.3
Change in restricted cash	20.8	(37.2)
Other, net	(14.8)	(12.0)
Cash Used in Investing Activities	(110.7)	(125.7)

Financing Activities
Dividends paid on common stock	(44.9)	(44.9)
Dividends paid on preferred stock	(0.3)	(0.3)
Change in total short-term debt	(70.5)	(53.0)
Other, net	—	2.3
Cash Used in Financing Activities	(115.7)	(95.9)

Change in Cash and Cash Equivalents	3.8	(11.9)

Cash and Cash Equivalents at Beginning of Period	12.7	23.3

Cash and Cash Equivalents at End of Period	$16.5	$11.4

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2012	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year 2012 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income:   In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance gives entities the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in its June 2011 final standard. That requirement called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. This guidance, including the related deferral, is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We adopted this guidance on January 1, 2012, and it did not have any material impact on us.

Fair Value Measurement:   In May 2011, the FASB issued guidance amending existing guidance for measuring fair value and for disclosing information about fair value measurements. Under the new guidance, required disclosures are expanded, particularly for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs, the valuation processes used by the entity, and the sensitivity of the measurement to the unobservable inputs will be required. Entities are also required to disclose the categorization, by level of the fair value hierarchy, of items that are not measured at fair value in the balance sheets but for which the fair value is required to be disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied prospectively. We adopted this guidance on January 1, 2012, and it did not have any material impact on us.

3 -- COMMON EQUITY

Share-Based Compensation Expense:   For additional information on share-based compensation, including Wisconsin Energy stock options, restricted stock and performance units, see Note H -- Common Equity in our 2011 Annual Report on Form 10-K. We utilize the straight-line attribution method for recognizing share-based compensation expense. Accordingly, for employee awards, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. There were no modifications to the terms of outstanding Wisconsin Energy stock options held by our employees during the period.

March 2012	11	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Performance units	$10.3	$1.0
Stock options	0.7	0.6
Restricted stock	0.6	0.3
Share-based compensation expense	$11.6	$1.9

Related tax benefit	$4.6	$0.7

Stock Option Activity:   During the first three months of 2012, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) granted 903,865 Wisconsin Energy non-qualified stock options to our employees that had an estimated fair value of $3.34 per share. During the first three months of 2011, the Compensation Committee granted 435,370 Wisconsin Energy stock options to our employees that had an estimated fair value of $3.17 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

	2012	2011

Risk-free interest rate	0.1% - 2.0%	0.2% - 3.4%
Dividend yield	3.9%	3.9%
Expected volatility	19.0%	19.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	5.5

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

The following is a summary of Wisconsin Energy stock option activity by our employees during the three months ended March 31, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)

Outstanding as of January 1, 2012	9,907,526	$21.76
Granted	903,865	$34.88
Exercised	(600,723)	$17.98
Forfeited	—	$—
Outstanding as of March 31, 2012	10,210,668	$23.15	5.7	$122.9

Exercisable as of March 31, 2012	8,548,803	$21.63	5.1	$115.9

The intrinsic value of Wisconsin Energy options exercised by our employees was $10.1 million and $8.2 million for the three months ended March 31, 2012 and 2011, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $10.8 million and $12.2 million for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was zero and approximately $3.3 million, respectively.

March 2012	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$12.71 to $19.74	2,511,871	$18.01	3.0	2,511,871	$18.01	3.0
$21.11 to $24.92	6,365,992	$23.09	6.0	5,928,982	$22.96	5.9
$29.35 to $34.88	1,332,805	$33.10	9.4	107,950	$32.67	9.4
	10,210,668	$23.15	5.7	8,548,803	$21.63	5.1

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three months ended March 31, 2012:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of January 1, 2012	2,953,580	$3.78
Granted	903,865	$3.34
Vested	(2,195,580)	$3.96
Forfeited	—	$—
Non-vested as of March 31, 2012	1,661,865	$3.31

As of March 31, 2012, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $3.0 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2012, the Compensation Committee granted 71,496 Wisconsin Energy restricted shares to our officers and other key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity related to our employees occurred during the three months ended March 31, 2012:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2012	115,946
Granted	71,496	$34.46
Released	(42,430)	$27.33
Forfeited	(4,222)	$25.82
Outstanding as of March 31, 2012	140,790

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $1.6 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same periods was zero and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, total compensation cost related to our share of Wisconsin Energy restricted stock not yet

March 2012	13	Wisconsin Electric Power Company

Form 10-Q

recognized was approximately $3.5 million, which is expected to be recognized over the next 27 months on a weighted-average basis.

Performance Units:   In January 2012 and 2011, the Compensation Committee awarded 333,685 and 413,990 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2011 and 2010 vested and were settled during the first quarter of 2012 and 2011, and had a total intrinsic value of $26.1 million and $12.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $9.6 million and $4.2 million, respectively. As of March 31, 2012, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $24.8 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2011 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. There was no other comprehensive income for the three months ended March 31, 2012 and 2011.

4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On January 12, 2011, Oak Creek expansion Unit 2 (OC 2) was placed into service. We have care, custody and control of OC 2 and will operate and maintain it over the 30 year life of the lease. As a result of the commercial operation of OC 2, in January 2011, we recorded an additional capital lease asset and capital lease obligation related to the Oak Creek expansion totaling approximately $650 million. The lease payments are expected to be recovered through our rates, as supported by the Wisconsin 2001 Leased Generation Law. The total obligation under the capital leases for the Oak Creek expansion was approximately $2.0 billion as of March 31, 2012 and will decrease to zero over the remaining life of the contract.

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

March 2012	14	Wisconsin Electric Power Company

Form 10-Q

hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 -- Pricing inputs are unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Instruments in this category consist of financial instruments such as exchange-traded derivatives, cash equivalents and restricted cash investments.

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$24.7	$—	$—	$24.7
Derivatives	0.9	10.8	2.2	13.9
Total	$25.6	$10.8	$2.2	$38.6

Liabilities:
Derivatives	$6.5	$0.1	$—	$6.6
Total	$6.5	$0.1	$—	$6.6

Recurring Fair Value Measures	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	0.3	13.2	5.7	19.2
Total	$45.8	$13.2	$5.7	$64.7

Liabilities:
Derivatives	$4.3	$0.4	$—	$4.7
Total	$4.3	$0.4	$—	$4.7

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents the settlement we received from the United States Department of Energy (DOE) during the first quarter of 2011, which is being returned, net of costs incurred, to customers. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include

March 2012	15	Wisconsin Electric Power Company

Form 10-Q

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2012	2011
	(Millions of Dollars)
Balance as of January 1	$5.7	$5.9
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(3.5)	(3.8)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$2.2	$2.1

Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2012		December 31, 2011
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$25.0	$30.4	$25.1
Long-term debt, including current portion	$2,287.0	$2,599.7	$2,287.0	$2,669.0

The carrying value of net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our preferred stock is estimated based upon the quoted market value for the same or similar issues. The fair value of our long-term debt, including the current portion of long-term debt, but excluding capitalized leases and unamortized discount on debt, is estimated based upon quoted market value for the same or similar issues or upon the quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the issuing company's bond rating and the present value of future cash flows. Based on these assessments, the above items have been classified within Level 2.

7 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by

March 2012	16	Wisconsin Electric Power Company

Form 10-Q

the Public Service Commission of Wisconsin (PSCW).

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of
March 31, 2012, we recognized $13.7 million in regulatory assets and $14.8 million in regulatory liabilities related to derivatives in comparison to $14.1 million in regulatory assets and $20.3 million in regulatory liabilities as of December 31, 2011.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. We had no long-term portion of derivative assets as of March 31, 2012, and the long-term portion of our derivative liabilities of $0.2 million is recorded in other deferred credits and other liabilities as of March 31, 2012. Our Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011 include:

	March 31, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$1.0	$6.6	$0.7	$4.6
Fuel Oil	0.9	—	0.3	0.1
FTRs	2.2	—	5.7	—
Coal	9.8	—	12.5	—
Total	$13.9	$6.6	$19.2	$4.7

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)
Natural Gas	9.2 million Dth	$(7.6)	8.8 million Dth	$(4.9)
Fuel Oil	1.7 million gallons	0.6	3.2 million gallons	0.4
FTRs	5,358 MW	0.6	6,352 MW	3.8
Total		$(6.4)		$(0.7)

As of March 31, 2012 and December 31, 2011, we posted collateral of $8.3 million and $6.4 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in prepayments and other current assets.

March 2012	17	Wisconsin Electric Power Company

Form 10-Q

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs
Benefit Plan Cost Components	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$5.0	$4.1
Interest cost	14.2	14.5
Expected return on plan assets	(18.1)	(16.1)
Amortization of:
Prior service cost	0.5	0.5
Actuarial loss	7.3	5.8
Net Periodic Benefit Cost	$8.9	$8.8

	OPEB Costs
Benefit Plan Cost Components	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.7	$2.7
Interest cost	4.2	4.3
Expected return on plan assets	(3.3)	(2.8)
Amortization of:
Transition obligation	0.1	0.1
Prior service (credit)	(0.5)	(0.5)
Actuarial loss	1.2	1.0
Net Periodic Benefit Cost	$4.4	$4.8

During the first quarter of 2011, we contributed $107.1 million to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $3.3 million as of March 31, 2012 and
$12.2 million as of December 31, 2011.

March 2012	18	Wisconsin Electric Power Company

Form 10-Q

9 -- SEGMENT INFORMATION

Summarized financial information concerning our operating segments for the three months ended March 31, 2012 and 2011 is shown in the following table:

	Operating Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2012
Operating Revenues (a)	$777.3	$156.7	$12.6	$946.6
Operating Income (Loss)	$143.6	$26.7	$2.0	$172.3

March 31, 2011
Operating Revenues (a)	$776.6	$214.4	$15.2	$1,006.2
Operating Income (Loss)	$113.9	$36.5	$4.9	$155.3

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

We have identified two tolling and purchased power agreements with third parties that represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of approximately one year. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

We also have a purchased power agreement for 236 MW of firm capacity from a gas-fired cogeneration facility, which we account for as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately 10 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $296.7 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the three months ended March 31, 2012 and 2011 were $14.7 million and $15.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

March 2012	19	Wisconsin Electric Power Company

Form 10-Q

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. We have substantially completed planned remediation activities at some of these sites and certain other sites are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $19 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2012, we have established reserves of $6.4 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Valley Power Plant Title V Air Permit:   The WDNR renewed Valley Power Plant's (VAPP) Title V operating permit in February 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested and were granted an administrative hearing before the WDNR on certain conditions of the permit. We filed a motion for partial summary judgment in that proceeding on March 22, 2012. If the case proceeds to hearing, it would be held in early 2013. The Sierra Club petitioned the United States Environmental Protection Agency (EPA) for additional reductions and monitoring for particulate matter, and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition.

We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards. However, if as a result of either proceeding the permit is remanded to the WDNR, the plant will continue to operate under the previous operating permit.

We filed an application with the PSCW in December 2011 for authority to replace and upgrade the Lincoln Arthur natural gas main, which would also have the capability to accommodate the increased natural gas required if VAPP were to convert from coal to natural gas. Clean Wisconsin has requested intervenor status in the PSCW process.

We also submitted a letter to the EPA in December 2011 with four voluntary goals which include: (1) reducing annual Sulfur Dioxide (SO2) emissions from the plant to no more than 4,500 tons (a 65% decrease from 2001 emission levels); (2) installing a dry sorbent injection system that is needed to meet the utility Maximum Achievable Control Technology (MACT) rules earlier than the rules require if the installation would provide a direct economic benefit to customers and is approved by the PSCW; (3) holding an open house and tour of VAPP in 2012 to help inform the community on the plant, the unique role that it plays in the community, and to share environmental successes and future plans; and (4) converting VAPP to natural gas fuel by the 2017/2018 timeframe, provided we can demonstrate a direct economic benefit to customers and obtain authorization from the PSCW to do so.

Divested Assets:   Pursuant to the sale of the Point Beach Nuclear Power Plant (Point Beach), we have agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to WPL in connection with the sale of our interest in Edgewater Generating Unit 5. We have established reserves as deemed appropriate for these indemnification provisions.

Cash Balance Pension Plan:   In June 2009, a lawsuit was filed by Alan M. Downes, a former employee, against

March 2012	20	Wisconsin Electric Power Company

Form 10-Q

the Wisconsin Energy Corporation Retirement Account Plan (Plan) in the U.S. District Court for the Eastern District of Wisconsin. The complaint alleged that Plan participants who received a lump sum distribution under the Plan prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 (ERISA) and were owed additional benefits, because the Plan failed to apply the correct interest crediting rate to project the cash balance account to their normal retirement age. In September 2010, the plaintiff filed a First Amended Class Action Complaint alleging additional claims under ERISA and adding Wisconsin Energy as a defendant.

In November 2011, the Plan entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, the Plan agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $13 million for 2011 after considering insurance and reserves established in the prior year. The court approved the settlement on April 3, 2012 and issued its written order on April 20, 2012. The plaintiffs have 30 days from the date of the written order to appeal this decision.

We do not anticipate further charges as a result of the settlement, other than certain process-related costs we expect to incur to implement the settlement.

Income Taxes:   During the first quarter of 2012, the IRS issued guidance applicable to taxpayers that have taken positions within prior year tax returns relating to the conversion of capitalized assets to repair expense. As a result of this guidance, we have decreased our unrecognized tax benefits by approximately $7.4 million, exclusive of accrued interest.

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2012, we paid $0.9 million in interest, capitalized $6.1 million of interest expense and paid $9.2 million in income taxes, net of refunds. During the three months ended March 31, 2011, we paid $1.2 million in interest, capitalized $5.0 million of interest expense and paid $10.2 million in income taxes, net of refunds.

As of March 31, 2012 and 2011, the amount of accounts payable related to capital expenditures was $12.5 million and $19.4 million, respectively.

During the three months ended March 31, 2012 and 2011, our equity in earnings from ATC was $13.7 million and $13.6 million, respectively. During the three months ended March 31, 2012 and 2011, distributions received from ATC were $11.3 million and $10.9 million, respectively.

March 2012	21	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2012

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2012 with the first quarter of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$274.6	$(8.4)	$283.0	1,942.9	(87.1)	2,030.0
Small Commercial/Industrial	245.2	(1.2)	246.4	2,151.6	(47.1)	2,198.7
Large Commercial/Industrial	184.4	5.8	178.6	2,444.3	70.6	2,373.7
Other - Retail	6.0	(0.1)	6.1	40.4	0.4	40.0
Total Retail	710.2	(3.9)	714.1	6,579.2	(63.2)	6,642.4
Wholesale - Other	36.7	0.7	36.0	332.7	(146.1)	478.8
Resale - Utilities	17.0	(0.5)	17.5	597.1	28.5	568.6
Other Operating Revenues	13.4	4.4	9.0	—	—	—
Total	$777.3	$0.7	$776.6	7,509.0	(180.8)	7,689.8

Weather -- Degree Days (a)
Heating (3,306 Normal)				2,610	(834)	3,444

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $0.7 million, or 0.1%, when compared to the first quarter of 2011. The most significant factors that caused a change in revenues were:

•	Unfavorable weather as compared to the prior year that decreased electric revenues by an estimated $19.3 million.

•
Net pricing increases totaling $8.8 million, which primarily includes rates related to our request to review 2011 fuel costs that became effective April 29, 2011. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

•
A $4.4 million increase in other operating revenues, which includes the amortization of $6.7 million related to the DOE settlement used to offset an increase in fuel costs authorized by the PSCW. For additional information on the DOE settlement, see Factors Affecting Results, Liquidity and Capital Resources -- Nuclear Operations.

As measured by heating degree days, the first quarter of 2012 was 24.2% warmer than the same period in 2011 and 21.1% warmer than normal. The decrease in residential sales volumes in 2012 is primarily attributable to the warmer weather.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $13.7 million, or 5.1%, when compared to the first quarter of 2011. This decrease was primarily caused by a 2.4% decrease in total MWh sales as well as lower generating costs driven by a decrease in natural gas prices as compared to the first quarter of 2011.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2012 with the first quarter of 2011. We believe gross margin is a better performance indicator than revenues

March 2012	22	Wisconsin Electric Power Company

Form 10-Q

because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $57.7 million, or 26.9%, and cost of gas sold decreased by $46.0 million, or 31.5%, due to the significantly warmer winter weather, which resulted in lower therm deliveries, and a decline in the commodity cost of natural gas.

	Three Months Ended March 31
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$156.7	$(57.7)	$214.4
Cost of Gas Sold	100.2	46.0	146.2
Gross Margin	$56.5	$(11.7)	$68.2

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2012 with the first quarter of 2011:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$38.2	$(7.8)	$46.0	129.8	(40.3)	170.1
Commercial/Industrial	13.3	(3.4)	16.7	73.0	(22.1)	95.1
Interruptible	0.1	(0.1)	0.2	1.7	(0.5)	2.2
Total Retail	51.6	(11.3)	62.9	204.5	(62.9)	267.4
Transported Gas	4.4	(0.3)	4.7	87.6	(4.9)	92.5
Other	0.5	(0.1)	0.6	—	—	—
Total	$56.5	$(11.7)	$68.2	292.1	(67.8)	359.9
Weather -- Degree Days (a)

Heating (3,306 Normal)				2,610	(834)	3,444

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $11.7 million, or approximately 17.2%, when compared to the first quarter of 2011 as a result of record warm winter weather. The first quarter of 2012 was the warmest winter in 122 years. As measured by heating degree days, the first quarter of 2012 was 24.2% warmer than the same period in 2011 and 21.1% warmer than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $25.8 million, or approximately 7.3%, when compared to the first quarter of 2011. This decrease, which we expect to continue through the remainder of the year, is primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $6.8 million, or approximately 12.5%, when compared to the first quarter of 2011, primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went in service in December 2011. We expect depreciation expense to increase in 2012 related to the in-service events of the Oak Creek Air Quality Control System (AQCS) project. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

March 2012	23	Wisconsin Electric Power Company

Form 10-Q

Other Income, net

	Three Months Ended March 31
Other Income, net	2012	B (W)	2011
	(Millions of Dollars)
AFUDC - Equity	$14.7	$2.6	$12.1
Other	1.2	1.0	0.2
Other Income, net	$15.9	$3.6	$12.3

Other income, net increased by $3.6 million, or approximately 29.3%, when compared to the first quarter of 2011. The increase in AFUDC - Equity is primarily related to the construction of the Oak Creek AQCS project and the Rothschild biomass facility. We expect AFUDC-Equity to decrease after the Oak Creek AQCS project goes in service. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Interest Expense, net

	Three Months Ended March 31
Interest Expense	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$31.3	$(2.1)	$29.2
Less: Capitalized Interest	6.1	1.1	5.0
Interest Expense, net	$25.2	$(1.0)	$24.2

Our gross interest costs increased by $2.1 million, or 7.2%, when compared to the first quarter of 2011 primarily because of higher average long-term debt balances compared to the same period in 2011. In September 2011, we issued $300 million of long-term debt. Our capitalized interest increased by $1.1 million primarily due to increased capital expenditures related to the biomass facility during the first quarter of 2012 as compared to the same period in 2011, partially offset by the reduction in capitalized interest as a result of the Glacier Hills Wind Park project going into service in December 2011. As a result, our net interest expense increased by $1.0 million, or 4.1%, as compared to the first quarter of 2011.

Income Tax Expense

For the first quarter of 2012, our effective tax rate was 34.4% compared to 31.5% for the first quarter of 2011. For additional information, see Note G -- Income Taxes in our 2011 Annual Report on Form 10-K. We expect our 2012 annual effective tax rate to be between 34% and 35%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2012	2011
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$230.2	$209.7
Investing Activities	$(110.7)	$(125.7)
Financing Activities	$(115.7)	$(95.9)

March 2012	24	Wisconsin Electric Power Company

Form 10-Q

Operating Activities

Cash provided by operating activities increased by $20.5 million during the first quarter of 2012 as compared to the same period in 2011, primarily because we contributed $107.1 million to our qualified benefit plans during the first quarter of 2011. We made no such contributions to our qualified plans in the first quarter of 2012. In the first quarter of 2011, we expensed approximately $37.0 million of non-cash charges associated with the amortization of certain regulatory assets and liabilities. The PSCW allowed us to suspend these amortizations in 2012. In addition, in 2011, we received approximately $45.5 million in refunds related to the DOE settlement, which were recorded as a regulatory liability.

Investing Activities

Cash used in investing activities declined by $15.0 million during the first quarter of 2012 as compared to the same period in 2011. Our capital expenditures increased by $4.6 million during the first quarter of 2012 as compared to the same period in 2011, primarily because of increased spending on the biomass facility. During the first quarter of 2011, we received proceeds from asset sales totaling $38.3 million in connection with the sale of our interest in Edgewater Generating Unit 5, as compared to proceeds of $2.7 million during the first quarter of 2012. Finally, changes in restricted cash improved our cash from investing activities by $58.0 million. In 2011, we received $45.5 million in proceeds from the settlement with the DOE. The proceeds were treated as restricted cash, which was recorded as cash used in investing activities. In 2012, we released $20.8 million of the proceeds through bill credits and the reimbursement of costs. The release of restricted cash was treated as cash provided by investing activities.

Financing Activities

Cash used in financing activities increased by $19.8 million during the first quarter of 2012 as compared to the same period in 2011. This change is primarily due to changes in our debt levels. During the first quarter of 2012, we decreased our short-term debt levels by $70.5 million compared to a decrease of $53.0 million during the same period in 2011.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2012 and beyond primarily through internally generated funds and short-term borrowings, supplemented as necessary by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

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

As of March 31, 2012, we had approximately $495.6 million of available, undrawn lines under our bank back-up credit facility, and approximately $281.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first three months of 2012, our maximum commercial paper outstanding was $382.0 million with a weighted-average interest rate of 0.24%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of March 31, 2012:

March 2012	25	Wisconsin Electric Power Company

Form 10-Q

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$4.4	$495.6	December 2013

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of March 31, 2012, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures: Capital requirements during the remainder of 2012 are expected to be principally for capital expenditures relating to our electric and gas distribution systems, our biomass facility and environmental controls at our Oak Creek generating units. Our 2012 capital expenditure estimate is approximately $600 million.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 10 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $27.7 billion as of March 31, 2012 compared with $27.9 billion as of December 31, 2011. Our total contractual obligations and other commercial commitments as of March 31, 2012 decreased compared with December 31, 2011 primarily due to periodic payments related to these obligations which were greater than new commitments made in the ordinary course of business.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2011 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, Wisconsin Energy's PTF strategy, rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

March 2012	26	Wisconsin Electric Power Company

Form 10-Q

POWER THE FUTURE

All of the PTF units are in service and are positioned to provide a significant portion of our future generation needs. We are leasing the units from We Power under long-term leases. We are recovering the lease payments associated with Port Washington Generating Station 1, Port Washington Generating Station 2 and Oak Creek expansion Unit 1 in our rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC. We are recovering the lease payment associated with OC 2 as authorized by the PSCW and FERC, and have requested authorization from the MPSC in the rate case filed in July 2011. See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2011 Annual Report on Form 10-K for additional information on PTF.

RATES AND REGULATORY MATTERS

2013 Wisconsin Rate Case:   On March 23, 2012, we initiated rate proceedings with the PSCW. We asked the PSCW to approve a net bill increase related to non-fuel costs for our Wisconsin retail electric customers of approximately $99.3 million (3.6%) for 2013. This proposed increase reflects an offset to the revenue requirement of approximately $73.3 million related to the proceeds of a renewable energy cash grant we expect to receive under the National Defense Authorization Act (NDAA) upon completion of our biomass facility currently under construction. Our proposed plan, if approved by the PSCW, would return the proceeds from the cash grant to customers in the form of bill credits.

Absent the bill credits, the total electric rate increase we requested is approximately $172.6 million (6.2%) for 2013. We are requesting an additional increase in electric rates of approximately $37.4 million in 2014, which would result in a 3.6% net bill increase for our Wisconsin retail electric customers. We also filed our fuel cost plan for 2013 with the PSCW as required by the Wisconsin fuel rules.

For our natural gas customers, we requested a rate decrease of approximately $1.2 million (0.2%) for 2013 with no rate adjustment for 2014. In addition, we requested rate increases of approximately $1.3 million (6.0%) for our Valley steam utility customers in 2013 and 2014, and approximately $1.0 million (7.0%) and $1.0 million (6.0%) for our Milwaukee County steam utility customers in 2013 and 2014, respectively.

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

•
Authorizes us to reopen the rate proceeding in 2012 to address, for rates effective in 2013, all issues set aside during 2012, including the determination of the final approved construction costs for the Oak Creek expansion (see 2013 Wisconsin Rate Case above).

•	Schedules a proceeding to establish a 2012 fuel cost plan.

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

March 2012	27	Wisconsin Electric Power Company

Form 10-Q

$7.7 million. A final decision from the MPSC is expected in July 2012.

2012 Fuel Recovery Request:   On August 3, 2011, we filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase are projected higher coal, coal transportation and purchased power costs. This filing was made under the new Wisconsin fuel rules which require annual fuel cost filings. On January 5, 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer bills.

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

Renewable Energy Portfolio: We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant and we expect the plant to be completed during the fall of 2013.

Pursuant to the NDAA, which was passed in December 2011, utilities are now able to elect to receive a cash grant for renewable energy projects without the effect of normalization for income tax purposes. As a result of the NDAA, we currently anticipate pursuing a cash grant relating to the biomass facility.

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting us authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. On March 3, 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. We expect the equipment for units 7 and 8 to be completed by the end of summer 2012. We currently expect the cost of completing this project to be approximately $750 million ($900 million including AFUDC).

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2011 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

ENVIRONMENTAL MATTERS

Air Quality

Mercury and Other Hazardous Air Pollutants:   On December 16, 2011, the EPA issued the final utility MACT rule (referred to as the Mercury and Air Toxics Standards (MATS) rule), which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. While we are continuing to evaluate the impact of the rule on the operation of our existing coal-fired generation facilities, as well as alternatives for complying with the rule, we currently estimate our capital cost to comply with this rule will be approximately $16 million to $25 million. Based upon our review, the VAPP and Presque Isle Power Plant may require modifications. We believe that our clean air strategy, including the environmental upgrades that have already been constructed and that are currently under construction at our other plants, positions those plants well to

March 2012	28	Wisconsin Electric Power Company

Form 10-Q

meet the rule's requirements.

Cross-State Air Pollution Rule:   On August 8, 2011, the EPA issued a final rule, the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOx) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation scheme. On February 7, 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the Presque Isle Power Plant and increase the number of allowances issued to the states of Michigan and Wisconsin. Even with these proposed revisions, however, the Presque Isle Power Plant may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

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

Climate Change:   Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The regulation of greenhouse gas emissions through legislation and regulation has been, and continues to be, a focus of the President and his administration. Although legislation that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards and/or energy efficiency standards failed to pass in the U.S. Congress, we expect such legislation to be considered in the future. Any mandatory restrictions on our Carbon Dioxide (CO2) emissions that may be adopted by Congress or Wisconsin's or Michigan's legislature could result in significant compliance costs that could affect future results of operations, cash flows and financial condition.

On March 27, 2012, the EPA, using its existing authority under the Clean Air Act (CAA), proposed new source performance standards pertaining to greenhouse gas emissions from certain new power plants, including coal-fueled plants, based on the performance of combined cycle natural gas-fueled generating plants. We believe this rule effectively prohibits new conventional coal-fueled power plants.

We expect the EPA to attempt to address performance standards for reconstructed and modified generating units in a future rule. Any such rule may impact our ability to do maintenance or modify our existing facilities. Depending on the extent of rate recovery and other factors, these anticipated future rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in our 2011 Annual Report on Form 10-K.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2011 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

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

In November 2011, the Plan entered into a settlement agreement with the plaintiffs for $45.0 million, and the court promptly issued an order preliminarily approving the settlement. As part of the settlement agreement, the Plan agreed to class certification for all similarly situated plaintiffs. The resolution of this matter resulted in a cost of less than $13 million for 2011 after considering insurance and reserves established in the prior year. The court approved the settlement on April 3, 2012 and issued its written order on April 20, 2012. The plaintiffs have 30 days from the date of the written order to appeal this decision.

March 2012	29	Wisconsin Electric Power Company

Form 10-Q

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

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States rather than sub-bituminous coal. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We have applied for a new air permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. Upon receiving an air permit, we intend to begin testing sub-bituminous coal in various combinations with bituminous coal to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make the fuel flexibility modifications permanent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2011. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2011 Annual Report on Form 10-K, as well as Note 6 -- Fair Value Measurements and Note 7 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

March 2012	30	Wisconsin Electric Power Company

Form 10-Q

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2011 Annual Report on Form 10-K.

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

ENVIRONMENTAL MATTERS

Bluff Collapse:   On October 31, 2011, a portion of the bluff at our Oak Creek Power Plant collapsed. The affected area, located south of the AQCS that is currently under construction, was a former ravine that had been filled with coal ash prior to the advent of landfill regulations.

A mixture of soil, coal ash and water, along with several trailers, vehicles and other construction materials from the AQCS construction site, slid down the bluff to the shoreline area. Some of these materials fell into Lake Michigan.

We worked with the U.S. Coast Guard, WDNR and EPA to coordinate an incident action plan for completing the recovery and clean-up efforts. Ash and soil materials have been removed from the area, and construction equipment and related materials have been removed from Lake Michigan. The clean-up work has been completed, and the bluff was stabilized for the winter. We expect that permanent bluff reconstruction and stabilization work will commence during the second quarter of 2012.

We consulted with nearby water utilities and they indicated that there were no impacts to public drinking water supplies. In November 2011, the WDNR conducted a survey of Lake Michigan's lakebed. The survey did not locate any fly ash or construction materials on the lakebed immediately east and south of the Oak Creek site. Both water quality and sediment sampling have not indicated a serious risk of harm to human health or the environment.

The WDNR issued a Notice of Violation (NOV) along with its investigative findings on March 1, 2012, and an enforcement conference was held with Company representatives on March 7, 2012. The NOV involves the north surface water detention basin and a related permit condition. Ash deposits were removed from beneath the north detention basin during construction, which we believe was consistent with the permit condition requiring installation of a liner only if the basin was placed over a "waste area." Therefore, we do not believe a liner was required. We have also provided answers to follow-up questions provided by the WDNR at the enforcement conference. The WDNR or other regulatory agency may seek fines or penalties from us as a result of this incident.

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

March 2012	31	Wisconsin Electric Power Company

Form 10-Q

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2011. See Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Director Frederick P. Stratton, Jr. did not stand for re-election at either the 2012 Annual Meeting of Stockholders of Wisconsin Electric held on April 26, 2012 or the 2012 Annual Meeting of Stockholders of Wisconsin Energy held on May 3, 2012, at which time his term expired. Director Stratton has served on the Wisconsin Electric Board of Directors since 1986, the Wisconsin Energy Board of Directors since 1987 and the Wisconsin Gas Board of Directors since 2000. In consideration of his exemplary service and contributions to these Boards of Directors, on May 1, 2012, the Compensation Committee accelerated the vesting of all unvested shares of restricted stock of Wisconsin Energy awarded to Director Stratton, consisting of approximately 8,212 shares, effective May 3, 2012.

March 2012	32	Wisconsin Electric Power Company

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Terms of Employment for Susan H. Martin. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/2012 Form 10-Q (File No. 001-09057).)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2012	33	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 3, 2012	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2012	34	Wisconsin Electric Power Company