Form 10-Q
period 2012-09-30
WISCONSIN ELECTRIC POWER CO
filed 2012-11-02
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2012):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2012

September 2012	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
OC 2	Oak Creek expansion Unit 2
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
DOE	United States Department of Energy
DOJ	Wisconsin Department of Justice
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
MISO	Midwest Independent Transmission System Operator, Inc.
OTC	Over-the-Counter
Plan	The Wisconsin Energy Corporation Retirement Account Plan

September 2012	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

September 2012	4	Wisconsin Electric Power Company

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, regulatory matters, on-going legal proceedings, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, environmental and other capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets" or similar terms or variations of these terms.

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

•	Internal restructuring options that may be pursued by Wisconsin Energy.

September 2012	5	Wisconsin Electric Power Company

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D)

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service (IRS) audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

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

•
The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and any regulations promulgated thereunder, including rules recently adopted and/or proposed by the Commodity Futures Trading Commission (CFTC) that may impact our hedging activities and related costs, and those relating to disclosures regarding the use of conflict minerals.

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

September 2012	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,123,500 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 466,800 gas customers in Wisconsin and approximately 460 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Bostco is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2012, Bostco had $31.6 million of assets.

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

September 2012	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Operating Revenues	$951.9	$958.3	$2,739.1	$2,817.8

Operating Expenses
Fuel and purchased power	337.7	352.1	852.8	908.1
Cost of gas sold	22.0	28.3	154.1	224.7
Other operation and maintenance	305.7	353.0	959.7	1,062.2
Depreciation and amortization	65.0	54.9	190.0	164.1
Property and revenue taxes	28.2	26.9	84.6	79.1
Total Operating Expenses	758.6	815.2	2,241.2	2,438.2

Operating Income	193.3	143.1	497.9	379.6

Equity in Earnings of Transmission Affiliate	15.0	13.7	43.0	40.7
Other Income, net	8.8	16.2	32.7	42.2
Interest Expense, net	27.5	22.8	80.7	70.3

Income Before Income Taxes	189.6	150.2	492.9	392.2

Income Tax Expense	67.1	49.1	171.2	125.5

Net Income	122.5	101.1	321.7	266.7

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available for Common Stockholder	$122.2	$100.8	$320.8	$265.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2012	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$9,446.3	$8,416.2
Accumulated depreciation	(3,073.9)	(2,964.7)
	6,372.4	5,451.5
Construction work in progress	247.3	902.4
Leased facilities, net	2,364.7	2,428.2
Net Property, Plant and Equipment	8,984.4	8,782.1
Investments
Equity investment in transmission affiliate	327.6	307.5
Other	0.2	0.2
Total Investments	327.8	307.7
Current Assets
Cash and cash equivalents	12.1	12.7
Restricted cash	9.5	45.5
Accounts receivable, net	269.6	274.2
Accounts receivable from related parties	13.0	36.5
Income taxes receivable	71.5	99.4
Accrued revenues	165.1	200.5
Materials, supplies and inventories	285.4	319.2
Prepayments and other	142.9	182.0
Total Current Assets	969.1	1,170.0
Deferred Charges and Other Assets
Regulatory assets	1,379.2	1,236.2
Other	147.1	165.3
Total Deferred Charges and Other Assets	1,526.3	1,401.5
Total Assets	$11,807.6	$11,661.3

Capitalization and Liabilities
Capitalization
Common equity	$3,365.2	$3,177.1
Preferred stock	30.4	30.4
Long-term debt	1,969.1	2,267.6
Capital lease obligations	2,709.1	2,716.5
Total Capitalization	8,073.8	8,191.6
Current Liabilities
Long-term debt and capital lease obligations due currently	352.0	37.9
Short-term debt	249.5	352.0
Subsidiary note payable to Wisconsin Energy	23.9	26.8
Accounts payable	240.4	265.2
Accounts payable to related parties	80.3	94.6
Accrued payroll and benefits	69.7	73.2
Other	128.8	173.4
Total Current Liabilities	1,144.6	1,023.1
Deferred Credits and Other Liabilities
Regulatory liabilities	616.5	658.1
Deferred income taxes - long-term	1,534.6	1,284.0
Pension and other benefit obligations	222.3	278.8
Other	215.8	225.7
Total Deferred Credits and Other Liabilities	2,589.2	2,446.6
Total Capitalization and Liabilities	$11,807.6	$11,661.3

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2012	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2012	2011
	(Millions of Dollars)
Operating Activities
Net income	$321.7	$266.7
Reconciliation to cash
Depreciation and amortization	196.7	165.2
Deferred income taxes and investment tax credits, net	211.3	154.6
Contributions to qualified benefit plans	(92.9)	(242.1)
Change in - Accounts receivable and accrued revenues	58.5	40.1
Inventories	33.8	28.8
Other current assets	42.0	14.3
Accounts payable	(47.8)	0.7
Accrued income taxes, net	28.8	(36.6)
Other current liabilities	(4.8)	22.7
Other, net	(102.9)	60.0
Cash Provided by Operating Activities	644.4	474.4

Investing Activities
Capital expenditures	(385.5)	(522.3)
Investment in transmission affiliate	(11.5)	(5.8)
Proceeds from asset sales	2.9	38.5
Change in restricted cash	36.0	(37.2)
Other, net	(45.9)	(37.2)
Cash Used in Investing Activities	(404.0)	(564.0)

Financing Activities
Dividends paid on common stock	(134.7)	(134.7)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	—	300.0
Change in total short-term debt	(105.4)	(89.9)
Other, net	—	4.9
Cash (Used in) Provided by Financing Activities	(241.0)	79.4

Change in Cash and Cash Equivalents	(0.6)	(10.2)

Cash and Cash Equivalents at Beginning of Period	12.7	23.3

Cash and Cash Equivalents at End of Period	$12.1	$13.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2012	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year 2012 because of seasonal and other factors.

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

3 -- COMMON EQUITY

Stock Option Activity:   During the first nine months of 2012, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) granted 903,865 Wisconsin Energy non-qualified stock options to our employees that had an estimated fair value of $3.34 per share. During the first nine months of 2011, the Compensation Committee granted 435,370 Wisconsin Energy stock options to our employees that had an estimated fair value of $3.17 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

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

September 2012	11	Wisconsin Electric Power Company

Form 10-Q

The following is a summary of Wisconsin Energy stock option activity by our employees during the three and nine months ended September 30, 2012:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of July 1, 2012	8,977,884	$23.56
Granted	—	$—
Exercised	(356,020)	$18.07
Forfeited	—	$—
Outstanding as of September 30, 2012	8,621,864	$23.79

Outstanding as of January 1, 2012	9,907,526	$21.76
Granted	903,865	$34.88
Exercised	(2,189,527)	$19.20
Forfeited	—	$—
Outstanding as of September 30, 2012	8,621,864	$23.79	5.5	$119.7

Exercisable as of September 30, 2012	6,984,294	$22.10	4.8	$108.7

The intrinsic value of Wisconsin Energy options exercised by our employees was $7.8 million and $38.7 million for the three and nine months ended September 30, 2012, and $3.0 million and $20.6 million for the same periods in 2011, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $42.0 million and $31.7 million for the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was zero and approximately $8.2 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$12.71 to $19.74	1,672,047	$18.55	2.7	1,672,047	$18.55	2.7
$21.11 to $24.92	5,617,832	$23.14	5.5	5,187,822	$22.99	5.4
$29.35 to $34.88	1,331,985	$33.10	8.9	124,425	$32.75	8.9
	8,621,864	$23.79	5.5	6,984,294	$22.10	4.8

September 2012	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and nine months ended September 30, 2012:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of July 1, 2012	1,655,260	$3.31
Granted	—	$—
Vested	(17,690)	$3.31
Forfeited	—	$—
Non-vested as of September 30, 2012	1,637,570	$3.31

Non-vested as of January 1, 2012	2,953,580	$3.78
Granted	903,865	$3.34
Vested	(2,219,875)	$3.95
Forfeited	—	$—
Non-vested as of September 30, 2012	1,637,570	$3.31

As of September 30, 2012, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $1.7 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   During the first nine months of 2012, the Compensation Committee granted 71,496 Wisconsin Energy restricted shares to our officers and other key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity related to our employees occurred during the three and nine months ended September 30, 2012:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2012	132,435
Granted	—	$—
Released	—	$—
Forfeited	(1,215)	$31.30
Outstanding as of September 30, 2012	131,220

Outstanding as of January 1, 2012	115,946
Granted	71,496	$34.46
Released	(50,332)	$25.02
Forfeited	(5,890)	$27.35
Outstanding as of September 30, 2012	131,220

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was zero and $1.9 million for the three and nine months ended September 30, 2012, and zero and $1.5 million for the same periods in 2011, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same periods was zero for the three and nine months ended September 30, 2012, and zero and $0.6 million for the same periods in 2011, respectively.

As of September 30, 2012, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.5 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

September 2012	13	Wisconsin Electric Power Company

Form 10-Q

Performance Units:   In January 2012 and 2011, the Compensation Committee awarded 333,685 and 413,990 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2011 and 2010 vested and were settled during the first quarter of 2012 and 2011, and had a total intrinsic value of $26.1 million and $12.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $9.6 million and $4.2 million, respectively. As of September 30, 2012, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $16.0 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

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

Comprehensive Income:   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. There was no other comprehensive income for the three and nine months ended September 30, 2012 and 2011.

4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In September 2011, we issued $300 million of 2.95% Debentures due September 15, 2021. The debentures were issued under an existing shelf registration statement filed with the SEC in February 2011. The net proceeds were used to repay short-term debt and for other general corporate purposes.

On January 12, 2011, Oak Creek expansion Unit 2 (OC 2) was placed into service. We have care, custody and control of OC 2 and will operate and maintain it over the 30 year life of the lease. As a result of the commercial operation of OC 2, in January 2011, we recorded an additional capital lease asset and capital lease obligation related to the Oak Creek expansion totaling approximately $650 million. The lease payments are expected to be recovered through our rates, as supported by the Wisconsin 2001 Leased Generation Law. The total obligation under the capital leases for the Oak Creek expansion was approximately $2.0 billion as of September 30, 2012 and will decrease to zero over the remaining life of the contracts.

As of September 30, 2012, we were in compliance with all financial covenants.

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

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly

September 2012	14	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$9.5	$—	$—	$9.5
Derivatives	6.0	11.7	7.3	25.0
Total	$15.5	$11.7	$7.3	$34.5

Liabilities:
Derivatives	$—	$2.1	$—	$2.1
Total	$—	$2.1	$—	$2.1

Recurring Fair Value Measures	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$45.5	$—	$—	$45.5
Derivatives	0.3	13.2	5.7	19.2
Total	$45.8	$13.2	$5.7	$64.7

Liabilities:
Derivatives	$4.3	$0.4	$—	$4.7
Total	$4.3	$0.4	$—	$4.7

September 2012	15	Wisconsin Electric Power Company

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)

Beginning Balance	$9.9	$14.6	$5.7	$5.9
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	10.9	16.1
Issuances	—	—	—	—
Settlements	(2.6)	(4.5)	(9.3)	(11.9)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30	$7.3	$10.1	$7.3	$10.1

Change in unrealized gains (losses) relating to instruments still held as of September 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2012		December 31, 2011
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$26.3	$30.4	$25.1
Long-term debt, including current portion	$2,287.0	$2,701.7	$2,287.0	$2,669.0

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

September 2012	16	Wisconsin Electric Power Company

Form 10-Q

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. We do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivatives executed with the same counterparty under the same master netting arrangement. As of
September 30, 2012, we recognized $2.6 million in regulatory assets and $21.8 million in regulatory liabilities related to derivatives in comparison to $14.1 million in regulatory assets and $20.3 million in regulatory liabilities as of December 31, 2011.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $1.4 million is recorded in other deferred charges and other assets as of September 30, 2012, and the long-term portion of our derivative liabilities of $0.2 million is recorded in other deferred credits and other liabilities as of September 30, 2012. Our Consolidated Condensed Balance Sheets as of September 30, 2012 and
December 31, 2011 include:

	September 30, 2012		December 31, 2011
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$5.8	$—	$0.7	$4.6
Fuel Oil	0.9	—	0.3	0.1
FTRs	7.3	—	5.7	—
Coal	11.0	2.1	12.5	—
Total	$25.0	$2.1	$19.2	$4.7

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	9.4 million Dth	$(2.5)	7.6 million Dth	$(7.5)
Fuel Oil	1.7 million gallons	0.1	2.2 million gallons	2.4
FTRs	5,927 MW	2.9	5,896 MW	5.2
Total		$0.5		$0.1

September 2012	17	Wisconsin Electric Power Company

Form 10-Q

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	27.4 million Dth	$(16.9)	24.4 million Dth	$(15.3)
Fuel Oil	5.5 million gallons	1.5	8.8 million gallons	4.9
FTRs	16,581 MW	5.1	18,439 MW	10.5
Total		$(10.3)		$0.1

As of September 30, 2012 and December 31, 2011, we posted collateral of $0.2 million and $6.4 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30 were as follows:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2012	2011	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$4.9	$3.6	$14.8	$10.9
Interest cost	14.2	14.6	42.6	43.8
Expected return on plan assets	(17.9)	(16.0)	(53.8)	(47.9)
Amortization of:
Prior service cost	0.5	0.5	1.6	1.6
Actuarial loss	7.6	6.2	22.6	18.3
Net Periodic Benefit Cost	$9.3	$8.9	$27.8	$26.7

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2012	2011	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.5	$2.5	$7.4	$7.5
Interest cost	4.2	4.3	12.6	12.8
Expected return on plan assets	(3.3)	(2.8)	(9.8)	(8.4)
Amortization of:
Transition obligation	—	—	0.2	0.2
Prior service (credit)	(0.5)	(0.4)	(1.4)	(1.4)
Actuarial loss	1.3	0.9	3.7	3.0
Net Periodic Benefit Cost	$4.2	$4.5	$12.7	$13.7

During the first nine months of 2012 and 2011, we contributed $92.9 million and $242.1 million, respectively, to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $3.3 million as of September 30, 2012 and
$12.2 million as of December 31, 2011.

September 2012	18	Wisconsin Electric Power Company

Form 10-Q

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2012 and 2011 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

September 30, 2012
Operating Revenues (a)	$901.2	$45.4	$5.3	$951.9
Operating Income (Loss)	$193.9	$1.9	$(2.5)	$193.3

September 30, 2011
Operating Revenues (a)	$900.2	$51.8	$6.3	$958.3
Operating Income (Loss)	$150.1	$(5.6)	$(1.4)	$143.1

Nine Months Ended

September 30, 2012
Operating Revenues (a)	$2,451.1	$263.3	$24.7	$2,739.1
Operating Income	$470.1	$30.2	$(2.4)	$497.9

September 30, 2011
Operating Revenues (a)	$2,439.4	$349.4	$29.0	$2,817.8
Operating Income	$343.9	$34.5	$1.2	$379.6

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

We have identified two tolling and purchased power agreements with third parties that represent variable interests. We account for one of these agreements, with an independent power producer, as an operating lease. The agreement has a remaining term of less than one year. We have examined the risks of the entity including the impact of operations and maintenance, dispatch, financing, fuel costs, remaining useful life and other factors, and have determined that we are not the primary beneficiary of this entity. We have concluded that we do not have the power to direct the activities that would most significantly affect the economic performance of the entity over its remaining life.

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

September 2012	19	Wisconsin Electric Power Company

Form 10-Q

associated with the purchased power agreement.

We have approximately $270.2 million of required payments over the remaining term of these agreements. We believe that the required lease payments under these contracts will continue to be recoverable in rates. Total capacity and lease payments under these contracts for the nine months ended September 30, 2012 and 2011 were $44.5 million and $51.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

We have a program of comprehensive environmental remediation planning for former manufactured gas plant sites and coal combustion product disposal sites. We perform ongoing assessments of our manufactured gas plant sites and related disposal sites, as well as our coal combustion product disposal/landfill sites, as discussed below. We are working with the Wisconsin Department of Natural Resources (WDNR) in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $19 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2012, we have established reserves of $6.4 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Valley Power Plant Title V Air Permit:   The WDNR renewed Valley Power Plant's (VAPP) Title V operating permit in February 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested and were granted an administrative hearing before the WDNR on certain conditions of the permit. The case has been stayed. In March 2011, the Sierra Club also petitioned the United States Environmental Protection Agency (EPA) for additional reductions and monitoring for particulate matter, and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition. In May 2012, the Sierra Club filed a notice of intent to bring suit to force the EPA to issue a response to that petition.

We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards. However, if as a result of either proceeding the permit is remanded to the WDNR, the plant will continue to operate under the previous operating permit.

We have made significant progress on the four voluntary goals we submitted in a December 2011 letter to the EPA. Through the end of the third quarter: (1) we achieved reductions in annual Sulfur Dioxide (SO2) emissions from the plant to no more than 4,500 tons (a 65% decrease from 2001 emission levels); (2) the planned conversion of the plant from coal to natural gas would eliminate the requirement to meet the Mercury and Air Toxics Standards (MATS) rules and, therefore, the need for a dry sorbent injection system; (3) we held open houses and tours of VAPP to help inform the community on the plant, the unique role that it plays in the community, and to share environmental successes and future plans; and (4) we announced plans for converting VAPP to natural gas fuel by the end of 2015, provided that we can obtain authorization from the PSCW to do so.

Divested Assets:   Pursuant to the sale of the Point Beach Nuclear Power Plant (Point Beach), we have agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided

September 2012	20	Wisconsin Electric Power Company

Form 10-Q

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

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2012, we paid $54.1 million in interest, net of amounts capitalized, and paid $14.7 million in income taxes, net of refunds. During the nine months ended September 30, 2011, we paid $40.8 million in interest, net of amounts capitalized, and received $1.2 million in net refunds from income taxes.

As of September 30, 2012 and 2011, the amount of accounts payable related to capital expenditures was $25.3 million and $18.7 million, respectively.

During the nine months ended September 30, 2012 and 2011, our equity in earnings from ATC was $43.0 million and $40.7 million, respectively. During the nine months ended September 30, 2012 and 2011, distributions received from ATC were $34.3 million and $32.5 million, respectively.

September 2012	21	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2012

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2012 with the third quarter of 2011, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$340.2	$0.4	$339.8	2,422.5	(28.6)	2,451.1
Small Commercial/Industrial	284.2	5.2	279.0	2,456.3	16.6	2,439.7
Large Commercial/Industrial	200.7	(8.9)	209.6	2,486.1	(225.5)	2,711.6
Other - Retail	5.4	0.1	5.3	34.6	(1.1)	35.7
Total Retail	830.5	(3.2)	833.7	7,399.5	(238.6)	7,638.1
Wholesale - Other	40.0	1.5	38.5	411.7	(76.2)	487.9
Resale - Utilities	17.8	(3.1)	20.9	596.3	70.9	525.4
Other Operating Revenues	12.9	5.8	7.1	—	—	—
Total	$901.2	$1.0	$900.2	8,407.5	(243.9)	8,651.4

Weather -- Degree Days (a)
Heating (126 Normal)				138	(18)	156
Cooling (526 Normal)				735	62	673

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $1.0 million, or 0.1%, when compared to the third quarter of 2011.

We estimate favorable summer weather increased revenues by approximately $31 million in our Residential and Small Commercial/Industrial customer classes in 2012 compared to normal weather conditions. By comparison, we estimate that favorable weather in 2011 increased revenues for these customer classes by approximately $28 million compared to normal weather conditions.

Sales to the Large Commercial/Industrial customer class decreased by 8.3% in 2012 compared to 2011. Large Commercial/Industrial revenues decreased by approximately $8.9 million compared to 2011. We estimate that our revenues were reduced by approximately $15 million because of the planned outage at an iron ore mine of our largest customer, and the conversion to self-generation of two other large customers. If sales to the mines and the two customers that added self-generation are excluded, our MWh sales to Large Commercial/Industrial customers increased by 0.6%.

In addition, our retail revenues increased by approximately $13 million in 2012 because of rate increases in Michigan and favorable fuel recoveries in Wisconsin. Other Operating Revenues increased by approximately $5.8 million driven by the $8 million of amortization related to the DOE settlement used to offset an increase in fuel costs authorized by the PSCW. For additional information on the 2012 Michigan rate case and the DOE settlement, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters and -- Nuclear Operations, respectively.

September 2012	22	Wisconsin Electric Power Company

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $14.4 million, or 4.1%, when compared to the third quarter of 2011. This decrease was primarily caused by a 2.8% decrease in total MWh sales and a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2012 with the third quarter of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $6.4 million, or 12.4%, and cost of gas sold decreased by $6.3 million, or 22.3%.

	Three Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$45.4	$(6.4)	$51.8
Cost of Gas Sold	22.0	6.3	28.3
Gross Margin	$23.4	$(0.1)	$23.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2012 with the third quarter of 2011:

	Three Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$15.5	$(0.2)	$15.7	19.8	(1.4)	21.2
Commercial/Industrial	3.9	—	3.9	13.6	(0.4)	14.0
Interruptible	—	(0.1)	0.1	0.8	0.2	0.6
Total Retail	19.4	(0.3)	19.7	34.2	(1.6)	35.8
Transported Gas	3.8	0.3	3.5	87.2	27.7	59.5
Other	0.2	(0.1)	0.3	—	—	—
Total	$23.4	$(0.1)	$23.5	121.4	26.1	95.3

Weather -- Degree Days (a)
Heating (126 Normal)				138	(18)	156

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin decreased by $0.1 million, or approximately 0.4%, when compared to the third quarter of 2011.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $47.3 million, or approximately 13.4%, when compared to the third quarter of 2011. This decrease, which we expect to continue through the remainder of the year, is primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case. For additional information on the 2012 rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

September 2012	23	Wisconsin Electric Power Company

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $10.1 million, or approximately 18.4%, when compared to the third quarter of 2011, primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went into service in December 2011. In addition, the emission control equipment for units 5 and 6 of the Oak Creek Air Quality Control System (AQCS) project went into service in March 2012, and for units 7 and 8 in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Other Income, net

	Three Months Ended September 30
Other Income, net	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$8.8	$(7.2)	$16.0
Other	—	(0.2)	0.2
Other Income, net	$8.8	$(7.4)	$16.2

Other income, net decreased by $7.4 million, or approximately 45.7%, when compared to the third quarter of 2011. The decrease in AFUDC - Equity is primarily related to the Glacier Hills Wind Park, which went into service in December 2011, as well as the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Interest Expense, net

	Three Months Ended September 30
Interest Expense	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$31.2	$(1.7)	$29.5
Less: Capitalized Interest	3.7	(3.0)	6.7
Interest Expense, net	$27.5	$(4.7)	$22.8

Our gross interest costs increased by $1.7 million, or approximately 5.8%, when compared to the third quarter of 2011 primarily because we issued $300 million of long-term debt in September 2011. Our capitalized interest decreased by $3.0 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $4.7 million, or 20.6%, as compared to the third quarter of 2011.

Income Tax Expense

For the third quarter of 2012, our effective tax rate was 35.4% compared to 32.7% for the third quarter of 2011, primarily due to a decrease in the projected 2012 annual tax benefits associated with AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2011 Annual Report on Form 10-K.

September 2012	24	Wisconsin Electric Power Company

Form 10-Q

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2012

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2012 with the first nine months of 2011:

	Nine Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$891.7	$9.1	$882.6	6,354.0	37.3	6,316.7
Small Commercial/Industrial	779.1	13.0	766.1	6,777.3	73.7	6,703.6
Large Commercial/Industrial	569.0	(12.6)	581.6	7,339.7	(247.7)	7,587.4
Other - Retail	16.6	—	16.6	111.2	0.6	110.6
Total Retail	2,256.4	9.5	2,246.9	20,582.2	(136.1)	20,718.3
Wholesale - Other	112.3	(2.1)	114.4	1,113.1	(379.7)	1,492.8
Resale - Utilities	43.2	(10.4)	53.6	1,392.1	(139.5)	1,531.6
Other Operating Revenues	39.2	14.7	24.5	—	—	—
Total	$2,451.1	$11.7	$2,439.4	23,087.4	(655.3)	23,742.7

Weather -- Degree Days (a)
Heating (4,385 Normal)				3,513	(1,124)	4,637
Cooling (686 Normal)				1,041	255	786

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $11.7 million, or 0.5%, when compared to the first nine months of 2011.

We estimate favorable weather increased revenues by approximately $39 million in our Residential and Small Commercial/Industrial customer classes in 2012 compared to normal weather conditions. By comparison, we estimate that favorable weather in 2011 increased revenues for these customer classes by approximately $23 million compared to normal weather conditions.

Sales to the Large Commercial/Industrial customer class decreased by 3.3% in 2012 compared to 2011. Large Commercial/Industrial revenues decreased by approximately $12.6 million compared to 2011. We estimate that our revenues were reduced by approximately $23 million because of the planned outage at an iron ore mine of our largest customer, and the conversion to self-generation of two other large customers. If sales to the mines and the two customers that added self-generation are excluded, our MWh sales to Large Commercial/Industrial customers increased by 1.7%.

In addition, our retail revenues increased by approximately $9 million in 2012 because of rate increases in Michigan and favorable fuel recoveries in Wisconsin. Other Operating Revenues increased by approximately $14.7 million driven by the $22 million of amortization related to the DOE settlement used to offset an increase in fuel costs authorized by the PSCW.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $55.3 million, or 6.1%, when compared to the first nine months of 2011. This decrease was primarily caused by a 2.8% decrease in total MWh sales and a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

September 2012	25	Wisconsin Electric Power Company

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2012 with the first nine months of 2011. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $86.1 million, or 24.6%, and cost of gas sold decreased by $70.6 million, or 31.4%, due to the significantly warmer weather, which resulted in lower therm deliveries, and a decline in the commodity cost of natural gas.

	Nine Months Ended September 30
	2012	B (W)	2011
	(Millions of Dollars)

Gas Operating Revenues	$263.3	$(86.1)	$349.4
Cost of Gas Sold	154.1	70.6	224.7
Gross Margin	$109.2	$(15.5)	$124.7

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2012 with the first nine months of 2011:

	Nine Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2012	B (W)	2011	2012	B (W)	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$73.5	$(10.2)	$83.7	190.8	(53.1)	243.9
Commercial/Industrial	22.3	(5.0)	27.3	108.1	(32.7)	140.8
Interruptible	0.3	(0.1)	0.4	3.4	(0.5)	3.9
Total Retail	96.1	(15.3)	111.4	302.3	(86.3)	388.6
Transported Gas	12.1	0.1	12.0	261.6	41.3	220.3
Other	1.0	(0.3)	1.3	—	—	—
Total	$109.2	$(15.5)	$124.7	563.9	(45.0)	608.9

Weather -- Degree Days (a)
Heating (4,385 Normal)				3,513	(1,124)	4,637

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $15.5 million, or approximately 12.4%, when compared to the first nine months of 2011. This decrease primarily relates to a decrease in sales volumes as a result of warmer weather during the first nine months of 2012 that decreased heating loads. As measured by heating degree days, the first nine months of 2012 were 24.2% warmer than the same period in 2011 and 19.9% warmer than normal. Transported gas volumes for the first nine months of 2012 increased by 18.7% as compared to the same period in 2011. Virtually all of the volume increase related to gas used in electric generation, which has a small impact on margin. This margin increase was offset by a reduction in transportation volumes delivered to higher margin classes that are more weather sensitive than our large transport customers.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $102.5 million, or approximately 9.6%, when compared to the first nine months of 2011, primarily due to the one year suspension of $148 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case.

September 2012	26	Wisconsin Electric Power Company

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $25.9 million, or approximately 15.8%, when compared to the first nine months of 2011, primarily because of an overall increase in utility plant in service. The Glacier Hills Wind Park went into service in December 2011. In addition, the emission control equipment for units 5 and 6 of the Oak Creek AQCS project went into service in March 2012, and for units 7 and 8 in September 2012.

Other Income, net

	Nine Months Ended September 30
Other Income, net	2012	B (W)	2011
	(Millions of Dollars)

AFUDC - Equity	$31.4	$(10.1)	$41.5
Other	1.3	0.6	0.7
Other Income, net	$32.7	$(9.5)	$42.2

Other income, net decreased by $9.5 million, or approximately 22.5%, when compared to the first nine months of 2011. The decrease in AFUDC - Equity is primarily related to the Glacier Hills Wind Park, which went into service in December 2011, as well as the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

Interest Expense, net

	Nine Months Ended September 30
Interest Expense	2012	B (W)	2011
	(Millions of Dollars)

Gross Interest Costs	$93.8	$(6.2)	$87.6
Less: Capitalized Interest	13.1	(4.2)	17.3
Interest Expense, net	$80.7	$(10.4)	$70.3

Our gross interest costs increased by $6.2 million, or 7.1%, when compared to the first nine months of 2011 primarily because we issued $300 million of long-term debt in September 2011. Our capitalized interest decreased by $4.2 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $10.4 million, or 14.8%, as compared to the first nine months of 2011.

Income Tax Expense

For the first nine months of 2012, our effective tax rate was 34.7% compared to 32.0% for the first nine months of 2011, primarily due to a decrease in the projected 2012 annual tax benefits associated with AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2011 Annual Report on Form 10-K. We expect our 2012 annual effective tax rate to be between 34% and 35%.

September 2012	27	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the nine months ended September 30:

	2012	2011
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$644.4	$474.4
Investing Activities	$(404.0)	$(564.0)
Financing Activities	$(241.0)	$79.4

Operating Activities

Cash provided by operating activities increased by $170.0 million during the first nine months of 2012 as compared to the same period in 2011. Increases in cash provided by operating activities are attributed to higher net income, higher depreciation expense and lower contributions to our benefit plans. In September 2012, we contributed $92.9 million to our qualified benefits plans, compared to $242.1 million during the first nine months of 2011. In addition, our non-cash charges related to the amortization of certain regulatory assets and liabilities was $111.0 million lower in the first nine months of 2012 as compared to the first nine months in 2011 because the PSCW allowed us to suspend these amortizations in 2012.

Investing Activities

Cash used in investing activities declined by $160.0 million during the first nine months of 2012 as compared to the same period in 2011. Our capital expenditures decreased by $136.8 million during the first nine months of 2012 as compared to the same period in 2011, primarily because of decreased spending on the Oak Creek AQCS project. During the first nine months of 2011, we received proceeds from asset sales totaling $38.5 million, which primarily relates to the sale of our interest in Edgewater Generating Unit 5, as compared to proceeds of $2.9 million during the first nine months of 2012. Finally, changes in restricted cash improved our cash from investing activities by $73.2 million. In 2011, we received $45.5 million in proceeds from the settlement with the DOE. The proceeds were treated as restricted cash, which was recorded as cash used in investing activities. In 2012, we released $36.0 million of the proceeds through bill credits and the reimbursement of costs.

Financing Activities

Cash used in financing activities during the first nine months of 2012 was $241.0 million, compared to $79.4 million of cash provided during the same period in 2011. This change is primarily due to changes in our debt levels. During the first nine months of 2011, we issued $300 million of long-term debt and used the net proceeds to repay short-term debt and for other general corporate purposes.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of September 30, 2012, our current liabilities exceeded our current assets by approximately $175.5 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place, as well as access to the capital markets to finance our construction program and to refinance current maturities of long-term debt. We expect to issue long-term debt during the fourth quarter, depending on market conditions and other factors.

Liquidity

We anticipate meeting our capital requirements during the remainder of 2012 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term

September 2012	28	Wisconsin Electric Power Company

Form 10-Q

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

As of September 30, 2012, we had approximately $494.1 million of available, undrawn lines under our bank back-up credit facility, and approximately $249.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first nine months of 2012, our maximum commercial paper outstanding was $382.0 million with a weighted-average interest rate of 0.26%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of September 30, 2012:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$5.9	$494.1	December 2013

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of September 30, 2012, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

Capital Requirements

Capital Expenditures: Capital requirements during the remainder of 2012 are expected to be principally for capital expenditures relating to our electric and gas distribution systems and our biomass facility. We estimate that we will spend approximately $600 million on capital expenditures during 2012.

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

September 2012	29	Wisconsin Electric Power Company

Form 10-Q

resources that is material to our investors. For further information, see Note 10 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $27.1 billion as of September 30, 2012 compared with $27.9 billion as of December 31, 2011.

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

RATES AND REGULATORY MATTERS

2013 Wisconsin Rate Case:   On March 23, 2012, we initiated rate proceedings with the PSCW. We asked the PSCW to approve a net bill increase related to non-fuel costs for our Wisconsin retail electric customers of approximately $99.3 million (3.6%) for 2013. This proposed increase reflects an offset to the revenue requirement of approximately $73.3 million related to the proceeds of a renewable energy cash grant we expect to receive under the National Defense Authorization Act upon completion of our biomass facility currently under construction. Our proposed plan, if approved by the PSCW, would return the proceeds from the cash grant to customers in the form of bill credits.

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

We anticipate a final written order from the PSCW by the end of the year.

September 2012	30	Wisconsin Electric Power Company

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

Renewable Energy Portfolio: We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced on June 27, 2011. We currently expect to invest between $245 million and $255 million, excluding AFUDC, in the plant. We are targeting completion of the facility by the end of 2013.

On July 27, 2012, we signed an agreement with NextEra Energy Resources to buy the Montfort Wind Energy Center for $27 million, subject to PSCW and FERC approval. We anticipate approval and closing of the sale by the

September 2012	31	Wisconsin Electric Power Company

Form 10-Q

end of 2012. We currently have a long-term power purchase agreement for 85% of the energy from the site.

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. In March 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. On September 4, 2012, the equipment for units 7 and 8 was placed into commercial operation. The final cost of completing this project is approximately $740 million ($900 million including AFUDC).

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

ENVIRONMENTAL MATTERS

Air Quality

Mercury and Other Hazardous Air Pollutants:   In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. While we are continuing to evaluate the impact of the rule on the operation of our existing coal-fired generation facilities, as well as alternatives for complying with the rule, we currently estimate our capital cost to comply with this rule will be approximately $8 million to $12.5 million. Based upon our review of the rules and plans to convert the VAPP from coal to natural gas fuel, we currently anticipate that only the Presque Isle Power Plant will require modifications. We believe that our clean air strategy, including the environmental upgrades that have been constructed and that are currently under construction at our other coal-fired plants, positions those other plants well to meet the rule's requirements.

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

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and on August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA has requested the court to re-hear the case.

Climate Change:   Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The regulation of greenhouse gas emissions through legislation and regulation has been, and continues to be, a focus of the President and his administration. Although legislation that would impose mandatory requirements related to greenhouse gas emissions, renewable energy standards and/or energy efficiency standards failed to pass in the U.S. Congress, we expect such legislation to be considered in the future. Any mandatory restrictions on our Carbon Dioxide emissions that may be adopted by Congress or Wisconsin's or Michigan's

September 2012	32	Wisconsin Electric Power Company

Form 10-Q

legislature could result in significant compliance costs that could affect future results of operations, cash flows and financial condition.

In March 2012, the EPA, using its existing authority under the Clean Air Act (CAA), proposed new source performance standards pertaining to greenhouse gas emissions from certain new power plants, including coal-fueled plants, based on the performance of combined cycle natural gas-fueled generating plants. We believe this rule effectively prohibits new conventional coal-fueled power plants. In June 2012, the U. S. Court of Appeals for the District of Columbia Circuit upheld the EPA's authority to regulate greenhouse gas emissions.

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

Valley Power Plant Conversion:   On August 17, 2012, we announced plans to convert the fuel source for VAPP from coal to natural gas. We currently expect the cost of this conversion to be between $60 and $65 million and, subject to receipt of PSCW approval and a construction air permit from the WDNR, anticipate that the conversion will be completed no later than 2016. We expect to file for a Certificate of Authority from the PSCW during the second quarter of 2013.
In June 2012, we received approval from the PSCW to replace and upgrade the Lincoln Arthur natural gas main, which has the capability to accommodate the increased natural gas required for the conversion of VAPP to natural gas.
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

September 2012	33	Wisconsin Electric Power Company

Form 10-Q

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States rather than sub-bituminous coal. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We have applied for a new air permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. Upon receiving an air permit, we intend to begin testing sub-bituminous coal in various combinations with bituminous coal to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make the fuel flexibility modifications.

Regulation of Derivatives and Swap Transactions:   The Dodd-Frank Act, enacted in July 2010, provides for the regulation of derivatives and grants the CFTC expanded regulatory authority over derivative and swap transactions. The CFTC has promulgated numerous regulations that will impose additional requirements on the use of derivatives and swap transactions for us and our counterparties, which could affect both the use and cost of these instruments. Several of the rules still need to be finalized, pending the CFTC's requests for further comments on certain interim rules, interpretations and proposed exemptions, and requests for clarifications by several interested parties. Although we cannot be certain of the impact of these new rules on us until these matters are fully resolved, we currently do not expect it to be material.

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

September 2012	34	Wisconsin Electric Power Company

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

ENVIRONMENTAL MATTERS

Bluff Collapse:   On October 31, 2011, a portion of the bluff at our Oak Creek Power Plant collapsed. The affected area, located south of the new AQCS, was a former ravine that had been filled with coal ash prior to the advent of landfill regulations.

A mixture of soil, coal ash and water, along with several trailers, vehicles and other construction materials from the AQCS construction site, slid down the bluff to the shoreline area. Some of these materials fell into Lake Michigan.

We worked with the U.S. Coast Guard, WDNR and EPA to coordinate an incident action plan for completing the recovery and clean-up efforts. Ash and soil materials were removed from the area, and construction equipment and related materials were removed from Lake Michigan. The clean-up work was completed, and the bluff was stabilized for the winter. Bluff reconstruction resumed in July 2012 following WDNR plan approvals and is approximately 95% complete. Work continues on construction of the storm water collection basin, which we expect to be completed by the end of November 2012.

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

In addition, in November 2011, the Sierra Club provided a Notice of Intent to file a citizens suit under the CAA and Resource Conservation and Recovery Act for alleged violations related to this incident. We have responded that we do not believe there is any basis for a citizen suit. To date, Sierra Club has not indicated whether they intend to file suit.

RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where we do business.

September 2012	35	Wisconsin Electric Power Company

Form 10-Q

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

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1	Terms of Employment for J. Patrick Keyes. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/2012 Form 10-Q (File No. 001-09057).)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

September 2012	36	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	November 2, 2012	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

September 2012	37	Wisconsin Electric Power Company