Form 10-Q
period 2013-03-31
WISCONSIN ELECTRIC POWER CO
filed 2013-05-02
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2013):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2013

March 2013	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
NOV	Notice of Violation
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midwest Independent Transmission System Operator, Inc.
NDAA	National Defense Authorization Act
OTC	Over-the-Counter
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)

March 2013	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

March 2013	4	Wisconsin Electric Power Company

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

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber-security threats and disruptions to our technology network; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; unanticipated changes in the cost or availability of materials needed to operate new environmental controls at our electric generating facilities or replace and/or repair our electric and gas distribution systems; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; or collective bargaining agreements with union employees or work stoppages.

•
Factors affecting the demand for electricity and natural gas, including weather and other natural phenomena; general economic conditions and, in particular, the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; energy conservation efforts; and customers moving to self-generation.

•
Timing, resolution and impact of future rate cases and negotiations, including recovery of costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midwest Independent Transmission System Operator, Inc. (MISO) Energy Markets.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•
The ability to control costs and avoid construction delays during the development and construction of new environmental controls and renewable generation, as well as upgrades to our electric and natural gas distribution systems.

•
The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; cuts in funding of the U.S. Treasury Department's 1603 grant program for renewable energy projects under the National Defense Authorization Act (NDAA); electric and gas industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities or cybersecurity threats; required approvals for new construction, and the siting approval process for new generation and transmission facilities and new pipeline construction; changes to the Federal Power Act and related regulations and enforcement thereof by the Federal Energy Regulatory Commission (FERC) and other regulatory agencies; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; changes in the application of

March 2013	5	Wisconsin Electric Power Company

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D) Form 10-Q

existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

•	Internal restructuring options that may be pursued by Wisconsin Energy Corporation (Wisconsin Energy).

•	Current and future litigation, regulatory investigations, proceedings or inquiries, including FERC matters and Internal Revenue Service audits and other tax matters.

•	Events in the global credit markets that may affect the availability and cost of capital.

•
Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry or us; and our credit ratings.

•	Inflation rates.

•	The investment performance of Wisconsin Energy's pension and other post-retirement benefit trusts.

•	The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder.

•	The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2013	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,127,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 469,400 gas customers in Wisconsin and approximately 455 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), an unregulated company that was formed in 2001 to design, construct, own and lease to us the new generating capacity included in Wisconsin Energy's Power the Future (PTF) strategy, which is described further in this report and in our 2012 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of March 31, 2013, Bostco had $29.7 million of assets.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2012 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2013	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Operating Revenues	$1,004.6	$946.6

Operating Expenses
Fuel and purchased power	272.3	255.1
Cost of gas sold	112.8	100.2
Other operation and maintenance	350.3	329.6
Depreciation and amortization	68.4	61.2
Property and revenue taxes	27.7	28.2
Total Operating Expenses	831.5	774.3

Operating Income	173.1	172.3

Equity in Earnings of Transmission Affiliate	14.7	13.7
Other Income, net	4.1	15.9
Interest Expense, net	31.9	25.2

Income Before Income Taxes	160.0	176.7

Income Tax Expense	55.3	60.8

Net Income	104.7	115.9

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available for Common Stockholder	$104.4	$115.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2013	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$9,633.8	$9,568.9
Accumulated depreciation	(3,159.9)	(3,117.0)
	6,473.9	6,451.9
Construction work in progress	312.5	289.1
Leased facilities, net	2,348.0	2,340.2
Net Property, Plant and Equipment	9,134.4	9,081.2
Investments
Equity investment in transmission affiliate	336.7	332.6
Other	0.3	0.3
Total Investments	337.0	332.9
Current Assets
Cash and cash equivalents	24.1	34.1
Restricted cash	—	2.7
Accounts receivable, net	281.6	226.3
Accounts receivable from related parties	16.4	6.1
Accrued revenues	192.6	213.8
Materials, supplies and inventories	258.5	312.2
Prepayments and other	234.7	198.8
Total Current Assets	1,007.9	994.0
Deferred Charges and Other Assets
Regulatory assets	1,470.7	1,452.2
Other	138.0	162.3
Total Deferred Charges and Other Assets	1,608.7	1,614.5
Total Assets	$12,088.0	$12,022.6

Capitalization and Liabilities
Capitalization
Common equity	$3,418.7	$3,366.4
Preferred stock	30.4	30.4
Long-term debt	2,217.2	2,216.7
Capital lease obligations	2,728.8	2,703.1
Total Capitalization	8,395.1	8,316.6
Current Liabilities
Long-term debt and capital lease obligations due currently	362.3	357.0
Short-term debt	82.0	105.5
Subsidiary note payable to Wisconsin Energy	23.1	23.4
Accounts payable	200.9	306.8
Accounts payable to related parties	84.7	93.4
Accrued payroll and benefits	64.9	75.4
Other	139.1	110.2
Total Current Liabilities	957.0	1,071.7
Deferred Credits and Other Liabilities
Regulatory liabilities	589.7	600.3
Deferred income taxes - long-term	1,647.4	1,533.6
Pension and other benefit obligations	294.3	189.2
Other	204.5	311.2
Total Deferred Credits and Other Liabilities	2,735.9	2,634.3
Total Capitalization and Liabilities	$12,088.0	$12,022.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2013	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$104.7	$115.9
Reconciliation to cash
Depreciation and amortization	70.9	63.4
Deferred income taxes and investment tax credits, net	64.3	58.1
Change in - Accounts receivable and accrued revenues	(50.3)	36.2
Inventories	53.7	29.9
Other current assets	26.1	29.9
Accounts payable	(107.8)	(61.0)
Accrued income taxes, net	(18.6)	(6.8)
Other current liabilities	24.8	5.9
Other, net	17.5	(41.3)
Cash Provided by Operating Activities	185.3	230.2

Investing Activities
Capital expenditures	(108.7)	(117.1)
Investment in transmission affiliate	(1.2)	(2.3)
Change in restricted cash	2.7	20.8
Other, net	(10.8)	(12.1)
Cash Used in Investing Activities	(118.0)	(110.7)

Financing Activities
Dividends paid on common stock	(60.0)	(44.9)
Dividends paid on preferred stock	(0.3)	(0.3)
Change in total short-term debt	(23.8)	(70.5)
Other, net	6.8	—
Cash Used in Financing Activities	(77.3)	(115.7)

Change in Cash and Cash Equivalents	(10.0)	3.8

Cash and Cash Equivalents at Beginning of Period	34.1	12.7

Cash and Cash Equivalents at End of Period	$24.1	$16.5

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2013	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2012 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year 2013 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities: In December 2011, The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The guidance requires enhanced disclosures about derivatives. Both gross and net information related to eligible transactions is required under the guidance. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We adopted this guidance on January 1, 2013, and applied it retrospectively. See Note 5 -- Derivative Instruments for the enhanced disclosures.

3 -- COMMON EQUITY

Stock Option Activity:   During the first three months of 2013, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) granted 1,365,970 Wisconsin Energy non-qualified stock options to our employees that had an estimated fair value of $3.45 per share. During the first three months of 2012, the Compensation Committee granted 903,865 Wisconsin Energy stock options to our employees that had an estimated fair value of $3.34 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

	2013	2012

Risk-free interest rate	0.1% - 1.9%	0.1% - 2.0%
Dividend yield	3.7%	3.9%
Expected volatility	18.0%	19.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

March 2013	11	Wisconsin Electric Power Company

Form 10-Q

The following is a summary of Wisconsin Energy stock option activity by our employees during the three months ended March 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2013	8,416,876	$23.96
Granted	1,365,970	$37.46
Exercised	(1,163,282)	$21.64
Forfeited	—	$—
Outstanding as of March 31, 2013	8,619,564	$26.42	5.9	$142.0

Exercisable as of March 31, 2013	6,288,439	$22.99	4.7	$125.2

The intrinsic value of Wisconsin Energy options exercised by our employees was $22.0 million and $10.1 million for the three months ended March 31, 2013 and 2012, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $25.2 million and $10.8 million for the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $8.8 million and zero, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$16.72 to $21.11	2,546,319	$20.14	4.3	2,546,319	$20.14	4.3
$23.88 to $29.35	3,803,410	$24.65	5.0	3,503,330	$24.25	4.7
$34.87 to $37.46	2,269,835	$36.43	9.4	238,790	$34.91	8.8
	8,619,564	$26.42	5.9	6,288,439	$22.99	4.7

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three months ended March 31, 2013:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of January 1, 2013	1,637,570	$3.31
Granted	1,365,970	$3.45
Vested	(672,415)	$3.33
Forfeited	—	$—
Non-vested as of March 31, 2013	2,331,125	$3.38

As of March 31, 2013, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $4.8 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Restricted Shares:   During the first three months of 2013, the Compensation Committee granted 53,055 Wisconsin Energy restricted shares to our officers and other key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period,

March 2013	12	Wisconsin Electric Power Company

Form 10-Q

restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity related to our employees occurred during the three months ended March 31, 2013:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2013	126,392
Granted	53,055	$37.71
Released	(59,820)	$28.63
Forfeited	(11,698)	$33.01
Outstanding as of March 31, 2013	107,929

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $2.4 million and $1.6 million for the three months ended March 31, 2013, and 2012, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same periods was $0.9 million and zero for the three months ended March 31, 2013, and 2012, respectively.

As of March 31, 2013, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $3.3 million, which is expected to be recognized over the next 27 months on a weighted-average basis.

Performance Units:   In January 2013 and 2012, the Compensation Committee awarded 230,245 and 333,685 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2012 and 2011 vested and were settled during the first quarter of 2013 and 2012, and had a total intrinsic value of $17.1 million and $26.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $6.2 million and $9.6 million, respectively. As of March 31, 2013, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $19.1 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2012 Annual Report on Form 10-K for additional information on these and other restrictions.

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

March 2013	13	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$—	$—	$—	$—
Derivatives	4.3	3.2	1.6	9.1
Total	$4.3	$3.2	$1.6	$9.1

Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

Recurring Fair Value Measures	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$2.7	$—	$—	$2.7
Derivatives	1.2	11.5	4.7	17.4
Total	$3.9	$11.5	$4.7	$20.1

Liabilities:
Derivatives	$1.1	$—	$—	$1.1
Total	$1.1	$—	$—	$1.1

We adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, on a retrospective basis. For additional information, see Note 2 -- New Accounting Pronouncements and Note 5 -- Derivative Instruments.

March 2013	14	Wisconsin Electric Power Company

Form 10-Q

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents the settlement we received from the United States Department of Energy (DOE) during the first quarter of 2011, which was returned, net of costs incurred, to customers. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2013	2012
	(Millions of Dollars)

Balance as of January 1	$4.7	$5.7
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(3.1)	(3.5)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$1.6	$2.2

Change in unrealized gains (losses) relating to instruments still held as of March 31	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2013		December 31, 2012
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$27.6	$30.4	$26.0
Long-term debt, including current portion	$2,537.0	$2,866.6	$2,537.0	$2,900.8

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

March 2013	15	Wisconsin Electric Power Company

Form 10-Q

5 -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the Public Service Commission of Wisconsin (PSCW).

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of March 31, 2013, we recognized $0.2 million in regulatory assets and $8.2 million in regulatory liabilities related to derivatives in comparison to $3.7 million in regulatory assets and $16.7 million in regulatory liabilities as of December 31, 2012.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.1 million is recorded in other deferred charges and other assets as of March 31, 2013, and the long-term portion of our derivative liabilities of $0.3 million is recorded in other deferred credits and other liabilities as of March 31, 2013. Our Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 include:

	March 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$3.9	$—	$1.2	$1.1
Fuel Oil	0.5	—	0.4	—
FTRs	1.5	—	4.7	—
Coal	3.2	0.3	11.1	—
Total	$9.1	$0.3	$17.4	$1.1

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	9.1 million Dth	$(3.2)	9.2 million Dth	$(7.6)
Fuel Oil	1.6 million gallons	0.1	1.7 million gallons	0.6
FTRs	5,343 MW	0.9	5,358 MW	0.6
Total		$(2.2)		$(6.4)

As of March 31, 2013 and December 31, 2012, we posted collateral of zero and $2.1 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of March 31, 2013 and December 31, 2012.

March 2013	16	Wisconsin Electric Power Company

Form 10-Q

	March 31, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$11.9	$0.3	$19.2	$1.9
Gross Amount Not Offset on Balance Sheet (a)	(0.1)	(0.1)	(0.5)	(1.8)
Net Amount	$11.8	$0.2	$18.7	$0.1

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of zero and $0.6 million as of March 31, 2013 and December 31, 2012, respectively.

6 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs		OPEB Costs
	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.9	$5.0	$2.5	$2.7
Interest cost	13.2	14.2	3.2	4.2
Expected return on plan assets	(19.3)	(18.1)	(3.6)	(3.3)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service (credit)	0.5	0.5	(0.5)	(0.5)
Actuarial loss	10.4	7.3	0.4	1.2
Net Periodic Benefit Cost	$8.7	$8.9	$2.0	$4.4

During the first three months of 2013 and 2012, we made no contributions to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $2.4 million as of March 31, 2013 and
December 31, 2012.

March 2013	17	Wisconsin Electric Power Company

Form 10-Q

7 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three months ended March 31, 2013 and 2012 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2013
Operating Revenues (a)	$812.3	$177.2	$15.1	$1,004.6
Operating Income	$129.9	$38.5	$4.7	$173.1

March 31, 2012
Operating Revenues (a)	$777.3	$156.7	$12.6	$946.6
Operating Income	$143.6	$26.7	$2.0	$172.3

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

8 -- VARIABLE INTEREST ENTITIES

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

We have identified a purchased power agreement which represents a variable interest. This agreement is for 236 MW of firm capacity from a gas-fired cogeneration facility and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately nine years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $246.2 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the three months ended March 31, 2013 and 2012 were $12.5 million and $14.7 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

March 2013	18	Wisconsin Electric Power Company

Form 10-Q

are working with the Wisconsin Department of Natural Resources (WDNR) in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $18 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2013, we have established reserves of $7.2 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Divested Assets:   Pursuant to the sale of the Point Beach Nuclear Power Plant, we agreed to indemnification provisions customary to transactions involving the sale of nuclear assets. We also provided customary indemnifications to Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp. (WPL) in connection with the sale of our interest in Edgewater Generating Unit 5.

10 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2013, we paid $3.6 million in interest, net of amounts capitalized, and paid $2.0 million in income taxes, net of refunds. During the three months ended March 31, 2012, we paid $0.9 million in interest, capitalized $6.1 million of interest expense and paid $9.2 million in income taxes, net of refunds.

As of March 31, 2013 and 2012, the amount of accounts payable related to capital expenditures was $8.8 million and $12.5 million, respectively.

During the three months ended March 31, 2013 and 2012, our equity in earnings from ATC was $14.7 million and $13.7 million, respectively. During the three months ended March 31, 2013 and 2012, distributions received from ATC were $11.7 million and $11.3 million, respectively.

March 2013	19	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2013

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2013 with the first quarter of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$303.2	$28.6	$274.6	2,044.5	101.6	1,942.9
Small Commercial/Industrial	253.9	8.7	245.2	2,179.0	27.4	2,151.6
Large Commercial/Industrial	186.3	1.9	184.4	2,347.8	(96.5)	2,444.3
Other - Retail	6.2	0.2	6.0	39.5	(0.9)	40.4
Total Retail	749.6	39.4	710.2	6,610.8	31.6	6,579.2
Wholesale - Other	39.5	2.8	36.7	517.0	184.3	332.7
Resale - Utilities	17.3	0.3	17.0	559.9	(37.2)	597.1
Other Operating Revenues	5.9	(7.5)	13.4	—	—	—
Total	$812.3	$35.0	$777.3	7,687.7	178.7	7,509.0

Weather -- Degree Days (a)
Heating (3,252 Normal)				3,471	861	2,610

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $35.0 million, or 4.5%, when compared to the first quarter of 2012. The most significant factors that caused a change in revenues were:

•
Net retail pricing increases of $28.6 million ($43.8 million less $15.2 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case. For information on the Section 1603 bill credits and the rate order in the 2013 rate case, see Results of Operations -- March 31, 2013 -- Section 1603 Renewable Energy Treasury Grant and Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters, respectively.

•	Favorable weather that increased electric revenues by an estimated $21.5 million as compared to the first quarter of 2012.

•
A $7.5 million decrease in other operating revenues, primarily driven by the amortization of $6.7 million in 2012 related to the settlement with the DOE. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- 2012 Fuel Recovery Request.

As measured by heating degree days, the first quarter of 2013 was 33.0% colder than the same period in 2012 and 6.7% colder than normal. We believe the colder winter weather was the primary reason for the 5.2% increase in residential sales. Sales to large commercial/industrial customers decreased by 3.9%, primarily because of the leap year in 2012 and a decrease in sales to the two iron ore mines in Michigan. Wholesale - Other sales increased by 55.4%; however, our related revenues increased by only $2.8 million, or 7.6%, due to a large increase in off-peak sales which are at significantly lower prices than on-peak sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $17.2 million, or 6.7%, when compared to the first quarter of 2012. This increase was primarily caused by a 2.4% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices as compared to the first quarter of 2012.

March 2013	20	Wisconsin Electric Power Company

Form 10-Q

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2013 with the first quarter of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $20.5 million, or 13.1%, and cost of gas sold increased by $12.6 million, or 12.6%, due to the colder winter weather.

	Three Months Ended March 31
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$177.2	$20.5	$156.7
Cost of Gas Sold	112.8	(12.6)	100.2
Gross Margin	$64.4	$7.9	$56.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2013 with the first quarter of 2012:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$43.7	$5.5	$38.2	174.3	44.5	129.8
Commercial/Industrial	15.3	2.0	13.3	92.8	19.8	73.0
Interruptible	0.2	0.1	0.1	2.2	0.5	1.7
Total Retail	59.2	7.6	51.6	269.3	64.8	204.5
Transported Gas	4.7	0.3	4.4	92.8	5.2	87.6
Other	0.5	—	0.5	—	—	—
Total	$64.4	$7.9	$56.5	362.1	70.0	292.1

Weather -- Degree Days (a)
Heating (3,252 Normal)				3,471	861	2,610

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $7.9 million, or approximately 14.0%, when compared to the first quarter of 2012. We estimate that weather increased gas margins by approximately $13.0 million. As measured by heating degree days, the first quarter of 2013 was 33.0% colder than the same period in 2012 and 6.7% colder than normal. The first quarter of 2012 was significantly warmer than normal. Gas margins were reduced by approximately $4.6 million because of lower gas rates that became effective January 1, 2013. For information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $20.7 million, or approximately 6.3%, when compared to the first quarter of 2012. This increase was primarily driven by the reinstatement of $37.5 million of regulatory amortizations, offset in part by continued cost control efforts across the utility and some timing impacts associated with the variation in weather between quarters.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $7.2 million, or approximately 11.8%, when compared to the first quarter of 2012, primarily because of an overall increase in utility plant in service. The emission control equipment for units 5 and 6 of the Oak Creek Air Quality Control System (AQCS) project went into service in March

March 2013	21	Wisconsin Electric Power Company

Form 10-Q

2012, and for units 7 and 8 in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Section 1603 Renewable Energy Treasury Grant

We expect to receive a treasury grant of approximately $72 million related to the construction of our biomass facility in Rothschild, Wisconsin. The PSCW took this grant into consideration when it set rates for our electric customers for the two years ending December 31, 2014. These rates became effective on January 1, 2013 and are reflected in the form of bill credits that reduce our revenues. We expect to recognize the treasury grant as income in the fourth quarter of 2013 when the plant is expected to be placed into service. At that time, we will also defer as a regulatory liability, the portion of the grant income that will be used to reduce rates in 2014. For the first three quarters of 2013, we will experience a mismatch between bill credits (lower revenues) and grant income. However, when the plant is placed into service in the fourth quarter, we will make an entry to record grant income to match the bill credits that have been provided to customers during 2013.
In addition, the PSCW approved escrow accounting treatment for the treasury grant. As a result, we expect to true-up any difference between the actual grant proceeds we receive and the estimated grant proceeds the PSCW used to set electric retail rates for 2013 and 2014.

Other Income, net

	Three Months Ended March 31
Other Income, net	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$4.2	$(10.5)	$14.7
Other	(0.1)	(1.3)	1.2
Other Income, net	$4.1	$(11.8)	$15.9

Other income, net decreased by $11.8 million, or approximately 74.2%, when compared to the first quarter of 2012. The decrease in AFUDC - Equity is primarily related to the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

Interest Expense, net

	Three Months Ended March 31
Interest Expense	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$33.6	$(2.3)	$31.3
Less: Capitalized Interest	1.7	(4.4)	6.1
Interest Expense, net	$31.9	$(6.7)	$25.2

Our gross interest costs increased by $2.3 million, or approximately 7.3%, when compared to the first quarter of 2012 primarily because we issued $250 million of long-term debt in December 2012. Our capitalized interest decreased by $4.4 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $6.7 million, or 26.6%, as compared to the first quarter of 2012.

Income Tax Expense

For the first quarter of 2013, our effective tax rate was 34.6% compared to 34.4% for the first quarter of 2012. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K. We expect our 2013 annual effective tax rate to be between 36% and 37%.

March 2013	22	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2013	2012
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$185.3	$230.2
Investing Activities	$(118.0)	$(110.7)
Financing Activities	$(77.3)	$(115.7)

Operating Activities

Cash provided by operating activities decreased by $44.9 million during the first three months of 2013 as compared to the same period in 2012. The decrease is primarily because of higher working capital requirements. We experienced significantly colder weather when compared to the same period in 2012, resulting in higher accounts receivable and accrued revenues. Partially offsetting this decrease is higher depreciation expense and the end of the one year suspension of amortization expense authorized by the 2012 Wisconsin Rate Case.

Investing Activities

Cash used in investing activities increased by $7.3 million during the first three months of 2013 as compared to the same period in 2012. Our change in restricted cash decreased by $18.1 million which is related to the 2012 release of restricted cash through bill credits and reimbursements of costs associated with the DOE settlement. Our capital expenditures decreased by $8.4 million during the first three months of 2013 as compared to the same period in 2012, primarily because of the completion of the Oak Creek AQCS project, partially offset by the increased spending at the biomass plant.

Financing Activities

Cash used in financing activities decreased by $38.4 million during the first three months of 2013 as compared to the same period in 2012. Repayment of short-term debt was $46.7 million lower in 2013 as compared to the same period in 2012, primarily because of lower cash flows from operations and higher cash flows used in investing. This factor was partially offset by the payment of a $60 million dividend to Wisconsin Energy during the first three months of 2013 as compared to $44.9 million during the same period in 2012.

CAPITAL RESOURCES AND REQUIREMENTS

Liquidity

We anticipate meeting our capital requirements during the remainder of 2013 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

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

March 2013	23	Wisconsin Electric Power Company

Form 10-Q

As of March 31, 2013, we had approximately $493.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $82.0 million of commercial paper outstanding that was supported by the available lines of credit. During the first three months of 2013, our maximum commercial paper outstanding was $139.0 million with a weighted-average interest rate of 0.26%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of March 31, 2013:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$6.1	$493.9	December 2017

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of March 31, 2013, the repurchased bonds were still outstanding, but were reported as a reduction in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Bonus Depreciation Provisions

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, which extended the 50% bonus depreciation rules to include assets placed in service in 2013. These rules will apply to the biomass plant we are constructing in Rothschild, which is expected to be completed during the fourth quarter of 2013. As a result of the increased federal tax depreciation for 2013 and prior years, we do not anticipate making federal income tax payments for 2013.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures: Capital requirements during the remainder of 2013 are expected to be principally for capital expenditures relating to our electric and gas distribution systems and our biomass facility. We estimate that we will spend approximately $520 million on capital expenditures during 2013.

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 8 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

March 2013	24	Wisconsin Electric Power Company

Form 10-Q

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $27.9 billion as of March 31, 2013 and December 31, 2012.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2012 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, Wisconsin Energy's PTF strategy, rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

POWER THE FUTURE

All of the PTF units are in service and are positioned to provide a significant portion of our future generation needs. We are leasing the units from We Power under long-term leases. We are recovering the lease payments associated with Port Washington Generating Station Unit 1, Port Washington Generating Station Unit 2, Oak Creek expansion Unit 1, and Oak Creek expansion Unit 2 in our rates as authorized by the PSCW, the Michigan Public Service Commission (MPSC) and FERC.

As part of our 2013 Wisconsin Rate Case, the PSCW determined that 100% of the construction costs for the Oak Creek expansion units were prudently incurred by We Power, and approved the recovery in rates of more than 99.5% of these costs. In addition, the PSCW deferred the final decision regarding $24 million related to the Oak Creek expansion fuel flexibility project until a future rate proceeding. See Other Matters below for additional information about the fuel flexibility project.

See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2012 Annual Report on Form 10-K for additional information on PTF.

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

•	Absent an adjustment for any remaining energy cash credits, an electric rate increase for our Wisconsin electric customers of approximately $28 million (1.0%) for 2014.

•	Recovery of a forecasted increase in fuel costs of approximately $44 million (1.6%) for 2013. We will make an annual fuel cost filing, as required, for 2014.

•	A rate decrease of approximately $8 million (1.9%) for our natural gas customers for 2013, with no rate adjustment in 2014. The new rates reflect a $6.4 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for our Downtown Milwaukee (Valley) steam utility customers for 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1 million (7.0%) in 2013 and $1 million (6.0%) in 2014 for our Milwaukee County steam utility customers.

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

March 2013	25	Wisconsin Electric Power Company

Form 10-Q

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

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW granting Wisconsin Electric authority to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. In March 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. In September 2012, the equipment for units 7 and 8 was placed into commercial operation. The final cost of completing this project was approximately $740 million ($900 million including AFUDC). The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree we entered into with the United States Environmental Protection Agency (EPA) in 2003.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2012 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard:   In June 2010, the EPA issued a new hourly Sulfur Dioxide (SO2) National Ambient Air Quality Standard that became effective in August 2010. This standard, as modified, represented a significant change from the previous SO2 standard. The implementation guidance for the new standard, among other things, required attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data. The EPA has since withdrawn this implementation guidance, and has indicated it is going to propose new implementation guidance through a rulemaking in 2013.

Various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

If the new standard remains in place, we believe that we would not need to make significant capital expenditures at the majority of our generation units because of prior investments in pollution control equipment and technology. However, we believe that the new standard will require us to retrofit Presque Isle Power Plant (PIPP) in the Upper Peninsula of Michigan with additional environmental controls. In November 2012, we entered into a joint ownership agreement with Wolverine Power Supply Cooperative, Inc. whereby Wolverine will pay for the installation of air quality control systems at PIPP and will receive a minority ownership interest in the plant in return. This transaction is subject to the receipt of regulatory approvals from various state and federal regulatory agencies. We began submitting applications for regulatory approvals in February 2013, and received FERC and MPSC approval in April 2013. We expect to receive approval from the PSCW no later than the third quarter of 2013.

The new standard may also require us to make modifications at some of our smaller generation units.

Cross-State Air Pollution Rule:   In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation scheme. Even with technical revisions to the rule by the EPA, PIPP may not have been allocated sufficient allowances to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

March 2013	26	Wisconsin Electric Power Company

Form 10-Q

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA had requested the court to re-hear the case; however, in January 2013, the court denied the EPA's request. The EPA petitioned the United States Supreme Court to review the D.C. Circuit Court's decision.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for Valley Power Plant (VAPP) from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million excluding AFUDC, and, subject to receipt of PSCW approval and a construction air permit from the WDNR, anticipate that the conversion will be completed by the end of 2015 or early 2016. We filed for a Certificate of Authority from the PSCW on April 26, 2013.

In June 2012, we received approval from the PSCW to replace and upgrade the Lincoln Arthur natural gas main, which has the capability to accommodate the increased natural gas required for the conversion of VAPP to natural gas. Construction began on the Lincoln Arthur natural gas main in March 2013.

Water Quality

Steam Electric Effluent Guidelines:   These guidelines regulate waste water discharges from our power plant processes. On April 19, 2013, the EPA released a proposed rule to modify these guidelines. The rule compliance deadline is as soon as possible after July 1, 2017 with full compliance expected by July 1, 2022. After the promulgation of final rules, it is expected that the WDNR will need to modify Wisconsin's rules. We already meet many of the proposed requirements defined by EPA, and as a result believe we will be well positioned to comply with the proposed guidelines. There are several available options outlined in the proposed rule. The amount of additional costs we may need to incur to comply with the new guidelines, if any, will depend on which option(s) the EPA selects to incorporate into the final guidelines. We are still evaluating the proposed rule, and are currently unable to determine its impact on our facilities.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2012 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We received a new air construction permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. We are scheduled to begin testing sub-bituminous coal in various combinations with bituminous coal in 2013 to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make the fuel flexibility modifications. In February 2013, the Sierra Club and the Midwest Environmental Defense Center filed a petition for a contested case hearing with the WDNR to challenge the issuance of the air construction permit. The WDNR has granted that petition, but a hearing has not yet been scheduled.

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generation Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued us a Notice of Violation (NOV) on January 7, 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOx emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) until a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect that Units 1 and 4 will remain out of service until at least 2014. In addition, we may be subject to fines and penalties. In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administrative order.

March 2013	27	Wisconsin Electric Power Company

Form 10-Q

We continue to evaluate the impact, if any, that this outage may have on network reliability, and to determine whether we will need to find alternative sources of generation in the short-term to replace the generation from these units during the temporary outage.

PSGS Units 2 and 3 remain available for operation because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2012. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2012 Annual Report on Form 10-K, as well as Note 4 -- Fair Value Measurements and Note 5 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2012 Annual Report on Form 10-K.

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

ENVIRONMENTAL MATTERS

Paris Generating Station:   See Factors Affecting Results, Liquidity and Capital Resources -- Other Matters for information concerning a NOV issued in connection with the replacement of certain turbine blades as part of maintenance performed on Units 1 and 4 at PSGS.

Edgewater Generating Unit 5:   In December 2009, the EPA issued a NOV concerning several coal-fired power plants owned and operated by WPL, including Edgewater Generating Unit 5, of which we owned 25%. Due to our

March 2013	28	Wisconsin Electric Power Company

Form 10-Q

ownership interest at the time, we were named in the NOV. In March 2011, we sold our interest to WPL. Although we sold our interest, we retained our share of liability, if any, related to the NOV. The NOV alleged that certain maintenance projects at WPL's units, including Edgewater 5, were undertaken without obtaining air permits required by the Clean Air Act.

In September 2010, the Sierra Club filed a complaint against WPL generally alleging air permitting and opacity violations at the Edgewater Generating Station. We were not a named party to this litigation.

On April 22, 2013, a complaint and consent decree were simultaneously lodged with the court in United States v Wisconsin Power and Light Company, Madison Gas and Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, Case No. 13-cv-00266. The consent decree, when entered by the court, will resolve all allegations in the NOV related to Edgewater 5 and the other coal fired power plants owned and operated by WPL, as well as the air permitting and opacity violations alleged by Sierra Club. Our share of the financial obligation associated with this consent decree is immaterial.

RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where we do business.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2012. See Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 5. OTHER INFORMATION

Director Robert A. Cornog did not stand for re-election at either the 2013 Annual Meeting of Stockholders of Wisconsin Electric held on April 25, 2013 or the 2013 Annual Meeting of Stockholders of Wisconsin Energy held on May 2, 2013, at which time his term expired. Director Cornog has served on the Wisconsin Electric Board of Directors since 1994, the Wisconsin Energy Board of Directors since 1993 and the Wisconsin Gas Board of Directors since 2000. In consideration of his exemplary service and contributions to these Boards of Directors, on April 30, 2013, the Compensation Committee accelerated the vesting of all unvested shares of restricted stock of Wisconsin Energy awarded to Director Cornog, consisting of approximately 7,293 shares, effective May 2, 2013.

March 2013	29	Wisconsin Electric Power Company

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2013	30	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 2, 2013	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2013	31	Wisconsin Electric Power Company