Form 10-Q
period 2013-06-30
WISCONSIN ELECTRIC POWER CO
filed 2013-08-01
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2013):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2013

June 2013	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOJ	Wisconsin Department of Justice
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
NOX	Nitrogen Oxide
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
OTC	Over-the-Counter
PTF	Power the Future
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.

June 2013	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Wolverine	Wolverine Power Supply Cooperative, Inc.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
GWh	Gigawatt-hour(s) (One GWh equals one thousand MWh)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

June 2013	4	Wisconsin Electric Power Company

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

•
Timing, resolution and impact of future rate cases and negotiations, including recovery of costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midcontinent Independent System Operator, Inc. (MISO) Energy Markets, as well as any costs incurred as a result of customers moving to an alternative electric supplier.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•
The ability to control costs and avoid construction delays during the development and construction of new environmental controls and renewable generation, as well as upgrades to our electric and natural gas distribution systems.

•
The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; cuts in funding of the U.S. Treasury Department's 1603 grant program for renewable energy projects under the National Defense Authorization Act; electric and gas industry restructuring initiatives; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist activities or cybersecurity threats; required approvals for new construction, and the siting approval process for new generation and transmission facilities and new pipeline construction; changes to the Federal Power Act and related regulations and enforcement thereof by the Federal Energy Regulatory Commission (FERC) and other regulatory agencies; changes in allocation of energy assistance, including state public benefits funds; changes in environmental, tax and other laws and regulations to which we are subject; changes in the application of

June 2013	5	Wisconsin Electric Power Company

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

June 2013	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,126,800 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 469,500 gas customers in Wisconsin and approximately 450 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Bostco is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2013, Bostco had $29.6 million of assets.

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

June 2013	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Operating Revenues	$880.5	$840.6	$1,885.1	$1,787.2

Operating Expenses
Fuel and purchased power	277.4	260.0	549.7	515.1
Cost of gas sold	46.9	31.9	159.7	132.1
Other operation and maintenance	334.8	324.4	685.1	654.0
Depreciation and amortization	69.5	63.8	137.9	125.0
Property and revenue taxes	27.7	28.2	55.4	56.4
Total Operating Expenses	756.3	708.3	1,587.8	1,482.6

Operating Income	124.2	132.3	297.3	304.6

Equity in Earnings of Transmission Affiliate	15.1	14.3	29.8	28.0
Other Income, net	5.4	8.0	9.5	23.9
Interest Expense, net	30.3	28.0	62.2	53.2

Income Before Income Taxes	114.4	126.6	274.4	303.3

Income Tax Expense	41.3	43.3	96.6	104.1

Net Income	73.1	83.3	177.8	199.2

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available for Common Stockholder	$72.8	$83.0	$177.2	$198.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2013	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$9,696.1	$9,568.9
Accumulated depreciation	(3,182.8)	(3,117.0)
	6,513.3	6,451.9
Construction work in progress	335.4	289.1
Leased facilities, net	2,326.3	2,340.2
Net Property, Plant and Equipment	9,175.0	9,081.2
Investments
Equity investment in transmission affiliate	343.5	332.6
Other	0.2	0.3
Total Investments	343.7	332.9
Current Assets
Cash and cash equivalents	19.8	34.1
Accounts receivable, net	257.4	226.3
Accounts receivable from related parties	16.9	6.1
Accrued revenues	162.4	213.8
Materials, supplies and inventories	281.5	312.2
Prepayments and other	256.1	201.5
Total Current Assets	994.1	994.0
Deferred Charges and Other Assets
Regulatory assets	1,460.9	1,452.2
Other	144.1	162.3
Total Deferred Charges and Other Assets	1,605.0	1,614.5
Total Assets	$12,117.8	$12,022.6

Capitalization and Liabilities
Capitalization
Common equity	$3,386.5	$3,366.4
Preferred stock	30.4	30.4
Long-term debt	2,166.2	2,216.7
Capital lease obligations	2,724.7	2,703.1
Total Capitalization	8,307.8	8,316.6
Current Liabilities
Long-term debt and capital lease obligations due currently	368.0	357.0
Short-term debt	139.5	105.5
Subsidiary note payable to Wisconsin Energy	23.1	23.4
Accounts payable	222.2	306.8
Accounts payable to related parties	86.8	93.4
Accrued payroll and benefits	69.2	75.4
Other	105.3	110.2
Total Current Liabilities	1,014.1	1,071.7
Deferred Credits and Other Liabilities
Regulatory liabilities	600.8	600.3
Deferred income taxes - long-term	1,689.3	1,533.6
Pension and other benefit obligations	290.2	189.2
Other	215.6	311.2
Total Deferred Credits and Other Liabilities	2,795.9	2,634.3
Total Capitalization and Liabilities	$12,117.8	$12,022.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2013	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$177.8	$199.2
Reconciliation to cash
Depreciation and amortization	142.5	129.4
Deferred income taxes and investment tax credits, net	90.7	118.9
Change in - Accounts receivable and accrued revenues	4.8	65.2
Inventories	30.7	18.9
Other current assets	12.0	12.8
Accounts payable	(80.8)	(31.9)
Accrued income taxes, net	(2.3)	(29.8)
Other current liabilities	(6.9)	(31.2)
Other, net	54.2	(68.6)
Cash Provided by Operating Activities	422.7	382.9

Investing Activities
Capital expenditures	(234.4)	(258.2)
Investment in transmission affiliate	(4.6)	(5.8)
Change in restricted cash	2.7	27.6
Other, net	(23.1)	(26.3)
Cash Used in Investing Activities	(259.4)	(262.7)

Financing Activities
Dividends paid on common stock	(170.0)	(89.8)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	250.0	—
Retirement of long-term debt	(300.0)	—
Change in total short-term debt	33.7	(30.5)
Other, net	9.3	—
Cash Used in Financing Activities	(177.6)	(120.9)

Change in Cash and Cash Equivalents	(14.3)	(0.7)

Cash and Cash Equivalents at Beginning of Period	34.1	12.7

Cash and Cash Equivalents at End of Period	$19.8	$12.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2013	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2012 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year 2013 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities: In December 2011, The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The guidance requires enhanced disclosures about derivatives. Both gross and net information related to eligible transactions is required under the guidance. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We adopted this guidance on January 1, 2013, and applied it retrospectively. See Note 6 -- Derivative Instruments for the enhanced disclosures.

3 -- COMMON EQUITY

Stock Option Activity:   During the first six months of 2013, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) granted 1,365,970 Wisconsin Energy non-qualified stock options to our employees that had an estimated fair value of $3.45 per share. During the first six months of 2012, the Compensation Committee granted 903,865 Wisconsin Energy stock options to our employees that had an estimated fair value of $3.34 per share. The following assumptions were used to value the Wisconsin Energy options using a binomial option pricing model:

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

June 2013	11	Wisconsin Electric Power Company

Form 10-Q

The following is a summary of Wisconsin Energy stock option activity by our employees during the three and six months ended June 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of April 1, 2013	8,619,564	$26.42
Granted	—	$—
Exercised	(557,793)	$23.44
Forfeited	(5,350)	$35.38
Outstanding as of June 30, 2013	8,056,421	$26.62

Outstanding as of January 1, 2013	8,416,876	$23.96
Granted	1,365,970	$37.46
Exercised	(1,721,075)	$22.22
Forfeited	(5,350)	$35.38
Outstanding as of June 30, 2013	8,056,421	$26.62	5.8	$115.8

Exercisable as of June 30, 2013	5,761,641	$23.01	4.5	$103.6

The intrinsic value of Wisconsin Energy options exercised by our employees was $11.2 million and $33.2 million for the three and six months ended June 30, 2013 and $20.8 million and $30.9 million for the same periods in 2012, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $38.2 million and $35.6 million for the six months ended June 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $13.3 million and zero, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$16.72 to $21.11	2,286,286	$20.24	4.2	2,286,286	$20.24	4.2
$23.88 to $29.35	3,578,880	$24.65	4.7	3,284,150	$24.23	4.5
$34.87 to $37.46	2,191,255	$36.48	9.1	191,205	$35.14	8.6
	8,056,421	$26.62	5.8	5,761,641	$23.01	4.5

June 2013	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and six months ended June 30, 2013:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of April 1, 2013	2,331,125	$3.38
Granted	—	$—
Vested	(30,995)	$3.37
Forfeited	(5,350)	$3.37
Non-vested as of June 30, 2013	2,294,780	$3.38

Non-vested as of January 1, 2013	1,637,570	$3.31
Granted	1,365,970	$3.45
Vested	(703,410)	$3.33
Forfeited	(5,350)	$3.37
Non-vested as of June 30, 2013	2,294,780	$3.38

As of June 30, 2013, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $3.8 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   During the first six months of 2013, the Compensation Committee granted 53,055 Wisconsin Energy restricted shares to our officers and other key employees. These awards have a three-year vesting period, with one-third of the award vesting on each anniversary of the grant date. During the vesting period, restricted share recipients have voting rights and are entitled to dividends in the same manner as other shareholders.

The following restricted stock activity related to our employees occurred during the three and six months ended June 30, 2013:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of April 1, 2013	107,929
Granted	—	$—
Released	(7,902)	$12.66
Forfeited	(1,570)	$35.30
Outstanding as of June 30, 2013	98,457

Outstanding as of January 1, 2013	126,392
Granted	53,055	$37.71
Released	(67,722)	$26.77
Forfeited	(13,268)	$33.28
Outstanding as of June 30, 2013	98,457

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $0.4 million and $2.8 million for the three and six months ended June 30, 2013, and $0.3 million and $1.9 million for the same periods in 2012, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $0.2 million and $1.1 million for the three and six months ended June 30, 2013, and zero for the same periods in 2012, respectively.

As of June 30, 2013, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.9 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

June 2013	13	Wisconsin Electric Power Company

Form 10-Q

Performance Units:   In January 2013 and 2012, the Compensation Committee awarded 230,245 and 333,685 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units which will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year period based on our estimate of the final expected value of the award. Performance units earned as of December 31, 2012 and 2011 vested and were settled during the first quarter of 2013 and 2012, and had a total intrinsic value of $17.1 million and $26.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $6.2 million and $9.6 million, respectively. As of June 30, 2013, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $13.8 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

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

4 -- LONG-TERM DEBT

In June 2013, we issued $250 million of 1.70% Debentures due June 15, 2018. The debentures were issued under an existing shelf registration statement filed with the SEC in February 2011. The net proceeds were used to repay short-term debt and for other corporate purposes.

On May 15, 2013, we used short-term borrowings to retire $300 million of long-term debt that matured.

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

June 2013	14	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$—	$—	$—	$—
Derivatives	0.5	7.6	9.2	17.3
Total	$0.5	$7.6	$9.2	$17.3

Liabilities:
Derivatives	$1.1	$—	$—	$1.1
Total	$1.1	$—	$—	$1.1

Recurring Fair Value Measures	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$2.7	$—	$—	$2.7
Derivatives	1.2	11.5	4.7	17.4
Total	$3.9	$11.5	$4.7	$20.1

Liabilities:
Derivatives	$1.1	$—	$—	$1.1
Total	$1.1	$—	$—	$1.1

We adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, on a retrospective basis. For additional information, see Note 2 -- New Accounting Pronouncements and Note 6 -- Derivative Instruments.

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

June 2013	15	Wisconsin Electric Power Company

Form 10-Q

a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Beginning Balance	$1.6	$2.2	$4.7	$5.7
Realized and unrealized gains (losses)	—	—	—	—
Purchases	10.6	10.9	10.6	10.9
Issuances	—	—	—	—
Settlements	(3.0)	(3.2)	(6.1)	(6.7)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30	$9.2	$9.9	$9.2	$9.9

Change in unrealized gains (losses) relating to instruments still held as of June 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2013		December 31, 2012
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$27.0	$30.4	$26.0
Long-term debt, including current portion	$2,487.0	$2,679.8	$2,537.0	$2,900.8

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of June 30, 2013, we recognized $2.2 million in

June 2013	16	Wisconsin Electric Power Company

Form 10-Q

regulatory assets and $16.9 million in regulatory liabilities related to derivatives in comparison to $3.7 million in regulatory assets and $16.7 million in regulatory liabilities as of December 31, 2012.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $2.0 million is recorded in other deferred charges and other assets as of June 30, 2013, and the long-term portion of our derivative liabilities of $0.2 million is recorded in other deferred credits and other liabilities as of June 30, 2013. Our Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012 include:

	June 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$0.9	$0.9	$1.2	$1.1
Fuel Oil	0.1	0.2	0.4	—
FTRs	9.2	—	4.7	—
Coal	7.1	—	11.1	—
Total	$17.3	$1.1	$17.4	$1.1

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	5.5 million Dth	$1.1	8.9 million Dth	$(6.8)
Fuel Oil	2.2 million gallons	0.1	2.1 million gallons	0.8
FTRs	5,744 MW	4.7	5,296 MW	1.6
Total		$5.9		$(4.4)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Volume	Gains (Losses)		Volume		Gains (Losses)
		(Millions of Dollars)				(Millions of Dollars)

Natural Gas	14.6 million Dth	$(2.1)		18.1 million Dth		$(14.4)
Fuel Oil	3.7 million gallons	0.2		3.8 million gallons		1.4
FTRs	11,088 MW	5.6		10,654 MW		2.2
Total		$3.7	$—	$—	$—	$(10.8)

As of June 30, 2013 and December 31, 2012, we posted collateral of $2.2 million and $2.1 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of June 30, 2013 and December 31, 2012.

June 2013	17	Wisconsin Electric Power Company

Form 10-Q

	June 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$17.3	$1.1	$17.4	$1.1
Gross Amount Not Offset on Balance Sheet (a)	—	(1.1)	(0.4)	(1.1)
Net Amount	$17.3	$—	$17.0	$—

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $1.0 million and $0.6 million as of June 30, 2013 and December 31, 2012, respectively.

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.0	$4.9	$6.9	$9.9
Interest cost	13.0	14.2	26.2	28.4
Expected return on plan assets	(19.3)	(17.8)	(38.6)	(35.9)
Amortization of:
Prior service cost	0.6	0.6	1.1	1.1
Actuarial loss	10.5	7.7	20.9	15.0
Net Periodic Benefit Cost	$7.8	$9.6	$16.5	$18.5

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.2	$2.2	$4.7	$4.9
Interest cost	3.1	4.2	6.3	8.4
Expected return on plan assets	(3.6)	(3.2)	(7.2)	(6.5)
Amortization of:
Transition obligation	—	0.1	—	0.2
Prior service (credit)	(0.4)	(0.4)	(0.9)	(0.9)
Actuarial loss	0.3	1.2	0.7	2.4
Net Periodic Benefit Cost	$1.6	$4.1	$3.6	$8.5

During the first six months of 2013 and 2012, we made no contributions to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $2.4 million as of June 30, 2013 and December 31, 2012.

June 2013	18	Wisconsin Electric Power Company

Form 10-Q

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2013 and 2012 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

June 30, 2013
Operating Revenues (a)	$793.2	$79.4	$7.9	$880.5
Operating Income (Loss)	$116.9	$7.8	$(0.5)	$124.2

June 30, 2012
Operating Revenues (a)	$772.6	$61.2	$6.8	$840.6
Operating Income (Loss)	$132.6	$1.6	$(1.9)	$132.3

Six Months Ended

June 30, 2013
Operating Revenues (a)	$1,605.5	$256.6	$23.0	$1,885.1
Operating Income	$246.8	$46.3	$4.2	$297.3

June 30, 2012
Operating Revenues (a)	$1,549.9	$217.9	$19.4	$1,787.2
Operating Income	$276.2	$28.3	$0.1	$304.6

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

We have approximately $236.1 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the six months ended June 30, 2013 and 2012 were $25.2 million and $29.6 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

June 2013	19	Wisconsin Electric Power Company

Form 10-Q

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $18 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of June 30, 2013, we have established reserves of $7.2 million related to future remediation costs.

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

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2013, we paid $63.0 million in interest, net of amounts capitalized, and received $7.8 million in net refunds from income taxes. During the six months ended June 30, 2012, we paid $52.5 million in interest, net of amounts capitalized, and paid $14.6 million in income taxes, net of refunds.

As of June 30, 2013 and 2012, the amount of accounts payable related to capital expenditures was $5.2 million and $18.8 million, respectively.

During the six months ended June 30, 2013 and 2012, our equity in earnings from ATC was $29.8 million and $28.0 million, respectively. During the six months ended June 30, 2013 and 2012, distributions received from ATC were $23.5 million and $22.7 million, respectively.

June 2013	20	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2013

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2013 with the second quarter of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$277.2	$0.3	$276.9	1,851.4	(137.2)	1,988.6
Small Commercial/Industrial	256.2	6.5	249.7	2,139.4	(30.0)	2,169.4
Large Commercial/Industrial	179.9	(4.0)	183.9	2,211.5	(197.8)	2,409.3
Other - Retail	5.3	0.1	5.2	35.5	(0.7)	36.2
Total Retail	718.6	2.9	715.7	6,237.8	(365.7)	6,603.5
Wholesale - Other	37.2	1.6	35.6	521.9	153.2	368.7
Resale - Utilities	28.8	20.4	8.4	890.8	692.1	198.7
Other Operating Revenues	8.6	(4.3)	12.9	—	—	—
Total	$793.2	$20.6	$772.6	7,650.5	479.6	7,170.9

Weather -- Degree Days (a)
Heating (940 Normal)				1,029	264	765
Cooling (170 Normal)				138	(157)	295

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $20.6 million, or 2.7%, when compared to the second quarter of 2012. The most significant factors that caused a change in revenues were:

•
Net retail pricing increases of $39.5 million ($54.3 million less $14.8 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case. For information on the Section 1603 bill credits and the rate order in the 2013 rate case, see Results of Operations -- Three Months Ended June 30, 2013 -- Section 1603 Renewable Energy Treasury Grant and Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters, respectively.

•	Unfavorable weather compared to the second quarter of 2012 that decreased electric revenues by an estimated $28.0 million.

•	A $20.4 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•
A $4.3 million decrease in other operating revenues, primarily driven by the amortization of $7.1 million in 2012 related to the settlement with the DOE. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- 2012 Fuel Recovery Request.

As measured by cooling degree days, the second quarter of 2013 was 53.2% cooler than the same period in 2012 and 18.8% cooler than normal. We believe the cooler weather was the primary reason for the 6.9% decrease in residential sales. Sales to large commercial/industrial customers decreased by 8.2%, primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 4.1%. Wholesale - Other sales increased by 41.6% primarily due to increased off-peak energy sales which generate lower incremental revenue because the majority of our wholesale revenue is tied to demand.

June 2013	21	Wisconsin Electric Power Company

Form 10-Q

See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan for a discussion of the impact of industry restructuring in Michigan on our electric sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $17.4 million, or 6.7%, when compared to the second quarter of 2012. This increase was primarily caused by a 6.7% increase in total MWh sales.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2013 with the second quarter of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $18.2 million, or 29.7%, and cost of gas sold increased by $15.0 million, or 47.0%, due to the cooler weather and an increase in the commodity cost of natural gas.

	Three Months Ended June 30
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$79.4	$18.2	$61.2
Cost of Gas Sold	46.9	(15.0)	31.9
Gross Margin	$32.5	$3.2	$29.3

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2013 with the second quarter of 2012:

	Three Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$21.8	$2.0	$19.8	53.5	12.3	41.2
Commercial/Industrial	6.5	1.4	5.1	33.4	11.9	21.5
Interruptible	0.1	(0.1)	0.2	1.1	0.2	0.9
Total Retail	28.4	3.3	25.1	88.0	24.4	63.6
Transported Gas	3.7	(0.2)	3.9	70.5	(16.3)	86.8
Other	0.4	0.1	0.3	—	—	—
Total	$32.5	$3.2	$29.3	158.5	8.1	150.4

Weather -- Degree Days (a)
Heating (940 Normal)				1,029	264	765

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $3.2 million, or approximately 10.9%, when compared to the second quarter of 2012. This increase primarily relates to an increase in retail sales volumes as a result of cooler weather during the second quarter of 2013. As measured by heating degree days, the second quarter of 2013 was 34.5% cooler than the same period in 2012 and 9.5% cooler than normal. Transported gas sales volumes decreased 18.8%; however, these sales have a small impact on margin.

June 2013	22	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $10.4 million, or approximately 3.2%, when compared to the second quarter of 2012. This increase was primarily driven by the reinstatement of $37.0 million of regulatory amortizations, offset in part by continued cost control efforts across the utility and some timing impacts associated with the variation in weather between quarters.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $5.7 million, or approximately 8.9%, when compared to the second quarter of 2012, primarily because of an overall increase in utility plant in service. The emission control equipment for units 7 and 8 of the Oak Creek Air Quality Control System (AQCS) project went into service in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

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

Other Income, net

	Three Months Ended June 30
Other Income, net	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$4.5	$(3.4)	$7.9
Other	0.9	0.8	0.1
Other Income, net	$5.4	$(2.6)	$8.0

Other income, net decreased by $2.6 million, or approximately 32.5%, when compared to the second quarter of 2012. The decrease in AFUDC - Equity is primarily related to units 7 and 8 of the Oak Creek AQCS project going into service in September 2012.

Interest Expense, net

	Three Months Ended June 30
Interest Expense	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$32.3	$(1.0)	$31.3
Less: Capitalized Interest	2.0	(1.3)	3.3
Interest Expense, net	$30.3	$(2.3)	$28.0

June 2013	23	Wisconsin Electric Power Company

Form 10-Q

Our gross interest costs increased by $1.0 million, or approximately 3.2%, when compared to the second quarter of 2012. Our capitalized interest decreased by $1.3 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $2.3 million, or 8.2%, as compared to the second quarter of 2012.

Income Tax Expense

For the second quarter of 2013, our effective tax rate was 36.1% compared to 34.2% for the second quarter of 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2013

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2013 with the first six months of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$580.4	$28.9	$551.5	3,895.9	(35.6)	3,931.5
Small Commercial/Industrial	510.1	15.2	494.9	4,318.5	(2.5)	4,321.0
Large Commercial/Industrial	366.2	(2.1)	368.3	4,559.3	(294.3)	4,853.6
Other - Retail	11.5	0.3	11.2	75.0	(1.6)	76.6
Total Retail	1,468.2	42.3	1,425.9	12,848.7	(334.0)	13,182.7
Wholesale - Other	76.7	4.4	72.3	1,038.9	337.5	701.4
Resale - Utilities	46.1	20.7	25.4	1,450.7	654.9	795.8
Other Operating Revenues	14.5	(11.8)	26.3	—	—	—
Total	$1,605.5	$55.6	$1,549.9	15,338.3	658.4	14,679.9

Weather -- Degree Days (a)
Heating (4,192 Normal)				4,500	1,125	3,375
Cooling (171 Normal)				138	(168)	306

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $55.6 million, or 3.6%, when compared to the first six months of 2012. The most significant factors that caused a change in revenues were:

•	Net retail pricing increases of $68.1 million ($98.1 million less $30.0 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case.

•	A $20.7 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•	A $11.8 million decrease in other operating revenues, primarily driven by the amortization of $13.8 million in 2012 related to the settlement with the DOE.

•	Unfavorable weather as compared to the prior year that decreased electric revenues by an estimated $6.5 million.

Residential sales decreased by 0.9%, primarily because of weather. Sales to large commercial/industrial customers decreased by 6.1%, primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 3.8%. Wholesale - Other sales increased

June 2013	24	Wisconsin Electric Power Company

Form 10-Q

by 48.1% primarily due to increased off-peak energy sales which generate lower incremental revenue because the majority of our wholesale revenue is tied to demand.

See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan for a discussion of the impact of industry restructuring in Michigan on our electric sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $34.6 million, or 6.7%, when compared to the first six months of 2012. This increase was primarily caused by a 4.5% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2013 with the first six months of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $38.7 million, or 17.8%, and cost of gas sold increased by $27.6 million, or 20.9%, due to the cooler weather and an increase in the commodity cost of natural gas.

	Six Months Ended June 30
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$256.6	$38.7	$217.9
Cost of Gas Sold	159.7	(27.6)	132.1
Gross Margin	$96.9	$11.1	$85.8

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2013 with the first six months of 2012:

	Six Months Ended June 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$65.5	$7.5	$58.0	227.8	56.8	171.0
Commercial/Industrial	21.8	3.4	18.4	126.2	31.7	94.5
Interruptible	0.3	—	0.3	3.3	0.7	2.6
Total Retail	87.6	10.9	76.7	357.3	89.2	268.1
Transported Gas	8.4	0.1	8.3	163.3	(11.1)	174.4
Other	0.9	0.1	0.8	—	—	—
Total	$96.9	$11.1	$85.8	520.6	78.1	442.5

Weather -- Degree Days (a)
Heating (4,192 Normal)				4,500	1,125	3,375

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $11.1 million, or approximately 12.9%, when compared to the first six months of 2012. This increase primarily relates to an increase in sales volumes as a result of cooler weather during the first six months of 2013 that increased heating loads. We estimate that weather increased gas margins by approximately $15.6 million. As measured by heating degree days, the first six months of 2013 were 33.3% cooler than the same period in 2012 and 7.3% cooler than normal. Gas margins were reduced by approximately $5.3 million because of

June 2013	25	Wisconsin Electric Power Company

Form 10-Q

lower gas rates that became effective January 1, 2013. For information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $31.1 million, or approximately 4.8%, when compared to the first six months of 2012. This increase was primarily driven by the reinstatement of $74.0 million of regulatory amortizations, offset in part by continued cost control efforts across the utility.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $12.9 million, or approximately 10.3%, when compared to the first six months of 2012, primarily because of an overall increase in utility plant in service. The emission control equipment for units 5 and 6 of the Oak Creek AQCS project went into service in March 2012, and for units 7 and 8 in September 2012.

Section 1603 Renewable Energy Treasury Grant

For a discussion of the impact of the Section 1603 renewable energy treasury grant on our results of operations, see Results of Operations -- Three Months Ended June 30, 2013 -- Section 1603 Renewable Energy Treasury Grant.

Other Income, net

	Six Months Ended June 30
Other Income, net	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$8.7	$(13.9)	$22.6
Other	0.8	(0.5)	1.3
Other Income, net	$9.5	$(14.4)	$23.9

Other income, net decreased by $14.4 million, or approximately 60.3%, when compared to the first six months of 2012. The decrease in AFUDC - Equity is primarily related to the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

Interest Expense, net

	Six Months Ended June 30
Interest Expense	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$65.9	$(3.3)	$62.6
Less: Capitalized Interest	3.7	(5.7)	9.4
Interest Expense, net	$62.2	$(9.0)	$53.2

Our gross interest costs increased by $3.3 million, or approximately 5.3%, when compared to the first six months of 2012 primarily because we issued $250 million of long-term debt in December 2012. Our capitalized interest decreased by $5.7 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $9.0 million, or 16.9%, as compared to the first six months of 2012.

Income Tax Expense

For the first six months of 2013, our effective tax rate was 35.2% compared to 34.3% for the first six months of 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and

June 2013	26	Wisconsin Electric Power Company

Form 10-Q

AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K. We expect our 2013 annual effective tax rate to be between 36% and 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the six months ended June 30:

	2013	2012
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$422.7	$382.9
Investing Activities	$(259.4)	$(262.7)
Financing Activities	$(177.6)	$(120.9)

Operating Activities

Cash provided by operating activities increased by $39.8 million during the first six months of 2013 as compared to the same period in 2012. The increase is primarily because of higher depreciation expense and higher amortization expense. Included in the higher amortization expense is a $64.2 million increase in the amortization of regulatory items. Partially offsetting this increase is a $28.2 million decrease in deferred income taxes and investment tax credits, net during the first six months of 2013 as compared to the same period in 2012.

Investing Activities

Cash used in investing activities decreased by $3.3 million during the first six months of 2013 as compared to the same period in 2012. Our capital expenditures decreased by $23.8 million during the first six months of 2013 as compared to the same period in 2012, primarily because of the completion of the Oak Creek AQCS project during the third quarter of 2012. Our change in restricted cash decreased by $24.9 million which is related to the 2012 release of restricted cash through bill credits and reimbursements of costs associated with the DOE settlement.

Financing Activities

Cash used in financing activities increased by $56.7 million during the first six months of 2013 as compared to the same period in 2012. During the first six months of 2013, we retired $300.0 million of long-term debt and issued $250 million of long-term debt. The net proceeds of the debt issuance were used to repay short-term debt and for other corporate purposes. In addition, we paid $80.2 million more dividends to Wisconsin Energy during the first six months of 2013 as compared to the same period in 2012 which includes a special $50 million dividend to balance our capital structure. These factors were partially offset by an increase in total short-term debt of $33.7 million during the first six months of 2013 compared to a decrease of $30.5 million of short-term debt during the same period in 2012.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of June 30, 2013, our current liabilities exceeded our current assets by approximately $20.0 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

June 2013	27	Wisconsin Electric Power Company

Form 10-Q

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

As of June 30, 2013, we had approximately $493.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $139.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first six months of 2013, our maximum commercial paper outstanding was $354.5 million with a weighted-average interest rate of 0.22%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of June 30, 2013:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$6.1	$493.9	December 2017

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of June 30, 2013, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

In June 2013, S&P affirmed our ratings and revised our ratings outlook from positive to stable.

In June 2013, Fitch affirmed our ratings and stable ratings outlook.

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

June 2013	28	Wisconsin Electric Power Company

Form 10-Q

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

Off-Balance Sheet Arrangements:   We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit which support construction projects, commodity contracts and other payment obligations. We continue to believe that these agreements do not have, and are not reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors. For further information, see Note 9 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $27.5 billion as of June 30, 2013 compared with $27.9 billion as of December 31, 2012.

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

We Power assigned its warranty rights to us upon turnover of each of the Oak Creek expansion units. The warranty claim for costs incurred to repair steam turbine corrosion damage identified on both units was scheduled to go to arbitration in October 2013, but we entered into a settlement agreement with Bechtel Power Corporation (Bechtel) on June 21, 2013 resolving the claim, as well as several other warranty claims. This settlement did not have a material impact to our financial statements. We, along with Bechtel, continue to work through two remaining items.

Pursuant to the terms of this settlement agreement, Bechtel achieved final acceptance of both Oak Creek expansion units. In turn, We Power paid $5.0 million to Bechtel, which represents the amount agreed to as part of the December 2009 settlement and release agreement for achieving final acceptance.

See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2012 Annual Report on Form 10-K for additional information on PTF.

June 2013	29	Wisconsin Electric Power Company

Form 10-Q

RATES AND REGULATORY MATTERS

2013 Wisconsin Rate Case:   On March 23, 2012, we initiated rate proceedings with the PSCW. On December 20, 2012, the PSCW approved the following rate adjustments:

•
A net bill increase related to non-fuel costs for our Wisconsin retail electric customers of approximately $70 million (2.6%) for 2013. This amount reflects an offset of approximately $63 million (2.3%) related to the proceeds of the Section 1603 renewable energy cash grant we expect to receive upon completion of our biomass facility currently under construction. Absent this offset, the retail electric rate increase for non-fuel costs is approximately $133 million (4.8%) for 2013.

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

2012 Fuel Recovery Request:   In August 2011, we filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase were projected higher coal, coal transportation and purchased power costs. In January 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer bills. In March of this year, we filed our annual fuel reconciliation for the 2012 fuel recovery request. The reconciliation was approved by the PSCW and we received the written order on July 31. There is a 30 day appeal period after the order is issued.

Renewable Energy Portfolio:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced in June 2011. We currently expect to invest approximately $265 million, excluding AFUDC, in the plant. We are targeting completion of the facility by the end of 2013.

Oak Creek Air Quality Control System:   In July 2008, we received approval from the PSCW to construct wet flue gas desulfurization and selective catalytic reduction facilities at Oak Creek Power Plant units 5-8. Construction of these emission controls began in late July 2008. In March 2012, the wet flue gas desulfurization and selective catalytic reduction equipment for units 5 and 6 was placed into commercial operation. In September 2012, the equipment for units 7 and 8 was placed into commercial operation. The final cost of completing this project was approximately $740 million ($900 million including AFUDC). The cost of constructing these facilities has been included in our previous estimates of the costs to implement the Consent Decree we entered into with the United States Environmental Protection Agency (EPA) in 2003.

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

June 2013	30	Wisconsin Electric Power Company

Form 10-Q

(ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2013 through May 31, 2014. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

Restructuring in Michigan:  Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits the customer choice to 10% of our Michigan retail load and excludes the iron ore mines from this cap. We continue to provide distribution and customer service functions regardless of the customer's power supplier.

In late July, the mines requested to switch to an alternative electric supplier effective September 1, 2013. Currently, the mines are served on an interruptible rate. In addition, other smaller retail customers have notified us that they intend to switch to an alternative electric supplier. Electric sales to these customers, including the mines, totaled 2,173.6 GWh for the year ended December 31, 2012. We do not expect the loss of the mines or the other customers to have a material impact on our consolidated results of operations in 2013. We are evaluating our options to mitigate the loss of this load for 2014 and beyond.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard: In June 2010, the EPA issued a new 1 hour Sulfur Dioxide (SO2) National Ambient Air Quality Standard that became effective in August 2010. This standard represented a significant change from the previous SO2 standard. The implementation guidance for the new standard, among other things, required attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data. The EPA has since advised that, based on stakeholder input, it is revisiting this implementation guidance. The EPA has issued two technical assistance documents for comment in 2013 and expects to issue a rule in 2014 that will establish requirements for characterizing SO2 air quality in priority areas.

Various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

If the new standard remains in place, we believe that we would not need to make significant capital expenditures at the majority of our generation units because of prior investments in pollution control equipment and technology. However, we believe that the new standard will require us to retrofit Presque Isle Power Plant (PIPP) in the Upper Peninsula of Michigan with additional environmental controls. In November 2012, we entered into a joint ownership agreement with Wolverine Power Supply Cooperative, Inc. (Wolverine) whereby Wolverine will pay for the installation of air quality control systems at PIPP and will receive a minority ownership interest in the plant in return. We began submitting applications for regulatory approvals in February 2013, and received FERC and MPSC approval in April 2013. We received approval from the PSCW in May 2013. We expect to receive an air construction permit from the Michigan Department of Environmental Quality (MDEQ) in the 4th quarter of 2013, and to make a filing under the Hart-Scott-Rodino Antitrust Improvements Act later this year. We expect to begin construction in the first half of 2014.

The new standard may also require us to make modifications at some of our smaller generation units.

Mercury and Other Hazardous Air Pollutants: In December 2011, the EPA issued the final Mercury and Air Toxics Standard (MATS) rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. We currently anticipate that only the PIPP will require modifications, which we expect will be funded by Wolverine under the joint ownership agreement with Wolverine. In April 2013, we received a one year MATS compliance extension through April 16, 2016 from the MDEQ.

Cross-State Air Pollution Rule:   In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOX) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation plan. Even with technical revisions to the rule by the EPA, PIPP may not have been allocated sufficient allowances to meet its obligations to operate and

June 2013	31	Wisconsin Electric Power Company

Form 10-Q

provide stability to the transmission system in the Upper Peninsula of Michigan. This situation could then put the plant at risk for certain penalties under the rule.

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA petitioned the United States Supreme Court, who agreed to hear the case.

Climate Change:   Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The President and his administration recently reaffirmed that regulation of greenhouse gas emissions continues to be a top priority. In June 2013, the President issued a presidential memorandum instructing the EPA to, among other things, issue rules pertaining to greenhouse gas emissions from both new and existing power plants.

The EPA continues to pursue regulation of greenhouse gas emissions using its existing authority under the Clean Air Act. In March 2012, the EPA proposed new source performance standards pertaining to greenhouse gas emissions from certain new power plants, including coal-fired plants, based on the performance of combined cycle natural gas-fueled generating plants. Pursuant to the presidential memorandum, the EPA now expects to re-propose this rule in September 2013.

The presidential memorandum requests the EPA to issue proposed rules to address performance standards for existing generating units no later than June 1, 2014, with final rules to follow no later than June 1, 2015. The President also directed states to submit implementation plans for existing units by June 30, 2016. Any such regulations may impact how we operate our existing facilities. Depending on the extent of rate recovery and other factors, these anticipated future rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in our 2012 Annual Report on Form 10-K.

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

June 2013	32	Wisconsin Electric Power Company

Form 10-Q

modify the Oak Creek expansion units for potential future use of sub-bituminous coal. In May 2013, we began testing various combinations of sub-bituminous coal and bituminous coal to identify any equipment limitations that should be considered prior to filing with the PSCW for a Certificate of Authority to make any fuel flexibility modifications. In February 2013, the Sierra Club and the Midwest Environmental Defense Center filed a petition for a contested case hearing with the WDNR to challenge the issuance of the air construction permit. The WDNR has granted that petition, but a hearing has not yet been scheduled.

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generating Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued us a Notice of Violation (NOV) on January 7, 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOx emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) until a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect that Units 1 and 4 will remain out of service until at least 2014. In addition, we may be subject to fines and penalties. In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administrative order. The WDNR has granted that petition, but a hearing has not yet been scheduled. In addition, in May 2013, the WDNR referred the matter to the Wisconsin Department of Justice (DOJ) for alleged violations of air management statutes and rules.

We evaluated the impact that this outage may have on network reliability, and concluded that we will not need to find alternative sources of generation in the short-term to replace the generation from these units during the temporary outage.

PSGS Units 2 and 3 remain available for operation because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2012. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2012 Annual Report on Form 10-K, as well as Note 5 -- Fair Value Measurements and Note 6 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

June 2013	33	Wisconsin Electric Power Company

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

Bluff Collapse:   On October 31, 2011, a portion of the bluff at our Oak Creek Power Plant collapsed. The affected area, located south of the new AQCS, was a former ravine that had been filled with coal ash prior to the advent of landfill regulations. Following the receipt of permits and approvals from the WDNR, bluff reconstruction and stabilization were completed in November 2012. We received final spill closure related to our rework of the storm water management infrastructure from the WDNR in December 2012, following submission of environmental studies and reports. In addition, the EPA issued its final incident situation report in November 2012. The final construction documentation report was submitted to the WDNR in December 2012.

A June 2012 letter from the WDNR alleged non-compliance with certain environmental regulations. In July 2012, the WDNR referred the matter to the DOJ. On July 8, 2013, the Racine County Circuit Court approved a stipulation and settlement agreement in State of Wisconsin v. Wisconsin Electric Power Company (Racine County Case Number 2013CX000002). As part of the settlement agreement, we agreed to pay a total of $100,000 to reimburse the state of Wisconsin for its costs in responding to the collapse and for its attorneys' fees, as well as for assessments and penalties. This settlement agreement fully resolves this matter.

In addition, in November 2011, the Sierra Club provided a Notice of Intent to file a citizens suit under the CAA and Resource Conservation and Recovery Act for alleged violations related to this incident. We have responded that we do not believe there is any basis for a citizen suit. To date, the Sierra Club has not filed suit.

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

On April 22, 2013, a complaint and consent decree were simultaneously lodged with the court in United States v. Wisconsin Power and Light Company, Madison Gas and Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, Case No. 13-cv-00266. The consent decree, was entered by the court on June 17, 2013, and resolves all allegations in the NOV related to Edgewater 5 and the other coal fired power plants owned and operated by WPL, as well as the air permitting and opacity violations alleged by Sierra Club. Our share of the financial obligation associated with this consent decree is immaterial.

June 2013	34	Wisconsin Electric Power Company

Form 10-Q

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

4.1
Securities Resolution No. 13 of Wisconsin Electric, dated as of June 10, 2013, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric and U.S. Bank National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric's 06/13/13 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2013	35	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 1, 2013	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2013	36	Wisconsin Electric Power Company