Form 10-Q
period 2013-09-30
WISCONSIN ELECTRIC POWER CO
filed 2013-11-01
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2013):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2013

September 2013	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
DOE	United States Department of Energy
DOJ	Wisconsin Department of Justice
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
NOX	Nitrogen Oxide
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
OTC	Over-the-Counter
PTF	Power the Future
RTO	Regional Transmission Organization

September 2013	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

SSR	System Support Resource
Wolverine	Wolverine Power Supply Cooperative, Inc.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
GWh	Gigawatt-hour(s) (One GWh equals one thousand MWh)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

September 2013	4	Wisconsin Electric Power Company

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

•
Timing, resolution and impact of current and future rate cases and negotiations, including recovery of costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midcontinent Independent System Operator, Inc. (MISO) Energy Markets, as well as any costs incurred as a result of customers moving to an alternative electric supplier.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•	Our ability to mitigate the impact of Michigan customers switching to an alternative electric supplier.

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

September 2013	5	Wisconsin Electric Power Company

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 as updated in Item 1A. Risk Factors in Part II of this report.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

September 2013	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,126,200 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 469,600 gas customers in Wisconsin and approximately 450 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Bostco is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2013, Bostco had $29.3 million of assets.

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

September 2013	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of Dollars)

Operating Revenues	$964.6	$951.9	$2,849.7	$2,739.1

Operating Expenses
Fuel and purchased power	340.4	337.7	890.1	852.8
Cost of gas sold	24.4	22.0	184.1	154.1
Other operation and maintenance	338.0	305.7	1,023.1	959.7
Depreciation and amortization	69.5	65.0	207.4	190.0
Property and revenue taxes	27.7	28.2	83.1	84.6
Total Operating Expenses	800.0	758.6	2,387.8	2,241.2

Operating Income	164.6	193.3	461.9	497.9

Equity in Earnings of Transmission Affiliate	15.1	15.0	44.9	43.0
Other Income, net	4.6	8.8	14.1	32.7
Interest Expense, net	29.3	27.5	91.5	80.7

Income Before Income Taxes	155.0	189.6	429.4	492.9

Income Tax Expense	55.8	67.1	152.4	171.2

Net Income	99.2	122.5	277.0	321.7

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available for Common Stockholder	$98.9	$122.2	$276.1	$320.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2013	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	September 30, 2013	December 31, 2012
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$9,764.1	$9,568.9
Accumulated depreciation	(3,223.7)	(3,117.0)
	6,540.4	6,451.9
Construction work in progress	379.5	289.1
Leased facilities, net	2,303.9	2,340.2
Net Property, Plant and Equipment	9,223.8	9,081.2
Investments
Equity investment in transmission affiliate	348.8	332.6
Other	0.2	0.3
Total Investments	349.0	332.9
Current Assets
Cash and cash equivalents	17.1	34.1
Accounts receivable, net	261.1	226.3
Accounts receivable from related parties	14.3	6.1
Accrued revenues	149.8	213.8
Materials, supplies and inventories	299.0	312.2
Current deferred tax asset, net	81.3	4.1
Prepayments and other	140.4	197.4
Total Current Assets	963.0	994.0
Deferred Charges and Other Assets
Regulatory assets	1,472.0	1,452.2
Other	147.0	162.3
Total Deferred Charges and Other Assets	1,619.0	1,614.5
Total Assets	$12,154.8	$12,022.6
Capitalization and Liabilities
Capitalization
Common equity	$3,426.9	$3,366.4
Preferred stock	30.4	30.4
Long-term debt	2,166.8	2,216.7
Capital lease obligations	2,719.5	2,703.1
Total Capitalization	8,343.6	8,316.6
Current Liabilities
Long-term debt and capital lease obligations due currently	373.7	357.0
Short-term debt	26.5	105.5
Subsidiary note payable to Wisconsin Energy	22.8	23.4
Accounts payable	254.4	306.8
Accounts payable to related parties	84.2	93.4
Accrued payroll and benefits	83.3	75.4
Other	130.3	110.2
Total Current Liabilities	975.2	1,071.7
Deferred Credits and Other Liabilities
Regulatory liabilities	585.0	600.3
Deferred income taxes - long-term	1,750.2	1,533.6
Pension and other benefit obligations	284.2	189.2
Other	216.6	311.2
Total Deferred Credits and Other Liabilities	2,836.0	2,634.3
Total Capitalization and Liabilities	$12,154.8	$12,022.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2013	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2013	2012
	(Millions of Dollars)
Operating Activities
Net income	$277.0	$321.7
Reconciliation to cash
Depreciation and amortization	214.1	196.7
Deferred income taxes and investment tax credits, net	145.5	211.3
Contributions to qualified benefit plans	—	(92.9)
Change in - Accounts receivable and accrued revenues	17.0	58.5
Inventories	13.2	33.8
Other current assets	36.9	42.0
Accounts payable	(49.3)	(47.8)
Accrued income taxes, net	24.4	28.8
Other current liabilities	17.1	(4.8)
Other, net	43.4	(102.9)
Cash Provided by Operating Activities	739.3	644.4

Investing Activities
Capital expenditures	(363.6)	(385.5)
Investment in transmission affiliate	(6.9)	(11.5)
Change in restricted cash	2.7	36.0
Other, net	(37.8)	(43.0)
Cash Used in Investing Activities	(405.6)	(404.0)

Financing Activities
Dividends paid on common stock	(230.0)	(134.7)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	250.0	—
Retirement of long-term debt	(300.0)	—
Change in total short-term debt	(79.6)	(105.4)
Other, net	9.8	—
Cash Used in Financing Activities	(350.7)	(241.0)

Change in Cash and Cash Equivalents	(17.0)	(0.6)

Cash and Cash Equivalents at Beginning of Period	34.1	12.7

Cash and Cash Equivalents at End of Period	$17.1	$12.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2013	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8, Financial Statements and Supplementary Data, in our 2012 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year 2013 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2011-11, Disclosures about Offsetting Assets and Liabilities. The guidance requires enhanced disclosures about derivatives. Both gross and net information related to eligible transactions is required under the guidance. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We adopted this guidance on January 1, 2013, and applied it retrospectively. The adoption and retrospective application of this guidance did not have any material impact on our financial statements. See Note 6 -- Derivative Instruments for the enhanced disclosures.

3 -- COMMON EQUITY

Stock Option Activity:   The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors (Compensation Committee):

	2013	2012

Non-qualified stock options granted year to date	1,365,970	903,865
Estimated fair value per non-qualified stock option	$3.45	$3.34
Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% - 1.9%	0.1% - 2.0%
Dividend yield	3.7%	3.9%
Expected volatility	18.0%	19.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.9	5.9

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

September 2013	11	Wisconsin Electric Power Company

Form 10-Q

The following is a summary of Wisconsin Energy stock option activity by our employees during the three and nine months ended September 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of July 1, 2013	8,056,421	$26.62
Granted	—	$—
Exercised	(78,806)	$21.41
Forfeited	(4,680)	$35.36
Outstanding as of September 30, 2013	7,972,935	$26.66

Outstanding as of January 1, 2013	8,416,876	$23.96
Granted	1,365,970	$37.46
Exercised	(1,799,881)	$22.19
Forfeited	(10,030)	$35.37
Outstanding as of September 30, 2013	7,972,935	$26.66	5.5	$109.4

Exercisable as of September 30, 2013	5,683,535	$23.03	4.2	$98.6

The intrinsic value of Wisconsin Energy options exercised by our employees was $1.7 million and $34.9 million for the three and nine months ended September 30, 2013 and $7.8 million and $38.7 million for the same periods in 2012, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $39.9 million and $42.0 million for the nine months ended September 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $14.0 million and zero, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$16.72 to $21.11	2,246,130	$20.27	3.9	2,246,130	$20.27	3.9
$23.88 to $29.35	3,539,460	$24.65	4.5	3,246,200	$24.23	4.2
$34.87 to $37.46	2,187,345	$36.48	8.9	191,205	$35.14	8.4
	7,972,935	$26.66	5.5	5,683,535	$23.03	4.2

September 2013	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and nine months ended September 30, 2013:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of July 1, 2013	2,294,780	$3.38
Granted	—	$—
Vested	(700)	$3.17
Forfeited	(4,680)	$3.37
Non-vested as of September 30, 2013	2,289,400	$3.38

Non-vested as of January 1, 2013	1,637,570	$3.31
Granted	1,365,970	$3.45
Vested	(704,110)	$3.33
Forfeited	(10,030)	$3.37
Non-vested as of September 30, 2013	2,289,400	$3.38

As of September 30, 2013, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $2.9 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity related to our employees occurred during the three and nine months ended September 30, 2013:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2013	98,457
Granted	—	$—
Released	—	$—
Forfeited	(231)	$34.48
Outstanding as of September 30, 2013	98,226

Outstanding as of January 1, 2013	126,392
Granted	53,055	$37.71
Released	(67,722)	$26.77
Forfeited	(13,499)	$33.30
Outstanding as of September 30, 2013	98,226

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was zero and $2.8 million for the three and nine months ended September 30, 2013, and zero and $1.9 million for the same periods in 2012, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $1.1 million for the three and nine months ended September 30, 2013, and zero for the same periods in 2012, respectively.

As of September 30, 2013, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.4 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

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

September 2013	13	Wisconsin Electric Power Company

Form 10-Q

respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $6.2 million and $9.6 million, respectively. As of September 30, 2013, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $11.4 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

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

September 2013	14	Wisconsin Electric Power Company

Form 10-Q

significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the instrument.

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$—	$—	$—	$—
Derivatives	1.2	3.7	5.6	10.5
Total	$1.2	$3.7	$5.6	$10.5

Liabilities:
Derivatives	$1.1	$0.1	$—	$1.2
Total	$1.1	$0.1	$—	$1.2

Recurring Fair Value Measures	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$2.7	$—	$—	$2.7
Derivatives	1.2	11.5	4.7	17.4
Total	$3.9	$11.5	$4.7	$20.1

Liabilities:
Derivatives	$1.1	$—	$—	$1.1
Total	$1.1	$—	$—	$1.1

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

September 2013	15	Wisconsin Electric Power Company

Form 10-Q

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Millions of Dollars)

Beginning Balance	$9.2	$9.9	$4.7	$5.7
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	10.6	10.9
Issuances	—	—	—	—
Settlements	(3.6)	(2.6)	(9.7)	(9.3)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30	$5.6	$7.3	$5.6	$7.3

Change in unrealized gains (losses) relating to instruments still held as of September 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2013		December 31, 2012
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$26.3	$30.4	$26.0
Long-term debt, including current portion	$2,487.0	$2,652.0	$2,537.0	$2,900.8

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of September 30, 2013, we recognized $2.5 million in regulatory assets and $9.8 million in regulatory liabilities related to derivatives in comparison to $3.7 million in regulatory assets and $16.7 million in regulatory liabilities as of December 31, 2012.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.7 million is recorded in other deferred charges and other assets as of September 30, 2013, and the long-term

September 2013	16	Wisconsin Electric Power Company

Form 10-Q

portion of our derivative liabilities of $0.2 million is recorded in other deferred credits and other liabilities as of September 30, 2013. Our Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012 include:

	September 30, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$1.2	$1.2	$1.2	$1.1
Fuel Oil	0.3	—	0.4	—
FTRs	5.6	—	4.7	—
Coal	3.4	—	11.1	—
Total	$10.5	$1.2	$17.4	$1.1

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	3.6 million Dth	$(0.5)	9.4 million Dth	$(2.5)
Fuel Oil	2.5 million gallons	(0.1)	1.7 million gallons	0.1
FTRs	6,322 MW	5.4	5,927 MW	2.9
Total		$4.8		$0.5

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	18.2 million Dth	$(2.6)	27.4 million Dth	$(16.9)
Fuel Oil	6.2 million gallons	0.1	5.5 million gallons	1.5
FTRs	17,410 MW	11.0	16,581 MW	5.1
Total		$8.5		$(10.3)

As of September 30, 2013 and December 31, 2012, we posted collateral of $1.9 million and $2.1 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of September 30, 2013 and December 31, 2012.

September 2013	17	Wisconsin Electric Power Company

Form 10-Q

	September 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$10.5	$1.2	$17.4	$1.1
Gross Amount Not Offset on Balance Sheet (a)	(0.3)	(1.0)	(0.4)	(1.1)
Net Amount	$10.2	$0.2	$17.0	$—

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $0.8 million and $0.6 million as of September 30, 2013 and December 31, 2012, respectively.

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30 were as follows:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.5	$4.9	$10.4	$14.8
Interest cost	13.1	14.2	39.3	42.6
Expected return on plan assets	(19.3)	(17.9)	(57.9)	(53.8)
Amortization of:
Prior service cost	0.5	0.5	1.6	1.6
Actuarial loss	10.4	7.6	31.3	22.6
Net Periodic Benefit Cost	$8.2	$9.3	$24.7	$27.8

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2013	2012	2013	2012
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.4	$2.5	$7.1	$7.4
Interest cost	3.2	4.2	9.5	12.6
Expected return on plan assets	(3.7)	(3.3)	(10.9)	(9.8)
Amortization of:
Transition obligation	—	—	—	0.2
Prior service (credit)	(0.5)	(0.5)	(1.4)	(1.4)
Actuarial loss	0.4	1.3	1.1	3.7
Net Periodic Benefit Cost	$1.8	$4.2	$5.4	$12.7

During the first nine months of 2013 and 2012, we contributed zero and $92.9 million, respectively, to our qualified benefit plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

September 2013	18	Wisconsin Electric Power Company

Form 10-Q

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $2.4 million as of September 30, 2013 and December 31, 2012.

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2013 and 2012 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

September 30, 2013
Operating Revenues (a)	$911.0	$48.0	$5.6	$964.6
Operating Income (Loss)	$168.6	$(1.7)	$(2.3)	$164.6

September 30, 2012
Operating Revenues (a)	$901.2	$45.4	$5.3	$951.9
Operating Income (Loss)	$193.9	$1.9	$(2.5)	$193.3

Nine Months Ended

September 30, 2013
Operating Revenues (a)	$2,516.5	$304.6	$28.6	$2,849.7
Operating Income	$415.4	$44.6	$1.9	$461.9

September 30, 2012
Operating Revenues (a)	$2,451.1	$263.3	$24.7	$2,739.1
Operating Income (Loss)	$470.1	$30.2	$(2.4)	$497.9

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

September 2013	19	Wisconsin Electric Power Company

Form 10-Q

We have approximately $226.0 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the nine months ended September 30, 2013 and 2012 were $37.8 million and $44.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contracts.

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $18 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2013, we have established reserves of $7.2 million related to future remediation costs.

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

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2013, we paid $66.6 million in interest, net of amounts capitalized, and received $35.0 million in net refunds from income taxes. During the nine months ended September 30, 2012, we paid $54.1 million in interest, net of amounts capitalized, and paid $14.7 million in income taxes, net of refunds.

As of September 30, 2013 and 2012, the amount of accounts payable related to capital expenditures was $3.3 million and $25.3 million, respectively.

During the nine months ended September 30, 2013 and 2012, our equity in earnings from ATC was $44.9 million and $43.0 million, respectively. During the nine months ended September 30, 2013 and 2012, distributions received from ATC were $35.5 million and $34.3 million, respectively.

September 2013	20	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2013

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2013 with the third quarter of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$332.7	$(7.5)	$340.2	2,207.7	(214.8)	2,422.5
Small Commercial/Industrial	287.9	3.7	284.2	2,381.6	(74.7)	2,456.3
Large Commercial/Industrial	200.2	(0.5)	200.7	2,326.3	(159.8)	2,486.1
Other - Retail	5.5	0.1	5.4	34.6	—	34.6
Total Retail	826.3	(4.2)	830.5	6,950.2	(449.3)	7,399.5
Wholesale - Other	32.6	(7.4)	40.0	405.8	(5.9)	411.7
Resale - Utilities	45.4	27.6	17.8	1,430.2	833.9	596.3
Other Operating Revenues	6.7	(6.2)	12.9	—	—	—
Total	$911.0	$9.8	$901.2	8,786.2	378.7	8,407.5

Weather -- Degree Days (a)
Heating (124 Normal)				130	(8)	138
Cooling (549 Normal)				540	(195)	735

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $9.8 million, or 1.1%, when compared to the third quarter of 2012. The most significant factors that caused a change in revenues were:

•
Wisconsin net retail pricing increases of $31.8 million ($48.7 million less $16.9 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case. For information on the Section 1603 bill credits and the rate order in the 2013 rate case, see Results of Operations -- Three Months Ended September 30, 2013 -- Section 1603 Renewable Energy Treasury Grant and Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters, respectively.

•	A return to more normal weather in the third quarter of 2013 as compared to the same period in 2012 that decreased electric revenues by an estimated $31.9 million.

•	A $27.6 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•	A $7.4 million decrease in wholesale revenues in the third quarter of 2013 primarily due to reduced demand revenue as compared to the same period in 2012.

•
A $6.2 million decrease in other operating revenues, primarily driven by the amortization of $8.0 million in 2012 related to the settlement with the DOE. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- 2012 Fuel Recovery Request.

As measured by cooling degree days, the third quarter of 2013 was 26.5% cooler than the same period in 2012 and 1.6% cooler than normal. We believe the cooler weather was the primary reason for the 8.9% decrease in residential sales. Sales to large commercial/industrial customers decreased by 6.4%, primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 3.5%.

September 2013	21	Wisconsin Electric Power Company

Form 10-Q

The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $2.7 million, or 0.8%, when compared to the third quarter of 2012. This increase was primarily caused by a 4.5% increase in total MWh sales, partially offset by lower costs as compared to the third quarter of 2012.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2013 with the third quarter of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $2.6 million, or 5.7%, and cost of gas sold increased by $2.4 million, or 10.9%, due to an increase in the commodity cost of natural gas.

	Three Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$48.0	$2.6	$45.4
Cost of Gas Sold	24.4	(2.4)	22.0
Gross Margin	$23.6	$0.2	$23.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2013 with the third quarter of 2012:

	Three Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$16.0	$0.5	$15.5	20.5	0.7	19.8
Commercial/Industrial	3.8	(0.1)	3.9	14.0	0.4	13.6
Interruptible	0.1	0.1	—	0.5	(0.3)	0.8
Total Retail	19.9	0.5	19.4	35.0	0.8	34.2
Transported Gas	3.5	(0.3)	3.8	70.1	(17.1)	87.2
Other	0.2	—	0.2	—	—	—
Total	$23.6	$0.2	$23.4	105.1	(16.3)	121.4

Weather -- Degree Days (a)
Heating (124 Normal)				130	(8)	138

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin increased by $0.2 million, or approximately 0.9%, when compared to the third quarter of 2012.

September 2013	22	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $32.3 million, or approximately 10.6%, when compared to the third quarter of 2012. This increase was primarily driven by the reinstatement of $37.0 million of regulatory amortizations, offset in part by continued cost control efforts.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $4.5 million, or approximately 6.9%, when compared to the third quarter of 2012, primarily because of an overall increase in utility plant in service. The emission control equipment for units 7 and 8 of the Oak Creek Air Quality Control System (AQCS) project went into service in September 2012. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System.

Section 1603 Renewable Energy Treasury Grant

We expect to receive a treasury grant of approximately $72 million related to the construction of our biomass facility in Rothschild, Wisconsin. The PSCW took this grant into consideration when it set rates for our electric customers for the two years ending December 31, 2014. These rates became effective on January 1, 2013 and are reflected in the form of bill credits that reduce our revenues. We expect to recognize the treasury grant as income in the fourth quarter of 2013 when the plant is expected to be placed into service. At that time, we will also defer as a regulatory liability, the portion of the grant income that will be used to reduce rates in 2014. For the first three quarters of 2013, we experienced a mismatch between bill credits (lower revenues) and grant income. However, when the plant is placed into service in the fourth quarter, we will make an entry to record grant income to match the bill credits that have been provided to customers during 2013.
In addition, the PSCW approved escrow accounting treatment for the treasury grant. As a result, we expect to true-up any difference between the actual grant proceeds we receive and the estimated grant proceeds the PSCW used to set electric retail rates for 2013 and 2014.

Other Income, net

	Three Months Ended September 30
Other Income, net	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$5.0	$(3.8)	$8.8
Other	(0.4)	(0.4)	—
Other Income, net	$4.6	$(4.2)	$8.8

Other income, net decreased by $4.2 million, or approximately 47.7%, when compared to the third quarter of 2012. The decrease in AFUDC - Equity is primarily related to units 7 and 8 of the Oak Creek AQCS project going into service in September 2012.

Interest Expense, net

	Three Months Ended September 30
Interest Expense	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$31.3	$(0.1)	$31.2
Less: Capitalized Interest	2.0	(1.7)	3.7
Interest Expense, net	$29.3	$(1.8)	$27.5

September 2013	23	Wisconsin Electric Power Company

Form 10-Q

Our gross interest costs increased by $0.1 million, or approximately 0.3%, when compared to the third quarter of 2012. Our capitalized interest decreased by $1.7 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $1.8 million, or 6.5%, as compared to the third quarter of 2012.

Income Tax Expense

For the third quarter of 2013, our effective tax rate was 36.0% compared to 35.4% for the third quarter of 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2013

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2013 with the first nine months of 2012, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30
	Electric Revenues			MWh Sales
Electric Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$913.1	$21.4	$891.7	6,103.6	(250.4)	6,354.0
Small Commercial/Industrial	798.0	18.9	779.1	6,700.1	(77.2)	6,777.3
Large Commercial/Industrial	566.4	(2.6)	569.0	6,885.6	(454.1)	7,339.7
Other - Retail	17.0	0.4	16.6	109.6	(1.6)	111.2
Total Retail	2,294.5	38.1	2,256.4	19,798.9	(783.3)	20,582.2
Wholesale - Other	109.3	(3.0)	112.3	1,444.7	331.6	1,113.1
Resale - Utilities	91.5	48.3	43.2	2,880.9	1,488.8	1,392.1
Other Operating Revenues	21.2	(18.0)	39.2	—	—	—
Total	$2,516.5	$65.4	$2,451.1	24,124.5	1,037.1	23,087.4

Weather -- Degree Days (a)
Heating (4,316 Normal)				4,630	1,117	3,513
Cooling (720 Normal)				678	(363)	1,041

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $65.4 million, or 2.7%, when compared to the first nine months of 2012. The most significant factors that caused a change in revenues were:

•	Wisconsin net retail pricing increases of $87.9 million ($134.8 million less $46.9 million related to Section 1603 bill credits), which is primarily related to our 2013 Wisconsin Rate Case.

•	A $48.3 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•	A return to more normal weather as compared to the prior year that decreased electric revenues by an estimated $38.4 million.

•	A $18.0 million decrease in other operating revenues, primarily driven by the amortization of $21.8 million in 2012 related to the settlement with the DOE.

As measured by cooling degree days, the first nine months of 2013 were 34.9% cooler than the same period in 2012 and 5.8% cooler than normal. Residential sales decreased by 3.9%, primarily because of weather. Sales to large commercial/industrial customers decreased by 6.2%, primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased

September 2013	24	Wisconsin Electric Power Company

Form 10-Q

3.7%. Wholesale - Other sales increased by 29.8% primarily due to increased off-peak energy sales which generate lower incremental revenue because the majority of our wholesale revenue is tied to demand.

The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $37.3 million, or 4.4%, when compared to the first nine months of 2012. This increase was primarily caused by a 4.5% increase in total MWh sales.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2013 with the first nine months of 2012. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $41.3 million, or 15.7%, and cost of gas sold increased by $30.0 million, or 19.5%, due to cooler weather and an increase in the commodity cost of natural gas.

	Nine Months Ended September 30
	2013	B (W)	2012
	(Millions of Dollars)

Gas Operating Revenues	$304.6	$41.3	$263.3
Cost of Gas Sold	184.1	(30.0)	154.1
Gross Margin	$120.5	$11.3	$109.2

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2013 with the first nine months of 2012:

	Nine Months Ended September 30
	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	B (W)	2012	2013	B (W)	2012
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$81.5	$8.0	$73.5	248.3	57.5	190.8
Commercial/Industrial	25.6	3.3	22.3	140.2	32.1	108.1
Interruptible	0.4	0.1	0.3	3.8	0.4	3.4
Total Retail	107.5	11.4	96.1	392.3	90.0	302.3
Transported Gas	11.9	(0.2)	12.1	233.4	(28.2)	261.6
Other	1.1	0.1	1.0	—	—	—
Total	$120.5	$11.3	$109.2	625.7	61.8	563.9

Weather -- Degree Days (a)
Heating (4,316 Normal)				4,630	1,117	3,513

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $11.3 million, or approximately 10.3%, when compared to the first nine months of 2012. This increase primarily relates to an increase in sales volumes as a result of cooler weather during the first nine months of 2013 that increased heating loads. We estimate that weather increased gas margins by approximately $15.5 million. As measured by heating degree days, the first nine months of 2013 were 31.8% cooler than the same period in 2012 and 7.3% cooler than normal. Gas margins were reduced by approximately $5.2

September 2013	25	Wisconsin Electric Power Company

Form 10-Q

million because of lower gas rates that became effective January 1, 2013. For information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $63.4 million, or approximately 6.6%, when compared to the first nine months of 2012. This increase was primarily driven by the reinstatement of $111.0 million of regulatory amortizations, offset in part by continued cost control efforts across the utility.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $17.4 million, or approximately 9.2%, when compared to the first nine months of 2012, primarily because of an overall increase in utility plant in service. The emission control equipment for units 5 and 6 of the Oak Creek AQCS project went into service in March 2012, and for units 7 and 8 in September 2012.

Section 1603 Renewable Energy Treasury Grant

For a discussion of the impact of the Section 1603 renewable energy treasury grant on our results of operations, see Results of Operations -- Three Months Ended September 30, 2013 -- Section 1603 Renewable Energy Treasury Grant.

Other Income, net

	Nine Months Ended September 30
Other Income, net	2013	B (W)	2012
	(Millions of Dollars)

AFUDC - Equity	$13.7	$(17.7)	$31.4
Other	0.4	(0.9)	1.3
Other Income, net	$14.1	$(18.6)	$32.7

Other income, net decreased by $18.6 million, or approximately 56.9%, when compared to the first nine months of 2012. The decrease in AFUDC - Equity is primarily related to the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

Interest Expense, net

	Nine Months Ended September 30
Interest Expense	2013	B (W)	2012
	(Millions of Dollars)

Gross Interest Costs	$97.2	$(3.4)	$93.8
Less: Capitalized Interest	5.7	(7.4)	13.1
Interest Expense, net	$91.5	$(10.8)	$80.7

Our gross interest costs increased by $3.4 million, or approximately 3.6%, when compared to the first nine months of 2012 primarily because we issued $250 million of long-term debt in December 2012. Our capitalized interest decreased by $7.4 million primarily because of lower construction work in progress. As a result, our net interest expense increased by $10.8 million, or 13.4%, as compared to the first nine months of 2012.

Income Tax Expense

For the first nine months of 2013, our effective tax rate was 35.5% compared to 34.7% for the first nine months of 2012. This increase in our effective tax rate was due to reduced domestic production activities deductions and

September 2013	26	Wisconsin Electric Power Company

Form 10-Q

AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2012 Annual Report on Form 10-K. We expect our 2013 annual effective tax rate to be between 35% and 36%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the nine months ended September 30:

	2013	2012
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$739.3	$644.4
Investing Activities	$(405.6)	$(404.0)
Financing Activities	$(350.7)	$(241.0)

Operating Activities

Cash provided by operating activities increased by $94.9 million during the first nine months of 2013 as compared to the same period in 2012. The increase is primarily because of lower contributions to our benefit plans. During the first nine months of 2013, we made no contributions to our benefit plans, compared to contributions of $92.9 million during the first nine months of 2012. In addition, we had higher depreciation expense and higher amortization expense. Included in the higher amortization expense is a $94.9 million increase in the amortization of regulatory items. Partially offsetting these items are lower net income and higher working capital requirements.

Investing Activities

Cash used in investing activities increased by $1.6 million during the first nine months of 2013 as compared to the same period in 2012. Our change in restricted cash decreased by $33.3 million which is related to the 2012 release of restricted cash through bill credits and reimbursements of costs associated with the DOE settlement. Our capital expenditures decreased by $21.9 million during the first nine months of 2013 as compared to the same period in 2012, primarily because of the completion of the Oak Creek AQCS project during the third quarter of 2012.

Financing Activities

Cash used in financing activities increased by $109.7 million during the first nine months of 2013 as compared to the same period in 2012. During the first nine months of 2013, we retired $300.0 million of long-term debt and issued $250 million of long-term debt. The net proceeds of the debt issuance were used to repay short-term debt and for other corporate purposes. In addition, we paid $95.3 million more dividends to Wisconsin Energy during the first nine months of 2013 as compared to the same period in 2012 which includes a special $50 million dividend to balance our capital structure.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of September 30, 2013, our current liabilities exceeded our current assets by approximately $12.2 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

September 2013	27	Wisconsin Electric Power Company

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

As of September 30, 2013, we had approximately $493.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $26.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first nine months of 2013, our maximum commercial paper outstanding was $354.5 million with a weighted-average interest rate of 0.22%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of September 30, 2013:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$6.1	$493.9	December 2017

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of September 30, 2013, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

September 2013	28	Wisconsin Electric Power Company

Form 10-Q

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $27.4 billion as of September 30, 2013 compared with $27.9 billion as of December 31, 2012.

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

September 2013	29	Wisconsin Electric Power Company

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

2014 Fuel Recovery Request: On July 30, 2013, we filed our 2014 fuel plan with the PSCW requesting authority to refund Wisconsin retail electric customers approximately $30 million in the form of a fuel credit related to a reduction in delivered coal costs. We anticipate an order from the PSCW by the end of the year.

2012 Fuel Recovery Request:   In August 2011, we filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase were projected higher coal, coal transportation and purchased power costs. In January 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE regarding the storage of spent nuclear fuel, resulting in no change in customer bills. In March of this year, we filed our annual fuel reconciliation for the 2012 fuel recovery request. The reconciliation was approved by the PSCW and we received the written order on July 31, 2013.

Renewable Energy Portfolio:   We are constructing a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site. Wood waste and wood shavings will be used to produce approximately 50 MW of renewable electricity and will also support Domtar's sustainable papermaking operations. Construction commenced in June 2011. We currently expect to invest $269.5 million, excluding AFUDC, in the plant. We are targeting completion of the facility by the end of 2013.

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

September 2013	30	Wisconsin Electric Power Company

Form 10-Q

(ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2013 through May 31, 2014. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

Restructuring in Michigan:  Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The two iron ore mines are excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

The mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. Sales to these customers, including the mines, totaled 2,173.6 GWh, or 7.6% of our retail electric sales for the year ended December 31, 2012. We do not expect the loss of the mines or the other customers to have a material impact on our consolidated results of operations in 2013. Previously, the owner of the mines announced that they would shut down the Empire mine by the end of 2014 or beginning of 2015.

Before implementation of steps to mitigate the loss of these sales, we estimate that the impact of these losses in 2014 would be approximately $50 million to $54 million before income taxes. We have taken, and will continue to take, multiple steps to mitigate these losses for 2014 and going forward.

We filed a request with MISO to suspend the operation of all five units at Presque Isle Power Plant (PIPP). On October 16, 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan. As a result, we are eligible for system support resource (SSR) payments from MISO to recover costs for operating the units, and we will be working with MISO to determine the amount of the SSR payments. We expect to become eligible to receive SSR payments in February of 2014. Depending on the level of operating and maintenance expenses included in these payments and the degree to which costs for new capital investments and carrying costs for previous capital investments are reflected, these payments could range from $35 million to $82 million on an annualized basis.

We filed an application with the MPSC requesting authority to defer all fixed production costs that would have been recovered from the customers who switched to an alternative electric supplier. In August 2013, the MPSC issued an order approving the deferral of costs allocable to our remaining Michigan retail customers. On September 30, 2013, we filed a petition for re-hearing with the MPSC requesting reconsideration of its deferral order. Our ability to collect the deferred costs will be determined in a subsequent rate proceeding.

We file bi-annual retail rate cases in Wisconsin. Our next electric rate case in Wisconsin is for rates to be implemented in January 2015. Wholesale electric rates are set under FERC formula cost-based rates and are adjusted annually. We believe that prudently incurred utility costs will be recovered in future Wisconsin retail rate cases and FERC filings.

Although the financial impact in future periods is uncertain, we expect that our net financial exposure will be immaterial if the mitigation efforts outlined above are successful.

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

September 2013	31	Wisconsin Electric Power Company

Form 10-Q

If the new standard remains in place we do not believe that we will need to make any significant additional expenditure at the majority of our generating units because of prior investments in pollution control equipment. However, if the new standard does remain in place we believe that additional environmental controls will be required at PIPP located in the Upper Peninsula of Michigan. In November of 2012 we entered into a joint venture agreement with Wolverine Power Supply Cooperative, Inc. (Wolverine) whereby Wolverine would pay for the installation of the air quality control systems at PIPP and receive a minority undivided ownership interest in the plant in return.

However, in light of the recent loss of retail electric customers in Michigan due to that state’s alternative electric supplier program (see Restructuring in Michigan under Electric Transmission and Energy Markets) we are re-evaluating options related to the ownership and operation of PIPP including different alternatives for the joint venture with Wolverine. At the same time, we are analyzing several environmental compliance options at PIPP.
The new standard may also require us to make modifications at some of our smaller generation units.

Mercury and Other Hazardous Air Pollutants: In December 2011, the EPA issued the final Mercury and Air Toxics Standard (MATS) rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. We currently anticipate that only PIPP will require modifications, and are currently evaluating several available options for PIPP to comply with MATS. If the joint venture with Wolverine moves forward we expect the modifications to be funded by Wolverine. In April 2013, we received a one year MATS compliance extension through April 16, 2016 from the Michigan Department of Environmental Quality (MDEQ).

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

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA petitioned the United States Supreme Court, who agreed to hear the case. A decision is expected in mid-2014.

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

The EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the Clean Air Act. On September 20, 2013, the EPA withdrew its 2012 proposed New Source Performance Standards greenhouse gas emissions rule, and issued new proposed rules with greenhouse gas limits for new fossil fueled power plants. The rule does not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines.

With respect to existing generating units, the EPA has indicated that it intends to issue a proposed rule in June 2014, a final rule by June 2015 and require State Implementation Plans to be submitted by June 30, 2016. Any such regulations may impact how we operate our existing facilities. Depending on the extent of rate recovery and other factors, these anticipated future rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in our 2012 Annual Report on Form 10-K.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for Valley Power Plant (VAPP) from coal to natural gas. We currently expect the cost of this conversion to be between $65 million

September 2013	32	Wisconsin Electric Power Company

Form 10-Q

and $70 million excluding AFUDC, and, subject to receipt of PSCW approval and a construction air permit from the WDNR, anticipate that the conversion will be completed by the end of 2015 or early 2016. We filed for a Certificate of Authority from the PSCW on April 26, 2013. The construction air permit for the gas conversion is expected to be issued by the WDNR before the end of the year.

In June 2012, we received approval from the PSCW to replace and upgrade the Lincoln Arthur natural gas main, which has the capability to accommodate the increased natural gas required for the conversion of VAPP to natural gas. Construction began on the Lincoln Arthur natural gas main in March 2013.

Water Quality

Steam Electric Effluent Guidelines:   These guidelines regulate waste water discharges from our power plant processes. In June 2013, the EPA issued a proposed rule for comment to modify these guidelines. We submitted comments primarily addressing potential effects to our wastewater treatment facilities and coal combustion residuals effluent management activities. The rules are expected to be finalized by May 2014. After promulgation of the final rules, the WDNR and MDEQ will need to modify state rules accordingly and then incorporate new requirements into our facility permits. The rule compliance deadline is as soon as possible after July 1, 2017 with full compliance expected by July 1, 2022. We already meet many of the proposed requirements defined by EPA, and as a result believe we will be well positioned to comply with the proposed guidelines. There are several available options outlined in the proposed rule. The amount of additional costs we may need to incur to comply with the new guidelines, if any, will depend on which option(s) the EPA selects to incorporate into the final guidelines. Until the rules are finalized, we are unable to determine the impact on our facilities.

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

September 2013	33	Wisconsin Electric Power Company

Form 10-Q

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

September 2013	34	Wisconsin Electric Power Company

Form 10-Q

studies and reports. In addition, the EPA issued its final incident situation report in November 2012. The final construction documentation report was submitted to the WDNR in December 2012.

A June 2012 letter from the WDNR alleged non-compliance with certain environmental regulations. In July 2012, the WDNR referred the matter to the DOJ. On July 8, 2013, the Racine County Circuit Court approved a stipulation and settlement agreement in State of Wisconsin v. Wisconsin Electric Power Company (Racine County Case Number 2013CX000002). As part of the settlement agreement, we paid a total of $100,000 to reimburse the state of Wisconsin for its costs in responding to the collapse and for its attorneys' fees, as well as for assessments and penalties. This settlement agreement fully resolves this matter.

In addition, in November 2011, the Sierra Club provided a Notice of Intent to file a citizens suit under the Clean Water Act and Resource Conservation and Recovery Act for alleged violations related to this incident. We have responded that we do not believe there is any basis for a citizen suit. To date, the Sierra Club has not filed suit.

RATES AND REGULATORY MATTERS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where we do business.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2012. See Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

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

Michigan has adopted retail choice. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The two iron ore mines are excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

The mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. Sales to these customers, including the mines, totaled 2,173.6 GWh, or 7.6% of our retail electric sales for the year ended December 31, 2012. Previously, the owner of the mines announced that they would shut down the Empire mine by the end of 2014 or beginning of 2015. Before implementation of steps to mitigate the loss of these sales, we estimate that the impact of these losses in 2014 would be approximately $50 million to $54 million before income taxes.

FERC continues to support the existing Regional Transmission Organizations (RTO) that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a LMP that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. MISO also implemented an Ancillary Services Market for operating reserves that was simultaneously co-optimized with its existing energy markets.

September 2013	35	Wisconsin Electric Power Company

Form 10-Q

These market designs have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

ITEM 6. EXHIBITS

Exhibit No.

10	Material Contracts

10.1
First Amendment to Restated Rabbi Trust Agreement (the Non-Qualified Trust Agreement) by and between Wisconsin Energy Corporation and The Northern Trust Company, effective as of July 23, 2013. (Exhibit 10.1 to Wisconsin Energy Corporation’s 09/30/2013 Form 10-Q (File No. 001-09057).)

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

September 2013	36	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	November 1, 2013	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

September 2013	37	Wisconsin Electric Power Company