Form 10-K
period 2013-12-31
WISCONSIN ELECTRIC POWER CO
filed 2014-02-27
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

As of June 30, 2013 (and currently), all of the common stock of Wisconsin Electric Power Company is held by Wisconsin Energy Corporation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2014):

Common Stock, $10 Par Value, 33,289,327 shares outstanding

 _______________________________________

Documents Incorporated by Reference

Portions of Wisconsin Electric Power Company's Definitive information statement on Schedule 14C for its Annual Meeting of Stockholders, to be held on April 24, 2014, are incorporated by reference into Part III hereof.

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
FORM 10-K REPORT FOR THE YEAR ENDED DECEMBER 31, 2013
_____________________________________

3	Wisconsin Electric Power Company

2013 Form 10-K

TABLE OF CONTENTS - (Cont'd)

4	Wisconsin Electric Power Company

2013 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
MCPP	Milwaukee County Power Plant
OC 1	Oak Creek expansion Unit 1
OC 2	Oak Creek expansion Unit 2
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
PWGS	Port Washington Generating Station LLC
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC
DATC	Duke-American Transmission Company

Federal and State Regulatory Agencies
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
Act 141	2005 Wisconsin Act 141
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule

5	Wisconsin Electric Power Company

2013 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM2.5	Fine Particulate Matter
RACT	Reasonably Available Control Technology
SIP	State Implementation Plan
SO2	Sulfur Dioxide

Other Terms and Abbreviations
AQCS	Air Quality Control System
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
CPCN	Certificate of Public Convenience and Necessity
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Moody's	Moody's Investor Service
NYMEX	New York Mercantile Exchange
OTC	Over-the-Counter
Point Beach	Point Beach Nuclear Power Plant
PTF	Power the Future
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Services
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corp.
Wolverine	Wolverine Power Supply Cooperative, Inc.

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
GWh	Gigawatt-hour(s) (One GWh equals one thousand MWh)
kW	Kilowatt(s) (One kW equals one thousand Watts)
kWh	Kilowatt-hour(s)
MW	Megawatt(s) (One MW equals one million Watts)

6	Wisconsin Electric Power Company

2013 Form 10-K

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

7	Wisconsin Electric Power Company

2013 Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, retail sales and customer growth, rate actions and related filings with the appropriate regulatory authorities, current and proposed environmental regulations and other regulatory matters and related estimated expenditures, on-going legal proceedings, projections related to the pension and other post-retirement benefit plans, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets" or similar terms or variations of these terms.

Actual results may differ materially from those set forth in forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with these statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements or otherwise affect our future results of operations and financial condition include, among others, the following:

•
Factors affecting utility operations such as catastrophic weather-related or terrorism-related damage; cyber-security threats and disruptions to our technology network; availability of electric generating facilities; unscheduled generation outages, or unplanned maintenance or repairs; unanticipated events causing scheduled generation outages to last longer than expected; unanticipated changes in fossil fuel, purchased power, coal supply, gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; unanticipated changes in the cost or availability of materials needed to operate environmental controls at our electric generating facilities or replace and/or repair our electric and gas distribution systems; nonperformance by electric energy or natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; electric transmission or gas pipeline system constraints; unanticipated organizational structure or key personnel changes; or collective bargaining agreements with union employees or work stoppages.

•
Factors affecting the demand for electricity and natural gas, including weather and other natural phenomena; general economic conditions and, in particular, the economic climate in our service territories; customer growth and declines; customer business conditions, including demand for their products and services; energy conservation efforts; and customers moving to self-generation.

•
Timing, resolution and impact of rate cases and negotiations, including recovery of costs associated with environmental compliance, renewable generation, transmission service, distribution system upgrades, fuel and the Midcontinent Independent System Operator, Inc. (MISO) Energy Markets, as well as any costs incurred as a result of customers moving to an alternative electric supplier.

•	Increased competition in our electric and gas markets, including retail choice and alternative electric suppliers, and continued industry consolidation.

•	Our ability to mitigate the impact of Michigan customers switching to an alternative electric supplier, including the receipt of adequate System Support Resource (SSR) payments.

•
The ability to control costs and avoid construction delays during the development and construction of new electric generation facilities, as well as upgrades to our generation fleet and electric and natural gas distribution systems.

•
The impact of recent and future federal, state and local legislative and regulatory changes, including any changes in rate-setting policies or procedures; regulatory initiatives regarding deregulation and restructuring of the electric and/or gas utility industry; transmission or distribution system operation and/or administration initiatives; any required changes in facilities or operations to reduce the risks or impacts of potential terrorist

8	Wisconsin Electric Power Company

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION - (Cont'd)	2013 Form 10-K

activities or cyber security threats; the regulatory approval process for new generation and transmission facilities and new pipeline construction; changes in environmental, federal and state energy, tax and other laws and regulations to which we are subject; changes in allocation of energy assistance, including state public benefits funds; changes in the application or enforcement of existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

•	Internal restructuring options that may be pursued by Wisconsin Energy Corporation (Wisconsin Energy).

•
Current and future litigation, regulatory investigations, proceedings or inquiries, including Federal Energy Regulatory Commission (FERC) matters and Internal Revenue Service (IRS) and state tax audits and other tax matters.

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

•
The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings, as well as the ability of ATC and the Duke-American Transmission Company (DATC) to obtain the required approvals for their transmission projects.

•	The impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and any related regulations.

•	The effect of accounting pronouncements issued periodically by standard setting bodies.

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets.

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters.

•	The ability to obtain and retain short- and long-term contracts with wholesale customers.

•	Potential strategic business opportunities, including acquisitions and/or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us.

•	Incidents affecting the U.S. electric grid or operation of generating facilities.

•	Foreign governmental, economic, political and currency risks.

•
Other factors discussed elsewhere in this report and that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents.

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,128,300 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 471,300 gas customers in Wisconsin and approximately 445 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our business segments, see Results of Operations in Item 7 and Note O -- Segment Reporting in the Notes to Consolidated Financial Statements in Item 8.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), a non-utility company that was formed in 2001 to design, construct, own and lease to us the generating capacity included in Wisconsin Energy's Power the Future (PTF) strategy. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of December 31, 2013, Bostco had $29.1 million of assets.

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

Electric Sales

Our electric energy sales to all classes of customers, including distribution sales to those customers who switched to an alternative electric supplier, totaled approximately 33.0 million MWh during 2013 and approximately 30.3 million MWh during 2012. We had approximately 1,128,300 electric customers as of December 31, 2013 and 1,125,700 electric customers as of December 31, 2012.

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

10	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

Electric Sales Growth:   Our service territory experienced slightly declining retail sales in 2013 as positive customer growth was more than offset by reduced use per customer. Assuming continuing improvement in the economy over the five-year forecast horizon, we presently anticipate that total retail electric kWh sales and the associated peak electric demand will grow at annual rates of about 0.5% over the next five years.These estimates assume normal weather.

Sales to Large Electric Retail Customers:   We provide electric utility service to a diversified base of customers in such industries as paper, foundry, food products and machinery production, as well as to large retail chains.

Prior to September 2013, our largest retail electric customers were two iron ore mines located in the Upper Peninsula of Michigan. The combined electric energy sales to the two mines accounted for 3.7% and 6.6% of our total electric utility energy sales during 2013 and 2012, respectively.

The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. For additional information, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition in Item 7.

Sales to Wholesale Customers:   During 2013, we sold wholesale electric power to two Regional Transmission Organizations (RTOs), five rural cooperatives, and four municipal joint action agencies located in the states of Wisconsin and Michigan. Our wholesale electric energy sales were also made to eight other public utilities and power marketers throughout the region under rates approved by FERC. Wholesale sales accounted for approximately 19.7% of our total electric energy sales and 8.7% of total electric operating revenues during 2013, compared with 10.6% of total electric energy sales and 6.2% of total electric operating revenues during 2012.

Electric System Reliability Matters:   Our electric sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. The Public Service Commission of Wisconsin (PSCW) has planning reserve requirements consistent with the MISO calculated planning reserve margin. The Michigan Public Service Commission (MPSC) has not yet established guidelines in this area. In accordance with the MISO calculated planning reserve margin requirements, we had adequate capacity to meet MISO calculated planning reserve margin during 2013 and expect to have adequate capacity to meet the planning reserve margin requirements during 2014. For additional information, see Factors Affecting Results, Liquidity and Capital Resources in Item 7.

Competition

Retail electric customers in Wisconsin currently do not have the ability to choose their electric supplier. It is uncertain when, if ever, retail access might be implemented in Wisconsin. However, we attempt to attract new customers into our service territory to increase sales in order to allocate the recovery of our costs among a larger customer base. The regulated energy industry continues to experience significant structural changes, which could eventually lead to increased competition in Wisconsin.

Michigan has adopted retail choice which allows customers to remain with their regulated utility at regulated rates or choose an alternative electric supplier to provide power supply service. We continue providing distribution and customer service functions regardless of the customer's power supplier. See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition - Restructuring in Michigan, for a discussion of the impact of customers switching to an alternative electric supplier in Michigan on our electric sales.

We compete with other utilities for sales to municipalities and cooperatives. We also compete with other utilities and marketers in the wholesale electric business. Our wholesale sales are impacted by availability, wholesale electric prices, market conditions and fuel costs.

Electric Supply

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to maintain a stable, reliable and affordable supply of electricity. We supply a significant amount of electricity to our customers from power plants that we own or lease. We supplement our internally generated power supply with long-term power purchase agreements, including the Point Beach Nuclear Power Plant (Point Beach) power purchase agreement discussed later in this report and through spot purchases in the MISO Energy Markets.

11	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

Our dependable capability by fuel type as of December 31 is shown below:

	Dependable Capability in MW (a)
	2013	2012	2011
Coal	3,822	3,828	3,904
Natural Gas - Combined Cycle	1,082	1,090	1,090
Natural Gas/Oil - Peaking Units (b)	962	962	967
Renewables (c)	155	107	80
Total	6,021	5,987	6,041

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

(c)	Includes hydroelectric, biomass and wind generation.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, 2013, as well as an estimate for 2014:

	Estimate	Actual
	2014	2013	2012	2011
Coal	56.0%	53.6%	43.0%	54.2%
Natural Gas - Combined Cycle	6.6%	10.1%	15.9%	6.6%
Renewables	4.1%	3.3%	3.0%	2.0%
Natural Gas/Oil - Peaking Units	0.1%	0.2%	0.7%	0.1%
Net Generation	66.8%	67.2%	62.6%	62.9%
Purchased Power	33.2%	32.8%	37.4%	37.1%
Total	100.0%	100.0%	100.0%	100.0%

Our average fuel and purchased power costs per MWh by fuel type for the years ended December 31 are shown below:

	2013	2012	2011
Coal	$27.97	$30.71	$29.78
Natural Gas - Combined Cycle	$32.22	$23.62	$38.02
Natural Gas/Oil - Peaking Units	$83.95	$53.40	$119.83
Purchased Power	$43.74	$41.92	$42.79

Historically, coal has been purchased under long-term contracts, which helped with price stability. Coal and associated transportation services have continued to see volatility in pricing due to changing domestic and world-wide demand for coal and the impacts of diesel costs which are incorporated into fuel surcharges on rail transportation.

Natural gas costs have been volatile. We have a PSCW-approved hedging program to help manage our natural gas price risk. This hedging program is generally implemented on a 36-month forward-looking basis. Proceeds related to the natural gas hedging program are reflected in the average costs of natural gas and purchased power shown above.

Coal-Fired Generation

Coal Supply:   We diversify the coal supply for our power plants by purchasing coal from mines in Wyoming, Pennsylvania and Montana, as well as from various other states. During 2014, 94% of our projected coal requirements of 10.8 million tons are under contracts which are not tied to 2014 market pricing fluctuations. At the

12	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

end of 2013, our coal-fired generation consisted of six operating plants with a dependable capability of approximately 3,822 MW.

The annual tonnage amounts contracted for 2014 through 2016 are as follows:

Year	Annual Tonnage
(Thousands)

2014	10,157
2015	7,180
2016	3,920

These figures exclude the Oak Creek expansion projected coal requirements and allocated commitments of the plant's co-owners.

Coal Deliveries:   Approximately 98% of our 2014 coal requirements are expected to be delivered by unit trains owned or leased by us. The unit trains will transport coal for the Oak Creek and Pleasant Prairie Power Plants from Wyoming mines, and transport coal for the Oak Creek expansion units from Pennsylvania and Wyoming. Coal from a Montana mine is also transported via rail to Lake Michigan transfer docks and delivered by lake vessel to the Milwaukee harbor for Milwaukee-based power plants. Montana and Wyoming coal for the Presque Isle Power Plant (PIPP) is transported via rail to Superior, Wisconsin, placed in dock storage and reloaded into lake vessels for plant delivery.

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

Wolverine Joint Ownership Agreement:   In November 2012, we entered into a joint ownership agreement with Wolverine Power Supply Cooperative, Inc. (Wolverine) regarding PIPP, whereby Wolverine would pay for the installation of the air quality control systems at PIPP and receive a minority undivided ownership interest in the plant in return.

However, in light of the recent loss of retail electric customers in Michigan due to that state's alternative electric supplier program (see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Restructuring in Michigan in Item 7), the two parties decided to terminate the joint venture agreement in December 2013. We are currently evaluating options for the long-term future of PIPP.

Environmental Matters:   For information regarding emission restrictions, especially as they relate to coal-fired generating facilities, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7.

Natural Gas-Fired Generation

Our natural gas-fired generation consists of four operating plants with a dependable capability of approximately 1,864 MW as of December 31, 2013.

We purchase natural gas for these plants on the spot market from gas marketers, utilities and producers and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements intended to support the plants' variable usage.

We have a PSCW-approved hedging program that allows us to hedge up to 65% of our estimated gas usage for electric generation in order to help manage our natural gas price risk. The costs of this program are included in our fuel and purchased power costs.

13	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

Oil-Fired Generation

Fuel oil is used for the combustion turbines at the Germantown Power Plant units 1-4, boiler ignition and flame stabilization at PIPP, and diesel engines at the Pleasant Prairie Power Plant and Valley Power Plant (VAPP). Our oil-fired generation had a dependable capability of approximately 180 MW as of December 31, 2013. Our natural gas-fired peaking units have the ability to burn oil if natural gas is not available due to delivery constraints. Fuel oil requirements are purchased under agreements with suppliers.

Renewable Generation

Hydroelectric:   Our hydroelectric generating system consists of 13 operating plants with a total installed capacity of approximately 88 MW and a dependable capability of approximately 39 MW as of December 31, 2013. Of these plants, 12 plants (86 MW of installed capacity) have long-term licenses from FERC. The other plant, with an installed generating capacity of approximately 2 MW, is operated under a permit granted by another federal agency.

Wind:   We have four wind sites, consisting of 200 turbines with an installed capacity of 338 MW and a dependable capability of 66 MW.

Biomass:   We constructed a biomass-fueled power plant at Domtar Corporation's Rothschild, Wisconsin paper mill site that went into commercial operation on November 8, 2013. Wood waste and wood shavings are used to produce approximately 50 MW of renewable electricity and also support Domtar's sustainable papermaking operations. The final cost of completing this project was $269.0 million, excluding Allowance for Funds Used During Construction (AFUDC).

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. The following table identifies our power purchase commitments as of December 31, 2013 with unaffiliated parties for the next five years:

Year	MW (a)

2014	1,267
2015	1,267
2016	1,267
2017	1,267
2018	1,267

(a)	MW do not include leased generation from PTF units.

The above commitments include approximately 1,030 MW per year related to the Point Beach long-term power purchase agreement. The balance of these purchased power commitments is an arrangement where we buy power at a price determined monthly based on a formula tied to the gas price index.

Electric Transmission and Energy Markets

American Transmission Company:   ATC is a regional transmission company that owns, maintains, monitors and operates electric transmission systems in Wisconsin, Michigan, Illinois and Minnesota. ATC is expected to provide comparable service to all customers, including us, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and we are a non-transmission owning member and customer of MISO. We owned approximately 23.0% of ATC as of December 31, 2013 and 2012. For additional information, see Note P -- Related Parties in the Notes to Consolidated Financial Statements.

14	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company, that will build, own and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity. DATC has proposed nine new transmission lines, located in five Midwestern states, to support MISO's and PJM Interconnection's transmission expansion plans. These projects are subject to the receipt of all necessary approvals. In addition, in April 2013, DATC acquired a 72% interest in California's Path 15 transmission line.

MISO:   In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets. In January 2009, MISO commenced the Energy and Operating Reserves Markets, which includes the bid-based energy markets and the ancillary services market. In 2013, MISO expanded its footprint to include entities in Mississippi, Arkansas, Texas and Missouri. This new region is referred to as MISO South. We are participants in the Central region. We do not expect these changes to have a material impact on our allocation of MISO costs. For further information on MISO and the MISO Energy Markets, see Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition - Electric Transmission, Capacity and Energy Markets in Item 7.

15	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

Electric Utility Operating Statistics

The following table shows certain electric utility operating statistics for the past five years:

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING DATA

Year Ended December 31	2013	2012	2011	2010	2009

Operating Revenues (Millions)
Residential	$1,208.6	$1,163.9	$1,159.2	$1,114.3	$977.6
Small Commercial/Industrial	1,048.0	1,013.6	1,006.9	922.2	860.3
Large Commercial/Industrial	711.9	744.3	763.7	677.1	599.4
Other - Retail	23.4	22.8	22.9	21.9	21.2
Total Retail Revenues	2,991.9	2,944.6	2,952.7	2,735.5	2,458.5
Wholesale - Other	143.7	144.4	154.0	134.6	116.7
Resale - Utilities	143.2	53.4	69.5	40.4	47.5
Other Operating Revenues	28.4	51.5	35.1	25.8	62.3
Total	3,307.2	3,193.9	3,211.3	2,936.3	2,685.0
Electric Customer Choice (a)	1.5	—	—	—	—
Total Operating Revenues, including customer choice	$3,308.7	$3,193.9	$3,211.3	$2,936.3	$2,685.0

MWh Sales (Thousands)
Residential	8,141.9	8,317.7	8,278.5	8,426.3	7,949.3
Small Commercial/Industrial	8,860.4	8,860.0	8,795.8	8,823.3	8,571.6
Large Commercial/Industrial	8,673.4	9,710.7	9,992.2	9,961.5	9,140.3
Other - Retail	152.3	154.8	153.6	155.3	156.5
Total Retail Sales	25,828.0	27,043.2	27,220.1	27,366.4	25,817.7
Wholesale - Other	1,953.5	1,566.6	2,024.8	2,004.6	1,529.4
Resale - Utilities	4,382.7	1,642.4	2,065.7	1,103.8	1,548.9
Total Electric Sales	32,164.2	30,252.2	31,310.6	30,474.8	28,896.0
Electric Customer Choice (a)	813.0	—	—	—	—
Total MWh Delivered	32,977.2	30,252.2	31,310.6	30,474.8	28,896.0

Customers - End of Year (Thousands)
Residential	1,010.5	1,008.2	1,005.5	1,003.6	1,001.2
Small Commercial/Industrial	114.6	114.3	113.8	113.5	113.1
Large Commercial/Industrial	0.7	0.7	0.7	0.7	0.7
Other	2.5	2.5	2.5	2.4	2.4
Total Customers	1,128.3	1,125.7	1,122.5	1,120.2	1,117.4

Customers - Average (Thousands)	1,126.9	1,123.8	1,121.0	1,118.7	1,115.5

Degree Days (b)
Heating (6,580 Normal)	7,233	5,704	6,633	6,183	6,825
Cooling (730 Normal)	688	1,041	793	944	475

(a)	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

16	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

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

Total gas therms delivered, including customer-owned transported gas, were approximately 924.7 million therms during 2013, a 14.3% increase compared with 2012. As of December 31, 2013, we were transporting gas for approximately 550 customers who purchased gas directly from other suppliers. Transported gas accounted for approximately 35.4% of the total volumes delivered during 2013, 42.6% during 2012 and 35.1% during 2011. We had approximately 471,300 and 468,600 gas customers as of December 31, 2013 and 2012, respectively. Our peak daily send-out during 2013 was 684,860 Dth on January 21, 2013.

Sales to Large Gas Customers:   We provide gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include paper, food products and fabricated metal products.

Gas Deliveries Growth:   We currently forecast total retail therm deliveries (excluding natural gas deliveries for generation) to be between flat and 0.5% growth over the five-year period ending December 31, 2018, as we expect new customer additions to increase and offset an anticipated slight decline in average use per customer. This forecast reflects a current year weather normalized sales level and normal weather.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. While the gas utility distribution function is expected to remain a highly regulated, monopoly function, the sale of the natural gas commodity and related services are expected to remain subject to competition from third parties. It remains uncertain if and when the current economic disincentives for small firm customers to choose an alternative gas commodity supplier may be removed such that we begin to face competition for the sale of gas to those customers.

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

17	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

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

Secondary Market Transactions:   Pipeline long-line and storage capacity and gas supplies under contract can be resold in secondary markets. Local distribution companies, like our gas operations, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near peak demand days generally occur only a few times each year. The secondary markets facilitate higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to rate payers, subject to our approved Gas Cost Recovery Mechanism (GCRM). During 2013, we continued to participate in the secondary markets. See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information on the GCRM.

Spot Market Gas Supply:   We expect to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase spot gas.

Hedging Gas Supply Prices:   We have PSCW approval to hedge (i) up to 60% of planned winter and (ii) up to 30% of planned summer flowing gas supply using a mix of New York Mercantile Exchange (NYMEX) based natural gas options and natural gas future contracts. Those approvals allow us to pass 100% of the hedging costs (premiums and brokerage fees) and proceeds (gains and losses) to rate payers through our GCRM. Hedge targets (volumes) are provided annually to the PSCW as part of our three-year gas supply plan and risk management filing.

To the extent that opportunities develop and physical supply operating plans are supportive, we also have PSCW approval to utilize NYMEX based natural gas derivatives to capture favorable forward market price differentials. That approval provides for 100% of the related proceeds to accrue to our GCRM.

18	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

Gas Utility Operating Statistics

The following table shows certain gas utility operating statistics for the past five years:

SELECTED CONSOLIDATED GAS UTILITY OPERATING DATA

Year Ended December 31	2013	2012	2011	2010	2009

Operating Revenues (Millions)
Residential	$296.0	$250.7	$304.1	$310.6	$365.9
Commercial/Industrial	138.4	115.4	149.9	151.3	189.7
Interruptible	2.4	2.3	2.8	3.1	3.5
Total Retail Gas Sales	436.8	368.4	456.8	465.0	559.1
Transported Gas	16.0	15.1	15.0	14.2	12.9
Other Operating Revenues	(0.9)	1.6	5.5	2.4	(7.8)
Total Operating Revenues	$451.9	$385.1	$477.3	$481.6	$564.2

Therms Delivered (Millions)
Residential	380.8	294.3	339.4	321.8	349.4
Commercial/Industrial	210.9	165.3	198.7	184.5	208.8
Interruptible	5.4	5.0	5.3	5.5	5.9
Total Retail Gas Sales	597.1	464.6	543.4	511.8	564.1
Transported Gas	327.6	344.5	294.4	300.8	298.4
Total Therms Delivered	924.7	809.1	837.8	812.6	862.5

Customers - End of Year (Thousands)
Residential	432.1	429.6	427.1	425.6	423.8
Commercial/Industrial	38.6	38.5	38.5	38.3	38.2
Transported Gas	0.6	0.5	0.4	0.4	0.4
Total Customers	471.3	468.6	466.0	464.3	462.4

Customers - Average (Thousands)	469.7	466.9	464.7	462.9	460.8

Degree Days (a)
Heating (6,580 Normal)	7,233	5,704	6,633	6,183	6,825

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

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

Annual sales of steam fluctuate from year to year based upon system growth and variations in weather conditions. During 2013, the steam utility had $39.6 million of operating revenues from the sale of 2,750 million pounds of steam compared with $34.3 million of operating revenues from the sale of 2,449 million pounds of steam during 2012. As of December 31, 2013 and 2012, steam was used by approximately 445 customers and 460 customers, respectively, for processing, space heating, domestic hot water and humidification.

19	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

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

We are subject to the regulation of the PSCW as to retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. We are also subject to the regulation of the PSCW as to certain levels of short-term debt obligations. We are subject to the regulation of the MPSC as to the various matters associated with retail electric service in the state of Michigan, except as to the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Almost all of our hydroelectric facilities are regulated by FERC. We are subject to the regulation of FERC with respect to wholesale power service, electric reliability requirements and accounting and with respect to our participation in the interstate natural gas pipeline capacity market. For information on how rates are set, see Rates and Regulatory Matters under Factors Affecting Results, Liquidity and Capital Resources in Item 7.

The following table compares our operating revenues by regulatory jurisdiction for each of the three years in the period ended December 31, 2013:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Millions of Dollars)
Electric
Wisconsin - Retail	$2,874.8	86.9%	$2,808.4	87.9%	$2,775.8	86.4%
Michigan - Retail	147.0	4.4%	187.8	5.9%	212.0	6.6%
FERC - Wholesale	286.9	8.7%	197.7	6.2%	223.5	7.0%
Total	3,308.7	100.0%	3,193.9	100.0%	3,211.3	100.0%

Gas - Wisconsin - Retail	451.9	100.0%	385.1	100.0%	477.3	100.0%

Steam - Wisconsin - Retail	39.6	100.0%	34.3	100.0%	39.0	100.0%
Total Utility Operating Revenues	$3,800.2		$3,613.3		$3,727.6

The percentage of revenues regulated by the MPSC is likely to decline in the future.

Our operations are also subject to regulations, where applicable, of the United States Environmental Protection Agency (EPA), the Wisconsin Department of Natural Resources (WDNR), the Michigan Department of Environmental Quality (MDEQ) and the Michigan Department of Natural Resources.

Public Benefits and Renewable Portfolio Standard

2005 Wisconsin Act 141 (Act 141) established a goal that 10% of electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. Under Act 141, we must meet certain minimum requirements for

20	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

renewable energy generation. For the years 2010 through 2014, we must increase our percentage of total retail energy sales provided by renewable sources (renewable energy percentage) by at least two percentage points from our baseline renewable percentage of 2.27%. As of December 31, 2013, we are in compliance with the Wisconsin renewable energy percentage of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. In addition, under this Act, 1.2% of utilities' annual operating revenues were required to be used to fund energy conservation programs in 2013. The funding required by Act 141 for 2014 is also 1.2% of annual operating revenues.

Public Act 295 enacted in Michigan requires 10% of the state's energy to come from renewables by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. We are currently in compliance with this requirement. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

For additional information on Act 141 and our renewable portfolio, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters - Renewables, Efficiency and Conservation in Item 7.

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

Anticipated expenditures for environmental compliance and remediation issues for the next three years are included in estimated capital expenditures described in Liquidity and Capital Resources -- Capital Requirements in Item 7. For discussion of additional environmental issues, see Environmental Matters in Item 3. For further information concerning air and water quality standards and rulemaking initiated by the EPA, including estimated costs of compliance, see Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7. For a discussion of matters related to certain solid waste and coal combustion product landfills, manufactured gas plant sites and air quality, see Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8.

Compliance with federal, state and local environmental protection requirements resulted in capital expenditures of approximately $24.7 million in 2013 compared with $64.1 million in 2012. Expenditures incurred during 2013 and 2012 primarily included costs associated with the installation of pollution abatement facilities at our power plants. These expenditures are expected to be approximately $2.3 million during 2014. Operation, maintenance and depreciation expenses for fly ash removal equipment and other environmental protection systems were approximately $92.9 million and $82.6 million during 2013 and 2012, respectively.

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

Oak Creek Site Landfills:   Groundwater near the sites, located in the Village of Caledonia and the City of Oak Creek, Wisconsin, was found to contain levels of molybdenum above the allowable limit prompting us to begin investigation in 2009 for the source of the molybdenum. Our study indicates that the groundwater impacts are naturally occurring or are from other sources based on groundwater flow direction and increasing concentrations of elements deeper in the ground. The WDNR began sampling work in 2011 to identify the source of the groundwater impacts and issued its report in 2013. The WDNR study found that the data was inconclusive as to the source

21	Wisconsin Electric Power Company

ITEM 1. BUSINESS - (Cont'd)	2013 Form 10-K

causing the groundwater impacts. We reviewed the WDNR report and provided technical comments further supporting our position that regional ground water impacts are not a result of coal ash management activities at the Oak Creek site. The Wisconsin Department of Health Services has since increased the allowable limit for molybdenum in groundwater, and the WDNR sent a letter to residents with private wells that exceeded the earlier limit with information about the change.

OTHER

Research and Development:   We had immaterial research and development expenditures in the last three years, primarily for improvement of service and abatement of air and water pollution by our electric utility operations. Research and development activities include work done by employees, consultants and contractors, plus sponsorship of research by industry associations.

Employees:   As of December 31, 2013, we had 3,893 total employees, of which 2,517 were represented under labor agreements with the following bargaining units:

	Number of Employees	Expiration Date of Current Labor Agreement
Local 2150 of International Brotherhood of Electrical Workers	1,730	August 15, 2017
Local 420 of International Union of Operating Engineers	539	September 30, 2017
Local 2006 Unit 1 of United Steel Workers	142	April 30, 2017
Local 510 of International Brotherhood of Electrical Workers	106	October 31, 2016
Total	2,517

22	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 1A.	RISK FACTORS

We are subject to a variety of risks, many of which are beyond our control, that may adversely affect our business, financial condition and results of operations. You should carefully consider the following risk factors, as well as the other information included in this report and other documents filed by us with the SEC from time to time, when making an investment decision.

Risks Related to Legislation and Regulation

Our business is significantly impacted by governmental regulation.

We are subject to significant state, local and federal governmental regulation. We are subject to regulation by the PSCW of retail electric, gas and steam rates in the state of Wisconsin, standards of service, issuance of securities, short-term debt obligations, construction of certain new facilities, transactions with affiliates, billing practices and various other matters. In addition, we are subject to regulation by the MPSC of various matters associated with retail electric service in the state of Michigan, except the issuance of securities in the ordinary course of business, construction of certain new facilities, levels of short-term debt obligations and advance approval of transactions with affiliates in the ordinary course of business. Further, our hydroelectric facilities are regulated by FERC, and FERC also regulates our wholesale power service practices, electric reliability requirements and accounting, and participation in the interstate natural gas pipeline capacity market. Our significant level of regulation imposes restrictions on our operations and causes us to incur substantial compliance costs.

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

The rates we are allowed to charge our customers for electric, natural gas and steam services have the most significant impact on our financial condition, results of operations and liquidity. Within our utility operations, approximately 87% of our 2013 electric revenues were regulated by the PSCW, 4% were regulated by the MPSC and the balance of our electric revenues were regulated by the FERC. All of our natural gas and steam revenues are regulated by the PSCW. Rate regulation is based on providing an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent on regulatory action and there is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable return on equity. We defer certain costs and revenues as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured, and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be charged to income in the current period and could have a material adverse impact on our financial results.

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

23	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

associated costs in our rates in a timely manner, our results of operations and financial condition could be materially and adversely affected.

We may face significant costs of compliance with existing and future environmental regulations.

Our operations are subject to extensive environmental legislation and regulation by state and federal environmental agencies governing, among other things, air emissions such as Carbon Dioxide (CO2), Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), fine particulates and mercury; water discharges; and management of hazardous, toxic and solid wastes and substances. We incur significant expenditures in complying with these environmental requirements, including expenditures for the installation of pollution control equipment, environmental monitoring, emissions fees and permits at all of our facilities.

The EPA has adopted and is in the process of implementing regulations governing the emission of NOx, SO2, fine particulate matter (PM2.5), mercury and other air pollutants under the Clean Air Act (CAA) through the National Ambient Air Quality Standards (NAAQS), the Mercury and Air Toxics Standards (MATS) rule and other air quality regulations. In addition, the EPA has proposed rules governing cooling water intake structures at our power plants and revisions to the effluent guidelines for steam electric generating plants under the Clean Water Act (CWA). The EPA also adopted the Cross-State Air Pollution Rule (CSAPR), which provides for limits on the interstate transport of NOx and SO2 emissions. The U.S. Court of Appeals for the D.C. Circuit vacated the CSAPR; however, the EPA successfully petitioned the United States Supreme Court, who heard the case in December 2013. A decision is expected by June 2014. Therefore, there is still substantial uncertainty as to what capital expenditures may ultimately be required to comply with these regulations.

We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. We expect that additional environmental controls will be required at PIPP to meet the new environmental standards, and are currently analyzing several environmental compliance options.

In addition, we announced plans to convert the fuel source for VAPP from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC. These and other compliance costs we expect to incur over the next three years are included in the table under "Capital Expenditures" in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal or state level which could result in significant additional expenditures, operating restrictions on our facilities and increased compliance costs. In addition, the operation of emission control equipment and further regulations on our intake and discharge of water could increase our operating costs and could reduce the generating capacity of our power plants. Additional environmental legislation and regulation and the related compliance costs could affect future unit retirement and replacement decisions.

If we fail to comply with environmental laws and regulations, even if caused by factors beyond our control, that failure may result in the assessment of civil or criminal penalties and fines. The WDNR has issued a Notice of Violation (NOV) to us alleging violations of certain environmental rules at our Paris Generating Station (PSGS). An adverse outcome in these matters could require capital expenditures that cannot be determined at this time and could possibly require payment of penalties.

In the event we are not able to recover all of our environmental expenditures and related costs from our customers in the future, our results of operations and financial condition could be adversely affected. Further, increased costs recovered through rates could contribute to reduced demand for electricity, which could adversely affect our results of operations, cash flows and financial condition.

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

24	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

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

The regulation of greenhouse gas emissions continues to be a top priority for the President's administration. In June 2013, the President issued a presidential memorandum instructing the EPA to, among other things, issue rules pertaining to greenhouse gas emissions from both new and existing plants.

In June 2012, the U.S. Court of Appeals for the D.C. Circuit upheld the EPA's authority to regulate greenhouse gas emissions. The EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the CAA. In September 2013, the EPA withdrew its 2012 proposed New Source Performance Standards greenhouse gas emissions rule, and issued new proposed rules with greenhouse gas limits for new fossil fueled power plants. The rule would not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines. Based upon currently available technology and the emission limits in the proposed rule, we believe that this rule, if promulgated, would effectively prohibit new conventional coal-fired power plants.

With respect to existing generating units, the EPA has indicated that it intends to issue a proposed rule in June 2014, a final rule by June 2015 and require State Implementation Plans (SIPs) to be submitted by June 30, 2016. Any such regulations may impact how we operate our existing facilities, particularly our fossil fueled power plants and new biomass facility, and could have a material adverse impact on our financial condition.

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

There is no guarantee that we will be allowed to fully recover costs incurred to comply with any legislation, regulation or order that requires a reduction in greenhouse gas emissions or that cost recovery will not be delayed or otherwise conditioned. Any legislation or regulation that may be adopted, either at the federal or state level, to reduce greenhouse gas emissions could have a material adverse impact on our electric generation and natural gas distribution operations. Such regulation could make some of our electric generating units uneconomic to maintain or operate, and could adversely affect our future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

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

If coal combustion products are classified as hazardous waste and we terminate our coal combustion products utilization program, we could be required to dispose of the coal combustion products at a significant cost to the Company, which could adversely impact our results of operations and financial condition. We anticipate that the EPA could take action on this matter by the end of 2014.

25	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

We could be subject to higher costs and penalties as a result of mandatory reliability standards.

We are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical and physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject us to higher operating costs. While we passed the cybersecurity and operational audits mandated by the North American Electric Reliability Corporation in 2013, if we were ever found to be in noncompliance with the mandatory reliability standards we could be subject to sanctions, including substantial monetary penalties.

Energy conservation and rate increases could negatively impact financial results.

Customers could voluntarily reduce their consumption of electricity, natural gas and steam in response to decreases in their disposable income, increases in energy prices and/or individual conservation efforts. In addition, Wisconsin and Michigan have adopted energy efficiency targets to reduce energy consumption by certain dates. To the extent there is any regulatory lag to adjust rates as a result of reduced sales from effective conservation measures, these measures could have a negative impact on our results of operations and cash flows.

In addition, any higher costs that are collected through rates could contribute to reduced demand for electricity, natural gas or steam, which could adversely impact our results of operations and financial condition.

Risks Related to the Operation of Our Business

Our financial performance may be adversely affected if we are unable to successfully operate our facilities.

Our financial performance depends on the successful operation of our electric generating and gas distribution facilities. Operation of these facilities involves many risks, including: operator error and breakdown or failure of equipment processes; fuel supply interruptions; labor disputes; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; cyber security threats; or catastrophic events such as fires, earthquakes, explosions, floods or other similar occurrences. Unplanned outages can result in additional maintenance expenses as well as incremental replacement power costs. A decrease in revenues from these facilities or an increase in operating costs could adversely affect our results of operations and cash flows.

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

26	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

Factors beyond our control could adversely affect project costs and completion of construction projects.

We expect to spend an aggregate of between $2.3 billion and $2.4 billion during the period 2014 to 2018 on capital investments. These types of construction projects are subject to many of the usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the ability to obtain or the cost of labor or materials; the ability of the contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable law or regulations; other governmental actions; and events in the global economy.

Certain of these projects require the approval of our regulators. In the event we receive approval, total costs of a project may be higher than estimated and/or higher than amounts approved by our regulators, and there is no guarantee that we will be allowed to recover these additional costs in rates.

Severe weather events, such as floods, droughts, tornadoes and blizzards, could result in substantial damage to or limit the operation of our facilities.

Severe weather events could result in substantial damage to our electric generating and gas distribution facilities, as well as ATC's transmission lines. Our hydroelectric generation operations could be adversely affected if there is a significant change in water levels in their respective waterways. In addition, a significant reduction in water levels in waterways that supply cooling water to our power plants, whether by drought or otherwise, could restrict or prevent the operation of such facilities.

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

Advances in technology could make our electric generating facilities less competitive.

We generate power at central station power plants to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines and solar cells, which have become more cost competitive. It is possible that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station power electric production. If these technologies became cost competitive and achieved economies of scale, our market share could be eroded, and the value of our generating facilities could be reduced. Advances in technology could also change the channels through which our electric customers purchase or use power, which could reduce our sales and revenues or increase our expenses.

Under our current rate structure, widespread adoption of distributed generation by our electric customers could increase the cost of service for our remaining customers. Increases in our rates could contribute to slower than anticipated customer growth and reduced demand for electricity, which could have an adverse impact on our financial condition, results of operations and cash flows.

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

27	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

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

In addition, any theft, loss and/or fraudulent use of customer, stockholder, employee or proprietary data as a result of cyber intrusion or otherwise could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers, stockholders and regulators, among others. At this time, we are not aware of any cyber intrusion or security breach of our systems.

Internet-based attacks on critical U.S. energy infrastructure are occurring with more frequency. In February 2013, the President issued an Executive Order providing for intelligence gathering and information exchange on cyber attacks and cyber threats to privately owned critical infrastructure. The framework is being developed jointly by the government and industry.

We continue to strengthen our electronic systems. However, as cyber attacks become more sophisticated, we may be required to incur significant costs to strengthen our information and electronic control systems from outside intrusions and/or to obtain insurance coverage related to the threat of such attacks.

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

We operate in an industry that requires many of our employees to possess unique technical skill sets. Events such as an aging workforce without appropriate replacements may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. Failure to hire and obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be adversely affected.

Failure of a counterparty to one of our power purchase agreements could have an adverse impact on our results of operations.

We have entered into several power purchase agreements with non-affiliated companies, and continue to look for additional opportunities to enter into these agreements. Currently, sales through power purchase agreements are responsible for approximately 4.5% of our electric revenues. Revenues are dependent on the continued performance by the purchasers of their obligations under the power purchase agreements. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more purchasers could fail to perform their obligations under the power purchase agreements. If this were to occur, we would expect that any operating and other costs that were initially allocated to a defaulting customer's power purchase agreement would be reallocated among our retail customers. To the extent there is any regulatory lag to adjust rates, a customer default under a power purchase agreement could have a negative impact on our results of operations and cash flows.

28	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

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

We rely on access to short-term and long-term capital markets to support our capital expenditures and other capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities and equity contributions from our parent, Wisconsin Energy. Successful implementation of our long-term business strategies, including capital investment is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, under competitive terms and rates. In addition, we rely on a committed bank credit agreement as back-up liquidity which allows us to access the low cost commercial paper markets. If our access to any of these markets were limited, or our cost of capital significantly increased due to a rating downgrade, an economic downturn or uncertainty, prevailing market conditions, concerns over foreign economic conditions and/or the ability of foreign governments and central banks to respond to changing economic conditions, changes in tax policy, war or the threat of war, a negative view of the utility industry, failures of financial institutions or other factors, our ability to implement our business plan could be limited which could materially and adversely affect our results of operations.

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

Our service territories have been impacted by the slow economy the country has been experiencing over the past several years. As a result, we expect to continue experiencing electric sales below historical trends.

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

29	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

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

The mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. Sales to these customers, including the mines, totaled 2,173.6 GWh, or 7.6% of our retail electric sales for the year ended December 31, 2012. Previously, the owner of the mines announced that they would shut down the Empire mine by the end of 2014 or beginning of 2015. We negotiated an SSR agreement with MISO and took other steps to mitigate the loss of these sales. Although the financial impact in future periods is uncertain, we currently estimate that these losses will not have a material impact on our consolidated financial statements in 2014.

FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. The MISO Energy Markets rules require that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes a Locational Marginal Price (LMP) that reflects the market price for energy. As a participant in the MISO Energy Markets, we are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining stability of the transmission system. MISO also implemented an Ancillary Services Market for operating reserves that was simultaneously co-optimized with its existing energy markets.

These market designs have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the market and the costs associated with estimated payment settlements.

An increase in natural gas costs could negatively impact our electric and gas utility operations.

We burn natural gas in several of our peaking power plants and in Port Washington Generating Station Unit 1 (PWGS 1) and Port Washington Generating Station Unit 2 (PWGS 2), and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. Disruption in the supply of natural gas due to a curtailment in production or distribution can increase the cost of natural gas, as can international market conditions and demand for natural gas. Higher natural gas costs can have the effect of increasing demand for other sources of fuel thereby increasing the costs of those fuels as well. Additionally, high natural gas costs increase our working capital requirements and could adversely impact our collections of accounts receivable.

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

We are dependent on coal for much of our electric generating capacity. Although we generally carry sufficient coal inventory at our generating facilities to mitigate an interruption or decline in supply, there can be no assurance that the inventory will be adequate to fully mitigate all potential reductions in supply. While we have coal supply and transportation contracts in place, there can be no assurance that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. The suppliers under these agreements may experience financial or operational problems that inhibit

30	Wisconsin Electric Power Company

ITEM 1A. RISK FACTORS - (Cont'd)	2013 Form 10-K

their ability to fulfill their obligations to us, or we may experience operational problems or constraints that prevent us from taking delivery. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. Furthermore, demand for coal can impact its availability and cost. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices, or we may be forced to reduce generation at our coal units and replace this lost generation through additional power purchases in the MISO market. There is no guarantee that we would be able to fully recover any increased costs in rates.

Our electric generation frequently exceeds our customer load. When this occurs, we generally sell the excess generation into the MISO market. If we are unable to run our lower cost units we may lose the ability to engage in these opportunity sales, which may adversely affect our results of operations.

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

Our cost of providing pension and other post-retirement benefit plans is dependent upon a number of factors including actual plan experience and assumptions concerning the future, such as earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and our required or voluntary contributions to be made to the plans. Plan assets are subject to market fluctuations and may yield returns that fall below projected return rates. A decline in the market value of these assets may increase our funding requirements. Changes in interest rates affect plan liabilities - as rates decrease, the liabilities increase, which could increase our funding requirements. Changes in demographics, such as an increase in the number of retirements or changes in life expectancy assumptions, may also increase our funding requirements. Changes made to the plans may also impact current and future pension costs. We are facing rising medical costs for both active and retired employees. It is possible that these costs may increase at a rate that is significantly higher than anticipated. If we are unable to successfully manage our benefit plan assets and medical costs, our cash flows, financial condition or results of operations could be adversely impacted.

Our ability to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. Our insurance coverage may not provide protection against all significant losses.

Our ability to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting our business, as well as by international, national, state or local events, as well as the financial condition of insurers. Insurance coverage may not continue to be available at all or at rates or terms similar to those presently available to us. In addition, our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows and financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

31	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 2.	PROPERTIES

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

As of December 31, 2013, we owned, or leased from We Power, the following generating assets:

		No. of	Dependable
		Generating	Capability
Name	Fuel	Units	In MW (a)
Coal-Fired Plants
South Oak Creek	Coal	4	990
Oak Creek Expansion	Coal	2	1,057
Presque Isle	Coal	5	344
Pleasant Prairie	Coal	2	1,188
Valley	Coal	2	236
Milwaukee County	Coal	3	7
Total Coal-Fired Plants		18	3,822
Natural Gas-Fired Plants
Port Washington Generating Station	Gas	2	1,082
Germantown Combustion Turbines	Gas/Oil	5	258
Concord Combustion Turbines	Gas/Oil	4	352
Paris Combustion Turbines	Gas/Oil	4	352
Other Combustion Turbines & Diesel	Gas/Oil	2	—
Total Natural Gas-Fired Plants		17	2,044
Renewables
Hydro Plants (13 in number)		33	39
Rothschild Biomass Plant	Biomass	1	50
Byron Wind Turbines	Wind	2	—
Blue Sky Green Field	Wind	88	29
Glacier Hills	Wind	90	32
Montfort Wind Energy Center	Wind	20	5
Total Renewables		234	155
Total System		269	6,021

(a)
Dependable capability is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility. The values are established by tests and may change slightly from year to year. Dependable capability for the wind sites is determined based on a capacity factor of approximately 20%.

As of December 31, 2013, we operated approximately 21,511 pole-miles of overhead distribution lines and 24,086 miles of underground distribution cable, as well as approximately 350 distribution substations and 290,999 line transformers.

As of December 31, 2013, our gas distribution system included approximately 9,514 miles of distribution mains connected at 26 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian Pipeline L.L.C., Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company. We have a liquefied natural gas storage plant that converts and stores in liquefied form natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dth per day. Our gas distribution system consists almost entirely of plastic and coated steel pipe.

32	Wisconsin Electric Power Company

ITEM 2. PROPERTIES - (Cont'd)	2013 Form 10-K

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

As of December 31, 2013, the combined steam systems supplied by the VAPP and Milwaukee County Power Plant consisted of approximately 42 miles of both high pressure and low pressure steam piping, nine miles of walkable tunnels and other pressure regulating equipment.

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

Paris Generating Station:   See Factors Affecting Results, Liquidity and Capital Resources -- Other Matters for information concerning a NOV issued in connection with the replacement of certain turbine blades as part of maintenance performed on Units 1 and 4 at our PSGS.

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

Edgewater Generating Unit 5:   In December 2009, the EPA issued a NOV concerning several coal-fired power plants owned and operated by Wisconsin Power and Light Company (WPL), including Edgewater Generating Unit 5, of which we owned 25%. Due to our ownership interest at the time, we were named in the NOV. Although we sold our interest to WPL in March 2011, we retained our share of the liability related to the NOV.

In April 2013, a complaint and consent decree were simultaneously lodged with the court in United States v. Wisconsin Power and Light Company, Madison Gas and Electric Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, Case No. 13-cv-00266. The consent decree was entered by the court in June 2013, and resolved all allegations in the NOV related to Edgewater 5 and the other coal fired power plants owned and operated by WPL, as well as air permitting and opacity violations alleged by Sierra Club against WPL. Our share of the financial obligation associated with this consent decree was immaterial. This matter was fully closed when the consent decree was terminated as to us on October 1, 2013.
See Environmental Compliance in Item 1 and Environmental Matters, Manufactured Gas Plant Sites, and Coal Combustion Product Landfill Sites in Note Q -- Commitments and Contingencies in the Notes to Consolidated Financial Statements which are incorporated by reference herein, for a discussion of matters related to certain solid waste and coal combustion product landfills, manufactured gas plant sites and air quality.

33	Wisconsin Electric Power Company

ITEM 3. LEGAL PROCEEDINGS - (Cont'd)	2013 Form 10-K

UTILITY RATE MATTERS

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 for information concerning rate matters in the jurisdictions where we do business.

OTHER MATTERS

For information concerning Wisconsin Energy's PTF strategy, including the Settlement Agreement with Bechtel Power Corporation (Bechtel), see Factors Affecting Results, Liquidity and Capital Resources -- Power the Future.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

34	Wisconsin Electric Power Company

2013 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages at December 31, 2013 and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die or are removed pursuant to the Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa.   Age 63.

•	Wisconsin Energy -- Chairman of the Board and Chief Executive Officer since May 2004. President from April 2003 to July 2013.

•	Wisconsin Electric -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.

•	Wisconsin Gas -- Chairman of the Board since May 2004. President and Chief Executive Officer since August 2003.

•	Director of Joy Global, Inc. and Badger Meter, Inc.

•	Director of Wisconsin Energy, Wisconsin Electric and Wisconsin Gas since 2003.

Stephen P. Dickson.   Age 53.

•	Wisconsin Energy -- Vice President since 2005. Controller since 2000.

•	Wisconsin Electric -- Vice President since 2005. Controller since 2000.

•	Wisconsin Gas -- Vice President since 2005. Controller since 1998.

J. Kevin Fletcher.   Age 55.

•	Wisconsin Electric -- Senior Vice President since October 2011.

•	Wisconsin Gas -- Senior Vice President since October 2011.

•
Georgia Power -- Vice President - Community and Economic Development from 2007 to October 2011. Georgia Power is an affiliate of The Southern Company, a public utility holding company serving the southeastern United States.

Robert M. Garvin.   Age 47.

•	Wisconsin Energy -- Senior Vice President since April 2011.

•	Wisconsin Electric -- Senior Vice President since April 2011.

•	Wisconsin Gas -- Senior Vice President since April 2011.

•	American Transmission Co. -- Vice President and General Counsel from 2009 to April 2011.

•	NextEra Energy Resources -- Vice President from 2007 to 2009.

J. Patrick Keyes.   Age 48.

•	Wisconsin Energy -- Executive Vice President and Chief Financial Officer since September 2012. Treasurer from April 2011 to February 2013. Vice President from April 2011 to August 2012.

•	Wisconsin Electric -- Executive Vice President and Chief Financial Officer since September 2012. Treasurer from April 2011 to February 2013. Vice President from April 2011 to August 2012.

•	Wisconsin Gas -- Executive Vice President and Chief Financial Officer since September 2012. Treasurer from April 2011 to February 2013. Vice President from April 2011 to August 2012.

•	Accenture -- Senior Executive from September 2001 to March 2011.

Allen L. Leverett.   Age 47.

•	Wisconsin Energy -- President since August 2013. Executive Vice President from May 2004 to July 2013. Chief Financial Officer from July 2003 to February 2011.

•	Wisconsin Electric -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 to February 2011.

•	Wisconsin Gas -- Executive Vice President since May 2004. Chief Financial Officer from July 2003 to February 2011.

Susan H. Martin.   Age 61.

•
Wisconsin Energy -- Executive Vice President and General Counsel since March 2012. Corporate Secretary since December 2007. Vice President and Associate General Counsel from December 2007 to February 2012.

35	Wisconsin Electric Power Company

EXECUTIVE OFFICERS OF THE REGISTRANT - (Cont'd)	2013 Form 10-K

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

2013 Form 10-K

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

Quarter	2013	2012
	(Millions of Dollars)

First	$60.0	$44.9
Second	110.0	44.9
Third	60.0	44.9
Fourth	110.0	44.9
Total	$340.0	$179.6

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

37	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 6.	SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED SELECTED FINANCIAL AND STATISTICAL DATA

Financial	2013	2012	2011	2010	2009
Year Ended December 31
Earnings available for common stockholder (Millions)	$360.0	$366.1	$338.4	$314.2	$287.4

Operating Revenues (Millions)
Electric	$3,308.7	$3,193.9	$3,211.3	$2,936.3	$2,685.0
Gas	451.9	385.1	477.3	481.6	564.2
Steam	39.6	34.3	39.0	38.8	39.1
Total operating revenues	$3,800.2	$3,613.3	$3,727.6	$3,456.7	$3,288.3

At December 31 (Millions)
Total assets	$12,285.6	$12,022.6	$11,661.3	$10,170.7	$8,871.2
Long-term debt and capital lease obligations (including current maturities)	$5,258.8	$5,276.8	$5,022.0	$4,053.5	$3,092.8

CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA

	(Millions of Dollars) (a)
	March		June
Three Months Ended	2013	2012	2013	2012
Operating revenues	$1,004.6	$946.6	$880.5	$840.6
Operating income	$173.1	$172.3	$124.2	$132.3
Earnings available for common stockholder	$104.4	$115.6	$72.8	$83.0

	September		December
Three Months Ended	2013	2012	2013	2012
Operating revenues	$964.6	$951.9	$950.5	$874.2
Operating income	$164.6	$193.3	$144.0	$85.4
Earnings available for common stockholder	$98.9	$122.2	$83.9	$45.3

(a)	Quarterly results of operations are not directly comparable because of seasonal and other factors. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

38	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our regulated utility business primarily consists of electric generation assets and the electric and gas distribution assets that serve our electric and gas customers. We operate under a traditional rate regulated cost of service environment. During 2013, our regulated utility earned $605.9 million of operating income. Over the next five years, we expect to invest approximately $2.3 billion to $2.4 billion in this business.

We have a 23.0% ownership interest in ATC, a MISO member company regulated by FERC. Our investment in ATC totaled $354.1 million as of December 31, 2013, and our 2013 pre-tax earnings from ATC totaled $60.2 million. Over the next five years, in addition to any potential investment through our undistributed earnings in ATC, we expect to make capital contributions of approximately $114 million in ATC as it continues to invest in transmission projects.

RESULTS OF OPERATIONS

EARNINGS

2013 vs. 2012:   Earnings decreased to $360.0 million in 2013 compared with $366.1 million in 2012. The decrease in earnings was due to an increase in net interest expense and a decrease in other income and deductions, offset by an increase in operating income. Operating income increased $22.6 million between the comparative periods, primarily caused by favorable winter weather during 2013 and pricing increases which were partially offset by an increase in operation and maintenance expense and depreciation expense.

2012 vs. 2011:   Earnings increased to $366.1 million in 2012 compared with $338.4 million in 2011. Operating income increased $109.7 million between the comparative periods. The increase in operating income was primarily caused by decreased other operation and maintenance expense and decreased fuel and purchased power expenses.

39	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

The following table summarizes our consolidated earnings during 2013, 2012 and 2011:

	2013	2012	2011
	(Millions of Dollars)
Utility Gross Margin
Electric (See below)	$2,164.2	$2,103.6	$2,052.1
Gas (See below)	173.6	157.4	171.1
Steam	26.0	20.8	23.7
Total Gross Margin	2,363.8	2,281.8	2,246.9
Other Operating Expenses
Other operation and maintenance	1,417.3	1,327.8	1,447.6
Depreciation and amortization	278.6	257.6	220.3
Property and revenue taxes	110.0	113.1	105.4
Total Operating Expenses	1,805.9	1,698.5	1,773.3
Treasury Grant	48.0	—	—
Operating Income	605.9	583.3	473.6
Equity in Earnings of Transmission Affiliate	60.2	57.6	54.9
Other Income and Deductions, net	17.4	32.3	62.1
Interest Expense, net	121.4	113.2	94.2
Income Before Income Taxes	562.1	560.0	496.4
Income Tax Expense	200.9	192.7	156.8
Preferred Stock Dividend Requirement	1.2	1.2	1.2
Earnings Available for Common Stockholder	$360.0	$366.1	$338.4

40	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Electric Utility Gross Margin

The following table compares our electric utility gross margin during 2013 with similar information for 2012 and 2011, including a summary of electric operating revenues and electric sales by customer class:

	Electric Revenues and Gross Margin			MWh Sales
Electric Utility Operations	2013	2012	2011	2013	2012	2011
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$1,208.6	$1,163.9	$1,159.2	8,141.9	8,317.7	8,278.5
Small Commercial/Industrial	1,048.0	1,013.6	1,006.9	8,860.4	8,860.0	8,795.8
Large Commercial/Industrial	711.9	744.3	763.7	8,673.4	9,710.7	9,992.2
Other - Retail	23.4	22.8	22.9	152.3	154.8	153.6
Total Retail	2,991.9	2,944.6	2,952.7	25,828.0	27,043.2	27,220.1
Wholesale - Other	143.7	144.4	154.0	1,953.5	1,566.6	2,024.8
Resale - Utilities	143.2	53.4	69.5	4,382.7	1,642.4	2,065.7
Other Operating Revenues	28.4	51.5	35.1	—	—	—
Total	3,307.2	3,193.9	3,211.3	32,164.2	30,252.2	31,310.6
Electric Customer Choice (a)	1.5	—	—	813.0	—	—
Total, including electric customer choice	3,308.7	3,193.9	3,211.3

Fuel and Purchased Power
Fuel	611.1	541.6	644.4
Purchased Power	533.4	548.7	514.8
Total Fuel and Purchased Power	1,144.5	1,090.3	1,159.2
Total Electric Gross Margin	$2,164.2	$2,103.6	$2,052.1

Weather -- Degree Days (b)
Heating (6,580 Normal)				7,233	5,704	6,633
Cooling (730 Normal)				688	1,041	793

(a)	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Electric Utility Revenues and Sales

2013 vs. 2012:   Our electric utility operating revenues increased by $114.8 million, or 3.6%, when compared to 2012. The most significant factors that caused a change in revenues were:

•
Wisconsin net retail pricing increases of $115.6 million ($177.7 million less $62.1 million related to Section 1603 Renewable Energy Treasury Grant (Treasury Grant) bill credits), which is primarily related to our 2013 Wisconsin Rate Case. For information on the Treasury Grant and the rate order in the 2013 rate case, see -- Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments and -- Rates and Regulatory Matters, respectively.

•	A $89.8 million increase in sales for resale due to increased sales into the MISO Energy Markets as a result of increased availability of our generating units.

•
A $48.0 million decrease in large commercial/industrial sales due to the two iron ore mines that switched to an alternative electric supplier effective September 1, 2013. See Factors Affecting Results, Liquidity and Capital Resources -- Industry Restructuring and Competition -- Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

•
A $23.1 million decrease in other operating revenues, primarily driven by the amortization of $25.9 million in 2012 related to the settlement with the United States Department of Energy (DOE). For additional information on the DOE settlement, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- 2012 Fuel Cost Plan Request.

41	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

•	A return to more normal summer weather as compared to the prior year that decreased electric revenues by an estimated $17.7 million.

As measured by cooling degree days, 2013 was 5.8% cooler than normal, and 33.9% cooler than 2012. Residential sales decreased by 2.1%, primarily due to the weather. Sales to our large commercial/industrial customers decreased by 10.7% primarily because of a decrease in sales to the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 3.0%. The two iron ore mines, which we served on an interruptible tariff rate, switched to an alternative electric supplier effective September 1, 2013. In addition, other smaller retail customers have switched to an alternative electric supplier. Wholesale - Other sales increased 24.7% primarily due to increased off-peak energy sales which generate lower incremental revenue because the majority of our wholesale revenue is tied to demand.

2012 vs. 2011:   Our electric utility operating revenues decreased by $17.4 million, or 0.5%, when compared to 2011. The most significant factors that caused a change in revenues were:

•	Favorable weather as compared to 2011 that increased electric revenues by an estimated $28.5 million.

•	Other operating revenues increased by approximately $16.4 million, driven by the $25.9 million amortization of the settlement with the DOE.

•	A planned outage at an iron ore mine in 2012 and the conversion to self-generation of two other large customers decreased electric revenues by an estimated $20.4 million.

•	A $16.2 million reduction in sales for resale due to reduced sales into the MISO Energy Markets.

•	Lower MWh sales to our wholesale customers, which decreased revenue by an estimated $12.4 million as compared to 2011.

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

Sales to our large commercial/industrial customers decreased by 2.8% primarily due to the planned outage at one of the iron ore mines in Michigan and the conversion to self-generation of two other large customers. Excluding sales to these three customers, MWh sales to large commercial/industrial customers increased by 1.1%. Wholesale sales decreased primarily due to the low market price of power in 2012 as compared to 2011, which caused some of these customers to obtain energy from the MISO market rather than through our contracts. The reduction did not impact the majority of revenue received from these customers, which is tied to demand. The lower market price of power also reduced our ability to sell energy into the MISO Energy Markets.

Electric Fuel and Purchased Power Expenses

2013 vs. 2012:   Our electric fuel and purchased power costs increased by $54.2 million, or approximately 5.0%, when compared to 2012. This increase was primarily caused by a 6.3% increase in total MWh sales, partially offset by a decrease in our average cost of fuel because of outage timing and a decrease in coal costs.

2012 vs. 2011:   Our electric fuel and purchased power costs decreased by $68.9 million, or approximately 5.9%, when compared to 2011. This decrease was primarily caused by a 3.4% decrease in total MWh sales as well as a reduction in our average cost of fuel and purchased power because of lower natural gas prices.

42	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Gas Utility Revenues, Gross Margin and Therm Deliveries

The following table compares our total gas utility operating revenues and gross margin (total gas utility operating revenues less cost of gas sold) during 2013, 2012 and 2011.

Gas Utility Operations	2013	2012	2011
	(Millions of Dollars)

Operating Revenues	$451.9	$385.1	$477.3
Cost of Gas Sold	278.3	227.7	306.2
Gross Margin	$173.6	$157.4	$171.1

We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under our GCRM. The following table compares our gas utility gross margin and therm deliveries by customer class during 2013, 2012 and 2011:

	Gross Margin			Therm Deliveries
Gas Utility Operations	2013	2012	2011	2013	2012	2011
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$117.8	$106.1	$114.7	380.8	294.3	339.4
Commercial/Industrial	37.5	33.0	38.1	210.9	165.3	198.7
Interruptible	0.5	0.5	0.5	5.4	5.0	5.3
Total Retail	155.8	139.6	153.3	597.1	464.6	543.4
Transported Gas	16.5	16.5	16.3	327.6	344.5	294.4
Other	1.3	1.3	1.5	—	—	—
Total	$173.6	$157.4	$171.1	924.7	809.1	837.8

Weather -- Degree Days (a)
Heating (6,580 Normal)				7,233	5,704	6,633

(a)	As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

2013 vs. 2012:   Our total retail gas margin increased by $16.2 million, or approximately 11.6%, when compared to 2012. We estimate that colder winter weather increased gas margins by approximately $22.1 million. As measured by heating degree days, 2013 was 26.8% colder than 2012 and 9.9% colder than normal. Gas margins were reduced by $8.1 million because of lower gas rates that became effective January 1, 2013.

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

Other Operation and Maintenance Expense

2013 vs. 2012:   Our other operation and maintenance expense increased by $89.5 million, or approximately 6.7%, when compared to 2012. This increase is primarily driven by the reinstatement of $148.0 million of regulatory amortizations, offset in part by continued cost control efforts. For additional information on the regulatory amortizations, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- 2012 Wisconsin Rate Case.

Our operation and maintenance expenses are influenced by, among other things, labor costs, employee benefit costs, plant outages and amortization of regulatory assets.

43	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

2012 vs. 2011:   Our other operation and maintenance expense decreased by $119.8 million, or approximately 8.3%, when compared to 2011. This decrease is primarily due to the one year suspension of $148.0 million of amortization expense on certain regulatory assets as authorized under our 2012 Wisconsin Rate Case.

Depreciation and Amortization Expense

2013 vs. 2012:   Depreciation and Amortization expense increased by $21.0 million, or approximately 8.2%, when compared to 2012. This increase was primarily because of an overall increase in utility plant in service. The emission control equipment for units 5 and 6 of the Oak Creek Air Quality Control System (AQCS) project went into service in March 2012, and for units 7 and 8 in September 2012. In addition, our new biomass plant went into service in November 2013. For additional information on the AQCS and biomass facility, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters -- Oak Creek Air Quality Control System and -- Renewables, Efficiency, and Conservation, respectively.

We expect depreciation and amortization expense to increase in 2014 primarily as a result of an increase in utility plant in service related to the biomass plant, which will have been in service a full year.

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

Treasury Grant

During 2013, we recognized $48 million of income related to a Treasury Grant associated with our recently completed biomass plant. The grant income that we recognized in income is equal to the bill credits provided to our retail electric customers in Wisconsin before related tax benefits. For additional information on the Treasury Grant, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments.

During 2014, we expect to recognize approximately $13 million of grant income. This amount is equal to the bill credits we expect to provide to our retail electric customers in Wisconsin before related tax benefits.

Other Income and Deductions, net

Other Income and Deductions, net	2013	2012	2011
	(Millions of Dollars)

AFUDC - Equity	$17.6	$34.9	$59.2
Other, net	(0.2)	(2.6)	2.9
Total Other Income and Deductions, net	$17.4	$32.3	$62.1

2013 vs. 2012:   Other income and deductions, net decreased by approximately $14.9 million, or 46.1%, when compared to 2012. This decrease primarily relates to lower AFUDC - Equity related to the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8, partially offset by the biomass plant which went into service in November 2013.

During 2014, we expect to see a reduction in AFUDC - Equity as we expect to have fewer large construction projects.

2012 vs. 2011:   Other income and deductions, net decreased by approximately $29.8 million, or 48.0%, when compared to 2011. This decrease primarily relates to lower AFUDC - Equity related to the Glacier Hills Wind Park, which went into service in December 2011, as well as the Oak Creek AQCS project which emission control equipment went into service in March 2012 for units 5 and 6 and September 2012 for units 7 and 8.

44	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Interest Expense, net

Interest Expense, net	2013	2012	2011
	(Millions of Dollars)

Gross Interest Costs	$128.8	$127.7	$118.9
Less: Capitalized Interest	7.4	14.5	24.7
Interest Expense, net	$121.4	$113.2	$94.2

2013 vs. 2012:   Our net interest expense increased by $8.2 million, or 7.2%, as compared to 2012, primarily because of lower capitalized interest. Our capitalized interest decreased by $7.1 million primarily because of lower construction work in progress.

During 2014, we expect to see slightly lower net interest expense as gross interest costs are expected to decrease due to a lower weighted average embedded interest rate on our long-term debt. We expect this decrease will be partially offset by a reduction in capitalized interest as a result of the biomass plant going into service in 2013.

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

Income Tax Expense

2013 vs. 2012:   Our effective tax rate was 35.7% in 2013 compared with 34.4% in 2012. This increase in our effective tax rate was primarily the result of reduced domestic production activities deductions and AFUDC - Equity. For further information, see Note G -- Income Taxes in the Notes to Consolidated Financial Statements. We expect our 2014 annual effective tax rate to be between 37.5% and 38.5%.

2012 vs. 2011:   Our effective tax rate was 34.4% in 2012 compared with 31.6% in 2011. This increase in our effective tax rate was primarily the result of decreased AFUDC - Equity.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following table summarizes our cash flows during 2013, 2012 and 2011:

	2013	2012	2011
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$862.6	$807.0	$543.9
Investing Activities	$(560.1)	$(605.6)	$(762.1)
Financing Activities	$(311.5)	$(180.0)	$207.6

Operating Activities

2013 vs. 2012:   Cash provided by operating activities was $862.6 million during 2013, which was an increase of $55.6 million over 2012. The increase is primarily because of lower contributions to our qualified benefit plans and higher non-cash charges to earnings. During 2013, we made no contributions to our qualified benefit plans, compared to contributions of $92.9 million during 2012. In addition, we had higher depreciation expense and

45	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

amortization expense. Included in the higher amortization expense is a $120.9 million increase in the amortization of regulatory items. Partially offsetting these items is an increase in accounts receivable and accrued revenues of $201.3 million because of colder winter weather and the Treasury Grant.

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

Investing Activities

2013 vs. 2012:   Cash used in investing activities was $560.1 million during 2013, which was $45.5 million lower than 2012. Our capital expenditures decreased by $68.9 million during 2013 as compared to 2012, primarily because of decreased spending as the Oak Creek AQCS project went into service in 2012. Our change in restricted cash decreased by $40.1 million which is related to the 2012 release of restricted cash through bill credits and the reimbursement of costs associated with the DOE settlement.

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

Financing Activities

The following table summarizes our cash flows from financing activities:

	2013	2012	2011
	(Millions of Dollars)

Dividends to Wisconsin Energy	$(340.0)	$(179.6)	$(239.6)
Net Increase in Debt	18.4	0.1	440.7
Other	10.1	(0.5)	6.5
Cash (Used in) Provided by Financing	$(311.5)	$(180.0)	$207.6

2013 vs. 2012:   Cash used in financing activities was $311.5 million during 2013 compared to $180.0 million during 2012. During 2013, we retired $300.0 million of long-term debt and issued $250 million of long-term debt. The net proceeds of the debt issuance were used to repay short-term debt and for other corporate purposes. In addition, we paid $160.4 million more dividends to Wisconsin Energy during 2013 as compared to 2012 which includes $100 million of special dividends to balance our capital structure.

2012 vs. 2011:   Cash used in financing activities was $180.0 million during 2012 compared to $207.6 million provided by financing activities during 2011. This change is primarily due to changes in our debt levels. During 2012, we issued $250 million of long-term debt and used the net proceeds to repay short-term debt and for other general corporate purposes compared to $300 million of long-term debt issued in 2011. In addition, short-term debt decreased $249.9 million in 2012 compared to a $140.7 million increase in 2011.

Dividends to Wisconsin Energy decreased by $60 million in 2012 compared to 2011 due to payment of a special dividend of $60 million to Wisconsin Energy in 2011 in anticipation of the 2012 Wisconsin rate case. The PSCW approved this dividend as part of our 2012 rate case order.

46	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of December 31, 2013, our current liabilities exceeded our current assets by approximately $44.3 million. Included in our current liabilities is approximately $379.5 million of long-term debt and capital lease obligations due currently. We do not expect this to have any impact on our liquidity because we believe we have an adequate back-up line of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

Liquidity

We anticipate meeting our capital requirements during 2014 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

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

As of December 31, 2013, we had approximately $493.9 million of available, undrawn lines under our bank back-up credit facility. As of December 31, 2013, we had approximately $174.5 million of commercial paper outstanding that was supported by the available line of credit. During 2013, our maximum commercial paper outstanding was $354.5 million with a weighted-average interest rate of 0.22%. For additional information regarding our commercial paper balances during 2013, see Note K -- Short-Term Debt in the Notes to Consolidated Financial Statements.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of December 31, 2013:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$6.1	$493.9	December 2017

This facility has a renewal provision for two one-year extensions, subject to lender approval.

The following table shows our consolidated capitalization structure as of December 31:

Capitalization Structure	2013		2012
	(Millions of Dollars)

Common Equity	$3,406.8	38.3%	$3,366.4	38.2%
Preferred Stock	30.4	0.3%	30.4	0.3%
Long-Term Debt (a)	2,467.3	27.8%	2,516.7	28.6%
Capital Lease Obligations (a)	2,791.5	31.4%	2,760.1	31.4%
Short-Term Debt (b)	197.3	2.2%	128.9	1.5%
Total	$8,893.3	100.0%	$8,802.5	100.0%

(a) Includes current maturities
(b) Includes subsidiary note payable to Wisconsin Energy

47	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

For a summary of the interest rate, maturity and amount outstanding of each series of our long-term debt on a consolidated basis, see the Consolidated Statements of Capitalization.

We are the obligor under two series of tax exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of December 31, 2013, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Bonus Depreciation Provisions

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, which extended the 50% bonus depreciation rules to include assets placed in service in 2013. These rules apply to the biomass plant we constructed in Rothschild, which went into service in November 2013. As a result of the increased federal tax depreciation for 2013 and prior years, we did not make federal income tax payments for 2013 and do not anticipate making federal income tax payments for 2014.
Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. We do have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at Standard & Poor's Ratings Services (S&P) and/or Baa3 at Moody's Investor Service (Moody's). As of December 31, 2013, we estimate that the collateral or the termination payments required under these agreements totaled approximately $211.8 million. Generally, collateral may be provided by a Wisconsin Energy guaranty, letter of credit or cash. We also have other commodity contracts that in the event of a credit rating downgrade could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In January 2014, Moody's raised our rating (senior unsecured to A1 from A2), and assigned us a stable ratings outlook. Our commercial paper rating remained at P-1.

In June 2013, S&P affirmed our ratings (commercial paper, A-2; senior unsecured, A-) and revised our ratings outlook from positive to stable.

In June 2013, Fitch Ratings affirmed our ratings (commercial paper, F1; senior unsecured, A+) and our stable ratings outlook.

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

Capital Requirements

Capital Expenditures:   Our estimated capital expenditures for the next three years are as follows:

(Millions of Dollars)
2014	$530.1
2015	498.1
2016	449.3
Total	$1,477.5

48	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

The majority of spending consists of upgrading our electric and gas distribution systems. Our actual future long-term capital requirements may vary from these estimates because of changing environmental and other regulations such as air quality standards, renewable energy standards and electric reliability initiatives that impact us.

Investments in Outside Trusts:   We use outside trusts to fund our pension and certain other post-retirement obligations. These trusts had investments of approximately $1.4 billion as of December 31, 2013. These trusts hold investments that are subject to the volatility of the stock market and interest rates.

During 2013, we made no contributions to our qualified pension plans or our qualified Other Post-Retirement Employee Benefit (OPEB) plans. During 2012, we contributed $88.5 million to our qualified pension plans and $4.4 million to our qualified OPEB plans. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note N -- Benefits in the Notes to Consolidated Financial Statements.

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

Contractual Obligations/Commercial Commitments:   We have the following contractual obligations and other commercial commitments as of December 31, 2013:

	Payments Due by Period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of Dollars)

Long-Term Debt Obligations (b)	$4,419.0	$410.8	$504.8	$419.5	$3,083.9
Capital Lease Obligations (c)	10,070.3	416.0	883.9	839.2	7,931.2
Operating Lease Obligations (d)	40.5	3.9	7.6	6.3	22.7
Purchase Obligations (e)	11,755.2	807.9	1,164.1	958.9	8,824.3
Other Long-Term Liabilities	871.9	91.9	174.4	175.3	430.3
Total Contractual Obligations	$27,156.9	$1,730.5	$2,734.8	$2,399.2	$20,292.4

(a)	The amounts included in the table are calculated using current market prices, forward curves and other estimates.

(b)	Principal and interest payments on Long-Term Debt (excluding capital lease obligations).

(c)	Capital Lease Obligations for power purchase commitments and the PTF leases.

(d)	Operating Lease Obligations for power purchase commitments and rail car leases.

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

49	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

MARKET RISKS AND OTHER SIGNIFICANT RISKS

We are exposed to market and other significant risks as a result of the nature of our businesses and the environment in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Regulatory Recovery:   We account for our regulated operations in accordance with accounting guidance for regulated entities. Our rates are determined by regulatory authorities. Our primary regulator is the PSCW. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense, if the regulated entity believes the recovery of these costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators, and recovery of these deferred costs in future rates is subject to the review and approval of those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of these costs is not approved by our regulators, the costs are charged to income in the current period. In general, regulatory assets are recovered in a period between one to eight years. Regulatory assets associated with pension and OPEB expenses are amortized as a component of pension and OPEB expense. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2013, our regulatory assets totaled $1,370.3 million and our regulatory liabilities totaled $634.2 million.

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

Wisconsin's retail electric fuel cost adjustment procedure mitigates some of our risk of electric fuel cost fluctuation. The fuel rules allow for a deferral of prudently incurred fuel costs that fall outside of a symmetrical band (plus or minus 2%). Under the rules, any over or under-collection of fuel costs deferred at the end of the year would be incorporated into fuel cost recovery rates in future years. For information regarding the fuel rules, see Rates and Regulatory Matters -- Wisconsin Fuel Proceedings.

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

Weather:   Our Wisconsin utility rates are set by the PSCW based upon estimated temperatures which approximate 20-year averages. Our electric revenues and sales are unfavorably sensitive to below normal temperatures during the summer cooling season, and to some extent, to above normal temperatures during the winter heating season. Our gas revenues and sales are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2013, 2012 and 2011, as measured by degree days, may be found above in Results of Operations.

50	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Interest Rate:   We have various short-term borrowing arrangements to provide working capital and general corporate funds. We also have variable rate long-term debt outstanding as of December 31, 2013. Borrowing levels under these arrangements vary from period to period depending on capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels.

We performed an interest rate sensitivity analysis as of December 31, 2013 of our outstanding portfolio of commercial paper and variable rate long-term debt. As of December 31, 2013, we had $174.5 million of commercial paper outstanding with a weighted-average interest rate of 0.22% and $147.0 million of variable rate long-term debt outstanding with a weighted-average interest rate of 0.50%. A one-percentage point change in interest rates would cause our annual interest expense to increase or decrease by approximately $3.2 million.

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

The fair value of our trust fund assets as of December 31, 2013 was approximately:

Millions of Dollars

Pension trust funds	$1,168.9
Other post-retirement benefits trust funds	$222.4

The expected long-term rate of return on plan assets for 2014 is 7.25% and 7.5%, respectively, for the pension and OPEB plans.

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

POWER THE FUTURE

All of the PTF units have been placed into service and are positioned to provide a significant portion of our future generation needs. The PTF units include PWGS 1, PWGS 2, Oak Creek expansion Unit 1 (OC 1) and Oak Creek expansion Unit 2 (OC 2).

51	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

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

We Power assigned its warranty rights to us upon turnover of each of the Oak Creek expansion units. The warranty claim for costs incurred to repair steam turbine corrosion damage identified on both units was scheduled to go to arbitration in October 2013, but we entered into a settlement agreement with Bechtel in June 2013 resolving the claim, as well as several other warranty claims. This settlement did not have a material impact to our financial statements. We, along with Bechtel, continue to work through two remaining items.

Pursuant to the terms of this settlement agreement, Bechtel achieved final acceptance of both Oak Creek expansion units.

RATES AND REGULATORY MATTERS

The PSCW regulates our retail electric, natural gas and steam rates in the state of Wisconsin, while FERC regulates our wholesale power and electric transmission service rates. The MPSC regulates our retail electric rates in the state of Michigan. For the year ended December 31, 2013, we estimate that approximately 87% of our electric revenues were regulated by the PSCW, 4% were regulated by the MPSC and the balance of our electric revenues was regulated by FERC. Because of the loss of several Michigan customers to an alternative electric supplier, the percentage of revenues regulated by the MPSC is likely to decline in the future. In Wisconsin, a general rate case is typically filed every two years. All of our natural gas and steam revenues are regulated by the PSCW. Orders from the PSCW can be viewed at http://psc.wi.gov/ and orders from the MPSC can be viewed at www.michigan.gov/mpsc/.

General Rate Proceedings

2013 Wisconsin Rate Case:   In March 2012, we initiated rate proceedings with the PSCW. In December 2012, the PSCW approved the following rate adjustments:

•
A net bill increase related to non-fuel costs for our Wisconsin retail electric customers of approximately $70 million (2.6%) for 2013. This amount reflects an offset of approximately $63 million (2.3%) of bill credits related to the proceeds of the Treasury Grant, including related tax benefits. Absent this offset, the retail electric rate increase for non-fuel costs was approximately $133 million (4.8%) for 2013.

•	An electric rate increase for Wisconsin Electric's Wisconsin electric customers of approximately $28 million (1.0%) for 2014, and a $45 million (1.6%) reduction in bill credits.

•	Recovery of a forecasted increase in fuel costs of approximately $44 million (1.6%) for 2013.

•	A rate decrease of approximately $8 million (1.9%) for our natural gas customers for 2013, with no rate adjustment in 2014. The new rates reflect a $6.4 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for our Downtown Milwaukee (Valley) steam utility customers for 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1 million (7.0%) in 2013 and $1 million (6.0%) in 2014, respectively, for our Milwaukee County steam utility customers.

52	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

These rate adjustments were effective January 1, 2013. In addition, the PSCW indicated that our allowed return on equity would remain at 10.4%. The PSCW also approved escrow accounting treatment for the Treasury Grant. In the first half of 2014, we expect to seek base rate increases to be effective in 2015.

2012 Wisconsin Rate Case:   In May 2011, we filed an application with the PSCW to initiate rate proceedings. In lieu of a traditional rate proceeding, we requested an alternative approach, which resulted in no increase in 2012 base rates for our customers. In order for us to proceed under this alternative approach, we requested that the PSCW issue an order that, among other things:

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

We received a final written order from the PSCW in November 2011.

2012 Michigan Rate Case:   In July 2011, we filed a $17.5 million rate increase request with the MPSC, primarily to recover the costs of environmental upgrades and OC 2. Pursuant to Michigan law, we self-implemented a $5.7 million interim electric base rate increase in January 2012. This increase was partially offset by a refund of $2.7 million of net proceeds from our settlement of the spent nuclear fuel litigation with the DOE, resulting in a net $3.0 million rate increase. In addition, approximately $2.0 million of renewable costs were included in our Michigan fuel recovery rate effective January 1, 2012. The MPSC approved a total increase in electric base rates of $9.2 million annually, effective June 27, 2012, and authorized a 10.1% return on equity. In 2014, we expect to seek a base rate increase to be effective in 2015.

2010 Wisconsin Rate Case:   In March 2009, we initiated rate proceedings with the PSCW. In December 2009, the PSCW approved the following rate adjustments:

•	An increase of approximately $85.8 million (3.35%) in our retail electric rates;

•	A decrease of approximately $2.0 million (0.35%) for natural gas service; and

•	A decrease of approximately $0.4 million (1.65%) for our Valley steam utility customers and a decrease of approximately $0.1 million (0.47%) for our Milwaukee County steam utility customers.

These rate adjustments became effective January 1, 2010. In addition, the PSCW lowered our authorized return on equity from 10.75% to 10.4%.

As part of its final decision in the 2010 rate case, the PSCW authorized us to reopen the docket in 2010 to review updated 2011 fuel costs. In September 2010, we filed an application with the PSCW to reopen the docket to review updated 2011 fuel costs and to set rates for 2011 that reflect those costs. The PSCW issued a final decision, increasing annual Wisconsin retail rates by $25.4 million effective April 29, 2011. The net increase was driven primarily by an increase in the delivered cost of coal.

2010 Michigan Rate Increase Request:   In July 2009, we filed a $42 million rate increase request with the MPSC, primarily to recover the costs of PTF projects. In July 2010, the MPSC issued its final order, approving a total increase of $23.5 million annually, or 14.2%. In August 2010, our largest customers, two iron ore mines, filed an appeal with the MPSC regarding this rate order. In October 2010, the MPSC ruled on the mines' appeal and reduced the rate increase by approximately $0.3 million annually, effective November 1, 2010. In November 2010, the mines filed a Claim of Appeal of the October 2010 order with the Michigan Court of Appeals. In December 2010, the MPSC filed a Motion for Remand with the Court of Appeals. In March 2011, the Court of Appeals denied the Motion for Remand. All briefs have been filed and the case is awaiting scheduling of oral argument.

Wisconsin Fuel Proceedings

Embedded within our base electric rates is an amount to recover fuel costs. The Wisconsin retail fuel rules require the company to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel costs

53	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

that are outside of the utility's symmetrical fuel cost tolerance, which the PSCW set at plus or minus 2% of the utility's approved fuel cost plan. The deferred fuel costs are subject to an excess revenues test.

2014 Fuel Cost Plan Request: On July 30, 2013, we filed our 2014 fuel cost plan with the PSCW requesting authority to decrease Wisconsin retail electric customers rates approximately $36 million in the form of a fuel credit primarily related to a reduction in delivered coal costs. The plan was approved by the PSCW on December 20, 2013.

2012 Fuel Cost Plan Request:   In August 2011, we filed a $50 million rate increase request with the PSCW to recover forecasted increases in fuel and purchased power costs. The primary reasons for the increase were projected higher coal, coal transportation and purchased power costs. In January 2012, the PSCW issued an order which provided for an increase in fuel costs of approximately $26 million, offset by approximately $26 million from the settlement with the DOE.

In November 2000, we filed a complaint against the DOE in the Court of Federal Claims for DOE's failure to remove used nuclear fuel from Point Beach, which we owned until September 2007. We negotiated a settlement with the DOE for $45.5 million, which we received in the first quarter of 2011. This amount, net of costs incurred, was returned to customers.

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

Electric Transmission Cost Recovery:   We divested our transmission assets with the formation of ATC in January 2001. We now procure transmission service from ATC at FERC approved tariff rates. In connection with the formation of ATC, our transmission costs have escalated due to the socialization of costs within ATC and increased transmission infrastructure requirements in Wisconsin. In 2002, in connection with the increased costs experienced by our customers, the PSCW issued an order which allowed us to use escrow accounting whereby we deferred transmission costs that exceeded amounts embedded in our rates. We were allowed to earn a return on the unrecovered transmission costs we deferred at our weighted-average cost of capital. As of December 31, 2013, we had $126.8 million of unrecovered transmission costs related to prior deferrals that are not subject to escrow accounting because our 2008 and 2010 PSCW rate orders provided for recovery of these costs. In the 2013 Wisconsin Rate Case, the PSCW reauthorized escrow accounting for future transmission costs and we are allowed to accrue these costs on a net of tax basis at the short-term debt rate.

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

Renewables, Efficiency and Conservation:   In March 2006, Wisconsin revised the requirements for renewable energy generation by enacting Act 141. Act 141 defines "baseline renewable percentage" as the average of an energy provider's renewable energy percentage for 2001, 2002 and 2003. A utility's renewable energy percentage is equal to the amount of its total retail energy sales that are provided by renewable sources. Our baseline renewable energy percentage is 2.27%. Under Act 141, we could not decrease our renewable energy percentage for the years 2006-2009, and for the years 2010-2014, we must increase our renewable energy percentage at least two percentage points to a level of 4.27%. As of December 31, 2013, we are in compliance with the Wisconsin renewable energy percentage of 4.27%. Act 141 further requires that for the year 2015 and beyond, the renewable energy percentage must increase at least six percentage points above the baseline to a level of 8.27%. Act 141 established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. To comply with increasing requirements, we have constructed and contracted for several hundred megawatts of wind generation and constructed a 50 MW biomass facility at Domtar Corporation's

54	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Rothschild, Wisconsin paper mill site that went into commercial operation on November 8, 2013. Wood waste and wood shavings are used to produce renewable electricity and will also support Domtar's sustainable papermaking operations. The final cost of completing this project was $269.0 million, excluding AFUDC. We also own four wind sites, consisting of 200 turbines with an installed capacity of 338 MW and a dependable capability of 66 MW.

We expect to be in compliance with Act 141's 2015 standard, and have entered into agreements for renewable energy credits which should allow us to remain in compliance with Act 141 through 2022. If market conditions are favorable, we may purchase more renewable energy credits.

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

Act 141 also redirects the administration of energy efficiency, conservation and renewable programs from the Wisconsin Department of Administration back to the PSCW and/or contracted third parties. In addition, Act 141 required that 1.2% of utilities' annual operating revenues be used to fund these programs in 2013. The funding required by Act 141 for 2014 is also 1.2% of annual operating revenues.

Public Act 295 enacted in Michigan requires 10% of the state's energy to come from renewables by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. Public Act 295 specifically calls for current recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

ELECTRIC SYSTEM RELIABILITY

We continue to upgrade our electric distribution system, including substations, transformers and lines. We had adequate capacity to meet the MISO calculated planning reserve margin during 2013 and 2012. All of our generating plants performed as expected during the warmest periods of the summer and all power purchase commitments under firm contract were received. During this period, public appeals for conservation were not required and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We expect to have adequate capacity to meet the planning reserve margin requirements during 2014. However, extremely hot weather, unexpected equipment failure or unavailability across the 15-state MISO market footprint could require us to call upon load management procedures.

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

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including: (1) the development of additional sources of renewable electric energy supply; (2) the review of water quality matters such as discharge limits and cooling water requirements and implementing improvements to our cooling water intake systems as needed; (3) the addition of emission control equipment to existing facilities to comply with new ambient air quality standards and federal clean air rules; (4) the conversion of the fuel source for VAPP from coal to natural gas; (5) the beneficial use of ash and other solid products from coal-fired generating units; and (6) the clean-up of former manufactured gas plant sites.

55	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Air Quality

EPA - Consent Decree:   In April 2003, we reached a Consent Decree with the EPA, in which it agreed to significantly reduce air emissions from its coal-fired generating facilities. In July 2003, the Consent Decree was amended to include the state of Michigan, and in October 2007, the U.S. District Court for the Eastern District of Wisconsin approved and entered the amended Consent Decree. The Consent Decree was further amended in January 2012 to change the point of air monitoring at the Oak Creek Power Plant to accommodate the AQCS that began service in 2012. In order to achieve the reductions agreed to in the Consent Decree, over the past 10 years we have installed new pollution control equipment, including the Oak Creek AQCS, upgraded existing equipment and retired certain older coal units at a cost of approximately $1.2 billion. We do not expect future costs to have a material impact on our consolidated financial statements.

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

In January 2010, the EPA announced its decision to further lower the 2008 8-hour ozone standard. However, in September 2011, President Obama requested the EPA to delay the reconsideration of the 8-hour ozone standard. In January 2014, environmental groups petitioned the U.S. District Court for the Northern District of California to order the EPA to propose a new ozone standard by the end of 2014 and to finalize the standard by October 2015. We expect that the EPA could lower the current 8-hour ozone standard from its current level.

Fine Particulate Standard:   In 2009, the EPA designated three counties in southeast Wisconsin (Milwaukee, Waukesha and Racine) as not meeting the daily standard for PM2.5. In April 2012, the EPA proposed to determine that these three counties meet the PM2.5 standard, and proposed to suspend the requirement that the state submit a SIP including reasonably available control technology (RACT) regulations. In December 2012, the EPA re-proposed this determination along with further clarification of its authority to suspend RACT and other SIP requirements. Until the EPA finalizes this action and redesignates the three counties to attainment, our generating facilities in the non-attainment counties will continue to be subject to more stringent construction permitting requirements and emission offset provisions. Also in December 2012, the EPA issued a revised and more stringent annual PM2.5 standard. Current monitored air quality data indicates that all areas of Wisconsin and Michigan's Upper Peninsula meet the revised standard. Although we do not expect the lower standard to impose any additional requirements on our operations, until the EPA develops a rule or guidance that dictates implementation of the new standard, we are unable to predict how these actions may affect any future construction permitting activities.

Sulfur Dioxide Standard:   In June 2010, the EPA issued new hourly SO2 NAAQS that became effective in August 2010. This standard represented a significant change from the previous SO2 standard. The implementation guidance for the new standard, among other things, required attainment designations to be based on modeling rather than monitoring. Traditionally, attainment designations were based on monitored data. The EPA has since advised that it is revisiting this implementation guidance. The EPA issued two technical assistance documents for comment in 2013 and expects to issue a rule in 2014 that will establish requirements for characterizing SO2 air quality in priority areas.

Various parties have submitted judicial and administrative challenges to this rule, and litigation is pending in the U.S. Court of Appeals for the D.C. Circuit challenging, among other things, the stringency of the standards and the EPA's plans to require attainment designations to be based on modeling.

If the new standard remains in place, we do not believe that we will need to make any significant additional expenditures at the majority of our generating units because of prior investments in pollution control equipment.

56	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

However, if the new standard does remain in place we believe that additional environmental controls will be required at PIPP located in the Upper Peninsula of Michigan.
In November of 2012 we entered into a joint venture agreement with Wolverine whereby Wolverine would pay for the installation of the air quality control systems at PIPP and receive a minority undivided ownership interest in the plant in return. However, in light of the loss of retail electric customers in Michigan due to that state’s alternative electric supplier program (see Restructuring in Michigan under Industry Restructuring and Competition), we re-evaluated options related to the ownership and operation of PIPP including different alternatives for the joint venture with Wolverine. Ultimately, in December 2013, the parties decided to terminate the joint venture. We are currently evaluating options for the long-term future of PIPP, including the potential sale of the plant. At the same time, we are analyzing several environmental compliance options at PIPP.
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
In January 2013, the EPA issued the National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial, and Institutional Boilers and Process Heaters (Industrial Boiler MACT Rule). The Industrial Boiler MACT rule imposes stringent limitations on numerous hazardous air pollutants from large boilers that do not meet the definition of electric generating units. The compliance date set forth in the rule is January 31, 2016, but a one year extension of that deadline may be available where emission controls cannot be installed and operational by the compliance date. Along with some smaller gas fired boilers in our fleet, the boilers at the Milwaukee County Power Plant (MCPP) are subject to this rule. We are currently evaluating compliance options for the three coal fired boilers at MCPP.

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

The rule was scheduled to become effective January 1, 2012. However, we and a number of other parties sought judicial review of the rule, and in August 2012, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CSAPR, keeping the CAIR in effect. The EPA successfully petitioned the United States Supreme Court, who heard the case in December 2013. A decision is expected by June 2014.

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

57	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

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

Because of the court decision to vacate CSAPR and subsequent appeals, we will not be able to determine final regional haze requirements for NOx and SO2 at our facilities until the United States Supreme Court issues its decision and any subsequent rulemaking activities that may be required as a result of that decision have been finalized.

Climate Change:   We continue to take measures to reduce our emissions of greenhouse gases. We support flexible, market-based strategies to curb greenhouse gas emissions, including emissions trading, joint implementation projects and credit for early actions. We support an approach that encourages technology development and transfer and includes all sectors of the economy and all significant global emitters. We have taken, and continue to take, several steps to reduce our emissions of greenhouse gases, including:

•	Repowered the Port Washington Power Plant from coal to natural gas-fired combined cycle units.

•	Added coal-fired units as part of the Oak Creek expansion that are the most thermally efficient coal units in our system.

•	Increased our investment in energy efficiency and conservation.

•	Added renewable capacity.

•	Planning to convert the fuel source at the VAPP from coal to natural gas.

•	Retired coal units 1-4 at PIPP

Federal, state, regional and international authorities have undertaken efforts to limit greenhouse gas emissions. The regulation of greenhouse gas emissions continues to be a top priority for the President's administration. In June 2013, the President issued a presidential memorandum instructing the EPA to, among other things, issue rules pertaining to greenhouse gas emissions from both new and existing power plants.

The EPA is pursuing regulation of greenhouse gas emissions using its existing authority under the CAA. On September 20, 2013, the EPA withdrew its 2012 proposed New Source Performance Standards greenhouse gas emissions rule, and issued new proposed rules with greenhouse gas limits for new fossil fueled power plants. The rule would not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines. Based upon currently available technology and the emission limits in the proposed rule, we believe that this rule, if promulgated, would effectively prohibit new conventional coal-fired power plants.

With respect to existing generating units, the EPA has indicated that it intends to issue a proposed rule in June 2014, a final rule by June 2015 and require SIPs to be submitted by June 30, 2016. Any such regulations may impact how we operate our existing facilities. Depending on the extent of rate recovery and other factors, these anticipated future rules could have a material adverse impact on our financial condition. For additional information, see the caption "We may face significant costs to comply with the regulation of greenhouse gas emissions." under Item 1A Risk Factors in this report.

We are required to report our CO2 equivalent emissions from our electric generating facilities to the EPA under its Mandatory Reporting of Greenhouse Gases rule. For 2012, we reported CO2 equivalent emissions of approximately 18.1 million metric tonnes to the EPA, compared with approximately 22.4 million metric tonnes for 2011. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 21.9 million metric tonnes to the EPA for 2013. The level of CO2 and other greenhouse gas emissions vary from year to year and are dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed and how our units are dispatched by MISO.

We are also required to report CO2 amounts related to the natural gas our gas utility distributes and sells. For 2012, we reported approximately 3.3 million metric tonnes of CO2 to the EPA related to our distribution and sale of natural gas, compared with approximately 3.8 million metric tonnes for 2011. Based upon our preliminary analysis of the

58	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

monitoring data, we estimate that we will report CO2 emissions of approximately 4.1 million metric tonnes to the EPA for 2013.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for VAPP from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC, and anticipate that the conversion will be completed by the end of 2015 or early 2016. We filed for a Certificate of Authority from the PSCW on April 26, 2013, and received preliminary approval on January 30, 2014. We expect to receive a final written order by the end of the first quarter. The construction air permit for the gas conversion was issued by the WDNR on November 11, 2013.

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

The EPA proposed a new Phase II rule in 2011; however, the promulgation of the final rule was delayed and is expected to occur by April 2014. Once the rule is final, we expect that it will apply to all of our existing generating facilities with cooling water intake structures other than the Oak Creek expansion, which was permitted under the Phase I rules.

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

In December, 2012, the WDNR issued a new Wisconsin Pollutant Discharge Elimination System (WPDES) permit for VAPP that became effective on January 1, 2013. The new permit includes significant new immediate and long-term permit requirements. Effluent toxicity testing and monitoring for additional parameters (phosphorous, mercury and ammonia-nitrogen), and a new heat addition limit from the cooling water discharges all took effect immediately. Longer term compliance requirements include thermal discharge studies, phosphorous evaluation and feasibility for reduction, mercury minimization planning, and redesign of the cooling water intakes to minimize impingement impacts to aquatic organisms.

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

59	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

our facility permits. The rule compliance deadline is as soon as possible after July 1, 2017 with full compliance expected by July 1, 2022. We already meet many of the proposed requirements defined by the EPA, and as a result believe we will be well positioned to comply with the proposed guidelines. There are several available options outlined in the proposed rule. The amount of additional costs we may need to incur to comply with the new guidelines, if any, will depend on which option(s) the EPA selects to incorporate into the final guidelines. Until the rules are finalized, we are unable to determine the impact on our facilities.

Land Quality

Proposed New Coal Combustion Products Regulation:   We currently have a program of beneficial utilization for substantially all of our coal combustion products, including fly ash, bottom ash and gypsum, which minimizes the need for disposal in specially-designed landfills. Both Wisconsin and Michigan have regulations governing the use and disposal of these materials. In 2010, the EPA issued draft rules for public comment proposing two alternative rules for regulating coal combustion products, one of which would classify the materials as hazardous waste. We anticipate that the EPA could take action on a final rule by the end of 2014. If coal combustion products are classified as hazardous waste, it could have a material adverse effect on our ability to continue our current program.

If coal combustion products are classified as hazardous waste and we terminate our coal combustion products utilization program, we could be required to dispose of the coal combustion products at a significant cost to the Company, which could adversely impact our results of operations and financial condition.

In addition, the EPA finalized the Commercial and Industrial Solid Waste Incineration Units rule under the CAA, as well as the Non-Hazardous Secondary Materials Rule. We received a letter from the EPA in 2013 that allows us to continue ash recovery and reburn as a non-hazardous secondary material based on our processing of the materials prior to reburning as currently allowed under the Secondary Materials Rule.

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

Dairy farmers have made claims against us for loss of milk production and other damages to livestock allegedly caused by stray voltage and ground currents resulting from the operation of our electrical system, even though that electrical system has been operated within the parameters of the PSCW's order. The Wisconsin Supreme Court has rejected the arguments that, if a utility company's measurement of stray voltage is below the PSCW "level of concern," that utility could not be found negligent in stray voltage cases. Additionally, the Court has held that the PSCW regulations regarding stray voltage were only minimum standards to be considered by a jury in stray voltage litigation. As a result of these rulings, claims by dairy farmers for livestock damage have been based upon ground currents with levels measuring less than the PSCW "level of concern." We continue to evaluate various options and strategies to mitigate this risk.

60	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

INDUSTRY RESTRUCTURING AND COMPETITION

Electric Utility Industry

The regulated energy industry continues to experience significant changes. FERC continues to support large RTOs, which affect the structure of the wholesale market. To this end, the MISO implemented bid-based markets, the MISO Energy Markets, including the use of LMP to value electric transmission congestion and losses. The MISO Energy Markets commenced operation in April 2005 for energy distribution and in January 2009 for operating reserves. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us. It is uncertain when retail access might be implemented, if at all, in Wisconsin; however, Michigan has adopted retail choice.

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

We have taken, and will continue to take, multiple steps to mitigate these impacts in 2014 and going forward. In August 2013, we filed a request with MISO to suspend the operation of all five units at PIPP. In October 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan. On January 30, 2014, we entered into a SSR Agreement with MISO to recover costs for operating and maintaining the units. The Agreement is effective February 1, 2014, has a one year term, and specifies monthly payments of $4.4 million to cover fixed costs. The Agreement also provides for the payment of our variable costs to operate and maintain the plant. MISO filed the SSR Agreement at FERC on January 31, 2014 and is requesting FERC's approval of this Agreement.

In addition, we filed an application with the MPSC requesting authority to defer all fixed production costs that would have been recovered from the customers who switched to an alternative electric supplier. In August 2013, the MPSC issued an order approving the deferral of costs allocable to our remaining Michigan retail customers. In September 2013, we filed a petition for re-hearing with the MPSC requesting reconsideration of its deferral order; however, our request was denied. Our ability to collect the deferred costs will be determined in a subsequent rate proceeding.

We file bi-annual retail rate cases in Wisconsin. Our next electric rate case in Wisconsin is for rates to be implemented in January 2015. Wholesale electric rates are set under FERC formula cost-based rates and are adjusted annually. We believe that prudently incurred utility costs will be recovered in future Wisconsin retail rate cases and FERC filings.

We do not expect the loss of these customers to have a material impact on our consolidated results of operations in 2014. Although the financial impact in future periods is uncertain, we expect that successful mitigation efforts and a reasonable regulatory response should make our net financial exposure immaterial.

Electric Transmission, Capacity and Energy Markets

In connection with its status as a FERC approved RTO, MISO developed bid-based energy markets, which were implemented on April 1, 2005. In January 2009, MISO commenced the Energy and Operating Reserves Markets, which includes the bid-based energy markets and an ancillary services market. We previously self-provided both

61	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

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

Beginning June 1, 2013, MISO instituted an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources could be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources.  Our capacity requirements were fulfilled using our own capacity resources.

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

62	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect Units 1 and 4 to remain out of service until at least the end of the second quarter of 2014. In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR may revise the regulations applicable to Units 1 and 4 and allow those units to restart.
In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administrative order. The WDNR has granted that petition, but a hearing has not yet been scheduled. In addition, in May 2013, the WDNR referred the matter to the Wisconsin Department of Justice for alleged violations of air management statutes and rules. We could be subject to fines and penalties.
PSGS Units 2 and 3 remain available for operation, because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

ACCOUNTING DEVELOPMENTS

New Pronouncements:   See Note B -- Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements in this report for information on new accounting pronouncements.

Treasury Grant:   In December 2013, we filed an application with the United States Treasury for a Section 1603 renewable energy grant related to the construction of our biomass facility in Rothschild, Wisconsin. We recorded a receivable for $82.6 million related to the grant that we expect to receive in the first half of 2014. The PSCW anticipated the recognition of this grant as income when it set rates for the two years beginning January 1, 2013. During 2013, we have provided bill credits to our Wisconsin electric customers which reflects the grant as income. The bill credits also reflect the tax benefits related to the grant. The bill credits will continue in 2014.

During 2013, we recognized the Treasury Grant as income, less the amounts that we have established as a deferred liability. The amount reflected in earnings matched the amount of the bill credits given to customers. The deferred balance reflects the amount of the grant income that we expect to benefit our customers in the future. This accounting reflects the regulatory treatment of the grant.
The PSCW approved escrow accounting treatment for the Treasury Grant. Under escrow accounting, we true-up any differences between the actual grant proceeds received and the grant proceeds passed on to customers in the form of bill credits.
Tangible Property Regulations:   During September 2013, the Treasury Department and IRS issued final regulations pertaining to costs incurred to acquire, maintain or improve tangible property. These regulations are generally effective for tax years beginning on or after January 1, 2014. We continue to evaluate what impact, if any, the adoption of the regulations will have on our consolidated financial statements; however, we do not currently expect the impact to be material.

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

The following is a list of accounting policies that are most significant to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments:

63	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

Regulatory Accounting:   We operate under rates established by state and federal regulatory commissions which are designed to recover the cost of service and provide a reasonable return to investors. The actions of our regulators may allow us to defer costs that non-regulated companies would expense and accrue liabilities that non-regulated companies would not. As of December 31, 2013, we had $1,370.3 million in regulatory assets and $634.2 million in regulatory liabilities. In the future, if we move to market based rates, or if the actions of our regulators change, we may conclude that we are unable to follow regulatory accounting. In this situation, we would record the regulatory assets related to unrecognized pension and OPEB costs as a reduction of equity, after tax. The balance of our regulatory assets net of regulatory liabilities would be recorded as an extraordinary after-tax non-cash charge to earnings. We continually review the applicability of regulatory accounting and have determined that it is currently appropriate to continue following it. In addition, each quarter we perform a review of our regulatory assets and our regulatory environment and we evaluate whether we believe that it is probable that we will recover the regulatory assets in future rates. See Note C -- Regulatory Assets and Liabilities in the Notes to Consolidated Financial Statements for additional information.

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

Pension Plan	Impact on
Actuarial Assumption	Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate and lump sum conversion rate	$4.8
0.5% decrease in expected rate of return on plan assets	$5.3

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

64	Wisconsin Electric Power Company

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Cont'd)	2013 Form 10-K

The following table reflects OPEB plan sensitivities associated with changes in certain actuarial assumptions by the indicated percentage. Each sensitivity reflects a change to the given assumption, holding all other assumptions constant.

OPEB Plan	Impact on
Actuarial Assumption	Annual Cost
(Millions of Dollars)

0.5% decrease in discount rate	$0.7
0.5% decrease in health care cost trend rate in all future years	$(1.4)
0.5% decrease in expected rate of return on plan assets	$1.0

Unbilled Revenues:   We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total operating revenues during 2013 of approximately $3.8 billion included accrued revenues of $240.7 million as of December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks in Item 7 of this report, as well as Note L -- Derivative Instruments and Note M -- Fair Value Measurements in the Notes to Consolidated Financial Statements, for information concerning potential market risks to which we are exposed.

65	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
Year Ended December 31

	2013	2012	2011
	(Millions of Dollars)

Operating Revenues	$3,800.2	$3,613.3	$3,727.6

Operating Expenses
Fuel and purchased power	1,158.1	1,103.8	1,174.5
Cost of gas sold	278.3	227.7	306.2
Other operation and maintenance	1,417.3	1,327.8	1,447.6
Depreciation and amortization	278.6	257.6	220.3
Property and revenue taxes	110.0	113.1	105.4
Total Operating Expenses	3,242.3	3,030.0	3,254.0

Treasury Grant	48.0	—	—

Operating Income	605.9	583.3	473.6

Equity in Earnings of Transmission Affiliate	60.2	57.6	54.9
Other Income and Deductions, net	17.4	32.3	62.1
Interest Expense, net	121.4	113.2	94.2

Income Before Income Taxes	562.1	560.0	496.4

Income Tax Expense	200.9	192.7	156.8

Net Income	361.2	367.3	339.6

Preferred Stock Dividend Requirement	1.2	1.2	1.2

Earnings Available for Common Stockholder	$360.0	$366.1	$338.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

66	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

ASSETS

	2013	2012
	(Millions of Dollars)
Property, Plant and Equipment
Electric	$8,717.0	$8,171.0
Gas	977.4	950.3
Steam	102.0	95.5
Common	307.4	295.3
Other	56.8	56.8
	10,160.6	9,568.9
Accumulated depreciation	(3,258.8)	(3,117.0)
	6,901.8	6,451.9
Construction work in progress	101.9	289.1
Leased facilities, net	2,279.0	2,340.2
Net Property, Plant and Equipment	9,282.7	9,081.2

Investments
Equity investment in transmission affiliate	354.1	332.6
Other	0.2	0.3
Total Investments	354.3	332.9

Current Assets
Cash and cash equivalents	25.1	34.1
Accounts receivable, net of allowance for
doubtful accounts of $39.7 and $36.7	335.7	226.3
Accounts receivable from related parties	9.1	6.1
Accrued revenues	240.7	213.8
Materials, supplies and inventories	281.0	312.2
Current deferred tax asset, net	75.8	4.1
Prepayments	137.7	136.3
Other	8.7	32.1
Total Current Assets	1,113.8	965.0

Deferred Charges and Other Assets
Regulatory assets	1,370.3	1,481.2
Other	164.5	162.3
Total Deferred Charges and Other Assets	1,534.8	1,643.5

Total Assets	$12,285.6	$12,022.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

67	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
December 31

CAPITALIZATION AND LIABILITIES

	2013	2012
	(Millions of Dollars)
Capitalization
Common equity	$3,406.8	$3,366.4
Preferred stock	30.4	30.4
Long-term debt	2,167.3	2,216.7
Capital lease obligations	2,712.0	2,703.1
Total Capitalization	8,316.5	8,316.6

Current Liabilities
Long-term debt and capital lease obligations due currently	379.5	357.0
Short-term debt	174.5	105.5
Subsidiary note payable to Wisconsin Energy	22.8	23.4
Accounts payable	273.8	306.8
Accounts payable to related parties	85.9	93.4
Accrued payroll and benefits	89.3	75.4
Other	132.3	108.7
Total Current Liabilities	1,158.1	1,070.2

Deferred Credits and Other Liabilities
Regulatory liabilities	634.2	601.8
Deferred income taxes - long-term	1,794.5	1,533.6
Pension and other benefit obligations	160.1	189.2
Other	222.2	311.2
Total Deferred Credits and Other Liabilities	2,811.0	2,635.8

Commitments and Contingencies (Note Q)

Total Capitalization and Liabilities	$12,285.6	$12,022.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

68	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31

	2013	2012	2011
	(Millions of Dollars)
Operating Activities
Net income	$361.2	$367.3	$339.6
Reconciliation to cash
Depreciation and amortization	288.3	263.6	223.6
Deferred income taxes and investment tax credits, net	193.6	194.1	265.1
Contributions to qualified benefit plans	—	(92.9)	(275.1)
Change in - Accounts receivable and accrued revenues	(137.0)	64.3	(9.0)
Inventories	31.2	7.0	2.6
Other current assets	0.7	6.9	(23.5)
Accounts payable	(29.4)	41.4	41.4
Accrued income taxes, net	23.6	89.4	(85.4)
Deferred costs, net	(8.7)	9.2	25.9
Other current liabilities	21.8	(2.4)	23.9
Other, net	117.3	(140.9)	14.8
Cash Provided by Operating Activities	862.6	807.0	543.9

Investing Activities
Capital expenditures	(506.9)	(575.8)	(706.6)
Investment in transmission affiliate	(9.2)	(13.8)	(5.8)
Proceeds from asset sales	2.5	3.3	41.5
Change in restricted cash	2.7	42.8	(37.2)
Cost of removal, net of salvage	(32.0)	(32.9)	(12.5)
Other, net	(17.2)	(29.2)	(41.5)
Cash Used in Investing Activities	(560.1)	(605.6)	(762.1)

Financing Activities
Dividends paid on common stock	(340.0)	(179.6)	(239.6)
Dividends paid on preferred stock	(1.2)	(1.2)	(1.2)
Issuance of long-term debt	250.0	250.0	300.0
Retirement of long-term debt	(300.0)	—	—
Change in total short-term debt	68.4	(249.9)	140.7
Other, net	11.3	0.7	7.7
Cash (Used In) Provided by Financing Activities	(311.5)	(180.0)	207.6

Change in Cash and Cash Equivalents	(9.0)	21.4	(10.6)

Cash and Cash Equivalents at Beginning of Year	34.1	12.7	23.3

Cash and Cash Equivalents at End of Year	$25.1	$34.1	$12.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

69	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31

		2013	2012
		(Millions of Dollars)
Common Equity (See Consolidated Statements of Common Equity)
Common stock - $10 par value; authorized
65,000,000 shares; outstanding - 33,289,327 shares		$332.9	$332.9
Other paid in capital		965.1	944.7
Retained earnings		2,108.8	2,088.8
Total Common Equity		3,406.8	3,366.4

Preferred Stock (Note I)		30.4	30.4

Long-Term Debt
Debentures (unsecured)	4.50% due 2013	—	300.0
	6.00% due 2014	300.0	300.0
	6.25% due 2015	250.0	250.0
	1.70% due 2018	250.0	—
	4.25% due 2019	250.0	250.0
	2.95% due 2021	300.0	300.0
	6-1/2% due 2028	150.0	150.0
	5.625% due 2033	335.0	335.0
	5.70% due 2036	300.0	300.0
	3.65% due 2042	250.0	250.0
	6-7/8% due 2095	100.0	100.0

Note (secured, nonrecourse)	4.81% effective rate due 2030	2.0	2.0

Notes (unsecured)	0.504% variable rate due 2016 (a)	67.0	67.0
	0.504% variable rate due 2030 (a)	80.0	80.0
	Variable rate notes held by us (see Note J)	(147.0)	(147.0)
Unamortized discount, net		(19.7)	(20.3)
Long-term debt due currently		(300.0)	(300.0)
Total Long-Term Debt		2,167.3	2,216.7

Obligations Under Capital Leases (see Note J)		2,712.0	2,703.1

Total Capitalization		$8,316.5	$8,316.6

(a)     Variable interest rate as of December 31, 2013.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

70	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

	Common	Other Paid	Retained
	Stock	In Capital	Earnings	Total
	(Millions of Dollars)

Balance - December 31, 2010	$332.9	$928.7	$1,803.5	$3,065.1
Net income			339.6	339.6
Cash dividends
Common stock			(239.6)	(239.6)
Preferred stock			(1.2)	(1.2)
Stock-based compensation		2.6		2.6
Tax benefit of exercised stock options allocated from Parent		10.6		10.6
Balance - December 31, 2011	332.9	941.9	1,902.3	3,177.1
Net income			367.3	367.3
Cash dividends
Common stock			(179.6)	(179.6)
Preferred stock			(1.2)	(1.2)
Stock-based compensation		2.8		2.8
Balance - December 31, 2012	332.9	944.7	2,088.8	3,366.4
Net income			361.2	361.2
Cash dividends
Common stock			(340.0)	(340.0)
Preferred stock			(1.2)	(1.2)
Stock-based compensation		3.7		3.7
Tax benefit of exercised stock options allocated from Parent		16.7		16.7
Balance - December 31, 2013	$332.9	$965.1	$2,108.8	$3,406.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

71	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General:   Wisconsin Electric Power Company (Wisconsin Electric, the Company, our, us or we), a subsidiary of Wisconsin Energy, is an electric, gas and steam utility which services electric customers in Wisconsin and the Upper Peninsula of Michigan, gas customers in Wisconsin and steam customers in metropolitan Milwaukee, Wisconsin. We consolidate our wholly-owned subsidiary, Bostco. Bostco had total assets of $29.1 million and $30.2 million as of December 31, 2013 and 2012, respectively.

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

Reclassifications:   We have adjusted the presentation of regulatory assets and liabilities to present amounts as noncurrent assets and liabilities on the consolidated balance sheets. Prior period amounts recorded within other current assets and liabilities have been reclassified to conform to the current presentation. For additional information related to regulatory assets and liabilities, see Note C.

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

Other Income and Deductions, Net:   We recorded the following items in Other Income and Deductions, net for the years ended December 31:

Other Income and Deductions, net	2013	2012	2011
	(Millions of Dollars)

AFUDC - Equity	$17.6	$34.9	$59.2
Other, net	(0.2)	(2.6)	2.9
Total Other Income and Deductions, net	$17.4	$32.3	$62.1

Property and Depreciation:   We record property, plant and equipment at cost. Cost includes material, labor, overheads and capitalized interest. Utility property also includes AFUDC - Equity. Additions to and significant replacements of property are charged to property, plant and equipment at cost; minor items are charged to

72	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

Our utility depreciation rates are certified by the PSCW and MPSC and include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 2.9% in 2013, 2012 and 2011.

For assets other than our regulated assets and leased equipment, we accrue depreciation expense at straight-line rates over the estimated useful lives of the assets, or over the non-cancellable lease term for leased equipment.

We collect in our rates amounts representing future removal costs for many assets that do not have an associated Asset Retirement Obligation (ARO). We record a regulatory liability on our balance sheet for the estimated amounts we have collected in rates for future removal costs less amounts we have spent in removal activities. This regulatory liability was $558.9 million as of December 31, 2013 and $561.3 million as of December 31, 2012.

Allowance For Funds Used During Construction:   AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC - Debt) used during plant construction, and a return on stockholders' capital (AFUDC - Equity) used for construction purposes. AFUDC - Debt is recorded as a reduction of interest expense and AFUDC - Equity is recorded in Other Income and Deductions, net.

We recorded the following AFUDC for the years ended December 31:

	2013	2012	2011
	(Millions of Dollars)

AFUDC - Debt	$7.4	$14.5	$24.7
AFUDC - Equity	$17.6	$34.9	$59.2

Materials, Supplies and Inventories:   Our inventory as of December 31 consists of:

Materials, Supplies and Inventories	2013	2012
	(Millions of Dollars)

Fossil Fuel	$117.5	$165.3
Materials and Supplies	129.5	118.6
Natural Gas in Storage	34.0	28.3
Total	$281.0	$312.2

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

73	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

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

Investments:   We account for investments in other affiliated companies in which we do not maintain control using the equity method of accounting. We had a total ownership interest of approximately 23.0% in ATC as of December 31, 2013 and 2012. We are represented by one out of ten ATC board members, each of whom has one vote. Due to the voting requirements, no individual member has more than 10% of the voting control. For further information regarding such investments, see Note P.

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

74	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The fair value of each Wisconsin Energy option was calculated using a binomial option pricing model using the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.1% - 1.9%	0.1% - 2.0%	0.2% - 3.4%
Dividend yield	3.7%	3.9%	3.9%
Expected volatility	18.0%	19.0%	19.0%
Expected life (years)	5.9	5.9	5.5
Expected forfeiture rate	2.0%	2.0%	2.0%
Weighted-average fair value
of stock options granted	$3.45	$3.34	$3.17

Treasury Grant:   In December 2013, we filed an application with the United States Treasury for a Section 1603 renewable energy grant related to the construction of our biomass facility in Rothschild, Wisconsin. The PSCW anticipated the recognition of this grant as income when it set rates for the two years beginning January 1, 2013. We provided bill credits to our customers in 2013, and this will continue into 2014. As of December 31, 2013, $48.0 million was recognized as income, which reflects the amount that was returned to customers in the form of bill credits during the year. We recorded an $82.6 million receivable, and deferred the balance that we expect to benefit our customers in the future. The accounting reflects the regulatory treatment of the grant.

The PSCW approved escrow accounting treatment for the Treasury Grant. Under escrow accounting, we true-up any differences between the actual grant proceeds received and the grant proceeds passed on to customers in the form of bill credits.

B -- RECENT ACCOUNTING PRONOUNCEMENTS

Offsetting Assets and Liabilities: In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-01, Disclosures about Offsetting Assets and Liabilities. The guidance requires enhanced disclosures about derivatives. Both gross and net information related to eligible transactions is required under the guidance. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013, and must be applied retrospectively. We adopted this guidance on January 1, 2013, and applied it retrospectively. The adoption and retrospective application of this guidance did not have any material impact on our financial statements. See Note L -- Derivative Instruments for the enhanced disclosures.

C -- REGULATORY ASSETS AND LIABILITIES

Our primary regulator, the PSCW, considers our regulatory assets and liabilities in two categories, escrowed and deferred. In escrow accounting we expense amounts that are included in rates. If actual costs exceed or are less than the amounts that are allowed in rates, the difference in cost is escrowed on the balance sheet as a regulatory asset or regulatory liability and the escrowed balance is considered in setting future rates. Under deferred cost accounting, we defer amounts to our balance sheet based upon orders or correspondence with our regulators. These deferred costs will be considered in future rate setting proceedings. As of December 31, 2013, we had $8.6 million of regulatory assets not earning a return and $82.7 million of regulatory assets earning a return based on short-term interest rates.

75	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

In December 2012, the PSCW issued a rate order effective January 1, 2013 that, among other things, reaffirmed our accounting for the regulatory assets and liabilities identified below.

Our regulatory assets and liabilities as of December 31 consist of:

	2013	2012
	(Millions of Dollars)
Regulatory Assets
Deferred plant related -- capital leases	$512.5	$419.8
Deferred unrecognized pension costs	393.0	555.0
Deferred income tax related	165.8	173.1
Escrowed electric transmission costs	126.8	114.1
Other, net	172.2	219.2
Total regulatory assets	$1,370.3	$1,481.2

Regulatory Liabilities
Deferred cost of removal obligations	$558.9	$561.3
Other, net	75.3	40.5
Total regulatory liabilities	$634.2	$601.8

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

E -- ASSET RETIREMENT OBLIGATIONS

AROs have been recorded for asbestos abatement at certain generation and substation facilities, and for obligations associated with the removal and dismantlement of generation facilities. AROs are recorded in other long-term liabilities on the Consolidated Balance Sheets. The following table presents the change in our AROs during 2013 and 2012:

	2013	2012
	(Millions of Dollars)

Balance as of January 1	$41.5	$52.9
Liabilities Settled	(4.3)	(14.0)
Accretion	2.2	2.6
Balance as of December 31	$39.4	$41.5

76	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

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

We have approximately $215.9 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests in 2013, 2012 and 2011 were $50.3 million, $45.8 million and $65.9 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

G -- INCOME TAXES

The following table is a summary of income tax expense for each of the years ended December 31:

Income Taxes	2013	2012	2011
	(Millions of Dollars)

Current tax expense (benefit)	$7.3	$(1.4)	$(108.3)
Deferred income taxes, net	194.7	195.2	269.0
Investment tax credit, net	(1.1)	(1.1)	(3.9)
Total Income Tax Expense	$200.9	$192.7	$156.8

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2013		2012		2011
		Effective		Effective		Effective
Income Tax Expense	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
	(Millions of Dollars)

Expected tax at statutory federal tax rates	$196.3	35.0%	$195.6	35.0%	$173.3	35.0%
State income taxes net of federal tax benefit	31.7	5.6%	28.8	5.1%	25.9	5.2%
Production tax credits - wind	(16.7)	(3.0)%	(15.9)	(2.8)%	(8.7)	(1.8)%
Treasury Grant	(7.4)	(1.3)%	—	—%	—	—%
AFUDC - Equity	(6.1)	(1.1)%	(12.2)	(2.2)%	(20.7)	(4.2)%
Investment tax credit restored	(1.1)	(0.2)%	(1.1)	(0.2)%	(3.9)	(0.8)%
Domestic production activities deduction	—	—%	(12.6)	(2.3)%	(12.6)	(2.5)%
Other, net	4.2	0.7%	10.1	1.8%	3.5	0.7%
Total Income Tax Expense	$200.9	35.7%	$192.7	34.4%	$156.8	31.6%

77	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The components of deferred income taxes classified as net current assets and liabilities and net long-term liabilities as of December 31 are as follows:

Deferred Tax Assets	2013	2012
	(Millions of Dollars)
Current
Future federal tax benefits	$113.1	$—
Uncollectible account expense	17.2	17.4
Employee benefits and compensation	11.7	12.6
Recoverable gas costs	0.5	0.4
Other	3.3	22.4
Total Current Deferred Tax Assets	145.8	52.8

Non-current
Deferred revenues	237.0	250.0
Employee benefits and compensation	92.4	92.3
Construction advances	15.0	19.1
Future federal tax benefits	—	118.1
Other	42.2	3.8
Total Non-Current Deferred Tax Assets	386.6	483.3
Total Deferred Tax Assets	$532.4	$536.1

Deferred Tax Liabilities	2013	2012
	(Millions of Dollars)
Current
Prepaid items	$70.0	$48.7
Total Current Deferred Tax Liabilities	70.0	48.7

Non-current
Property-related	1,820.9	1,639.5
Investment in transmission affiliate	147.8	125.9
Employee benefits and compensation	135.0	145.0
Deferred transmission costs	50.8	45.7
Other	26.6	60.8
Total Non-current Deferred Tax Liabilities	2,181.1	2,016.9
Total Deferred Tax Liabilities	$2,251.1	$2,065.6

Consolidated Balance Sheet Presentation	2013	2012
Current Deferred Tax Asset	$75.8	$4.1
Non-Current Deferred Tax Liability	$1,794.5	$1,533.6

Consistent with rate-making treatment, deferred taxes are offset in the above table for temporary differences which have related regulatory assets or liabilities.

As of December 31, 2013, we had approximately $216.8 million and $37.2 million of net operating loss and tax credit carryforwards resulting in deferred tax assets of approximately $75.9 million and $37.2 million, respectively. As of December 31, 2012, we had approximately $281.0 million and $19.8 million of net operating loss and tax credit carryforwards resulting in deferred tax assets of approximately $98.3 million and $19.8 million, respectively. These net operating loss carryforwards begin to expire in 2030. We anticipate that we will have future taxable income sufficient to utilize these deferred tax assets.

78	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

We previously adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(Millions of Dollars)

Balance as of January 1	$10.8	$10.6
Additions for tax positions of prior years	—	10.8
Reductions for tax positions of prior years	(2.4)	(10.6)
Balance as of December 31	$8.4	$10.8

The amount of unrecognized tax benefits as of December 31, 2013 and 2012 excludes deferred tax assets related to uncertainty in income taxes of $8.4 million and $9.8 million, respectively. As of December 31, 2013 and 2012, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was zero and $0.9 million, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.2 million, $0.2 million and $0.6 million, respectively, of accrued interest in the Consolidated Income Statements. For the years ended December 31, 2013, 2012 and 2011, we recognized no penalties in the Consolidated Income Statements. We had approximately $0.4 million and $0.2 million of interest accrued in the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include the United States and the state of Wisconsin. Currently, the tax years of 2011 through 2013 are subject to Federal examination, and the tax years 2009 through 2013 are subject to examination by the state of Wisconsin.

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

The following table summarizes recorded pre-tax share-based compensation expense and the related tax benefit for Wisconsin Energy share-based awards made to our employees during the years ended December 31:

	2013	2012	2011
	(Millions of Dollars)

Performance units	$11.9	$14.2	$20.3
Stock options	3.8	2.6	2.5
Restricted stock	1.6	2.0	1.1
Share-based compensation expense	$17.3	$18.8	$23.9

Related Tax Benefit	$6.9	$7.5	$9.6

79	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

Stock Options:   The exercise price of a Wisconsin Energy stock option under the plan is to be no less than 100% of the common stock's fair market value on the grant date and options may not be exercised within six months of the grant date except in the event of a change in control. Option grants consist of non-qualified stock options that vest on a cliff-basis after a three year period. Options expire no later than 10 years from the date of grant. For further information regarding stock-based compensation and the valuation of Wisconsin Energy stock options, see Note A.

The following is a summary of Wisconsin Energy stock option activity by our employees during 2013:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2013	8,416,876	$23.96
Granted	1,365,970	$37.46
Exercised	(2,083,973)	$21.84
Forfeited	(10,030)	$35.37
Outstanding as of December 31, 2013	7,688,843	$26.92	5.4	$110.9

Exercisable as of December 31, 2013	5,399,443	$23.21	4.1	$97.9

We expect that substantially all of the outstanding options as of December 31, 2013 will be exercised.

In January 2014, the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) awarded 866,805 Wisconsin Energy non-qualified stock options with an exercise price of $41.03 to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

The intrinsic value of Wisconsin Energy options exercised during the years ended December 31, 2013, 2012 and 2011 was $41.2 million, $42.9 million and $31.8 million, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $45.5 million, $45.4 million and $49.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was approximately $16.6 million, zero and $9.7 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$16.72 to $21.11	1,967,798	$20.37	3.9	1,967,798	$20.37	3.9
$23.88 to $29.35	3,533,700	$24.66	4.2	3,240,440	$24.23	4.0
$34.88 to $37.46	2,187,345	$36.48	8.6	191,205	$35.14	8.1

	7,688,843	$26.92	5.4	5,399,443	$23.21	4.1

80	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The following table summarizes information about non-vested Wisconsin Energy options held by our employees during 2013:

	Number of	Weighted- Average
Non-Vested Stock Options	Options	Fair Value

Non-Vested as of January 1, 2013	1,637,570	$3.31
Granted	1,365,970	$3.45
Vested	(704,110)	$3.33
Forfeited	(10,030)	$3.37
Non-Vested as of December 31, 2013	2,289,400	$3.38

As of December 31, 2013, total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $2.0 million, which is expected to be recognized over the next 21 months on a weighted-average basis.

Restricted Shares:   The Compensation Committee has also approved grants of Wisconsin Energy restricted stock to certain of our key employees. The following restricted stock activity related to our employees occurred during 2013:

	Number of	Weighted- Average Market
Restricted Shares	Shares	Price
Outstanding as of January 1, 2013	126,392
Granted	53,055	$37.71
Released	(67,722)	$26.77
Forfeited	(13,499)	$33.30
Outstanding as of December 31, 2013	98,226

In January 2014, the Compensation Committee awarded 51,990 restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. These awards have a three-year vesting period, and one-third of the award vests on each anniversary of the grant date. During the vesting period, restricted share recipients also have voting rights and are entitled to dividends in the same manner as other shareholders.

Wisconsin Energy records the market value of the restricted stock awards on the date of grant. We then amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $2.8 million, $2.2 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from released restricted shares for the same years was $1.1 million, zero and $0.6 million, respectively.

As of December 31, 2013, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.0 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Performance Units:   In January 2013, 2012 and 2011, the Compensation Committee awarded 230,245, 333,685 and 413,990 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Under the grants, the ultimate number of units that will be awarded is dependent upon the achievement of certain financial performance of Wisconsin Energy's common stock over a three-year period. Under the terms of the award, participants may earn between 0% and 175% of the base performance unit award. All grants are settled in cash. We are accruing our share of compensation costs over the three-year performance period based on our estimate of the final expected value of the awards. Performance units earned as of December 31, 2013, 2012 and 2011 vested and were settled during the first quarter of 2014, 2013 and 2012, and had a total intrinsic value of $13.1 million, $17.1 million and $23.8 million, respectively. The awards were subsequently distributed to our officers and key employees in January 2013, 2012 and 2011. The actual tax benefit

81	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

realized for the tax deductions from the distribution of performance units was approximately $4.7 million, $6.2 million and $9.6 million, respectively. As of December 31, 2013, total compensation cost related to performance units not yet recognized was approximately $9.4 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

In January 2014, the Compensation Committee awarded 225,240 performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note K for discussion of certain financial covenants related to our bank back-up credit facility.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

I -- PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2013 and 2012:

	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
				(In Millions)
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	$4.4
$100 par value, Serial Preferred Stock	2,286,500
3.60% Series		260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—
Total Preferred Stock				$30.4

82	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

J -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Debentures and Notes:   As of December 31, 2013, the maturities of our long-term debt outstanding (excluding obligations under capital leases) were as follows:

(Millions of Dollars)

2014	$300.0
2015	250.0
2016	—
2017	—
2018	250.0
Thereafter	1,687.0
Total	$2,487.0

We amortize debt premiums, discounts and debt issuance costs over the lives of the debt and we include the costs in interest expense.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147.0 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2013 and 2012, the repurchased bonds were still outstanding, but were not reported in our consolidated long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

PWGS:   We are leasing PWGS 1 and PWGS 2, two 545 MW natural gas-fired generation units which were placed in service in July 2005 and May 2008, respectively, from We Power under PSCW approved leases. The leased plants and corresponding obligations for the plants have been recorded at the estimated fair value of $681.5 million. We are amortizing the leased plants on a straight-line basis over the original 25-year term of the leases. The lease payments are expected to be recovered through our rates, as supported by the 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $128.9 million in the year 2021 for PWGS 1 and to approximately $127.9 million in the year 2024 for PWGS 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the capital leases for the plants was $644.7 million as of December 31, 2013, and will decrease to zero over the remaining lives of the contracts.

83	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

Oak Creek Expansion:   We are leasing OC 1, OC 2 and the common facilities, which are also utilized by our Oak Creek Units 5-8, from We Power under PSCW approved leases. We are amortizing the leased plants on a straight-line basis over the 30-year term of the leases. OC 1 and OC 2 were placed in service in February 2010 and January 2011, respectively. The leased plants and corresponding capital lease obligations have been recorded at the estimated fair value of $1,991.1 million. The lease payments are expected to be recovered through our rates, as supported by the 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $529.0 million in the year 2029 for OC 1 and to approximately $439.5 million in the year 2030 for OC2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the capital leases was $2,042.5 million as of December 31, 2013, and will decrease to zero over the remaining life of the contracts.

We paid the following lease payments during 2013, 2012 and 2011:

	2013	2012	2011
	(Millions of Dollars)

Long-term power purchase commitment	$33.7	$32.5	$31.3
PWGS	99.1	99.0	97.5
Oak Creek Expansion	274.9	269.3	266.1
Total	$407.7	$400.8	$394.9

The following table summarizes our capitalized leased facilities as of December 31:

Capital Lease Assets	2013	2012
	(Millions of Dollars)

Long-term Power Purchase Commitment
Under capital lease	$140.3	$140.3
Accumulated amortization	(92.5)	(86.8)
Total Long-term Power Purchase Commitment	$47.8	$53.5

PWGS
Under capital lease	$681.5	$681.0
Accumulated amortization	(190.1)	(162.6)
Total PWGS	$491.4	$518.4

Oak Creek Expansion
Under capital lease	$1,991.1	$1,954.0
Accumulated amortization	(251.3)	(185.7)
Total Oak Creek	$1,739.8	$1,768.3

Total Leased Facilities	$2,279.0	$2,340.2

84	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2013 are as follows:

	Power
	Purchase		Oak Creek
Capital Lease Obligations	Commitment	PWGS	Expansion	Total
	(Millions of Dollars)

2014	$41.9	$99.1	$275.0	$416.0
2015	43.5	99.1	291.3	433.9
2016	45.1	99.1	305.8	450.0
2017	13.9	99.1	306.2	419.2
2018	14.7	99.1	306.2	420.0
Thereafter	56.8	1,282.4	6,592.0	7,931.2
Total Minimum Lease Payments	215.9	1,777.9	8,076.5	10,070.3
Less: Estimated Executory Costs	(61.7)	—	—	(61.7)
Net Minimum Lease Payments	154.2	1,777.9	8,076.5	10,008.6
Less: Interest	(49.9)	(1,133.2)	(6,034.0)	(7,217.1)
Present Value of Net
Minimum Lease Payments	104.3	644.7	2,042.5	2,791.5
Less: Due Currently	(19.8)	(8.8)	(50.9)	(79.5)
Total Capital Lease Obligations	$84.5	$635.9	$1,991.6	$2,712.0

K -- SHORT-TERM DEBT

Our commercial paper balance and the corresponding weighted-average interest rate as of December 31 are shown in the following table:

	2013		2012
		Interest		Interest
	Balance	Rate	Balance	Rate
	(Millions of Dollars, except for percentages)

Commercial paper	$174.5	0.22%	$105.5	0.27%

The following information relates to commercial paper outstanding for the years ended December 31:

	2013	2012
	(Millions of Dollars, except for percentages)

Maximum Commercial Paper Outstanding	$354.5	$382.0
Average Commercial Paper Outstanding	$98.0	$251.6
Weighted-Average Interest Rate	0.22%	0.26%

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 65%.

As of December 31, 2013, we had approximately $493.9 million of available, undrawn lines under our bank back-up credit facility and $174.5 million of commercial paper outstanding that was supported by the available lines of credit. Our bank back-up credit facility expires in December 2017. As of December 31, 2013, our subsidiary had a $22.8 million note payable to Wisconsin Energy with a weighted-average interest rate of 6.21%.

85	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

Our bank back-up credit facility contains customary covenants, including certain limitations on our ability to sell assets. The credit facility also contains customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, ERISA defaults and change of control.

As of December 31, 2013, we were in compliance with all financial covenants.

L -- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of December 31, 2013, we recognized $0.3 million in regulatory assets and $8.1 million in regulatory liabilities related to derivatives in comparison to $3.7 million in regulatory assets and $16.7 million in regulatory liabilities as of December 31, 2012.

We record our current derivative assets on the balance sheet in other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $0.4 million is recorded in other deferred charges and other assets, and we had no long-term portion of derivative liabilities. Our Consolidated Balance Sheets as of December 31, 2013 and 2012 include:

	December 31, 2013		December 31, 2012
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$2.8	$0.1	$1.2	$1.1
Fuel Oil	0.6	—	0.4	—
FTRs	3.5	—	4.7	—
Coal	2.1	0.2	11.1	—
Total	$9.0	$0.3	$17.4	$1.1

Our Consolidated Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) for the years ended December 31, 2013 and 2012 were as follows:

	2013		2012
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)
Natural Gas	24.0 million Dth	$(4.0)	38.9 million Dth	$(16.4)
Fuel Oil	8.6 million gallons	0.5	7.0 million gallons	1.8
FTRs	25.3 million MWh	14.9	25.1 million MWh	6.1
Total		$11.4		$(8.5)

As of December 31, 2013 and 2012, we posted collateral of zero and $2.1 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same

86	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

counterparty under the same master netting arrangement. The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$9.0	$0.3	$17.4	$1.1
Gross Amount Not Offset on Balance Sheet (a)	—	—	(0.4)	(1.1)
Net Amount	$9.0	$0.3	$17.0	$—

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of zero and $0.6 million as of December 31, 2013 and 2012, respectively.

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

87	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$3.2	$2.3	$3.5	$9.0
Total	$3.2	$2.3	$3.5	$9.0
Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

Recurring Fair Value Measures	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Restricted Cash	$2.7	$—	$—	$2.7
Derivatives	1.2	11.5	4.7	17.4
Total	$3.9	$11.5	$4.7	$20.1
Liabilities:
Derivatives	$1.1	$—	$—	$1.1
Total	$1.1	$—	$—	$1.1

We adopted ASU 2013-01, Disclosures about Offsetting Assets and Liabilities, on a retrospective basis. For additional information, see Note B -- Recent Accounting Pronouncements and Note L -- Derivative Instruments.

Restricted cash consists of certificates of deposit and government backed interest bearing securities and represents the settlement we received from the DOE during the first quarter of 2011, which was returned, net of costs incurred, to customers. Derivatives reflect positions we hold in exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within Level 1. Some OTC derivative contracts are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets utilizing a mid-market pricing convention (the mid-point between bid and ask prices), as appropriate. In such cases, these derivatives are classified within Level 2. Certain OTC derivatives may utilize models to measure fair value. Generally, we use a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives are in less active markets with a lower availability of pricing information which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.

88	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2013	2012
	(Millions of Dollars)

Balance as of January 1	$4.7	$5.7
Realized and unrealized gains (losses)	—	—
Purchases	10.6	11.0
Issuances	—	—
Settlements	(11.8)	(12.0)
Transfers in and/or out of Level 3	—	—
Balance as of December 31	$3.5	$4.7

Change in unrealized gains (losses) relating to instruments still held as of December 31	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments as of December 31 are as follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
Financial Instruments	Amount	Value	Amount	Value
	(Millions of Dollars)

Preferred stock, no redemption required	$30.4	$26.0	$30.4	$26.0
Long-term debt including current portion	$2,487.0	$2,634.7	$2,537.0	$2,900.8

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

89	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

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

The following table presents details about the pension and OPEB plans:

	Pension		OPEB
	2013	2012	2013	2012
	(Millions of Dollars)
Change in Benefit Obligation
Benefit Obligation at January 1	$1,310.3	$1,153.3	$305.4	$317.3
Service cost	13.9	19.8	9.5	9.8
Interest cost	52.4	56.8	12.7	16.7
Participants' contributions	—	—	8.1	9.1
Plan amendments	(0.9)	—	—	—
Inter Plan transfer	—	(0.1)	—	—
Actuarial (gain) loss	(73.9)	144.3	(22.7)	(26.9)
Other accrued benefits	—	30.3	—	—
Gross benefits paid	(78.7)	(94.1)	(21.3)	(21.4)
Federal subsidy on benefits paid	N/A	N/A	0.7	0.8
Benefit Obligation at December 31	$1,223.1	$1,310.3	$292.4	$305.4

Change in Plan Assets
Fair Value at January 1	$1,121.1	$1,018.1	$194.8	$173.9
Actual earnings on plan assets	119.0	102.6	30.7	19.6
Employer contributions	7.5	94.5	10.1	13.6
Participants' contributions	—	—	8.1	9.1
Gross benefits paid	(78.7)	(94.1)	(21.3)	(21.4)
Fair Value at December 31	$1,168.9	$1,121.1	$222.4	$194.8

Net liability	$(54.2)	$(189.2)	$(70.0)	$(110.6)

As of December 31, 2013, our qualified pension plan was over-funded by $34.3 million and our non-qualified pension plan was under-funded by $88.5 million. As of December 31, 2012, our qualified and non-qualified pension plans were under-funded by $98.5 million and $90.7 million, respectively.

Amounts recognized in our Consolidated Balance Sheets as of December 31 related to the funded status of the benefit plans consisted of:

	Pension		OPEB
	2013	2012	2013	2012
	(Millions of Dollars)

Other long-term assets	$34.3	$—	$1.6	$0.3
Other long-term liabilities	$88.5	$189.2	$71.6	$110.9

The accumulated benefit obligation for all defined benefit plans was $1,222.3 million and $1,309.0 million as of December 31, 2013 and 2012, respectively.

90	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as a regulatory asset on our balance sheet:

	Pension		OPEB
	2013	2012	2013	2012
	(Millions of Dollars)

Net actuarial loss (gain)	$384.7	$543.6	$(7.6)	$32.7
Prior service costs (credits)	8.3	11.4	(1.7)	(3.5)
Total - Regulatory Assets (Liabilities)	$393.0	$555.0	$(9.3)	$29.2

We estimate that 2014 periodic pension and OPEB costs will include the amortization of previously unrecognized benefit costs (credits) referred to above of $28.4 million and $(1.5) million, respectively.

The components of net periodic pension and OPEB costs for the years ended December 31 are as follows:

	Pension			OPEB
	2013	2012	2011	2013	2012	2011
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$13.9	$19.8	$14.5	$9.5	$9.8	$9.9
Interest cost	52.4	56.8	58.4	12.7	16.7	17.0
Expected return on plan assets	(77.2)	(71.8)	(63.8)	(14.5)	(13.0)	(11.2)
Amortization of:
Transition obligation	—	—	—	—	0.3	0.3
Prior service cost (credit)	2.2	2.1	2.1	(1.9)	(1.9)	(1.9)
Actuarial loss	41.7	30.6	24.3	1.5	5.0	4.2
Settlement charge	1.5	—	—	—	—	—
Other	—	0.4	—	—	—	—
Net Periodic Benefit Cost	$34.5	$37.9	$35.5	$7.3	$16.9	$18.3

	Pension			OPEB
	2013	2012	2011	2013	2012	2011
Weighted-Average assumptions used to
determine benefit obligations as of Dec. 31
Discount rate	5.00%	4.10%	5.05%	4.95%	4.15%	5.20%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

Weighted-Average assumptions used to
determine net cost for year ended Dec. 31
Discount rate	4.10%	5.05%	5.60%	4.15%	5.20%	5.70%
Expected return on plan assets	7.25%	7.25%	7.25%	7.50%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

Assumed health care cost trend rates as of Dec. 31
Health care cost trend rate assumed for next year (Pre 65 / Post 65)				7.5%/7.5%	7.5%/7.5%	8.0%/12.0%
Rate that the cost trend rate gradually adjusts to				5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at (Pre 65 / Post 65)				2021/2021	2017/2017	2017/2017

The expected long-term rate of return on pension and OPEB plan assets was 7.25% and 7.50%, respectively, in 2013, 2012 and 2011. Wisconsin Energy consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund.

91	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	(Millions of Dollars)
Effect on
Post-retirement benefit obligation	$25.5	$(21.5)
Total of service and interest cost components	$3.2	$(2.6)

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

92	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

The following table summarizes the fair value of our share of plan assets by asset category within the fair value hierarchy (for further level information, see Note M):

	As of December 31, 2013
Asset Category - Pension	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$16.9	$—	$—	$16.9
Equities:
U.S. Equity	418.5	—	—	418.5
International Equity	117.8	28.8	—	146.6
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	87.3	407.0	—	494.3
International Bonds	62.9	29.7	—	92.6
Total	$703.4	$465.5	$—	$1,168.9

	As of December 31, 2012
Asset Category - Pension	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$11.1	$—	$—	$11.1
Equities:
U.S. Equity	377.3	—	—	377.3
International Equity	109.0	24.6	—	133.6
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	54.8	442.3	—	497.1
International Bonds	65.3	36.7	—	102.0
Total	$617.5	$503.6	$—	$1,121.1

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

The following table summarizes the fair value of our share of OPEB plan assets by asset category within the fair value hierarchy:

	As of December 31, 2013
Asset Category - OPEB	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$1.8	$—	$—	$1.8
Equities:
U.S. Equity	100.5	—	—	100.5
International Equity	31.8	1.9	—	33.7
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	5.7	65.4	—	71.1
International Bonds	11.4	3.9	—	15.3
Total	$151.2	$71.2	$—	$222.4

93	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

	As of December 31, 2012
Asset Category - OPEB	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)

Cash and Cash Equivalents	$1.2	$—	$—	$1.2
Equities:
U.S. Equity	86.0	—	—	86.0
International Equity	27.2	1.5	—	28.7
Fixed Income:
Short, Intermediate and Long-term Bonds (a)
U.S. Bonds	3.4	61.3	—	64.7
International Bonds	10.5	3.7	—	14.2
Total	$128.3	$66.5	$—	$194.8

(a)	This category represents investment grade bonds of U.S. and foreign issuers denominated in U.S. dollars from diverse industries.

Cash Flows:

Historical employer contributions:

	Pension
Year	Qualified	Non-Qualified	OPEB
	(Millions of Dollars)

2011	$234.1	$5.2	$45.6
2012	$88.5	$6.0	$13.6
2013	$—	$7.5	$10.1

Estimated benefit payments:

Year	Pension	Gross OPEB
	(Millions of Dollars)

2014	$91.6	$13.6
2015	$86.0	$14.5
2016	$87.9	$15.5
2017	$88.3	$16.5
2018	$87.0	$17.6
2019-2023	$430.3	$96.6

Savings Plans:   We sponsor savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. Under these plans, we expensed matching contributions of $13.0 million, $12.5 million and $12.9 million during 2013, 2012 and 2011, respectively.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $2.8 million and $2.4 million as of December 31, 2013 and 2012, respectively.

O -- SEGMENT REPORTING

We are a subsidiary of Wisconsin Energy and have organized our reportable segments according to how we are currently regulated. Our reportable operating segments include electric, natural gas and steam utility segments. The accounting policies of the reportable operating segments are the same as those described in Note A.

94	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

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

Summarized financial information concerning our reportable segments for each of the three years ended December 31, 2013 is shown in the following table:

	Reportable Segments
Year Ended	Electric	Gas	Steam	Other (a)	Total
	(Millions of Dollars)
December 31, 2013
Operating Revenues (b)	$3,308.7	$451.9	$39.6	$—	$3,800.2
Depreciation and Amortization	$249.5	$25.5	$3.6	$—	$278.6
Operating Income (c)	$533.2	$69.8	$2.9	$—	$605.9
Equity in Earnings
of Transmission Affiliate	$60.2	$—	$—	$—	$60.2
Capital Expenditures	$438.5	$57.8	$10.6	$—	$506.9
Total Assets (d)	$11,393.0	$685.0	$74.3	$133.3	$12,285.6

December 31, 2012
Operating Revenues (b)	$3,193.9	$385.1	$34.3	$—	$3,613.3
Depreciation and Amortization	$230.3	$23.9	$3.4	$—	$257.6
Operating Income (Loss) (c)	$536.5	$50.0	$(3.2)	$—	$583.3
Equity in Earnings
of Transmission Affiliate	$57.6	$—	$—	$—	$57.6
Capital Expenditures	$524.9	$50.8	$—	$0.1	$575.8
Total Assets (d)	$11,209.4	$641.7	$66.3	$105.2	$12,022.6

December 31, 2011
Operating Revenues (b)	$3,211.3	$477.3	$39.0	$—	$3,727.6
Depreciation and Amortization	$190.2	$26.8	$3.3	$—	$220.3
Operating Income (c)	$425.6	$46.7	$1.3	$—	$473.6
Equity in Earnings
of Transmission Affiliate	$54.9	$—	$—	$—	$54.9
Capital Expenditures	$665.0	$39.0	$2.6	$—	$706.6
Total Assets (d)	$10,816.1	$654.9	$67.8	$122.5	$11,661.3

(a)	Other includes primarily non-utility property and investments, materials and supplies, deferred charges and other corporate items.

(b)	We account for intersegment revenues at a tariff rate established by the PSCW. Intersegment revenues were not material.

(c)	We evaluate operating income to manage our utility business. Equity in Earnings of Transmission Affiliate, Interest Expense and Income Taxes are not included in segment operating income.

(d)	Common utility plant is allocated to electric, gas and steam utility operations to determine segment assets.

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

95	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

American Transmission Company LLC:   As of December 31, 2013, we have a 23.0% interest in ATC. We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance and project management work for ATC, which is reimbursed to us by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while projects are under construction, including the generating units constructed as part of Wisconsin Energy's PTF strategy. ATC reimburses us for these costs when new generation is placed in service.

During the years ended December 31, 2013, 2012 and 2011, our equity in earnings and distributions received from ATC were as follows:

Equity Investee	2013	2012	2011
	(Millions of Dollars)
Equity in Earnings	$60.2	$57.6	$54.9

Distributions Received	$47.8	$46.1	$43.7

Summary financial information as of December 31 from the financial statements of ATC is as follows:

	2013	2012	2011
	(Millions of Dollars)

Operating Revenues	$626.3	$603.3	$567.2
Operating Income	$331.3	$322.2	$305.6
Net Income	$247.6	$237.4	$223.9

Current Assets	$80.7	$63.1	$58.7
Non-Current Assets	$3,509.5	$3,274.7	$3,053.7
Current Liabilities	$381.5	$251.5	$298.5
Non-Current Liabilities	$1,676.2	$1,645.8	$1,482.7

We provided and received services from the following associated companies during 2013, 2012 and 2011:

Company	2013	2012	2011
	(Millions of Dollars)
Affiliate

Services Provided
We Power (excluding lease payments)	$2.8	$2.3	$5.6
Wisconsin Gas	$83.4	$78.7	$85.3
Wisconsin Energy	$5.6	$5.6	$6.5
Other	$1.6	$1.2	$1.1

Services Received
We Power (including lease payments)	$381.7	$375.3	$370.8
Wisconsin Gas	$23.6	$16.6	$17.9
Wisconsin Energy	$10.2	$23.9	$30.2

Equity Investee - ATC

Services Provided	$9.0	$8.2	$10.8

Services Received	$234.2	$222.7	$219.2

96	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

As of December 31, 2013 and 2012, our Consolidated Balance Sheets included receivable and payable balances with ATC as follows:

Equity Investee	2013	2012
	(Millions of Dollars)
Accounts Receivable
Services provided	$0.6	$0.5

Accounts Payable
Services received	$19.5	$18.6

Q -- COMMITMENTS AND CONTINGENCIES

Operating Leases:   We enter into long-term purchase power contracts to meet a portion of our anticipated increase in future electric energy supply needs. These contracts expire at various times through 2018. Certain of these contracts were deemed to qualify as operating leases. In addition, we have various other operating leases, including leases for coal cars.

Future minimum payments for the next five years and thereafter for our operating lease contracts are as follows:

(Millions of Dollars)

2014	$3.9
2015	3.9
2016	3.7
2017	3.1
2018	3.2
Thereafter	22.7
Total	$40.5

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $9 million to $17 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of December 31, 2013 and 2012, we established reserves of $10.8 million and $7.2 million, respectively, related to future remediation costs.

97	Wisconsin Electric Power Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Cont'd)	2013 Form 10-K

Historically, the PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

Coal Combustion Product Landfill Sites:   We aggressively seek environmentally acceptable, beneficial uses for our coal combustion products. However, some coal combustion products have been, and to a small degree continue to be, managed in company-owned, licensed landfills. Some early designed and constructed landfills have at times required various levels of monitoring or remediation. Where we have become aware of these conditions, efforts have been made to define the nature and extent of any release, and work has been performed to address these conditions. During 2013, 2012 and 2011, we incurred $0.1 million, $0.3 million and $0.2 million, respectively, in landfill remediation expenses. As of December 31, 2013, we have no reserves established related to coal combustion product landfill sites.

Valley Power Plant Title V Air Permit:   The WDNR renewed VAPP's Title V operating permit in February 2011. The term of the permit is five years. Sierra Club and Clean Wisconsin requested and were granted an administrative hearing before the WDNR on certain conditions of the permit; however, the case has been stayed. In addition, in March 2011, the Sierra Club petitioned the EPA for additional reductions and monitoring for particulate matter and revisions to certain applicable requirements. No timeline has been set by the EPA to respond to that petition. In May 2012, the Sierra Club filed a notice of intent to bring suit to force the EPA to issue a response to that petition. We believe that the permit was properly issued and that the plant is in compliance with all applicable regulations and standards. However, if as a result of either proceeding the permit is remanded to the WDNR, the plant will continue to operate under the previous operating permit.

In August 2012, we announced plans to convert the fuel source for VAPP from coal to natural gas and anticipate that the conversion will be completed by the end of 2015 or early 2016. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC. We filed for a Certificate of Authority from the PSCW on April 26, 2013, and received preliminary approval on January 30, 2014. We expect to receive a final written order by the end of the first quarter. We received a construction air permit from the WDNR on November 11, 2013.

R -- SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2013, we paid $120.5 million in interest, net of amounts capitalized, and received $39.2 million in net refunds from income taxes. During the year ended December 31, 2012, we paid $109.0 million in interest, net of amounts capitalized, and received $91.2 million in net refunds from income taxes. During the year ended December 31, 2011, we paid $89.5 million in interest, net of amounts capitalized, and $1.1 million in income taxes, net of refunds.

As of December 31, 2013, 2012 and 2011, the amount of accounts payable related to capital expenditures was $4.6 million, $15.7 million and $16.7 million, respectively.

During the year ended December 31, 2013, we recorded an $82.6 million receivable related to the Treasury Grant. In conjunction with this transaction, we recognized $48.0 million as income, and deferred the balance.

S -- SUBSEQUENT EVENTS

On January 16, 2014, our Board of Directors declared a special dividend of $50.0 million which was paid to Wisconsin Energy on January 30, 2014.

98	Wisconsin Electric Power Company

2013 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wisconsin Electric Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Wisconsin Electric Power Company and subsidiary (the "Company") as of December 31, 2013 and 2012, and the related consolidated income statements, statements of common equity, and statements of cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wisconsin Electric Power Company and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 27, 2014

99	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Wisconsin Electric Power Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that Wisconsin Electric Power Company's internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

100	Wisconsin Electric Power Company

2013 Form 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance -- Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to WEC's Corporate Governance Committee?", "Corporate Governance -- Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?", "Corporate Governance -- Frequently Asked Questions: Are all the members of the Audit Committee financially literate and does the committee have an 'audit committee financial expert'?", "Corporate Governance -- Frequently Asked Questions: Does the Board have a nominating committee?" and "Committees of the Board of Directors -- Audit and Oversight" in our Definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Stockholders to be held April 24, 2014 (the "2014 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

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

The information under "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Committees of the Board of Directors -- Compensation", "Compensation Committee Report", "Risk Analysis of Compensation Policies and Practices" and "Certain Relationships and Related Transactions -- Compensation Committee Interlocks and Insider Participation" in the 2014 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is owned by our parent company, Wisconsin Energy Corporation, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors, director nominees and executive officers do not own any of our voting securities. The information concerning their beneficial ownership in Wisconsin Energy common stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2014 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of Wisconsin Energy Corporation.

101	Wisconsin Electric Power Company

2013 Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance -- Frequently Asked Questions: Who are the independent directors?", "Corporate Governance -- Frequently Asked Questions: What are the Board's standards of independence?", "Corporate Governance -- Frequently Asked Questions: Are the Audit and Oversight and Compensation Committees comprised solely of independent directors?", "Corporate Governance -- Frequently Asked Questions: Does the Company have policies and procedures in place to review and approve related party transactions?" and "Certain Relationships and Related Transactions" in the 2014 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of Wisconsin Energy's Corporate Governance Guidelines, which can be found on its website, www.wisconsinenergy.com.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2014 Annual Meeting Information Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDED IN PART II OF THIS REPORT

2	FINANCIAL STATEMENT SCHEDULES INCLUDED IN PART IV OF THIS REPORT

Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2013.

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

102	Wisconsin Electric Power Company

2013 Form 10-K

3	EXHIBITS AND EXHIBIT INDEX

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by two asterisks (**) following the description of the exhibit.

103	Wisconsin Electric Power Company

2013 Form 10-K

SCHEDULE II	VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of the Period	Expense	Deferral	Net Write-offs	Balance at End of the Period
	(Millions of Dollars)
December 31, 2013	$36.7	$31.4	$2.7	$(31.1)	$39.7
December 31, 2012	$36.9	$8.7	$20.7	$(29.6)	$36.7
December 31, 2011	$34.2	$46.2	$(14.6)	$(28.9)	$36.9

104	Wisconsin Electric Power Company

2013 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

	By	/s/GALE E. KLAPPA
Date:	February 27, 2014	Gale E. Klappa, Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GALE E. KLAPPA	February 27, 2014
Gale E. Klappa, Chairman of the Board, President and Chief
Executive Officer and Director -- Principal Executive Officer

/s/J. PATRICK KEYES	February 27, 2014
J. Patrick Keyes, Executive Vice President and Chief
Financial Officer -- Principal Financial Officer

/s/STEPHEN P. DICKSON	February 27, 2014
Stephen P. Dickson, Vice President and
Controller -- Principal Accounting Officer

/s/JOHN F. BERGSTROM	February 27, 2014
John F. Bergstrom, Director

/s/BARBARA L. BOWLES	February 27, 2014
Barbara L. Bowles, Director

/s/PATRICIA W. CHADWICK	February 27, 2014
Patricia W. Chadwick, Director

/s/CURT S. CULVER	February 27, 2014
Curt S. Culver, Director

/s/THOMAS J. FISCHER	February 27, 2014
Thomas J. Fischer, Director

/s/HENRY W. KNUEPPEL	February 27, 2014
Henry W. Knueppel, Director

/s/ULICE PAYNE, JR.	February 27, 2014
Ulice Payne, Jr., Director

/s/MARY ELLEN STANEK	February 27, 2014
Mary Ellen Stanek, Director

105	Wisconsin Electric Power Company

2013 Form 10-K

WISCONSIN ELECTRIC POWER COMPANY
(Commission File No. 001-01245)

EXHIBIT INDEX
to
Annual Report on Form 10-K
For the year ended December 31, 2013

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

	4.6*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 to Wisconsin Electric's 11/02/06 Form 8-K.)

	4.7*	Securities Resolution No. 8 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 25, 2008. (Exhibit 4.1 to Wisconsin Electric's 09/25/08 Form 8-K.)

E-1	Wisconsin Electric Power Company

2013 Form 10-K

Number	Exhibit

	4.8*	Securities Resolution No. 9 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2008. (Exhibit 4.1 to Wisconsin Electric's 12/08/08 Form 8-K.)

	4.9*	Securities Resolution No. 10 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 8, 2009. (Exhibit 4.1 to Wisconsin Electric's 12/08/09 Form 8-K.)

	4.10*	Securities Resolution No. 11 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 7, 2011. (Exhibit 4.1 to Wisconsin Electric's 09/07/11 Form 8-K.)

	4.11*	Securities Resolution No. 12 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 5, 2012. (Exhibit 4.1 to Wisconsin Electric's 12/05/12 Form 8-K.)

	4.12*	Securities Resolution No. 13 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of June 10, 2013. (Exhibit 4.1 to Wisconsin Electric’s 06/10/13 Form 8-K.)

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

10	Material Contracts

	10.1*	Wisconsin Energy Corporation Supplemental Pension Plan, effective as of January 1, 2005. (Exhibit 10.9 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

	10.2*	Service Agreement, dated April 25, 2000, between Wisconsin Electric Power Company and Wisconsin Gas LLC. (Exhibit 10.32 to Wisconsin Energy Corporation's 12/31/00 Form 10-K (File No. 001-09057).)

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

E-2	Wisconsin Electric Power Company

2013 Form 10-K

Number	Exhibit

	10.8*	First Amendment to the Legacy DDCP, effective as of January 1, 2005. (Exhibit 10.15 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

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

10.13*
Restated Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company dated February 11, 2004 (the “Non-Qualified Trust Agreement”), regarding trust established to provide a source of funds to assist in meeting of the liabilities under various nonqualified deferred compensation plans made between Wisconsin Energy Corporation or its subsidiaries and various plan participants. (Exhibit 10.16 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)** See Note.

10.14*
First Amendment to the Non-Qualified Trust Agreement by and between Wisconsin Energy Corporation and The Northern Trust Company, effective as of July 23, 2013. (Exhibit 10.1 to Wisconsin Energy Corporation’s 09/30/13 Form 10-Q (File No. 001-09057).)**See Note.

10.15*
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

	10.19*	Terms of Employment for J. Patrick Keyes. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/12 Form 10-Q (File No. 001-09057).)** See Note.

E-3	Wisconsin Electric Power Company

2013 Form 10-K

Number	Exhibit

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

10.25*
Supplemental Pension Benefit agreement between Wisconsin Energy Corporation and Stephen Dickson, effective May 23, 2001. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/01 Form 10-Q (File No. 001-09057).)** See Note.

10.26*
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

10.29*
Letter Agreement by between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q (File No. 001-09057).)** See Note.

10.30*
1993 Omnibus Stock Incentive Plan, amended and restated effective as of May 5, 2011, as approved by Wisconsin Energy Corporation's stockholders at its 2011 annual meeting of stockholders. (Exhibit 10.1 to Wisconsin Energy Corporation's 06/30/11 Form 10-Q (File No. 001-09057).)** See Note.

10.31*
2005 Terms and Conditions Governing Non-Qualified Stock Option Award under 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/28/04 Form 8-K (File No. 001-09057).)** See Note.

10.32*
Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q (File No. 001-09057).)** See Note.

E-4	Wisconsin Electric Power Company

2013 Form 10-K

Number	Exhibit

10.33*
Terms and Conditions Governing Restricted Stock Awards under the 1993 Omnibus Stock Incentive Plan, approved December 1, 2010. (Exhibit 10.1 to Wisconsin Energy Corporation's 12/01/10 Form 8-K (File No. 001-09057).)** See Note.

10.34*
Wisconsin Energy Corporation Terms and Conditions Governing Director Restricted Stock Award under the 1993 Omnibus Stock Incentive Plan, amended and restated effective May 5, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 01/19/12 Form 8-K (File No. 001-09057).)** See Note.

10.35*
Wisconsin Energy Corporation Performance Unit Plan, amended and restated effective as of January 1, 2010. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/03/09 Form 8-K (File No. 001-09057).)** See Note.

	10.36*	Form of Award of Performance Units under the Wisconsin Energy Corporation Performance Unit Plan. (Exhibit 10.2 to Wisconsin Energy Corporation's 12/06/04 Form 8-K (File No. 001-09057).)** See Note.

10.37*
Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to Wisconsin Electric's 06/30/03 Form 10-Q.)

10.38*
Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to Wisconsin Electric's 06/30/03 Form 10-Q.)

10.39*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.40*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.41*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q (File No. 001-09057).)

10.42*
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

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric Power Company.

E-5	Wisconsin Electric Power Company

2013 Form 10-K

Number	Exhibit

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP - Milwaukee, WI, Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

E-6	Wisconsin Electric Power Company