Form 10-Q
period 2014-06-30
WISCONSIN ELECTRIC POWER CO
filed 2014-08-01
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2014):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2014

June 2014	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PSD	Prevention of Significant Deterioration
SIP	State Implementation Plan
SO2	Sulfur Dioxide

Other Terms and Abbreviations
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism

June 2014	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
OTC	Over-the-Counter
PTF	Power the Future
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
GAAP	Generally Accepted Accounting Principles
OPEB	Other Post-Retirement Employee Benefits

June 2014	4	Wisconsin Electric Power Company

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

•	Timing, resolution and impact of rate cases and negotiations.

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

June 2014	5	Wisconsin Electric Power Company

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

•	Internal restructuring options that may be pursued by Wisconsin Energy Corporation (Wisconsin Energy).

•	Current and future litigation, regulatory investigations, proceedings or inquiries.

•	Events in the global credit markets that may affect the availability and cost of capital.

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 as updated in Item 1A. Risk Factors in Part II of this report.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

June 2014	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,130,000 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 472,000 gas customers in Wisconsin and approximately 440 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

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

Bostco is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2014, Bostco had $28.7 million of assets.

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

June 2014	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of Dollars)

Operating Revenues	$905.7	$880.5	$2,132.4	$1,885.1

Operating Expenses
Fuel and purchased power	293.7	277.4	613.6	549.7
Cost of gas sold	50.4	46.9	300.1	159.7
Other operation and maintenance	318.8	334.8	656.4	685.1
Depreciation and amortization	73.3	69.5	146.0	137.9
Property and revenue taxes	28.4	27.7	56.9	55.4
Total Operating Expenses	764.6	756.3	1,773.0	1,587.8

Treasury Grant	3.1	—	6.6	—

Operating Income	144.2	124.2	366.0	297.3

Equity in Earnings of Transmission Affiliate	15.3	15.1	30.5	29.8
Other Income, net	5.8	5.4	6.6	9.5
Interest Expense, net	27.7	30.3	58.6	62.2

Income Before Income Taxes	137.6	114.4	344.5	274.4

Income Tax Expense	47.3	41.3	126.9	96.6

Net Income	90.3	73.1	217.6	177.8

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available for Common Stockholder	$90.0	$72.8	$217.0	$177.2

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2014	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	June 30, 2014	December 31, 2013
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$10,332.8	$10,160.6
Accumulated depreciation	(3,339.8)	(3,258.8)
	6,993.0	6,901.8
Construction work in progress	108.2	101.9
Leased facilities, net	2,231.5	2,279.0
Net Property, Plant and Equipment	9,332.7	9,282.7
Investments
Equity investment in transmission affiliate	366.5	354.1
Other	0.2	0.2
Total Investments	366.7	354.3
Current Assets
Cash and cash equivalents	19.1	25.1
Accounts receivable, net	293.1	335.7
Accounts receivable from related parties	21.7	9.1
Accrued revenues	162.7	240.7
Materials, supplies and inventories	245.5	281.0
Current deferred tax asset, net	—	75.8
Prepayments and other	145.2	146.4
Total Current Assets	887.3	1,113.8
Deferred Charges and Other Assets
Regulatory assets	1,415.4	1,370.3
Other	158.2	164.5
Total Deferred Charges and Other Assets	1,573.6	1,534.8
Total Assets	$12,160.3	$12,285.6
Capitalization and Liabilities
Capitalization
Common equity	$3,411.0	$3,406.8
Preferred stock	30.4	30.4
Long-term debt	2,414.6	2,167.3
Capital lease obligations	2,697.2	2,712.0
Total Capitalization	8,553.2	8,316.5
Current Liabilities
Long-term debt and capital lease obligations due currently	92.0	379.5
Short-term debt	160.5	174.5
Subsidiary note payable to Wisconsin Energy	22.7	22.8
Accounts payable	236.8	273.8
Accounts payable to related parties	86.8	85.9
Accrued payroll and benefits	64.3	89.3
Other	132.0	132.3
Total Current Liabilities	795.1	1,158.1
Deferred Credits and Other Liabilities
Regulatory liabilities	628.7	634.2
Deferred income taxes - long-term	1,817.4	1,794.5
Pension and other benefit obligations	159.4	160.1
Other	206.5	222.2
Total Deferred Credits and Other Liabilities	2,812.0	2,811.0
Total Capitalization and Liabilities	$12,160.3	$12,285.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2014	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2014	2013
	(Millions of Dollars)
Operating Activities
Net income	$217.6	$177.8
Reconciliation to cash
Depreciation and amortization	149.1	142.5
Deferred income taxes and investment tax credits, net	113.8	90.7
Change in - Accounts receivable and accrued revenues	102.0	4.8
Inventories	35.5	30.7
Other current assets	12.1	12.0
Accounts payable	(34.6)	(80.8)
Accrued income taxes, net	(6.1)	(2.3)
Other current liabilities	(29.3)	(6.9)
Other, net	(41.6)	54.2
Cash Provided by Operating Activities	518.5	422.7

Investing Activities
Capital expenditures	(228.3)	(234.4)
Investment in transmission affiliate	(6.9)	(4.6)
Other, net	(7.1)	(20.4)
Cash Used in Investing Activities	(242.3)	(259.4)

Financing Activities
Dividends paid on common stock	(220.0)	(170.0)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	250.0	250.0
Retirement of long-term debt	(300.0)	(300.0)
Change in total short-term debt	(14.1)	33.7
Other, net	2.5	9.3
Cash Used in Financing Activities	(282.2)	(177.6)

Change in Cash and Cash Equivalents	(6.0)	(14.3)

Cash and Cash Equivalents at Beginning of Period	25.1	34.1

Cash and Cash Equivalents at End of Period	$19.1	$19.8

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2014	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2013 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year 2014 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition: In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued their joint revenue recognition standard Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our consolidated financial statements.

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

June 2014	11	Wisconsin Electric Power Company

Form 10-Q

The following is a summary of Wisconsin Energy stock option activity by our employees during the three and six months ended June 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of April 1, 2014	7,897,837	$28.89
Granted	—	$—
Exercised	(87,377)	$24.54
Forfeited	(10,810)	$37.94
Outstanding as of June 30, 2014	7,799,650	$28.92

Outstanding as of January 1, 2014	7,688,843	$26.92
Granted	864,860	$41.03
Exercised	(736,858)	$22.05
Forfeited	(17,195)	$36.73
Outstanding as of June 30, 2014	7,799,650	$28.92	5.6	$140.4

Exercisable as of June 30, 2014	4,995,425	$23.85	3.9	$115.2

The intrinsic value of Wisconsin Energy options exercised by our employees was $2.0 million and $15.9 million for the three and six months ended June 30, 2014 and $11.2 million and $33.2 million for the same periods in 2013, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $16.2 million and $38.2 million for the six months ended June 30, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $6.5 million and $13.3 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$17.10 to $21.11	1,580,215	$20.70	3.8	1,580,215	$20.70	3.8
$23.88 to $29.35	3,207,810	$24.66	3.7	3,207,810	$24.66	3.7
$34.88 to $41.03	3,011,625	$37.78	8.5	207,400	$35.47	7.7
	7,799,650	$28.92	5.6	4,995,425	$23.85	3.9

June 2014	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and six months ended June 30, 2014:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of April 1, 2014	2,826,995	$3.65
Granted	—	$—
Vested	(11,960)	$3.65
Forfeited	(10,810)	$3.65
Non-vested as of June 30, 2014	2,804,225	$3.65

Non-vested as of January 1, 2014	2,289,400	$3.38
Granted	864,860	$4.18
Vested	(332,840)	$3.22
Forfeited	(17,195)	$3.56
Non-vested as of June 30, 2014	2,804,225	$3.65

As of June 30, 2014, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $3.8 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity related to our employees occurred during the three and six months ended June 30, 2014:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of April 1, 2014	102,773
Granted	—	$—
Released	—	$—
Forfeited	(827)	$38.83
Outstanding as of June 30, 2014	101,946

Outstanding as of January 1, 2014	98,226
Granted	51,873	$40.98
Released	(46,228)	$34.31
Forfeited	(1,925)	$38.38
Outstanding as of June 30, 2014	101,946

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was zero and $2.3 million for the three and six months ended June 30, 2014, and $0.4 million and $2.8 million for the same periods in 2013, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $0.9 million for the three and six months ended June 30, 2014 and $0.2 million and $1.1 million for the same periods in 2013, respectively.

As of June 30, 2014, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $3.1 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

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

June 2014	13	Wisconsin Electric Power Company

Form 10-Q

respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.7 million and $6.2 million, respectively. As of June 30, 2014, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $11.1 million, which is expected to be recognized over the next 25 months on a weighted-average basis.

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

4 -- LONG-TERM DEBT

In May 2014, we issued $250 million of 4.25% Debentures due June 1, 2044. The debentures were issued under an existing shelf registration statement filed with the SEC in November 2013. The net proceeds were used to repay short-term debt and for general corporate purposes.

On April 1, 2014, we used short-term borrowings to retire $300 million of long-term debt that matured.

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

June 2014	14	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$1.3	$4.1	$14.1	$19.5
Total	$1.3	$4.1	$14.1	$19.5

Liabilities:
Derivatives	$—	$0.2	$—	$0.2
Total	$—	$0.2	$—	$0.2

Recurring Fair Value Measures	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$3.2	$2.3	$3.5	$9.0
Total	$3.2	$2.3	$3.5	$9.0

Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

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

June 2014	15	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(Millions of Dollars)

Beginning Balance	$1.7	$1.6	$3.5	$4.7
Realized and unrealized gains (losses)	—	—	—	—
Purchases	15.6	10.6	15.6	10.6
Issuances	—	—	—	—
Settlements	(3.2)	(3.0)	(5.0)	(6.1)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30	$14.1	$9.2	$14.1	$9.2

Change in unrealized gains (losses) relating to instruments still held as of June 30	$—	$—	$—	$—

Derivative instruments reflected in Level 3 of the hierarchy include Midcontinent Independent System Operator, Inc. (MISO) Financial Transmission Rights (FTRs) that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. Changes in fair value for Level 3 recurring items are recorded on our balance sheet. See Note 6 -- Derivative Instruments for further information on the offset to regulatory assets and liabilities.

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2014		December 31, 2013
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$25.8	$30.4	$26.0
Long-term debt, including current portion	$2,437.0	$2,684.4	$2,487.0	$2,634.7

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

6-- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the Public Service Commission of Wisconsin (PSCW).

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of June 30, 2014, we recognized $0.8 million in regulatory assets and $18.9 million in regulatory liabilities related to derivatives in comparison to $0.3 million in regulatory assets and $8.1 million in regulatory liabilities as of December 31, 2013.

June 2014	16	Wisconsin Electric Power Company

Form 10-Q

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. As of June 30, 2014, none of our derivative assets or derivative liabilities were considered long-term. Our Consolidated Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 include:

	June 30, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$4.0	$—	$2.8	$0.1
Fuel Oil	0.2	—	0.6	—
FTRs	14.1	—	3.5	—
Coal	1.2	0.2	2.1	0.2
Total	$19.5	$0.2	$9.0	$0.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	5.4 million Dth	$1.5	5.5 million Dth	$1.1
Fuel Oil	2.4 million gallons	0.4	2.2 million gallons	0.1
FTRs	7.4 million MWh	2.6	6.5 million MWh	4.7
Total		$4.5		$5.9

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	12.6 million Dth	$5.4	14.6 million Dth	$(2.1)
Fuel Oil	4.4 million gallons	0.6	3.7 million gallons	0.2
FTRs	13.1 million MWh	9.6	12.3 million MWh	5.6
Total		$15.6		$3.7

As of June 30, 2014 and December 31, 2013, we posted collateral of $0.2 million and zero, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

June 2014	17	Wisconsin Electric Power Company

Form 10-Q

The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$19.5	$0.2	$9.0	$0.3
Gross Amount Not Offset on Balance Sheet (a)	—	—	—	—
Net Amount	$19.5	$0.2	$9.0	$0.3

(a)	Gross Amount Not Offset on Balance Sheet includes no cash collateral posted as of June 30, 2014 and December 31, 2013.

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.2	$3.0	$4.7	$6.9
Interest cost	14.9	13.0	29.7	26.2
Expected return on plan assets	(19.8)	(19.3)	(39.6)	(38.6)
Amortization of:
Prior service cost	0.5	0.6	1.0	1.1
Actuarial loss	6.9	10.5	13.5	20.9
Net Periodic Benefit Cost	$4.7	$7.8	$9.3	$16.5

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$1.9	$2.2	$4.0	$4.7
Interest cost	3.6	3.1	7.2	6.3
Expected return on plan assets	(4.1)	(3.6)	(8.1)	(7.2)
Amortization of:
Transition obligation	—	—	—	—
Prior service (credit)	(0.4)	(0.4)	(0.8)	(0.9)
Actuarial loss	0.1	0.3	0.1	0.7
Net Periodic Benefit Cost	$1.1	$1.6	$2.4	$3.6

We made no contributions to our qualified benefit plans during the first six months of 2014 and 2013. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

June 2014	18	Wisconsin Electric Power Company

Form 10-Q

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $2.8 million as of both June 30, 2014 and December 31, 2013.

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2014 and 2013 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

June 30, 2014
Operating Revenues (a)	$813.7	$83.8	$8.2	$905.7
Operating Income	$135.3	$8.5	$0.4	$144.2

June 30, 2013
Operating Revenues (a)	$793.2	$79.4	$7.9	$880.5
Operating Income	$116.9	$7.8	$(0.5)	$124.2

Six Months Ended

June 30, 2014
Operating Revenues (a)	$1,699.5	$406.3	$26.6	$2,132.4
Operating Income	$304.2	$53.9	$7.9	$366.0

June 30, 2013
Operating Revenues (a)	$1,605.5	$256.6	$23.0	$1,885.1
Operating Income (Loss)	$246.8	$46.3	$4.2	$297.3

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

June 2014	19	Wisconsin Electric Power Company

Form 10-Q

We have approximately $194.9 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the six months ended June 30, 2014 and 2013 were $26.7 million and $25.2 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $9 million to $17 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of June 30, 2014, we have established reserves of $10.8 million related to future remediation costs.

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

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2014, we paid $60.6 million in interest, net of amounts capitalized, and paid $12.0 million in income taxes, net of refunds. During the six months ended June 30, 2013, we paid $63.0 million in interest, net of amounts capitalized, and received $7.8 million in net refunds from income taxes.

As of June 30, 2014 and 2013, the amount of accounts payable related to capital expenditures was $3.1 million and $5.2 million, respectively.

During the six months ended June 30, 2014 and 2013, our equity in earnings from ATC was $30.5 million and $29.8 million, respectively. During the six months ended June 30, 2014 and 2013, distributions received from ATC were $25.0 million and $23.5 million, respectively.

June 2014	20	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2014

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2014 with the second quarter of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	Electric Revenues			MWh
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$275.0	$(2.2)	$277.2	1,780.7	(70.7)	1,851.4
Small Commercial/Industrial	256.6	0.4	256.2	2,085.2	(54.2)	2,139.4
Large Commercial/Industrial	162.9	(17.0)	179.9	1,854.7	(356.8)	2,211.5
Other - Retail	5.4	0.1	5.3	34.8	(0.7)	35.5
Total Retail	699.9	(18.7)	718.6	5,755.4	(482.4)	6,237.8
Wholesale - Other	32.9	(4.3)	37.2	471.3	(50.6)	521.9
Resale - Utilities	56.5	27.7	28.8	1,483.8	593.0	890.8
Other Operating Revenues	23.0	14.4	8.6	—	—	—
Total	812.3	19.1	793.2	7,710.5	60.0	7,650.5
Electric Customer Choice (a)	1.4	1.4	—	627.5	627.5	—
Total, including electric customer choice	$813.7	$20.5	$793.2

Weather -- Degree Days (b)
Heating (941 Normal)				976	(53)	1,029
Cooling (173 Normal)				108	(30)	138

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $20.5 million, or 2.6%, when compared to the second quarter of 2013. The most significant factors that caused a change in revenues were:

•	A $27.7 million increase in sales for resale resulting from increased sales into the MISO Energy Markets as a result of Michigan's alternative electric supplier program.

•
A $22.1 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

•
A $14.4 million increase in other operating revenues, primarily driven by the recognition of $13.0 million related to revenues under the System Support Resource (SSR) agreement with MISO. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the SSR payments.

•
Wisconsin net retail pricing increases of $9.1 million, which are primarily related to our 2013 Wisconsin Rate Case. For information on the rate order in the 2013 rate case and the 2014 fuel credits, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

•	Unfavorable weather decreased electric revenues by an estimated $5.3 million.

As measured by cooling degree days, the second quarter of 2014 was 21.7% cooler than the same period in 2013

June 2014	21	Wisconsin Electric Power Company

Form 10-Q

and 37.6% cooler than normal. We believe the cooler weather was the primary driver of reduced sales to our residential and small commercial/industrial customers. Sales to large commercial/industrial customers decreased by 16.1%, primarily because of the loss of the two iron ore mines in Michigan as retail electric customers. If the sales to the mines in the second quarter of 2013 are excluded, sales to our large commercial/industrial customers decreased 0.2%.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $16.3 million, or 5.9%, when compared to the second quarter of 2013. This increase was primarily caused by higher generating costs driven by an increase in natural gas prices as compared to the second quarter of 2013.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2014 with the second quarter of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $4.4 million, or 5.5%. Cost of gas sold increased by $3.5 million, or 7.5%, because of an 1.8% increase in the average cost of delivered gas.

	Three Months Ended June 30
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$83.8	$4.4	$79.4
Cost of Gas Sold	50.4	(3.5)	46.9
Gross Margin	$33.4	$0.9	$32.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2014 with the second quarter of 2013:

	Three Months Ended June 30
	Gross Margin			Therms
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$22.4	$0.6	$21.8	56.3	2.8	53.5
Commercial/Industrial	6.5	—	6.5	32.6	(0.8)	33.4
Interruptible	0.1	—	0.1	0.7	(0.4)	1.1
Total Retail	29.0	0.6	28.4	89.6	1.6	88.0
Transported Gas	3.8	0.1	3.7	77.6	7.1	70.5
Other Operating	0.6	0.2	0.4	—	—	—
Total	$33.4	$0.9	$32.5	167.2	8.7	158.5

Weather -- Degree Days (a)
Heating (941 Normal)				976	(53)	1,029

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $0.9 million, or approximately 2.8%, when compared to the second quarter of 2013. The unfavorable impact of weather was offset by favorable impacts tied to the economy and customer growth. As measured by heating degree days, the second quarter of 2014 was 5.2% warmer than the same period in 2013 and 3.7% colder than normal.

June 2014	22	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $16.0 million, or approximately 4.8%, when compared to the second quarter of 2013. This decrease was primarily driven by lower benefit costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $3.8 million, or approximately 5.5%, when compared to the second quarter of 2013 primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

Treasury Grant

In December 2013, we filed an application with the United States Treasury for a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) related to the construction of our biomass facility. In December 2013 we recognized income related to the Treasury Grant and we deferred as a regulatory liability the grant proceeds that would be returned to customers subsequent to December 31, 2013. In connection with our Wisconsin retail electric rates that became effective January 1, 2013, our Wisconsin retail electric customers began receiving bill credits for the expected grant proceeds plus the related tax benefits. We began to record grant income when the biomass facility was placed into service in the fourth quarter of 2013.
In June 2014, we received approximately $76.2 million related to the Treasury Grant. The PSCW approved escrow accounting for the Treasury Grant and the proceeds we received that exceeded the amounts originally included in rates will be returned to customers in future rate proceedings.
As noted above, our Wisconsin retail electric customers are currently receiving bill credits related to the Treasury Grant plus related tax benefits. During 2014, we are recognizing Treasury Grant income to match the bill credits related to the grant that our Wisconsin retail electric customers are receiving.
Other Income, net

	Three Months Ended June 30
Other Income, net	2014	B (W)	2013
	(Millions of Dollars)

Gain on Property Sales	$4.3	$4.1	$0.2
AFUDC - Equity	1.0	(3.5)	4.5
Other	0.6	(0.1)	0.7
Other Income, net	$5.9	$0.5	$5.4

Other income, net increased by $0.4 million, or approximately 7.4%, when compared to the second quarter of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

Interest Expense, net

	Three Months Ended June 30
Interest Expense	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$28.1	$4.2	$32.3
Less: Capitalized Interest	0.4	(1.6)	2.0
Interest Expense, net	$27.7	$2.6	$30.3

Our gross interest costs decreased by $4.2 million, or approximately 13.0%, when compared to the second quarter of 2013 primarily due to lower debt levels and lower average interest rates. Our capitalized interest decreased by $1.6 million primarily because of lower construction work in progress as the biomass plant went into service in

June 2014	23	Wisconsin Electric Power Company

Form 10-Q

November 2013. As a result, our net interest expense decreased by $2.6 million, or 8.6%, as compared to the second quarter of 2013.

Income Tax Expense

For the second quarter of 2014, our effective tax rate was 34.4% compared to 36.1% for the second quarter of 2013. This decrease in our effective tax rate was primarily due to the favorable recognition of a prior year federal tax position partially offset by reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2014

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2014 with the first six months of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30
	Electric Revenues			MWh
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$594.2	$13.8	$580.4	3,943.3	47.4	3,895.9
Small Commercial/Industrial	516.6	6.5	510.1	4,338.4	19.9	4,318.5
Large Commercial/Industrial	314.1	(52.1)	366.2	3,647.6	(911.7)	4,559.3
Other - Retail	11.5	—	11.5	74.2	(0.8)	75.0
Total Retail	1,436.4	(31.8)	1,468.2	12,003.5	(845.2)	12,848.7
Wholesale - Other	73.7	(3.0)	76.7	1,076.1	37.2	1,038.9
Resale - Utilities	148.3	102.2	46.1	2,927.3	1,476.6	1,450.7
Other Operating Revenues	38.3	23.8	14.5	—	—	—
Total	1,696.7	91.2	1,605.5	16,006.9	668.6	15,338.3
Electric Customer Choice (a)	2.8	2.8	—	1,228.7	1,228.7	—
Total, including electric customer choice	$1,699.5	$94.0	$1,605.5

Weather -- Degree Days (b)
Heating (4,199 Normal)				5,009	509	4,500
Cooling (174 Normal)				108	(30)	138

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $94.0 million, or 5.9%, when compared to the first six months of 2013. The most significant factors that caused a change in revenues were:

•
A $102.2 million increase in sales for resale because of increased sales into the MISO Energy Markets as a result of Michigan's alternative electric supplier program and increased availability of our generating units.

•	A $55.6 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013.

•	A $23.8 million increase in other operating revenues, primarily driven by the recognition of $21.8 million related to revenues under the SSR agreement with MISO.

•	Wisconsin net retail pricing increases of $18.2 million, which are primarily related to our 2013 Wisconsin Rate Case.

•	Favorable winter weather increased electric revenues by an estimated $12.7 million.

June 2014	24	Wisconsin Electric Power Company

Form 10-Q

As measured by heating degree days, the first six months of 2014 were 11.3% colder than the same period in 2013 and 19.3% colder than normal. This favorable impact of the winter weather was partially offset by mild weather in the second quarter that reduced the cooling load. Cooling degree days decreased 21.7% during the first six months of 2014 as compared to the same period in 2013. Residential sales increased by 1.2%, primarily because of weather. Sales to large commercial/industrial customers decreased by 20.0%, primarily because of the loss of the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 0.4% compared to 2013.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $63.9 million, or 11.6%, when compared to the first six months of 2013. This increase was primarily caused by a 4.4% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2014 with the first six months of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $149.7 million, or 58.3%, and cost of gas sold increased by $140.4 million, or 87.9%, due to colder weather and an increase in the commodity cost of natural gas.

	Six Months Ended June 30
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$406.3	$149.7	$256.6
Cost of Gas Sold	300.1	(140.4)	159.7
Gross Margin	$106.2	$9.3	$96.9

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2014 with the first six months of 2013:

	Six Months Ended June 30
	Gross Margin			Therms
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$70.8	$5.3	$65.5	257.1	29.3	227.8
Commercial/Industrial	25.1	3.3	21.8	148.7	22.5	126.2
Interruptible	0.2	(0.1)	0.3	2.3	(1.0)	3.3
Total Retail	96.1	8.5	87.6	408.1	50.8	357.3
Transported Gas	9.0	0.6	8.4	187.8	24.5	163.3
Other	1.1	0.2	0.9	—	—	—
Total	$106.2	$9.3	$96.9	595.9	75.3	520.6

Weather -- Degree Days (a)
Heating (4,199 Normal)				5,009	509	4,500

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $9.3 million, or approximately 9.6%, when compared to the first six months of 2013. This increase primarily relates to an increase in sales volumes as a result of colder weather during the first six months of 2013 that increased heating loads. We estimate that weather increased gas margins by approximately $6.5 million. As measured by heating degree days, the first six months of 2014 were 11.3% colder than the same period in 2013 and 19.3% colder than normal.

June 2014	25	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $28.7 million, or approximately 4.2%, when compared to the first six months of 2013. This decrease was primarily driven by lower benefit costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $8.1 million, or approximately 5.9%, when compared to the first six months of 2013, primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

Treasury Grant

For a discussion of the impact of the Treasury Grant on our results of operations, see Results of Operations -- Three Months Ended June 30, 2014 -- Treasury Grant.

Other Income, net

	Six Months Ended June 30
Other Income, net	2014	B (W)	2013
	(Millions of Dollars)

Gain on Property Sales	$4.3	$3.8	$0.5
AFUDC - Equity	1.8	(6.9)	$8.7
Other	0.6	0.3	0.3
Other Income, net	$6.7	$(2.8)	$9.5

Other income, net decreased by $2.9 million, or approximately 30.5%, when compared to the first six months of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

Interest Expense, net

	Six Months Ended June 30
Interest Expense	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$59.3	$6.6	$65.9
Less: Capitalized Interest	0.7	(3.0)	3.7
Interest Expense, net	$58.6	$3.6	$62.2

Our gross interest costs decreased by $6.6 million, or approximately 10.0%, when compared to the first six months of 2013 primarily due to lower debt levels and lower average interest rates. Our capitalized interest decreased by $3.0 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013. As a result, our net interest expense decreased by $3.6 million, or 5.8%, as compared to the first six months of 2013.

Income Tax Expense

For the first six months of 2014, our effective tax rate was 36.8% compared to 35.2% for the first six months of 2013. This increase in our effective tax rate was primarily due to reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K. We expect our 2014 annual effective tax rate to be between 37.5% and 38.5%.

June 2014	26	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the six months ended June 30:

	2014	2013
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$518.5	$422.7
Investing Activities	$(242.3)	$(259.4)
Financing Activities	$(282.2)	$(177.6)

Operating Activities

Cash provided by operating activities increased by $95.8 million during the first six months of 2014 as compared to the same period in 2013. The increase is primarily because of $76.2 million of proceeds related to the Treasury Grant and higher net income. These items were partially offset by higher working capital requirements.

Investing Activities

Cash used in investing activities decreased by $17.1 million during the first six months of 2014 as compared to the same period in 2013. Our capital expenditures decreased by $6.1 million during the first six months of 2014 as compared to the same period in 2013, primarily because of the completion of the biomass plant in November 2013.

Financing Activities

Cash used in financing activities increased by $104.6 million during the first six months of 2014 as compared to the same period in 2013. We paid a $50.0 million special dividend to Wisconsin Energy during the first six months of 2014 to balance our capital structure. In addition, we decreased our short-term debt levels by $14.1 million in 2014 compared to an increase of $33.7 million during the same period in 2013.

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

As of June 30, 2014, we had approximately $494.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $160.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first six months of 2014, our maximum commercial paper outstanding was $401.0 million with a weighted-average interest rate of 0.21%.

June 2014	27	Wisconsin Electric Power Company

Form 10-Q

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of June 30, 2014:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$5.1	$494.9	December 2017

This facility has a renewal provision for two one-year extensions, subject to lender approval.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of June 30, 2014, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2014, Standard and Poor's Ratings Services and Moody's Investors Service affirmed our ratings and stable ratings outlook.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $26.8 billion as of June 30, 2014 compared with $27.2 billion as of December 31, 2013.

June 2014	28	Wisconsin Electric Power Company

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

We Power assigned its warranty rights to us upon turnover of each of the Oak Creek expansion units. The warranty claim for costs incurred to repair steam turbine corrosion damage identified on both units was scheduled to go to arbitration in October 2013, but we entered into a settlement agreement with Bechtel Power Corporation (Bechtel) in June 2013 resolving the claim, as well as several other warranty claims. This settlement did not have a material impact to our financial statements. We resolved an additional warranty claim with Bechtel in April 2014 which also did not have a material impact. The parties continue to work through one remaining item.

See Factors Affecting Results, Liquidity and Capital Resources -- Power the Future in Item 7 of our 2013 Annual Report on Form 10-K for additional information on PTF.

RATES AND REGULATORY MATTERS

2015 Wisconsin Rate Case:   On May 30, 2014, we applied to the PSCW for a biennial review of costs and rates.

We engaged in settlement discussions related to this review, facilitated by PSCW Staff, with the Citizens Utility Board, the Wisconsin Industrial Energy Group and the Wisconsin Paper Council. As a result of these discussions, we agreed with the three customer groups on the following:

•
We are requesting a rate increase of $41.5 million (1.43%), excluding fuel, for our Wisconsin retail electric customers in 2015; or $52.3 million (1.81%) when including estimated fuel costs for 2015. This increase reflects an offset of $26.2 million (0.91%) related to bill credits. Other than the expiration of the bill credits, no adjustment to electric base rates would be made in 2016.

•	We are requesting a rate decrease of $10.7 million (2.39%) for our natural gas customers in 2015, with no rate adjustment in 2016.

•
We are requesting rate increases in 2015 of $0.5 million (2.10%) and $0.8 million (4.56%) for our downtown Milwaukee and Milwaukee County steam customers, respectively, with no rate adjustments in 2016.

In addition, the parties have agreed that our authorized return on equity should be set at 10.2%. The agreement calls for our financial common equity component to remain the same.

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

June 2014	29	Wisconsin Electric Power Company

Form 10-Q

•	An electric rate increase for our Wisconsin electric customers of approximately $28 million (1.0%) for 2014, and a $45 million (1.6%) reduction in bill credits.

•	Recovery of a forecasted increase in fuel costs of approximately $44 million (1.6%) for 2013.

•	A rate decrease of approximately $8 million (1.9%) for our natural gas customers for 2013, with no rate adjustment in 2014. The new rates reflect a $6.4 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for our downtown Milwaukee steam utility customers for 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1 million (7.0%) in 2013 and $1 million (6.0%) in 2014 for our Milwaukee County steam utility customers.

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

ELECTRIC TRANSMISSION AND ENERGY MARKETS

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the Locational Marginal Price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction Revenue Rights (ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2014 through May 31, 2015. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

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

We do not expect the loss of these customers to have a material impact on our consolidated results of operations in 2014. Although the financial impact in future periods is uncertain, we expect that successful mitigation efforts and continued reasonable regulatory responses should make our net financial exposure immaterial.

We have taken, and will continue to take, multiple steps to mitigate these impacts. In August 2013, we filed a request with MISO to suspend the operation of all five units at Presque Isle Power Plant (PIPP) located in the Upper Peninsula of Michigan. In October 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan. On January 30, 2014, we entered into an SSR agreement with MISO to recover costs for operating and maintaining the units. The agreement was effective February 1, 2014, has a one

June 2014	30	Wisconsin Electric Power Company

Form 10-Q

year term, and specifies monthly payments to us of $4.4 million to cover fixed costs. The agreement also provides for the payment of our variable costs to operate and maintain the plant. MISO filed the SSR agreement with the Federal Energy Regulatory Commission (FERC) on January 31, 2014, and on April 1, 2014, FERC conditionally accepted the agreement as filed, subject to further review and FERC order. We began receiving SSR payments from MISO in the second quarter retroactive to the agreement's effective date of February 1, 2014.

In addition, we have been evaluating options for the long-term future of PIPP. As part of that process, we issued a request for proposals regarding the potential purchase of PIPP in January 2014. We did not receive any proposals by the March 3, 2014 deadline. Based upon our evaluation and the lack of interest to purchase the plant, on April 15, 2014, we filed a request with MISO to retire PIPP effective October 15, 2014. On May 28, 2014, MISO informed us that they had determined the operation of all five units at PIPP is necessary for reliability purposes; therefore, the units will continue to be designated as SSR units, unless an alternative solution is identified through the stakeholder planning process. We expect that MISO will again find that there are limited alternatives to continued operation of the plant at this point. We plan to enter into a new SSR agreement with MISO, effective October 15, 2014, that would be expected to cover operations for one year. The costs to comply with the Mercury and Air Toxic Standards (MATS) are expected to be included for recovery in the new SSR agreement. For additional information related to MATS, see Environmental Matters -- Air Quality -- Mercury and Other Hazardous Air Pollutants later in this report.

See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition in Item 7 of our 2013 Form 10-K for additional information regarding the impact of industry restructuring in Michigan, as well as information regarding other restructuring matters and MISO.

ENVIRONMENTAL MATTERS

Air Quality

National Ambient Air Quality Standards

8-hour Ozone Standards:  In April 2004, the United States Environmental Protection Agency (EPA) designated 10 counties in southeastern Wisconsin as non-attainment areas for the 1997 8-hour ozone ambient air quality standard. The EPA has since redesignated all of these counties to attainment. In 2008, the EPA issued an additional, more stringent 8-hour ozone standard, and made final attainment designations for this revised standard in 2012. In April 2012 and May 2012, the EPA designated Sheboygan County and the eastern portion of Kenosha County, respectively, as 2008 8-hour ozone standard non-attainment areas. The net result of all of these actions is that construction permitting for all of our Wisconsin power plants, except the Pleasant Prairie Power Plant, is expected to be subject to less stringent permitting requirements. In addition, modifications to these facilities should no longer be required to obtain emission offsets. So long as eastern Kenosha County remains an ozone non-attainment area, the Pleasant Prairie Power Plant will continue to be subject to more stringent permitting requirements and offset provisions.

In January 2010, the EPA announced its decision to further lower the 2008 8-hour ozone standard. However, in September 2011, President Obama requested the EPA to delay the reconsideration of the 8-hour ozone standard. In January 2014, environmental groups petitioned the U.S. District Court for the Northern District of California to order the EPA to propose a new ozone standard by the end of 2014 and to finalize the standard by October 2015. We expect the EPA to lower the 8-hour ozone standard from its current level. The impact, if any, of a revised standard will depend on how much it is lowered, but could result in widespread areas of the country not being able to meet the new standard.

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

June 2014	31	Wisconsin Electric Power Company

Form 10-Q

The EPA issued two technical assistance documents for comment in 2013, and on May 13, 2014, issued the proposed Data Requirements Rule for the 1-Hour SO2 Primary NAAQS that will establish requirements for characterizing SO2 air quality in priority areas (areas with large sources of SO2 or large populations). The proposed rule describes the EPA's plans for using a combination of monitoring and modeling to make designations for areas that have not yet been designated attainment, non-attainment or unclassifiable for the 1-Hour SO2 standard. As part of the comments we filed with the EPA in July 2014, we proposed a special reliability exclusion for PIPP which would recognize the planned facility retirement, and would exclude it from further modeling or monitoring requirements and subsequent emission reductions. As proposed, the rule affords state agencies latitude in rule implementation. The way in which state agencies employ this discretion will affect each source’s actual compliance obligations. In addition, the extent to which EPA exerts its “oversight” authority will also affect the final stringency of the rule and its requirements. Affected facilities would have the option of modeling or monitoring to show attainment (subject to state approval for this selection). If an affected facility is unable to show modeled attainment, then the facility would have to make emission reductions by 2017 in order to avoid a non-attainment designation. A non-attainment designation could have negative impacts for a localized geographic area, including permitting constraints for the subject source and for other new or existing sources in the area. If the source does not make reductions by 2017 and was classified as non-attainment, then it would have to make emission reductions by 2023. Alternatively, if a source opted out of modeling and instead installed monitoring, and subsequently monitored non-attainment, then it would face a 2026 compliance date. The rule does not allow any kind of facility averaging or trading program.

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

Cross-State Air Pollution Rule:   In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOx) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation plan. In February 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the PIPP and increase the number of allowances issued to the states of Michigan and Wisconsin. We and a number of other parties sought judicial review of the rule. On April 29, 2014, the United States Supreme Court issued a decision largely upholding the rule and remanding it for further proceedings consistent with the Court's order. In light of this decision and further proceedings by the appellate court, we are re-evaluating the rule and availability of allowances in Michigan for PIPP to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. We also expect to have excess allowances available to sell from our Wisconsin power plants.

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

The U.S. Supreme Court decision on April 29, 2014 that upheld the CSAPR allows for the final regional haze rulemaking activities and requirements for NOx and SO2 to proceed. We believe we will be well positioned to meet

June 2014	32	Wisconsin Electric Power Company

Form 10-Q

the Clean Air Visibility rule based on air quality control system additions that are already in place or planned for our generating facilities.

Valley Power Plant Conversion:   In August 2012, we announced plans to convert the fuel source for Valley Power Plant (VAPP) from coal to natural gas. We currently expect the cost of this conversion to be between $65 million and $70 million, excluding AFUDC, and anticipate that the conversion will be completed by the end of 2015. We filed for a Certificate of Authority from the PSCW in April 2013, and received final written approval in March 2014. Construction is underway with the conversion of two boilers scheduled for completion in 2014, and the remaining two boilers scheduled for completion in 2015.

Greenhouse Gas (GHG) Regulations:   The EPA issued proposed guidelines relating to GHG emissions from existing generating units on June 18, 2014, and has announced plans to issue final rules by June 2015. The EPA also published proposed performance standards for modified and reconstructed generating units. The proposed guidelines seek to attain state-specific GHG rate reductions by 2030, and requires states to submit plans as early as June 30, 2016. Single states requesting a one year extension would be required to submit plans by June 30, 2017, and states that are part of a multi-state plan that request a two year extension would be required to submit plans by June 30, 2018. The EPA is seeking GHG rate reductions in Wisconsin of 34% and in Michigan of 31% by 2030, with interim reduction goals beginning in 2020. The proposed program consists of building blocks that include a combination of power plant efficiency improvements, increased reliance on combined cycle gas units, adding new renewable energy resources, and increased demand side management. We are in the process of reviewing the proposed guidelines to determine the potential impacts to our operations, but the guidelines as currently proposed could result in significant additional compliance costs, including capital expenditures, impact how we operate our existing fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

In June 2014, in Utility Air Regulatory Group v. EPA, the U.S. Supreme Court struck down a portion of the EPA’s program for permitting GHG emissions under the Prevention of Significant Deterioration (PSD) and Title V programs. The Court held that a facility’s GHG emissions alone cannot trigger a requirement to obtain a permit and that the EPA did not have the authority to “tailor” the statutory permitting thresholds. The Court also upheld those portions of the EPA’s program that provide for implementation of GHG emissions limits based on the application of Best Available Control Technology for facilities already subject to PSD or Title V permitting requirements for other pollutants. We are evaluating the potential impact of this decision.

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

The EPA proposed a new Phase II rule in 2011, and issued the final Phase II rule on May 16, 2014. The new rule will apply to all of our existing generating facilities with cooling water intake structures, except for the Oak Creek expansion units, which were permitted under the Phase I rules.
The new rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and MDEQ, subject to EPA oversight, when facility permits are reissued. Based upon our preliminary assessment, we believe that the existing technologies at our generating facilities will allow us to demonstrate that, other than VAPP, all of our facilities satisfy the IM BTA standard. We plan to install fish protection screens at VAPP that we expect will meet the IM BTA standard.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. Because the entrainment reduction standard is a site-specific determination, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new requirements.

June 2014	33	Wisconsin Electric Power Company

Form 10-Q

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2013 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We received a new air construction permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. In 2013, we began testing various combinations of sub-bituminous coal and bituminous coal to identify any equipment limitations, and making equipment modifications to the units. In February 2013, the Sierra Club and the Midwest Environmental Defense Center filed a petition for a contested case hearing with the WDNR to challenge the issuance of the air construction permit. The WDNR has granted that petition, but a hearing has not yet been scheduled.

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generating Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued a Notice of Violation (NOV) to us in January 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOx emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect Units 1 and 4 to remain out of service until at least the end of this summer. In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR may revise the regulations applicable to Units 1 and 4 and allow those units to restart.

In February 2013, the Sierra Club filed for a contested case hearing with the WDNR in connection with the administrative order. The WDNR has granted that petition, but a hearing has not yet been scheduled. In addition, in May 2013, the WDNR referred the matter to the Wisconsin Department of Justice for alleged violations of air management statutes and rules. In June 2014, we settled with the Department of Justice and paid $50,000 in costs and penalties.

PSGS Units 2 and 3 remain available for operation because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2013. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2013 Annual Report on Form 10-K, as well as Note 5 -- Fair Value Measurements and Note 6 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

June 2014	34	Wisconsin Electric Power Company

Form 10-Q

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

ITEM 1A. RISK FACTORS

We are subject to a variety of risks, many of which are beyond our control, that may adversely affect our business, financial condition and results of operations. We have identified a number of these risk factors in Item 1A. Risk Factors in our annual Report on Form 10-K for the year ended December 31, 2013, which risk factors are incorporated herein by reference. Other than as set forth below, there have been no material changes to these risk factors. You should carefully consider all of these risk factors, as well as the other information included in this report and other documents filed by us with the SEC from time to time, when making an investment decision.

Risks Related to Legislation and Regulation

We may face significant costs to comply with the regulation of greenhouse gas emissions.
The regulation of GHG emissions continues to be a top priority for the President's administration. In June 2013, the President issued a presidential memorandum instructing the EPA to, among other things, issue rules pertaining to GHG emissions from both new and existing plants.
In June 2012, the U.S. Court of Appeals for the D.C. Circuit upheld the EPA's authority to regulate GHG emissions. The EPA is pursuing regulation of GHG emissions using its existing authority under the Clean Air Act. In September 2013, the EPA withdrew its 2012 proposed New Source Performance Standards GHG emissions

June 2014	35	Wisconsin Electric Power Company

Form 10-Q

rule, and issued new proposed rules with GHG limits for new fossil fueled power plants. The rule would not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines.
With respect to existing generating units, the EPA issued a proposed rule on June 18, 2014, and is expected to issue a final rule by June 2015. The proposed rule would require states to submit SIPs as early as June 30, 2016. Single states requesting a one year extension would be required to submit SIPs by June 30, 2017, and states that are part of a multi-state plan that request a two year extension would be required to submit SIPs by June 30, 2018. We are in the process of reviewing the proposed rule to determine the potential impacts to our operations. We expect that these regulations as currently proposed would impact how we operate our existing facilities, particularly our fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.
Legislation to regulate GHG emissions and establish renewable and efficiency standards has also been considered on the state level. Both Wisconsin and Michigan have adopted renewable portfolio standards and energy optimization (efficiency) targets.
Despite the United States Supreme Court's decision in Connecticut v. American Electric Power Co., where the Court ruled that the plaintiffs in that litigation did not have standing to claim nuisance due to the release of GHG into the atmosphere by the defendants, states and environmental groups have lawsuits pending against electric utilities and others to force reductions in GHG emissions based upon their contribution to the alleged public nuisance of climate change.
There is no guarantee that we will be allowed to fully recover costs incurred to comply with legislation, regulation or orders requiring a reduction in GHG emissions or that cost recovery will not be delayed or otherwise conditioned. Any legislation or regulation that may ultimately be adopted, either at the federal or state level, designed to reduce GHG emissions could have a material adverse impact on our electric generation and natural gas distribution operations. Such regulation could make some of our electric generating units uneconomic to maintain or operate, and could adversely affect our future results of operations, cash flows and possibly financial condition if such costs are not recovered through regulated rates.

A decrease in the return on equity earned by participants in MISO could have a negative impact on our results of operations.

On June 19, 2014, FERC issued an order revising its methodology for determining the base return on equity for jurisdictional electric utilities, including transmission owners. FERC expects its new methodology will narrow the "zone" of reasonable returns on equity. FERC also indicated that it will continue its policy that an electric utility's total return on equity is limited to the zone of reasonableness. FERC has set five complaints challenging electric utilities base return on equity for hearing and settlement procedures, and indicated that it expects the participants in these proceedings to use its new methodology. In addition, there are several other complaints that have not yet been scheduled for hearing by FERC, one of which is a complaint against MISO and the transmission owners participating in MISO. There is a risk that FERC would reduce the allowed return on equity ATC receives as a transmission owning member of MISO, which ultimately could reduce our earnings with respect to our investment in ATC.

June 2014	36	Wisconsin Electric Power Company

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

4	Instruments Defining the Rights of Security Holders

4.1
Securities Resolution No. 14 of Wisconsin Electric, dated as of May 12, 2014, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric and U.S. Bank National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric's 05/15/2014 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2014	37	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 1, 2014	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2014	38	Wisconsin Electric Power Company