Form 10-Q
period 2014-09-30
WISCONSIN ELECTRIC POWER CO
filed 2014-10-31
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2014):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 2014

September 2014	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
PSGS	Paris Generating Station
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BART	Best Available Retrofit Technology
BTA	Best Technology Available
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PSD	Prevention of Significant Deterioration
SIP	State Implementation Plan
SO2	Sulfur Dioxide

Other Terms and Abbreviations
ARRs	Auction Revenue Rights
Bechtel	Bechtel Power Corporation
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights

September 2014	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Integrys	Integrys Energy Group, Inc.
LMP	Locational Marginal Price
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
OTC	Over-the-Counter
PTF	Power the Future
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
OPEB	Other Post-Retirement Employee Benefits

September 2014	4	Wisconsin Electric Power Company

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, retail sales and customer growth, rate actions and related filings with the appropriate regulatory authorities, current and proposed environmental regulations and other regulatory matters and related estimated expenditures, on-going legal proceedings, projections related to the pension and other post-retirement benefit plans, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets," "will" or similar terms or variations of these terms.

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

September 2014	5	Wisconsin Electric Power Company

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

September 2014	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,130,600 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 472,600 gas customers in Wisconsin and approximately 440 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), an unregulated company that owns and leases to us the generating capacity included in Wisconsin Energy's Power the Future (PTF) strategy, which is described further in this report and in our 2013 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of September 30, 2014, Bostco had $28.6 million of assets.

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

September 2014	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of Dollars)

Operating Revenues	$937.8	$964.6	$3,070.2	$2,849.7

Operating Expenses
Fuel and purchased power	338.2	340.4	951.8	890.1
Cost of gas sold	27.7	24.4	327.8	184.1
Other operation and maintenance	315.8	338.0	972.2	1,023.1
Depreciation and amortization	74.9	69.5	220.9	207.4
Property and revenue taxes	28.5	27.7	85.4	83.1
Total Operating Expenses	785.1	800.0	2,558.1	2,387.8

Treasury Grant	3.5	—	10.1	—

Operating Income	156.2	164.6	522.2	461.9

Equity in Earnings of Transmission Affiliate	15.9	15.1	46.4	44.9
Other Income, net	1.4	4.6	8.0	14.1
Interest Expense, net	29.0	29.3	87.6	91.5

Income Before Income Taxes	144.5	155.0	489.0	429.4

Income Tax Expense	54.4	55.8	181.3	152.4

Net Income	90.1	99.2	307.7	277.0

Preferred Stock Dividend Requirement	0.3	0.3	0.9	0.9

Earnings Available for Common Stockholder	$89.8	$98.9	$306.8	$276.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2014	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	September 30, 2014	December 31, 2013
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$10,424.3	$10,160.6
Accumulated depreciation	(3,386.5)	(3,258.8)
	7,037.8	6,901.8
Construction work in progress	148.0	101.9
Leased facilities, net	2,224.8	2,279.0
Net Property, Plant and Equipment	9,410.6	9,282.7
Investments
Equity investment in transmission affiliate	372.1	354.1
Other	0.3	0.2
Total Investments	372.4	354.3
Current Assets
Cash and cash equivalents	15.4	25.1
Accounts receivable, net	277.5	335.7
Accounts receivable from related parties	22.0	9.1
Accrued revenues	144.9	240.7
Materials, supplies and inventories	281.0	281.0
Current deferred tax asset, net	1.4	75.8
Prepayments and other	119.9	146.4
Total Current Assets	862.1	1,113.8
Deferred Charges and Other Assets
Regulatory assets	1,446.7	1,370.3
Other	155.7	164.5
Total Deferred Charges and Other Assets	1,602.4	1,534.8
Total Assets	$12,247.5	$12,285.6
Capitalization and Liabilities
Capitalization
Common equity	$3,395.7	$3,406.8
Preferred stock	30.4	30.4
Long-term debt	2,415.0	2,167.3
Capital lease obligations	2,706.8	2,712.0
Total Capitalization	8,547.9	8,316.5
Current Liabilities
Long-term debt and capital lease obligations due currently	98.5	379.5
Short-term debt	170.7	174.5
Subsidiary note payable to Wisconsin Energy	22.7	22.8
Accounts payable	249.7	273.8
Accounts payable to related parties	102.9	85.9
Accrued payroll and benefits	65.5	89.3
Other	156.6	132.3
Total Current Liabilities	866.6	1,158.1
Deferred Credits and Other Liabilities
Regulatory liabilities	621.1	634.2
Deferred income taxes - long-term	1,846.6	1,794.5
Pension and other benefit obligations	160.5	160.1
Other	204.8	222.2
Total Deferred Credits and Other Liabilities	2,833.0	2,811.0
Total Capitalization and Liabilities	$12,247.5	$12,285.6

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2014	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2014	2013
	(Millions of Dollars)
Operating Activities
Net income	$307.7	$277.0
Reconciliation to cash
Depreciation and amortization	226.2	214.1
Deferred income taxes and investment tax credits, net	125.6	145.5
Change in - Accounts receivable and accrued revenues	136.0	17.0
Inventories	—	13.2
Other current assets	36.0	36.9
Accounts payable	(7.4)	(49.3)
Accrued income taxes, net	28.8	24.4
Other current liabilities	(24.1)	17.1
Other, net	(60.8)	43.4
Cash Provided by Operating Activities	768.0	739.3

Investing Activities
Capital expenditures	(377.7)	(363.6)
Cost of removal, net of salvage	(15.6)	(24.2)
Investment in transmission affiliate	(9.2)	(6.9)
Other, net	3.1	(10.9)
Cash Used in Investing Activities	(399.4)	(405.6)

Financing Activities
Dividends paid on common stock	(330.0)	(230.0)
Dividends paid on preferred stock	(0.9)	(0.9)
Issuance of long-term debt	250.0	250.0
Retirement of long-term debt	(300.0)	(300.0)
Change in total short-term debt	(3.9)	(79.6)
Other, net	6.5	9.8
Cash Used in Financing Activities	(378.3)	(350.7)

Change in Cash and Cash Equivalents	(9.7)	(17.0)

Cash and Cash Equivalents at Beginning of Period	25.1	34.1

Cash and Cash Equivalents at End of Period	$15.4	$17.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

September 2014	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2013 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year 2014 because of seasonal and other factors.

2 -- NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition: In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued their joint revenue recognition standard Accounting Standards Update 2014-09, Revenue from Contracts with Customers. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, and can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our consolidated financial statements.

3 -- PROPOSED ACQUISITION OF INTEGRYS BY PARENT COMPANY

On June 22, 2014, our parent company, Wisconsin Energy, entered into an agreement and plan of merger under which it will acquire Integrys Energy Group (Integrys). Integrys' shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock, with the total consideration valued at approximately $5.4 billion, based upon the value of Wisconsin Energy's common stock as of September 30, 2014. The cash consideration will be financed through the issuance of approximately $1.5 billion of debt at the holding company level.
The acquisition is subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and the receipt of approvals from various government agencies, including the Federal Energy Regulatory Commission (FERC), Federal Communications Commission, Public Service Commission of Wisconsin (PSCW), Illinois Commerce Commission, Michigan Public Service Commission (MPSC) and Minnesota Public Utilities Commission. The status of these matters is as follows:

•	On August 6, 2014, Wisconsin Energy filed applications for approval with the PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission.

•
On August 13, 2014, Wisconsin Energy filed an initial registration statement on Form S-4 with the SEC to register the stock consideration. On October 6, 2014, the Form S-4, which contains a joint proxy statement/prospectus for Wisconsin Energy and Integrys, was declared effective by the SEC. Meetings for Wisconsin Energy and Integrys shareholders to vote on the acquisition are scheduled for November 21, 2014.

•	On August 15, 2014, Wisconsin Energy filed an application with the FERC.

•
On September 24, 2014, Wisconsin Energy submitted its HSR Act filings, and on October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on October 24, 2014, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

Wisconsin Energy anticipates the transaction closing in the second half of 2015.

September 2014	11	Wisconsin Electric Power Company

Form 10-Q

4 -- COMMON EQUITY

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

The following is a summary of Wisconsin Energy stock option activity by our employees during the three and nine months ended September 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of July 1, 2014	7,799,650	$28.92
Granted	—	$—
Exercised	(597,341)	$23.69
Forfeited	—	$—
Outstanding as of September 30, 2014	7,202,309	$29.36

Outstanding as of January 1, 2014	7,688,843	$26.92
Granted	864,860	$41.03
Exercised	(1,334,199)	$22.79
Forfeited	(17,195)	$36.73
Outstanding as of September 30, 2014	7,202,309	$29.36	5.6	$98.3

Exercisable as of September 30, 2014	4,434,474	$23.99	3.9	$84.3

The intrinsic value of Wisconsin Energy options exercised by our employees was $12.7 million and $28.6 million for the three and nine months ended September 30, 2014, and $1.7 million and $34.9 million for the same periods in 2013, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $30.4 million and $39.9 million for the nine months ended September 30, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $11.5 million and $14.0 million, respectively.

September 2014	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$17.10 to $21.11	1,560,914	$20.73	3.6	1,560,914	$20.73	3.6
$23.88 to $29.35	2,629,770	$24.83	3.7	2,629,770	$24.83	3.7
$34.88 to $41.03	3,011,625	$37.78	8.3	243,790	$35.81	7.6
	7,202,309	$29.36	5.6	4,434,474	$23.99	3.9

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three and nine months ended September 30, 2014:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of July 1, 2014	2,804,225	$3.65
Granted	—	$—
Vested	(36,390)	$3.62
Forfeited	—	$—
Non-vested as of September 30, 2014	2,767,835	$3.65

Non-vested as of January 1, 2014	2,289,400	$3.38
Granted	864,860	$4.18
Vested	(369,230)	$3.26
Forfeited	(17,195)	$3.56
Non-vested as of September 30, 2014	2,767,835	$3.65

As of September 30, 2014, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $2.9 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity related to our employees occurred during the three and nine months ended September 30, 2014:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of July 1, 2014	101,946
Granted	—	$—
Released	—	$—
Forfeited	(1,289)	$38.61
Outstanding as of September 30, 2014	100,657

Outstanding as of January 1, 2014	98,226
Granted	51,873	$40.98
Released	(46,228)	$34.31
Forfeited	(3,214)	$38.47
Outstanding as of September 30, 2014	100,657

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin

September 2014	13	Wisconsin Electric Power Company

Form 10-Q

Energy restricted stock vesting and held by our employees was zero and $2.3 million for the three and nine months ended September 30, 2014, and zero and $2.8 million for the same periods in 2013, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was zero and $0.9 million for the three and nine months ended September 30, 2014, and zero and $1.1 million for the same periods in 2013, respectively.

As of September 30, 2014, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $2.6 million, which is expected to be recognized over the next 22 months on a weighted-average basis.

Performance Units:   In January 2014 and 2013, the Compensation Committee awarded 224,735 and 230,245 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2013 and 2012 vested and were settled during the first quarter of 2014 and 2013, and had a total intrinsic value of $13.1 million and $17.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.7 million and $6.2 million, respectively. As of September 30, 2014, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $6.8 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

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

5 -- LONG-TERM DEBT

In May 2014, we issued $250 million of 4.25% Debentures due June 1, 2044. The debentures were issued under an existing shelf registration statement filed with the SEC in November 2013.

In April 2014, we retired $300 million of long-term debt that matured.

In June 2013, we issued $250 million of 1.70% Debentures due June 15, 2018. The debentures were issued under an existing shelf registration statement filed with the SEC in February 2011.

In May 2013, we retired $300 million of long-term debt that matured.

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

September 2014	14	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$1.3	$8.4	$10.1	$19.8
Total	$1.3	$8.4	$10.1	$19.8

Liabilities:
Derivatives	$0.9	$—	$—	$0.9
Total	$0.9	$—	$—	$0.9

Recurring Fair Value Measures	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$3.2	$2.3	$3.5	$9.0
Total	$3.2	$2.3	$3.5	$9.0

Liabilities:
Derivatives	$—	$0.3	$—	$0.3
Total	$—	$0.3	$—	$0.3

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

September 2014	15	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(Millions of Dollars)

Beginning Balance	$14.1	$9.2	$3.5	$4.7
Realized and unrealized gains (losses)	—	—	—	—
Purchases	—	—	15.6	10.6
Issuances	—	—	—	—
Settlements	(4.0)	(3.6)	(9.0)	(9.7)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of September 30	$10.1	$5.6	$10.1	$5.6

Change in unrealized gains (losses) relating to instruments still held as of September 30	$—	$—	$—	$—

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	September 30, 2014		December 31, 2013
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$25.4	$30.4	$26.0
Long-term debt, including current portion	$2,437.0	$2,697.2	$2,487.0	$2,634.7

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

7-- DERIVATIVE INSTRUMENTS

We utilize derivatives as part of our risk management program to manage the volatility and costs of purchased power, generation and natural gas purchases for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk and protect against price volatility. Regulated hedging programs require prior approval by the PSCW.

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of September 30, 2014, we recognized $1.3

September 2014	16	Wisconsin Electric Power Company

Form 10-Q

million in regulatory assets and $18.5 million in regulatory liabilities related to derivatives in comparison to $0.3 million in regulatory assets and $8.1 million in regulatory liabilities as of December 31, 2013.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. The long-term portion of our derivative assets of $1.7 million is recorded in other deferred charges and other assets as of September 30, 2014, and the long-term portion of our derivative liabilities of $0.1 million is recorded in other deferred credit and other liabilities as of September 30, 2014. Our Consolidated Condensed Balance Sheets as of September 30, 2014 and December 31, 2013 include:

	September 30, 2014		December 31, 2013
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$4.2	$0.9	$2.8	$0.1
Fuel Oil	—	—	0.6	—
FTRs	10.1	—	3.5	—
Coal	5.5	—	2.1	0.2
Total	$19.8	$0.9	$9.0	$0.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	4.1 million Dth	$(0.5)	3.6 million Dth	$(0.5)
Fuel Oil	2.6 million gallons	—	2.5 million gallons	(0.1)
FTRs	6.6 million MWh	2.0	6.9 million MWh	5.4
Total		$1.5		$4.8

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	16.7 million Dth	$4.9	18.2 million Dth	$(2.6)
Fuel Oil	7.0 million gallons	0.6	6.2 million gallons	0.1
FTRs	19.7 million MWh	11.6	19.2 million MWh	11.0
Total		$17.1		$8.5

As of September 30, 2014 and December 31, 2013, we posted collateral of $1.3 million and zero, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

September 2014	17	Wisconsin Electric Power Company

Form 10-Q

The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$19.8	$0.9	$9.0	$0.3
Gross Amount Not Offset on Balance Sheet (a)	(0.3)	(0.9)	—	—
Net Amount	$19.5	$—	$9.0	$0.3

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $0.6 million and zero as of September 30, 2014 and December 31, 2013, respectively.

8 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and nine months ended September 30 were as follows:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.3	$3.5	$7.0	$10.4
Interest cost	14.8	13.1	44.5	39.3
Expected return on plan assets	(19.7)	(19.3)	(59.3)	(57.9)
Amortization of:
Prior service cost	0.5	0.5	1.5	1.6
Actuarial loss	6.7	10.4	20.2	31.3
Net Periodic Benefit Cost	$4.6	$8.2	$13.9	$24.7

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
Benefit Plan Cost Components	2014	2013	2014	2013
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.0	$2.4	$6.0	$7.1
Interest cost	3.6	3.2	10.8	9.5
Expected return on plan assets	(4.0)	(3.7)	(12.1)	(10.9)
Amortization of:
Transition obligation	—	—	—	—
Prior service (credit)	(0.4)	(0.5)	(1.2)	(1.4)
Actuarial loss	—	0.4	0.1	1.1
Net Periodic Benefit Cost	$1.2	$1.8	$3.6	$5.4

We made no contributions to our qualified benefit plans during the first nine months of 2014 and 2013. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates.

September 2014	18	Wisconsin Electric Power Company

Form 10-Q

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $2.8 million as of both September 30, 2014 and December 31, 2013.

9 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2014 and 2013 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

September 30, 2014
Operating Revenues (a)	$880.1	$51.9	$5.8	$937.8
Operating Income (Loss)	$158.5	$(0.3)	$(2.0)	$156.2

September 30, 2013
Operating Revenues (a)	$911.0	$48.0	$5.6	$964.6
Operating Income (Loss)	$168.6	$(1.7)	$(2.3)	$164.6

Nine Months Ended

September 30, 2014
Operating Revenues (a)	$2,579.6	$458.2	$32.4	$3,070.2
Operating Income	$462.7	$53.6	$5.9	$522.2

September 30, 2013
Operating Revenues (a)	$2,516.5	$304.6	$28.6	$2,849.7
Operating Income	$415.4	$44.6	$1.9	$461.9

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

September 2014	19	Wisconsin Electric Power Company

Form 10-Q

We have approximately $184.4 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the nine months ended September 30, 2014 and 2013 were $39.8 million and $37.8 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $9 million to $17 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of September 30, 2014, we have established reserves of $10.8 million related to future remediation costs.

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

12 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2014, we paid $65.6 million in interest, net of amounts capitalized, and paid $15.7 million in income taxes, net of refunds. During the nine months ended September 30, 2013, we paid $66.6 million in interest, net of amounts capitalized, and received $35.0 million in net refunds from income taxes.

As of September 30, 2014 and 2013, the amount of accounts payable related to capital expenditures was $4.8 million and $3.3 million, respectively.

During the nine months ended September 30, 2014 and 2013, our equity in earnings from ATC was $46.4 million and $44.9 million, respectively. During the nine months ended September 30, 2014 and 2013, distributions received from ATC were $37.4 million and $35.5 million, respectively.

September 2014	20	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2014

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the third quarter of 2014 with the third quarter of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended September 30
	Electric Revenues			MWh
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$308.2	$(24.5)	$332.7	2,033.8	(173.9)	2,207.7
Small Commercial/Industrial	281.8	(6.1)	287.9	2,343.9	(37.7)	2,381.6
Large Commercial/Industrial	171.4	(28.8)	200.2	1,981.0	(345.3)	2,326.3
Other - Retail	5.3	(0.2)	5.5	33.4	(1.2)	34.6
Total Retail	766.7	(59.6)	826.3	6,392.1	(558.1)	6,950.2
Wholesale - Other	28.6	(4.0)	32.6	353.9	(51.9)	405.8
Resale - Utilities	62.7	17.3	45.4	1,963.7	533.5	1,430.2
Other Operating Revenues	20.9	14.5	6.4	—	—	—
Total	878.9	(31.8)	910.7	8,709.7	(76.5)	8,786.2
Electric Customer Choice (a)	1.2	0.9	0.3	595.4	394.9	200.5
Total, including electric customer choice	$880.1	$(30.9)	$911.0

Weather -- Degree Days (b)
Heating (121 Normal)				175	45	130
Cooling (548 Normal)				352	(188)	540

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $30.9 million, or 3.4%, when compared to the third quarter of 2013. The most significant factors that caused a change in revenues were:

•	Cooler summer weather decreased electric revenues by an estimated $40.5 million.

•
A $22.8 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the impact of industry restructuring in Michigan on our electric sales.

•
A $17.3 million increase in sales for resale resulting from increased sales into the MISO Energy and Operating Reserves Market (MISO Energy Markets) as a result of Michigan's alternative electric supplier program.

•
A $14.5 million increase in other operating revenues, primarily driven by the recognition of $12.6 million related to revenues under the System Support Resource (SSR) agreement with MISO. See Factors Affecting Results, Liquidity and Capital Resources - Electric Transmission and Energy Markets - Restructuring in Michigan, for a discussion of the SSR payments.

•
Wisconsin net retail pricing increases of $10.9 million, which are primarily related to our 2013 Wisconsin Rate Case. For information on the rate order in the 2013 rate case and the 2014 fuel credits, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

As measured by cooling degree days, the third quarter of 2014 was 34.8% cooler than the same period in 2013 and 35.8% cooler than normal. We believe the cooler weather was the primary driver of reduced sales to our residential

September 2014	21	Wisconsin Electric Power Company

Form 10-Q

and small commercial/industrial customers. Sales to large commercial/industrial customers decreased by 14.8%, primarily because of the loss of the two iron ore mines in Michigan as retail electric customers. If the sales to the mines are excluded, sales to our large commercial/industrial customers decreased 2.3%.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $2.2 million, or 0.6%, when compared to the third quarter of 2013. This decrease was primarily caused by a 0.9% decrease in total MWh sales, which was partially offset by higher generating costs driven by an increase in natural gas prices as compared to the third quarter of 2013.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the third quarter of 2014 with the third quarter of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $3.9 million, or 8.1%. Cost of gas sold increased by $3.3 million, or 13.5%, because of an increase in the average cost of delivered gas.

	Three Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$51.9	$3.9	$48.0
Cost of Gas Sold	27.7	(3.3)	24.4
Gross Margin	$24.2	$0.6	$23.6

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the third quarter of 2014 with the third quarter of 2013:

	Three Months Ended September 30
	Gross Margin			Therms
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$16.3	$0.3	$16.0	22.2	1.7	20.5
Commercial/Industrial	3.8	—	3.8	14.4	0.4	14.0
Interruptible	0.1	—	0.1	0.5	—	0.5
Total Retail	20.2	0.3	19.9	37.1	2.1	35.0
Transported Gas	3.6	0.1	3.5	65.5	(4.6)	70.1
Other Operating	0.4	0.2	0.2	—	—	—
Total	$24.2	$0.6	$23.6	102.6	(2.5)	105.1

Weather -- Degree Days (a)
Heating (121 Normal)				175	45	130

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin is seasonal and is primarily driven by the heating needs of our customers. The third quarter gas margin is historically the lowest of the year because of the lack of heating load. Our gas margin increased by $0.6 million, or approximately 2.5%, when compared to the third quarter of 2013.

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $22.2 million, or approximately 6.6%, when compared to the third quarter of 2013. This decrease was primarily driven by lower benefit costs.

September 2014	22	Wisconsin Electric Power Company

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $5.4 million, or approximately 7.8%, when compared to the third quarter of 2013 primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

Treasury Grant

In December 2013, we filed an application with the United States Treasury for a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) related to the construction of our biomass facility. In December 2013, we recognized income related to the Treasury Grant and we deferred as a regulatory liability the grant proceeds that would be returned to customers subsequent to December 31, 2013. In connection with our Wisconsin retail electric rates that became effective January 1, 2013, our Wisconsin retail electric customers began receiving bill credits for the expected grant proceeds plus the related tax benefits. We began to record grant income when the biomass facility was placed into service in the fourth quarter of 2013.
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
Other Income, net

	Three Months Ended September 30
Other Income, net	2014	B (W)	2013
	(Millions of Dollars)

AFUDC - Equity	$1.2	$(3.8)	$5.0
Gain on Property Sales	0.1	(0.2)	0.3
Other	0.1	0.8	(0.7)
Other Income, net	$1.4	$(3.2)	$4.6

Other income, net decreased by $3.2 million, or approximately 69.6%, when compared to the third quarter of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

Interest Expense, net

	Three Months Ended September 30
Interest Expense	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$29.5	$1.8	$31.3
Less: Capitalized Interest	0.5	(1.5)	2.0
Interest Expense, net	$29.0	$0.3	$29.3

Our gross interest costs decreased by $1.8 million, or approximately 5.8%, when compared to the third quarter of 2013 primarily due to lower debt levels and lower average interest rates. Our capitalized interest decreased by $1.5 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013. As a result, our net interest expense decreased by $0.3 million, or 1.0%, as compared to the third quarter of 2013.

September 2014	23	Wisconsin Electric Power Company

Form 10-Q

Income Tax Expense

For the third quarter of 2014, our effective tax rate was 37.6% compared to 36.0% for the third quarter of 2013. This increase in our effective tax rate was primarily due to reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2014

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first nine months of 2014 with the first nine months of 2013, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Nine Months Ended September 30
	Electric Revenues			MWh
Electric Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$902.4	$(10.7)	$913.1	5,977.1	(126.5)	6,103.6
Small Commercial/Industrial	798.4	0.4	798.0	6,682.3	(17.8)	6,700.1
Large Commercial/Industrial	485.5	(80.9)	566.4	5,628.6	(1,257.0)	6,885.6
Other - Retail	16.8	(0.2)	17.0	107.6	(2.0)	109.6
Total Retail	2,203.1	(91.4)	2,294.5	18,395.6	(1,403.3)	19,798.9
Wholesale - Other	102.3	(7.0)	109.3	1,430.0	(14.7)	1,444.7
Resale - Utilities	211.0	119.5	91.5	4,891.0	2,010.1	2,880.9
Other Operating Revenues	59.2	38.3	20.9	—	—	—
Total	2,575.6	59.4	2,516.2	24,716.6	592.1	24,124.5
Electric Customer Choice (a)	4.0	3.7	0.3	1,824.1	1,623.6	200.5
Total, including electric customer choice	$2,579.6	$63.1	$2,516.5

Weather -- Degree Days (b)
Heating (4,320 Normal)				5,184	554	4,630
Cooling (722 Normal)				460	(218)	678

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues increased by $63.1 million, or 2.5%, when compared to the first nine months of 2013. The most significant factors that caused a change in revenues were:

•
A $119.5 million increase in sales for resale because of increased sales into the MISO Energy Markets as a result of Michigan's alternative electric supplier program and increased availability of our generating units.

•	A $78.4 million decrease in large commercial/industrial sales because of the two iron ore mines switching to an alternative electric supplier in September 2013.

•	A $38.3 million increase in other operating revenues, primarily driven by the recognition of $34.4 million related to revenues under the SSR agreement with MISO.

•	Wisconsin net retail pricing increases of $29.1 million, which are primarily related to our 2013 Wisconsin Rate Case.

•	Cooler summer weather decreased electric revenues by an estimated $27.8 million.

September 2014	24	Wisconsin Electric Power Company

Form 10-Q

Cooling degree days decreased 32.2% during the first nine months of 2014 as compared to the same period in 2013 due to mild second and third quarters that reduced the cooling load. The unfavorable impact of the cool summer weather was partially offset by the cold winter weather. Residential sales decreased by 2.1%, primarily because of weather. Sales to large commercial/industrial customers decreased by 18.3%, primarily because of the loss of the two iron ore mines in Michigan. If the mines are excluded, sales to our large commercial/industrial customers decreased 1.1% compared to 2013.

Fuel and Purchased Power

Our fuel and purchased power costs increased by $61.7 million, or 6.9%, when compared to the first nine months of 2013. This increase was primarily caused by a 2.5% increase in total MWh sales and higher generating costs driven by an increase in natural gas prices.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first nine months of 2014 with the first nine months of 2013. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues increased by $153.6 million, or 50.4%, and cost of gas sold increased by $143.7 million, or 78.1%, due to colder weather and an increase in the commodity cost of natural gas.

	Nine Months Ended September 30
	2014	B (W)	2013
	(Millions of Dollars)

Gas Operating Revenues	$458.2	$153.6	$304.6
Cost of Gas Sold	327.8	(143.7)	184.1
Gross Margin	$130.4	$9.9	$120.5

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first nine months of 2014 with the first nine months of 2013:

	Nine Months Ended September 30
	Gross Margin			Therms
Gas Utility Operations	2014	B (W)	2013	2014	B (W)	2013
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$87.1	$5.6	$81.5	279.3	31.0	248.3
Commercial/Industrial	28.9	3.3	25.6	163.1	22.9	140.2
Interruptible	0.3	(0.1)	0.4	3.4	(0.4)	3.8
Total Retail	116.3	8.8	107.5	445.8	53.5	392.3
Transported Gas	12.6	0.7	11.9	252.7	19.3	233.4
Other	1.5	0.4	1.1	—	—	—
Total	$130.4	$9.9	$120.5	698.5	72.8	625.7

Weather -- Degree Days (a)
Heating (4,320 Normal)				5,184	554	4,630

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin increased by $9.9 million, or approximately 8.2%, when compared to the first nine months of 2013. This increase primarily relates to an increase in sales volumes as a result of colder weather during the first nine months of 2014 that increased heating loads. We estimate that weather increased gas margins by approximately $6.7 million. As measured by heating degree days, the first nine months of 2014 were 12.0% colder than the same period in 2013 and 20.0% colder than normal.

September 2014	25	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense decreased by $50.9 million, or approximately 5.0%, when compared to the first nine months of 2013. This decrease was primarily driven by lower benefit costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $13.5 million, or approximately 6.5%, when compared to the first nine months of 2013, primarily because of an overall increase in utility plant in service. Our new biomass plant went into service in November 2013.

Treasury Grant

For a discussion of the impact of the Treasury Grant on our results of operations, see Results of Operations -- Three Months Ended September 30, 2014 -- Treasury Grant.

Other Income, net

	Nine Months Ended September 30
Other Income, net	2014	B (W)	2013
	(Millions of Dollars)

Gain on Property Sales	$4.3	$3.5	$0.8
AFUDC - Equity	3.0	(10.7)	13.7
Other	0.7	1.1	(0.4)
Other Income, net	$8.0	$(6.1)	$14.1

Other income, net decreased by $6.1 million, or approximately 43.3%, when compared to the first nine months of 2013. The decrease in AFUDC - Equity is primarily related to the biomass plant going into service in November 2013.

Interest Expense, net

	Nine Months Ended September 30
Interest Expense	2014	B (W)	2013
	(Millions of Dollars)

Gross Interest Costs	$88.8	$8.4	$97.2
Less: Capitalized Interest	1.2	(4.5)	5.7
Interest Expense, net	$87.6	$3.9	$91.5

Our gross interest costs decreased by $8.4 million, or approximately 8.6%, when compared to the first nine months of 2013 primarily due to lower debt levels and lower average interest rates. Our capitalized interest decreased by $4.5 million primarily because of lower construction work in progress as the biomass plant went into service in November 2013. As a result, our net interest expense decreased by $3.9 million, or 4.3%, as compared to the first nine months of 2013.

Income Tax Expense

For the first nine months of 2014, our effective tax rate was 37.1% compared to 35.5% for the first nine months of 2013. This increase in our effective tax rate was primarily due to reduced tax benefits associated with Treasury Grant income and decreased AFUDC - Equity. For additional information, see Note G -- Income Taxes in our 2013 Annual Report on Form 10-K. We expect our 2014 annual effective tax rate to be between 37% and 38%.

September 2014	26	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the nine months ended September 30:

	2014	2013
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$768.0	$739.3
Investing Activities	$(399.4)	$(405.6)
Financing Activities	$(378.3)	$(350.7)

Operating Activities

Cash provided by operating activities increased by $28.7 million during the first nine months of 2014 as compared to the same period in 2013. Higher net income and non-cash charges related to depreciation increased cash provided by operating activities during the first nine months of 2014 as compared to the same period in 2013. Partially offsetting these items was an increase in deferred regulatory assets.

Investing Activities

Cash used in investing activities decreased by $6.2 million during the first nine months of 2014 as compared to the same period in 2013. Cost of removal, net of salvage decreased approximately $8.6 million during the first nine months of 2014 as compared to the same period in 2013. Our capital expenditures increased by $14.1 million during the first nine months of 2014 as compared to the same period in 2013, primarily because of starting conversion of the fuel source for Valley Power Plant (VAPP) from coal to natural gas.

Financing Activities

Cash used in financing activities increased by $27.6 million during the first nine months of 2014 as compared to the same period in 2013. We paid $100.0 million of special dividends to Wisconsin Energy during the first nine months of 2014 to balance our capital structure, which was partially offset by a $75.7 million decrease in the repayment of short-term debt in 2014 as compared to the same period in 2013.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of September 30, 2014, our current liabilities exceeded our current assets by approximately $4.5 million. We do not expect this to have any impact on our liquidity because we believe we have adequate back-up lines of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to repay our debt obligations if necessary.

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

September 2014	27	Wisconsin Electric Power Company

Form 10-Q

We maintain a bank back-up credit facility that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

As of September 30, 2014, we had approximately $494.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $170.7 million of commercial paper outstanding that was supported by the available lines of credit. During the first nine months of 2014, our maximum commercial paper outstanding was $401.0 million with a weighted-average interest rate of 0.21%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of September 30, 2014:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$5.1	$494.9	December 2017

This facility has a renewal provision for two one-year extensions, subject to lender approval.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amounts of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of September 30, 2014, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In August 2014, Fitch Ratings affirmed our ratings and stable ratings outlook.

In June 2014, Standard and Poor's Ratings Services affirmed our ratings and stable ratings outlook.

In June 2014, Moody's Investors Service affirmed our ratings and stable ratings outlook.

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

September 2014	28	Wisconsin Electric Power Company

Form 10-Q

that is material to our investors. For further information, see Note 10 -- Variable Interest Entities in the Notes to Consolidated Condensed Financial Statements in this report.

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $26.5 billion as of September 30, 2014 compared with $27.2 billion as of December 31, 2013.

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

We anticipate a final written order from the PSCW by the end of the year.

September 2014	29	Wisconsin Electric Power Company

Form 10-Q

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

•	An electric rate increase for our Wisconsin electric customers of approximately $28 million (1.0%) for 2014, and a $45 million (1.6%) reduction in bill credits.

•	Recovery of a forecasted increase in fuel costs of approximately $44 million (1.6%) for 2013.

•	A rate decrease of approximately $8 million (1.9%) for our natural gas customers for 2013, with no rate adjustment in 2014. The rates reflect a $6.4 million reduction in bad debt expense.

•	An increase of approximately $1.3 million (6.0%) for our downtown Milwaukee steam utility customers for 2013 and another $1.3 million (6.0%) in 2014.

•	An increase of approximately $1 million (7.0%) in 2013 and $1 million (6.0%) in 2014 for our Milwaukee County steam utility customers.

These rate adjustments were effective January 1, 2013. In addition, the PSCW indicated that our allowed return on equity would remain at 10.4%. The PSCW also approved escrow accounting treatment for the Treasury Grant.

2014 Fuel Cost Plan Request: In July 2013, we filed our 2014 fuel cost plan with the PSCW requesting authority to decrease Wisconsin retail electric customers' rates approximately $36 million in the form of a fuel credit primarily related to a reduction in delivered coal costs. The plan was approved by the PSCW on December 20, 2013.

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

The mines, which were served on an interruptible tariff rate, switched to an alternative electric supplier in September 2013. In addition, other smaller retail customers have switched to an alternative electric supplier.

We have taken, and will continue to take, multiple steps to mitigate the financial impacts associated with the loss of these customers. In August 2013, we filed a request with MISO to suspend the operation of all five units at Presque Isle Power Plant (PIPP) located in the Upper Peninsula of Michigan. In October 2013, MISO informed us that the operation of all units is necessary to maintain reliability in the Upper Peninsula of Michigan.

On January 30, 2014, we entered into an SSR agreement with MISO to recover costs for operating and maintaining the units. The agreement was effective February 1, 2014, has a one year term, and specifies monthly payments to

September 2014	30	Wisconsin Electric Power Company

Form 10-Q

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

In addition, we issued a request for proposals regarding the potential purchase of PIPP in January 2014. We did not receive any proposals by the March 3, 2014 deadline. Based upon our evaluation and the lack of interest to purchase the plant, on April 15, 2014, we filed a request with MISO to retire PIPP effective October 15, 2014. On May 28, 2014, MISO informed us that they had determined the operation of all five units at PIPP is necessary for reliability purposes; therefore, the units will continue to be designated as SSR units, unless an alternative solution is identified through the stakeholder planning process.

We entered into a new SSR agreement with MISO, effective October 15, 2014, that would cover the operating costs of PIPP through December 2015. The new SSR agreement also includes, among other things, costs to comply with the Mercury and Air Toxic Standards (MATS) and a return on and of our investment in the plant. The new agreement is based on projected costs and is subject to a true-up mechanism. The estimated monthly payments under this agreement are approximately $8.1 million. The new SSR agreement is subject to FERC approval and is expected to replace the prior SSR agreement.

MISO, subject to direction from the FERC, is responsible for allocating the SSR costs to various market participants within the MISO footprint. Several interested parties, including the PSCW and the MPSC, have filed complaints with the FERC regarding the allocation of SSR costs among the different jurisdictions. On October 9, 2014, we filed a request with the FERC to hold in abeyance the change in the allocation of SSR costs among the different jurisdictions until the affected parties have further discussion regarding this issue.

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

Sulfur Dioxide Standard: In June 2010, the EPA issued a new 1-Hour Sulfur Dioxide (SO2) National Ambient Air Quality Standard (NAAQS) that became effective in August 2010. This standard represents a significant change

September 2014	31	Wisconsin Electric Power Company

Form 10-Q

from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. The EPA has since issued two technical assistance documents for comment in 2013, and in May 2014, issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

We filed comments on the proposed rule with the EPA in July 2014, and proposed a special reliability exclusion for PIPP which would recognize our request to retire the facility, and would exclude it from further modeling or monitoring requirements and subsequent emission reductions. As proposed, the rule affords state agencies latitude in rule implementation. States would have the option of modeling or monitoring to show attainment (subject to EPA approval for this selection). If the state chooses modeling and the sources in an area do not make reductions by 2017, and as a consequence the area is classified as non-attainment, then they would have to make emission reductions by 2023. Alternatively, if a state opted out of modeling and instead chose monitoring, and subsequently monitored non-attainment, then it would face a 2026 compliance date. A non-attainment designation could have negative impacts for a localized geographic area, including permitting constraints for the subject source and for other new or existing sources in the area.
We believe our fleet (with the exception of PIPP) is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2021-2022 timeframe, it will likely need additional SO2 reductions in order to comply with the standard.

Mercury and Other Hazardous Air Pollutants: In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. We currently anticipate that only PIPP will require modifications, and are planning for the addition of a dry sorbent injection system for further control of mercury and acid gases at the plant to comply with MATS. In April 2013, we received a one year MATS compliance extension through April 16, 2016 from the Michigan Department of Environmental Quality (MDEQ).

Cross-State Air Pollution Rule:   In August 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR), formerly known as the Clean Air Transport Rule. This rule was proposed in 2010 to replace the Clean Air Interstate Rule (CAIR), which had been remanded to the EPA in 2008. The stated purpose of the CSAPR is to limit the interstate transport of emissions of Nitrogen Oxide (NOx) and SO2 that contribute to fine particulate matter and ozone non-attainment in downwind states through a proposed allocation plan. In February 2012, the EPA issued final technical revisions to the rule and issued a draft final rule which together delay the implementation date for certain penalty provisions that could potentially impact the PIPP and increase the number of allowances issued to the states of Michigan and Wisconsin. We and a number of other parties sought judicial review of the rule. In April 2014, the United States Supreme Court issued a decision largely upholding the rule and remanding it for further proceedings consistent with the Court's order. On October 23, 2014, the U.S. Court of Appeals for the D.C. Circuit issued a decision that clears the way for the EPA to begin implementing CSAPR in 2015. In light of this decision and further proceedings by the appellate court, we are re-evaluating the rule and availability of allowances in Michigan for PIPP to meet its obligations to operate and provide stability to the transmission system in the Upper Peninsula of Michigan. We also expect to have excess allowances available to sell from our Wisconsin power plants.

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

September 2014	32	Wisconsin Electric Power Company

Form 10-Q

The U.S. Supreme Court decision in April 2014 that upheld the CSAPR allows for the final regional haze rulemaking activities and requirements for NOx and SO2 to proceed. We believe we will be well positioned to meet the Clean Air Visibility rule based on air quality control system additions that are already in place or planned for our generating facilities.

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

Greenhouse Gas (GHG) Regulations:   The EPA issued proposed guidelines relating to GHG emissions from existing generating units on June 18, 2014, and has announced plans to issue final rules by June 2015. The EPA also published proposed performance standards for modified and reconstructed generating units. The proposed guidelines seek to attain state-specific GHG rate reductions by 2030, and require states to submit plans as early as June 30, 2016. Single states requesting a one year extension would be required to submit plans by June 30, 2017, and states that are part of a multi-state plan that request a two year extension would be required to submit plans by June 30, 2018. The EPA is seeking GHG rate reductions in Wisconsin of 34% and in Michigan of 31% by 2030, with interim reduction goals beginning in 2020 of 30% and 27% respectively, with compliance determined by averaging reductions over the ten year period of 2020 to 2029. The proposed program consists of building blocks that include a combination of power plant efficiency improvements, increased reliance on combined cycle gas units, adding new renewable energy resources, and increased demand side management. We are in the process of reviewing the proposed guidelines to determine the potential impacts to our operations, but the guidelines as currently proposed could result in significant additional compliance costs, including capital expenditures, impact how we operate our existing fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

In June 2014, in Utility Air Regulatory Group v. EPA, the U.S. Supreme Court struck down a portion of the EPA’s program for permitting GHG emissions under the Prevention of Significant Deterioration (PSD) and Title V programs. The Court held that a facility’s GHG emissions alone cannot trigger a requirement to obtain a permit and that the EPA did not have the authority to “tailor” the statutory permitting thresholds. The Court also upheld those portions of the EPA’s program that provide for implementation of GHG emissions limits based on the application of Best Available Control Technology for facilities already subject to PSD or Title V permitting requirements for other pollutants. We do not expect that this decision will have a material impact on our facilities.

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
The new rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and MDEQ, subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that the existing technologies at our generating facilities will allow us to demonstrate that, other than VAPP, all of our facilities satisfy the IM BTA standard. We plan to install fish protection screens at VAPP that we expect will meet the IM BTA standard.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. Because the entrainment reduction standard is a site-specific determination, we

September 2014	33	Wisconsin Electric Power Company

Form 10-Q

cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new requirements.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2013 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

OTHER MATTERS

Oak Creek Expansion Fuel Flexibility Project:   The Oak Creek expansion units were designed and permitted to use bituminous coal from the Eastern United States. Market forces have resulted in a significant price differential between bituminous and sub-bituminous coals. We received a new air construction permit from the WDNR to modify the Oak Creek expansion units for potential future use of sub-bituminous coal. In 2013, we began testing various combinations of sub-bituminous coal and bituminous coal to identify any equipment limitations, and making equipment modifications to the units. On July 7, 2014, we filed an application requesting the PSCW to approve $25 million of additional capital for plant modifications that will enable testing of up to 100% Powder River Basin (sub-bituminous) coal. In February 2013, the Sierra Club and the Midwest Environmental Defense Center filed a petition for a contested case hearing with the WDNR to challenge the issuance of the air construction permit. The WDNR has granted that petition, but a hearing has not yet been scheduled.

Paris Generating Station Units 1 and 4 Temporary Outage: Between 2000 and 2002, we replaced the blades on the four Paris Generating Station (PSGS) combustion turbine generators with blades that were approximately 7% more efficient. Although the work was performed as routine maintenance that we did not believe required a construction permit at the time and the plant has not been operated to use the potential additional capacity, the WDNR has indicated that it now considers this maintenance to be a modification requiring a construction permit. The WDNR issued a Notice of Violation (NOV) to us in January 2013 alleging violations of the new source review rules and certain Wisconsin environmental rules. At the same time, the WDNR also issued an administrative order that prohibits us from operating PSGS Units 1 and 4 until the earlier of: (1) Units 1 and 4 achieve the applicable NOx emission rates; (2) the Wisconsin regulations are revised so that Units 1 and 4 can achieve the emission limits or are no longer subject to the limits; (3) the alleged modification is resolved through a consent decree; or (4) a court decides that the blade replacement project was not a major modification. We are presently evaluating alternative approaches to return these peaking units to service, and expect Units 1 and 4 to remain out of service until at least the first half of 2015. In December 2013, Act 91 was signed into law in Wisconsin, creating a process by which the EPA and WDNR may revise the regulations applicable to Units 1 and 4 and allow those units to restart.

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

Pursuant to the terms of the administrative order with the WDNR, we received an “after the fact” permit in connection with the work we completed in 2000 and 2002. On October 24, 2014, the Sierra Club filed for a contested case hearing with the WDNR challenging this permit.

PSGS Units 2 and 3 remain available for operation because the turbine blade maintenance on these units occurred prior to a rule change in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2013. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2013 Annual Report on Form 10-K, as well as Note 6 -- Fair Value Measurements and Note 7 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

September 2014	34	Wisconsin Electric Power Company

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

September 2014	35	Wisconsin Electric Power Company

Form 10-Q

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
In June 2012, the U.S. Court of Appeals for the D.C. Circuit upheld the EPA's authority to regulate GHG emissions. The EPA is pursuing regulation of GHG emissions using its existing authority under the Clean Air Act. In September 2013, the EPA withdrew its 2012 proposed New Source Performance Standards GHG emissions rule, and issued new proposed rules with GHG limits for new fossil fueled power plants. The rule would not apply to certain natural gas fueled peaking plants, biomass units or oil fueled stationary combustion turbines.
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
Despite a United States Supreme Court decision where the Court ruled that the plaintiffs in the litigation did not have standing to claim nuisance under federal common law due to the release of GHG into the atmosphere by the defendants, states and environmental groups have lawsuits pending against electric utilities and others to force reductions in GHG emissions based upon their contribution to the alleged public nuisance of climate change.
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

On June 19, 2014, FERC issued an order revising its methodology for determining the base return on equity for jurisdictional electric utilities, including transmission owners. FERC expects its new methodology will narrow the "zone" of reasonable returns on equity. FERC also indicated that it will continue its policy that an electric utility's total return on equity is limited to the zone of reasonableness. FERC has set a complaint against MISO and the transmission owners participating in MISO challenging the owners' 12.38% base return on equity for hearing. There is a risk that FERC would reduce the allowed return on equity ATC receives as a transmission owning member of MISO, which ultimately could reduce our earnings with respect to our investment in ATC.

September 2014	36	Wisconsin Electric Power Company

Form 10-Q

ITEM 6. EXHIBITS

Exhibit No.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

September 2014	37	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	October 31, 2014	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

September 2014	38	Wisconsin Electric Power Company