Form 10-Q
period 2015-03-31
WISCONSIN ELECTRIC POWER CO
filed 2015-05-07
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2015):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by Wisconsin Energy Corporation.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2015

March 2015	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
EM	Entrainment Mortality
IM	Impingement Mortality
NAAQS	National Ambient Air Quality Standards
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Other Terms and Abbreviations
Amended Agreement	Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership
Compensation Committee	Compensation Committee of the Board of Directors of Wisconsin Energy
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Integrys	Integrys Energy Group, Inc.
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OTC	Over-the-Counter
PTF	Power the Future
SSR	System Support Resource

March 2015	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Treasury Grant	Section 1603 Renewable Energy Treasury Grant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
OPEB	Other Post-Retirement Employee Benefits

March 2015	4	Wisconsin Electric Power Company

Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are based upon management's current expectations and are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated in the statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of construction projects, retail sales and customer growth, rate actions and related filings with the appropriate regulatory authorities, current and proposed environmental regulations and other regulatory matters and related estimated expenditures, on-going legal proceedings, effective tax rate, projections related to the pension and other post-retirement benefit plans, fuel costs, sources of electric energy supply, coal and gas deliveries, remediation costs, capital expenditures, liquidity and capital resources and other matters. In some cases, forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goals," "guidance," "intends," "may," "objectives," "plans," "possible," "potential," "projects," "seeks," "should," "targets," "will" or similar terms or variations of these terms.

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

March 2015	5	Wisconsin Electric Power Company

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

•
Other business or investment considerations that may be disclosed from time to time in our Securities and Exchange Commission (SEC) filings or in other publicly disseminated written documents, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

March 2015	6	Wisconsin Electric Power Company

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

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,136,300 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 476,000 gas customers in Wisconsin and approximately 435 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

Wisconsin Energy is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), an unregulated company that owns and leases to us the generating capacity included in Wisconsin Energy's Power the Future (PTF) strategy, which is described further in our 2014 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of March 31, 2015, Bostco had $28.0 million of assets.

Proposed Acquisition: On June 22, 2014, Wisconsin Energy entered into an agreement to acquire Integrys Energy Group, Inc. (Integrys). The proposed acquisition is scheduled to close by the end of this summer, and is subject to the receipt of various approvals. The combined company will serve approximately 1.5 million electric customers, 2.8 million gas customers and own approximately 60% of ATC. For additional information on this acquisition, see Note 3 -- Proposed Acquisition of Integrys by Wisconsin Energy in the Notes to Consolidated Condensed Financial Statements and Corporate Developments in Item 2 in this report.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC. We have condensed or omitted some information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles pursuant to these rules and regulations. This Form 10-Q, including the financial statements contained herein, should be read in conjunction with our 2014 Annual Report on Form 10-K, including the financial statements and notes therein.

March 2015	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended March 31
	2015	2014
	(Millions of Dollars)

Operating Revenues	$1,084.6	$1,226.7

Operating Expenses
Fuel and purchased power	297.9	319.9
Cost of gas sold	135.5	249.7
Other operation and maintenance	342.4	337.6
Depreciation and amortization	77.2	72.7
Property and revenue taxes	29.4	28.5
Total Operating Expenses	882.4	1,008.4

Treasury Grant	2.5	3.5

Operating Income	204.7	221.8

Equity in Earnings of Transmission Affiliate	14.2	15.2
Other Income, net	2.5	0.8
Interest Expense, net	28.7	30.9

Income Before Income Taxes	192.7	206.9

Income Tax Expense	71.0	79.6

Net Income	121.7	127.3

Preferred Stock Dividend Requirement	0.3	0.3

Earnings Available for Common Stockholder	$121.4	$127.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2015	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	March 31, 2015	December 31, 2014
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$10,597.5	$10,544.4
Accumulated depreciation	(3,456.8)	(3,406.1)
	7,140.7	7,138.3
Construction work in progress	173.1	140.9
Leased facilities, net	2,190.0	2,215.0
Net Property, Plant and Equipment	9,503.8	9,494.2
Investments
Equity investment in transmission affiliate	379.0	372.9
Other	0.3	0.2
Total Investments	379.3	373.1
Current Assets
Cash and cash equivalents	15.3	24.0
Accounts receivable, net	308.3	265.3
Accounts receivable from related parties	2.8	8.1
Accrued revenues	182.6	223.1
Materials, supplies and inventories	276.1	320.5
Current deferred tax asset, net	57.0	46.7
Prepayments and other	125.8	158.5
Total Current Assets	967.9	1,046.2
Deferred Charges and Other Assets
Regulatory assets	1,652.7	1,626.9
Other	156.5	106.3
Total Deferred Charges and Other Assets	1,809.2	1,733.2
Total Assets	$12,660.2	$12,646.7
Capitalization and Liabilities
Capitalization
Common equity	$3,478.4	$3,412.8
Preferred stock	30.4	30.4
Long-term debt	2,166.0	2,165.5
Capital lease obligations	2,701.6	2,712.5
Total Capitalization	8,376.4	8,321.2
Current Liabilities
Long-term debt and capital lease obligations due currently	360.6	355.6
Short-term debt	316.5	306.8
Subsidiary note payable to Wisconsin Energy	20.1	22.4
Accounts payable	237.0	287.2
Accounts payable to related parties	89.0	87.8
Accrued payroll and benefits	53.4	87.1
Other	195.8	113.7
Total Current Liabilities	1,272.4	1,260.6
Deferred Credits and Other Liabilities
Regulatory liabilities	611.2	615.9
Deferred income taxes - long-term	1,985.6	1,963.9
Pension and other benefit obligations	190.9	254.5
Other	223.7	230.6
Total Deferred Credits and Other Liabilities	3,011.4	3,064.9
Total Capitalization and Liabilities	$12,660.2	$12,646.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2015	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2015	2014
	(Millions of Dollars)
Operating Activities
Net income	$121.7	$127.3
Reconciliation to cash
Depreciation and amortization	79.7	75.1
Deferred income taxes and investment tax credits, net	13.1	65.1
Contributions to qualified benefit plans	(100.0)	—
Change in - Accounts receivable and accrued revenues	(4.7)	(63.4)
Inventories	44.4	61.9
Other current assets	27.6	27.1
Accounts payable	(48.8)	35.7
Accrued income taxes, net	47.6	0.4
Other current liabilities	6.2	(24.5)
Other, net	(41.9)	(20.9)
Cash Provided by Operating Activities	144.9	283.8

Investing Activities
Capital expenditures	(98.9)	(96.0)
Investment in transmission affiliate	(1.2)	(3.5)
Other, net	(4.3)	(4.9)
Cash Used in Investing Activities	(104.4)	(104.4)

Financing Activities
Dividends paid on common stock	(60.0)	(110.0)
Dividends paid on preferred stock	(0.3)	(0.3)
Change in total short-term debt	7.4	(72.2)
Other, net	3.7	4.7
Cash Used in Financing Activities	(49.2)	(177.8)

Change in Cash and Cash Equivalents	(8.7)	1.6

Cash and Cash Equivalents at Beginning of Period	24.0	25.1

Cash and Cash Equivalents at End of Period	$15.3	$26.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

March 2015	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2014 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year 2015 because of seasonal and other factors.

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

3 -- PROPOSED ACQUISITION OF INTEGRYS BY WISCONSIN ENERGY

On June 22, 2014, our parent company, Wisconsin Energy, and Integrys entered into an agreement and plan of merger (Merger Agreement) under which Wisconsin Energy will acquire Integrys. Integrys' shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. Wisconsin Energy expects to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of approximately $1.5 billion of debt. Wisconsin Energy will also assume all of Integrys' outstanding debt. The combined company will be named WEC Energy Group, Inc. Wisconsin Energy anticipates the transaction will close by the end of this summer.
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

March 2015	11	Wisconsin Electric Power Company

Form 10-Q

4 -- COMMON EQUITY

Stock Option Activity:   The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors of Wisconsin Energy (Compensation Committee) to our employees:

	2015	2014

Non-qualified stock options granted year to date	495,550	864,860

Estimated fair value per non-qualified stock option	$5.29	$4.18

Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% - 2.1%	0.1% - 3.0%
Dividend yield	3.7%	3.8%
Expected volatility	18.0%	18.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.8	5.8

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on Wisconsin Energy's historical experience.

The following is a summary of Wisconsin Energy stock option activity by our employees during the three months ended March 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of January 1, 2015	6,450,277	$30.07
Granted	495,550	$52.90
Exercised	(338,145)	$23.73
Outstanding as of March 31, 2015	6,607,682	$32.11	5.9	$114.9

Exercisable as of March 31, 2015	3,975,052	$25.88	4.2	$93.9

The intrinsic value of Wisconsin Energy options exercised by our employees was $9.9 million and $13.9 million for the three months ended March 31, 2015 and 2014, respectively. Cash received by Wisconsin Energy from exercises of its options by our employees was $8.0 million and $14.1 million for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $4.0 million and $5.6 million, respectively.

The following table summarizes information about Wisconsin Energy stock options held by our employees and outstanding as of March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$19.74 to $21.11	1,338,179	$20.99	3.5	1,338,179	$20.99	3.5
$23.88 to $29.35	1,792,133	$25.17	3.5	1,792,133	$25.17	3.5
$34.88 to $52.90	3,477,370	$39.96	8.1	844,740	$35.15	6.9
	6,607,682	$32.11	5.9	3,975,052	$25.88	4.2

March 2015	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about our employees' non-vested Wisconsin Energy stock options during the three months ended March 31, 2015:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of January 1, 2015	2,767,835	$3.65
Granted	495,550	$5.29
Vested	(630,755)	$3.34
Non-vested as of March 31, 2015	2,632,630	$4.03

As of March 31, 2015, our total compensation costs related to non-vested Wisconsin Energy stock options held by our employees and not yet recognized was approximately $3.9 million, which is expected to be recognized over the next 20 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity related to our employees occurred during the three months ended March 31, 2015:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2015	100,657
Granted	43,212	$53.78
Released	(50,230)	$37.73
Outstanding as of March 31, 2015	93,639

Wisconsin Energy records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of Wisconsin Energy restricted stock vesting and held by our employees was $2.7 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from released restricted shares was $1.1 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, total compensation cost related to our share of Wisconsin Energy restricted stock not yet recognized was approximately $3.8 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

Performance Units:   In January 2015 and 2014, the Compensation Committee awarded 187,450 and 224,735 Wisconsin Energy performance units, respectively, to our officers and other key employees under the Wisconsin Energy Performance Unit Plan. Performance units earned as of December 31, 2014 and 2013 vested and were settled during the first quarter of 2015 and 2014, and had a total intrinsic value of $11.6 million and $13.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.2 million and $4.7 million, respectively. As of March 31, 2015, total compensation cost related to our share of Wisconsin Energy performance units not yet recognized was approximately $16.0 million, which is expected to be recognized over the next 25 months on a weighted-average basis.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to Wisconsin Energy in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to Wisconsin Energy. See Note H -- Common Equity in our 2014 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

March 2015	13	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$0.5	$3.1	$3.3	$6.9
Total	$0.5	$3.1	$3.3	$6.9

Liabilities:
Derivatives	$5.0	$4.2	$—	$9.2
Total	$5.0	$4.2	$—	$9.2

March 2015	14	Wisconsin Electric Power Company

Form 10-Q

Recurring Fair Value Measures	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$0.4	$5.2	$7.0	$12.6
Total	$0.4	$5.2	$7.0	$12.6

Liabilities:
Derivatives	$6.8	$0.5	$—	$7.3
Total	$6.8	$0.5	$—	$7.3

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

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	2015	2014
	(Millions of Dollars)

Balance as of January 1	$7.0	$3.5
Realized and unrealized gains (losses)	—	—
Purchases	—	—
Issuances	—	—
Settlements	(3.7)	(1.8)
Transfers in and/or out of Level 3	—	—
Balance as of March 31	$3.3	$1.7

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	March 31, 2015		December 31, 2014
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$28.0	$30.4	$27.1
Long-term debt, including current portion	$2,437.0	$2,786.7	$2,437.0	$2,759.6

The carrying value of net accounts receivable, accounts payable and short-term borrowings approximates fair value due to the short-term nature of these instruments. The fair value of our preferred stock is estimated based upon the

March 2015	15	Wisconsin Electric Power Company

Form 10-Q

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of March 31, 2015, we recognized $10.4 million in regulatory assets and $6.4 million in regulatory liabilities related to derivatives in comparison to $8.4 million in regulatory assets and $12.2 million in regulatory liabilities as of December 31, 2014.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. We had no long-term portion of derivative assets as of March 31, 2015, and the long-term portion of our derivative liabilities of $0.6 million is recorded in other deferred credit and other liabilities as of March 31, 2015. Our Consolidated Condensed Balance Sheets as of March 31, 2015 and December 31, 2014 include:

	March 31, 2015		December 31, 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$0.5	$5.2	$2.3	$7.1
FTRs	3.3	—	7.0	—
Coal	3.1	4.0	3.3	0.2
Total	$6.9	$9.2	$12.6	$7.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	6.4 million Dth	$(3.8)	7.2 million Dth	$3.9
Fuel Oil	0.9 million gallons	(0.1)	2.0 million gallons	0.2
FTRs	6.2 million MWh	2.1	5.7 million MWh	7.0
Total		$(1.8)		$11.1

As of March 31, 2015 and December 31, 2014, we posted collateral of $6.7 million and $6.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

March 2015	16	Wisconsin Electric Power Company

Form 10-Q

The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$6.9	$9.2	$12.6	$7.3
Gross Amount Not Offset on Balance Sheet (a)	(0.5)	(5.0)	(0.4)	(6.8)
Net Amount	$6.4	$4.2	$12.2	$0.5

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $4.5 million and $6.4 million as of March 31, 2015 and December 31, 2014, respectively.

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three months ended March 31 were as follows:

	Pension Costs		OPEB Costs
Benefit Plan Cost Components	2015	2014	2015	2014
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.7	$2.5	$2.4	$2.1
Interest cost	13.3	14.8	3.4	3.6
Expected return on plan assets	(21.0)	(19.8)	(4.0)	(4.0)
Amortization of:
Prior service cost (credit)	0.5	0.5	(0.3)	(0.4)
Actuarial loss	9.0	6.6	0.3	—
Net Periodic Benefit Cost	$5.5	$4.6	$1.8	$1.3

We contributed $100.0 million to our qualified pension plan during the first three months of 2015. No such contribution was made during the first three months of 2014.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $1.8 million as of both March 31, 2015 and December 31, 2014.

March 2015	17	Wisconsin Electric Power Company

Form 10-Q

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three months ended March 31, 2015 and 2014 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

March 31, 2015
Operating Revenues (a)	$868.9	$197.9	$17.8	$1,084.6
Operating Income	$158.8	$38.7	$7.2	$204.7

March 31, 2014
Operating Revenues (a)	$885.8	$322.5	$18.4	$1,226.7
Operating Income	$168.9	$45.4	$7.5	$221.8

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

We have identified a purchased power agreement which represents a variable interest. This agreement is for 236 MW of firm capacity from a gas-fired cogeneration facility and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately 7 years. We have examined the risks of the entity including operations and maintenance, dispatch, financing, fuel costs and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity and there is no residual guarantee associated with the purchased power agreement.

We have approximately $163.1 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the three months ended March 31, 2015 and 2014 were $13.5 million and $13.4 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

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

March 2015	18	Wisconsin Electric Power Company

Form 10-Q

and related disposal sites, as well as our coal combustion product disposal/landfill sites. We are working with the Wisconsin Department of Natural Resources (WDNR) in our investigation and remediation planning. At this time, we cannot estimate future remediation costs associated with these sites beyond those described below.

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $12 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of March 31, 2015, we have established reserves of $6.5 million related to future remediation costs.

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

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2015, we paid $4.7 million in interest, net of amounts capitalized, and paid $6.0 million in income taxes, net of refunds. During the three months ended March 31, 2014, we paid $5.0 million in interest, net of amounts capitalized, and paid $8.0 million in income taxes, net of refunds.

As of March 31, 2015 and 2014, the amount of accounts payable related to capital expenditures was $1.5 million and $2.3 million, respectively.

During the three months ended March 31, 2015 and 2014, our equity in earnings from ATC was $14.2 million and $15.2 million, respectively. During the three months ended March 31, 2015 and 2014, distributions received from ATC were $9.2 million and $12.6 million, respectively.

12 -- MICHIGAN SETTLEMENT

On March 12, 2015, we, along with Wisconsin Energy, entered into an Amended and Restated Settlement Agreement (Amended Agreement) with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections to Wisconsin Energy's acquisition of Integrys these parties raised at the MPSC. The Amended Agreement supersedes and replaces the January 30, 2015 agreement between these parties and includes the following provisions:

•	The parties to the Amended Agreement agree that the proposed acquisition satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

•
We will not enter into a System Support Resource (SSR) agreement for the operation of Presque Isle Power Plant (PIPP) so long as both mines, if operational, remain full requirements customers of ours until the earlier of (i) the date a new, clean generation plant located in the Upper Peninsula of Michigan commences commercial operation or (ii) December 31, 2019. (The prior SSR agreement was terminated effective February 1, 2015 with the return of the mines as full requirements customers.)

•	Wisconsin Energy commits to invest, or to have, if formed, its future Michigan jurisdictional utility invest, in this plant subject to the issuance of a Certificate of Necessity from the MPSC.

In addition, on March 12, 2015, we entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

On April 23, 2015, the MPSC approved Wisconsin Energy's acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

March 2015	19	Wisconsin Electric Power Company

Form 10-Q

In January 2015, we announced that, as part of a long-term electric reliability solution for the Upper Peninsula of Michigan, we had entered into a non-binding term sheet to sell our Michigan electric distribution assets and PIPP to a third party; however, the third party was unsuccessful in its effort to complete key elements of the proposed transaction. As a result, we will not be selling our Michigan assets to the third party.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Proposed Acquisition: On June 22, 2014, our parent company, Wisconsin Energy, entered into the Merger Agreement under which it will acquire Integrys. Integrys' shareholders will receive 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. Wisconsin Energy expects to finance the acquisition through the issuance of approximately 91 million shares of Wisconsin Energy common stock to Integrys shareholders and through the issuance of approximately $1.5 billion of debt. Wisconsin Energy will also assume all of Integrys' outstanding debt. The combined company will be named WEC Energy Group, Inc.
The acquisition is subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the HSR Act, and the receipt of approvals from various government agencies, including the FERC, Federal Communications Commission, PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission. The status of these matters is as follows:

•	On August 6, 2014, Wisconsin Energy filed applications for approval with the PSCW, Illinois Commerce Commission, MPSC and Minnesota Public Utilities Commission.

•
On October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on the same day, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

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

•	On April 7, 2015, FERC issued an order approving the acquisition.

•	On April 13, 2015, the Federal Communications Commission approved the transfer of certain telecommunication licenses.

•	On April 23, 2015, the MPSC approved the acquisition.

•	On April 30, 2015, at its open meeting, the PSCW verbally approved the acquisition. We expect to receive a final written order by the end of May 2015.

Wisconsin Energy anticipates the transaction closing by the end of this summer.

March 2015	20	Wisconsin Electric Power Company

Form 10-Q

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2015

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first quarter of 2015 with the first quarter of 2014, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended March 31
	Electric Revenues			MWh
Electric Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$310.8	$(8.4)	$319.2	2,008.3	(154.3)	2,162.6
Small Commercial/Industrial	258.8	(1.2)	260.0	2,225.2	(28.0)	2,253.2
Large Commercial/Industrial	175.0	23.8	151.2	2,159.1	366.2	1,792.9
Other - Retail	6.0	(0.1)	6.1	39.0	(0.4)	39.4
Total Retail	750.6	14.1	736.5	6,431.6	183.5	6,248.1
Wholesale - Other	30.9	(9.9)	40.8	420.0	(184.8)	604.8
Resale - Utilities	62.4	(29.4)	91.8	2,104.7	661.2	1,443.5
Other Operating Revenues	24.3	9.0	15.3	—	—	—
Total	868.2	(16.2)	884.4	8,956.3	659.9	8,296.4
Electric Customer Choice (a)	0.7	(0.7)	1.4	250	(351.2)	601.2
Total, including electric customer choice	$868.9	$(16.9)	$885.8

Weather -- Degree Days (b)
Heating (3,277 Normal)				3,656	(377)	4,033

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $16.9 million, or 1.9%, when compared to the first quarter of 2014. The most significant factors that caused a change in revenues were:

•
Weather - We estimate that our retail revenues were reduced by approximately $11.4 million because of weather. While the first quarter of 2015 was 11.6% colder than normal, as measured by heating degree days, the first quarter of 2014 was 23.8% colder than normal.

•
Return of the two iron ore mines - On February 1, 2015, the two iron ore mines returned as retail customers. During 2014, these customers were served by an alternative electric supplier pursuant to the electric customer choice program in Michigan. The return of these customers increased retail revenues by approximately $23.4 million. These revenues will not significantly impact earnings because, under an agreement with the PSCW, we are deferring the net revenues (revenues, less fuel and transmission costs) from these customers for the benefit of our Wisconsin retail electric customers.

•
Resale Utilities - These sales are also known as opportunity sales. The net margin (revenues less fuel costs) on these sales flow to the benefit of our retail electric customers. During the first quarter of 2014, the prices for electricity in the MISO Energy and Operating Reserves Markets (MISO Energy Markets) were unusually high because of the extreme cold weather and the high cost of natural gas. During 2015, these prices returned to more normal levels. The revenue decrease associated with the decline in MISO Energy Market prices was partially offset by increased sales due to increased availability of our generating units.

•
Other Revenues - Other revenues increased by $9.0 million primarily because of the escrow treatment of the SSR revenues in the most recent Wisconsin retail rate case. This is partially offset by the deferral of the net revenues from the mines as described above. We expect this trend to continue throughout 2015. For information on the escrow treatment of the SSR revenues allowed in the 2015 Wisconsin Rate Case, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

March 2015	21	Wisconsin Electric Power Company

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $22.0 million, or 6.9%, when compared to the first quarter of 2014. This decrease was primarily caused by a decrease in natural gas prices as compared to the first quarter of 2014.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first quarter of 2015 with the first quarter of 2014. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $124.6 million, or 38.6%. Cost of gas sold decreased by $114.2 million, or 45.7%. Our average cost of gas per retail therm decreased 41.3% as compared to the first quarter of 2014.

	Three Months Ended March 31
	2015	B (W)	2014
	(Millions of Dollars)

Gas Operating Revenues	$197.9	$(124.6)	$322.5
Cost of Gas Sold	135.5	114.2	249.7
Gross Margin	$62.4	$(10.4)	$72.8

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first quarter of 2015 with the first quarter of 2014:

	Three Months Ended March 31
	Gross Margin			Therms
Gas Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$41.9	$(6.5)	$48.4	190.0	(10.8)	200.8
Commercial/Industrial	15.1	(3.5)	18.6	102.9	(13.2)	116.1
Interruptible	—	(0.1)	0.1	1.4	(0.2)	1.6
Total Retail	57.0	(10.1)	67.1	294.3	(24.2)	318.5
Transported Gas	5.1	(0.1)	5.2	103.9	(6.3)	110.2
Other Operating	0.3	(0.2)	0.5	—	—	—
Total	$62.4	$(10.4)	$72.8	398.2	(30.5)	428.7

Weather -- Degree Days (a)
Heating (3,277 Normal)				3,656	(377)	4,033

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $10.4 million, or approximately 14.3%, when compared to the first quarter of 2014. We estimate that weather decreased gas margins by $5.6 million because of the extremely cold winter weather experienced in 2014. As measured by heating degree days, the first quarter of 2015 was 11.6% colder than normal, while the same period in the prior year was 23.8% colder than normal. Gas margins were reduced by approximately $5.9 million because of lower gas rates that became effective January 1, 2015. For more information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $4.8 million, or approximately 1.4%, when compared to the first quarter of 2014.

March 2015	22	Wisconsin Electric Power Company

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $4.5 million, or approximately 6.2%, when compared to the first quarter of 2014, primarily because of an overall increase in utility plant in service.

Treasury Grant

During the first quarter of 2015, we recognized $2.5 million of income related to a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) associated with the completion of our biomass plant in November 2013, compared to $3.5 million during the same period in 2014.

For additional information on the Treasury Grant, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments in Item 7 of our 2014 Form 10-K.

Other Income, net

	Three Months Ended March 31
Other Income, net	2015	B (W)	2014
	(Millions of Dollars)

AFUDC - Equity	$1.2	$0.4	$0.8
Other	1.3	1.3	—
Other Income, net	$2.5	$1.7	$0.8

Other income, net increased by $1.7 million, when compared to the first quarter of 2014. The increase in AFUDC - Equity is primarily related to the conversion of Valley Power Plant (VAPP) to natural gas.

Interest Expense, net

	Three Months Ended March 31
Interest Expense	2015	B (W)	2014
	(Millions of Dollars)

Gross Interest Costs	$29.2	$2.0	$31.2
Less: Capitalized Interest	0.5	0.2	0.3
Interest Expense, net	$28.7	$2.2	$30.9

Our net interest expense decreased by $2.2 million, or 7.1%, as compared to the first quarter of 2014, primarily due to lower average interest rates on long-term debt.

Income Tax Expense

For the first quarter of 2015, our effective tax rate was 36.8% compared to 38.5% for the first quarter of 2014. This decrease in our effective tax rate was primarily due to increased production activities tax deductions. For additional information, see Note G -- Income Taxes in our 2014 Annual Report on Form 10-K. We expect our 2015 annual effective tax rate to be between 36.0% and 37.0%.

March 2015	23	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the three months ended March 31:

	2015	2014
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$144.9	$283.8
Investing Activities	$(104.4)	$(104.4)
Financing Activities	$(49.2)	$(177.8)

Operating Activities

Cash provided by operating activities decreased by $138.9 million during the first three months of 2015 as compared to the same period in 2014. The decrease is primarily because of a $100.0 million contribution to our qualified pension plan in January 2015. No such contributions were made during the first three months of 2014. A decrease in deferred income taxes and investment tax credits also contributed to the decrease in cash provided by operating activities.

Investing Activities

Cash used in investing activities totaled $104.4 million for the first three months of 2015 which remained unchanged compared to the same period in 2014. Our capital expenditures increased by $2.9 million during the first three months of 2015 as compared to the same period in 2014, primarily because of increased expenditures related to the conversion of VAPP from coal to natural gas. Offsetting this increase was a decrease of $2.3 million in the level of new investments in our transmission affiliate, compared to the same period in 2014.

Financing Activities

Cash used in financing activities was $49.2 million for the first three months of 2015 which is $128.6 million lower than the same period in 2014. We paid $50.0 million of special dividends to Wisconsin Energy during the first three months of 2014 to balance our capital structure. In addition, we increased our short-term debt levels by $7.4 million during the first three months of 2015 compared to a decrease of $72.2 million during the same period in 2014.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of March 31, 2015, our current liabilities exceeded our current assets by approximately $304.5 million. We do not expect this to have any impact on our liquidity because we believe we have an adequate back-up line of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

Liquidity

We anticipate meeting our capital requirements during the remainder of 2015 and beyond primarily through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

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

March 2015	24	Wisconsin Electric Power Company

Form 10-Q

We maintain a bank back-up credit facility that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

As of March 31, 2015, we had approximately $494.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $316.5 million of commercial paper outstanding that was supported by the available lines of credit. During the first three months of 2015, our maximum commercial paper outstanding was $404.0 million with a weighted-average interest rate of 0.23%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of March 31, 2015:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$5.1	$494.9	December 2019

This facility has a renewal provision for two one-year extensions, subject to lender approval.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of March 31, 2015, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

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

See Capital Resources and Requirements -- Credit Rating Risk in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K for additional information related to our credit rating risk.

Capital Requirements

Capital Expenditures: Capital requirements during the remainder of 2015 are expected to be principally for upgrading our electric and gas distribution systems. We estimate that we will spend approximately $500 million on capital expenditures during 2015.

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

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $26.2 billion as of March 31, 2015 compared with $26.5 billion as of December 31, 2014.

March 2015	25	Wisconsin Electric Power Company

Form 10-Q

See Contractual Obligations/Commercial Commitments in Item 7 of our 2014 Annual Report on Form 10-K for additional information about our commitments.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2014 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, Wisconsin Energy's PTF strategy, rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

RATES AND REGULATORY MATTERS

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

The PSCW order also authorized escrow accounting for SSR revenues because of the uncertainty of the actual revenues we will receive under the PIPP SSR agreements. Under escrow accounting, we will record SSR revenues of $90.7 million a year. If actual SSR payments from MISO exceed $90.7 million a year, the difference will be deferred and returned to customers, with interest, in a future rate case. If actual SSR payments from MISO are less than $90.7 million a year, the difference will be deferred and recovered from customers with interest, in a future rate case.

In January 2015, certain parties appealed a portion of the PSCW's final decision adopting the Company's specific rate design changes, including new charges for customer owned generation within its service territory. We believe the appeal is without merit.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

March 2015	26	Wisconsin Electric Power Company

Form 10-Q

ELECTRIC TRANSMISSION AND ENERGY MARKETS

Michigan Business

Michigan Settlement:   On March 12, 2015, we, along with Wisconsin Energy, entered into the Amended Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections these parties raised at the MPSC to Wisconsin Energy’s acquisition of Integrys. The Amended Agreement includes the following provisions:

•	The parties to the Amended Agreement agree that the Merger satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

•
We will not enter into an SSR agreement for the operation of PIPP so long as both mines, if operational, remain our full requirements customers until the earlier of (i) the date a new, clean generation plant located in the Upper Peninsula of Michigan commences commercial operation or (ii) December 31, 2019. (The prior SSR agreement was terminated effective February 1, 2015 with the return of the mines as full requirements customers.)

•
Wisconsin Energy commits to invest, or to have, if formed, its future Michigan jurisdictional utility invest, in the new plant and/or enter into an off-take agreement for some of the energy generated by the plant.

The Amended Agreement supersedes and replaces the settlement agreement entered into by the same parties on January 30, 2015. The other intervenors in the MPSC proceeding subsequently either joined the Amended Agreement or filed statements of non-objection.

In addition, on March 12, 2015, we entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

On April 23, 2015, the MPSC approved Wisconsin Energy's acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition in Item 7 of our 2014 Form 10-K for additional information regarding the impact of industry restructuring in Michigan, as well as information regarding other restructuring matters and MISO.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard: The United States Environmental Protection Agency (EPA) issued a new 1-Hour Sulfur Dioxide (SO2) National Ambient Air Quality Standard (NAAQS) that became effective in August 2010. This standard represents a significant change from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. In May 2014, the EPA issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

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

On March 2, 2015, a Federal Court in the Northern District of California entered a consent decree relating to the implementation of the revised 1-Hour SO2 standard that Sierra Club and EPA had agreed upon in May 2014. This

March 2015	27	Wisconsin Electric Power Company

Form 10-Q

consent decree has 1-Hour SO2 implementation dates that are sooner than the proposed Data Requirements Rule. The EPA has not yet indicated how, in light of this consent decree, the Data Requirements Rule will be finalized.

We believe our fleet (with the exception of PIPP) is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2020-2022 timeframe, it may need additional SO2 reductions or other operational limits in order to comply with the standard.

Water Quality

Clean Water Act:   Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. The EPA issued a final Phase II rule that became effective on October 14, 2014. The new rule applies to all of our existing generating facilities with cooling water intake structures, except for the Oak Creek expansion units, which were permitted under the Phase I rules.

The new Phase II rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and Michigan Department of Environmental Quality (MDEQ), subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that existing technologies at our generating facilities, except for VAPP, satisfy the IM BTA standard. During 2015 and 2016, we plan to install fish protection screens at VAPP that will meet the IM BTA standard.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our proposed intake modification at VAPP. BTA determinations for EM will be made in future permit reissuances for Port Washington Generating Station, Pleasant Prairie Power Plant, PIPP and Oak Creek Power Plant Units 5-8. We cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these facilities.

The new rule allows the EM BTA requirements to be waived in cases of pending facility retirements. Based on recent discussions with the MDEQ, if we submit a signed certification with our next National Pollutant Discharge Elimination System permit application that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), we do not anticipate that PIPP will need to comply with the new cooling water intake structure rule.

In November 2014, the WDNR reissued the Wisconsin Pollutant Discharge Elimination System (WPDES) permit for the Paris Generating Station. We believe that the WDNR imposed unreasonable permit conditions with respect to temperature monitoring, the control of water treatment additive and phosphorus discharges.

To address these permit conditions, we filed a petition for a contested case hearing with the WDNR in January 2015. On the same day, we also filed a request to be covered by the statewide phosphorus variance to address one of our concerns with the permit.

We have since reached an agreement with the WDNR with respect to the permit conditions for temperature monitoring and for restrictions related to the use of a water treatment additive. On March 31, 2015, the WDNR issued a final WPDES permit with agreed upon modifications.

We are continuing to work with the WDNR and Wisconsin Department of Justice with the goal of reaching a final resolution that allows us to maintain the ability to apply for and be covered by the statewide phosphorus variance.

Land Quality

New Coal Combustion Products Regulation: On April 17, 2015, the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals From Electric Utilities final rule was entered into the Federal Register. The final rule regulates the disposal of coal combustion residuals as a non-hazardous waste. We do not

March 2015	28	Wisconsin Electric Power Company

Form 10-Q

believe the final rule will have a significant impact on our financial position or operating results because we currently have a program of beneficial utilization for substantially all of our coal combustion products.

See Factors Affecting Results, Liquidity and Capital Resources -- Environmental Matters in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding environmental matters affecting our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2014. For information concerning market risk exposures at Wisconsin Electric Power Company, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Market Risks and Other Significant Risks, in Part II of our 2014 Annual Report on Form 10-K, as well as Note 5 -- Fair Value Measurements and Note 6 -- Derivative Instruments in the Notes to Consolidated Condensed Financial Statements in this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2014 Annual Report on Form 10-K.

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

March 2015	29	Wisconsin Electric Power Company

Form 10-Q

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2014. See Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 6. EXHIBITS

Exhibit No.

12	Statements re Computation of Ratios

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

March 2015	30	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	May 7, 2015	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

March 2015	31	Wisconsin Electric Power Company