Form 10-Q
period 2015-06-30
WISCONSIN ELECTRIC POWER CO
filed 2015-08-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2015):

Common Stock, $10 Par Value,	33,289,327 shares outstanding.

All of the common stock of Wisconsin Electric Power Company is owned by WEC Energy Group, Inc.

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
_________________________

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2015

June 2015	2	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Primary Subsidiary and Affiliates
Bostco	Bostco LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
Wisconsin Energy	Wisconsin Energy Corporation
Wisconsin Gas	Wisconsin Gas LLC

Significant Assets
PIPP	Presque Isle Power Plant
VAPP	Valley Power Plant

Other Affiliates
ATC	American Transmission Company LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Michigan Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Environmental Terms
BTA	Best Technology Available
EM	Entrainment Mortality
GHG	Greenhouse Gas
IM	Impingement Mortality
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Other Terms and Abbreviations
Amended Agreement	Amended and Restated Settlement Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership
ARR	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
Integrys	Integrys Energy Group, Inc. (now known as Integrys Holding, Inc.)

June 2015	3	Wisconsin Electric Power Company

Form 10-Q

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

LMP	Locational Marginal Price
Merger Agreement	Agreement and Plan of Merger, dated as of June 22, 2014, between Integrys and Wisconsin Energy Corporation
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OTC	Over-the-Counter
PTF	Power the Future
SSR	System Support Resource
Treasury Grant	Section 1603 Renewable Energy Treasury Grant

Measurements
Btu	British Thermal Unit(s)
Dth	Dekatherm(s) (One Dth equals one million Btu)
MW	Megawatt(s) (One MW equals one million Watts)
MWh	Megawatt-hour(s)
Watt	A measure of power production or usage

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
FASB	Financial Accounting Standards Board
OPEB	Other Post-Retirement Employee Benefits

June 2015	4	Wisconsin Electric Power Company

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

June 2015	5	Wisconsin Electric Power Company

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION -- (CONT'D) Form 10-Q

of existing laws and regulations; and changes in the interpretation or enforcement of permit conditions by the permitting agencies.

•	Internal restructuring options that may be pursued by WEC Energy Group, Inc. (WEC Energy Group).

•	Current and future litigation, regulatory investigations, proceedings or inquiries.

•	Events in the global credit markets that may affect the availability and cost of capital.

•
Other factors affecting our ability to access the capital markets, including general capital market conditions; our capitalization structure; market perceptions of the utility industry or us; and our credit ratings.

•	The direct or indirect effect on our business resulting from terrorist incidents and the threat of terrorist incidents, including cyber intrusion.

•	Inflation rates.

•	The investment performance of WEC Energy Group's pension and other post-retirement benefit trusts.

•
The financial performance of American Transmission Company LLC (ATC) and its corresponding contribution to our earnings, as well as the ability of ATC and the Duke-American Transmission Company to obtain the required approvals for their transmission projects.

•	The effect of accounting pronouncements issued periodically by standard setting bodies.

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets.

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters.

•	The ability to obtain and retain short- and long-term contracts with wholesale customers.

•	The terms and conditions of the regulatory approvals of the acquisition of Integrys Energy Group, Inc. (Integrys) that could reduce anticipated benefits, and the ability to successfully integrate.

•	Incidents affecting the U.S. electric grid or operation of generating facilities.

•	Foreign governmental, economic, political and currency risks.

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

June 2015	6	Wisconsin Electric Power Company

Form 10-Q

INTRODUCTION

On June 22, 2014, our parent company, Wisconsin Energy Corporation (Wisconsin Energy), entered into an agreement to acquire Integrys (Merger Agreement). The acquisition was completed on June 29, 2015, and the combined company was renamed WEC Energy Group, Inc. The combined company now serves approximately 1.6 million electric customers, 2.8 million gas customers, and owns approximately 60% of ATC. For additional information on this acquisition, see Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements and Corporate Developments in Item 2 in this report.

We were incorporated in the state of Wisconsin in 1896, and maintain our principal executive offices in Milwaukee, Wisconsin. Unless qualified by their context when used in this document, the terms Wisconsin Electric, the Company, our, us or we refer to Wisconsin Electric Power Company and its subsidiary, Bostco LLC (Bostco).

We conduct our operations primarily in three reportable segments: an electric utility segment, a natural gas utility segment and a steam utility segment. We serve approximately 1,135,400 electric customers in Wisconsin and the Upper Peninsula of Michigan, approximately 475,700 gas customers in Wisconsin and approximately 430 steam customers in metropolitan Milwaukee, Wisconsin. For further financial information about our reportable segments, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 --Segment Information in the Notes to Consolidated Condensed Financial Statements in this report.

WEC Energy Group is also the parent company of Wisconsin Gas LLC (Wisconsin Gas), a natural gas distribution utility, which serves customers throughout Wisconsin; and W.E. Power, LLC (We Power), an unregulated company that owns and leases to us the generating capacity included in WEC Energy Group's Power the Future (PTF) strategy, which is described further in our 2014 Annual Report on Form 10-K. We have combined common functions with Wisconsin Gas and operate under the trade name of "We Energies."

Bostco is our non-utility subsidiary that develops and invests in real estate. As of June 30, 2015, Bostco had $28.0 million of assets.

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

June 2015	7	Wisconsin Electric Power Company

Form 10-Q

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED INCOME STATEMENTS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars)

Operating Revenues	$883.0	$905.7	$1,967.6	$2,132.4

Operating Expenses
Fuel and purchased power	273.9	293.7	571.8	613.6
Cost of gas sold	32.2	50.4	167.7	300.1
Other operation and maintenance	343.2	318.8	685.6	656.4
Depreciation and amortization	77.8	73.3	155.0	146.0
Property and revenue taxes	29.4	28.4	58.8	56.9
Total Operating Expenses	756.5	764.6	1,638.9	1,773.0

Treasury Grant	2.2	3.1	4.7	6.6

Operating Income	128.7	144.2	333.4	366.0

Equity in Earnings of Transmission Affiliate	12.2	15.3	26.4	30.5
Other Income, net	4.0	5.8	6.5	6.6
Interest Expense, net	29.5	27.7	58.2	58.6

Income Before Income Taxes	115.4	137.6	308.1	344.5

Income Tax Expense	40.5	47.3	111.5	126.9

Net Income	74.9	90.3	196.6	217.6

Preferred Stock Dividend Requirement	0.3	0.3	0.6	0.6

Earnings Available for Common Stockholder	$74.6	$90.0	$196.0	$217.0

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	8	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
	June 30, 2015	December 31, 2014
	(Millions of Dollars)
Assets
Property, Plant and Equipment
In service	$10,684.5	$10,544.4
Accumulated depreciation	(3,501.5)	(3,406.1)
	7,183.0	7,138.3
Construction work in progress	192.1	140.9
Leased facilities, net	2,176.9	2,215.0
Net Property, Plant and Equipment	9,552.0	9,494.2
Investments
Equity investment in transmission affiliate	382.9	372.9
Other	0.3	0.2
Total Investments	383.2	373.1
Current Assets
Cash and cash equivalents	11.2	24.0
Accounts receivable, net	255.1	265.3
Accounts receivable from related parties	40.9	8.1
Accrued revenues	166.6	223.1
Materials, supplies and inventories	291.9	320.5
Current deferred tax asset, net	49.4	46.7
Prepayments and other	136.7	158.5
Total Current Assets	951.8	1,046.2
Deferred Charges and Other Assets
Regulatory assets	1,676.6	1,626.9
Other	158.2	106.3
Total Deferred Charges and Other Assets	1,834.8	1,733.2
Total Assets	$12,721.8	$12,646.7
Capitalization and Liabilities
Capitalization
Common equity	$3,495.8	$3,412.8
Preferred stock	30.4	30.4
Long-term debt	2,414.6	2,165.5
Capital lease obligations	2,702.0	2,712.5
Total Capitalization	8,642.8	8,321.2
Current Liabilities
Long-term debt and capital lease obligations due currently	364.9	355.6
Short-term debt	60.0	306.8
Subsidiary note payable to WEC Energy Group	20.1	22.4
Accounts payable	276.9	287.2
Accounts payable to related parties	91.6	87.8
Accrued payroll and benefits	62.2	87.1
Other	161.4	113.7
Total Current Liabilities	1,037.1	1,260.6
Deferred Credits and Other Liabilities
Regulatory liabilities	618.3	615.9
Deferred income taxes - long-term	2,002.9	1,963.9
Pension and other benefit obligations	192.9	254.5
Other	227.8	230.6
Total Deferred Credits and Other Liabilities	3,041.9	3,064.9
Total Capitalization and Liabilities	$12,721.8	$12,646.7

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	9	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2015	2014
	(Millions of Dollars)
Operating Activities
Net income	$196.6	$217.6
Reconciliation to cash
Depreciation and amortization	159.6	149.1
Deferred income taxes and investment tax credits, net	40.0	113.8
Contributions to qualified benefit plans	(100.0)	—
Change in - Accounts receivable and accrued revenues	33.7	102.0
Inventories	28.5	35.5
Other current assets	13.5	12.1
Accounts payable	(11.2)	(34.6)
Accrued income taxes, net	52.9	(6.1)
Other current liabilities	(33.2)	(29.3)
Other, net	(39.8)	(41.6)
Cash Provided by Operating Activities	340.6	518.5

Investing Activities
Capital expenditures	(225.4)	(228.3)
Cost of removal, net of salvage	(9.4)	(9.4)
Investment in transmission affiliate	(2.3)	(6.9)
Other, net	0.4	2.3
Cash Used in Investing Activities	(236.7)	(242.3)

Financing Activities
Dividends paid on common stock	(120.0)	(220.0)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	250.0	250.0
Retirement of long-term debt	—	(300.0)
Change in total short-term debt	(249.1)	(14.1)
Other, net	3.0	2.5
Cash Used in Financing Activities	(116.7)	(282.2)

Change in Cash and Cash Equivalents	(12.8)	(6.0)

Cash and Cash Equivalents at Beginning of Period	24.0	25.1

Cash and Cash Equivalents at End of Period	$11.2	$19.1

The accompanying Notes to Consolidated Condensed Financial Statements are an integral part of these financial statements.

June 2015	10	Wisconsin Electric Power Company

Form 10-Q

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1 -- GENERAL INFORMATION

Our accompanying unaudited consolidated condensed financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data, in our 2014 Annual Report on Form 10-K. In the opinion of management, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of the results of operations, cash flows and financial position in the accompanying income statements, statements of cash flows and balance sheets. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year 2015 because of seasonal and other factors.

2 -- ACQUISITION

On June 29, 2015, our parent company, Wisconsin Energy, acquired 100% of the outstanding common shares of Integrys, a provider of regulated natural gas and electricity, as well as nonregulated renewable energy and compressed natural gas products and services. The combined company was renamed WEC Energy Group, Inc. Our parent company now owns approximately 60% of ATC, a for-profit transmission company regulated by the Federal Energy Regulatory Commission (FERC). Our ownership interest in ATC did not change as a result of the acquisition. The acquisition of Integrys provides WEC Energy Group increased access to scale, the potential for long-term cost savings through a combination of lower capital and operating costs, and the potential for operating efficiencies.

Pursuant to the Merger Agreement, Integrys’ shareholders received 1.128 shares of Wisconsin Energy common stock and $18.58 in cash per Integrys share of common stock. The total consideration transferred was based on the closing price of Wisconsin Energy common stock on June 29, 2015.

The acquisition was subject to the approvals of various government agencies, including the FERC, Federal Communications Commission (FCC), Public Service Commission of Wisconsin (PSCW), Illinois Commerce Commission (ICC), Michigan Public Service Commission (MPSC), and Minnesota Public Utilities Commission (MPUC). Approvals were obtained from all agencies subject to several conditions. The PSCW order included the following conditions:

•
We will be subject to an earnings sharing mechanism for three years beginning January 1, 2016. Under the earnings sharing mechanism, any additional earnings over the authorized rate of return will be shared with ratepayers.

•
Any future electric generation projects affecting Wisconsin ratepayers submitted by WEC Energy Group or its subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs.

June 2015	11	Wisconsin Electric Power Company

Form 10-Q

3 -- COMMON EQUITY

Stock Option Activity:   The following table identifies non-qualified stock options granted by the Compensation Committee of the Board of Directors of WEC Energy Group (Compensation Committee) to our employees:

	2015	2014

Non-qualified stock options granted year to date	495,550	864,860

Estimated fair value per non-qualified stock option	$5.29	$4.18

Assumptions used to value the options using a binomial option pricing model:
Risk-free interest rate	0.1% - 2.1%	0.1% - 3.0%
Dividend yield	3.7%	3.8%
Expected volatility	18.0%	18.0%
Expected forfeiture rate	2.0%	2.0%
Expected life (years)	5.8	5.8

The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected life of the stock options. Dividend yield, expected volatility, expected forfeiture rate and expected life assumptions are based on WEC Energy Group's historical experience.

The following is a summary of WEC Energy Group stock option activity by our employees during the three and six months ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
Stock Options	Options	Exercise Price	(Years)	(Millions)
Outstanding as of April 1, 2015	6,607,682	$32.11
Granted	—	$—
Exercised	(174,369)	$21.07
Outstanding as of June 30, 2015	6,433,313	$32.41

Outstanding as of January 1, 2015	6,450,277	$30.07
Granted	495,550	$52.90
Exercised	(512,514)	$22.82
Outstanding as of June 30, 2015	6,433,313	$32.41	5.7	$80.8

Exercisable as of June 30, 2015	3,800,683	$26.10	4.0	$71.7

The intrinsic value of WEC Energy Group options exercised by our employees was $4.7 million and $14.6 million for the three and six months ended June 30, 2015 and $2.0 million and $15.9 million for the same periods in 2014, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $11.7 million and $16.2 million for the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises for the same periods was $5.9 million and $6.5 million, respectively.

June 2015	12	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes information about WEC Energy Group stock options held by our employees and outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
			Remaining			Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life (Years)	Options	Price	Life (Years)
$19.74 to $21.11	1,169,925	$20.99	3.3	1,169,925	$20.99	3.3
$23.88 to $29.35	1,786,018	$25.17	3.3	1,786,018	$25.17	3.3
$34.88 to $52.90	3,477,370	$39.96	7.8	844,740	$35.15	6.6
	6,433,313	$32.41	5.7	3,800,683	$26.10	4.0

The following table summarizes information about our employees' non-vested WEC Energy Group stock options during the three and six months ended June 30, 2015:

		Weighted-Average
Non-Vested Stock Options	Number of Options	Fair Value
Non-vested as of April 1, 2015	2,632,630	$4.03
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested as of June 30, 2015	2,632,630	$4.03

Non-vested as of January 1, 2015	2,767,835	$3.65
Granted	495,550	$5.29
Vested	(630,755)	$3.34
Non-vested as of June 30, 2015	2,632,630	$4.03

As of June 30, 2015, our total compensation costs related to non-vested WEC Energy Group stock options held by our employees and not yet recognized was approximately $3.1 million, which is expected to be recognized over the next 18 months on a weighted-average basis.

Restricted Shares:   The following restricted stock activity related to our employees occurred during the three and six months ended June 30, 2015:

		Weighted-Average
Restricted Shares	Number of Shares	Grant Date Fair Value
Outstanding as of April 1, 2015	93,639
Granted	—	$—
Released	—	$—
Outstanding as of June 30, 2015	93,639

Outstanding as of January 1, 2015	100,657
Granted	43,212	$53.78
Released	(50,230)	$37.73
Outstanding as of June 30, 2015	93,639

WEC Energy Group records the market value of the restricted stock awards on the date of grant and then we amortize our share of allocated expense over the vesting period of the awards. The intrinsic value of WEC Energy Group restricted stock vesting and held by our employees was zero and $2.7 million for the three and six months ended June 30, 2015 and zero and $2.3 million for the same periods in 2014, respectively. The actual tax benefit

June 2015	13	Wisconsin Electric Power Company

Form 10-Q

realized for the tax deductions from released restricted shares was zero and $1.1 million for the three and six months ended June 30, 2015 and zero and $0.9 million for the same periods in 2014, respectively.

As of June 30, 2015, total compensation cost related to our share of WEC Energy Group restricted stock not yet recognized was approximately $3.3 million, which is expected to be recognized over the next 24 months on a weighted-average basis.

Performance Units:   In January 2015 and 2014, the Compensation Committee awarded 187,450 and 224,735 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan. Performance units earned as of December 31, 2014 and 2013 vested and were settled during the first quarter of 2015 and 2014, and had a total intrinsic value of $11.6 million and
$13.1 million, respectively. The actual tax benefit realized for the tax deductions from the settlement of performance units was approximately $4.2 million and $4.7 million, respectively. As of June 30, 2015, total compensation cost related to our share of WEC Energy Group performance units not yet recognized was approximately $12.3 million, which is expected to be recognized over the next 23 months on a weighted-average basis.

Restrictions:   Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans or advances. In addition, under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to WEC Energy Group. See Note H -- Common Equity in our 2014 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

4 -- LONG-TERM DEBT

In May 2015, we issued $250 million of 3.10% Debentures due June 1, 2025. The net proceeds were used to repay short-term debt and for general corporate purposes.

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

June 2015	14	Wisconsin Electric Power Company

Form 10-Q

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

The following tables summarize our financial assets and liabilities by level within the fair value hierarchy:

Recurring Fair Value Measures	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$1.0	$1.3	$3.6	$5.9
Total	$1.0	$1.3	$3.6	$5.9

Liabilities:
Derivatives	$2.9	$4.7	$—	$7.6
Total	$2.9	$4.7	$—	$7.6

Recurring Fair Value Measures	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Millions of Dollars)
Assets:
Derivatives	$0.4	$5.2	$7.0	$12.6
Total	$0.4	$5.2	$7.0	$12.6

Liabilities:
Derivatives	$6.8	$0.5	$—	$7.3
Total	$6.8	$0.5	$—	$7.3

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

June 2015	15	Wisconsin Electric Power Company

Form 10-Q

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Millions of Dollars)

Beginning Balance	$3.3	$1.7	$7.0	$3.5
Realized and unrealized gains (losses)	—	—	—	—
Purchases	3.9	15.6	3.9	15.6
Issuances	—	—	—	—
Settlements	(3.6)	(3.2)	(7.3)	(5.0)
Transfers in and/or out of Level 3	—	—	—	—
Balance as of June 30	$3.6	$14.1	$3.6	$14.1

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

The carrying amount and estimated fair value of certain of our recorded financial instruments are as follows:

	June 30, 2015		December 31, 2014
Financial Instruments	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions of Dollars)
Preferred stock, no redemption required	$30.4	$27.0	$30.4	$27.1
Long-term debt, including current portion	$2,687.0	$2,619.1	$2,437.0	$2,759.6

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

We record derivative instruments on the balance sheet as an asset or liability measured at its fair value, and changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy related physical and financial contracts in our regulated operations that qualify as derivatives, the PSCW allows the effects of the fair market value accounting to be offset to regulatory assets and liabilities. As of June 30, 2015, we recognized $7.4 million in regulatory assets and $4.9 million in regulatory liabilities related to derivatives in comparison to $8.4 million in regulatory assets and $12.2 million in regulatory liabilities as of December 31, 2014.

We record our current derivative assets on the balance sheet in prepayments and other current assets and the current portion of the liabilities in other current liabilities. We had no long-term portion of derivative assets as of June 30, 2015, and the long-term portion of our derivative liabilities of $0.2 million is recorded in other deferred

June 2015	16	Wisconsin Electric Power Company

Form 10-Q

credit and other liabilities as of June 30, 2015. Our Consolidated Condensed Balance Sheets as of June 30, 2015 and December 31, 2014 include:

	June 30, 2015		December 31, 2014
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
	(Millions of Dollars)
Natural Gas	$0.9	$2.9	$2.3	$7.1
Fuel Oil	0.1	—	—	—
FTRs	3.6	—	7.0	—
Coal	1.3	4.7	3.3	0.2
Total	$5.9	$7.6	$12.6	$7.3

Our Consolidated Condensed Income Statements include gains (losses) on derivative instruments used in our risk management strategies under fuel and purchased power for those commodities supporting our electric operations and under cost of gas sold for the natural gas sold to our customers. Our estimated notional volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	5.9 million Dth	$(3.1)	5.4 million Dth	$1.5
Fuel Oil	0.8 million gallons	0.1	2.4 million gallons	0.4
FTRs	5.9 million MWh	0.8	7.4 million MWh	2.6
Total		$(2.2)		$4.5

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Volume	Gains (Losses)	Volume	Gains (Losses)
		(Millions of Dollars)		(Millions of Dollars)

Natural Gas	12.3 million Dth	$(6.9)	12.6 million Dth	$5.4
Fuel Oil	1.7 million gallons	—	4.4 million gallons	0.6
FTRs	12.1 million MWh	2.9	13.1 million MWh	9.6
Total		$(4.0)		$15.6

As of June 30, 2015 and December 31, 2014, we posted collateral of $4.4 million and $6.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

The table below shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset	Liability	Asset	Liability
	(Millions of Dollars)

Gross Amount Recognized on the Balance Sheet	$5.9	$7.6	$12.6	$7.3
Gross Amount Not Offset on Balance Sheet (a)	(0.9)	(2.9)	(0.4)	(6.8)
Net Amount	$5.0	$4.7	$12.2	$0.5

(a)	Gross Amount Not Offset on Balance Sheet includes cash collateral posted of $2.0 million and $6.4 million as of June 30, 2015 and December 31, 2014, respectively.

June 2015	17	Wisconsin Electric Power Company

Form 10-Q

7 -- BENEFITS

The components of our net periodic pension and Other Post-Retirement Employee Benefits (OPEB) costs for the three and six months ended June 30 were as follows:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2015	2014	2015	2014
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$3.6	$2.2	$7.3	$4.7
Interest cost	13.1	14.9	26.4	29.7
Expected return on plan assets	(20.8)	(19.8)	(41.8)	(39.6)
Amortization of:
Prior service cost	0.5	0.5	1.0	1.0
Actuarial loss	8.9	6.9	17.9	13.5
Net Periodic Benefit Cost	$5.3	$4.7	$10.8	$9.3

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
Benefit Plan Cost Components	2015	2014	2015	2014
	(Millions of Dollars)
Net Periodic Benefit Cost
Service cost	$2.1	$1.9	$4.5	$4.0
Interest cost	3.3	3.6	6.7	7.2
Expected return on plan assets	(4.0)	(4.1)	(8.0)	(8.1)
Amortization of:
Prior service credit	(0.3)	(0.4)	(0.6)	(0.8)
Actuarial loss	0.3	0.1	0.6	0.1
Net Periodic Benefit Cost	$1.4	$1.1	$3.2	$2.4

We contributed $100.0 million to our qualified pension plan during the first six months of 2015. No such contribution was made during the first six months of 2014.

Postemployment Benefits:   Postemployment benefits provided to former or inactive employees are recognized when an event occurs. The estimated liability for such benefits was $1.8 million as of both June 30, 2015 and December 31, 2014.

June 2015	18	Wisconsin Electric Power Company

Form 10-Q

8 -- SEGMENT INFORMATION

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2015 and 2014 is shown in the following table:

	Reportable Segments
	Electric	Gas	Steam	Total
	(Millions of Dollars)
Three Months Ended

June 30, 2015
Operating Revenues (a)	$813.5	$61.3	$8.2	$883.0
Operating Income	$122.4	$6.4	$(0.1)	$128.7

June 30, 2014
Operating Revenues (a)	$813.7	$83.8	$8.2	$905.7
Operating Income	$135.3	$8.5	$0.4	$144.2

Six Months Ended

June 30, 2015
Operating Revenues (a)	$1,682.4	$259.2	$26.0	$1,967.6
Operating Income	$281.2	$45.1	$7.1	$333.4

June 30, 2014
Operating Revenues (a)	$1,699.5	$406.3	$26.6	$2,132.4
Operating Income	$304.2	$53.9	$7.9	$366.0

(a)	We account for all intersegment revenues at rates established by the PSCW. Intersegment revenues were not material.

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

We have approximately $152.2 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under contracts considered variable interests for the six months ended June 30, 2015 and 2014

June 2015	19	Wisconsin Electric Power Company

Form 10-Q

were $26.8 million and $26.7 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

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

Manufactured Gas Plant Sites:   We have identified several sites at which we or a predecessor company historically owned or operated a manufactured gas plant. These sites have been substantially remediated or are at various stages of investigation, monitoring and remediation. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. Based upon on-going analysis, we estimate that the future costs for detailed site investigation and future remediation costs may range from $6 million to $12 million over the next ten years. This estimate is dependent upon several variables including, among other things, the extent of remediation, changes in technology and changes in regulation. As of June 30, 2015, we have established reserves of $6.5 million related to future remediation costs.

Historically, the PSCW has allowed Wisconsin utilities, including us, to defer the costs spent on the remediation of manufactured gas plant sites, and has allowed for these costs to be recovered in rates over five years. Accordingly, we have recorded a regulatory asset for remediation costs.

11 -- SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2015, we paid $56.2 million in interest, net of amounts capitalized, and paid $20.9 million in income taxes, net of refunds. During the six months ended June 30, 2014, we paid $60.6 million in interest, net of amounts capitalized, and paid $12.0 million in income taxes, net of refunds.

As of June 30, 2015 and 2014, the amount of accounts payable related to capital expenditures was $3.4 million and $3.1 million, respectively.

During the six months ended June 30, 2015 and 2014, our equity in earnings from ATC was $26.4 million and $30.5 million, respectively. During the six months ended June 30, 2015 and 2014, distributions received from ATC were $18.6 million and $25.0 million, respectively.

12 -- MICHIGAN SETTLEMENT

In March 2015, we, along with Wisconsin Energy, entered into an Amended and Restated Settlement Agreement (Amended Agreement) with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections to Wisconsin Energy's acquisition of Integrys these parties raised at the MPSC. The agreement includes the following provisions:

•	The parties to the Amended Agreement agree that the acquisition satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

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

•
Wisconsin Energy commits to invest either through an ownership interest or a purchased power agreement, or to have, if formed, a future Michigan jurisdictional utility invest, in this plant subject to the issuance of a

June 2015	20	Wisconsin Electric Power Company

Form 10-Q

Certificate of Necessity from the MPSC. The costs of this plant would be recovered from Michigan customers.

In addition, in March 2015, we entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

In April 2015, the MPSC approved the acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

13 -- NEW ACCOUNTING PRONOUNCEMENTS

Revenue Recognition:   In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board issued their joint revenue recognition standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers. The guidance is based on the principle that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption for fiscal years and interim periods beginning after December 15, 2016 permitted. The standard can either be applied retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the effects this guidance may have on our consolidated financial statements.

Debt Issuance Costs: In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented on the balance sheet as a reduction to the carrying value of the corresponding debt, rather than as an asset as it is currently presented. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015. The standard requires retrospective application by restating each prior period presented in the financial statements. We are currently assessing the effects this guidance may have on our consolidated financial statements.

June 2015	21	Wisconsin Electric Power Company

Form 10-Q

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Acquisition: On June 29, 2015, our parent company, Wisconsin Energy, completed its acquisition of Integrys and the combined company was renamed WEC Energy Group, Inc. The acquisition was subject to several conditions, including, among others, approval of the shareholders of both Wisconsin Energy and Integrys, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (HSR Act), and the receipt of approvals from various government agencies, including the FERC, FCC, PSCW, ICC, MPSC, and MPUC. The dates these matters were resolved are as follows:

•
On October 24, 2014, the United States Department of Justice closed its review of the transaction with no further action required. In addition, on the same day, the Federal Trade Commission granted early termination of the 30-day waiting period required by the HSR Act.

•
On November 21, 2014, the shareholders of Wisconsin Energy voted to approve the issuance of common stock as contemplated by the Merger Agreement, as well as to amend the restated articles of incorporation to change the name of Wisconsin Energy Corporation to WEC Energy Group, Inc. The shareholders of Integrys approved the adoption of the Merger Agreement at its shareholder meeting held on November 21, 2014.

•	On April 7, 2015, FERC issued an order approving the acquisition.

•	On April 13, 2015, the FCC approved the transfer of certain telecommunication licenses.

•	On April 23, 2015, the MPSC approved the acquisition.

•	On May 21, 2015, the PSCW issued a final written order approving the acquisition.

•	On June 12, 2015, the MPUC approved the acquisition. A final written order was issued on June 25, 2015.

•	On June 24, 2015, the ICC approved the acquisition and issued a final written order.

See Note 2 -- Acquisition in the Notes to Consolidated Condensed Financial Statements for additional information regarding the acquisition.

June 2015	22	Wisconsin Electric Power Company

Form 10-Q

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2015

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the second quarter of 2015 with the second quarter of 2014, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Three Months Ended June 30
	Electric Revenues			MWh
Electric Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$270.4	$(4.6)	$275.0	1,691.9	(88.8)	1,780.7
Small Commercial/Industrial	256.2	(0.4)	256.6	2,132.6	47.4	2,085.2
Large Commercial/Industrial	189.3	26.4	162.9	2,352.9	498.2	1,854.7
Other - Retail	5.1	(0.3)	5.4	33.8	(1.0)	34.8
Total Retail	721.0	21.1	699.9	6,211.2	455.8	5,755.4
Wholesale - Other	21.7	(11.2)	32.9	286.6	(184.7)	471.3
Resale - Utilities	48.9	(7.6)	56.5	1,887.8	404.0	1,483.8
Other Operating Revenues	21.4	(1.6)	23.0	—	—	—
Total	813.0	0.7	812.3	8,385.6	675.1	7,710.5
Electric Customer Choice (a)	0.5	(0.9)	1.4	66.7	(560.8)	627.5
Total, including electric customer choice	$813.5	$(0.2)	$813.7

Weather -- Degree Days (b)
Heating (947 Normal)				934	(42)	976
Cooling (165 Normal)				99	(9)	108

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $0.2 million when compared to the second quarter of 2014. The most significant factors affecting revenues were:

•
Weather - We estimate that our retail revenues for the second quarter of 2015 decreased by approximately $3.6 million due to weather. The second quarter of 2015 was 40.0% cooler than normal, as measured by cooling degree days, while the second quarter of 2014 was 37.6% cooler than normal.

•
Return of the two iron ore mines - On February 1, 2015, the two iron ore mines returned as retail customers. During 2014, these customers were served by an alternative electric supplier pursuant to the electric customer choice program in Michigan. The return of these customers increased retail revenues by approximately $32.1 million. These revenues will not significantly impact earnings because, under an agreement with the PSCW, we are deferring the net revenues (revenues, less fuel and transmission costs) from these customers for the benefit of our Wisconsin retail electric customers.

•	Wholesale revenues - An $11.2 million decrease in wholesale revenues, primarily due to volume and pricing decreases.

•
Resale Utilities - These sales are also known as opportunity sales. The net margin (revenues less fuel costs) on these sales flow to the benefit of our retail electric customers. Revenues decreased in the second quarter of 2015 by $7.6 million compared to the second quarter of 2014 due to lower prices for electricity in the MISO Energy and Operating Reserves Markets (MISO Energy Markets). This decrease was partially offset by increased volumes.

June 2015	23	Wisconsin Electric Power Company

Form 10-Q

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $19.8 million, or 6.7%, when compared to the second quarter of 2014. This decrease was primarily caused by a decrease in natural gas prices as compared to the second quarter of 2014.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the second quarter of 2015 with the second quarter of 2014. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $22.5 million, or 26.8%. Cost of gas sold decreased by $18.2 million, or 36.1%. Our average cost of gas per retail therm decreased 15.1% as compared to the second quarter of 2014.

	Three Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Gas Operating Revenues	$61.3	$(22.5)	$83.8
Cost of Gas Sold	32.2	18.2	50.4
Gross Margin	$29.1	$(4.3)	$33.4

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the second quarter of 2015 with the second quarter of 2014:

	Three Months Ended June 30
	Gross Margin			Therms
Gas Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$19.6	$(2.8)	$22.4	42.8	(13.5)	56.3
Commercial/Industrial	4.9	(1.6)	6.5	24.3	(8.3)	32.6
Interruptible	0.1	—	0.1	0.3	(0.4)	0.7
Total Retail	24.6	(4.4)	29.0	67.4	(22.2)	89.6
Transported Gas	3.8	—	3.8	73.0	(4.6)	77.6
Other Operating	0.7	0.1	0.6	—	—	—
Total	$29.1	$(4.3)	$33.4	140.4	(26.8)	167.2

Weather -- Degree Days (a)
Heating (947 Normal)				934	(42)	976

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $4.3 million, or approximately 12.9%, when compared to the second quarter of 2014. This decrease primarily relates to a decrease in retail sales volumes as a result of warmer weather experienced in 2015. As measured by heating degree days, the second quarter of 2015 was 4.3% warmer than the same period in 2014 and 1.4% warmer than normal.

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $24.4 million, or approximately 7.7%, when compared to the second quarter of 2014. Approximately $6.2 million of this increase relates to increased costs associated with the mines. The remaining balance of this increase is caused by the timing of projects and increased benefit costs.

June 2015	24	Wisconsin Electric Power Company

Form 10-Q

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $4.5 million, or approximately 6.1%, when compared to the second quarter of 2014, primarily because of an overall increase in utility plant in service.

Treasury Grant

During the second quarter of 2015, we recognized $2.2 million of income related to a Section 1603 Renewable Energy Treasury Grant (Treasury Grant) associated with the completion of our biomass plant in November 2013, compared to $3.1 million during the same period in 2014.

For additional information on the Treasury Grant, see Factors Affecting Results, Liquidity and Capital Resources -- Accounting Developments in Item 7 of our 2014 Annual Report on Form 10-K.

Other Income, net

	Three Months Ended June 30
Other Income, net	2015	B (W)	2014
	(Millions of Dollars)

AFUDC - Equity	$1.4	$0.4	$1.0
Gain on Property Sales	—	(4.3)	4.3
Other	2.6	2.0	0.6
Other Income, net	$4.0	$(1.9)	$5.9

Interest Expense, net

	Three Months Ended June 30
Interest Expense	2015	B (W)	2014
	(Millions of Dollars)

Gross Interest Costs	$30.0	$(1.9)	$28.1
Less: Capitalized Interest	0.5	0.1	0.4
Interest Expense, net	$29.5	$(1.8)	$27.7

Our net interest expense increased by $1.8 million, or 6.5%, as compared to the second quarter of 2014, primarily due to higher debt levels. In May 2015, we issued $250 million of long-term debt. The net proceeds were used to repay short-term debt and for general corporate purposes.

Income Tax Expense

For the second quarter of 2015, our effective tax rate was 35.1% compared to 34.4% for the second quarter of 2014. This increase in our effective tax rate was primarily due to to the favorable recognition of a prior year federal tax position during the second quarter of 2014. We expect our 2015 annual effective tax rate to be between 36.0% and 37.0%.

June 2015	25	Wisconsin Electric Power Company

Form 10-Q

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2015

Electric Utility Revenues and Sales

The following table compares electric utility operating revenues and MWh sales by customer class during the first six months of 2015 with the first six months of 2014, including favorable (better (B)) or unfavorable (worse (W)) variances:

	Six Months Ended June 30
	Electric Revenues			MWh
Electric Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Thousands)
Customer Class
Residential	$581.2	$(13.0)	$594.2	3,700.2	(243.1)	3,943.3
Small Commercial/Industrial	515.0	(1.6)	516.6	4,357.8	19.4	4,338.4
Large Commercial/Industrial	364.3	50.2	314.1	4,512.0	864.4	3,647.6
Other - Retail	11.1	(0.4)	11.5	72.8	(1.4)	74.2
Total Retail	1,471.6	35.2	1,436.4	12,642.8	639.3	12,003.5
Wholesale - Other	52.6	(21.1)	73.7	706.6	(369.5)	1,076.1
Resale - Utilities	111.3	(37.0)	148.3	3,992.5	1,065.2	2,927.3
Other Operating Revenues	45.7	7.4	38.3	—	—	—
Total	1,681.2	(15.5)	1,696.7	17,341.9	1,335.0	16,006.9
Electric Customer Choice (a)	1.2	(1.6)	2.8	316.7	(912.0)	1,228.7
Total, including electric customer choice	$1,682.4	$(17.1)	$1,699.5

Weather -- Degree Days (b)
Heating (4,224 Normal)				4,590	(419)	5,009
Cooling (166 Normal)				99	(9)	108

(a) Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

(b) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our electric utility operating revenues decreased by $17.1 million, or 1.0%, when compared to the first six months of 2014. The most significant factors that caused a change in revenues were:

•
Weather - We estimate that our retail revenues during the first six months of 2015 decreased by approximately $15.0 million when compared to the first six months of 2014 because of weather. While the first six months of 2015 were 8.7% colder than normal, as measured by heating degree days, the first six months of 2014 were 19.3% colder than normal. Cooling degree days decreased 8.3% during the first six months of 2015 as compared to the same period in 2014.

•
Return of the two iron ore mines - On February 1, 2015, the two iron ore mines returned as retail customers. During 2014, these customers were served by an alternative electric supplier pursuant to the electric customer choice program in Michigan. The return of these customers increased retail revenues by approximately $55.5 million. These revenues will not significantly impact earnings because, under an agreement with the PSCW, we are deferring the net revenues (revenues, less fuel and transmission costs) from these customers for the benefit of our Wisconsin retail electric customers.

•
Resale Utilities - These sales are also known as opportunity sales. The net margin (revenues less fuel costs) on these sales flow to the benefit of our retail electric customers. During the first six months of 2014, the prices for electricity in the MISO Energy Markets were unusually high because of the extreme cold weather and the high cost of natural gas. During 2015, these prices returned to more normal levels. The revenue decrease associated with the decline in MISO Energy Markets prices was partially offset by increased sales due to increased availability of our generating units in 2015.

•	Wholesale Revenues - We experienced a $21.1 million decrease in wholesale revenues, primarily due to volume and pricing decreases.

June 2015	26	Wisconsin Electric Power Company

Form 10-Q

•
Other Revenues - Other revenues increased by $7.4 million primarily because of the escrow treatment of the SSR revenues in the most recent Wisconsin retail rate case. This was partially offset by the deferral of the net revenues from the mines as described above. We expect this trend to continue throughout 2015. For information on the escrow treatment of the SSR revenues allowed in the 2015 Wisconsin rate case, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

Fuel and Purchased Power

Our fuel and purchased power costs decreased by $41.8 million, or 6.8%, when compared to the first six months of 2014. This decrease was primarily caused by a decrease in natural gas prices as compared to the first six months of 2014.

Gas Utility Revenues, Gross Margin and Therm Deliveries

A comparison follows of gas utility operating revenues, gross margin and gas deliveries during the first six months of 2015 with the first six months of 2014. We believe gross margin is a better performance indicator than revenues because changes in the cost of gas sold flow through to revenue under gas cost recovery mechanisms. Between the comparative periods, total gas operating revenues decreased by $147.1 million, or 36.2%, and cost of gas sold decreased by $132.4 million, or 44.1%, due to a decrease in the cost of delivered gas.

	Six Months Ended June 30
	2015	B (W)	2014
	(Millions of Dollars)

Gas Operating Revenues	$259.2	$(147.1)	$406.3
Cost of Gas Sold	167.7	132.4	300.1
Gross Margin	$91.5	$(14.7)	$106.2

The following table compares gas utility gross margin and natural gas therm deliveries by customer class during the first six months of 2015 with the first six months of 2014:

	Six Months Ended June 30
	Gross Margin			Therms
Gas Utility Operations	2015	B (W)	2014	2015	B (W)	2014
	(Millions of Dollars)			(Millions)
Customer Class
Residential	$61.5	$(9.3)	$70.8	232.8	(24.3)	257.1
Commercial/Industrial	20.0	(5.1)	25.1	127.2	(21.5)	148.7
Interruptible	0.1	(0.1)	0.2	1.7	(0.6)	2.3
Total Retail	81.6	(14.5)	96.1	361.7	(46.4)	408.1
Transported Gas	8.9	(0.1)	9.0	176.9	(10.9)	187.8
Other	1.0	(0.1)	1.1	—	—	—
Total	$91.5	$(14.7)	$106.2	538.6	(57.3)	595.9

Weather -- Degree Days (a)
Heating (4,224 Normal)				4,590	(419)	5,009

(a) As measured at Mitchell International Airport in Milwaukee, Wisconsin. Normal degree days are based upon a 20-year moving average.

Our gas margin decreased by $14.7 million, or approximately 13.8%, when compared to the first six months of 2014. This decrease primarily relates to a decrease in retail sales volumes as a result of warmer weather during the first six months of 2015. We estimate that weather decreased gas margins by approximately $6.1 million. As measured by heating degree days, the first six months of 2015 were 8.4% warmer than the same period in 2014 and 8.7% colder than normal. Gas margins were reduced by approximately $6.9 million because of lower gas rates that became effective January 1, 2015. For more information on this rate order, see Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters.

June 2015	27	Wisconsin Electric Power Company

Form 10-Q

Other Operation and Maintenance Expense

Our other operation and maintenance expense increased by $29.2 million, or approximately 4.4%, when compared to the first six months of 2014. Approximately $10.8 million of this increase relates to increased costs associated with the mines. The remaining balance of this increase was caused by the timing of projects and increased benefit costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased by $9.0 million, or approximately 6.2%, when compared to the first six months of 2014, primarily because of an overall increase in utility plant in service.

Treasury Grant

During the first six months of 2015, we recognized $4.7 million of income related to the Treasury Grant, compared to $6.6 million in the first six months of 2014. For a discussion of the impact of the Treasury Grant on our results of operations, see Results of Operations -- Three Months Ended June 30, 2015 -- Treasury Grant.

Other Income, net

	Six Months Ended June 30
Other Income, net	2015	B (W)	2014
	(Millions of Dollars)

AFUDC - Equity	$2.6	$0.8	$1.8
Gain on Property Sales	—	(4.3)	4.3
Other	3.9	3.3	0.6
Other Income, net	$6.5	$(0.2)	$6.7

Interest Expense, net

	Six Months Ended June 30
Interest Expense	2015	B (W)	2014
	(Millions of Dollars)

Gross Interest Costs	$59.2	$0.1	$59.3
Less: Capitalized Interest	1.0	0.3	0.7
Interest Expense, net	$58.2	$0.4	$58.6

Our net interest expense decreased by $0.4 million, or 0.7%, when compared to the first six months of 2014. This decrease is primarily due to lower average interest rates on long-term debt, partially offset by higher debt levels. In May 2015, we issued $250 million of long-term debt. The net proceeds were used to repay short-term debt and for general corporate purposes.

Income Tax Expense

For the first six months of 2015, our effective tax rate was 36.2% compared to 36.8% for the first six months of 2014. For additional information, see Note G -- Income Taxes in our 2014 Annual Report on Form 10-K. We expect our 2015 annual effective tax rate to be between 36.0% and 37.0%.

June 2015	28	Wisconsin Electric Power Company

Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The following summarizes our cash flows during the six months ended June 30:

	2015	2014
	(Millions of Dollars)
Cash Provided by (Used in)
Operating Activities	$340.6	$518.5
Investing Activities	$(236.7)	$(242.3)
Financing Activities	$(116.7)	$(282.2)

Operating Activities

Cash provided by operating activities decreased by $177.9 million during the first six months of 2015 as compared to the same period in 2014. The decrease is primarily because of a $100.0 million contribution to our qualified pension plan in January 2015. No such contributions were made during the first six months of 2014. A decrease in cash provided by deferred income taxes and investment tax credits also contributed to the decrease in cash provided by operating activities.

Investing Activities

Cash used in investing activities totaled $236.7 million for the first six months of 2015, which was $5.6 million lower than the same period in 2014. Our capital expenditures decreased by $2.9 million during the first six months of 2015 as compared to the same period in 2014.

Financing Activities

Cash used in financing activities was $116.7 million for the first six months of 2015, which was $165.5 million lower than the same period in 2014. We retired $300.0 million of long-term debt during the first six months of 2014. No such retirement was made in 2015. In addition, we paid $120.0 million of dividends on common stock in the first six months of 2015 as compared to $220.0 million during the same period in 2014. Partially offsetting these items was a decrease of our short-term debt levels by $249.1 million during the first six months of 2015, compared to a decrease of $14.1 million during the same period in 2014.

CAPITAL RESOURCES AND REQUIREMENTS

Working Capital

As of June 30, 2015, our current liabilities exceeded our current assets by approximately $85.3 million. We do not expect this to have any impact on our liquidity because we believe we have an adequate back-up line of credit in place for on-going operations. We also have access to the capital markets to finance our construction program and to refinance current maturities of long-term debt if necessary.

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

June 2015	29	Wisconsin Electric Power Company

Form 10-Q

We maintain a bank back-up credit facility that provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes.

As of June 30, 2015, we had approximately $481.9 million of available, undrawn lines under our bank back-up credit facility, and approximately $60.0 million of commercial paper outstanding that was supported by the available lines of credit. During the first six months of 2015, our maximum commercial paper outstanding was $404.0 million with a weighted-average interest rate of 0.23%.

We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. The following table summarizes such facility as of June 30, 2015:

Total Facility	Letters of Credit	Credit Available	Facility Expiration
(Millions of Dollars)

$500.0	$18.1	$481.9	December 2019

This facility has a renewal provision for two one-year extensions, subject to lender approval.

We are the obligor under two series of tax-exempt pollution control refunding bonds in outstanding principal amount of $147 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We issued commercial paper to fund the purchase of the bonds. As of June 30, 2015, the repurchased bonds were still outstanding, but were not reported as long-term debt because they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the bonds and have them remarketed to third parties.

Credit Rating Risk

Access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In May 2015, Moody's Investors Service affirmed our ratings and stable outlook. In June 2015, Standards and Poor's Ratings Services and Fitch Ratings affirmed our ratings and stable outlook.

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

Capital Requirements

Capital Expenditures: Capital requirements during the remainder of 2015 are expected to be principally for upgrading our electric and gas distribution systems. We estimate that we will spend approximately $500 million on capital expenditures for all of 2015.

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

June 2015	30	Wisconsin Electric Power Company

Form 10-Q

Contractual Obligations/Commercial Commitments:   Our total contractual obligations and other commercial commitments were approximately $26.3 billion as of June 30, 2015, compared with $26.8 billion as of December 31, 2014.

See Contractual Obligations/Commercial Commitments in Item 7 of our 2014 Annual Report on Form 10-K for additional information about our commitments.

FACTORS AFFECTING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity and capital resources. The following discussion should be read together with the information under the heading "Factors Affecting Results, Liquidity and Capital Resources" in Item 7 of our 2014 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, WEC Energy Group's PTF strategy, rates and regulatory matters, electric system reliability, environmental matters, legal matters, industry restructuring and competition and other matters.

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

The PSCW order also authorized escrow accounting for SSR revenues because of the uncertainty of the actual revenues we will receive under the PIPP SSR agreements. Under escrow accounting, we will record SSR revenues of $90.7 million a year. If actual SSR payments from MISO exceed $90.7 million a year, the difference will be deferred and returned to customers, with interest, in a future rate case. If actual SSR payments from MISO are less than $90.7 million a year, the difference will be deferred and recovered from customers with interest, in a future rate case. For additional discussion of SSR revenues, see Factors Affecting Results, Liquidity and Capital Resources -- Electric Transmission and Energy Markets -- Michigan Business.

In January 2015, certain parties appealed a portion of the PSCW's final decision adopting the Company's specific rate design changes, including new charges for customer owned generation within its service territory. We believe the appeal is without merit.

Earnings Sharing Agreement: In May 2015, the PSCW approved Wisconsin Energy's acquisition of Integrys subject to the condition of a three-year earnings sharing mechanism for us beginning in 2016. If we earn above our authorized return, 50% of the first 50 basis points of additional utility earnings will be shared with customers and

June 2015	31	Wisconsin Electric Power Company

Form 10-Q

used to pay down our transmission escrow. All utility earnings above the first 50 basis points will be used to pay down the transmission escrow.

See Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding our rates and other regulatory matters.

ELECTRIC TRANSMISSION AND ENERGY MARKETS

Financial Transmission Rights: As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the Locational Marginal Price (LMP) system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to mitigate or eliminate congestion costs through Auction Revenue Rights (ARRs) and FTRs. ARRs are allocated to market participants by MISO and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2015 through May 31, 2016. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

Michigan Business

Michigan Settlement:   On March 12, 2015, we, along with Wisconsin Energy, entered into the Amended Agreement with the Attorney General of the State of Michigan, the Staff of the MPSC, and Tilden Mining Company and Empire Iron Mining Partnership to resolve all objections these parties raised at the MPSC to Wisconsin Energy’s acquisition of Integrys. The Amended Agreement includes the following provisions:

•	The parties to the Amended Agreement agree that the acquisition satisfies the applicable requirements under Michigan law and should be approved by the MPSC.

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

•
Wisconsin Energy commits to invest either through an ownership interest or a purchased power agreement, or to have, if formed, a future Michigan jurisdictional utility invest, in this plant subject to the issuance of a Certificate of Necessity from the MPSC. The costs of this plant would be recovered from Michigan customers.

In addition, on March 12, 2015, we entered into a special contract with each of the mines to provide full requirements electric service through December 31, 2019.

On April 23, 2015, the MPSC approved the acquisition of Integrys, the Amended Agreement and the special contracts with the two mines.

See Factors Affecting Results, Liquidity and Capital Resources - Industry Restructuring and Competition in Item 7 of our 2014 Annual Report on Form 10-K for additional information regarding the impact of industry restructuring in Michigan, as well as information regarding other restructuring matters and MISO.

ENVIRONMENTAL MATTERS

Air Quality

Sulfur Dioxide Standard: The United States Environmental Protection Agency (EPA) issued a new 1-Hour Sulfur Dioxide (SO2) National Ambient Air Quality Standards (NAAQS) that became effective in August 2010. This standard represents a significant change from the previous SO2 standard, and NAAQS in general, since attainment designations were to be based primarily on modeling rather than monitoring. Typically, attainment designations are based on monitored data. In May 2014, the EPA issued the proposed Data Requirements Rule that would establish procedures and timelines for implementation of the standard. The proposed rule describes the EPA's plans for allowing the states to use either monitoring or modeling to make designations.

June 2015	32	Wisconsin Electric Power Company

Form 10-Q

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

On March 2, 2015, a Federal Court in the Northern District of California entered a consent decree relating to the implementation of the revised 1-Hour SO2 standard that Sierra Club and EPA had agreed upon in May 2014. This consent decree has 1-Hour SO2 implementation dates that are sooner than the proposed Data Requirements Rule. The EPA has not yet indicated how, in light of this consent decree, the Data Requirements Rule will be finalized.

We believe our fleet is well positioned to meet this regulation once it is finalized. If PIPP is still operating in the 2020-2022 timeframe, it may need additional SO2 reductions or other operational limits in order to comply with the standard. We are currently working closely with the state of Michigan as they determine the attainment status of the Marquette area and the effect, if any, on PIPP.

Mercury and Other Hazardous Air Pollutants:  In December 2011, the EPA issued the final Mercury and Air Toxics Standards (MATS) rule, which imposes stringent limitations on numerous hazardous air pollutants, including mercury, from coal and oil-fired electric generating units. Only PIPP will require modifications. We are currently working on the addition of a dry sorbent injection system for further control of mercury and acid gases at the plant to comply with MATS. In April 2013, we received a one year MATS compliance extension for PIPP through April 16, 2016 from the Michigan Department of Environmental Quality (MDEQ).

In addition, both Wisconsin and Michigan have mercury rules that require a 90% reduction of mercury, and compliance with those rules will no longer be required after the compliance date for MATS.

The Supreme Court recently ruled on a challenge to the MATS rule and remanded the case back to the DC Circuit Court of Appeals for further proceedings.  At this time, it is too early to determine what effect, if any, this ruling will have on our compliance plans.  If the rule is stayed or revoked, the Wisconsin and Michigan mercury rules will take effect again.

Climate Change:  On August 3, 2015, the EPA issued final guidelines relating to greenhouse gas (GHG) emissions from existing generating units, and published final performance standards for modified and reconstructed generating units and new fossil fueled power plants.  The final guidelines for existing fossil generating units seek to attain state-specific GHG rate limits by 2030, and require states to submit plans as early as September 2016. States requesting an extension would be required to submit final plans by September 2018, either alone or in cooperation with other states. States will be required to meet interim goals over the period from 2022 through 2029, and a final goal in 2030, with the goal of reducing nationwide GHG emissions by 32% from 2005 levels.  The rule is seeking aggressive GHG reductions in Wisconsin and Michigan.  The proposed program consists of building blocks that include a combination of power plant efficiency improvements, increased reliance on combined cycle gas units, and adding new renewable energy resources.

We are in the process of reviewing the final guidelines for existing generating units to determine the potential impacts to our operations, but these guidelines could result in significant additional compliance costs, including capital expenditures, impact how we operate our existing fossil fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.  In addition, several states have indicated that they intend to challenge these new rules, and any state compliance plans that are developed could be subject to change based upon the outcome of this litigation.

June 2015	33	Wisconsin Electric Power Company

Form 10-Q

Water Quality

Clean Water Act:   Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The EPA finalized rules for new facilities (Phase I) in 2001. The EPA issued a final existing facilities rule that became effective in October 2014. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the Oak Creek expansion units, which were permitted under the Phase I rules.

The existing facilities rule allows facility owners to select from seven options available to meet the impingement mortality (IM) reduction standard. BTA determinations will be made over the next several years by the WDNR and MDEQ, subject to EPA oversight, when facility permits are reissued. Based upon our assessment, we believe that existing technologies at our generating facilities, except for VAPP, satisfy the IM BTA standard. By late August 2015, fish protection screens are scheduled to be installed at VAPP Unit 2 that will meet the IM BTA standard. The same type of screens are scheduled to be installed on VAPP Unit 1 starting in September 2016.

The BTA determinations for entrainment mortality (EM) reduction will be made by the WDNR and MDEQ on a case-by-case basis. The new rule requires state permitting agencies to determine EM BTA on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our proposed intake modification at VAPP. BTA determinations for EM will be made in future permit reissuances for Port Washington Generating Station, Pleasant Prairie Power Plant, PIPP and Oak Creek Power Plant Units 5-8. With the exception of Pleasant Prairie, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these facilities.

During 2015-2017, we plan to complete studies and evaluate options to address the EM BTA requirements at PIPP.  We have evaluated the 316(b) rule requirements related to retirements. The new rule allows the EM BTA requirements to be waived in cases of pending facility retirements. Based on recent discussions with the MDEQ, if we submit a signed certification with our next National Pollutant Discharge Elimination System permit application that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), then the EM BTA requirements will be waived. Therefore, because PIPP meets the IM BTA requirement, if these units are retired as described above, we believe no capital or operation and maintenance costs for 316(b) compliance will be required.

Paris Generating Station: In November 2014, the WDNR reissued the Wisconsin Pollutant Discharge Elimination System (WPDES) permit for the Paris Generating Station. We believe that the WDNR imposed unreasonable permit conditions with respect to temperature monitoring, the control of water treatment additive and phosphorus discharges.

To address these permit conditions, we filed a petition for a contested case hearing with the WDNR in January 2015. On the same day, we also filed a request to be covered by the statewide phosphorus variance to address one of our concerns with the permit.

We have since reached an agreement with the WDNR with respect to the permit conditions for temperature monitoring and for restrictions related to the use of a water treatment additive. In March 2015, the WDNR issued a final WPDES permit with agreed upon modifications and we withdrew our petition for a contested case hearing.

On July 7, 2015, the Milwaukee County Circuit Court entered a stipulation and Order for Judgment between the WDNR and Wisconsin Department of Justice.  This order resolves the litigation by allowing us to maintain the ability to apply for and be covered by the statewide phosphorus variance.

Land Quality

New Coal Combustion Products Regulation:   On April 17, 2015, the Hazardous and Solid Waste Management System; Disposal of Coal Combustion Residuals From Electric Utilities final rule was entered into the Federal Register. The final rule regulates the disposal of coal combustion residuals as a non-hazardous waste. We do not believe the final rule will have a significant impact on our financial position or operating results because we currently have a program of beneficial utilization for substantially all of our coal combustion products. If needed, we have landfill capacity that meets the rule requirements for our remaining coal combustion product sources.

June 2015	34	Wisconsin Electric Power Company

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

RATES AND REGULATORY MATTERS

Rate Matters: See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Results, Liquidity and Capital Resources -- Rates and Regulatory Matters in Part I of this report for information concerning rate matters in the jurisdictions where we do business.

June 2015	35	Wisconsin Electric Power Company

Form 10-Q

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2014. See Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 6. EXHIBITS

Exhibit No.

4	Instruments Defining the Rights of Security Holders

4.1
Securities Resolution No. 15 of Wisconsin Electric, dated as of May 14, 2015, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric and U.S. Bank National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric's 05/20/2015 Form 8-K.)

10	Material Contracts

10.1	Terms and Conditions for July 31, 2015 Special Restricted Stock Award. (Exhibit 10.1 to WEC Energy Group's 06/30/2015 Form 10-Q.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

June 2015	36	Wisconsin Electric Power Company

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/STEPHEN P. DICKSON
Date:	August 5, 2015	Stephen P. Dickson, Vice President and Controller, Principal Accounting Officer and duly authorized officer

June 2015	37	Wisconsin Electric Power Company