Form 10-Q
period 2016-06-30
WISCONSIN ELECTRIC POWER CO
filed 2016-08-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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
June 30, 2016

All of the common stock of Wisconsin Electric Power Company is owned by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

06/30/2016 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
WBS	WEC Business Services LLC
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAIR	Clean Air Interstate Rule
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Btu	British Thermal Units
Dth	Dekatherm (One Dth equals one million Btu)
MW	Megawatt (One MW equals one million Watts)
MWh	Megawatt-hour

Other Terms and Abbreviations
ALJ	Administrative Law Judge
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
PIPP	Presque Isle Power Plant
ROE	Return on Equity
Supreme Court	United States Supreme Court
VAPP	Valley Power Plant

06/30/2016 Form 10-Q	ii	Wisconsin Electric Power Company

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

•
The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and adjustments to our and/or ATC's ROE, and other regulatory decisions impacting our regulated operations;

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

06/30/2016 Form 10-Q	1	Wisconsin Electric Power Company

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

•
The terms and conditions of the governmental and regulatory approvals of Wisconsin Energy Corporation's acquisition of Integrys that could reduce anticipated benefits and the ability to successfully integrate the operations of the combined company;

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

06/30/2016 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2016	2015	2016	2015
Operating revenues	$877.2	$883.0	$1,852.7	$1,967.6

Operating expenses
Cost of sales	284.3	306.1	620.7	739.5
Other operation and maintenance	336.2	343.2	684.4	685.6
Depreciation and amortization	80.8	75.6	161.2	150.3
Property and revenue taxes	29.0	29.4	58.0	58.8
Total operating expenses	730.3	754.3	1,524.3	1,634.2

Operating income	146.9	128.7	328.4	333.4

Equity in earnings of transmission affiliate	11.4	12.2	26.1	26.4
Other income, net	3.2	4.0	6.2	6.5
Interest expense	29.4	29.5	58.5	58.2
Other expense	(14.8)	(13.3)	(26.2)	(25.3)

Income before income taxes	132.1	115.4	302.2	308.1
Income tax expense	49.2	40.5	111.7	111.5
Net income	82.9	74.9	190.5	196.6

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$82.6	$74.6	$189.9	$196.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2016	December 31, 2015
Assets
Property, plant, and equipment
In service	$11,032.4	$10,917.1
Accumulated depreciation	(3,539.7)	(3,461.9)
	7,492.7	7,455.2
Construction work in progress	159.6	170.6
Leased facilities, net	2,104.3	2,141.7
Net property, plant, and equipment	9,756.6	9,767.5
Investments
Equity investment in transmission affiliate	394.8	382.2
Other	0.3	0.3
Total investments	395.1	382.5
Current assets
Cash and cash equivalents	8.5	27.1
Accounts receivable and unbilled revenues, net of reserves of $41.9 and $43.0, respectively	459.3	461.4
Accounts receivable from related parties	51.2	41.1
Materials, supplies, and inventories	263.0	301.6
Prepayments	179.5	171.8
Other	14.8	19.6
Total current assets	976.3	1,022.6
Deferred charges and other assets
Regulatory assets	1,927.5	1,855.9
Other	94.4	111.1
Total deferred charges and other assets	2,021.9	1,967.0
Total assets	$13,149.9	$13,139.6

Capitalization and liabilities
Capitalization
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	$332.9	$332.9
Additional paid in capital	1,016.8	999.7
Retained earnings	2,201.4	2,231.4
Preferred stock	30.4	30.4
Long-term debt	2,660.0	2,658.8
Capital lease obligations	2,764.0	2,692.5
Total capitalization	9,005.5	8,945.7
Current liabilities
Current portion of capital lease obligations	41.0	123.6
Short-term debt	146.5	144.0
Subsidiary note payable to WEC Energy Group	17.1	19.6
Accounts payable	251.6	286.4
Accounts payable to related parties	127.4	95.7
Accrued payroll and benefits	47.9	87.5
Other	109.6	115.7
Total current liabilities	741.1	872.5
Deferred credits and other liabilities
Regulatory liabilities	799.1	741.2
Deferred income taxes	2,229.0	2,110.0
Pension and OPEB obligations	159.9	210.9
Other	215.3	259.3
Total deferred credits and other liabilities	3,403.3	3,321.4

Commitments and contingencies (Note 13)

Total capitalization and liabilities	$13,149.9	$13,139.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2016	2015
Operating Activities
Net income	$190.5	$196.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	165.1	158.7
Deferred income taxes and investment tax credits, net	113.4	40.0
Contributions and payments related to pension and OPEB plans	(4.6)	(104.4)
Equity income in transmission affiliate, net of distributions	(8.1)	(7.8)
Payments for liabilities transferred to WBS	(107.0)	—
Change in –
Accounts receivable and unbilled revenues	(8.1)	33.7
Materials, supplies, and inventories	38.6	28.5
Other current assets	24.7	13.5
Accounts payable	(3.9)	(11.2)
Accrued taxes, net	(13.8)	52.9
Other current liabilities	(10.4)	(33.2)
Other, net	(40.3)	(26.7)
Net cash provided by operating activities	336.1	340.6

Investing Activities
Capital expenditures	(191.9)	(234.8)
Capital contributions to transmission affiliate	(4.6)	(2.3)
Proceeds from the sale of assets	31.7	—
Proceeds from assets transferred to WBS	13.1	—
Other, net	1.0	0.4
Net cash used in investing activities	(150.7)	(236.7)

Financing Activities
Dividends paid on common stock	(220.0)	(120.0)
Dividends paid on preferred stock	(0.6)	(0.6)
Issuance of long-term debt	—	250.0
Change in short-term debt	2.5	(246.8)
Repayment of subsidiary note to WEC Energy Group	(2.5)	(2.3)
Other, net	16.6	3.0
Net cash used in financing activities	(204.0)	(116.7)

Net change in cash and cash equivalents	(18.6)	(12.8)
Cash and cash equivalents at beginning of period	27.1	24.0
Cash and cash equivalents at end of period	$8.5	$11.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2016 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2015. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of expected results for 2016 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

Reclassifications

On the income statements for the three and six months ended June 30, 2015, we reclassified $2.2 million and $4.7 million, respectively, from treasury grant to depreciation and amortization. This reclassification was made to be consistent with the current year presentation.

On the statement of cash flows for the six months ended June 30, 2015, we reclassified $0.9 million from depreciation and amortization to other operating activities. In addition, we reclassified $4.4 million of non-qualified pension and OPEB contributions from other operating activities to contributions and payments related to pension and OPEB plans on the statement of cash flows for the six months ended June 30, 2015. We also reclassified $9.4 million from cost of removal, net of salvage to capital expenditures on the statement of cash flows for the six months ended June 30, 2015. These reclassifications were made to be consistent with the current period presentation.

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation. See Note 10, Segment Information, for more information on our business segments.

NOTE 2—DISPOSITIONS

Utility Segment – Sale of Milwaukee County Power Plant

In April 2016, we sold the MCPP steam generation and distribution assets, located in Wauwatosa, Wisconsin. MCPP primarily provides steam to the Milwaukee Regional Medical Center hospitals and other campus buildings. During the second quarter of 2016, we recorded a pre-tax gain on the sale of $10.9 million ($6.5 million after tax), which is netted in other operation and maintenance on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations of this plant remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

06/30/2016 Form 10-Q	6	Wisconsin Electric Power Company

NOTE 3—COMMON EQUITY

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 4—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2016	December 31, 2015
Commercial paper
Amount outstanding	$146.5	$144.0
Weighted-average interest rate on amounts outstanding	0.51%	0.70%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2016, was $111.8 million with a weighted-average interest rate during the period of 0.49%.

As of June 30, 2016, our subsidiary had a $17.1 million note payable to WEC Energy Group with a weighted-average interest rate of 5.04%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility:

(in millions)	Maturity	June 30, 2016
Revolving credit facility	December 2020	$500.0
Total short-term credit capacity		$500.0

Less:
Letters of credit issued inside credit facility		$26.0
Commercial paper outstanding		146.5

Available capacity under existing agreement		$327.5

NOTE 5—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2016	December 31, 2015
Materials and supplies	$150.8	$151.1
Fossil fuel	92.5	110.5
Natural gas in storage	19.7	40.0
Total	$263.0	$301.6

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2016 Form 10-Q	7	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$4.1	$1.1	$—	$5.2
FTRs	—	—	7.5	7.5
Petroleum products contracts	0.4	—	—	0.4
Coal contracts	—	1.3	—	1.3
Total derivative assets	$4.5	$2.4	$7.5	$14.4

Derivative liabilities
Natural gas contracts	$0.2	$—	$—	$0.2
Petroleum products contracts	1.3	—	—	1.3
Coal contracts	—	8.6	—	8.6
Total derivative liabilities	$1.5	$8.6	$—	$10.1

06/30/2016 Form 10-Q	8	Wisconsin Electric Power Company

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$—	$—	$0.5
FTRs	—	—	1.6	1.6
Petroleum products contracts	1.2	—	—	1.2
Coal contracts	—	2.0	—	2.0
Total derivative assets	$1.7	$2.0	$1.6	$5.3

Derivative liabilities
Natural gas contracts	$9.2	$0.2	$—	$9.4
Petroleum products contracts	4.4	—	—	4.4
Coal contracts	—	7.6	—	7.6
Total derivative liabilities	$13.6	$7.8	$—	$21.4

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Balance at the beginning of the period	$0.6	$3.3	$1.6	$7.0
Purchases	8.1	3.9	8.1	3.9
Settlements	(1.2)	(3.6)	(2.2)	(7.3)
Balance at the end of the period	$7.5	$3.6	$7.5	$3.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.7	$30.4	$27.3
Long-term debt	2,660.0	3,085.0	2,658.8	2,888.2

Due to the short-term nature of cash and cash equivalents, net accounts receivable, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The fair value of our preferred stock is estimated based on the quoted market value for the same issue, or by using a perpetual dividend discount model. The fair value of our long-term debt is estimated based upon the quoted market value for the same or similar issues. The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

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

06/30/2016 Form 10-Q	9	Wisconsin Electric Power Company

The following table shows our derivative assets and derivative liabilities:

	June 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$4.9	$0.2	$0.5	$8.1
Petroleum products contracts	0.3	1.3	0.9	3.3
Coal contracts	1.3	7.1	1.7	3.4
FTRs	7.5	—	1.6	—
Total other current *	14.0	8.6	4.7	14.8

Other long-term
Natural gas contracts	0.3	—	—	1.3
Petroleum products contracts	0.1	—	0.3	1.1
Coal contracts	—	1.5	0.3	4.2
Total other long-term *	0.4	1.5	0.6	6.6
Total	$14.4	$10.1	$5.3	$21.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and gains (losses) were as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	9.6 Dth	$(4.8)	5.9 Dth	$(3.1)
Petroleum products contracts	2.6 gallons	(0.8)	0.8 gallons	0.1
FTRs	5.7 MWh	0.5	5.9 MWh	0.8
Total		$(5.1)		$(2.2)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	20.2 Dth	$(12.0)	12.3 Dth	$(6.9)
Petroleum products contracts	4.2 gallons	(1.5)	1.7 gallons	—
FTRs	10.9 MWh	2.3	12.1 MWh	2.9
Total		$(11.2)		$(4.0)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2016, and December 31, 2015, we had posted cash collateral of $1.6 million and $14.9 million, respectively, in our margin accounts. These amounts are recorded on the balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on the balance sheet:

	June 30, 2016		December 31, 2015
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$14.4	$10.1	$5.3	$21.4
Gross amount not offset on the balance sheet *	(1.6)	(1.6)	(0.7)	(13.5)
Net amount	$12.8	$8.5	$4.6	$7.9

*	Includes cash collateral posted of $12.8 million at December 31, 2015. There was no cash collateral included at June 30, 2016.

06/30/2016 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 8—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Service cost	$2.5	$3.6	$5.2	$7.3
Interest cost	12.3	13.1	24.9	26.4
Expected return on plan assets	(19.4)	(20.8)	(38.8)	(41.8)
Amortization of prior service cost	0.4	0.5	0.8	1.0
Amortization of net actuarial loss	8.2	8.9	16.2	17.9
Net periodic benefit cost	$4.0	$5.3	$8.3	$10.8

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Service cost	$3.5	$2.1	$3.6	$4.5
Interest cost	4.7	3.3	6.6	6.7
Expected return on plan assets	(5.8)	(4.0)	(7.0)	(8.0)
Amortization of prior service credit	(0.2)	(0.3)	(0.5)	(0.6)
Amortization of net actuarial loss	0.3	0.3	0.5	0.6
Net periodic benefit cost	$2.5	$1.4	$3.2	$3.2

We did not make any contributions to our qualified pension plans during the first six months of 2016. During the six months ended June 30, 2016, we made payments of $3.1 million related to our non-qualified pension plans and $1.5 million to our OPEB plans. We expect to make payments of $2.1 million related to our pension plans and $3.4 million related to our OPEB plans during the remainder of 2016, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 9—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

We own approximately 23% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. The following table shows changes to our investment in ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Balance at beginning of period	$394.3	$379.0	$382.2	$372.9
Add: Earnings from equity method investment	11.4	12.2	26.1	26.4
Add: Capital contributions	1.1	1.2	4.6	2.3
Less: Distributions received	12.0	9.4	18.0	18.6
Less: Other	—	0.1	0.1	0.1
Balance at end of period	$394.8	$382.9	$394.8	$382.9

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, for which we are reimbursed by ATC. We are required to pay the cost of needed transmission infrastructure upgrades for new generation projects while the projects are under construction. ATC reimburses us for these costs when the new generation is placed in service.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Charges to ATC for services and construction	$2.4	$2.5	$4.5	$5.0
Charges from ATC for network transmission services	63.3	59.6	126.6	119.2

06/30/2016 Form 10-Q	11	Wisconsin Electric Power Company

Our balance sheets included the following receivables and payables related to ATC:

(in millions)	June 30, 2016	December 31, 2015
Accounts receivable
Services provided to ATC	$0.9	$0.6
Accounts payable
Services received from ATC	21.1	19.9

Summarized financial data for ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Income statement data
Revenues	$154.3	$165.1	$318.5	$317.5
Operating expenses	81.7	80.3	160.8	160.3
Other expense	23.7	24.2	47.7	48.6
Net income	$48.9	$60.6	$110.0	$108.6

(in millions)	June 30, 2016	December 31, 2015
Balance sheet data
Current assets	$83.9	$80.5
Noncurrent assets	4,104.6	3,948.3
Total assets	$4,188.5	$4,028.8

Current liabilities	$382.5	$330.3
Long-term debt	1,791.0	1,790.7
Other noncurrent liabilities	293.8	245.0
Shareholders' equity	1,721.2	1,662.8
Total liabilities and shareholders' equity	$4,188.5	$4,028.8

NOTE 10—SEGMENT INFORMATION

During the second quarter of 2016, we reorganized our business segments to reflect our new internal organization and management structure. All prior period amounts impacted by this change were reclassified to conform to the new presentation.
We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2016, we reported two segments, which are described below.
Our utility segment includes our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in southeastern (including metropolitan Milwaukee), east central, and northern Wisconsin and the Upper Peninsula of Michigan. Our electric utility operations also include our steam operations which produce, distribute, and sell steam to space heating and processing customers in metropolitan Milwaukee, Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in our three service areas within southeastern, east central, and northern Wisconsin.
The other segment includes our approximate 23% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions, and Bostco, our non-utility subsidiary, that develops and invests in real estate.

06/30/2016 Form 10-Q	12	Wisconsin Electric Power Company

The following tables show summarized financial information concerning our reportable segments for the three and six months ended June 30, 2016 and 2015:

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended June 30, 2016
Operating revenues	$877.2	$—	$877.2
Other operation and maintenance	336.2	—	336.2
Depreciation and amortization	80.8	—	80.8
Operating income	146.9	—	146.9
Equity in earnings of transmission affiliate	—	11.4	11.4
Interest expense	29.1	0.3	29.4

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended June 30, 2015
Operating revenues	$883.0	$—	$883.0
Other operation and maintenance	343.2	—	343.2
Depreciation and amortization	75.6	—	75.6
Operating income	128.7	—	128.7
Equity in earnings of transmission affiliate	—	12.2	12.2
Interest expense	29.2	0.3	29.5

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Six Months Ended June 30, 2016
Operating revenues	$1,852.7	$—	$1,852.7
Other operation and maintenance	684.4	—	684.4
Depreciation and amortization	161.2	—	161.2
Operating income	328.4	—	328.4
Equity in earnings of transmission affiliate	—	26.1	26.1
Interest expense	58.0	0.5	58.5

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Six Months Ended June 30, 2015
Operating revenues	$1,967.6	$—	$1,967.6
Other operation and maintenance	685.6	—	685.6
Depreciation and amortization	150.3	—	150.3
Operating income	333.4	—	333.4
Equity in earnings of transmission affiliate	—	26.4	26.4
Interest expense	57.5	0.7	58.2

NOTE 11—VARIABLE INTEREST ENTITIES

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

06/30/2016 Form 10-Q	13	Wisconsin Electric Power Company

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

American Transmission Company

We own approximately 23% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but that consolidation is not required since we are not ATC's primary beneficiary. We do not have the power to direct the activities that most significantly impact ATC's economic performance. We account for ATC as an equity method investment. See Note 9, Investment in American Transmission Company, for more information.

The significant assets and liabilities related to ATC recorded on our balance sheets included our equity investment and accounts payable. At June 30, 2016 and December 31, 2015, our equity investment was $394.8 million and $382.2 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had $21.1 million and $19.9 million of accounts payable due to ATC at June 30, 2016 and December 31, 2015, respectively, for network transmission services.

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

We have approximately $107.9 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the six months ended June 30, 2016 and 2015 were $26.9 million and $26.8 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 12—RELATED PARTIES

We and our consolidated subsidiary, Bostco, routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other entities in which we have material interests.

Bostco has a note payable to our parent company, WEC Energy Group. At June 30, 2016 and December 31, 2015, the balance of this note payable was $17.1 million and $19.6 million, respectively.

06/30/2016 Form 10-Q	14	Wisconsin Electric Power Company

The following table shows activity associated with our related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Lease agreements
Lease payments to W.E. Power, LLC (1)	$110.0	$104.3	$217.4	$204.6
Construction work in progress billed to W.E. Power, LLC	16.4	1.8	17.7	13.9

Transactions with WBS
Billings to WBS (2)	53.1	—	109.8	—
Billings from WBS (3)	62.2	—	225.6	—

Transactions with WG
Natural gas purchases from WG	1.3	1.3	2.7	2.7
Services received from WG	5.6	5.9	10.5	11.5
Services provided to WG	15.8	20.3	29.9	40.2

(1)	We make lease payments to W.E. Power, LLC, another subsidiary of WEC Energy Group, for Port Washington Generating Station Units 1 and 2 and Oak Creek Expansion Units 1 and 2.

(2)	Included in the amount of billings to WBS, for the three and six months ended June 30, 2016, was $3.2 million and $13.1 million, respectively, for the transfer of certain software to WBS.

(3)
Included in the amount of billings from WBS, for the six months ended June 30, 2016, was $107.0 million for the transfer of certain benefit-related liabilities to WBS. There were no transfers of liabilities to WBS during the three months ended June 30, 2016.

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Energy Related Purchased Power Agreements

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2016, were $10,442.2 million.

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

In March 2015, a federal court entered a consent decree between the EPA and the Sierra Club and others agreeing to specific actions related to implementing the revised standard for areas containing large sources emitting above a certain threshold level of SO2. The consent decree required the EPA to complete attainment designations for certain areas with large sources by no later than July 2016.

06/30/2016 Form 10-Q	15	Wisconsin Electric Power Company

SO2 emissions from PIPP are above the consent decree emission threshold, which means that the Marquette area required action earlier than would otherwise have been required under the revised NAAQS. However, we were able to show through modeling that the area should be designated as attainment. Based upon this modeling, the state of Michigan recommended to the EPA that the Marquette area be designated as attainment. In July 2016, the EPA finalized its recommendation and published a notice in the Federal Register designating Marquette County, Michigan, as unclassified/attainment, effective in September 2016.

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

Mercury and Other Hazardous Air Pollutants

In December 2011, the EPA issued the final MATS rule, which imposes stringent limitations on emissions of mercury and other hazardous air pollutants from coal and oil-fired electric generating units beginning in April 2015. In addition, both Wisconsin and Michigan have state mercury rules that require a 90% reduction of mercury; however, these rules are not in effect as long as MATS is in place. In June 2015, the Supreme Court ruled on a challenge to the MATS rule and remanded the case back to the D.C. Circuit Court of Appeals, ruling that the EPA failed to appropriately consider the cost of the regulation. The MATS rule remains in effect until the D.C. Circuit Court of Appeals takes action on the EPA's April 2016 updated cost evaluation.

We believe that our fleet is well positioned to comply with this regulation. In April 2013, we received a one year MATS compliance extension from the MDEQ for PIPP through April 2016. The addition of a dry sorbent injection system for further control of mercury and acid gases at PIPP was placed into service in March 2016, and PIPP is now in compliance with MATS.

Climate Change

In 2015, the EPA issued the Clean Power Plan, a final rule regulating GHG emissions from existing generating units, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the final rule for existing fossil-fueled generating units, numerous states (including Wisconsin and Michigan), trade associations, and private parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the rule until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that review is sought, at the Supreme Court. In addition, in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

The final rule for existing fossil-fueled generating units seeks to achieve state-specific GHG emission reduction goals by 2030, and would have required states to submit plans by September 6, 2016. States submitting initial plans and requesting an extension would have been required to submit final plans by September 2018, either alone or in conjunction with other states. The timelines for the 2022 through 2029 interim goals and the 2030 final goal for states, as well as all other aspects of the rule, may be changed due to the stay and subsequent legal proceedings.

The goal of the final rule is to reduce nationwide GHG emissions by 32% from 2005 levels. The rule is seeking GHG emission reductions in Wisconsin and Michigan of 41% and 39%, respectively, below 2012 levels by 2030. Interim goals starting in 2022 would require states to achieve about two-thirds of the 2030 required reduction. The building blocks used by the EPA to determine each state's emission reduction requirements include a combination of improving power plant efficiency, increasing reliance on combined cycle natural gas units, and adding new renewable energy resources. We are in the process of reviewing the final rule for existing fossil-fueled generating units to determine the potential impacts to our operations. The rule could result in significant additional

06/30/2016 Form 10-Q	16	Wisconsin Electric Power Company

compliance costs, including capital expenditures, could impact how we operate our existing fossil-fueled power plants and biomass facility, and could have a material adverse impact on our operating costs.

Draft Federal Plan and Model Trading Rules were also published in October 2015 for use in developing state plans or for use in states where a plan is not submitted or approved. In December 2015, the state of Wisconsin submitted petitions for reconsideration of the EPA's final standards for existing, as well as new, modified, and reconstructed generating units. A petition for reconsideration of the EPA's final standards for existing generating units was also submitted jointly by the Wisconsin utilities. Among other things, the petitions narrowly ask the EPA to consider revising the state goal for existing units to reflect the 2013 retirement of the Kewaunee Power Station, which could lower the state's carbon dioxide equivalent reduction goal by about 10%. In May 2016, the EPA denied the state of Wisconsin's petition for reconsideration related to new, modified, and reconstructed generating units, except that the EPA deferred the portion related to the treatment of biomass. In addition, the EPA has not issued decisions yet regarding the above referenced petitions for reconsideration of the final EPA standards for existing generating units. In December 2015, Michigan state agencies announced modeling results that suggest that the state will be able to meet existing source requirements until 2025, based on planned coal plant retirements, along with a continuation of state renewable standards and current levels of energy efficiency.

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

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for VAPP Unit 1, satisfy the IM BTA requirements. For VAPP Unit 2, a project to install fish protection screens to meet the IM BTA standard was completed in 2015. The same types of screens are scheduled to be installed on VAPP Unit 1 starting in the third quarter of 2016.

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

During 2016–2018, we will be completing studies and evaluating options to address the EM BTA requirements at our plants. With the exception of Pleasant Prairie Power Plant (which has existing cooling towers that meet EM BTA requirements), and VAPP, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at our facilities. In addition, the rule allows the EM BTA requirements to be waived in cases of pending facility retirements, which we are currently considering for PIPP. Based on discussions with the MDEQ, if we submit a signed certification with our next National Pollutant Discharge Elimination System permit application stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), we believe the EM BTA requirements will be waived. Entrainment studies are currently underway at PIPP.

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

06/30/2016 Form 10-Q	17	Wisconsin Electric Power Company

Pleasant Prairie facilities. The rule also requires dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications will be required at Oak Creek Units 7 and 8, the Pleasant Prairie units, and the PIPP units. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $70 million to $95 million for these advanced treatment and bottom ash transport systems.

Valley Power Plant Wisconsin Pollutant Discharge Elimination System Permit

The WDNR issued a Wisconsin Pollutant Discharge Elimination System (WPDES) permit for VAPP that became effective in January 2013. The permit contains several additional requirements including effluent toxicity testing and monitoring for additional parameters (phosphorous, mercury, and ammonia-nitrogen), and a new heat addition limit from the cooling water discharges that all took effect immediately. Other long-term compliance requirements include thermal discharge studies, phosphorous evaluation and feasibility for reduction, mercury minimization planning, and the installation of new cooling water intake fish protection screens. Installation of wedge wire screens for fish protection on the VAPP Unit 2 cooling water intake structure was completed in 2015. An identical modification for VAPP Unit 1 is scheduled to begin in 2016. We are also working on updating the WPDES permit to reflect acceptance of VAPP process wastewater by the Milwaukee Metropolitan Sewage District, which addresses the permit conditions for phosphorous, mercury, and ammonia-nitrogen.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2016	December 31, 2015
Regulatory assets	$17.0	$16.9
Reserves for future remediation	5.6	5.6

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

Consent Decree

In April 2003, we entered into a Consent Decree with the EPA, in which we agreed to significantly reduce air emissions from our coal-fired power plants. Under the terms of the Consent Decree, we could request its termination after December 31, 2015. We made this termination request in March 2016. In July 2016, the United States informed us that neither the EPA nor the State of Michigan objected to the termination request. We, along with the United States and the State of Michigan, intend to request formal termination of the Consent Decree by the court shortly.

06/30/2016 Form 10-Q	18	Wisconsin Electric Power Company

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2016	2015
Cash (paid) for interest, net of amount capitalized	$(58.1)	$(56.2)
Cash received (paid) for income taxes, net of (payments) refunds	0.6	(20.9)
Significant noncash transactions:
Accounts payable related to construction costs	12.4	3.4

NOTE 15—REGULATORY ENVIRONMENT

Upper Michigan Energy Resources Corporation

In June 2016, WEC Energy Group filed a proposal with the MPSC and the PSCW to form Upper Michigan Energy Resources Corporation, a stand-alone utility in the Upper Peninsula of Michigan. This utility will include our and Wisconsin Public Service Corporation's electric and natural gas distribution assets located in the Upper Peninsula. The proposal was filed pursuant to the MPSC's approval of the acquisition of Integrys, whereby WEC Energy Group agreed to form a separate Michigan utility company. If approved, it is anticipated that the new utility will be created effective January 1, 2017.

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

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

Financial Instruments Credit Losses

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently assessing the effects this guidance may have on our financial statements.

06/30/2016 Form 10-Q	19	Wisconsin Electric Power Company

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

Corporate Strategy

Our goal is to continue to create long-term value for WEC Energy Group's shareholders and our customers by focusing on the following:

Reliability

We have made significant reliability related investments in recent years, and plan to continue making significant capital investments to strengthen and modernize the reliability of our generation and distribution networks.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we received approval from the PSCW to make changes at the Oak Creek Expansion plant to enable the facility to burn coal from the Powder River Basin (PRB) located in the western United States. The coal plant was originally designed to burn coal mined from the eastern United States. This project is expected to create flexibility and should enable the plant to operate at lower costs, placing it in a better position to be called upon in the MISO Energy Markets, resulting in lower fuel costs for our customers.

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plant, and equipment, that are no longer performing as intended or have an unacceptable risk profile. See Note 2, Dispositions, for information on the sale of the MCPP.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

One example of how we obtain feedback from our customers is through our "We Care" calls, where our employees contact customers after a completed service call. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we use to gauge our performance in order to improve customer satisfaction and minimize customer dissatisfaction.

06/30/2016 Form 10-Q	20	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016

Consolidated Earnings

Our consolidated earnings for the three months ended June 30, 2016 were $82.6 million, compared to $74.6 million for the same period in 2015. See below for additional information on the $8.0 million increase in earnings.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the second quarter of 2016 with the second quarter of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Electric revenues	$815.1	$821.7	$(6.6)
Fuel and purchased power	253.4	273.9	20.5
Total electric margins	561.7	547.8	13.9

Natural gas revenues	62.1	61.3	0.8
Cost of natural gas sold	30.9	32.2	1.3
Total natural gas margins	31.2	29.1	2.1

Other operation and maintenance	336.2	343.2	7.0
Depreciation and amortization	80.8	75.6	(5.2)
Property and revenue taxes	29.0	29.4	0.4
Operating income	$146.9	$128.7	$18.2

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer Class
Residential	1,840.9	1,691.9	149.0
Small commercial and industrial	2,170.1	2,132.6	37.5
Large commercial and industrial	2,347.5	2,352.9	(5.4)
Other	34.5	33.8	0.7
Total retail	6,393.0	6,211.2	181.8
Wholesale	270.1	286.6	(16.5)
Resale	1,751.1	1,887.8	(136.7)
Total sales in MWh	8,414.2	8,385.6	28.6
Electric Customer Choice*	68.7	66.7	2.0

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer Class
Residential	56.6	42.8	13.8
Commercial and industrial	30.4	24.6	5.8
Total retail	87.0	67.4	19.6
Transport	75.2	64.1	11.1
Total sales in therms	162.2	131.5	30.7

06/30/2016 Form 10-Q	21	Wisconsin Electric Power Company

	Three Months Ended June 30
	Degree Days
Weather *	2016	2015	B(W)
Heating (951 normal)	926	934	(8)
Cooling (157 normal)	196	99	97

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

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

Electric utility margins increased $13.9 million in the second quarter of 2016. The most significant factor impacting the higher electric utility margins was an increase related to higher sales volumes during the second quarter of 2016, primarily driven by warmer weather. As measured by cooling degree days, the second quarter of 2016 was 98.0% warmer than the same period in 2015.

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 27.1% quarter over quarter, which had no impact on margins.

Natural gas utility margins increased $2.1 million during the second quarter of 2016, driven by an increase in sales volumes as a result of cooler weather during the month of April 2016, as compared with the same period in 2015.

Operating Income

Operating income at the utility segment increased $18.2 million during the second quarter of 2016, driven by the $16.0 million increase in margins discussed above and a $2.2 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The most significant factor impacting the $2.2 million decrease in operating expenses was a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 2, Dispositions, for more information. Without this gain, operating expenses would have increased $8.7 million, driven by an increase in benefit costs, related in part to stock-based compensation.

Other Segment

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Equity in earnings of transmission affiliate	$11.4	$12.2	$(0.8)

As a result of certain ALJ decisions, we recognized lower earnings during the second quarter of 2016 from our investment in ATC as compared to the same period in 2015. See American Transmission Company Allowed Return on Equity Complaints below for more information on the ALJ decisions.

06/30/2016 Form 10-Q	22	Wisconsin Electric Power Company

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$1.4	$1.4	$—
Other	1.8	2.6	(0.8)
Other income, net	$3.2	$4.0	$(0.8)

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2016	2015	B (W)
Interest expense	$29.4	$29.5	$0.1

Income Tax Expense

	Three Months Ended June 30
	2016	2015	B (W)
Effective tax rate	37.2%	35.1%	(2.1)%

The increase in our effective tax rate was primarily related to a claim for refund which settled with the United States Internal Revenue Service in the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2016

Consolidated Earnings

Our consolidated earnings for the six months ended June 30, 2016 were $189.9 million, compared to $196.0 million for the same period in 2015. See below for additional information on the $6.1 million decrease in earnings.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first six months of 2016 with the first six months of 2015, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Electric revenues	$1,650.7	$1,708.4	$(57.7)
Fuel and purchased power	504.7	571.8	67.1
Total electric margins	1,146.0	1,136.6	9.4

Natural gas revenues	202.0	259.2	(57.2)
Cost of natural gas sold	116.0	167.7	51.7
Total natural gas margins	86.0	91.5	(5.5)

Other operation and maintenance	684.4	685.6	1.2
Depreciation and amortization	161.2	150.3	(10.9)
Property and revenue taxes	58.0	58.8	0.8
Operating income	$328.4	$333.4	$(5.0)

06/30/2016 Form 10-Q	23	Wisconsin Electric Power Company

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2016	2015	B (W)
Customer Class
Residential	3,760.7	3,700.2	60.5
Small commercial and industrial	4,389.7	4,357.8	31.9
Large commercial and industrial	4,647.1	4,512.0	135.1
Other	73.7	72.8	0.9
Total retail	12,871.2	12,642.8	228.4
Wholesale	513.6	706.6	(193.0)
Resale	3,856.2	3,992.5	(136.3)
Total sales in MWh	17,241.0	17,341.9	(100.9)
Electric Customer Choice*	127.0	316.7	(189.7)

*	Represents distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2016	2015	B (W)
Customer Class
Residential	215.9	232.8	(16.9)
Commercial and industrial	115.5	128.4	(12.9)
Total retail	331.4	361.2	(29.8)
Transport	171.1	164.3	6.8
Total sales in therms	502.5	525.5	(23.0)

	Six Months Ended June 30
	Degree Days
Weather *	2016	2015	B(W)
Heating (4,290 normal)	4,031	4,590	(559)
Cooling (158 normal)	196	99	97

*	Normal heating and cooling degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

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

Electric utility margins increased $9.4 million during the first six months of 2016. The significant factors impacting the higher electric utility margins were:

•	The expiration of $6.1 million of bill credits refunded to customers in 2015 related to the treasury grant we received in connection with our biomass facility.

•	A $5.8 million decrease in fly ash removal and fuel handling costs during the first six months of 2016.

06/30/2016 Form 10-Q	24	Wisconsin Electric Power Company

Natural Gas Utility Margins

Natural gas utility margins are defined as natural gas revenues less the cost of natural gas sold. We believe that natural gas utility margins provide a more meaningful basis for evaluating natural gas utility operations than natural gas utility revenues, since prudently incurred natural gas commodity costs are passed through to our customers in current rates. The average per-unit cost of natural gas sold decreased 23.9% period over period, which had no impact on margins.

Natural gas utility margins decreased $5.5 million during the first six months of 2016. The most significant factor impacting the lower natural gas utility margins was a decrease in sales volumes during the first six months of 2016, primarily driven by warmer weather. As measured by heating degree days, the first six months of 2016 were 12.2% warmer than the same period in 2015.

Operating Income

Operating income at the utility segment decreased $5.0 million during the first six months of 2016, driven by $8.9 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $3.9 million net increase in margins discussed above.

Significant factors impacting the $8.9 million increase in operating expenses were:

•	An $11.3 million increase in benefit costs, related in part to stock-based compensation.

•
A $10.9 million increase in depreciation and amortization, driven by an overall increase in utility plant in service. In November 2015, we completed the conversion of the fuel source for VAPP from coal to natural gas.

These increases in operating expenses were partially offset by a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 2, Dispositions, for more information.

Other Segment

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Equity in earnings of transmission affiliate	$26.1	$26.4	$(0.3)

As a result of certain ALJ decisions, we recognized lower earnings during the first six months of 2016 from our investment in ATC as compared to the same period in 2015. See American Transmission Company Allowed Return on Equity Complaints below for more information on the ALJ decisions.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
AFUDC – Equity	$2.9	$2.6	$0.3
Other	3.3	3.9	(0.6)
Other income, net	$6.2	$6.5	$(0.3)

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2016	2015	B (W)
Interest expense	$58.5	$58.2	$(0.3)

Income Tax Expense

	Six Months Ended June 30
	2016	2015	B (W)
Effective tax rate	37.0%	36.2%	(0.8)%

06/30/2016 Form 10-Q	25	Wisconsin Electric Power Company

We expect our 2016 annual effective tax rate to be between 36.0% and 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following summarizes our cash flows during the six months ended June 30:

(in millions)	2016	2015	Change in 2016 Over 2015
Cash provided by (used in):
Operating activities	$336.1	$340.6	$(4.5)
Investing activities	(150.7)	(236.7)	86.0
Financing activities	(204.0)	(116.7)	(87.3)

Operating Activities

Net cash provided by operating activities decreased $4.5 million during the the first six months of 2016, driven by:

•
A $145.3 million decrease in cash related to lower overall collections from customers. Collections from customers decreased because of lower commodity prices and warmer weather during the 2016 heating season.

•	A $107.0 million cash payment for transfers of certain benefit-related liabilities to WBS during the first quarter of 2016.

These decreases in net cash provided by operating activities were partially offset by:

•	A $139.9 million increase in cash from lower payments for natural gas and fuel and purchased power, due to lower commodity prices and warmer weather during the 2016 heating season.

•
A $99.8 million decrease in contributions and payments related to our pension and OPEB plans. We did not make any contributions to our qualified pension plans during the first six months of 2016, compared with contributions of $100.0 million during the same period in 2015.

Investing Activities

Net cash used in investing activities decreased $86.0 million during the first six months of 2016, driven by:

•	A $42.9 million decrease in capital expenditures during the first six months of 2016, which is discussed in more detail below.

•	Proceeds of $31.7 million received from the sale of the MCPP in April 2016. See Note 2, Dispositions, for more information.

•	Cash of $13.1 million received during the first six months of 2016 related to transfers of certain software to WBS.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2016	2015	Change in 2016 Over 2015
Capital expenditures	$191.9	$234.8	$(42.9)

The decrease in cash paid for capital expenditures during the first six months of 2016 primarily related to the completion of the conversion of the fuel source for VAPP from coal to natural gas in November 2015. The remaining decrease related to lower amounts paid in the first six months of 2016 to upgrade both our electric distribution systems and certain software.

See Significant Capital Projects below for more information.

06/30/2016 Form 10-Q	26	Wisconsin Electric Power Company

Financing Activities

Net cash used in financing activities increased $87.3 million during the first six months of 2016, primarily driven by a $100.0 million increase in dividends paid on common stock during the first six months of 2016. During the first quarter of 2016, we paid a special dividend to our parent to balance our capital structure.

In addition, we issued $250.0 million of long-term debt during the first six months of 2015. This issuance was used to repay short-term debt in 2015, leading to a $249.3 million period-over-period decrease in net cash used in financing activities related to changes in short-term debt. In the first six months of 2015, net repayments of commercial paper totaled $246.8 million, compared with $2.5 million of net commercial paper borrowings during the first six months of 2016.

For more information on our short-term borrowings, see Note 4, Short-Term Debt and Lines of Credit.

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 4, Short-Term Debt and Lines of Credit, for more information about our credit facility.

As of June 30, 2016, we were the obligor under two series of tax-exempt pollution control refunding bonds with a combined outstanding principal amount of $147.0 million. In August 2009, we terminated letters of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. As of June 30, 2016, the repurchased bonds were still outstanding but were not reported in our long-term debt since they were held by us. One of the bond series, with an outstanding principal amount of $67.0 million, matured on August 1, 2016. Depending on market conditions and other factors, we may change the method used to determine the interest rate on the other bond series and have it remarketed to third parties.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings and/or Baa3 at Moody's Investors Service (Moody's). We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2016, Moody's, among other actions, affirmed our ratings (senior unsecured, A1; commercial paper, P-1) and changed our rating outlook from stable to negative. The change in rating outlook was due to the absence of certain automatic recovery

06/30/2016 Form 10-Q	27	Wisconsin Electric Power Company

mechanisms in Wisconsin. We do not believe this change in rating outlook will have a material impact on our ability to access capital markets.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agency only. An explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

Capital Requirements

Significant Capital Projects

We have capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures for the next three years are as follows:

(in millions)
2016	$512.5
2017	587.2
2018	608.9
Total	$1,708.6

The majority of spending consists of upgrading our electric and natural gas distribution systems.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $121 million from 2016 through 2018.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 4, Short-Term Debt and Lines of Credit, and Note 11, Variable Interest Entities.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2015 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources of our 2015 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Environmental Matters

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the CAIR. The purpose of the CSAPR was to limit the interstate transport of emissions of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind

06/30/2016 Form 10-Q	28	Wisconsin Electric Power Company

states through a proposed allocation plan and allowance trading scheme. The rule was to become effective in January 2012. However, in December 2011, the CSAPR requirements were stayed by the D.C. Circuit Court of Appeals, and CAIR was implemented during the stay period. In August 2012, the D.C. Circuit Court of Appeals issued a ruling vacating and remanding CSAPR and simultaneously reinstating CAIR pending the issuance of a replacement rule by the EPA. The case was appealed to the Supreme Court. In April 2014, the Supreme Court issued a decision largely upholding CSAPR and remanded it to the D.C. Circuit Court of Appeals for further proceedings. In October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing CSAPR on January 1, 2015. Phase I emissions budgets applied in 2015 and also apply in 2016, and Phase 2 emissions budgets will apply to 2017 and beyond.

In December 2015, the EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS and plans to issue a final rule by the end of 2016. Starting in 2017, this proposed rule would reduce ozone season (May 1 through September 30) NOx emissions from power plants in 23 states in the eastern United States. In this rule, the EPA is proposing to update Phase II CSAPR NOx ozone season budgets for electric generating units in the 23 states. An approximate 60% reduction in NOx emissions is proposed for Wisconsin, and an approximate 29% reduction is proposed for Michigan, beginning in May 2017. Additional investments in controls and/or shifts in generation may be required depending upon the final outcome of the rule.

See Note 13, Commitments and Contingencies, for a discussion of additional environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

American Transmission Company Allowed Return On Equity Complaints

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, to 9.15%. ATC's current authorized ROE is 12.2%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 12, 2013. The FERC conducted hearings in August 2015, and the ALJ issued an initial decision in December 2015. The ALJ's initial decision recommended that ATC and all other MISO transmission owners be authorized to collect a base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The ALJ's recommendation is not binding on the FERC and applies to revenues collected from November 12, 2013, through February 11, 2015. A FERC order related to this complaint is expected during the fourth quarter of 2016.

In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to February 12, 2015. The FERC conducted hearings in February 2016 with respect to this second complaint, and the ALJ issued an initial decision in June 2016. The ALJ's initial decision recommended that ATC and all other MISO transmission owners be authorized to collect a base ROE of 9.7%, as well as the 0.5% incentive adder approved for MISO transmission owners. The ALJ's initial decision is not binding on the FERC and applies to revenues collected from February 12, 2015, through May 11, 2016. A FERC order related to this complaint is expected during the second quarter of 2017.

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

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Based on the ALJ initial decisions, we recognized lower earnings during the first six months of 2016 from our investment in ATC as compared with the same period in 2015.

06/30/2016 Form 10-Q	29	Wisconsin Electric Power Company

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

06/30/2016 Form 10-Q	30	Wisconsin Electric Power Company

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective: (i) in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2016 Form 10-Q	31	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2015 Annual Report on Form 10-K. See Note 13, Commitments and Contingencies, in this report for more information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2015. See Item 1A. Risk Factors in Part I of our 2015 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

06/30/2016 Form 10-Q	32	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2016 Form 10-Q	33	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 5, 2016	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2016 Form 10-Q	34	Wisconsin Electric Power Company