Form 10-Q
period 2017-06-30
WISCONSIN ELECTRIC POWER CO
filed 2017-08-04
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
June 30, 2017

All of the common stock of Wisconsin Electric Power Company is owned by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

06/30/2017 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
AIA	Affiliated Interest Agreement
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.

06/30/2017 Form 10-Q	ii	Wisconsin Electric Power Company

MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
PWGS	Port Washington Generating Station
ROE	Return on Equity
Supreme Court	United States Supreme Court
VAPP	Valley Power Plant

06/30/2017 Form 10-Q	iii	Wisconsin Electric Power Company

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

06/30/2017 Form 10-Q	1	Wisconsin Electric Power Company

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

06/30/2017 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Operating revenues	$855.4	$877.2	$1,827.4	$1,852.7

Operating expenses
Cost of sales	273.9	284.3	622.5	620.7
Other operation and maintenance	327.7	336.2	655.5	684.4
Depreciation and amortization	82.7	80.8	164.8	161.2
Property and revenue taxes	28.3	29.0	56.7	58.0
Total operating expenses	712.6	730.3	1,499.5	1,524.3

Operating income	142.8	146.9	327.9	328.4

Equity in earnings of transmission affiliate	—	11.4	—	26.1
Other income, net	4.4	3.2	8.8	6.2
Interest expense	29.1	29.4	58.7	58.5
Other expense	(24.7)	(14.8)	(49.9)	(26.2)

Income before income taxes	118.1	132.1	278.0	302.2
Income tax expense	42.5	49.2	100.3	111.7
Net income	75.6	82.9	177.7	190.5

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$75.3	$82.6	$177.1	$189.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1.6	$15.4
Accounts receivable and unbilled revenues, net of reserves of $39.2 and $40.9, respectively	452.4	503.2
Accounts and notes receivable from related parties	82.1	58.2
Materials, supplies, and inventories	278.2	271.0
Prepayments	125.5	138.0
Other	9.7	24.6
Current assets	949.5	1,010.4

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $3,651.8 and $3,619.6 respectively	9,859.0	9,832.3
Regulatory assets	2,114.4	2,036.6
Equity investment in transmission affiliate	—	402.0
Other	83.6	90.2
Long-term assets	12,057.0	12,361.1
Total assets	$13,006.5	$13,371.5

Liabilities and Equity
Current liabilities
Short-term debt	$75.0	$159.0
Current portion of long-term debt	250.0	—
Current portion of capital lease obligations	32.2	28.5
Subsidiary note payable to WEC Energy Group	—	18.5
Accounts payable	282.0	297.9
Accounts payable to related parties	124.7	112.9
Accrued payroll and benefits	47.2	51.8
Accrued taxes	21.6	46.0
Other	81.9	100.1
Current liabilities	914.6	814.7

Long-term liabilities
Long-term debt	2,411.2	2,661.1
Capital lease obligations	2,839.9	2,756.5
Deferred income taxes	2,170.2	2,333.3
Regulatory liabilities	861.6	853.9
Pension and OPEB obligations	157.4	167.6
Other	263.3	260.2
Long-term liabilities	8,703.6	9,032.6

Commitments and contingencies (Note 13)

Common shareholder's equity
Common stock - $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	815.2	1,020.1
Retained earnings	2,209.8	2,140.8
Common shareholder's equity	3,357.9	3,493.8

Preferred stock	30.4	30.4
Total liabilities and equity	$13,006.5	$13,371.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2017	2016
Operating Activities
Net income	$177.7	$190.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	164.8	165.1
Deferred income taxes and investment tax credits, net	64.1	113.4
Contributions and payments related to pension and OPEB plans	(5.6)	(4.6)
Equity income in transmission affiliate, net of distributions	—	(8.1)
Proceeds from (payments for) liabilities transferred from (to) WBS	0.9	(107.0)
Change in –
Accounts receivable and unbilled revenues	26.7	(8.1)
Materials, supplies, and inventories	(7.2)	38.6
Other current assets	10.1	24.7
Accounts payable	(8.1)	(3.9)
Accrued taxes	(24.4)	(13.8)
Other current liabilities	(24.2)	(10.4)
Other, net	(14.9)	(40.3)
Net cash provided by operating activities	359.9	336.1

Investing Activities
Capital expenditures	(246.9)	(191.9)
Capital contributions to transmission affiliate	—	(4.6)
Proceeds from the sale of assets	22.0	31.7
Proceeds from assets transferred to WBS	—	13.1
Short-term notes receivable from related parties, net	(3.1)	—
Other, net	2.3	1.0
Net cash used in investing activities	(225.7)	(150.7)

Financing Activities
Change in short-term debt	(84.0)	2.5
Repayment of subsidiary note to parent	(18.5)	(2.5)
Equity contribution from parent	75.0	—
Payments of dividends to parent	(120.0)	(220.0)
Payments of preferred stock dividends	(0.6)	(0.6)
Other, net	0.1	16.6
Net cash used in financing activities	(148.0)	(204.0)

Net change in cash and cash equivalents	(13.8)	(18.6)
Cash and cash equivalents at beginning of period	15.4	27.1
Cash and cash equivalents at end of period	$1.6	$8.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017

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

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. UMERC holds the electric and natural gas distribution assets, previously held by WPS and us, located in the Upper Peninsula of Michigan. The existing contract between the Tilden Mining Company and us will remain in place until a new power generation solution for the region is commercially operational. See Note 12, Related Parties, and Note 15, Regulatory Environment, for more information on UMERC.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

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

06/30/2017 Form 10-Q	6	Wisconsin Electric Power Company

NOTE 3—COMMON EQUITY

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and the tax benefits could only be recognized to the extent they reduced taxes payable. In the first quarter of 2017, we recorded an $11.9 million cumulative-effect adjustment to retained earnings for excess tax benefits that had not been recognized in prior years as they did not reduce taxes payable. The following table shows the changes to our retained earnings for the six months ended June 30, 2017:

(in millions)	Retained Earnings
Balance at December 31, 2016	$2,140.8
Net income	177.7
Common stock dividends	(120.0)
Preferred stock dividends	(0.6)
Cumulative effect of adoption of ASU 2016-09	11.9
Balance at June 30, 2017	$2,209.8

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 4—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2017	December 31, 2016
Commercial paper
Amount outstanding	$75.0	$159.0
Weighted-average interest rate on amounts outstanding	1.33%	0.87%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2017, was $36.4 million with a weighted-average interest rate during the period of 0.97%.

In April 2017, our consolidated subsidiary, Bostco, paid off a note payable to our parent, WEC Energy Group.

06/30/2017 Form 10-Q	7	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2017
Revolving credit facility	December 2020	$500.0

Less:
Letters of credit issued inside credit facility		$26.2
Commercial paper outstanding		75.0

Available capacity under existing agreement		$398.8

NOTE 5—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2017	December 31, 2016
Materials and supplies	$153.2	$148.1
Fossil fuel	100.1	91.1
Natural gas in storage	24.9	31.8
Total	$278.2	$271.0

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

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

06/30/2017 Form 10-Q	8	Wisconsin Electric Power Company

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2017
(in millions)	Level 1	Level 2		Level 3	Total
Derivative assets
Natural gas contracts	$0.3	$0.2		$—	$0.5
Petroleum products contracts	0.2	—		—	0.2
FTRs	—	—		6.0	6.0
Coal contracts	—	0.7		—	0.7
Total derivative assets	$0.5	$0.9		$6.0	$7.4

Derivative liabilities
Natural gas contracts	$0.7	$—		$—	$0.7
Petroleum products contracts	0.1	—		—	0.1
Coal contracts	—	2.3	—	—	2.3
Total derivative liabilities	$0.8	$2.3		$—	$3.1

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.0	$0.8	$—	$6.8
Petroleum products contracts	0.2	—	—	0.2
FTRs	—	—	3.1	3.1
Coal contracts	—	1.9	—	1.9
Total derivative assets	$6.2	$2.7	$3.1	$12.0

Derivative liabilities
Natural gas contracts	$0.1	$—	$—	$0.1
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$0.2	$0.5	$—	$0.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Balance at the beginning of the period	$1.1	$0.6	$3.1	$1.6
Purchases	6.9	8.1	6.9	8.1
Settlements	(2.0)	(1.2)	(4.0)	(2.2)
Balance at the end of the period	$6.0	$7.5	$6.0	$7.5

06/30/2017 Form 10-Q	9	Wisconsin Electric Power Company

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$30.5	$30.4	$28.8
Long-term debt, including current portion	2,661.2	2,939.2	2,661.1	2,923.4

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, short-term notes receivable, accounts payable, and short-term borrowings, the carrying amount of each such item approximates fair value. The fair value of our preferred stock is estimated based on the quoted market value for the same issue, or by using a dividend discount model. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues. The fair values of long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

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

The following table shows our derivative assets and derivative liabilities:

	June 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.5	$0.6	$6.3	$0.1
Petroleum products contracts	0.2	0.1	0.2	0.1
FTRs	6.0	—	3.1	—
Coal contracts	0.7	1.5	1.5	0.5
Total other current *	$7.4	$2.2	$11.1	$0.7

Other long-term
Natural gas contracts	$—	$0.1	$0.5	$—
Coal contracts	—	0.8	0.4	—
Total other long-term *	—	0.9	0.9	—
Total	$7.4	$3.1	$12.0	$0.7

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

06/30/2017 Form 10-Q	10	Wisconsin Electric Power Company

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	5.0 Dth	$0.2	9.6 Dth	$(4.8)
Petroleum products contracts	4.9 gallons	(0.4)	2.6 gallons	(0.8)
FTRs	7.3 MWh	2.0	5.7 MWh	0.5
Total		$1.8		$(5.1)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	13.2 Dth	$0.7	20.2 Dth	$(12.0)
Petroleum products contracts	9.8 gallons	(0.9)	4.2 gallons	(1.5)
FTRs	14.3 MWh	4.5	10.9 MWh	2.3
Total		$4.3		$(11.2)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2017, we had posted cash collateral of $2.3 million in our margin accounts, and at December 31, 2016, we had received cash collateral of $3.4 million in our margin accounts. On our balance sheets, cash collateral provided to others is reflected in other current assets and cash collateral received is reflected in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2017			December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$7.4	$3.1		$12.0		$0.7
Gross amount not offset on the balance sheet	(0.5)	(0.7)	(1)	(3.6)	(2)	(0.2)
Net amount	$6.9	$2.4		$8.4		$0.5

(1)	Includes cash collateral posted of $0.2 million.

(2)	Includes cash collateral received of $3.4 million.

NOTE 8—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Service cost	$3.1	$2.5	$6.1	$5.2
Interest cost	11.6	12.3	23.5	24.9
Expected return on plan assets	(19.1)	(19.4)	(38.3)	(38.8)
Loss on plan settlement	2.8	—	2.8	—
Amortization of prior service cost	0.3	0.4	0.6	0.8
Amortization of net actuarial loss	8.9	8.2	17.7	16.2
Net periodic benefit cost	$7.6	$4.0	$12.4	$8.3

06/30/2017 Form 10-Q	11	Wisconsin Electric Power Company

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Service cost	$1.5	$3.5	$3.4	$3.6
Interest cost	3.1	4.7	6.2	6.6
Expected return on plan assets	(3.6)	(5.8)	(7.2)	(7.0)
Amortization of prior service credit	(0.3)	(0.2)	(0.6)	(0.5)
Amortization of net actuarial (gain) loss	(0.3)	0.3	—	0.5
Net periodic benefit cost	$0.4	$2.5	$1.8	$3.2

During the six months ended June 30, 2017, we made payments of $4.3 million related to our pension plans and $1.3 million to our OPEB plans. We expect to make payments of $0.9 million related to our pension plans and $3.2 million related to our OPEB plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$—	$394.3	$402.0	$382.2
Less: Transfer of ownership interest	—	—	402.0	—
Add: Earnings from equity method investment	—	11.4	—	26.1
Add: Capital contributions	—	1.1	—	4.6
Less: Distributions	—	12.0	—	18.0
Less: Other	—	—	—	0.1
Balance at end of period	$—	$394.8	$—	$394.8

See Note 12, Related Parties, for more information on transactions with ATC.

NOTE 10—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2017, we reported two segments, which are described below.

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

06/30/2017 Form 10-Q	12	Wisconsin Electric Power Company

The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2017 and 2016:

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended June 30, 2017
Operating revenues	$855.4	$—	$855.4
Other operation and maintenance	327.7	—	327.7
Depreciation and amortization	82.7	—	82.7
Operating income	142.8	—	142.8
Interest expense	29.1	—	29.1

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended June 30, 2016
Operating revenues	$877.2	$—	$877.2
Other operation and maintenance	336.2	—	336.2
Depreciation and amortization	80.8	—	80.8
Operating income	146.9	—	146.9
Equity in earnings of transmission affiliate	—	11.4	11.4
Interest expense	29.1	0.3	29.4

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Six Months Ended June 30, 2017
Operating revenues	$1,827.4	$—	$1,827.4
Other operation and maintenance	655.5	—	655.5
Depreciation and amortization	164.8	—	164.8
Operating income	327.9	—	327.9
Interest expense	58.4	0.3	58.7

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Six Months Ended June 30, 2016
Operating revenues	$1,852.7	$—	$1,852.7
Other operation and maintenance	684.4	—	684.4
Depreciation and amortization	161.2	—	161.2
Operating income	328.4	—	328.4
Equity in earnings of transmission affiliate	—	26.1	26.1
Interest expense	58.0	0.5	58.5

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

06/30/2017 Form 10-Q	13	Wisconsin Electric Power Company

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

The significant assets and liabilities related to ATC recorded on our balance sheet at December 31, 2016 included our equity investment, distributions receivable, and accounts payable. At December 31, 2016, our equity investment was $402.0 million, which approximated our maximum exposure to loss as a result of our involvement with ATC. In addition, we had a receivable of $13.4 million recorded at December 31, 2016 for distributions from ATC. We also had $20.0 million of accounts payable due to ATC at December 31, 2016 for network transmission services.

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

We have approximately $78.4 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the six months ended June 30, 2017 and 2016 were $9.0 million and $26.9 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 12—RELATED PARTIES

We and our consolidated subsidiary, Bostco, routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. In June 2017, the PSCW approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater, which is discussed in more detail below. The proposal to incorporate Bluewater into the AIA is pending before the Minnesota Public Utilities Commission.

Bostco, our consolidated subsidiary, had a note payable to our parent company, WEC Energy Group. The balance of this note payable was $18.5 million at December 31, 2016. This note payable was paid off in the first half of 2017.

In connection with the sale of Bostco’s remaining real estate holdings, Wispark LLC, a subsidiary of WEC Energy Group, provided $7.0 million of financing to the buyer and established a corresponding note receivable. Bostco had a $7.0 million related party receivable from Wispark LLC that was paid in April 2017. See Note 2, Dispositions, for more information on the real estate sale.

On January 1, 2017, based upon input we received from the PSCW, we transferred our $415.4 million investment in ATC, and the related receivable for distributions approved and recorded in December 2016, to another subsidiary of WEC Energy Group. In addition, we transferred $195.1 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

06/30/2017 Form 10-Q	14	Wisconsin Electric Power Company

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs.

Our balance sheets included the following receivables and payables related to transactions entered into with ATC:

(in millions)	June 30, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$0.9	$1.1
Accounts payable
Services received from ATC	20.1	20.0

The following table shows activity associated with our related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Lease agreements
Lease payments to We Power (1)	$106.7	$110.0	$211.1	$217.4
Construction work in progress billed to We Power	8.9	16.4	25.2	17.7
Transactions with WBS (2)
Billings to WBS (3)	60.5	53.1	117.0	109.8
Billings from WBS (4)	52.9	62.2	102.7	225.6
Transactions with WPS (2)
Billings to WPS	5.2	1.9	7.7	2.9
Billings from WPS	1.1	0.6	2.2	1.0
Transactions with WG
Natural gas purchases from WG	1.3	1.3	2.6	2.7
Services received from WG	5.8	5.6	11.3	10.5
Services provided to WG	16.1	15.8	31.9	29.9
Transactions with UMERC (5)
Electric sales to UMERC	6.4	—	14.1	—
Billings to UMERC (2)	29.3	—	33.9	—
Billings from UMERC (2)	16.1	—	30.5	—
Transactions with ATC
Charges to ATC for services and construction	2.4	2.4	5.2	4.5
Charges from ATC for network transmission services	60.4	63.3	120.7	126.6
Refund from ATC per FERC ROE order	—	—	(19.4)	—

(1)	We make lease payments to We Power, another subsidiary of WEC Energy Group, for PWGS Units 1 and 2 and ERGS Units 1 and 2.

(2)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(3)
Includes $0.9 million, for the transfer of certain benefit-related liabilities from WBS for the six months ended June 30, 2017. There were no transfers of assets to WBS or liabilities transferred from WBS for the three months ended June 30, 2017. For the three and six months ended June 30, 2016, includes $3.2 million and $13.1 million, respectively, for the transfer of certain software assets to WBS.

(4)
Includes $107.0 million, for the transfer of certain benefit-related liabilities to WBS for the six months ended June 30, 2016. There were no benefit-related liabilities transferred to WBS for the three and six months ended June 30, 2017, or for the three months ended June 30, 2016.

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

06/30/2017 Form 10-Q	15	Wisconsin Electric Power Company

assets to UMERC. The book value of net assets (including the related deferred income tax liabilities) transferred to UMERC from us was $60.0 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss. The Tilden Mining Company will remain a customer of ours until UMERC's proposed generation solution for the Upper Peninsula of Michigan begins commercial operation.

UMERC obtains its energy through the MISO Energy Markets and meets its market obligations through power purchase agreements with us and WPS.

Parent Company's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, our parent company completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide for some of our current storage needs for our natural gas utility operations. We plan to enter into a long-term service agreement with Bluewater to take the allocated storage. See Note 15, Regulatory Environment, for more information.

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2017, were $9,926.0 million.

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

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015, and issued the final rule in September 2016. We remain well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area. We believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

06/30/2017 Form 10-Q	16	Wisconsin Electric Power Company

8-Hour Ozone National Ambient Air Quality Standards

Sheboygan County and the eastern portion of Kenosha County are currently designated as nonattainment with the 2008 ozone standard. In response, Wisconsin has updated the 2008 ozone NAAQS attainment plan for Kenosha County and submitted it to the EPA for approval. The plan concluded that Wisconsin will not need to implement any new regulatory measures or programs. The area is forecasted to meet the standard by the 2018 compliance date due to emission control measures already in place. Wisconsin has prepared a draft attainment plan for Sheboygan County, which is out for public comment and is expected to submit a final plan to the EPA for approval this summer. A final EPA action regarding Wisconsin's attainment plan is expected later in 2017.

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

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan (CPP), a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

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

06/30/2017 Form 10-Q	17	Wisconsin Electric Power Company

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

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at these plants. With the exception of Pleasant Prairie Power Plant (which has existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at the facilities. Based on discussions with the MDEQ, if we provide information about unit retirements with our next National Pollutant Discharge Elimination System permit application and then submit a signed certification by August 2017 stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), then the EM BTA requirements will be waived.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent guidelines (ELG) rule took effect in January 2016. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In June 2017, the EPA issued a proposed rule to codify this stay. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

After a final rule is back in effect, the WDNR and MDEQ have indicated that they will modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the Oak Creek site and Pleasant Prairie facilities. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7, OC 8, and the Pleasant Prairie units. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $55 million to $75 million for these advanced treatment and bottom ash transport systems. A similar system would be required at PIPP if we were not

06/30/2017 Form 10-Q	18	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2017	December 31, 2016
Regulatory assets	$29.7	$29.9
Reserves for future remediation	19.0	19.0

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

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2017	2016
Cash (paid) for interest, net of amount capitalized	$(57.6)	$(58.1)
Cash (paid) received for income taxes, net	(63.4)	0.6
Significant noncash transactions:
Accounts payable related to construction costs	13.0	12.4
Transfer of investment in ATC to another subsidiary of WEC Energy Group (1) (2)	415.4	—
Transfer of net assets to UMERC (1)	60.0	—

(1)	See Note 12, Related Parties, for more information on these transactions.

(2)	The amount transferred includes a $13.4 million receivable for distributions approved and recorded in December 2016.

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

06/30/2017 Form 10-Q	19	Wisconsin Electric Power Company

also agreed to keep our earnings sharing mechanism, which applies only to earnings above our authorized ROE, in place through 2019.

In July 2017, the PSCW staff issued a commission memorandum in response to the settlement agreement, and we expect the PSCW to issue a final order on the agreement during the third quarter of 2017. If the PSCW rejects the proposed settlement agreement, we expect we will file a traditional rate proceeding.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide some of the current storage needs for our natural gas distribution service customers. As a result of this agreement, we, along with WG and WPS, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. See Note 12, Related Parties, for more information.

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

In August 2016, WEC Energy Group entered into an agreement with the Tilden Mining Company (Tilden), under which Tilden will purchase electric power from UMERC for its iron ore mine for 20 years. The agreement also calls for UMERC to construct and operate approximately 180 MWs of natural gas-fired generation located in the Upper Peninsula of Michigan. Subject to regulatory approval of both the agreement with Tilden and the construction of the proposed generation, the new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. Tilden will remain our customer until this new generation begins commercial operation. We expect the MPSC to issue final orders on the Tilden agreement and the proposed generation during the fourth quarter of 2017.

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

We intend to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. If applicable, this method requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, as if the standard had always been in effect. If applicable, disclosures in 2018 will include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are currently reviewing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider our tariff sales, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of these revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry. The final resolution of these issues could impact our current accounting policies and revenue recognition.

06/30/2017 Form 10-Q	20	Wisconsin Electric Power Company

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied using a retrospective transition method. There are eight main provisions of this ASU for which current GAAP either is unclear or does not include specific guidance. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

06/30/2017 Form 10-Q	21	Wisconsin Electric Power Company

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

06/30/2017 Form 10-Q	22	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017

Consolidated Earnings

Our consolidated earnings for the three months ended June 30, 2017 were $75.3 million, compared to $82.6 million for the same quarter in 2016. See below for additional information on the $7.3 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2017 and 2016, was $142.8 million and $146.9 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

06/30/2017 Form 10-Q	23	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the second quarter of 2017 with the second quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred our electric customers located in the Upper Peninsula of Michigan to UMERC. See Note 12, Related Parties, for more information.

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Electric revenues	$793.6	$815.1	$(21.5)
Fuel and purchased power	241.2	253.4	12.2
Total electric margins	552.4	561.7	(9.3)

Natural gas revenues	61.8	62.1	(0.3)
Cost of natural gas sold	32.7	30.9	(1.8)
Total natural gas margins	29.1	31.2	(2.1)

Total electric and natural gas margins	581.5	592.9	(11.4)

Other operation and maintenance	327.7	336.2	8.5
Depreciation and amortization	82.7	80.8	(1.9)
Property and revenue taxes	28.3	29.0	0.7
Operating income	$142.8	$146.9	$(4.1)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$109.9	$117.1	$7.2
We Power (1)	127.1	127.3	0.2
Transmission (2)	67.5	68.7	1.2
Regulatory amortizations and other pass through expenses (3)	23.2	23.1	(0.1)
Total other operation and maintenance	$327.7	$336.2	$8.5

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the three months ended June 30, 2017 and 2016, $139.2 million and $139.5 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2017 and 2016, $79.6 million and $82.7 million, respectively, of costs were billed to us by transmission providers.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2017 Form 10-Q	24	Wisconsin Electric Power Company

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	1,797.8	1,840.9	(43.1)
Small commercial and industrial	2,104.2	2,180.9	(76.7)
Large commercial and industrial	2,092.1	2,405.4	(313.3)
Other	33.6	34.5	(0.9)
Total retail	6,027.7	6,461.7	(434.0)
Wholesale	397.2	270.1	127.1
Resale	1,064.6	1,751.1	(686.5)
Total sales in MWh	7,489.5	8,482.9	(993.4)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	46.7	56.6	(9.9)
Commercial and industrial	27.8	30.4	(2.6)
Total retail	74.5	87.0	(12.5)
Transport	71.4	75.2	(3.8)
Total sales in therms	145.9	162.2	(16.3)

	Three Months Ended June 30
	Degree Days
Weather *	2017	2016	B(W)
Heating (937 normal)	748	926	(178)
Cooling (161 normal)	203	196	7

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $9.3 million during the second quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the lower electric utility margins were:

•
A $10.3 million decrease related to lower retail sales volumes during the second quarter of 2017, primarily driven by lower overall retail use per customer and the transfer of customers and their related sales to UMERC.

•
A $2.0 million negative impact from collections of fuel and purchased power costs compared with costs approved in rates in the second quarter of 2017, as compared with the same quarter in 2016. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•
A $2.4 million decrease in margins from both the iron ore mines located in the Upper Peninsula of Michigan and our steam operations. In November 2016, one of the iron ore mines closed. With the return of the mines as retail customers in 2015, we continue to defer the majority of the margin from those sales and apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding. Our steam operations were impacted by the sale of the MCPP in April 2016. See Note 2, Dispositions, for more information.

These decreases in margins were partially offset by $9.0 million of lower capacity payments to a counterparty during the second quarter of 2017.

06/30/2017 Form 10-Q	25	Wisconsin Electric Power Company

Natural Gas Utility Margins

Natural gas utility margins decreased $2.1 million during the second quarter of 2017, compared with the same quarter in 2016. The most significant factor impacting the lower natural gas utility margins were lower retail sales volumes, primarily driven by warmer weather. As measured by heating degree days, the second quarter of 2017 was 19.2% warmer than the same quarter in 2016.

Operating Income

Operating income at the utility segment decreased $4.1 million during the second quarter of 2017, compared with the same quarter in 2016. This decrease was driven by the $11.4 million decrease in margins discussed above, partially offset by $7.3 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

We experienced lower overall operating expenses related to synergy savings resulting from the Integrys acquisition. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
An $11.5 million decrease in operation and maintenance expenses at our plants, partially related to the seasonal operation of the Pleasant Prairie Power Plant and the timing of planned outages and maintenance.

•	A $3.1 million decrease in electric and natural gas distribution expenses, due in part to the transfer of customers and their related sales to UMERC.

These decreases in operating expenses were partially offset by a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 2, Dispositions, for more information on the sale of the MCPP.

Equity in Earnings of Transmission Affiliate

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$—	$11.4	$(11.4)

At December 31, 2016, we owned approximately 23% of ATC. On January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 12, Related Parties, for more information.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$0.7	$1.4	$(0.7)
Other	3.7	1.8	1.9
Other income, net	$4.4	$3.2	$1.2

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Interest expense	$29.1	$29.4	$0.3

Income Tax Expense

	Three Months Ended June 30
	2017	2016	B (W)
Effective tax rate	36.0%	37.2%	1.2%

Our effective tax rate decreased by 1.2% when compared to the second quarter of 2016, primarily due to increased renewable energy credits related to wind and favorable compensation expense in the second quarter of 2017.

06/30/2017 Form 10-Q	26	Wisconsin Electric Power Company

SIX MONTHS ENDED JUNE 30, 2017

Consolidated Earnings

Our consolidated earnings for the six months ended June 30, 2017 were $177.1 million, compared to $189.9 million for the same period in 2016. See below for additional information on the $12.8 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2017 and 2016, was $327.9 million and $328.4 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first six months of 2017 with the first six months of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred our electric customers located in the Upper Peninsula of Michigan to UMERC. See Note 12, Related Parties, for more information.

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Electric revenues	$1,615.4	$1,650.7	$(35.3)
Fuel and purchased power	493.9	504.7	10.8
Total electric margins	1,121.5	1,146.0	(24.5)

Natural gas revenues	212.0	202.0	10.0
Cost of natural gas sold	128.6	116.0	(12.6)
Total natural gas margins	83.4	86.0	(2.6)

Total electric and natural gas margins	1,204.9	1,232.0	(27.1)

Other operation and maintenance	655.5	684.4	28.9
Depreciation and amortization	164.8	161.2	(3.6)
Property and revenue taxes	56.7	58.0	1.3
Operating income	$327.9	$328.4	$(0.5)

06/30/2017 Form 10-Q	27	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$218.7	$243.0	$24.3
We Power (1)	254.7	255.9	1.2
Transmission (2)	134.5	137.5	3.0
Regulatory amortizations and other pass through expenses (3)	47.6	48.0	0.4
Total other operation and maintenance	$655.5	$684.4	$28.9

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the six months ended June 30, 2017 and 2016, $265.0 million and $263.5 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2017 and 2016, $134.7 million and $168.3 million, respectively, of costs were billed to us by transmission providers.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	3,622.8	3,760.7	(137.9)
Small commercial and industrial	4,301.8	4,410.4	(108.6)
Large commercial and industrial	4,077.7	4,753.4	(675.7)
Other	72.2	73.7	(1.5)
Total retail	12,074.5	12,998.2	(923.7)
Wholesale	844.3	513.6	330.7
Resale	3,197.0	3,856.2	(659.2)
Total sales in MWh	16,115.8	17,368.0	(1,252.2)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	202.3	215.9	(13.6)
Commercial and industrial	113.5	115.5	(2.0)
Total retail	315.8	331.4	(15.6)
Transport	160.5	171.1	(10.6)
Total sales in therms	476.3	502.5	(26.2)

	Six Months Ended June 30
	Degree Days
Weather *	2017	2016	B(W)
Heating (4,215 normal)	3,597	4,031	(434)
Cooling (161 normal)	203	196	7

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

06/30/2017 Form 10-Q	28	Wisconsin Electric Power Company

Electric Utility Margins

Electric utility margins decreased $24.5 million during the first six months of 2017, compared with the same period in 2016. The significant factors impacting the lower electric utility margins were:

•
A $24.8 million decrease related to lower sales volumes during the first six months of 2017, primarily driven by lower overall retail use per customer and the transfer of customers and their related sales to UMERC. Warmer winter weather and an additional day of sales during the same period in 2016 due to leap year also contributed to the decrease. As measured by heating degree days, the first six months of 2017 were 10.8% warmer than the same period in 2016.

•	A $4.7 million decrease in steam margins related to the sale of the MCPP in April 2016. See Note 2, Dispositions, for more information.

•
A $3.3 million decrease in margins from the iron ore mines located in the Upper Peninsula of Michigan. In November 2016, one of the iron ore mines closed. With the return of the mines as retail customers in 2015, we continue to defer the majority of the margin from those sales and apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding.

•
A $2.9 million negative impact from collections of fuel and purchased power costs compared with costs approved in rates in the first six months of 2017, as compared with the same period in 2016. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These decreases in margins were partially offset by $18.0 million of lower capacity payments to a counterparty during the first six months of 2017.

Natural Gas Utility Margins

Natural gas utility margins decreased $2.6 million during the first six months of 2017, compared with the same period in 2016. The most significant factor impacting the lower natural gas utility margins were lower retail sales volumes, primarily driven by warmer weather. As measured by heating degree days, the first six months of 2017 were 10.8% warmer than the same period in 2016. An additional day of sales during 2016 due to leap year also contributed to the decrease.

Operating Income

Operating income at the utility segment decreased $0.5 million during the first six months of 2017, compared with the same period in 2016. The decrease was driven by the $27.1 million decrease in margins discussed above, partially offset by $26.6 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

We experienced lower overall operating expenses related to synergy savings resulting from the Integrys acquisition. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $17.0 million decrease in operation and maintenance expenses at our plants, partially related to the seasonal operation of the Pleasant Prairie Power Plant, the timing of planned outages and maintenance, and the sale of the MCPP in April 2016. See Note 2, Dispositions, for more information on the sale of the MCPP.

•	An $8.4 million decrease in electric and natural gas distribution expenses, due in part to the transfer of customers and their related sales to UMERC.

•	A $4.6 million decrease in transmission expenses, We Power costs, and regulatory amortizations and other pass-through expenses included in the table above.

These decreases in operating expenses were partially offset by a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 2, Dispositions, for more information on the sale of the MCPP.

06/30/2017 Form 10-Q	29	Wisconsin Electric Power Company

Equity in Earnings of Transmission Affiliate

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$—	$26.1	$(26.1)

At December 31, 2016, we owned approximately 23% of ATC. On January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 12, Related Parties, for more information.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$1.4	$2.9	$(1.5)
Other	7.4	3.3	4.1
Other income, net	$8.8	$6.2	$2.6

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Interest expense	$58.7	$58.5	$(0.2)

Income Tax Expense

	Six Months Ended June 30
	2017	2016	B (W)
Effective tax rate	36.1%	37.0%	0.9%

Our effective tax rate decreased by 0.9% when compared to the first six months of 2016, primarily due to increased renewable energy credits related to wind and favorable compensation expense in the first six months of 2017. We expect our 2017 annual effective tax rate to be between 36.0% and 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$359.9	$336.1	$23.8
Investing activities	(225.7)	(150.7)	(75.0)
Financing activities	(148.0)	(204.0)	56.0

Operating Activities

Net cash provided by operating activities increased $23.8 million during the first six months of 2017, compared with the same period in 2016, driven by:

•	A $107.0 million increase in cash related to a cash payment to WBS in the first six months of 2016 for transfers of certain benefit-related liabilities to WBS.

06/30/2017 Form 10-Q	30	Wisconsin Electric Power Company

•
A $47.8 million increase in cash from lower payments for operating and maintenance costs. During the first six months of 2017, our payments related to transmission, electric and natural gas distribution costs, electric generation costs, and employee benefits decreased.

These increases in net cash provided by operating activities were partially offset by:

•
A $64.0 million net decrease in cash related to $63.4 million of cash paid for income taxes during the first six months of 2017, compared with $0.6 million of cash received during the same period in 2016. This decrease in cash was primarily the result of the extension of bonus depreciation in December 2015.

•
A $42.9 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 23.8% during the first six months of 2017, compared with the same period in 2016.

•
An $18.0 million decrease in distributions received during the first six months of 2017, compared with the same period in 2016, due to the transfer of our investment in ATC to another subsidiary of WEC Energy Group. See Note 9, Investment in American Transmission Company, for more information.

Investing Activities

Net cash used in investing activities increased $75.0 million during the first six months of 2017, compared with the same period in 2016, driven by:

•	A $55.0 million increase in cash paid for capital expenditures during the first six months of 2017, compared with the same period in 2016, which is discussed in more detail below.

•	Cash of $13.1 million received during the first six months of 2016, related to transfers of certain software to WBS.

•
A $9.7 million decrease in the proceeds received from the sale of assets and businesses during the first six months of 2017, compared with the same period in 2016. See Note 2, Dispositions, for more information.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2017	2016	Change in 2017 Over 2016
Capital expenditures	$246.9	$191.9	$55.0

The increase in cash paid for capital expenditures during the first six months of 2017 was driven by upgrades of our natural gas and electric distribution systems, including meter and main replacement projects, and various projects at the OCPP.

See Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities decreased $56.0 million during the first six months of 2017, compared with the same period in 2016, primarily driven by:

•	A $100.0 million decrease in dividends paid on common stock. We paid a special dividend to our parent to balance our capital structure during the first six months of 2016.

•	A $75.0 million equity contribution received from our parent to balance the capital structure during the first six months of 2017.

06/30/2017 Form 10-Q	31	Wisconsin Electric Power Company

These decreases in net cash used in financing activities were partially offset by:

•
An $86.5 million net decrease in cash related to $84.0 million of net repayments of commercial paper during the first six months of 2017, compared with $2.5 million of net borrowings during the same period of 2016.

•	A $16.0 million increase in net repayments of our subsidiary's note to our parent during the first six months of 2017.

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

As of June 30, 2017, we were the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, we terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. As of June 30, 2017, the repurchased bonds were still outstanding but are not reported in our long-term debt since they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on this bond series and have it remarketed to third parties.

Working Capital

Although not the case as of June 30, 2017, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

In July 2017, Moody's downgraded our senior unsecured rating to A2 from A1. Moody's affirmed our P-1 commercial paper rating. We do not believe this change in rating will have a material impact on our ability to access capital markets.

06/30/2017 Form 10-Q	32	Wisconsin Electric Power Company

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

The majority of spending consists of upgrading our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

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

06/30/2017 Form 10-Q	33	Wisconsin Electric Power Company

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

06/30/2017 Form 10-Q	34	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2017 Form 10-Q	35	Wisconsin Electric Power Company

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

06/30/2017 Form 10-Q	36	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2017 Form 10-Q	37	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2017 Form 10-Q	38	Wisconsin Electric Power Company