Form 10-Q
period 2017-09-30
WISCONSIN ELECTRIC POWER CO
filed 2017-11-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
September 30, 2017

All of the common stock of Wisconsin Electric Power Company is owned by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

09/30/2017 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc.
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
AIA	Affiliated Interest Agreement
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.

09/30/2017 Form 10-Q	ii	Wisconsin Electric Power Company

MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
PWGS	Port Washington Generating Station
ROE	Return on Equity
Supreme Court	United States Supreme Court
VAPP	Valley Power Plant

09/30/2017 Form 10-Q	iii	Wisconsin Electric Power Company

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

09/30/2017 Form 10-Q	1	Wisconsin Electric Power Company

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•
The direct or indirect effect on our business resulting from terrorist incidents, the threat of terrorist incidents, and cyber security intrusion, including the failure to maintain the security of personally identifiable information, the associated costs to protect our assets and personal information, and the costs to notify affected persons to mitigate their information security concerns;

•	The investment performance of WEC Energy Group's employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The timing, costs, and anticipated benefits associated with the remaining integration efforts relating to WEC Energy Group's acquisition of Integrys;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•	The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•	Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

09/30/2017 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2017	2016	2017	2016
Operating revenues	$943.8	$1,023.8	$2,771.2	$2,876.5

Operating expenses
Cost of sales	336.5	357.1	959.0	977.8
Other operation and maintenance	332.6	359.4	988.1	1,043.8
Depreciation and amortization	83.0	81.9	247.8	243.1
Property and revenue taxes	28.3	29.0	85.0	87.0
Total operating expenses	780.4	827.4	2,279.9	2,351.7

Operating income	163.4	196.4	491.3	524.8

Equity in earnings of transmission affiliate	—	14.6	—	40.7
Other income, net	5.5	0.5	14.3	6.7
Interest expense	29.3	29.5	88.0	88.0
Other expense	(23.8)	(14.4)	(73.7)	(40.6)

Income before income taxes	139.6	182.0	417.6	484.2
Income tax expense	49.9	66.5	150.2	178.2
Net income	89.7	115.5	267.4	306.0

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$89.4	$115.2	$266.5	$305.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$3.3	$15.4
Accounts receivable and unbilled revenues, net of reserves of $41.2 and $40.9, respectively	439.5	503.2
Accounts and notes receivable from related parties	72.7	58.2
Materials, supplies, and inventories	294.6	271.0
Prepayments	100.1	138.0
Other	7.2	24.6
Current assets	917.4	1,010.4

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $3,701.0 and $3,619.6, respectively	9,907.3	9,832.3
Regulatory assets	2,126.0	2,036.6
Equity investment in transmission affiliate	—	402.0
Other	84.5	90.2
Long-term assets	12,117.8	12,361.1
Total assets	$13,035.2	$13,371.5

Liabilities and Equity
Current liabilities
Short-term debt	$59.0	$159.0
Current portion of long-term debt	250.0	—
Current portion of capital lease obligations	33.4	28.5
Subsidiary note payable to WEC Energy Group	—	18.5
Accounts payable	276.5	297.9
Accounts payable to related parties	119.2	112.9
Accrued payroll and benefits	44.3	51.8
Accrued taxes	30.8	46.0
Other	92.4	100.1
Current liabilities	905.6	814.7

Long-term liabilities
Long-term debt	2,411.7	2,661.1
Capital lease obligations	2,829.7	2,756.5
Deferred income taxes	2,214.2	2,333.3
Regulatory liabilities	829.7	853.9
Pension and OPEB obligations	154.9	167.6
Other	271.5	260.2
Long-term liabilities	8,711.7	9,032.6

Commitments and contingencies (Note 14)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	815.3	1,020.1
Retained earnings	2,239.3	2,140.8
Common shareholder's equity	3,387.5	3,493.8

Preferred stock	30.4	30.4
Total liabilities and equity	$13,035.2	$13,371.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2017	2016
Operating Activities
Net income	$267.4	$306.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	247.8	249.0
Deferred income taxes and investment tax credits, net	105.2	248.6
Contributions and payments related to pension and OPEB plans	(5.9)	(6.4)
Equity income in transmission affiliate, net of distributions	—	(13.0)
Proceeds from (payments for) liabilities transferred from (to) WBS	0.9	(116.1)
Change in –
Accounts receivable and unbilled revenues	49.0	13.1
Materials, supplies, and inventories	(23.6)	37.5
Prepaid taxes	31.2	(75.2)
Other current assets	5.3	16.1
Accounts payable	(14.6)	(12.2)
Accrued taxes	(15.2)	0.8
Other current liabilities	(15.6)	(5.8)
Other, net	(37.6)	(27.8)
Net cash provided by operating activities	594.3	614.6

Investing Activities
Capital expenditures	(405.7)	(322.5)
Capital contributions to transmission affiliate	—	(10.4)
Proceeds from the sale of assets	22.9	31.7
Proceeds from assets transferred to WBS	—	13.1
Short-term notes receivable from related parties, net	(3.1)	—
Other, net	3.8	2.9
Net cash used in investing activities	(382.1)	(285.2)

Financing Activities
Change in short-term debt	(100.0)	(39.5)
Repayment of subsidiary note to parent	(18.5)	(2.5)
Equity contribution from parent	75.0	—
Payments of dividends to parent	(180.0)	(320.0)
Payments of preferred stock dividends	(0.9)	(0.9)
Other, net	0.1	18.6
Net cash used in financing activities	(224.3)	(344.3)

Net change in cash and cash equivalents	(12.1)	(14.9)
Cash and cash equivalents at beginning of period	15.4	27.1
Cash and cash equivalents at end of period	$3.3	$12.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017

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

Prior to January 1, 2017, we owned approximately 23% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 13, Related Parties, for more information on the transfer.

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. UMERC holds the electric and natural gas distribution assets, previously held by WPS and us, located in the Upper Peninsula of Michigan. The existing contract between the Tilden Mining Company and us will remain in place until a new power generation solution for the region is commercially operational. See Note 13, Related Parties, and Note 16, Regulatory Environment, for more information on UMERC.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

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

09/30/2017 Form 10-Q	6	Wisconsin Electric Power Company

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MWs of natural gas-fired generation in the Upper Peninsula of Michigan. Upon receiving this approval, early retirement of the PIPP generating units became probable. The new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. The net book value of these units was $203.0 million at September 30, 2017. These units are currently included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. The net book value of these assets was transferred from plant in service to plant to be retired. See Note 16, Regulatory Environment, for more information regarding UMERC’s application.
NOTE 4—COMMON EQUITY

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and excess tax benefits could only be recognized to the extent they reduced taxes payable. In the first quarter of 2017, we recorded an $11.9 million cumulative-effect adjustment to retained earnings for excess tax benefits that had not been recognized in prior years as they did not reduce taxes payable. The following table shows the changes to our retained earnings for the nine months ended September 30, 2017:

(in millions)	Retained Earnings
Balance at December 31, 2016	$2,140.8
Net income	267.4
Common stock dividends	(180.0)
Preferred stock dividends	(0.9)
Cumulative effect of adoption of ASU 2016-09	11.9
Other	0.1
Balance at September 30, 2017	$2,239.3

ASU 2016-09 also requires excess tax benefits to be classified as an operating activity on the statement of cash flows. As we have elected to apply this provision on a prospective basis, the prior year amounts will continue to be reflected as a financing activity. As allowed under this ASU, we have also elected to account for forfeitures as they occur, rather than estimating potential future forfeitures and recording them over the vesting period.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2017 Form 10-Q	7	Wisconsin Electric Power Company

NOTE 5—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2017	December 31, 2016
Commercial paper
Amount outstanding	$59.0	$159.0
Weighted-average interest rate on amounts outstanding	1.19%	0.87%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2017, was $37.7 million with a weighted-average interest rate during the period of 1.04%.

In April 2017, our consolidated subsidiary, Bostco, paid off a note payable to our parent, WEC Energy Group.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2017
Revolving credit facility *	December 2020	$500.0

Less:
Letters of credit issued inside credit facility		$26.2
Commercial paper outstanding		59.0

Available capacity under existing agreement		$414.8

*	In October 2017, we extended the maturity of our credit facility to October 2022.

NOTE 6—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2017	December 31, 2016
Materials and supplies	$155.8	$148.1
Fossil fuel	93.5	91.1
Natural gas in storage	45.3	31.8
Total	$294.6	$271.0

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 7—FAIR VALUE MEASUREMENTS

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

09/30/2017 Form 10-Q	8	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2017
(in millions)	Level 1	Level 2		Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$0.1		$—	$1.0
Petroleum products contracts	0.8	—		—	0.8
FTRs	—	—		3.7	3.7
Coal contracts	—	0.9		—	0.9
Total derivative assets	$1.7	$1.0		$3.7	$6.4

Derivative liabilities
Natural gas contracts	$0.3	$0.1		$—	$0.4
Coal contracts	—	1.2	—	—	1.2
Total derivative liabilities	$0.3	$1.3		$—	$1.6

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.0	$0.8	$—	$6.8
Petroleum products contracts	0.2	—	—	0.2
FTRs	—	—	3.1	3.1
Coal contracts	—	1.9	—	1.9
Total derivative assets	$6.2	$2.7	$3.1	$12.0

Derivative liabilities
Natural gas contracts	$0.1	$—	$—	$0.1
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$0.2	$0.5	$—	$0.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

09/30/2017 Form 10-Q	9	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Balance at the beginning of the period	$6.0	$7.5	$3.1	$1.6
Purchases	—	—	6.9	8.1
Settlements	(2.3)	(2.1)	(6.3)	(4.3)
Balance at the end of the period	$3.7	$5.4	$3.7	$5.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.6	$30.4	$28.8
Long-term debt, including current portion	2,661.7	2,946.7	2,661.1	2,923.4

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

NOTE 8—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	September 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.8	$0.4	$6.3	$0.1
Petroleum products contracts	0.8	—	0.2	0.1
FTRs	3.7	—	3.1	—
Coal contracts	0.6	0.7	1.5	0.5
Total other current *	$5.9	$1.1	$11.1	$0.7

Other long-term
Natural gas contracts	$0.2	$—	$0.5	$—
Coal contracts	0.3	0.5	0.4	—
Total other long-term *	0.5	0.5	0.9	—
Total	$6.4	$1.6	$12.0	$0.7

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

09/30/2017 Form 10-Q	10	Wisconsin Electric Power Company

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	4.6 Dth	$(0.5)	6.8 Dth	$(0.5)
Petroleum products contracts	4.1 gallons	(0.5)	3.3 gallons	(0.4)
FTRs	6.9 MWh	2.4	7.7 MWh	4.5
Total		$1.4		$3.6

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	17.8 Dth	$0.2	27.0 Dth	$(12.5)
Petroleum products contracts	13.9 gallons	(1.4)	7.5 gallons	(1.9)
FTRs	21.2 MWh	6.9	18.6 MWh	6.8
Total		$5.7		$(7.6)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2017, we had posted cash collateral of $1.3 million in our margin accounts, and at December 31, 2016, we had received cash collateral of $3.4 million in our margin accounts. On our balance sheets, cash collateral provided to others is reflected in other current assets and cash collateral received is reflected in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$6.4	$1.6	$12.0		$0.7
Gross amount not offset on the balance sheet	(0.4)	(0.4)	(3.6)	*	(0.2)
Net amount	$6.0	$1.2	$8.4		$0.5

*	Includes cash collateral received of $3.4 million.

NOTE 9—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Service cost	$3.0	$2.7	$9.1	$7.9
Interest cost	11.8	12.4	35.3	37.3
Expected return on plan assets	(19.2)	(19.5)	(57.5)	(58.3)
Loss on plan settlement	0.7	—	3.5	—
Amortization of prior service cost	0.3	0.4	0.9	1.2
Amortization of net actuarial loss	8.8	8.1	26.5	24.3
Net periodic benefit cost	$5.4	$4.1	$17.8	$12.4

09/30/2017 Form 10-Q	11	Wisconsin Electric Power Company

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Service cost	$1.8	$1.9	$5.2	$5.5
Interest cost	3.0	3.3	9.2	9.9
Expected return on plan assets	(3.6)	(3.5)	(10.8)	(10.5)
Amortization of prior service credit	(0.2)	(0.3)	(0.8)	(0.8)
Amortization of net actuarial loss	—	0.2	—	0.7
Net periodic benefit cost	$1.0	$1.6	$2.8	$4.8

During the nine months ended September 30, 2017, we made payments of $3.9 million related to our pension plans and $2.0 million to our OPEB plans. We expect to make payments of $1.3 million related to our pension plans and $2.5 million related to our OPEB plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 10—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

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

	Three Months Ended September 30	Nine Months Ended September 30
(in millions)	2016	2017	2016
Balance at beginning of period	$394.8	$402.0	$382.2
Less: Transfer of ownership interest	—	402.0	—
Add: Earnings from equity method investment	14.6	—	40.7
Add: Capital contributions	5.8	—	10.4
Less: Distributions	9.7	—	27.7
Less: Other	—	—	0.1
Balance at end of period	$405.5	$—	$405.5

See Note 13, Related Parties, for more information on transactions with ATC.

NOTE 11—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2017, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, northern Wisconsin, and the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred all of our electric distribution assets and customers located in the Upper Peninsula of Michigan to UMERC, with the exception of the Tilden Mining Company. See Note 13, Related Parties, and Note 16, Regulatory Environment, for additional information. Our electric utility operations also include our steam operations, which produce, distribute, and sell steam to customers in metropolitan Milwaukee, Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in our three service areas within southeastern, east central, and northern Wisconsin.

Our other segment includes Bostco, our non-utility subsidiary that developed and invested in real estate. In March 2017, we sold substantially all of the remaining assets of Bostco. See Note 2, Dispositions, for more information. Prior to January 1, 2017, our other segment also included our approximate 23% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 10, Investment in American Transmission Company, for more information.

09/30/2017 Form 10-Q	12	Wisconsin Electric Power Company

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2017 and 2016:

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended September 30, 2017
Operating revenues	$943.8	$—	$943.8
Other operation and maintenance	332.6	—	332.6
Depreciation and amortization	83.0	—	83.0
Operating income	163.4	—	163.4
Interest expense	29.3	—	29.3

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended September 30, 2016
Operating revenues	$1,023.8	$—	$1,023.8
Other operation and maintenance	359.4	—	359.4
Depreciation and amortization	81.9	—	81.9
Operating income	196.4	—	196.4
Equity in earnings of transmission affiliate	—	14.6	14.6
Interest expense	29.3	0.2	29.5

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Nine Months Ended September 30, 2017
Operating revenues	$2,771.2	$—	$2,771.2
Other operation and maintenance	988.1	—	988.1
Depreciation and amortization	247.8	—	247.8
Operating income	491.3	—	491.3
Interest expense	87.7	0.3	88.0

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Nine Months Ended September 30, 2016
Operating revenues	$2,876.5	$—	$2,876.5
Other operation and maintenance	1,043.8	—	1,043.8
Depreciation and amortization	243.1	—	243.1
Operating income	524.8	—	524.8
Equity in earnings of transmission affiliate	—	40.7	40.7
Interest expense	87.3	0.7	88.0

NOTE 12—VARIABLE INTEREST ENTITIES

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

09/30/2017 Form 10-Q	13	Wisconsin Electric Power Company

American Transmission Company

As of December 31, 2016, we owned approximately 23% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. However, effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. ATC was a variable interest entity, but consolidation was not required since we were not ATC's primary beneficiary. We did not have the power to direct the activities that most significantly impacted ATC's economic performance. At December 31, 2016, we accounted for ATC as an equity method investment. See Note 10, Investment in American Transmission Company, for more information.

Purchased Power Agreement

We have a purchased power agreement that represents a variable interest. This agreement is for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately five years. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the purchased power agreement.

We have approximately $74.9 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the nine months ended September 30, 2017 and 2016 were $13.5 million and $40.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 13—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its subsidiaries, ATC, and other affiliated entities.

We provide and receive services, property, and other items of value to and from our parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. All of the applicable state commissions approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater, which is discussed in more detail below.

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

09/30/2017 Form 10-Q	14	Wisconsin Electric Power Company

Our balance sheets included the following receivables and payables related to transactions entered into with ATC:

(in millions)	September 30, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$1.0	$1.1
Accounts payable
Services received from ATC	20.2	20.0

The following table shows activity associated with our related party transactions:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Lease agreements
Lease payments to We Power (1)	$104.3	$91.4	$315.4	$308.8
Construction work in progress billed to We Power	5.9	10.8	31.1	28.5
Transactions with WBS (2)
Billings to WBS (3)	60.2	46.2	177.2	156.0
Billings from WBS (4)	49.4	40.4	152.1	266.0
Transactions with WPS (2)
Natural gas purchases from WPS	0.8	1.0	1.3	1.7
Billings to WPS	6.4	4.1	14.1	7.0
Billings from WPS	1.4	1.4	3.6	1.9
Transactions with WG
Natural gas purchases from WG	1.4	1.3	4.0	4.0
Services received from WG	6.0	6.0	17.3	16.5
Services provided to WG	16.3	15.5	48.2	45.4
Transactions with UMERC (5)
Electric sales to UMERC	9.0	—	23.1	—
Billings to UMERC (2)	18.7	—	52.6	—
Billings from UMERC (2)	14.6	—	45.1	—
Transactions with Bluewater (6)
Storage service fees	1.4	—	1.4	—
Transactions with ATC
Charges to ATC for services and construction	2.9	2.1	8.1	6.6
Charges from ATC for network transmission services	60.4	61.7	181.1	188.3
Refund from ATC per FERC ROE order	—	—	(19.4)	—

(1)	We make lease payments to We Power, another subsidiary of WEC Energy Group, for PWGS Units 1 and 2 and ERGS Units 1 and 2.

(2)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(3)
Includes $0.9 million, for the transfer of certain benefit-related liabilities from WBS for the nine months ended September 30, 2017. There were no transfers of assets to WBS or liabilities transferred from WBS for the three months ended September 30, 2017. For the nine months ended September 30, 2016, includes $13.1 million for the transfer of certain assets to WBS. There were no transfers of assets to WBS during the three months ended September 30, 2016.

(4)
Includes $9.1 million and $116.1 million, respectively, for the transfer of certain benefit-related liabilities to WBS for the three and nine months ended September 30, 2016. There were no benefit-related liabilities transferred to WBS for the three and nine months ended September 30, 2017.

(5)	UMERC became operational effective January 1, 2017. See below for more information.

(6)	The acquisition of Bluewater was completed June 30, 2017. See below for more information.

09/30/2017 Form 10-Q	15	Wisconsin Electric Power Company

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

UMERC obtains its energy and capacity requirements to supply its customers through power purchase agreements with us and WPS.

Parent Company's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, our parent company completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide for a portion of the current storage needs for our natural gas utility operations. In September 2017, we finalized a long-term service agreement with Bluewater to take the allocated storage. See Note 16, Regulatory Environment, for more information.

NOTE 14—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2017, were $10,094.8 million.

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

Air Quality

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the Clean Air Interstate Rule. The purpose of the CSAPR was to limit the interstate transport of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allowance allocation and trading plan. After several lawsuits and related appeals, in October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing the CSAPR on January 1, 2015. The emissions budgets of Phase I of the rule applied in 2015 and 2016, while the Phase II emissions budgets apply to 2017 and beyond.

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015 and issued the final rule in September 2016. We remain well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

09/30/2017 Form 10-Q	16	Wisconsin Electric Power Company

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

8-Hour Ozone National Ambient Air Quality Standards

The eastern portion of Kenosha County is currently designated as nonattainment with the 2008 ozone standard. In response, Wisconsin has updated the 2008 ozone NAAQS attainment plan for Kenosha County and submitted it to the EPA for approval. The plan concluded that Wisconsin will not need to implement any new regulatory measures or programs. The area is forecasted to meet the standard by the 2018 compliance date due to emission control measures already in place. We expect the EPA to issue a decision later in 2017.

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. This is expected to cause nonattainment for Wisconsin's Lake Michigan shoreline counties (or partial counties), with potential future impacts for our fossil-fueled power plant fleet. In January 2017, the EPA released preliminary interstate ozone transport modeling for the 2015 ozone NAAQS. The EPA is currently scheduled to finalize designations later in 2017. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We will not know the potential impacts for complying with the 2015 ozone NAAQS until the designations are final and until the state prepares a draft attainment plan.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a notice of proposed rulemaking to repeal the CPP. The EPA is expected subsequently to issue an

09/30/2017 Form 10-Q	17	Wisconsin Electric Power Company

advanced notice of proposed rulemaking that will solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation.

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

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at these plants. With the exception of Pleasant Prairie Power Plant (which has existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at the facilities. We provided information to the MDEQ about unit retirements. Based on discussions with the MDEQ, if we submit a signed certification stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), the EM BTA requirements will be waived. We expect to submit this certification in November 2017.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent guidelines (ELG) rule took effect in January 2016. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

After a final rule is back in effect, the WDNR and MDEQ have indicated that they will modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule.

09/30/2017 Form 10-Q	18	Wisconsin Electric Power Company

However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the Oak Creek site and Pleasant Prairie facilities. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7, OC 8, and the Pleasant Prairie units. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $55 million to $75 million for these advanced treatment and bottom ash transport systems. A similar system would be required at PIPP if we were not expecting to retire the plant. See the UMERC discussion in Note 16, Regulatory Environment, regarding the potential retirement of PIPP.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	September 30, 2017	December 31, 2016
Regulatory assets	$27.7	$29.9
Reserves for future remediation	16.5	19.0

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2017	2016
Cash (paid) for interest, net of amount capitalized	$(62.1)	$(62.9)
Cash (paid) for income taxes, net	(60.7)	(0.1)
Significant noncash transactions:
Accounts payable related to construction costs	8.5	5.3
Transfer of investment in ATC to another subsidiary of WEC Energy Group (1) (2)	415.4	—
Transfer of net assets to UMERC (1)	60.0	—

(1)	See Note 13, Related Parties, for more information on these transactions.

(2)	The amount transferred includes a $13.4 million receivable for distributions approved and recorded in December 2016.

09/30/2017 Form 10-Q	19	Wisconsin Electric Power Company

NOTE 16—REGULATORY ENVIRONMENT

2018 and 2019 Rates

During April 2017, we, along with WG and WPS, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which will freeze base rates through 2019 for electric and natural gas customers. Based on the PSCW order, our authorized ROE remains at 10.2%, and our current capital cost structure will remain unchanged through 2019. Various intervenors have filed requests for rehearing.

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs during the base rate freeze period by accelerating the recognition of certain tax benefits. In addition, we will defer the revenue requirement impacts of any federal corporate tax reform enacted in 2017 or during the base rate freeze period.

Pursuant to the settlement agreement, we also agreed to keep our earnings sharing mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide a portion of the current storage needs for our natural gas distribution service customers. As a result of this agreement, we, along with WG and WPS, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we finalized the long-term service agreement for the natural gas storage and filed with the PSCW for approval of this agreement. We expect to receive approval of the service agreement in the fourth quarter of 2017. See Note 13, Related Parties, for more information.

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

In October 2017, the MPSC approved both the agreement with Tilden and UMERC's application for a certificate of necessity to begin construction of the proposed generation. The new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. Tilden will remain our customer until this new generation begins commercial operation.

NOTE 17—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2017 Form 10-Q	20	Wisconsin Electric Power Company

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

We are finalizing our review of our contracts with customers and the related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider our tariff sales, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of our operating revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry. The final resolution of these issues could impact our current accounting policies and revenue recognition.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded, if applicable, with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

09/30/2017 Form 10-Q	21	Wisconsin Electric Power Company

component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. While we have not fully determined the impacts of the adoption of this standard, we expect that as a result of the application of accounting principles for rate regulated entities, a similar amount of net benefit cost (including non-service components), will be recognized in our financial statements consistent with the current ratemaking treatment. As a result, we believe the impacts of adoption will be limited to changes in classification of non-service costs in the income statements.

09/30/2017 Form 10-Q	22	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We have combined common functions with WG and operate under the trade name of "We Energies." We conduct our business primarily through our utility reportable segment. See Note 11, Segment Information, for more information on our reportable business segments.

Effective January 1, 2017, our customers and electric distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC, a new stand-alone utility subsidiary of WEC Energy Group. See Note 13, Related Parties, for more information.

Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 13, Related Parties, for more information.

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

WEC Energy Group has developed and is executing a strategy to reshape its generation portfolio in order to reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. Subject to final review, WEC Energy Group plans on retiring approximately 1,800 MWs of coal generation by 2020 across its electric utilities. See Note 3, Property, Plant, and Equipment, for

09/30/2017 Form 10-Q	23	Wisconsin Electric Power Company

information related to the planned retirement of our PIPP generation units. We, along with WEC Energy Group, are also reviewing retirements of additional coal-fueled generation units.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Earnings

Our consolidated earnings for the three months ended September 30, 2017 were $89.4 million, compared to $115.2 million for the same quarter in 2016. See below for additional information on the $25.8 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2017 and 2016, was $163.4 million and $196.4 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

09/30/2017 Form 10-Q	24	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the third quarter of 2017 with the third quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred our electric customers located in the Upper Peninsula of Michigan to UMERC. See Note 13, Related Parties, for more information.

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Electric revenues	$899.3	$980.4	$(81.1)
Fuel and purchased power	315.5	337.2	21.7
Total electric margins	583.8	643.2	(59.4)

Natural gas revenues	44.5	43.4	1.1
Cost of natural gas sold	21.0	19.9	(1.1)
Total natural gas margins	23.5	23.5	—

Total electric and natural gas margins	607.3	666.7	(59.4)

Other operation and maintenance	332.6	359.4	26.8
Depreciation and amortization	83.0	81.9	(1.1)
Property and revenue taxes	28.3	29.0	0.7
Operating income	$163.4	$196.4	$(33.0)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$111.2	$123.6	$12.4
We Power (1)	129.6	129.6	—
Transmission (2)	67.5	68.3	0.8
Regulatory amortizations and other pass through expenses (3)	24.3	24.1	(0.2)
Earnings sharing mechanisms	—	13.8	13.8
Total other operation and maintenance	$332.6	$359.4	$26.8

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the three months ended September 30, 2017 and 2016, $129.0 million and $120.0 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2017 and 2016, $86.8 million and $88.0 million, respectively, of costs were billed to us by transmission providers.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

09/30/2017 Form 10-Q	25	Wisconsin Electric Power Company

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	2,151.9	2,446.0	(294.1)
Small commercial and industrial	2,308.9	2,505.0	(196.1)
Large commercial and industrial	2,199.7	2,402.7	(203.0)
Other	33.2	30.2	3.0
Total retail	6,693.7	7,383.9	(690.2)
Wholesale	363.6	289.4	74.2
Resale	2,190.4	2,434.4	(244.0)
Total sales in MWh	9,247.7	10,107.7	(860.0)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	19.6	17.6	2.0
Commercial and industrial	13.4	12.7	0.7
Total retail	33.0	30.3	2.7
Transport	67.1	68.5	(1.4)
Total sales in therms	100.1	98.8	1.3

	Three Months Ended September 30
	Degree Days
Weather *	2017	2016	B(W)
Heating (118 normal)	72	27	45
Cooling (543 normal)	542	781	(239)

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $59.4 million during the third quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the lower electric utility margins were:

•
A $42.4 million decrease related to lower sales volumes during the third quarter of 2017, primarily driven by cooler summer weather. As measured by cooling degree days, the quarter ended September 30, 2017, was 30.6% cooler than the same quarter in 2016. Lower overall retail use per customer and the transfer of customers and their related sales to UMERC also contributed to the decrease.

•
A $25.3 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These decreases in margins were partially offset by $9.2 million of lower capacity payments to a counterparty during the third quarter of 2017.

09/30/2017 Form 10-Q	26	Wisconsin Electric Power Company

Operating Income

Operating income at the utility segment decreased $33.0 million during the third quarter of 2017, compared with the same quarter in 2016. This decrease was driven by the $59.4 million decrease in margins discussed above, partially offset by $26.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

We experienced lower overall operating expenses related to synergy savings resulting from WEC Energy Group's acquisition of Integrys. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•	A $13.8 million expense recorded in the third quarter of 2016 related to the earnings sharing mechanism in place. See Note 16, Regulatory Environment, for more information

•	An $11.6 million decrease in operation and maintenance expenses at our plants, primarily related to lower costs at the PIPP and the timing of planned outages and maintenance.

Equity in Earnings of Transmission Affiliate

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$—	$14.6	$(14.6)

At December 31, 2016, we owned approximately 23% of ATC. On January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 13, Related Parties, for more information.

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$0.7	$0.7	$—
Other	4.8	(0.2)	5.0
Other income, net	$5.5	$0.5	$5.0

The increase was due, in part, to expenses we incurred in the third quarter of 2016 related to the disposition of certain non-utility real estate assets.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Interest expense	$29.3	$29.5	$0.2

Income Tax Expense

	Three Months Ended September 30
	2017	2016	B (W)
Effective tax rate	35.7%	36.5%	0.8%

Our effective tax rate decreased by 0.8% when compared with the third quarter of 2016, primarily due to increased renewable energy credits related to wind and favorable compensation expense in the third quarter of 2017.

09/30/2017 Form 10-Q	27	Wisconsin Electric Power Company

NINE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Earnings

Our consolidated earnings for the nine months ended September 30, 2017 were $266.5 million, compared to $305.1 million for the same period in 2016. See below for additional information on the $38.6 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2017 and 2016, was $491.3 million and $524.8 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the nine months ended September 30, 2017, with the same period in 2016, including favorable or better, "B", and unfavorable or worse, "W", variances. Effective January 1, 2017, we transferred our electric customers located in the Upper Peninsula of Michigan to UMERC. See Note 13, Related Parties, for more information.

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Electric revenues	$2,514.7	$2,631.1	$(116.4)
Fuel and purchased power	809.4	841.9	32.5
Total electric margins	1,705.3	1,789.2	(83.9)

Natural gas revenues	256.5	245.4	11.1
Cost of natural gas sold	149.6	135.9	(13.7)
Total natural gas margins	106.9	109.5	(2.6)

Total electric and natural gas margins	1,812.2	1,898.7	(86.5)

Other operation and maintenance	988.1	1,043.8	55.7
Depreciation and amortization	247.8	243.1	(4.7)
Property and revenue taxes	85.0	87.0	2.0
Operating income	$491.3	$524.8	$(33.5)

09/30/2017 Form 10-Q	28	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$329.9	$366.6	$36.7
We Power (1)	384.3	385.5	1.2
Transmission (2)	202.0	205.8	3.8
Regulatory amortizations and other pass through expenses (3)	71.9	72.1	0.2
Earnings sharing mechanisms	—	13.8	13.8
Total other operation and maintenance	$988.1	$1,043.8	$55.7

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the nine months ended September 30, 2017 and 2016, $394.0 million and $383.5 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2017 and 2016, $221.4 million and $256.2 million, respectively, of costs were billed to us by transmission providers.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	5,774.7	6,206.7	(432.0)
Small commercial and industrial	6,610.7	6,915.4	(304.7)
Large commercial and industrial	6,277.4	7,156.1	(878.7)
Other	105.4	103.9	1.5
Total retail	18,768.2	20,382.1	(1,613.9)
Wholesale	1,207.9	803.0	404.9
Resale	5,387.4	6,290.6	(903.2)
Total sales in MWh	25,363.5	27,475.7	(2,112.2)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	221.9	233.5	(11.6)
Commercial and industrial	126.9	128.2	(1.3)
Total retail	348.8	361.7	(12.9)
Transport	227.6	239.6	(12.0)
Total sales in therms	576.4	601.3	(24.9)

09/30/2017 Form 10-Q	29	Wisconsin Electric Power Company

	Nine Months Ended September 30
	Degree Days
Weather *	2017	2016	B(W)
Heating (4,333 normal)	3,669	4,058	(389)
Cooling (704 normal)	745	977	(232)

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $83.9 million during the nine months ended September 30, 2017, compared with the same period in 2016. The significant factors impacting the lower electric utility margins were:

•
A $67.2 million decrease related to lower sales volumes during the nine months ended September 30, 2017, primarily driven by unfavorable weather, lower overall retail use per customer, and the transfer of customers and their related sales to UMERC. Cooler summer weather, warmer winter weather, and an additional day of sales during the same period in 2016 due to leap year contributed to the decrease. As measured by cooling degree days, the nine months ended September 30, 2017, was 23.7% cooler than the same period in 2016. As measured by heating degree days, the nine months ended September 30, 2017, was 9.6% warmer than the same period in 2016.

•
A $28.2 million period-over-period negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•	A $4.5 million decrease in steam margins driven by the sale of the MCPP in April 2016. See Note 2, Dispositions, for more information.

•
A $4.0 million decrease in margins related to the iron ore mines located in the Upper Peninsula of Michigan. In November 2016, one of the iron ore mines closed. With the return of the mines as retail customers in 2015, we continue to defer the majority of the margin from those sales and intend to apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding.

These decreases in margins were partially offset by $27.2 million of lower capacity payments to a counterparty during the nine months ended September 30, 2017.

Natural Gas Utility Margins

Natural gas utility margins decreased $2.6 million during the nine months ended September 30, 2017, compared with the same period in 2016. The most significant factor impacting the lower natural gas utility margins were lower sales volumes, primarily driven by warmer winter weather. An additional day of sales during 2016 due to leap year also contributed to the decrease.

Operating Income

Operating income at the utility segment decreased $33.5 million during the nine months ended September 30, 2017, compared with the same period in 2016. The decrease was driven by the $86.5 million decrease in margins discussed above, partially offset by $53.0 million of lower operating expenses.

We experienced lower overall operating expenses related to synergy savings resulting from WEC Energy Group's acquisition of Integrys. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $31.3 million decrease in operation and maintenance expenses at our plants, primarily related to the seasonal operation of the Pleasant Prairie Power Plant, lower costs at the PIPP, the timing of planned outages and maintenance, and the sale of the MCPP in April 2016. See Note 2, Dispositions, for more information on the sale of the MCPP.

09/30/2017 Form 10-Q	30	Wisconsin Electric Power Company

•	A $13.8 million expense recorded in the third quarter of 2016 related to the earnings sharing mechanism in place. See Note 16, Regulatory Environment, for more information.

•	A $10.7 million decrease in electric and natural gas distribution expenses, due in part to the transfer of electric customers and their related sales to UMERC.

•	A $5.2 million decrease in transmission expenses, We Power costs, and regulatory amortizations and other pass-through expenses included in the table above.

These decreases in operating expenses were partially offset by a $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 2, Dispositions, for more information on the sale of the MCPP.

Equity in Earnings of Transmission Affiliate

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$—	$40.7	$(40.7)

At December 31, 2016, we owned approximately 23% of ATC. On January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 13, Related Parties, for more information.

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$2.1	$3.6	$(1.5)
Other	12.2	3.1	9.1
Other income, net	$14.3	$6.7	$7.6

Other Income, net increased by $7.6 million when compared to the nine months ended September 30, 2016. The increase was driven by gains on property sales during the nine months ended September 30, 2017, compared with the same period in 2016, in addition to expenses we incurred in 2016 related to the disposition of certain non-utility real estate assets. These increases were partially offset by lower AFUDC during 2017.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Interest expense	$88.0	$88.0	$—

Income Tax Expense

	Nine Months Ended September 30
	2017	2016	B (W)
Effective tax rate	36.0%	36.8%	0.8%

Our effective tax rate decreased by 0.8% when compared with the nine months ended September 30, 2016, primarily due to increased renewable energy credits related to wind and favorable compensation expense during the nine months ended September 30, 2017. We expect our 2017 annual effective tax rate to be between 36.0% and 37.0%.

09/30/2017 Form 10-Q	31	Wisconsin Electric Power Company

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$594.3	$614.6	$(20.3)
Investing activities	(382.1)	(285.2)	(96.9)
Financing activities	(224.3)	(344.3)	120.0

Operating Activities

Net cash provided by operating activities decreased $20.3 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•
A $114.2 million decrease in cash related to lower overall collections from customers during the nine months ended September 30, 2017, compared with the same period in 2016. Collections from customers decreased primarily because of unfavorable weather and the loss of sales from the transfer of customers to UMERC in 2017.

•
A $60.6 million decrease in cash related to an increase in cash paid for income taxes during the nine months ended September 30, 2017, compared with the same period in 2016. This decrease in cash was primarily the result of the extension of bonus depreciation in December 2015.

•
A $34.4 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 14.1% during the nine months ended September 30, 2017, compared with the same period in 2016.

•
A $27.7 million decrease in distributions received during the nine months ended September 30, 2017, compared with the same period in 2016, due to the transfer of our investment in ATC to another subsidiary of WEC Energy Group. See Note 10, Investment in American Transmission Company, for more information.

These decreases in net cash provided by operating activities were partially offset by:

•
A $116.1 million increase in cash related to a cash payment to WBS during the nine months ended September 30, 2016 for transfers of certain benefit-related liabilities to WBS. We did not make a similar payment in 2017.

•
A $111.7 million increase in cash from lower payments for operating and maintenance costs. During the nine months ended September 30, 2017, our payments related to transmission, electric generation costs, and electric and natural gas distribution costs decreased.

Investing Activities

Net cash used in investing activities increased $96.9 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•	An $83.2 million increase in cash paid for capital expenditures during the nine months ended September 30, 2017, compared with the same period in 2016, which is discussed in more detail below.

•	Cash of $13.1 million received during the nine months ended September 30, 2016, related to transfers of certain software to WBS.

•
An $8.8 million decrease in the proceeds received from the sale of assets and businesses during the nine months ended September 30, 2017, compared with the same period in 2016. See Note 2, Dispositions, for more information.

09/30/2017 Form 10-Q	32	Wisconsin Electric Power Company

These increases in net cash used in investing activities were partially offset by $10.4 million of capital contributions paid to our transmission affiliate during the nine months ended September 30, 2016. We did not make similar contributions in 2017 due to the transfer of our investment in ATC.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2017	2016	Change in 2017 Over 2016
Capital expenditures	$405.7	$322.5	$83.2

The increase in cash paid for capital expenditures during the nine months ended September 30, 2017 was driven by upgrades of our natural gas and electric distribution systems, including meter and main replacement projects, and various projects at the OCPP.

See Capital Requirements - Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $120.0 million during the nine months ended September 30, 2017, compared with the same period in 2016, primarily driven by:

•	A $140.0 million decrease in dividends paid to our parent. We paid special dividends to our parent to balance our capital structure during the nine months ended September 30, 2016.

•	A $75.0 million equity contribution received from our parent to balance our capital structure during the nine months ended September 30, 2017.

These decreases in net cash used in financing activities were partially offset by:

•	A $60.5 million increase in net repayments of commercial paper during the nine months ended September 30, 2017.

•	A $16.0 million increase in net repayments of our subsidiary's note to our parent during the nine months ended September 30, 2017.

For more information on our short-term financing activities, see Note 5, Short-Term Debt and Lines of Credit.

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 5, Short-Term Debt and Lines of Credit, for more information on our credit facility.

09/30/2017 Form 10-Q	33	Wisconsin Electric Power Company

As of September 30, 2017, we were the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, we terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. As of September 30, 2017, the repurchased bonds were still outstanding but are not reported in our long-term debt since they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on this bond series and have it remarketed to third parties.

Working Capital

Although not the case as of September 30, 2017, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

(in millions)
2017	$576.7
2018	592.6
2019	541.2
Total	$1,710.5

The majority of spending consists of upgrading our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

09/30/2017 Form 10-Q	34	Wisconsin Electric Power Company

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 5, Short-Term Debt and Lines of Credit, and Note 12, Variable Interest Entities.

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

Environmental Matters

See Note 14, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

09/30/2017 Form 10-Q	35	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the Form 10-K disclosures, see Note 7, Fair Value Measurements, and Note 8, Derivative Instruments, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2017 Form 10-Q	36	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2016 Annual Report on Form 10-K. See Note 14, Commitments and Contingencies, in this report for more information on material legal proceedings and matters related to us.

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

ITEM 5. OTHER INFORMATION

In October 2017, Allen L. Leverett, Chief Executive Officer of Wisconsin Electric, suffered a stroke. Mr. Leverett has been released from the hospital and is making progress in his recovery and rehabilitation work. Pursuant to the Wisconsin Electric Bylaws, on October 31, 2017, the Wisconsin Electric Board ordered that the duties of Chief Executive Officer would be exercised by the President of Wisconsin Electric, J. Kevin Fletcher, on an interim basis. Mr. Fletcher has executed the certificates attached to this Form 10-Q in such capacity.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

09/30/2017 Form 10-Q	37	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 3, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2017 Form 10-Q	38	Wisconsin Electric Power Company