Form 10-K
period 2017-12-31
WISCONSIN ELECTRIC POWER CO
filed 2018-02-28
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ]    No [X]

As of June 30, 2017 (and currently), all of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2018

Common Stock, $10 par value, 33,289,327 shares outstanding

Documents incorporated by reference:

Portions of Wisconsin Electric Power Company's Definitive information statement on Schedule 14C for its Annual Meeting of Shareholders, to be held on April 26, 2018, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

2017 Form 10-K	i	Wisconsin Electric Power Company

2017 Form 10-K	ii	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc. (previously known as Integrys Energy Group, Inc.)
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc. (previously known as Wisconsin Energy Corporation)
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
Act 141	2005 Wisconsin Act 141
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

2017 Form 10-K	iii	Wisconsin Electric Power Company

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
ARRs	Auction Revenue Rights
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
GCRM	Gas Cost Recovery Mechanism
LMP	Locational Marginal Price
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Omnibus Stock Incentive Plan	WEC Energy Group 1993 Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
ROE	Return on Equity
RTO	Regional Transmission Organization
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company
Treasury Grant	Section 1603 Renewable Energy Treasury Grant
VAPP	Valley Power Plant

2017 Form 10-K	iv	Wisconsin Electric Power Company

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

•
The impact of federal, state, and local legislative and regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, and energy efficiency mandates;

•
The uncertainty surrounding the recently enacted Tax Legislation, including implementing regulations and IRS interpretations, the amount to be returned to our ratepayers, and its impact, if any, on our credit ratings;

•
Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•
Factors affecting the implementation of WEC Energy Group's generation reshaping plan, including related regulatory decisions, the cost of materials, supplies, and labor, and the feasibility of competing projects;

•	Increased pressure on us by investors and other stakeholder groups to take more aggressive action to reduce future GHG emissions in order to limit future global temperature increases;

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

2017 Form 10-K	1	Wisconsin Electric Power Company

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

•
The direct or indirect effect on our business resulting from terrorist attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns;

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The timing, costs, and anticipated benefits associated with the remaining integration efforts relating to WEC Energy Group's acquisition of Integrys;

•	Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely or within budgets;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•
The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both integrating and continuing to consolidate WEC Energy Group's enterprise systems with those of its other utilities;

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

2017 Form 10-K	2	Wisconsin Electric Power Company

PART I

ITEM 1. BUSINESS

A. INTRODUCTION

In this report, when we refer to "us," "we," "our," or "ours," we are referring to Wisconsin Electric Power Company and our subsidiary, Bostco. References to "Notes" are to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We are a subsidiary of WEC Energy Group and were incorporated in the state of Wisconsin in 1896. We maintain our principal executive offices in Milwaukee, Wisconsin and serve customers in Wisconsin and served customers in the Upper Peninsula of Michigan through December 31, 2016. Effective January 1, 2017, we transferred our electric customers and distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility. UMERC became operational effective January 1, 2017. See Note 21, Regulatory Environment, for more information on UMERC.

We conduct our business primarily through our utility reportable segment. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 16, Investment in American Transmission Company, for more information. In March 2017, we sold the remaining real estate holdings of Bostco located in downtown Milwaukee, Wisconsin, which included retail, office, and residential space. See Note 3, Dispositions, for more information on the sale of the remaining real estate holdings of Bostco.

For more information about our utility operations, including financial and geographic information, see Note 17, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

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

B. UTILITY SEGMENT

ELECTRIC UTILITY OPERATIONS

We are the largest electric utility in the state of Wisconsin. We generate and distribute electric energy to customers located in southeastern Wisconsin (including the metropolitan Milwaukee area), east central Wisconsin, and northern Wisconsin, and serve an iron ore mine customer, Tilden, in the Upper Peninsula of Michigan.

Through December 31, 2016, we served electric customers in the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred our electric customers (other than Tilden) and electric distribution assets located in the Upper Peninsula of Michigan to UMERC, a stand-alone utility owned by WEC Energy Group. See Note 4, Related Parties, and Note 21, Regulatory Environment, for more information. UMERC currently meets its market obligations through power purchase agreements with us and WPS. UMERC will begin to generate electricity when its new generation solution in the Upper Peninsula of Michigan begins commercial operation, which is expected to occur in 2019.

2017 Form 10-K	3	Wisconsin Electric Power Company

Operating Revenues

The following table shows electric utility operating revenues, including steam operations, for the past three years:

	Year Ended December 31
(in millions)	2017	2016	2015
Operating revenues
Residential	$1,178.4	$1,243.3	$1,207.6
Small commercial and industrial	1,015.9	1,046.1	1,036.8
Large commercial and industrial	657.3	699.3	727.7
Other	21.2	21.0	22.1
Total retail revenues	2,872.8	3,009.7	2,994.2
Wholesale	118.8	88.7	101.4
Resale	238.0	224.4	228.2
Steam	23.3	27.2	41.0
Other operating revenues *	83.3	90.6	89.6
Total operating revenues	$3,336.2	$3,440.6	$3,454.4

*
Includes SSR revenues, rent income, and ancillary revenues, partially offset by revenues from Tilden that are being deferred until a future rate proceeding. For more information, see the discussion below under the heading "Large Electric Retail Customers."

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail and wholesale customers and distribution sales to those customers who switched to an alternative electric supplier. In 2017, retail electric revenues accounted for 86.1% of total electric operating revenues, while wholesale and resale electric revenues accounted for 10.7% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Operating Income for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities. Although we no longer provide electric service in certain territories in the state of Michigan, we continue, on an interim basis, to provide service to the Tilden mine located in the Upper Peninsula of Michigan. See the discussion below under the heading "Large Electric Retail Customers."

We buy and sell wholesale electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets, compared to our competitors, affects how often our generating units are dispatched and whether we buy and sell power. For more information, see D. Regulation.

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

Electric Sales Forecast

Our service territory experienced slightly lower weather-normalized retail electric sales in 2017, driven by the transfer of customers to UMERC and lower use per residential customer. We currently forecast retail electric sales volumes and the associated peak demand, excluding the Tilden mine located in the Upper Peninsula of Michigan, to remain flat over the next five years, assuming normal weather. The Tilden mine will no longer be a retail customer of ours once UMERC's new generation solution in the Upper Peninsula of Michigan begins commercial operation, which is expected to occur in 2019.

2017 Form 10-K	4	Wisconsin Electric Power Company

Customers

	Year Ended December 31
(in thousands)	2017	2016	2015
Electric customers – end of year
Residential	1,009.1	1,026.0	1,020.8
Small commercial and industrial	114.5	116.7	116.0
Large commercial and industrial	0.7	0.7	0.7
Other	2.5	2.5	2.6
Total electric customers – end of year	1,126.8	1,145.9	1,140.1

Steam customers – end of year	0.4	0.4	0.4

Large Electric Retail Customers

We provide electric utility service to a diversified base of customers in such industries as metals manufacturing, governmental, food products, other manufacturing, health services, mining, retail, and education.

In February 2015, Tilden, along with another affiliated iron ore mine located in the Upper Peninsula of Michigan, returned as customers after choosing an alternative electric supplier in September 2013. We entered into a contract with each of the mines to provide full requirements electric service through December 31, 2019. Since 2015, we have been deferring, and expect to continue to defer, the revenue less cost of sales from the mine sales and will apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding.

In 2016, one of the iron ore mines closed, and the related contract for full requirements electric service was terminated. In August 2016, WEC Energy Group entered into a new agreement with Tilden under which it will purchase electric power from UMERC for 20 years for the remaining mine, contingent upon UMERC's construction of natural gas-fired generation in the Upper Peninsula of Michigan. Tilden will continue to receive full requirements electric service from us under the existing contract until UMERC's generation solution in the Upper Peninsula of Michigan begins commercial operation, which is expected to occur in 2019. See Note 4, Related Parties, and Note 21, Regulatory Environment, for more information.

Wholesale Customers

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers. Wholesale sales accounted for 4.6%, 3.2%, and 3.4% of total electric energy sales volumes during 2017, 2016, and 2015, respectively. Wholesale revenues accounted for 3.6%, 2.6%, and 2.9% of total electric operating revenues during 2017, 2016, and 2015, respectively.

Resale

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on availability of our generation and market demand. Resale sales accounted for 23.5%, 23.0%, and 23.8% of total electric energy sales volumes during 2017, 2016, and 2015, respectively. Resale revenues accounted for 7.1%, 6.5%, and 6.6% of total electric operating revenues during 2017, 2016, and 2015, respectively. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

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

2017 Form 10-K	5	Wisconsin Electric Power Company

Our rated capacity by fuel type as of December 31, including the units we lease from We Power, is shown below. For more information on our electric generation facilities, see Item 2. Properties.

	Rated Capacity in MW (1)
	2017	2016	2015
Coal	3,599	3,582	3,589
Natural gas:
Combined cycle	1,182	1,140	1,082
Steam turbine (2)	240	240	240
Natural gas/oil peaking units (3)	982	962	962
Renewables (4)	191	190	187
Total rated capacity	6,194	6,114	6,060

(1)
Rated capacity is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. We are a summer peaking electric utility, and amounts are based on expected capacity ratings for the following summer. The values were established by tests and may change slightly from year to year.

(2)	The natural gas steam turbine represents the rated capacity associated with VAPP.

(3)
The dual-fueled facilities generally burn oil only if natural gas is not available due to constraints on the natural gas pipeline and/or at the local natural gas distribution company that delivers natural gas to the plants.

(4)	Includes hydroelectric, biomass, and wind generation.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2018:

	Estimate	Actual
	2018	2017	2016	2015
Company-owned or leased generation units:
Coal	47.5%	50.8%	49.9%	53.5%
Natural gas:
Combined cycle	16.5%	14.7%	15.9%	13.0%
Steam turbine	0.7%	1.1%	1.2%	1.4%
Natural gas/oil peaking units	0.4%	0.5%	0.7%	0.6%
Renewables	3.6%	3.8%	3.5%	3.5%
Total company-owned or leased generation units	68.7%	70.9%	71.2%	72.0%
Power purchase contracts:
Nuclear	25.5%	25.2%	24.6%	24.5%
Natural gas	3.0%	1.8%	2.4%	1.7%
Renewables	1.7%	1.8%	1.8%	1.1%
Other	—%	—%	—%	0.7%
Total power purchase contracts	30.2%	28.8%	28.8%	28.0%
Purchased power from MISO	1.1%	0.3%	—%	—%
Total purchased power	31.3%	29.1%	28.8%	28.0%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

Coal-Fired Generation

Our coal-fired generation, including the ERGS units we lease from We Power, consists of four operating plants with a rated capacity of 3,599 MW as of December 31, 2017. For more information about our operating plants, see Item 2. Properties. As a result of WEC Energy Group's generation reshaping plan, we expect to retire 1,547 MW of coal generation by 2020 with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. For more information about future retirement of our plants, see Note 6, Property, Plant, and Equipment.

2017 Form 10-K	6	Wisconsin Electric Power Company

Natural Gas-Fired Generation

Our natural gas-fired generation, including the PWGS units we lease from We Power, consists of four operating plants, including peaking units, with a rated capacity of 2,204 MW as of December 31, 2017. For more information about our operating plants, see Item 2. Properties.

Oil-Fired Generation

Fuel oil is used for combustion turbines at certain of our natural gas-fired plants as well as for ignition and flame stabilization at one of our coal-fired plants. Our oil-fired generation had a rated capacity of 200 MW as of December 31, 2017. We also have natural gas-fired peaking units with a rated capacity of 782 MW, which have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our operating plants, see Item 2. Properties.

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources. This helps us maintain compliance with renewable energy legislation in Wisconsin and Michigan. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators. For more information about our renewable generation, see Item 2. Properties.

Hydroelectric

Our hydroelectric generating system consists of 13 operating plants with both a total installed capacity and a rated capacity of 90 MW as of December 31, 2017. All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Wind

We have four wind sites, consisting of 200 turbines, with an installed capacity of 339 MW and a rated capacity of 51 MW as of December 31, 2017.

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

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 15.8% installed capacity reserve margin requirement for the planning year from June 1, 2017, through May 31, 2018, and a 17.1% installed capacity reserve margin requirement for the planning year from June 1, 2018, through May 31, 2019. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the average forced outage rate of generation within the MISO footprint.

2017 Form 10-K	7	Wisconsin Electric Power Company

Michigan recently passed legislation requiring all electric providers to demonstrate to the MPSC that they have enough resources to serve the anticipated needs of their customers for a minimum of four consecutive planning years beginning in the upcoming planning year June 1, 2018, through May 31, 2019. The MPSC has established future planning reserve margin requirements based on the same study conducted by MISO that determines the short-term reserve margin requirements.

In both of our Wisconsin and Michigan jurisdictions, we had adequate capacity through company-owned generation units, leased generating units, and power purchase contracts to meet the MISO calculated planning reserve margin during the current and first upcoming planning years. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for future planning years in both jurisdictions. However, extremely hot weather, unexpected equipment failure, or unavailability across the 15-state MISO footprint could require us to call upon load management procedures. Load management procedures allow for the reduction of energy use through agreements with customers to directly shut off their equipment or through interruptible service, where customers agree to reduce their load in the case of an emergency interruption.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see D. Regulation.

Our average fuel and purchased power costs per MWh by fuel type were as follows for the years ended December 31:

	2017	2016	2015
Coal	$22.26	$22.68	$25.25
Natural gas combined cycle	22.85	19.13	23.44
Natural gas/oil peaking units	60.44	46.99	56.33
Biomass	118.76	103.24	168.84
Purchased power	45.50	43.51	43.87

We purchase coal under long-term contracts, which helps with price stability. In the past, coal and associated transportation services were exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To moderate the volatility, we were given PSCW approval for a hedging program, which allows us to hedge up to 75% of our potential risks related to rail transportation fuel surcharge exposure. However, due to decreased volatility over the last two years, we suspended the fuel surcharge hedging program in 2017.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. We also have a PSCW-approved program that allows us to hedge up to 75% of our estimated natural gas use for electric generation in order to help manage our natural gas price risk.

Our hedging programs are generally implemented on a 36-month forward-looking basis. The results of these programs are reflected in the average costs of natural gas and purchased power.

Coal Supply

We diversify the coal supply for our electric generating facilities by purchasing coal from several mines in Wyoming, as well as from various other states. For 2018, approximately 84% of our total projected coal requirements of 8.6 million tons are contracted under fixed-price contracts. See Note 19, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2018	7,261
2019	4,536
2020	2,108

2017 Form 10-K	8	Wisconsin Electric Power Company

Coal Deliveries

All of our 2018 coal requirements are expected to be shipped by our owned or leased unit trains under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming, Pennsylvania, and Montana. The coal is transported by train to our rail-served electric-generating facilities and to dock storage in Superior, Wisconsin, until needed by our lake vessel-served facility. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Midcontinent Independent System Operator Costs

In connection with its status as a FERC approved RTO, MISO developed and operates the MISO Energy Markets, which include its bid-based energy markets and ancillary services market. We are a participant in the MISO Energy Markets. For more information on MISO, see D. Regulation.

Power Purchase Commitments

We enter into short and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties for the next five years are 1,279 MW per year, which exclude planning capacity purchases. This amount includes 1,033 MW per year related to a long-term power purchase agreement for electricity generated by Point Beach. Due to the planned retirement of generation resources, we have entered into purchase agreements to procure additional planning capacity in order to maintain our compliance with planning reserve requirements as established by the PSCW, MPSC, and MISO.

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

Environmental Matters

For information regarding environmental matters, especially as they relate to coal-fired generating facilities, see Note 19, Commitments and Contingencies.

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

2017 Form 10-K	9	Wisconsin Electric Power Company

Natural Gas Utility Operating Statistics

The following table shows certain natural gas utility operating statistics for the past three years:

	Year Ended December 31
	2017	2016	2015
Operating revenues (in millions)
Residential	$249.0	$238.6	$256.6
Commercial and industrial	114.3	105.0	118.9
Total retail revenues	363.3	343.6	375.5
Transport	13.7	13.6	16.0
Other operating revenues *	(1.5)	(5.0)	8.2
Total	$375.5	$352.2	$399.7

Customers – end of year (in thousands)
Residential	445.9	442.0	438.7
Commercial and industrial	39.6	39.4	39.1
Transport	0.8	0.7	0.7
Total customers	486.3	482.1	478.5

*	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

Natural Gas Deliveries

Our gas therm deliveries include customer-owned transported natural gas. Transported natural gas accounted for approximately 36.9% of the total volumes delivered during 2017, 38.0% during 2016, and 36.4% during 2015. Our peak daily send-out during 2017 was 6.8 million therms on December 27, 2017.

Large Natural Gas Customers

We provide natural gas utility service to a diversified base of industrial customers who are largely within our electric service territory. Major industries served include governmental, education, restaurants, paper mills, and food products.

Natural Gas Sales Forecast

Our service territory experienced growth in weather-normalized natural gas deliveries (excluding natural gas deliveries for electric generation) in 2017 due to positive customer growth, an improving economy, and favorable natural gas prices. We currently forecast retail natural gas delivery volumes to grow at a rate between flat and 0.5% over the next five years, assuming normal weather. The forecast projects declining average usage per customer partially offsetting positive customer growth.

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 19, Commitments and Contingencies.

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

Due to the daily and seasonal variations in natural gas usage in Wisconsin, we have also contracted for substantial underground storage capacity, primarily in Michigan. We target storage inventory levels at approximately 40% of forecasted winter demand; November through March is considered the winter season. Storage capacity, along with our natural gas purchase contracts, enables us to manage significant changes in daily demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months when demand is lower and withdraw it in the winter months.

2017 Form 10-K	10	Wisconsin Electric Power Company

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

To ensure a reliable supply of natural gas during peak winter conditions, we have liquefied natural gas and propane facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers.

In June 2017, our parent company completed the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that will provide a portion of the current storage needs for our natural gas utility operations. We have entered into a long-term service agreement to take the allocated storage. See Note 2, Acquisitions, for more information on this transaction.

Term Natural Gas Supply

We have contracts for firm supplies with terms of 3–5 months with suppliers for natural gas acquired in the Chicago, Illinois market hub and in the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 10.2 million therms for the 2017 through 2018 heating season.

Secondary Market Transactions

Pipeline and storage capacity and natural gas supplies under contract can be resold in secondary markets. Local distribution companies, like our natural gas operations, must contract for capacity and supply sufficient to meet the firm peak-day demand of their customers. Peak or near-peak demand days generally occur only a few times each year. The secondary markets facilitate higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and natural gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. During 2017, we continued to participate in the secondary markets. For information on our GCRM, see Note 1(d), Revenues and Customer Receivables.

Spot Market Natural Gas Supply

We expect to continue to make natural gas purchases in the spot market as price and other circumstances dictate. We have supply relationships with a number of sellers from whom we purchase natural gas in the spot market.

Hedging Natural Gas Supply Prices

We have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand using a mix of NYMEX-based natural gas options and futures contracts. This approval allows us to pass 100% of the hedging costs (premiums, brokerage fees and losses) and proceeds (gains) to customers through our GCRM. Hedge targets (volumes) are provided annually to the PSCW as part of our three-year natural gas supply plan and risk management filing.

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

2017 Form 10-K	11	Wisconsin Electric Power Company

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

C. OTHER SEGMENT

Our other segment includes Bostco, our non-utility subsidiary that was originally formed to develop and invest in real estate. In March 2017, we sold the remaining real estate holdings of Bostco located in downtown Milwaukee, Wisconsin, which included retail, office, and residential space. See Note 3, Dispositions, for more information. Bostco no longer has significant operations.

Prior to January 1, 2017, our other segment also included our approximate 23% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 16, Investment in American Transmission Company, for more information.

D. REGULATION

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

*
Effective January 1, 2017, we transferred all of our electric distribution assets and customers located in the Upper Peninsula of Michigan to UMERC, with the exception of the Tilden. See Note 4, Related Parties, and Note 21, Regulatory Environment, for more information.

2017 Form 10-K	12	Wisconsin Electric Power Company

Embedded within our electric rates is an amount to recover fuel and purchased power costs. The Wisconsin retail fuel rules require us to defer, for subsequent rate recovery or refund, any under-collection or over-collection of fuel and purchased power costs that are outside of our symmetrical fuel cost tolerance, which the PSCW typically sets at plus or minus 2% of our approved fuel and purchased power cost plan. Our deferred fuel and purchased power costs are subject to an excess revenues test. If our ROE in a given year exceeds the ROE authorized by the PSCW, the recovery of under-collected fuel and purchased power costs would be reduced by the amount by which our return exceeds the authorized amount. Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our Michigan retail electric customer and our wholesale electric customers.

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

For information on how our rates are set, see Note 21, Regulatory Environment. Orders from our respective regulators can be viewed at the following websites:

Regulatory Commission	Website
PSCW	https://psc.wi.gov/
MPSC	http://www.michigan.gov/mpsc/
FERC	http://www.ferc.gov/

The material and information contained on these websites are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2017		2016		2015
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$2,901.2	87.0%	$2,973.3	86.4%	$2,961.9	85.7%
Michigan *	78.2	2.3%	154.2	4.5%	163.0	4.7%
FERC – Wholesale *	356.8	10.7%	313.1	9.1%	329.5	9.6%
Total	3,336.2	100.0%	3,440.6	100.0%	3,454.4	100.0%

Natural Gas – Wisconsin	375.5	100.0%	352.2	100.0%	399.7	100.0%

Total utility operating revenues	$3,711.7		$3,792.8		$3,854.1

*
Effective January 1, 2017, we transferred all of our electric distribution assets and customers located in the Upper Peninsula of Michigan to UMERC, with the exception of Tilden. UMERC currently purchases a portion of its power from us. The revenues received from UMERC are primarily included in the FERC - Wholesale line above. See Note 4, Related Parties, and Note 21, Regulatory Environment, for additional information on UMERC.

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

2017 Form 10-K	13	Wisconsin Electric Power Company

As part of MISO, a market-based platform was developed for valuing transmission congestion premised upon the LMP system that has been implemented in certain northeastern and mid-Atlantic states. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2017, through May 31, 2018. The resulting ARR valuation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has instituted an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. Our capacity requirements during the 2017 planning year were fulfilled using our own capacity resources.

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

We are subject to Act 141 in Wisconsin and Public Acts 295 and 342 in Michigan, which contain certain minimum requirements for renewable energy generation. See Note 19, Commitments and Contingencies, for more information.

All of our hydroelectric facilities follow FERC guidelines and/or regulations.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the Pipeline and Hazardous Materials Safety Administration and the PSCW are responsible for monitoring and enforcing requirements governing our natural gas safety compliance programs for our pipelines under United States Department of Transportation regulations. These regulations include 49 Code of Federal Regulations (CFR) Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

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

Anticipated expenditures for environmental compliance and remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of matters related to manufactured gas plant sites and air and water quality, see Note 19, Commitments and Contingencies.

2017 Form 10-K	14	Wisconsin Electric Power Company

F. EMPLOYEES

As of December 31, 2017, we had 2,945 employees.

As of December 31, 2017, we had employees represented under labor agreements with the following bargaining units:

	Number of Employees	Expiration Date of Current Labor Agreement
Local 2150 of International Brotherhood of Electrical Workers, AFL-CIO	1,627	August 15, 2020
Local 420 of International Union of Operating Engineers, AFL-CIO	443	September 30, 2021
Local 2006 Unit 1 of United Steel Workers of America, AFL-CIO	124	October 31, 2021
Local 510 of International Brotherhood of Electrical Workers, AFL-CIO	89	October 31, 2020
Total	2,283

2017 Form 10-K	15	Wisconsin Electric Power Company

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

We are subject to significant state, local, and federal governmental regulation, including regulation by the PSCW, MPSC, and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; our authorized rates of return; construction and operation of electric generating facilities and electric and natural gas distribution systems and the ability to recover such costs; decommissioning generating facilities and the ability to recover the related costs and continuing to recover the return on the carrying value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent on regulatory action, and there is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured, and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

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

If we are unable to recover costs of complying with regulations or other associated costs in customer rates in a timely manner, or if we are unable to obtain, renew, or comply with these governmental permits, approvals, authorizations, certificates, or licenses, our results of operations and financial condition could be materially and adversely affected.

We face significant costs to comply with existing and future environmental laws and regulations.

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

2017 Form 10-K	16	Wisconsin Electric Power Company

The EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the Clean Air Act through the NAAQS, the Mercury and Air Toxics Standards rule, the CPP, the CSAPR, and other air quality regulations. In addition, the EPA finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. The EPA and the United States Army Corps of Engineers (Army Corps) have also adopted a final rule that would expand traditional federal jurisdiction over navigable waters and related wetlands for permitting and other regulatory matters; however, this rule has been stayed, and the EPA and the Army Corps have proposed rescinding it. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations. In addition, as a result of the new Federal Executive Administration taking office in January 2017 and the actions it has taken to date, as well as other factors, there is uncertainty as to what capital expenditures or additional costs may ultimately be required to comply with existing and future environmental laws and regulations.

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

As a result, certain of our coal-fired electric generating facilities may become uneconomical to maintain and operate, which could result in some of these units being retired or converted to an alternative type of fuel. For example, we expect to retire 1,547 MW of coal generation by 2020, including Pleasant Prairie power plant and PIPP. If other generation facility owners in the Midwest retire a significant number of older coal-fired generation facilities, a potential reduction in the region's capacity reserve margin below acceptable risk levels may result. This could impair the reliability of the grid in the Midwest, particularly during peak demand periods. A reduction in available future capacity could also adversely affect our ability to serve our customers' needs.

We are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer costs (recorded as regulatory assets) incurred in connection with our former manufactured gas plant sites. These costs include all costs incurred to date that we expect to recover, management's best estimates of future costs for investigation and remediation, related legal expenses, and are net of amounts recovered by or that may be recovered from insurance or other third parties. Due to the potential for imposition of stricter standards and greater regulation in the future, the possibility that other potentially responsible parties may not be financially able to contribute to cleanup costs, a change in conditions or discovery of additional contamination, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate or could vary from the amounts currently accrued.

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

Federal, state, regional, and international authorities have undertaken efforts to limit GHG emissions. In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the CPP, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units

2017 Form 10-K	17	Wisconsin Electric Power Company

and new fossil-fueled power plants. With the January 2017 change in the Federal Executive Administration, the legal and regulatory future of federal GHG regulations, including the CPP, faces increased uncertainty. We are continuing to analyze the GHG emission profile of our electric generation resources and to work with other stakeholders to determine the potential impacts to our operations of the CPP, any successor rule, and federal GHG regulations in general.

In October 2015, numerous states (including Wisconsin and Michigan) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan to implement the CPP.

There is no guarantee that we will be allowed to fully recover costs incurred to comply with the CPP or other federal regulations, or that cost recovery will not be delayed or otherwise conditioned. The CPP and any other related regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. In December 2016, Michigan enacted Act 342, which retains the 10% renewable energy portfolio requirement for years 2016 through 2018, increases the requirement to 12.5% for years 2019 through 2020, and increases the requirement to 15.0% for 2021. These regulations, as well as changes in the fuel markets and advances in technology, could make some of our electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could affect unit retirement and replacement decisions in the future. These regulations could also adversely affect our future results of operations, cash flows, and financial condition.

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

We also continue to monitor efforts by investors and other stakeholders to increase pressure on us and others to take more aggressive action to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Recent changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Recently enacted United States federal income tax legislation significantly changed the United States Internal Revenue Code, including taxation of United States corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The Tax Legislation is unclear in certain respects and will require interpretations and implementing regulations by the Treasury Department and the IRS, as well as state income tax authorities, and the Tax Legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the Tax Legislation. In addition, the regulatory treatment of the impacts of the Tax Legislation will be subject to the discretion of the FERC and state public utility commissions. State and local taxing authorities are in the early stages

2017 Form 10-K	18	Wisconsin Electric Power Company

of evaluating the impact of federal income tax reform, and any changes on the state or local level could lessen or increase the impacts of the Tax Legislation.

Although it is unclear when or how capital markets, credit rating agencies, the FERC, or state public utility commissions may ultimately respond to the Tax Legislation, we do expect that certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted as a result of certain limitations on tax deductions. It is uncertain how credit rating agencies will treat the impacts of the Tax Legislation on their credit ratings and metrics, and whether additional opportunities will evolve for companies to manage the adverse aspects of the Tax Legislation, including the impacts on certain credit metrics.

In addition, the FERC and state public utility commissions have started to engage with us to determine how any tax savings will be returned to customers. We expect that we will return the tax benefits to our customers through refunds, bill credits, or reductions in regulatory assets. The amount of tax benefits to be returned to customers will ultimately be determined by our regulators. If the amounts our regulators order us to return to customers exceeds the actual amount of tax savings realized, or our regulators require the tax savings to be applied in a manner other than we had expected, it could have a material adverse effect on our financial condition, results of operations, and cash flow.

While our analysis and interpretation of the Tax Legislation is preliminary and ongoing, based on our current evaluation, we do not expect the limitations on interest deductions to materially adversely affect our earnings. Any amendments to the Tax Legislation or interpretations or implementing regulations by the Treasury Department and/or the IRS contrary to our interpretation of the Tax Legislation could limit our ability to deduct the interest on some of our outstanding debt.

There may be other material adverse effects resulting from the Tax Legislation that we have not yet identified. If we are unable to successfully take actions to manage any adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the Tax Legislation, the Tax Legislation could have an adverse effect on our financial condition, results of operations, cash flows, and on the value of investments in our debt securities, and could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material effect on our results of operations.

We are subject to reporting, disclosure control, and other obligations under Section 404 of the Sarbanes-Oxley Act (SOX). SOX contains provisions requiring our management to report on the effectiveness of our internal control over financial reporting. We have undertaken, or will undertake, a variety of initiatives to integrate, standardize, centralize, and streamline our operations with technology, including, but not limited to, an enterprise resource planning system and a customer information and billing system. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective because of the discovery of material weaknesses, with either our current controls and processes or with the implementation of new controls and processes around these new technologies. Any failure to maintain effective internal controls could cause investors to lose confidence in the accuracy or completeness of our financial reports, restrict our access to the capital markets, or subject us to investigations by the SEC or other regulatory authorities.

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

2017 Form 10-K	19	Wisconsin Electric Power Company

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

•
Our customers' continued focus on energy conservation and ability to meet their own energy needs. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. For example, several states, including Wisconsin and Michigan, have adopted energy efficiency targets to reduce energy consumption by certain dates.

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

2017 Form 10-K	20	Wisconsin Electric Power Company

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

We face on-going threats to our assets and technology systems. Despite the implementation of strong security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to human error, terrorist attacks, and physical or cyber security intrusions. These threats against our generation facilities, electric and natural gas distribution infrastructure, our information and technology systems, and network infrastructure, including that of third parties on which we rely, could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and sensitive and other data could be compromised.

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

Our continued efforts to integrate, consolidate, and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems, including an enterprise resource planning system, a customer information and billing system, automated meter reading systems, and other similar technological tools and initiatives. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

Our business requires the collection and retention of personally identifiable information of our customers and employees, who expect that we will adequately protect such information. Security breaches may expose us to a risk of loss or misuse of confidential and proprietary information. A significant theft, loss, or fraudulent use of personally identifiable information may lead to potentially

2017 Form 10-K	21	Wisconsin Electric Power Company

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

Any operational disruption or environmental repercussions caused by these on-going threats to our assets and technology systems could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows. The costs of repairing damage to our facilities, operational disruptions, protecting personally identifiable information, and notifying impacted persons, as well as related legal claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

Transporting and distributing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in natural gas distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, including third party damages, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms.

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

2017 Form 10-K	22	Wisconsin Electric Power Company

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

See the risk factor titled "Recent changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings" above for information about how the Tax Legislation could impact our credit ratings.

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

2017 Form 10-K	23	Wisconsin Electric Power Company

For Wisconsin retail electric customers, we bear the risk for the recovery of fuel and purchased power costs within a symmetrical 2% fuel tolerance band compared to the forecast of fuel and purchased power costs established in our rate structure. Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our wholesale electric customers. We receive dollar-for-dollar recovery of prudently incurred natural gas costs from our natural gas customers.

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

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. The suppliers under these agreements may experience financial or operational problems that inhibit their ability to fulfill their obligations to us, or we may experience operational problems or constraints that prevent us from taking delivery. In addition, suppliers under these agreements may not be required to supply coal to us under certain circumstances, such as in the event of a natural disaster. Furthermore, demand for coal can impact its availability and cost. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices or we may be forced to reduce generation at our coal-fired units, which could lead to increased fuel costs. The increase in fuel costs could result from either reduced margins on net sales into the MISO Energy Markets, a reduction in the volume of net sales into the MISO Energy Markets, and/or an increase in net power purchases in the MISO Energy Markets. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed, either of which could adversely affect our cash flows.

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

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. All market participants, including us, must submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes an LMP that reflects the market price for energy. We are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining the stability of the transmission system. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market, allowing for more efficient use of generation assets in the MISO Energy Markets. These market designs continue to have the potential to

2017 Form 10-K	24	Wisconsin Electric Power Company

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

We have significant obligations related to pension and OPEB plans. If WEC Energy Group is unable to successfully manage our benefit plan assets and medical costs, our cash flows, financial condition, or results of operations could be adversely impacted. Our cost of providing these plans is dependent upon a number of factors, including actual plan experience, changes made to the plans, and assumptions concerning the future. Types of assumptions include earnings on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, estimated withdrawals by retirees, and our required or voluntary contributions to the plans. Plan assets are subject to market fluctuations and may yield returns that fall below projected return rates. In addition, medical costs for both active and retired employees may increase at a rate that is significantly higher than we currently anticipate. Our funding requirements could be impacted by a decline in the market value of plan assets, changes in interest rates, changes in demographics (including the number of retirements) or changes in life expectancy assumptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2017 Form 10-K	25	Wisconsin Electric Power Company

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

As of December 31, 2017, we owned, or leased from We Power, the following generating assets:

Name	Location	Fuel	Number of Generating Units	Rated Capacity In MW (1)
Coal-fired plants
ERGS	Oak Creek, WI	Coal	2	1,057	(2)
Pleasant Prairie	Pleasant Prairie, WI	Coal	2	1,188	(3)
PIPP	Marquette, MI	Coal	5	359	(3)
OCPP	Oak Creek, WI	Coal	4	995
Total coal-fired plants			13	3,599
Natural gas-fired plants
Concord Combustion Turbines	Watertown, WI	Natural Gas/Oil	4	352
Germantown Combustion Turbines	Germantown, WI	Natural Gas/Oil	5	278
Paris Combustion Turbines	Union Grove, WI	Natural Gas/Oil	4	352
PWGS	Port Washington, WI	Natural Gas	2	1,182
VAPP	Milwaukee, WI	Natural Gas	2	240
Total natural gas-fired plants			17	2,404
Renewables
Hydro Plants (13 in number)	WI and MI	Hydro	30	90
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	50
Blue Sky Green Field	Fond du Lac, WI	Wind	88	21
Byron Wind Turbines	Fond du Lac, WI	Wind	2	—
Glacier Hills	Cambria, WI	Wind	90	28
Montfort Wind Energy Center	Montfort, WI	Wind	20	2
Total renewables			231	191
Total system			261	6,194

(1)
Based on expected capacity ratings for summer 2018, which can differ from nameplate capacity, especially on wind projects. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)
This facility is jointly owned by We Power and two other unaffiliated entities. The capacity indicated for the facility is equal to We Power's portion of total plant capacity based on its 83.34% ownership.

(3)
We have announced plans for retirement of Pleasant Prairie power plant and PIPP. The Pleasant Prairie power plant is scheduled to be shut down in April 2018; therefore, rated capacity on that plant is based on capacity ratings for summer 2017. See Note 6, Property, Plant, and Equipment, for more information on the plant retirements.

As of December 31, 2017, we operated approximately 19,800 miles of overhead distribution lines and 24,600 miles of underground distribution cable, as well as 310 electric distribution substations and approximately 287,200 line transformers.

As of December 31, 2017, our natural gas distribution system included approximately 11,100 miles of distribution mains connected at 25 gate stations to the pipeline transmission systems of ANR Pipeline Company, Guardian Pipeline L.L.C., Natural Gas Pipeline Company of America, Northern Natural Pipeline Company and Great Lakes Transmission Company, and approximately 412,000 natural gas lateral services. We have a liquefied natural gas storage plant that converts and stores, in liquefied form, natural gas received during periods of low consumption. The liquefied natural gas storage plant has a send-out capability of 70,000 Dth per day. Our natural gas distribution system consists almost entirely of plastic and coated steel pipe.

2017 Form 10-K	26	Wisconsin Electric Power Company

We also own office buildings, natural gas regulating and metering stations, and major service centers, including garage and warehouse facilities, in certain communities we serve. Where distribution lines and services and natural gas distribution mains and services occupy private property, we have in some, but not all instances, obtained consents, permits or easements for these installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

As of December 31, 2017, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels and other pressure regulating equipment.

ITEM 3. LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

2017 Form 10-K	27	Wisconsin Electric Power Company

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and positions of our executive officers at December 31, 2017 are listed below along with their business experience during the past five years. All officers are appointed until they resign, die, or are removed pursuant to our Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Allen L. Leverett. (1)   Age 51.

•
WEC Energy Group — President since August 2013. Chief Executive Officer from May 2016 to October 2017. Director since January 2016. Executive Vice President from May 2004 to July 2013. Chief Financial Officer from July 2003 to February 2011.

•
WE — Chairman of the Board and Chief Executive Officer from May 2016 to December 31, 2017. Director from June 2015 to January 2018. President from June 2015 to May 2016. Executive Vice President from May 2004 to June 2015. Chief Financial Officer from July 2003 to February 2011.

J. Kevin Fletcher.   Age 59.

•
WE — President since May 2016. Director since June 2015. Executive Vice President - Customer Service and Operations from June 2015 to April 2016. Senior Vice President - Customer Operations from October 2011 to June 2015.

Robert M. Garvin.   Age 51.

•	WEC Energy Group — Executive Vice President - External Affairs since June 2015. Senior Vice President - External Affairs from April 2011 to June 2015.

•	WE — Executive Vice President - External Affairs since June 2015. Senior Vice President - External Affairs from April 2011 to June 2015.

William J. Guc.   Age 48.

•	WEC Energy Group — Controller since October 2015. Vice President since June 2015.

•	WE — Vice President and Controller since October 2015.

•	Integrys Energy Group — Vice President and Treasurer from December 2010 to June 2015.

Margaret C. Kelsey. (2)   Age 53.

•	WEC Energy Group — Executive Vice President since September 2017.

•
Modine Manufacturing Company — General Counsel, Corporate Secretary, and Vice President - Legal from April 2008 to August 2017. Vice President - Corporate Communications from April 2014 to August 2017.

Scott J. Lauber.   Age 52.

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

Susan H. Martin. (2)   Age 65.

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

Tom Metcalfe. (3)   Age 50.

•
WE — Executive Vice President - Generation since April 2016. Senior Vice President - Power Generation from January 2014 to March 2016. Vice President - Oak Creek Campus from February 2011 to December 2013.

James A. Schubilske.   Age 52.

•	WEC Energy Group — Vice President and Treasurer since April 2016. Assistant Treasurer from June 2000 to January 2013.

•	WE — Vice President and Treasurer since April 2016. Vice President - State Regulatory Affairs from February 2013 to March 2016. Assistant Treasurer from June 2000 to January 2013.

2017 Form 10-K	28	Wisconsin Electric Power Company

Joan M. Shafer. (4)   Age 64.

•	WE — Executive Vice President - Human Resources and Organizational Effectiveness since June 2015. Senior Vice President - Customer Services from January 2012 to June 2015.

Certain executive officers also hold officer and/or director positions at other significant subsidiaries of WEC Energy Group.

(1)
On October 12, 2017, we filed a Form 8-K to disclose that Mr. Leverett had suffered a stroke. The Board of Directors of WEC Energy Group appointed Gale E. Klappa to act as Chief Executive Officer of WEC Energy Group until such time as Mr. Leverett is able to resume those responsibilities. Mr. Klappa then became Chairman of the Board and Chief Executive Officer of WE effective January 1, 2018. Mr. Klappa was also appointed to the WE Board of Directors effective January 1, 2018.

(2)
In July 2017, we announced Ms. Martin's intent to retire in early 2018. As part of that transition, effective January 1, 2018, Ms. Kelsey was appointed Executive Vice President, General Counsel, and Corporate Secretary of WEC Energy Group and WE, and Ms. Martin was appointed Executive Vice President of WEC Energy Group and WE. Also effective January 1, 2018, Ms. Kelsey became a Director of WE and Ms. Martin resigned as a Director of WE.

(3)	Mr. Metcalfe was elected to the WE Board of Directors effective January 15, 2018.

(4)	Ms. Shafer announced that she will be retiring effective May 1, 2018.

2017 Form 10-K	29	Wisconsin Electric Power Company

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

Dividends declared on our common stock during the two most recent fiscal years are set forth below. Dividends were paid entirely in cash to our sole common shareholder, WEC Energy Group. There is no established public trading market for our common stock.

Quarter
(in millions)	2017	2016
First	$60.0	$160.0
Second	60.0	60.0
Third	60.0	100.0
Fourth	60.0	135.0
Total	$240.0	$455.0

Subject to any regulatory restriction or other limitations on the payment of dividends, future dividends will be at the discretion of the Board of Directors and will depend upon, among other factors, our earnings, financial condition, and other requirements.

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans or advances. Under Wisconsin law, we are prohibited from loaning funds, either directly or indirectly, to WEC Energy Group. See Note 8, Common Equity, for more information regarding restrictions on our ability to pay dividends.

2017 Form 10-K	30	Wisconsin Electric Power Company

ITEM 6. SELECTED FINANCIAL DATA

WISCONSIN ELECTRIC POWER COMPANY
COMPARATIVE FINANCIAL DATA AND OTHER STATISTICS

As of or for Year Ended December 31
(in millions)	2017 (1)	2016	2015	2014	2013
Operating revenues	$3,711.7	$3,792.8	$3,854.1	$4,059.4	$3,800.2
Net income attributed to common shareholder	335.6	364.3	375.7	376.7	360.0
Total assets	13,121.6	13,371.5	13,139.6	12,597.2	12,207.2
Long-term debt and capital lease obligations (excluding current portion)	5,236.1	5,417.6	5,351.3	4,875.2	4,876.7

(1)
Includes the impact of the transfer of our investment in ATC to another subsidiary of WEC Energy Group and the impact of the transfer of net assets to UMERC. See Note 4, Related Parties, for more information on these transactions.

2017 Form 10-K	31	Wisconsin Electric Power Company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We have combined common functions with WG and operate under the trade name of "We Energies." We conduct our business primarily through our utility reportable segment. See Note 17, Segment Information, for more information on our reportable business segments.

Effective January 1, 2017, our customers (other than Tilden) and electric distribution assets located in the Upper Peninsula of Michigan were transferred to UMERC, a new stand-alone utility. See Note 4, Related Parties, and Note 21, Regulatory Environment, for more information.

Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 16, Investment in American Transmission Company, for more information. In March 2017, we sold the remaining real estate holdings of Bostco located in downtown Milwaukee, Wisconsin, which included retail, office, and residential space. See Note 3, Dispositions, for more information.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. See Note 6, Property, Plant, and Equipment, for information related to the planned retirements of our Pleasant Prairie power plant and PIPP as part of WEC Energy Group's plan.

Reliability

We have made significant reliability-related investments in recent years, and plan to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies being recognized by PA Consulting Group, an independent consulting firm, as the most reliable utility in the United States in 2017 and, for the seventh year in a row, as the most reliable utility in the Midwest.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we received approval from the PSCW to make changes at the Elm Road Generating Station to enable the facility to burn coal from the Powder River Basin located in the western United States. The plant was originally designed to burn coal mined from the eastern United States. This project is creating flexibility and has enabled the plant to operate at lower costs, placing it in a better position to be called upon in the MISO Energy Markets, resulting in lower fuel costs for our customers.

2017 Form 10-K	32	Wisconsin Electric Power Company

We also made progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

WEC Energy Group continues to focus on integrating and improving business processes and consolidating its IT infrastructure across all of its companies. We expect these efforts to continue to drive operational efficiency and to put us in position to effectively support plans for future growth.

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer performing as intended, or have an unacceptable risk profile. See Note 3, Dispositions, for information on the sale of the MCPP and Bostco's remaining real estate holdings.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by embracing constructive change, demonstrating personal responsibility for results, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

One example of how we obtain feedback from our customers is through our "We Care" calls, where our employees contact customers after a completed service call. Customer satisfaction is a priority, and making "We Care" calls is one of the main methods we use to gauge our performance to improve customer satisfaction.

Safety

We have a long-standing commitment to both workplace and public safety, and under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. We also set goals around injury-prevention activities that raise awareness and facilitate conversations about employee safety. WEC Energy Group's corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

RESULTS OF OPERATIONS

Consolidated Earnings

Our consolidated earnings for the years ended December 31, 2017, 2016, and 2015 were $335.6 million, $364.3 million, and $375.7 million, respectively. See below for information on the year-over year changes in consolidated earnings.

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

2017 Form 10-K	33	Wisconsin Electric Power Company

by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the years ended December 31, 2017, 2016, and 2015 was $625.6 million, $629.5 million, and $648.9 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

Effective January 1, 2017, we transferred our electric customers (other than Tilden) located in the Upper Peninsula of Michigan to UMERC. See Note 4, Related Parties, for more information.

	Year Ended December 31
(in millions)	2017	2016	2015
Electric revenues	$3,336.2	$3,440.6	$3,454.4
Fuel and purchased power	1,064.3	1,091.8	1,154.4
Total electric margins	2,271.9	2,348.8	2,300.0

Natural gas revenues	375.5	352.2	399.7
Cost of natural gas sold	222.1	200.3	244.6
Total natural gas margins	153.4	151.9	155.1

Total electric and natural gas margins	2,425.3	2,500.7	2,455.1

Other operation and maintenance	1,358.5	1,430.2	1,384.9
Depreciation and amortization	331.6	325.4	304.0
Property and revenue taxes	109.6	115.6	117.3
Operating income	$625.6	$629.5	$648.9

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2017	2016	2015
Operation and maintenance not included in lines items below	$488.3	$500.2	$502.9
We Power (1)	513.0	513.2	510.7
Transmission (2)	251.9	273.8	272.3
Regulatory amortizations and other pass through expenses (3)	96.7	96.6	99.0
Earnings sharing mechanism	0.1	21.1	—
Other	8.5	25.3	—
Total other operation and maintenance	$1,358.5	$1,430.2	$1,384.9

(1)
Represents costs associated with the We Power generation units, including operating and maintenance, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During 2017, 2016, and 2015, $535.1 million, $528.4 million, and $483.4 million, respectively, of both lease and operating and maintenance costs were billed to us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2017, 2016, and 2015, $303.8 million, $335.3 million, and $319.3 million, respectively, of costs were billed to us by transmission providers.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

2017 Form 10-K	34	Wisconsin Electric Power Company

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2017	2016	2015
Customer class
Residential	7,648.5	8,136.6	7,789.3
Small commercial and industrial	8,768.4	9,061.1	8,835.9
Large commercial and industrial	8,340.3	9,217.6	9,492.0
Other	144.9	143.4	147.7
Total retail	24,902.1	26,558.7	26,264.9
Wholesale	1,600.2	1,134.2	1,234.0
Resale	8,144.5	8,282.1	8,577.6
Total sales in MWh	34,646.8	35,975.0	36,076.5

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	2015
Customer class
Residential	344.3	341.7	341.2
Commercial and industrial	193.4	186.3	194.5
Total retail	537.7	528.0	535.7
Transport	314.2	323.8	306.9
Total sales in therms	851.9	851.8	842.6

	Year Ended December 31
	Degree Days
Weather *	2017	2016	2015
Heating (6,574 normal)	5,908	6,068	6,468
Cooling (714 normal)	772	991	622

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

2017 Compared with 2016

Electric Utility Margins

Electric utility margins decreased $76.9 million during 2017, compared with 2016. The significant factors impacting the lower electric utility margins were:

•
A $74.1 million decrease related to lower sales volumes during 2017, primarily driven by unfavorable weather, lower overall retail use per customer, and the transfer of customers and their related sales to UMERC. Cooler summer and warmer winter weather in 2017, as well as an additional day of sales during 2016 due to leap year, contributed to the decrease. As measured by cooling degree days, 2017 was 22.1% cooler than 2016. As measured by heating degree days, 2017 was 2.6% warmer than 2016.

•
A $25.9 million decrease related to SSR payments we refunded to MISO as directed by a FERC order received in October 2017. The FERC order reduced the costs eligible for reimbursement to us for the operation and maintenance of our PIPP units under an SSR agreement we have with MISO. A portion of these payments was returned to us through the MISO allocation process and reduced transmission expense as discussed below. See Note 21, Regulatory Environment, for more information.

•
A $4.3 million decrease in margins related to the iron ore mines located in the Upper Peninsula of Michigan. In November 2016, one of the iron ore mines closed. With the return of the mines as retail customers in 2015, we continue to defer the majority of the margin from those sales and intend to apply these amounts for the benefit of Wisconsin retail electric customers in a future rate proceeding.

2017 Form 10-K	35	Wisconsin Electric Power Company

•	A $3.5 million decrease in steam margins driven by the sale of the MCPP in April 2016. See Note 3, Dispositions, for more information.

These decreases in margins were partially offset by $36.5 million of lower capacity payments to a counterparty during 2017, related to improved contract terms.

Natural Gas Utility Margins

Natural gas utility margins increased $1.5 million during 2017, compared with 2016. The most significant factor impacting the higher natural gas utility margins was higher retail sales volumes, primarily driven by higher overall retail use per customer and customer growth. The higher margins were partially offset by an additional day of sales during 2016 due to leap year.

Operating Income

Operating income at the utility segment decreased $3.9 million during 2017, compared with 2016. This decrease was driven by the $75.4 million net decrease in margins discussed above, partially offset by $71.5 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

We experienced lower overall operating expenses related to synergy savings resulting from WEC Energy Group's acquisition of Integrys. The significant factors impacting the decrease in operating expenses during 2017, compared with 2016, were:

•	A $21.9 million decrease in transmission expenses, driven by a FERC order to reduce SSR costs related to PIPP, as discussed under electric utility margins.

•
A $21.0 million decrease in expenses related to our earnings sharing mechanism in place. See the PSCW conditions of approval related to the Integrys acquisition in Note 2, Acquisitions, for more information.

•
A $19.1 million decrease in electric and natural gas distribution expenses, primarily related to the transfer of electric customers and their related sales to UMERC, lower metering costs, and other cost savings.

•	A $16.8 million decrease in expenses related to charitable projects supporting our customers and the communities within our service territories.

These decreases in operating expenses were partially offset by a $10.9 million gain recorded in April 2016 related to the sale of the MCPP. See Note 3, Dispositions, for more information on the sale of the MCPP.

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

2017 Form 10-K	36	Wisconsin Electric Power Company

Operating Income

Operating income at the utility segment decreased $19.4 million during 2016, compared with 2015. The decrease was driven by the $65.0 million of higher operating expenses, partially offset by the $45.6 million net increase in margins discussed above.

The significant factors impacting the increase in operating expenses during 2016, compared with 2015, were:

•	A $25.3 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

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

Equity in Earnings of Transmission Affiliate

	Year Ended December 31
(in millions)	2017	2016	2015
Equity in earnings of transmission affiliate	$—	$55.5	$47.8

2017 Compared with 2016

At December 31, 2016, we owned approximately 23% of ATC. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 16, Investment in American Transmission Company, for more information.

2016 Compared with 2015

Earnings from our ownership interest in ATC increased $7.7 million during 2016, compared with 2015. This increase was primarily due to the negative impact on our 2015 earnings from a decision issued by an administrative law judge in December 2015 regarding complaints related to ATC's ROE.

Consolidated Other Income, Net

	Year Ended December 31
(in millions)	2017	2016	2015
AFUDC – Equity	$3.1	$4.2	$5.7
Interest income	2.3	2.2	2.2
Other, net	14.3	2.7	3.3
Other income, net	$19.7	$9.1	$11.2

2017 Compared with 2016

Other income, net increased $10.6 million during 2017, compared with 2016. The increase was driven by higher gains on property sales during 2017, compared to 2016, and the expenses we incurred in 2016 related to the disposition of certain non-utility real estate assets. These increases were partially offset by lower AFUDC during 2017.

Consolidated Interest Expense

	Year Ended December 31
(in millions)	2017	2016	2015
Interest expense	$117.3	$117.6	$119.0

2017 Form 10-K	37	Wisconsin Electric Power Company

Income Tax Expense

	Year Ended December 31
	2017	2016	2015
Effective tax rate	36.2%	36.6%	36.0%

2017 Compared with 2016

Our effective tax rate was 36.2% in 2017 compared to 36.6% in 2016. This decrease in our effective tax rate was primarily due to increased renewable energy credits related to wind projects and favorable compensation expense. Preliminarily, we expect our 2018 annual effective tax rate to be between -5% and -4%, which includes an estimated 27% effective tax rate benefit due to the flow through of tax repairs in connection with the Wisconsin settlement. See Note 21, Regulatory Environment, for more information on the Wisconsin settlement. Excluding the impact of the tax repairs, the 2018 range would be between 22% and 23%. See Note 12, Income Taxes, for more information.

2016 Compared with 2015

Our effective tax rate was 36.6% in 2016 compared with 36.0% in 2015. This increase in our effective tax rate was primarily due to Treasury Grant activity in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows for the years ended December 31:

(in millions)	2017	2016	2015	Change in 2017 Over 2016	Change in 2016 Over 2015
Cash provided by (used in):
Operating activities	$698.0	$848.4	$674.4	$(150.4)	$174.0
Investing activities	(568.2)	(436.8)	(520.2)	(131.4)	83.4
Financing activities	(132.9)	(423.3)	(151.1)	290.4	(272.2)

Operating Activities

2017 Compared with 2016

Net cash provided by operating activities decreased $150.4 million during 2017, compared with 2016, driven by:

•
A $171.9 million net decrease in cash related to $71.7 million of cash paid for income taxes during 2017, compared with $100.2 million of cash received during 2016. This decrease in cash was primarily due to the extension of bonus depreciation in December 2015, which resulted in the receipt of an income tax refund during 2016.

•
A $149.8 million decrease in cash related to lower overall collections from customers during 2017, compared with 2016. Collections from customers decreased primarily because of unfavorable weather and the loss of sales from the transfer of customers to UMERC in 2017.

•
Cash distributions provided by ATC of $38.4 million during 2016. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 16, Investment in American Transmission Company, for more information.

These decreases in net cash provided by operating activities were partially offset by:

•	Cash payments of $116.0 million for transfers of certain benefit-related liabilities to WBS during 2016.

2017 Form 10-K	38	Wisconsin Electric Power Company

•
A $56.9 million increase in cash from lower payments for operating and maintenance costs. During 2017, our payments related to transmission, electric and natural gas distribution, and charitable projects decreased.

•
A $32.5 million net increase in cash resulting from lower payments for fuel and purchased power due to the transfer of electric customers to UMERC. This increase in cash was partially offset by higher payments for natural gas, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 8.9% during 2017, compared with 2016.

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

•	A $99.6 million decrease in contributions and payments to our pension and OPEB plans during 2016, compared with 2015.

•
A $29.1 million increase in cash due to lower collateral requirements during 2016, compared with 2015, driven by an increase in the fair value of our derivative instruments. See Note 14, Derivative Instruments, for more information.

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

•	A $55.8 million decrease in cash driven by higher payments for operating and maintenance costs during 2016.

Investing Activities

2017 Compared with 2016

Net cash used in investing activities increased $131.4 million during 2017, compared with 2016, driven by:

•	A $126.6 million increase in cash paid for capital expenditures during 2017, compared with 2016, which is discussed in more detail below.

•	Cash of $13.1 million received during 2016 related to transfers of certain software to WBS. There were no similar transfers in 2017.

•	An $8.8 million decrease in the proceeds received from the sale of assets during 2017, compared with 2016. See Note 3, Dispositions, for more information.

These increases in net cash used in investing activities were partially offset by $16.1 million of capital contributions paid to ATC during 2016. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group.

2016 Compared with 2015

Net cash used in investing activities decreased $83.4 million during 2016, compared with 2015, driven by:

•	A $49.7 million decrease in cash paid for capital expenditures during 2016, compared with 2015, which is discussed in more detail below.

2017 Form 10-K	39	Wisconsin Electric Power Company

•	Proceeds of $31.7 million received from the sale of MCPP in April 2016. See Note 3, Dispositions, for more information.

•	Cash received of $13.1 million during 2016 related to transfers of certain software to WBS.

These decreases in net cash used in investing activities were partially offset by an $11.5 million increase in capital contributions to ATC during 2016, compared with 2015, driven by the continued investment in equipment and facilities by ATC to improve reliability.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2017	2016	2015	Change in 2017 Over 2016	Change in 2016 Over 2015
Capital expenditures	$596.1	$469.5	$519.2	$126.6	$(49.7)

2017 Compared with 2016

The increase in cash paid for capital expenditures during 2017, compared with 2016, was driven by upgrades to our electric and natural gas distribution systems, including main replacement projects and an advanced metering infrastructure program, as well as various projects at the OCPP.

See Capital Resources and Requirements – Capital Requirements – Capital Expenditures and Significant Capital Projects below for more information.

2016 Compared with 2015

The decrease in cash paid for capital expenditures during 2016 was partially related to the completion in November 2015 of the coal to natural gas conversion project at VAPP. Also contributing to the decrease were lower payments during 2016 for environmental compliance projects and electric distribution upgrades.

Financing Activities

2017 Compared with 2016

Net cash used in financing activities decreased $290.4 million during 2017, compared with 2016, driven by:

•	A $215.0 million decrease in dividends paid to our parent during 2017, compared with 2016. During 2016, we paid special dividends to our parent to balance our capital structure.

•	A $75.0 million equity contribution received from our parent to balance our capital structure in 2017.

•	A $36.9 million increase in net borrowings of commercial paper during 2017, compared with 2016.

These decreases in net cash used in financing activities were partially offset by a $17.4 million increase in repayments provided to our parent during 2017 related to our subsidiary's note payable, compared with 2016.

2016 Compared with 2015

Net cash used in financing activities increased $272.2 million during 2016, compared with 2015, driven by:

•
A $250.0 million net decrease in cash due to the issuance of $500.0 million of long-term debt during 2015, partially offset by the repayment of $250.0 million of long-term debt during 2015. A portion of this issuance was also used to repay short-term debt during 2015. We did not issue or repay any long-term debt in 2016.

•	A $215.0 million increase in dividends paid to our parent during 2016, compared with 2015. During 2016, we paid special dividends to our parent to balance our capital structure.

2017 Form 10-K	40	Wisconsin Electric Power Company

These increases in net cash used for financing activities were partially offset by a $177.8 million net increase in cash due to $15.0 million of net borrowings of commercial paper during 2016, compared with $162.8 million of net repayments of commercial paper during 2015.

Significant Financing Activities

For more information on our financing activities, see Note 10, Short-Term Debt and Lines of Credit, and Note 11, Long-Term Debt and Capital Lease Obligations.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors, and equity contributions from our parent.

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash.

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 10, Short-Term Debt and Lines of Credit, for more information on our credit facility.

At December 31, 2017, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Long-Term Debt and Capital Lease Obligations, for more information on our long-term debt.

Working Capital

As of December 31, 2017, our current liabilities exceeded our current assets by $148.0 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

In July 2017, Moody's downgraded our senior unsecured rating to A2 from A1 and affirmed our P-1 commercial paper rating. We do not believe the change in rating will have a material impact on our ability to access capital markets.

2017 Form 10-K	41	Wisconsin Electric Power Company

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

If we are unable to successfully take actions to manage any adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the Tax Legislation, the legislation could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

Capital Requirements

Contractual Obligations

We have the following contractual obligations and other commercial commitments as of December 31, 2017:

	Payments Due by Period (1)
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (2)	$4,873.3	$362.8	$460.8	$491.3	$3,558.4
Capital lease obligations (3)	7,878.1	398.7	799.9	792.7	5,886.8
Operating lease obligations (4)	34.7	3.5	5.3	2.9	23.0
Energy and transportation purchase obligations (5)	9,954.9	647.0	1,132.0	1,105.1	7,070.8
Purchase orders (6)	248.9	42.8	62.1	46.7	97.3
Pension and OPEB funding obligations (7)	11.9	4.0	7.9	—	—
Total contractual obligations	$23,001.8	$1,458.8	$2,468.0	$2,438.7	$16,636.3

(1)	The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)	Principal and interest payments on long-term debt (excluding capital lease obligations).

(3)	Capital lease obligations for power purchase commitments and the leases with We Power.

(4)	Operating lease obligations for power purchase commitments and rail car leases.

(5)	Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility operations.

(6)	Purchase obligations related to normal business operations, information technology, and other services.

(7)	Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2020.

The table above does not reflect estimated future payments related to the manufactured gas plant remediation liability of $18.5 million at December 31, 2017, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 19, Commitments and Contingencies, for more information about environmental liabilities.

AROs in the amount of $68.3 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years.

Obligations for utility operations have historically been included as part of the rate-making process and therefore are generally recoverable from customers.

Capital Expenditures and Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation,

2017 Form 10-K	42	Wisconsin Electric Power Company

acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures for the next three years are as follows:

(in millions)
2018	$598.5
2019	552.5
2020	807.5
Total	$1,958.5

The majority of spending consists of upgrading our electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar of up to 150 MW. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Common Stock Matters

For information related to our common stock matters, see Note 8, Common Equity.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $1.4 billion as of December 31, 2017. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $8.3 million, $8.0 million, and $107.6 million to our pension and OPEB plans in 2017, 2016, and 2015, respectively. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 15, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 10, Short-Term Debt and Lines of Credit, and Note 18, Variable Interest Entities.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks, described in further detail below, include but are not limited to:

Regulatory Recovery

We account for our regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by various regulatory commissions. Our primary regulator is the PSCW. See Note 21, Regulatory Environment, for additional information regarding recent rate proceedings and orders.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of the costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by our regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs is not approved by our regulators, the costs would be charged to income in the current period. In general, our regulatory assets are recovered over a period of between one to six years. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers

2017 Form 10-K	43	Wisconsin Electric Power Company

and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2017, our regulatory assets were $1,984.9 million, and our regulatory liabilities were $1,721.1 million.

Due to the Tax Legislation signed into law in December 2017, we remeasured our deferred taxes and recorded an estimated tax benefit of $1,065 million. This tax benefit will be returned to ratepayers through future refunds, bill credits, or reductions to other regulatory assets. See Note 12, Income Taxes, and Note 21, Regulatory Environment, for more information.

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2017, 2016 and 2015, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2017, and December 31, 2016, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $2.1 million and $1.6 million in 2017 and 2016, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2017	Expected Return on Assets in 2018
Pension trust funds	$1,134.1	7.00%
OPEB trust funds	$220.1	7.25%

2017 Form 10-K	44	Wisconsin Electric Power Company

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

WEC Energy Group consults with its investment advisors on an annual basis to help it forecast expected long-term returns on plan assets by reviewing actual historical returns and calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the funds.

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

Electric utility revenues in Wisconsin are regulated by the PSCW. The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date, and it is uncertain when, if at all, retail choice might be implemented in Wisconsin.

Natural Gas Utility Industry

The PSCW previously instituted generic proceedings to consider how its regulation of natural gas distribution utilities should change to reflect a competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to provide customer classes with competitive market choices the option to choose an alternative retail natural gas supplier. The PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates. All of our Wisconsin customer classes have competitive market choices and, therefore, can purchase natural gas directly from either an alternative retail natural gas supplier or their local natural gas utility.

We offer natural gas transportation services to our customers that elect to purchase natural gas from an alternative retail natural gas supplier. Since these transportation customers continue to use our distribution systems to transport natural gas to their facilities, we earn distribution revenues from them. As such, there is little impact on our net income from customers purchasing natural gas from an alternative retail natural gas supplier as natural gas costs are passed through to customers in rates on a one-for-one basis.

2017 Form 10-K	45	Wisconsin Electric Power Company

Currently, we are unable to predict the impact of potential future industry restructuring on our results of operations or financial position.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Legislation was signed into law. See Note 12, Income Taxes, and Note 21, Regulatory Environment,
for more information regarding its impact on us.

Bonus Depreciation Provisions

Bonus depreciation is an additional amount of first-year tax deductible depreciation that is awarded above what would normally be available. Based on the Protecting Americans from Tax Hikes Act of 2015, a 50% bonus depreciation deduction was available for assets placed in service during 2017. The increase in our federal tax depreciation from this deduction significantly reduced our 2017 federal income tax payment.

On December 22, 2017, the Tax Legislation was signed into law. This legislation modified the bonus depreciation deduction available for public utility property subject to rate-making by a government entity or public utility commission. See Note 12, Income Taxes, for more information.

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

Long-Lived Assets

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future.

We have evaluated future plans for our older fossil fuel generating units and have announced our plans for the retirement of certain older and less-efficient generating units. When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. As a result, the remaining net book value of these assets can be significant. If a generating unit meets applicable criteria to be considered probable of abandonment, we assess the likelihood of recovery of the remaining carrying value of that generating unit at the end of each reporting period. If it becomes probable that regulators will not allow full recovery as well as a return on the remaining net book value of the abandoned generating unit, an impairment charge may be required. An impairment charge would be recorded if the remaining carrying value of the abandoned generating unit is greater than the present value of the amount expected to be recovered from ratepayers.

2017 Form 10-K	46	Wisconsin Electric Power Company

We concluded that Pleasant Prairie power plant and PIPP met the criteria to be considered probable of abandonment as of December 31, 2017. We plan to ask for full cost recovery of and a full return on the remaining book value of the generating units and have concluded that no impairment was required related to these assets as of December 31, 2017.

See Note 6, Property, Plant, and Equipment, for more information on the units to be retired.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2017 Pension Cost
Discount rate	(0.5)	$68.9	$5.0
Discount rate	0.5	(60.2)	(4.2)
Rate of return on plan assets	(0.5)	N/A	5.5
Rate of return on plan assets	0.5	N/A	(5.5)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2017 Postretirement Benefit Cost
Discount rate	(0.5)	$22.6	$0.6
Discount rate	0.5	(19.9)	(0.1)
Health care cost trend rate	(0.5)	(12.4)	(1.2)
Health care cost trend rate	0.5	14.3	1.4
Rate of return on plan assets	(0.5)	N/A	1.0
Rate of return on plan assets	0.5	N/A	(1.0)

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

We establish our expected return on asset assumption based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 7.00% in 2017, 2016, and 2015. The actual rate of return on pension plan assets, net of fees, was 11.48%, 6.91%, and (0.6)%, in 2017, 2016, and 2015, respectively.

2017 Form 10-K	47	Wisconsin Electric Power Company

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

Future recovery of regulatory assets is not assured and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our electric and natural gas utility operations, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2017, we had $1,984.9 million in regulatory assets and $1,721.1 million in regulatory liabilities. See Note 5, Regulatory Assets and Liabilities, for more information.

Unbilled Revenues

We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2017 of approximately $3.7 billion included accrued utility revenues of $217.5 million as of December 31, 2017.

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

2017 Form 10-K	48	Wisconsin Electric Power Company

financial condition and results of operations. See Note 1(l), Income Taxes, and Note 12, Income Taxes, for a discussion of accounting for income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks, as well as Note 1(m), Fair Value Measurements, and
Note 1(n), Derivative Instruments, for information concerning potential market risks to which we are exposed.

2017 Form 10-K	49	Wisconsin Electric Power Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Wisconsin Electric Power Company

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Electric Power Company and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 28, 2018

We have served as the Company's auditor since 2002.

2017 Form 10-K	50	Wisconsin Electric Power Company

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2017	2016	2015
Operating revenues	$3,711.7	$3,792.8	$3,854.1

Operating expenses
Cost of sales	1,286.4	1,292.1	1,399.0
Other operation and maintenance	1,358.5	1,430.2	1,384.9
Depreciation and amortization	331.6	325.4	304.0
Property and revenue taxes	109.6	115.6	117.3
Total operating expenses	3,086.1	3,163.3	3,205.2

Operating income	625.6	629.5	648.9

Equity in earnings of transmission affiliate	—	55.5	47.8
Other income, net	19.7	9.1	11.2
Interest expense	117.3	117.6	119.0
Other expense	(97.6)	(53.0)	(60.0)

Income before income taxes	528.0	576.5	588.9
Income tax expense	191.2	211.0	212.0
Net income	336.8	365.5	376.9

Preferred stock dividend requirements	1.2	1.2	1.2
Net income attributed to common shareholder	$335.6	$364.3	$375.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	51	Wisconsin Electric Power Company

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$12.3	$15.4
Accounts receivable and unbilled revenues, net of reserves of $39.5 and $40.9, respectively	513.8	503.2
Accounts receivable from related parties	109.1	58.2
Materials, supplies, and inventories	250.7	271.0
Prepayments	144.3	138.0
Other	9.4	24.6
Current assets	1,039.6	1,010.4

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $3,741.8 and $3,619.6, respectively	10,007.7	9,832.3
Regulatory assets	1,984.9	2,036.6
Equity investment in transmission affiliate	—	402.0
Other	89.4	90.2
Long-term assets	12,082.0	12,361.1
Total assets	$13,121.6	$13,371.5

Liabilities and Equity
Current liabilities
Short-term debt	$210.9	$159.0
Current portion of long-term debt	250.0	—
Current portion of capital lease obligations	42.5	28.5
Subsidiary note payable to WEC Energy Group	—	18.5
Accounts payable	329.3	297.9
Accounts payable to related parties	131.5	112.9
Accrued payroll and benefits	53.4	51.8
Accrued taxes	58.2	46.0
Other	111.8	100.1
Current liabilities	1,187.6	814.7

Long-term liabilities
Long-term debt	2,412.3	2,661.1
Capital lease obligations	2,823.8	2,756.5
Deferred income taxes	1,155.5	2,333.3
Regulatory liabilities	1,708.0	853.9
Pension and OPEB obligations	143.2	167.6
Other	276.9	260.2
Long-term liabilities	8,519.7	9,032.6

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock - $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	802.7	1,020.1
Retained earnings	2,248.3	2,140.8
Common shareholder's equity	3,383.9	3,493.8

Preferred stock	30.4	30.4
Total liabilities and equity	$13,121.6	$13,371.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	52	Wisconsin Electric Power Company

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2017	2016	2015
Operating activities
Net income	$336.8	$365.5	$376.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	331.6	325.4	323.7
Deferred income taxes and investment tax credits, net	109.7	206.2	178.9
Contributions and payments related to pension and OPEB plans	(8.3)	(8.0)	(107.6)
Equity income in transmission affiliate, net of distributions	—	(17.2)	(4.9)
Payments for liabilities transferred to WBS	(0.3)	(116.0)	—
Change in –
Accounts receivable and unbilled revenues	(64.9)	(59.0)	(2.9)
Materials, supplies, and inventories	20.3	30.6	18.8
Prepaid taxes	0.5	39.4	(2.8)
Other current assets	(11.8)	9.3	0.3
Accounts payable	45.8	31.3	(5.9)
Accrued taxes	12.8	30.4	(42.1)
Other current liabilities	12.2	10.7	(1.2)
Other, net	(86.4)	(0.2)	(56.8)
Net cash provided by operating activities	698.0	848.4	674.4

Investing activities
Capital expenditures	(596.1)	(469.5)	(519.2)
Capital contributions to transmission affiliate	—	(16.1)	(4.6)
Proceeds from the sale of assets	22.9	31.7	0.2
Proceeds from assets transferred to WBS	—	13.1	—
Other, net	5.0	4.0	3.4
Net cash used in investing activities	(568.2)	(436.8)	(520.2)

Financing activities
Change in short-term debt	51.9	15.0	(162.8)
Repayment of subsidiary note to parent	(18.5)	(1.1)	(2.9)
Issuance of long-term debt	—	—	500.0
Retirement of long-term debt	—	—	(250.0)
Equity contribution from parent	75.0	—	—
Payment of dividends to parent	(240.0)	(455.0)	(240.0)
Payment of preferred stock dividends	(1.2)	(1.2)	(1.2)
Other, net	(0.1)	19.0	5.8
Net cash used in financing activities	(132.9)	(423.3)	(151.1)

Net change in cash and cash equivalents	(3.1)	(11.7)	3.1
Cash and cash equivalents at beginning of year	15.4	27.1	24.0
Cash and cash equivalents at end of year	$12.3	$15.4	$27.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	53	Wisconsin Electric Power Company

E. CONSOLIDATED STATEMENTS OF EQUITY

	Wisconsin Electric Power Company Common Shareholder's Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
(in millions)
Balance at December 31, 2014	$332.9	$984.4	$2,095.5	$3,412.8	$30.4	$3,443.2
Net income	—	—	376.9	376.9	—	376.9
Dividends
Common stock	—	—	(240.0)	(240.0)	—	(240.0)
Preferred stock	—	—	(1.2)	(1.2)	—	(1.2)
Tax benefit of exercised stock options allocated from parent	—	12.1	—	12.1	—	12.1
Stock-based compensation and other	—	3.2	0.2	3.4	—	3.4
Balance at December 31, 2015	$332.9	$999.7	$2,231.4	$3,564.0	$30.4	$3,594.4
Net income	—	—	365.5	365.5	—	365.5
Dividends
Common stock	—	—	(455.0)	(455.0)	—	(455.0)
Preferred stock	—	—	(1.2)	(1.2)	—	(1.2)
Tax benefit of exercised stock options allocated from parent	—	19.3	—	19.3	—	19.3
Stock-based compensation and other	—	1.1	0.1	1.2	—	1.2
Balance at December 31, 2016	$332.9	$1,020.1	$2,140.8	$3,493.8	$30.4	$3,524.2
Net income	—	—	336.8	336.8	—	336.8
Dividends
Common stock	—	—	(240.0)	(240.0)	—	(240.0)
Preferred stock	—	—	(1.2)	(1.2)	—	(1.2)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	11.9	11.9	—	11.9
Equity contribution from parent	—	75.0	—	75.0	—	75.0
Transfer of net assets to UMERC	—	(61.1)	—	(61.1)	—	(61.1)
Transfer of ATC ownership interest and related taxes	—	(228.6)	—	(228.6)	—	(228.6)
Settlement of a short-term note receivable between Bostco and our parent company	—	(4.8)	—	(4.8)	—	(4.8)
Stock-based compensation and other	—	2.1	—	2.1	—	2.1
Balance at December 31, 2017	$332.9	$802.7	$2,248.3	$3,383.9	$30.4	$3,414.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	54	Wisconsin Electric Power Company

F. CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (in millions)			2017	2016
Common shareholder's equity (see accompanying statement)			3,383.9	3,493.8
Preferred stock (Note 9)			30.4	30.4
Long-term debt	Interest Rate	Year Due
Debentures (unsecured)	1.70%	2018	250.0	250.0
	4.25%	2019	250.0	250.0
	2.95%	2021	300.0	300.0
	3.10%	2025	250.0	250.0
	6.50%	2028	150.0	150.0
	5.625%	2033	335.0	335.0
	5.70%	2036	300.0	300.0
	3.65%	2042	250.0	250.0
	4.25%	2044	250.0	250.0
	4.30%	2045	250.0	250.0
	6.875%	2095	100.0	100.0
Note (secured, nonrecourse)	4.81%	2030	—	2.0
Obligations under capital leases			2,866.3	2,785.0
Total			5,551.3	5,472.0
Unamortized debt issuance costs			(3.2)	(3.6)
Unamortized discount, net			(19.5)	(22.3)
Total long-term debt and capital lease obligations, including current portion			5,528.6	5,446.1
Current portion of long-term debt and capital lease obligations			(292.5)	(28.5)
Total long-term debt and capital lease obligations			5,236.1	5,417.6
Total long-term capitalization			$8,650.4	$8,941.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2017 Form 10-K	55	Wisconsin Electric Power Company

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—On June 29, 2015, our parent company, Wisconsin Energy Corporation, acquired Integrys and changed its name to WEC Energy Group, Inc. See Note 2, Acquisitions, for more information on this acquisition.

We are an electric, natural gas, and steam utility company that serves electric customers in Wisconsin and an iron ore mine owned by Tilden in the Upper Peninsula of Michigan, natural gas customers in Wisconsin, and steam customers in metropolitan Milwaukee, Wisconsin.

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and it became operational effective January 1, 2017. This utility holds the electric assets previously held by us and the electric and natural gas distribution assets previously held by WPS, located in the Upper Peninsula of Michigan. The existing contract between us and Tilden will remain in place until a new power generation solution for the region is commercially operational, which is expected to occur in 2019.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, balance sheets, statements of cash flows, statements of equity, and statements of capitalization, unless otherwise noted.

Through December 31, 2017, we had one wholly owned subsidiary, Bostco. At December 31, 2016, Bostco had total assets of $24.4 million. In March 2017, we sold substantially all of the remaining assets of Bostco. See Note 3, Dispositions, for more information. The financial statements include our accounts and the accounts of our wholly owned subsidiary. The cost method of accounting is used for investments when we do not have significant influence over the operating and financial policies of the investee. Investments in companies not controlled by us, but over which we have significant influence regarding the operating and financial policies of the investee, are accounted for using the equity method.

(b) Basis of Presentation—We prepare our financial statements in conformity with GAAP. We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

•
Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs that exceed a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW.

•
We received payments from MISO under an SSR agreement for our PIPP units through February 1, 2015. We recorded revenue for these payments to recover costs for operating and maintaining these units. See Note 21, Regulatory Environment, for more information.

2017 Form 10-K	56	Wisconsin Electric Power Company

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

We provide regulated electric, natural gas, and steam service to customers in Wisconsin and to Tilden located in the Upper Peninsula of Michigan, and provided electric service to other customers in the Upper Peninsula of Michigan through December 31, 2016. See Note 4, Related Parties, and Note 21, Regulatory Environment, for information regarding the transfer of our customers located in the Upper Peninsula of Michigan to UMERC as of January 1, 2017. The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed above. As a result, we did not have any significant concentrations of credit risk at December 31, 2017. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2017.

(e) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2017	2016
Materials and supplies	$140.7	$148.1
Fossil fuel	74.8	91.1
Natural gas in storage	35.2	31.8
Total	$250.7	$271.0

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

Recovery or refund of regulatory assets and liabilities is based on specific periods determined by the regulators or occurs over the normal operating period of the assets and liabilities to which they relate. If at any reporting date a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery with the reduction charged to expense in the reporting period the determination is made. See Note 5, Regulatory Assets and Liabilities, for more information.

(g) Property, Plant, and Equipment—We record property, plant, and equipment at cost. Cost includes material, labor, overhead, and both debt and equity components of AFUDC. Additions to and significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to other operation and maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired.

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW and MPSC that include estimates for salvage value and removal costs. Depreciation as a percent of average depreciable utility plant was 2.95%, 3.00%, and 3.01% in 2017, 2016, and 2015, respectively.

2017 Form 10-K	57	Wisconsin Electric Power Company

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

Third parties reimburse us for all or a portion of expenditures for certain capital projects. Such contributions in aid of construction costs are recorded as a reduction to property, plant, and equipment.

See Note 6, Property, Plant, and Equipment, for more information.

(h) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on shareholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 8.45% for 2017, 2016, and 2015. Our average AFUDC wholesale rates were 5.94%, 2.73%, and 1.72% for 2017, 2016, and 2015, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2017	2016	2015
AFUDC – Debt	$1.2	$1.7	$2.2
AFUDC – Equity	$3.1	$4.2	$5.7

(i) Asset Retirement Obligations—We recognize, at fair value, legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of the assets. An ARO liability is recorded, when incurred, for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. The associated retirement costs are capitalized as part of the related long-lived asset and are depreciated over the useful life of the asset. The ARO liabilities are accreted each period using the credit-adjusted risk-free interest rates associated with the expected settlement dates of the AROs. These rates are determined when the obligations are incurred. Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the associated retirement costs. We recognize regulatory assets or liabilities for the timing differences between when we recover an ARO in rates and when we recognize the associated retirement costs. See Note 7, Asset Retirement Obligations, for more information.

(j) Asset Impairment—We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include certain assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future.

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets applicable criteria to be considered probable of abandonment, we assess the likelihood of recovery of the remaining carrying value of that generating unit at the end of each reporting period. If it becomes probable that regulators will not allow full recovery as well as a return on the remaining net book value of the abandoned generating unit, an impairment charge may be required. An impairment charge would be recorded if the remaining carrying value of the abandoned generating unit is greater than the present value of the amount expected to be recovered from ratepayers. See Note 6, Property, Plant, and Equipment, for more information.

(k) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the WEC Energy Group shareholder approved Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, selected officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. The number of shares of WEC Energy Group common stock authorized for issuance under the plan is 34.3 million.

2017 Form 10-K	58	Wisconsin Electric Power Company

Stock-based compensation expense is allocated to us based on the outstanding awards held by our employees and our allocation of labor costs. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and excess tax benefits could only be recognized to the extent they reduced taxes payable. In the first quarter of 2017, we recorded an $11.9 million cumulative-effect adjustment to increase retained earnings for excess tax benefits that had not been recognized in prior years as they did not reduce taxes payable.

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

As we did not record any excess tax benefits in 2017, adoption of ASU 2016-09 had no impact on our financial statements other than the cumulative-effect adjustment discussed above.

Stock Options

Our employees are granted WEC Energy Group non-qualified stock options that generally vest on a cliff-basis after a three-year period. The exercise price of a stock option under the plan cannot be less than 100% of the fair market value of WEC Energy Group common stock on the grant date. Historically, all stock options have been granted with an exercise price equal to the fair market value of WEC Energy Group common stock on the date of the grant. Options may not be exercised within six months of the grant date except in the event of a change in control. Options expire no later than 10 years from the date of grant.

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2017	2016	2015
Stock options granted *	80,770	92,880	495,550

Estimated weighted-average fair value per stock option	$7.12	$4.92	$5.29

Assumptions used to value the options:
Risk-free interest rate	0.7% – 2.5%	0.5% – 2.2%	0.1% – 2.1%
Dividend yield	3.5%	4.0%	3.7%
Expected volatility	19.0%	18.0%	18.0%
Expected life (years)	6.2	5.8	5.8

*	Effective January 1, 2016, certain employees were transferred into WBS. See Note 4, Related Parties, for more information.

The risk-free interest rate was based on the United States Treasury interest rate with a term consistent with the expected life of the stock options. The dividend yield was based on WEC Energy Group's dividend rate at the time of the grant and historical stock prices. Expected volatility and expected life assumptions were based on WEC Energy Group's historical experience.

Restricted Shares

WEC Energy Group restricted shares granted to our employees have a three-year vesting period with one-third of the award vesting on each anniversary of the grant date. The restricted shares are classified as equity awards.

2017 Form 10-K	59	Wisconsin Electric Power Company

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over a three-year period, and beginning in 2017, other performance metrics as determined by the Compensation Committee. Participants may earn between 0% and 175% of the base performance unit award, as adjusted pursuant to the terms of the plan. Performance units granted on or after January 1, 2016 also accrue forfeitable dividend equivalents in the form of additional performance units.

All grants of performance units are settled in cash and are accounted for as liability awards accordingly. The fair value of the performance units reflects our estimate of the final expected value of the awards, which is based on WEC Energy Group's stock price and performance achievement under the terms of the award. Stock-based compensation costs are recorded over the three-year performance period.

See Note 8, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

(l) Income Taxes—We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. If we conclude that certain deferred tax assets are likely to expire before being realized, a valuation allowance would be established against those assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

Investment tax credits associated with regulated operations are deferred and amortized over the life of the assets. We are included in WEC Energy Group's consolidated Federal and state income tax returns. In accordance with our tax allocation agreement with WEC Energy Group, we are allocated income tax payments and refunds based upon our separate tax computation. See Note 12, Income Taxes, for more information.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in our income statements.

(m) Fair Value Measurements—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

2017 Form 10-K	60	Wisconsin Electric Power Company

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

Due to the short-term nature of cash and cash equivalents, net accounts receivable and unbilled revenues, accounts payable, and short-term debt, the carrying amount of each such item approximates fair value. The fair value of our preferred stock is estimated based on the quoted market value for the same issue, or by using a dividend discount model. The fair value of our long-term debt is estimated based upon the quoted market value for the same or similar issues. The fair values of long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

See Note 13, Fair Value Measurements, for more information.

(n) Derivative Instruments—We use derivatives as part of our risk management program to manage the risks associated with the price volatility of purchased power, generation, and natural gas costs for the benefit of our customers. Our approach is non-speculative and designed to mitigate risk. Our regulated hedging programs are approved by the PSCW.

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

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets, and cash collateral received is reflected in other current liabilities. See Note 14, Derivative Instruments, for more information.

(o) Employee Benefits—The costs of pension and OPEB plans are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for our net periodic benefit cost calculated under GAAP. See Note 15, Employee Benefits, for more information.

(p) Customer Deposits and Credit Balances—When utility customers apply for new service, they may be required to provide a deposit for the service. Customer deposits are recorded within other current liabilities on our balance sheets.

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

(q) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion product landfill sites and manufactured gas plant sites. See Note 7, Asset Retirement Obligations, for more information regarding coal combustion product landfill sites and Note 19, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

We record environmental remediation liabilities when site assessments indicate remediation is probable and we can reasonably estimate the loss or a range of losses. The estimate includes both our share of the liability and any additional amounts that will not

2017 Form 10-K	61	Wisconsin Electric Power Company

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

We have received approval to defer certain environmental remediation costs, as well as estimated future costs, through a regulatory asset. The recovery of deferred costs is subject to the PSCW's approval.

We review our estimated costs of remediation annually for our manufactured gas plant sites and coal combustion product landfill sites. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

NOTE 2—ACQUISITIONS

Parent Company's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, our parent company completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we entered into a long-term service agreement with a wholly owned subsidiary of Bluewater to take the allocated storage, which was then approved by the PSCW in November 2017. See Note 21, Regulatory Environment, for more information.

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

The acquisition was subject to the approvals of various government agencies, including the PSCW. Approvals were obtained from all agencies subject to several conditions. The PSCW order includes the following conditions:

•
We are subject to an earnings sharing mechanism for three years beginning January 1, 2016. Under the earnings sharing mechanism, if we earn over our authorized rate of return, 50% of the first 50 basis points of additional utility earnings will be shared with customers and will reduce our transmission escrow. All utility earnings above the first 50 basis points will be solely used to reduce the transmission escrow. For the years ended December 31, 2017 and 2016, we recorded $0.1 million and $21.1 million of expense related to this earnings sharing mechanism, respectively.

•
Any future electric generation projects affecting Wisconsin ratepayers submitted by WEC Energy Group or its subsidiaries will first consider the extent to which existing intercompany resources can meet energy and capacity needs. In September 2015, we and WPS filed a joint integrated resource plan with the PSCW for our combined loads, which indicated that no new generation was needed at the time.

In 2015, we recorded $6.6 million of severance expense that resulted from employee reductions related to the post-acquisition integration. The severance expense was recorded in our utility segment and is included in the other operation and maintenance line item on the income statements. Severance expense incurred after 2015 was not significant. Severance payments made during 2017 were not significant. Severance payments of $4.6 million and $1.2 million were made during 2016 and 2015, respectively. The severance accrual on our balance sheets at December 31, 2017 and 2016 related to the acquisition of Integrys was not significant.

NOTE 3—DISPOSITIONS

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

2017 Form 10-K	62	Wisconsin Electric Power Company

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

NOTE 4—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC, and other affiliated entities.

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

A new AIA took effect January 1, 2017. The new agreement replaced the previous agreements. The pricing methodology and services under this new agreement are substantially identical to those under the agreements that were replaced. All of the applicable state commissions approved modifications to the new AIA to incorporate WEC Energy Group's acquisition of Bluewater. See Note 2, Acquisitions, for more information on the acquisition.

Effective January 1, 2016, 485 of our employees were transferred into WBS. In connection with this transfer of employees, certain benefit-related liabilities were also transferred to WBS. In addition, we transferred certain software assets to WBS in 2016.

Bostco, our consolidated subsidiary, had a note payable to our parent company, WEC Energy Group. The balance of this note payable was $18.5 million at December 31, 2016, which was paid off in the first half of 2017.

In connection with the sale of Bostco’s remaining real estate holdings, Wispark, a subsidiary of WEC Energy Group, provided $7.0 million of financing to the buyer and established a corresponding note receivable. Bostco had a $7.0 million related party receivable from Wispark that was paid in April 2017. See Note 3, Dispositions, for more information on the real estate sale.

2017 Form 10-K	63	Wisconsin Electric Power Company

Effective January 1, 2017, based upon input we received from the PSCW, we transferred our $415.4 million investment in ATC, and the related receivable for distributions approved and recorded in December 2016, to another subsidiary of WEC Energy Group. In addition, we transferred $186.8 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs.

Our balance sheets included the following receivables and payables related to transactions entered into with ATC:

(in millions)	2017	2016
Accounts receivable
Services provided to ATC	$0.8	$1.1
Accounts payable
Services received from ATC	22.2	20.0

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2017	2016	2015
Lease agreements
Lease payments to We Power (1)	$420.5	$412.2	$410.5
CWIP billed to We Power	57.3	37.9	58.8
Transactions with WBS (2)
Billings to WBS (3)	255.7	213.8	11.1
Billings from WBS (4)	215.4	310.6	1.3
Transactions with WPS (2)
Natural gas purchases from WPS	1.6	1.9	0.4
Billings to WPS	28.2	9.0	13.4
Billings from WPS	4.5	4.2	4.9
Transactions with WG
Natural gas purchases from WG	5.3	5.3	5.3
Billings to WG	64.0	60.6	79.4
Billings from WG	23.1	21.5	23.5
Transactions with UMERC (5)
Electric sales to UMERC	30.8	—	—
Billings to UMERC (2)	125.5	—	—
Transactions with Bluewater (6)
Storage service fees	2.7	—	—
Transactions with ATC
Charges to ATC for services and construction	10.9	10.0	9.7
Charges from ATC for network transmission services	241.4	247.8	238.5
Refund from ATC per FERC ROE order	(19.4)	—	—

(1)	We make lease payments to We Power, another subsidiary of WEC Energy Group, for PWGS Units 1 and 2 and ERGS Units 1 and 2.

(2)	Includes amounts billed for services, pass through costs, and other items in accordance with the approved AIAs.

(3)
Includes $1.2 million, for the transfer of certain benefit-related liabilities from WBS for the year ended December 31, 2017. For the year ended December 31, 2016, includes $13.1 million for the transfer of certain software assets to WBS. There were no transfers of assets to WBS during the year ended December 31, 2017, and there were no transfers of liabilities from WBS for the year ended December 31, 2016.

(4)	For the year ended December 31, 2017 and 2016, includes $1.5 million and $116.0 million, respectively, for the transfer of certain benefit-related liabilities to WBS.

(5)	UMERC became operational effective January 1, 2017. See below for more information.

(6)	The acquisition of Bluewater was completed on June 30, 2017. See below for more information.

2017 Form 10-K	64	Wisconsin Electric Power Company

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. See Note 21, Regulatory Environment, for more information. We transferred approximately 27,500 retail electric customers and 50 electric distribution-only customers to UMERC, along with approximately 2,500 miles of electric distribution lines. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The book value of net assets, including the related deferred income tax liabilities, transferred to UMERC from us as of January 1, 2017, was $61.1 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss. UMERC currently meets its market obligations through power purchase agreements with us and WPS.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

We recorded a $1,065 million change in our deferred taxes due to the enactment of the Tax Legislation, which resulted in both an increase to income tax related regulatory liabilities as well as a decrease to certain existing income tax related regulatory assets represented in Income tax related items in the table below. The $1,065 million change in our deferred taxes represents our estimate of the tax benefit that will be returned to ratepayers through future refunds, bill credits, or reductions in other regulatory assets. See Note 12, Income Taxes, for more information on the Tax Legislation.

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2017	2016	See Note
Regulatory assets (1) (2)
Plant related – capital leases	$801.3	$724.8	11
Unrecognized pension and OPEB costs (3)	484.4	520.3	15
SSR	298.9	188.1	21
Electric transmission costs	220.7	231.9	21
We Power generation (4)	71.3	54.1
AROs	41.4	39.7	7
Environmental remediation costs (5)	30.4	29.9	19
Energy efficiency programs (6)	28.2	38.5
Income tax related items	—	200.8	12
Other, net	8.3	8.5
Total regulatory assets	$1,984.9	$2,036.6

(1)	Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in the table.

(2)
As of December 31, 2017, we had $11.4 million of regulatory assets not earning a return and $254.0 million of regulatory assets earning a return based on short-term interest rates. The regulatory assets not earning a return relate to certain environmental remediation costs, the recovery of which depends on the timing of the actual expenditures. The other regulatory assets in the table either earn a return or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)
Represents the unrecognized future pension and OPEB costs resulting from actuarial gains and losses on defined benefit and OPEB plans. We are authorized recovery of this regulatory asset over the average remaining service life of each plan.

(4)
Represents amounts recoverable from customers related to our costs of the generating units leased from We Power, including subsequent capital additions. See Note 11, Long-Term Debt and Capital Lease Obligations, for more information on the Tax Legislation impacts on the lease payments.

(5)	As of December 31, 2017, we had not yet made cash expenditures for $18.5 million of these environmental remediation costs.

(6)	Represents amounts recoverable from customers related to programs designed to meet energy efficiency standards.

2017 Form 10-K	65	Wisconsin Electric Power Company

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2017	2016	See Note
Regulatory liabilities
2017 Tax Legislation impact and income tax related	$849.1	$—	12
Removal costs (1)	730.0	722.9
Mines deferral (2)	95.1	70.2
Other, net	46.9	71.0
Total regulatory liabilities	$1,721.1	$864.1

Balance Sheet Presentation
Current liabilities	$13.1	$10.2
Regulatory liabilities	1,708.0	853.9
Total regulatory liabilities	$1,721.1	$864.1

(1)	Represents amounts collected from customers to cover the cost of future removal of property, plant, and equipment.

(2)
Represents the deferral of revenues less the associated cost of sales related to the mines, which were not included in the 2015 rate order. We intend to request that this deferral be applied for the benefit of Wisconsin retail electric customers in a future rate proceeding.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following utility and non-utility and other assets at December 31:

(in millions)	2017	2016
Utility property, plant, and equipment (1)	$9,870.7	$11,232.9
Less: Accumulated depreciation	2,970.3	3,606.9
Net	6,900.4	7,626.0
CWIP	159.5	111.5
Plant to be retired, net	872.7	—
Net utility property, plant, and equipment	7,932.6	7,737.5

Property under capital leases	3,009.1	2,898.0
Less: Accumulated amortization	945.9	837.8
Net leased facilities	2,063.2	2,060.2

Non-utility and other property, plant, and equipment	11.9	46.4
Less: Accumulated depreciation	—	12.7
Net (2)	11.9	33.7
CWIP	—	0.9
Net non-utility and other property, plant, and equipment	11.9	34.6

Total property, plant, and equipment	$10,007.7	$9,832.3

(1)
Effective January 1, 2017, we transferred 2,500 miles of electric distribution lines and related electric distribution substations in the Upper Peninsula of Michigan to UMERC. The net book value of the property, plant, and equipment we transferred to UMERC was $61.1 million. See Note 4, Related Parties, for more information.

(2)	In March 2017, we sold the remaining real estate holdings of Bostco located in downtown Milwaukee, Wisconsin, which included retail, office, and residential space.

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have announced our plans for the retirement of the plants identified below. The net book value of these plants was classified as plant to be retired within property, plant, and equipment on our balance sheet at December 31, 2017. In addition, severance expense in the amount of $25.8 million was recorded within the utility segment in 2017 related to these announced plant retirements.

2017 Form 10-K	66	Wisconsin Electric Power Company

Pleasant Prairie Power Plant

As a result of a MISO ruling in December 2017, Pleasant Prairie must be shut down no later than April 10, 2018. Because we had an obligation at December 31, 2017 to shut down the Pleasant Prairie plant in April 2018, retirement of the plant was probable at December 31, 2017. The net book value of this generating unit was $681.3 million at December 31, 2017. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is included in rate base, and we continue to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. The physical dismantlement of the plant will not occur immediately.  It may take several years to finalize long-term plans for the site. See Note 19, Commitments and Contingencies, for more information.

Presque Isle Power Plant

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. Upon receiving this approval, retirement of the PIPP generating units became probable. The new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. The net book value of these units was $191.4 million at December 31, 2017. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. The net book value of these assets was transferred from plant in service to plant to be retired. See Note 19, Commitments and Contingencies, for more information.

NOTE 7—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation and substation facilities, the removal and dismantlement of generation facilities, and the closure of fly-ash landfills at our generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the rate-making practices for retirement costs authorized by the applicable regulators. On our balance sheets, AROs are recorded within other long-term liabilities.

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2017		2016	2015
Balance as of January 1	$61.5		$58.7	$40.5
Accretion	3.2		3.0	2.3
Additions	5.5	(1)	—	15.9	(2)
Liabilities settled	(1.9)		(0.2)	—
Balance as of December 31	$68.3		$61.5	$58.7

(1)	During 2017, an ARO was recorded related to the removal and dismantlement of the Rothschild Biomass Plant.

(2)	During 2015, an ARO was recorded for the fly-ash landfills located at our generation facilities.

NOTE 8—COMMON EQUITY

Stock-Based Compensation Plans

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2017	2016	2015
Stock options	$1.3	$1.8	$3.2
Restricted stock	0.8	1.8	2.1
Performance units	9.9	3.9	7.5
Stock-based compensation expense	$12.0	$7.5	$12.8
Related tax benefit	$4.8	$3.0	$5.1

2017 Form 10-K	67	Wisconsin Electric Power Company

Stock-based compensation costs capitalized during 2017, 2016, and 2015 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2017:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	1,285,806	$33.41
Granted	80,770	$58.31
Exercised	(300,064)	$25.54
Transferred	129,635	$35.48
Outstanding as of December 31, 2017	1,196,147	$37.29	4.6	$34.9
Exercisable as of December 31, 2017	971,547	$33.43	3.8	$32.1

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2017. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2017, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $11.2 million, $14.1 million, and $34.6 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $7.7 million, $12.1 million, and $29.2 million during the years ended December 31, 2017, 2016, and 2015, respectively. The actual tax benefit from option exercises for the same periods was approximately $4.5 million, $5.6 million, and $14.0 million, respectively.

As of December 31, 2017, we expected to recognize approximately $0.9 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.7 years on a weighted-average basis.

During the first quarter of 2018, the Compensation Committee awarded 81,730 non-qualified WEC Energy Group stock options with an exercise price of $66.02 and a weighted-average grant date fair value of $7.26 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2017:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2017	16,261	$50.39
Granted	8,001	$58.10
Released	(8,018)	$48.78
Transferred	(379)	$57.77
Forfeited	(582)	$53.83
Outstanding as of December 31, 2017	15,283	$54.96

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.5 million, $0.4 million, and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. The actual tax benefit from released restricted shares for the same years was $0.2 million, $0.2 million, and $1.1 million, respectively.

As of December 31, 2017, we expected to recognize approximately $1.2 million of unrecognized compensation cost related to WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2018, the Compensation Committee awarded 7,518 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $64.99 per share.

2017 Form 10-K	68	Wisconsin Electric Power Company

Performance Units

During 2017, 2016, and 2015, the Compensation Committee awarded 34,765; 35,700; and 187,450 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

In 2016, we transferred 573,499 performance units to WBS in connection with the transfer of certain employees. See Note 4, Related Parties, for more information.

Performance units with an intrinsic value of $1.4 million, $3.4 million, and $11.6 million were settled during 2017, 2016, and 2015, respectively. The actual tax benefit from the distribution of performance units for the same years was approximately $0.4 million, $0.5 million, and $4.2 million, respectively.

At December 31, 2017, we had 96,577 performance units outstanding, including dividend equivalents. A liability of $4.9 million was recorded on our balance sheet at December 31, 2017 related to these outstanding units. As of December 31, 2017, we expected to recognize approximately $3.6 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.4 years on a weighted-average basis.

During the first quarter of 2018, performance units held by our employees with an intrinsic value of $1.8 million were settled. The actual tax benefit from the distribution of these awards was $0.4 million. In January 2018, the Compensation Committee also awarded 32,650 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 10, Short-Term Debt and Lines of Credit, for discussion of certain financial covenants related to short-term debt obligations.

As of December 31, 2017, our restricted retained earnings totaled $2.2 billion.

Except for the restrictions described above and subject to applicable law, we do not have any other significant dividend restrictions.

NOTE 9—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2017 and 2016:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	$4.4
$100 par value, Serial Preferred Stock	2,286,500
3.60% Series		260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—
Total				$30.4

2017 Form 10-K	69	Wisconsin Electric Power Company

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2017	2016
Commercial paper
Amount outstanding at December 31	$210.9	$159.0
Average interest rate on amounts outstanding at December 31	1.81%	0.87%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2017 was $53.3 million, with a weighted-average interest rate during the period of 1.38%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a minimum total funded debt to capitalization ratio of less than 65%.

As of December 31, 2017, we had approximately $287.9 million of available capacity under our bank back-up credit facility and $210.9 million of commercial paper outstanding that was supported by the credit facility.

In April 2017, our consolidated subsidiary, Bostco, paid off a note payable to our parent, WEC Energy Group.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2017
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.2
Commercial paper outstanding		210.9

Available capacity under existing agreement		$287.9

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

NOTE 11—LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

See our statements of capitalization for details on our long-term debt.

Debentures and Notes

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under capital leases) as of December 31, 2017:

(in millions)
2018	$250.0
2019	250.0
2020	—
2021	300.0
2022	—
Thereafter	1,885.0
Total	$2,685.0

2017 Form 10-K	70	Wisconsin Electric Power Company

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

We are the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of
$80.0 million. In August 2009, we terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. As of December 31, 2017, the repurchased bonds were still outstanding, but are not reported in our long-term debt or included in our capitalization statements since they are held by us. Depending on market conditions and other factors, we may change the method used to determine the interest rate on this bond series and have it remarketed to third parties. A related bond series that had an outstanding principal amount of $67.0 million matured on August 1, 2016.

Obligations Under Capital Leases

We are the obligor under a power purchase contract with an unaffiliated third party and we lease power plants from We Power. Under capital lease accounting, we have recorded the leased plants and corresponding obligations under the capital leases on our balance sheets. We treat these agreements as operating leases for rate-making purposes. We record our minimum lease payments under the power purchase contract as purchased power expense on our income statements. We record the lease payments under our leases with We Power as rent expense in other operation and maintenance in our income statements. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our balance sheets. See Note 5, Regulatory Assets and Liabilities, for more information on our plant related capital leases.

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

We treat the long-term power purchase contract as an operating lease for rate-making purposes and we record our minimum lease payments as cost of sales on our income statements. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under capital lease accounting as a deferred regulatory asset on our balance sheets. Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to approximately
$78.5 million during 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the capital lease was $27.0 million as of December 31, 2017, and will decrease to zero over the remaining life of the contract.

Port Washington Generating Station

We are leasing PWGS 1 and PWGS 2, two 545 MW natural gas-fired generation units which were placed in service in July 2005 and May 2008, respectively, from We Power under PSCW approved leases. The leased units and corresponding obligations for the units have been recorded at the estimated fair value of $727.4 million. We are amortizing the leased units on a straight-line basis over the original 25-year term of the leases. The lease payments are expected to be recovered through our rates, as supported by the 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $129.1 million in the year 2021 for PWGS 1 and to approximately $124.4 million in the year 2023 for PWGS 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the capital leases for the units was $644.7 million as of December 31, 2017, and will decrease to zero over the remaining lives of the contracts.

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

2017 Form 10-K	71	Wisconsin Electric Power Company

been recorded at the estimated fair value of $2,141.4 million. The lease payments are expected to be recovered through our rates, as supported by the 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $517.9 million in the year 2028 for ER 1 and to approximately $425.0 million in the year 2029 for ER 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the capital leases was $2,194.6 million as of December 31, 2017, and will decrease to zero over the remaining lives of the contracts.

We paid the following lease payments during 2017, 2016, and 2015:

(in millions)	2017	2016	2015
Long-term power purchase commitment	$7.2	$37.6	$36.2
PWGS	85.0	82.4	103.8
ERGS	335.5	329.8	306.7
Total	$427.7	$449.8	$446.7

As a result of the Tax Legislation, future PWGS and ERGS lease payments were recalculated and are expected to decrease by approximately $50.0 million annually beginning in 2018. The reduction in lease payments is not expected to impact earnings as it will be recorded as a reduction to regulatory assets until our next rate case. See Note 5, Regulatory Assets and Liabilities, and Note 12, Income Taxes, for more information on the Tax Legislation.

The following table summarizes our capitalized leased facilities as of December 31:

(in millions)	2017	2016
Long-term power purchase commitment
Under capital lease	$140.3	$140.3
Accumulated amortization	(115.2)	(109.5)
Total long-term power purchase commitment	$25.1	$30.8

PWGS
Under capital lease	$727.4	$704.2
Accumulated amortization	(305.1)	(274.7)
Total PWGS	$422.3	$429.5

ERGS
Under capital lease	$2,141.4	$2,053.5
Accumulated amortization	(525.6)	(453.6)
Total ERGS	$1,615.8	$1,599.9

Total leased facilities	$2,063.2	$2,060.2

2017 Form 10-K	72	Wisconsin Electric Power Company

Future minimum lease payments under our capital leases and the present value of our net minimum lease payments as of December 31, 2017 are as follows:

(in millions)	Power Purchase Commitment	PWGS	ERGS	Total
2018	$14.7	$96.3	$287.7	$398.7
2019	15.5	96.3	287.7	399.5
2020	16.4	96.3	287.7	400.4
2021	17.2	96.3	287.7	401.2
2022	7.6	96.3	287.6	391.5
Thereafter	—	857.3	5,029.5	5,886.8
Total minimum lease payments	71.4	1,338.8	6,467.9	7,878.1
Less: Estimated executory costs	(33.1)	—	—	(33.1)
Net minimum lease payments	38.3	1,338.8	6,467.9	7,845.0
Less: Interest	(11.3)	(694.1)	(4,273.3)	(4,978.7)
Present value of minimum lease payments	27.0	644.7	2,194.6	2,866.3
Less: Due currently	(3.7)	(19.4)	(19.4)	(42.5)
Long-term obligations under capital lease	$23.3	$625.3	$2,175.2	$2,823.8

NOTE 12—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2017	2016	2015
Current tax expense	$81.5	$4.8	$33.1
Deferred income taxes, net	110.6	207.3	180.0
Investment tax credit, net	(0.9)	(1.1)	(1.1)
Total income tax expense	$191.2	$211.0	$212.0

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes and preferred dividend as a result of the following:

	2017		2016		2015
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Expected tax at statutory federal tax rates	$184.4	35.0%	$201.4	35.0%	$205.7	35.0%
State income taxes net of federal tax benefit	27.9	5.3%	31.8	5.5%	31.0	5.3%
Production tax credits	(17.6)	(3.3)%	(16.5)	(2.8)%	(17.8)	(3.0)%
Domestic production activities deduction	(7.8)	(1.5)%	(7.8)	(1.4)%	(7.8)	(1.3)%
AFUDC – Equity	(1.1)	(0.2)%	(1.5)	(0.3)%	(2.0)	(0.3)%
Investment tax credit restored	(0.9)	(0.2)%	(1.1)	(0.2)%	(1.1)	(0.2)%
Other, net	6.3	1.1%	4.7	0.8%	4.0	0.5%
Total income tax expense	$191.2	36.2%	$211.0	36.6%	$212.0	36.0%

Deferred Income Tax Assets and Liabilities

On December 22, 2017, the Tax Legislation was signed into law. For businesses, the Tax Legislation reduces the corporate federal tax rate from a maximum of 35% to a 21% rate effective January 1, 2018. We estimated a preliminary tax benefit related to the re-measurement of our deferred taxes in the amount of approximately $1,065 million. Accordingly, this amount has been recorded as both an increase to regulatory liabilities as well as a decrease to certain existing regulatory assets as of December 31, 2017. Our revaluation of our deferred tax assets and liabilities is subject to further clarification of the new law that cannot be estimated at this

2017 Form 10-K	73	Wisconsin Electric Power Company

time. The impact of the Tax Legislation could materially differ from this estimate due to, among other things, changes in interpretations and assumptions we have made.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, certain amounts related to bonus depreciation and future tax benefit utilization recorded in the financial statements as a result of the Tax Legislation are to be considered "provisional" as discussed in SAB 118 and subject to revision. We are awaiting additional guidance from industry and income tax authorities in order to finalize our accounting.

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2017	2016
Deferred tax assets
Tax gross up – regulatory items	$240.1	$—
Future tax benefits	133.1	143.7
Deferred revenues	128.8	207.2
Employee benefits and compensation	50.2	77.6
Construction advances	15.0	20.0
Uncollectible account expense	12.5	16.1
Emission allowances	0.1	0.2
Other	54.8	70.9
Total deferred tax assets	634.6	535.7

Deferred tax liabilities
Property-related	1,487.0	2,257.3
Employee benefits and compensation	117.4	179.3
Deferred transmission costs	60.1	93.1
Prepaid tax, insurance, and other	33.8	50.2
Investment in transmission affiliate	—	195.1
Other	91.8	94.0
Total deferred tax liabilities	1,790.1	2,869.0
Deferred tax liability, net	$1,155.5	$2,333.3

Consistent with rate-making treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

As of December 31, 2017, we had $4.0 million and $125.6 million of federal charitable contribution and tax credit carryforwards resulting in deferred tax assets of $0.8 million and $125.6 million, respectively. These federal charitable contribution carryforwards begin to expire in 2020 and tax credit carryforwards begin to expire in 2031. We expect to have future taxable income sufficient to utilize these deferred tax assets. As of December 31, 2016, we had approximately $82.8 million and $107.2 million of federal net operating loss and tax credit carryforwards resulting in deferred tax assets of $29.0 million and $107.2 million, respectively. As of December 31, 2017 we had $74.7 million and $31.9 million of state net operating loss and state charitable contribution carryforwards resulting in deferred tax assets of $4.7 million and $2.0 million, respectively. These state net operating loss carryforwards begin to expire in 2035 and state charitable contribution carryforwards begin to expire in 2017. We expect to have future taxable income sufficient to utilize these deferred tax assets. As of December 31, 2016 we had $149.9 million state net operating loss carryforwards resulting in deferred tax assets of $7.5 million.

Unrecognized Tax Benefits

We previously adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2017	2016
Balance as of January 1	$5.1	$6.1
Reductions for tax positions of prior years	(5.1)	(1.0)
Balance as of December 31	$—	$5.1

2017 Form 10-K	74	Wisconsin Electric Power Company

The amount of unrecognized tax benefits as of December 31, 2017 and 2016 excludes deferred tax assets related to uncertainty in income taxes of zero and $5.1 million, respectively. As of December 31, 2017 and 2016, there were no unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2017, 2016, and 2015, we recognized $0.7 million of interest income, $0.2 million of interest expense, and $0.1 million of interest income, respectively, in our income statements. For the years ended December 31, 2017, 2016, and 2015, we recognized no penalties in our income statements. As of December 31, 2017, we had no interest accrued and no penalties accrued on our balance sheets. As of December 31, 2016, we had $0.7 million of accrued interest and no penalties accrued on our balance sheets.

We do not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include Federal and the state of Wisconsin. With a few exceptions, we are no longer subject to federal income tax examination by the IRS for years prior to 2014. As of December 31, 2017, we were subject to examination by the Wisconsin taxing authority for tax years 2013 through 2017.

NOTE 13—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$0.1	$—	$0.6
Petroleum products contracts	0.9	—	—	0.9
FTRs	—	—	2.4	2.4
Coal contracts	—	0.7	—	0.7
Total derivative assets	$1.4	$0.8	$2.4	$4.6

Derivative liabilities
Natural gas contracts	$2.0	$0.1	$—	$2.1
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$2.0	$0.4	$—	$2.4

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.0	$0.8	$—	$6.8
Petroleum products contracts	0.2	—	—	0.2
FTRs	—	—	3.1	3.1
Coal contracts	—	1.9	—	1.9
Total derivative assets	$6.2	$2.7	$3.1	$12.0

Derivative liabilities
Natural gas contracts	$0.1	$—	$—	$0.1
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	0.5	—	0.5
Total derivative liabilities	$0.2	$0.5	$—	$0.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets. See Note 14, Derivative Instruments, for more information.

2017 Form 10-K	75	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

(in millions)	2017	2016	2015
Balance at the beginning of the period	$3.1	$1.6	$7.0
Purchases	6.9	8.1	3.9
Settlements	(7.6)	(6.6)	(9.3)
Balance at the end of the period	$2.4	$3.1	$1.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$30.5	$30.4	$28.8
Long-term debt, including current portion	2,662.3	2,976.3	2,661.1	2,923.4

NOTE 14—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities:

	December 31, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.6	$1.9	$6.3	$0.1
Petroleum products contracts	0.9	—	0.2	0.1
FTRs	2.4	—	3.1	—
Coal contracts	0.6	0.1	1.5	0.5
Total other current	$4.5	$2.0	$11.1	$0.7

Other long-term
Natural gas contracts	$—	$0.2	$0.5	$—
Coal contracts	0.1	0.2	0.4	—
Total other long-term	$0.1	$0.4	$0.9	$—
Total	$4.6	$2.4	$12.0	$0.7

Our estimated notional sales volumes and realized gains (losses) were as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
(in millions)	Volume	Gains (Losses)	Volume	Gains (Losses)	Volume	Gains (Losses)
Natural gas contracts	26.9 Dth	$(1.0)	35.3 Dth	$(12.3)	24.0 Dth	$(12.6)
Petroleum products contracts	16.7 gallons	(1.4)	10.3 gallons	(2.6)	4.0 gallons	(0.2)
FTRs	27.1 MWh	7.6	25.3 MWh	7.3	22.8 MWh	3.2
Total		$5.2		$(7.6)		$(9.6)

At December 31, 2017, we had posted cash collateral of $4.9 million in our margin accounts, and at December 31, 2016, we had received cash collateral of $3.4 million in our margin accounts.

2017 Form 10-K	76	Wisconsin Electric Power Company

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2017			December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$4.6	$2.4		$12.0		$0.7
Gross amount not offset on the balance sheet	(1.3)	(2.0)	(1)	(3.6)	(2)	(0.2)
Net amount	$3.3	$0.4		$8.4		$0.5

(1)	Includes cash collateral posted of $0.7 million at December 31, 2017.

(2)	Includes cash collateral received of $3.4 million at December 31, 2016.

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

2017 Form 10-K	77	Wisconsin Electric Power Company

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Costs				OPEB Costs
(in millions)	2017		2016		2017		2016
Change in benefit obligation
Obligation at January 1	$1,177.0		$1,290.6		$298.5		$313.8
Service cost	12.2		10.5		7.0		7.3
Interest cost	47.0		49.7		12.1		13.2
Participant contributions	—		—		5.7		8.8
Plan amendments	—		(2.6)		(6.8)		—
Net transfer to/from affiliates	(13.4)	(1)	(121.1)	(2)	(3.3)	(1)	(17.0)	(2)
Actuarial loss (gain)	53.1		25.3		5.1		(9.7)
Benefit payments	(82.0)		(75.4)		(16.5)		(19.0)
Federal subsidy on benefits paid	N/A		N/A		1.7		1.1
Obligation at December 31	$1,193.9		$1,177.0		$303.5		$298.5

Change in fair value of plan assets
Fair value at January 1	$1,102.8		$1,179.3		$205.1		$216.1
Actual return on plan assets	121.9		73.0		25.9		13.5
Employer contributions	5.1		5.3		3.2		2.7
Participant contributions	—		—		5.7		8.8
Net transfer to/from affiliates	(13.7)	(1)	(79.4)	(2)	(3.3)	(1)	(17.0)	(2)
Benefit payments	(82.0)		(75.4)		(16.5)		(19.0)
Fair value at December 31	$1,134.1		$1,102.8		$220.1		$205.1
Funded status at December 31	$(59.8)		$(74.2)		$(83.4)		$(93.4)

(1)	Benefit obligations and plan assets were moved along with our employees who were transferred to/from affiliated entities, primarily a result of our customer service employees being transferred to WBS.

(2)	Benefit obligations and plan assets were moved along with our employees who were transferred to/from affiliated entities. See Note 4, Related Parties, for more information.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Costs		OPEB Costs
(in millions)	2017	2016	2017	2016
Pension and OPEB obligations	$(59.8)	$(74.2)	$(83.4)	$(93.4)

The accumulated benefit obligation for all defined benefit pension plans was $1,192.4 million and $1,175.8 million as of December 31, 2017 and 2016, respectively.

The following table shows information for the pension plans for which we have an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2017	2016
Projected benefit obligation	$1,193.9	$1,177.0
Accumulated benefit obligation	1,192.4	1,175.8
Fair value of plan assets	1,134.1	1,102.8

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Costs		OPEB Costs
(in millions)	2017	2016	2017	2016
Net regulatory assets
Net actuarial loss (gain)	$485.4	$518.5	$(1.6)	$4.6
Prior service costs (credits)	(1.0)	0.2	(8.4)	(3.0)
Total	$484.4	$518.7	$(10.0)	$1.6

2017 Form 10-K	78	Wisconsin Electric Power Company

The following table shows the estimated amounts that will be amortized into net periodic benefit cost during 2018:

(in millions)	Pension Costs	OPEB Costs
Net actuarial loss	$37.5	$—
Prior service costs (credits)	0.9	(2.3)
Total 2018 – estimated amortization	$38.4	$(2.3)

The components of net periodic benefit cost (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Costs			OPEB Costs
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$12.2	$10.5	$14.7	$7.0	$7.3	$9.0
Interest cost	47.0	49.7	52.9	12.1	13.2	13.4
Expected return on plan assets	(76.6)	(77.7)	(83.6)	(14.7)	(14.0)	(16.0)
Plan settlement	4.1	—	—	—	—	—
Amortization of prior service cost (credit)	1.1	1.6	2.0	(1.4)	(1.1)	(1.1)
Amortization of net actuarial loss	35.4	32.4	35.6	—	1.0	1.0
Net periodic benefit cost	$23.2	$16.5	$21.6	$3.0	$6.4	$6.3

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension		OPEB
	2017	2016	2017	2016
Discount rate	3.65%	4.15%	3.65%	4.20%
Rate of compensation increase	3.20%	3.20%	N/A	N/A
Assumed medical cost trend rate (pre 65)	N/A	N/A	6.50%	7.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2024	2021
Assumed medical cost trend rate (post 65)	N/A	N/A	6.18%	7.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2028	2021

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Costs
	2017	2016	2015
Discount rate	4.12%	4.45%	4.15%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.20%	3.50%	4.00%

	OPEB Costs
	2017	2016	2015
Discount rate	4.10%	4.45%	4.20%
Expected return on plan assets	7.25%	7.25%	7.25%
Assumed medical cost trend rate (Pre 65/Post 65)	7.00%	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	2021	2021	2021

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2018, the expected return on assets assumption is 7.00% for the pension plan and 7.25% for the OPEB plan.

2017 Form 10-K	79	Wisconsin Electric Power Company

Assumed health care cost trend rates have a significant effect on the amounts reported by us for the health care plans. For the year ended December 31, 2017, a one-percentage-point change in assumed health care cost trend rates would have had the following effects:

(in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$2.9	$(2.3)
Effect on the health care component of the accumulated postretirement benefit obligation	29.3	(24.2)

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

Pension and OPEB plan investments are recorded at fair value. See Note 1(m), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables summarize the fair values of our investments by asset class:

	December 31, 2017
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$—	$6.6	$—	$6.6	$2.1	$0.5	$—	$2.6
Equity securities:
Unites States Equity	109.4	0.1	—	109.5	29.0	—	—	29.0
International Equity	114.4	—	—	114.4	32.2	—	—	32.2
Fixed income securities: *
United States Bonds	75.9	467.8	—	543.7	24.4	46.3	—	70.7
International Bonds	9.7	32.8	—	42.5	1.7	2.9	—	4.6
Private Equity and Real Estate	—	20.6	55.3	75.9	—	1.4	3.8	5.2
	$309.4	$527.9	$55.3	$892.6	$89.4	$51.1	$3.8	$144.3
Investments measured at net asset value				$241.5				$75.8
Total	$309.4	$527.9	$55.3	$1,134.1	$89.4	$51.1	$3.8	$220.1

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

2017 Form 10-K	80	Wisconsin Electric Power Company

	December 31, 2016
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Cash and cash equivalents	$1.1	$19.2	$—	$20.3	$6.5	$1.3	$—	$7.8
Equity securities:
United States equity	85.5	0.1	—	85.6	10.5	—	—	10.5
International equity	17.7	—	—	17.7	1.3	—	—	1.3
Fixed income securities: *
United States bonds	—	455.3	—	455.3	—	44.0	—	44.0
International bonds	—	31.6	—	31.6	—	2.8	—	2.8
Private Equity and Real Estate	—	—	11.0	11.0	—	—	0.7	0.7
	$104.3	$506.2	$11.0	$621.5	$18.3	$48.1	$0.7	$67.1
Investments measured at net asset value				$481.3				$138.0
Total	$104.3	$506.2	$11.0	$1,102.8	$18.3	$48.1	$0.7	$205.1

*	This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

The following tables set forth a reconciliation of changes in the fair value of pension and OPEB plan assets categorized as Level 3 in the fair value hierarchy:

	Private Equity and Real Estate
(in millions)	Pension	OPEB
Beginning balance at January 1, 2017	$11.0	$0.7
Realized and unrealized gains	1.9	0.2
Purchases	22.3	1.5
Transfers into level 3	20.1	1.4
Ending balance at December 31, 2017	$55.3	$3.8

	Private Equity and Real Estate
(in millions)	Pension	OPEB
Beginning balance at January 1, 2016	$4.5	$0.3
Purchases	6.5	0.4
Ending balance at December 31, 2016	$11.0	$0.7

Cash Flows

We expect to contribute $3.9 million to the pension plans and $0.1 million to the OPEB plans in 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB:

(in millions)	Pension Costs	OPEB Costs
2018	$92.4	$13.5
2019	90.1	14.2
2020	89.2	14.9
2021	86.0	15.7
2022	82.3	16.2
2023-2027	368.2	85.5

2017 Form 10-K	81	Wisconsin Electric Power Company

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. Total costs incurred under all of these plans were $11.7 million in 2017, $10.4 million in 2016, and $13.0 million in 2015.

NOTE 16—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

At December 31, 2016, we owned approximately 23% of ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects. Effective January 1, 2017, based upon input we received from the PSCW, we transferred our investment in ATC to another subsidiary of WEC Energy Group. This transaction was a non-cash equity transfer between entities under common control, and therefore, did not result in the recognition of a gain or loss. The following table provides a reconciliation of our investment in ATC during the years ended December 31:

(in millions)	2017	2016		2015
Balance at January 1	$402.0	$382.2		$372.9
Less: Transfer of ownership interest	402.0	—		—
Add: Earnings from equity method investment	—	55.5		47.8
Add: Capital contributions	—	16.1		4.6
Less: Distributions	—	51.7	*	42.9
Less: Other	—	0.1		0.2
Balance at December 31	$—	$402.0		$382.2

*	Of this amount, $13.4 million was recorded as a receivable from ATC at December 31, 2016.

See Note 4, Related Parties, for more information on transactions with ATC.

NOTE 17—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At December 31, 2017, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, northern Wisconsin, and the Upper Peninsula of Michigan. Effective January 1, 2017, we transferred all of our electric distribution assets and customers located in the Upper Peninsula of Michigan to UMERC, with the exception of Tilden. See Note 4, Related Parties, and Note 21, Regulatory Environment, for additional information. Our electric utility operations also include our steam operations, which produce, distribute, and sell steam to customers in metropolitan Milwaukee, Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in our three service areas within southeastern, east central, and northern Wisconsin.

Our other segment includes Bostco, our non-utility subsidiary that was originally formed to develop and invest in real estate. In March 2017, we sold substantially all of the remaining assets of Bostco. See Note 3, Dispositions, for more information. Prior to January 1, 2017, our other segment also included our approximate 23% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. Effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. See Note 16, Investment in American Transmission Company, for more information.

2017 Form 10-K	82	Wisconsin Electric Power Company

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2017, 2016, and 2015.

2017 (in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Operating revenues	$3,711.7	$—	$3,711.7
Other operation and maintenance	1,358.5	—	1,358.5
Depreciation and amortization	331.6	—	331.6
Operating income	625.6	—	625.6
Interest expense	117.0	0.3	117.3
Capital expenditures	596.1	—	596.1
Total assets	13,121.6	—	13,121.6

2016 (in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Operating revenues	$3,792.8	$—	$3,792.8
Other operation and maintenance	1,430.2	—	1,430.2
Depreciation and amortization	325.4	—	325.4
Operating income	629.5	—	629.5
Equity in earnings of transmission affiliate	—	55.5	55.5
Interest expense	116.6	1.0	117.6
Capital expenditures	468.9	0.6	469.5
Total assets	12,945.1	426.4	13,371.5

2015 (in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Operating revenues	$3,854.1	$—	$3,854.1
Other operation and maintenance	1,384.9	—	1,384.9
Depreciation and amortization	304.0	—	304.0
Operating income	648.9	—	648.9
Equity in earnings of transmission affiliate	—	47.8	47.8
Interest expense	117.7	1.3	119.0
Capital expenditures	518.8	0.4	519.2
Total assets	12,727.6	412.0	13,139.6

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

American Transmission Company

As of December 31, 2016, we owned approximately 23% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. However, effective January 1, 2017, we transferred our investment in ATC to another subsidiary of WEC Energy Group. ATC was a variable interest entity, but consolidation was not required since we were not ATC's primary beneficiary. We did not have the power to direct the activities that most significantly impacted ATC's economic performance. At December 31, 2016, we accounted for ATC as an equity method investment. See Note 16, Investment in American Transmission Company, for more information.

2017 Form 10-K	83	Wisconsin Electric Power Company

Purchased Power Agreement

We have a purchased power agreement that represents a variable interest. This agreement is for 236 MW of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately four years. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the purchased power agreement.

We have approximately $71.4 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the years ended December 31, 2017, 2016, and 2015 were $18.0 million, $54.2 million, and $53.6 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 19—COMMITMENTS AND CONTINGENCIES

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2017.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2018	2019	2020	2021	2022	Later Years
Electric utility:
Nuclear	2033	$9,184.5	$420.1	$445.4	$475.1	$501.1	$531.2	$6,811.6
Coal supply and transportation	2020	215.0	132.2	53.9	28.9	—	—	—
Purchased power	2031	93.1	29.1	16.6	13.7	10.9	9.0	13.8
Natural gas utility supply and transportation	2048	462.3	65.6	54.8	43.6	30.3	22.6	245.4
Total		$9,954.9	$647.0	$570.7	$561.3	$542.3	$562.8	$7,070.8

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

Rental expense attributable to operating leases was $4.0 million, $5.0 million, and $6.7 million in 2017, 2016, and 2015, respectively.

2017 Form 10-K	84	Wisconsin Electric Power Company

Future minimum payments under noncancelable operating leases are payable as follows:

Year Ending December 31	Payments (in millions)
2018	$3.5
2019	3.4
2020	1.9
2021	1.4
2022	1.5
Later years	23.0
Total	$34.7

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as SO2, NOx, fine particulates, mercury, and GHGs; water intake and discharges; disposal of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•	the development of additional sources of renewable electric energy supply;

•	the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;

•	the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;

•	the protection of wetlands and waterways, threatened and endangered species, and cultural resources associated with utility construction projects;

•	the retirement of old coal-fired power plants and conversion to modern, efficient, natural gas generation, super-critical pulverized coal generation, and/or replacement with renewable generation;

•	the beneficial use of ash and other products from coal-fired and biomass generating units; and

•	the remediation of former manufactured gas plant sites.

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. In December 2017, the EPA designated all the counties along Wisconsin's Lake Michigan shoreline, except Brown, Kewaunee, Marinette, and Oconto Counties, as either partial or full nonattainment. Waukesha and Washington counties were also included due to the counties being in the Milwaukee combined statistical area. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. Although we will not know the potential impacts for complying with the 2015 ozone NAAQS until the designations are final, which is expected from the EPA in April 2018, and until the state prepares a draft attainment plan, we believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the CPP, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of

2017 Form 10-K	85	Wisconsin Electric Power Company

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan to implement the CPP.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of WEC Energy Group's generation reshaping plan, we expect to retire approximately 1,547 MW of coal generation by 2020, including Pleasant Prairie power plant and PIPP. See Note 6, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goal, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2016, we reported aggregated CO2 equivalent emissions of approximately 23.9 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 23.5 million metric tonnes to the EPA for 2017. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2016, we reported aggregated CO2 equivalent emissions of approximately 3.7 million metric tonnes to the EPA. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 3.8 million metric tonnes to the EPA for 2017.

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

2017 Form 10-K	86	Wisconsin Electric Power Company

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

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our intake modification at VAPP. Due to our plans to retire PIPP and Pleasant Prairie power plant, we do not believe that BTA determinations for EM will be necessary for these facilities. Although we currently believe that existing technologies at PWGS and OC 5 through OC 8 satisfy the EM BTA requirements, BTA determinations to address EM reduction requirements will not be made until discharge permits are renewed for these facilities. Until that time, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at these other facilities. During 2018, we will continue to evaluate options to address the EM BTA requirements at these plants.

We have also provided information to the WDNR and the MDEQ about planned unit retirements. Based on discussions with the MDEQ, if we submit a signed certification stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2023), the EM BTA requirements will be waived. We expect to submit the letter identifying the last operating date for PIPP to the MDEQ during 2018, ahead of when the agency begins processing our pending application for the National Pollutant Discharge Elimination System permit reissuance.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the OCPP and ERGS. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7 and OC 8. We are beginning preliminary engineering for compliance with the rule and estimate approximately $50 million will be required to design and install these advanced treatment and bottom ash transport systems. This estimate reflects the planned retirements of certain of our generation plants as a result of WEC Energy Group's generation reshaping plan discussed in Climate Change above.

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

2017 Form 10-K	87	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites as of December 31:

(in millions)	2017	2016
Regulatory assets	$30.4	$29.9
Reserves for future remediation	18.5	19.0

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources by December 31, 2015. We have achieved a renewable energy percentage of 8.27% and met our compliance requirements by constructing various wind parks, a biomass facility, and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual operating revenues.

Michigan Legislation

In 2008, Michigan enacted Act 295, which required 10% of the state's electric energy to come from renewables by 2015 and energy optimization (efficiency) targets up to 1% annually by 2015. In December 2016, Michigan revised this legislation with Act 342, which requires additional renewable energy requirements beyond 2015. The new legislation retains the 10% renewable energy portfolio requirement for years 2017 through 2018, increases the requirement to 12.5% for years 2019 through 2020, and increases the requirement to 15.0% for 2021. We were in compliance with these requirements as of December 31, 2017. The revised legislation continues to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2017	2016	2015
Cash (paid) for interest, net of amount capitalized	$(115.1)	$(116.2)	$(116.2)
Cash (paid) received for income taxes, net	(71.7)	100.2	(58.5)
Significant non-cash transactions:
Accounts payable related to construction costs	13.2	9.1	11.7
Transfer of investment in ATC to another subsidiary of WEC Energy Group (1) (2)	415.4	—	—
Transfer of net assets to UMERC (1)	61.1	—	—
Equity settlement of a short-term note receivable between Bostco and our parent company	4.8	—	—

(1)	See Note 4, Related Parties, for more information on these transactions.

(2)	The amount transferred includes a $13.4 million receivable for distributions approved and recorded in December 2016.

2017 Form 10-K	88	Wisconsin Electric Power Company

NOTE 21—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

As ordered by the PSCW, we deferred for return to ratepayers, through future refunds, bill credits, or reductions in other regulatory assets, the estimated tax benefit of $1,065 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes. See Note 12, Income Taxes, for more information.

2018 and 2019 Rates

During April 2017, we, along with WG and WPS, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which freezes base rates through 2019 for our electric and natural gas customers. Based on the PSCW order, our authorized ROE remains at 10.2%, and our current capital cost structure will remain unchanged through 2019. Various intervenors had filed requests for rehearing, all of which have been denied.

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

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide a portion of the current storage needs for our natural gas utility operations. As a result of this agreement, we, along with WG and WPS, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreement and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we entered into the long-term service agreement for the natural gas storage, which was then approved by the PSCW in November 2017.

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

In August 2016, WEC Energy Group entered into an agreement with Tilden, under which Tilden will purchase electric power from UMERC for its iron ore mine for 20 years, contingent upon UMERC's construction of approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan.

In October 2017, the MPSC approved both the agreement with Tilden and UMERC's application for a certificate of necessity to begin construction of the proposed generation. The new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. Tilden will remain our customer until this new generation begins commercial operation.

2017 Form 10-K	89	Wisconsin Electric Power Company

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

Our authorized ROE was set at 10.2%, and our common equity component remained at an average of 51%. The PSCW order reaffirmed the deferral of our transmission costs, and it verified that 2015 and 2016 fuel costs should continue to be monitored using a 2% tolerance window. The PSCW order also authorized escrow accounting for SSR revenues because of the uncertainty of the actual revenues we will receive under the PIPP SSR agreements. Under escrow accounting, we record SSR revenues of $90.7 million a year. If actual SSR payments from MISO exceed $90.7 million a year, the difference is deferred and returned to customers, with interest, in a future rate case. If actual SSR payments from MISO are less than $90.7 million a year, the difference is deferred and is expected to be recovered from customers with interest, in a future rate case.

Earnings Sharing Agreement

In May 2015, the PSCW approved the acquisition of Integrys subject to the condition of an earnings sharing mechanism for us. See Note 2, Acquisitions, for more information on this earnings sharing mechanism.

NOTE 22—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Operating revenues	$972.0	$855.4	$943.8	$940.5	$3,711.7
Operating income	185.1	142.8	163.4	134.3	625.6
Net income attributed to common shareholder	101.8	75.3	89.4	69.1	335.6

2016
Operating revenues	$975.5	$877.2	$1,023.8	$916.3	$3,792.8
Operating income	181.5	146.9	196.4	104.7	629.5
Net income attributed to common shareholder	107.3	82.6	115.2	59.2	364.3

Due to various factors, the quarterly results of operations are not necessarily comparable.

2017 Form 10-K	90	Wisconsin Electric Power Company

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

We have completed the review of our contracts with customers and are finalizing the related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We have evaluated the nature of our operating revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition. Most of our revenues are from regulated tariff sales, which are in the scope of the new standard, excluding the revenue component related to alternative revenue programs. The revenues from these contracts are recorded at the amount of the electricity or natural gas delivered to the customer during the period.

We adopted this standard for interim and annual periods beginning January 1, 2018, as required, and used the modified retrospective method of adoption. The most significant impact to the financial statements is expected to be in the form of additional disclosures. However, we do not expect to have a cumulative-effect adjustment to record on the balance sheet as of the beginning of 2018; and therefore, do not expect to include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance. We will include disaggregated revenue disclosures by segment, major products (electric and natural gas), and customer class in the combined notes to the financial statements, starting in the first quarter of 2018.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. As required, we adopted this ASU for interim and annual periods beginning January 1, 2018. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

2017 Form 10-K	91	Wisconsin Electric Power Company

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. There are eight main provisions of this ASU for which current GAAP either is unclear or does not include specific guidance. As required, we adopted this ASU for interim and annual periods beginning January 1, 2018 and used a retrospective transition method. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under this ASU, an employer is required to disaggregate the service cost component from the other components of the net benefit cost. The amendments provide explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allow only the service cost component of the net benefit cost to be eligible for capitalization. As required, we adopted this ASU for interim and annual periods beginning January 1, 2018. The amendments will be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. As a result of the application of accounting principles for rate regulated entities, a similar amount of net benefit cost (including non-service components) will be recognized in our financial statements consistent with the current rate-making treatment. The impacts of adoption will be limited to changes in classification of non-service costs in the income statements.

2017 Form 10-K	92	Wisconsin Electric Power Company

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

2017 Form 10-K	93	Wisconsin Electric Power Company

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Frequently Asked Questions: What is the process used to identify director nominees and how do I recommend a nominee to WEC Energy Group's Corporate Governance Committee?," "Corporate Governance – Frequently Asked Questions: Are the WEC Energy Group Audit and Oversight and Compensation Committees comprised solely of independent directors?," "Corporate Governance – Frequently Asked Questions: Are all the members of the WEC Energy Group Audit Committee financially literate and does the committee have an 'audit committee financial expert'?," "Corporate Governance – Frequently Asked Questions: Does the Board have a nominating committee?," and "Committees of the WEC Energy Group Board of Directors – Audit and Oversight" in our Definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Shareholders to be held April 26, 2018 (the "2018 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Committees of the WEC Energy Group Board of Directors – Compensation," "Compensation Committee Report," "Pay Ratio Disclosure," "Risk Analysis of Compensation Policies and Practices," and "Certain Relationships and Related Transactions – Compensation Committee Interlocks and Insider Participation" in the 2018 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is owned by our parent company, WEC Energy Group, 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors and director nominees, who are all executive officers of WE, as well as our other executive officers, do not own any of our voting securities. The information concerning their beneficial ownership in WEC Energy Group common stock set forth under "Stock Ownership of Directors, Nominees and Executive Officers" in the 2018 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of WEC Energy Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance – Frequently Asked Questions: Who are the independent directors?," "Corporate Governance – Frequently Asked Questions: What are the WEC Energy Group Board's standards of independence?," "Corporate Governance – Frequently Asked Questions: Are the WEC Energy Group Audit and Oversight and Compensation Committees comprised solely of independent directors?," "Corporate Governance – Frequently Asked Questions: Does the Company have policies and procedures in place to review and approve related party transactions?," and "Certain Relationships and Related Transactions" in the 2018 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines the WEC Energy Group Board uses to determine director independence is located in Appendix A of WEC Energy Group's Corporate Governance Guidelines, which can be found on its website, www.wecenergygroup.com.

2017 Form 10-K	94	Wisconsin Electric Power Company

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2018 Annual Meeting Information Statement is incorporated herein by reference.

2017 Form 10-K	95	Wisconsin Electric Power Company

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm.	50

	Consolidated Income Statements for the three years ended December 31, 2017, 2016, and 2015.	51

	Consolidated Balance Sheets at December 31, 2017 and 2016.	52

	Consolidated Statements of Cash Flows for the three years ended December 31, 2017, 2016, and 2015.	53

	Consolidated Statements of Equity for the three years ended December 31, 2017, 2016, and 2015.	54

	Consolidated Statements of Capitalization at December 31, 2017 and 2016.	55

	Notes to Consolidated Financial Statements.	56

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2017, 2016, and 2015.	100

	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits and Exhibit Index

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates incorporation by reference pursuant to Exchange Act Rule 12b-32. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K is identified below by two asterisks (**) following the description of the exhibit.

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WE, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to WE's 12/31/94 Form 10-K.)

	3.2*	Bylaws of WE, as amended to May 1, 2000. (Exhibit (3)-2 to WE's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of WE. (See Exhibit 3.1 above.)

Indentures and Securities Resolutions:

	4.2*	Indenture for Debt Securities of WE (the "WE Indenture"), dated December 1, 1995. (Exhibit (4)-1 to WE's 12/31/95 Form 10-K.)

	4.3*	Securities Resolution No. 1 of WE under the WE Indenture, dated December 5, 1995. (Exhibit (4)-2 to WE's 12/31/95 Form 10-K.)

2017 Form 10-K	96	Wisconsin Electric Power Company

Number	Exhibit
	4.4*	Securities Resolution No. 3 of WE under the WE Indenture, dated May 27, 1998. (Exhibit (4)-1 to WE's 06/30/98 Form 10-Q.)

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

10	Material Contracts

	10.1*	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/31/16 Form 10-K (File No. 001-09057).)** See Note.

	10.2*	Legacy WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2016. (Exhibit 10.2 to WEC Energy Group's 12/31/15 Form 10-K (File No. 001-09057).)** See Note.

	10.3*	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.3 to WEC Energy Group's 12/31/16 Form 10-K (File No. 001-09057).)** See Note.

	10.4*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.6 to WEC Energy Group's 12/31/16 Form 10-K (File No. 001-09057).)** See Note.

	10.5*	WEC Energy Group Short-Term Performance Plan, as amended and restated effective as of January 1, 2016. (Exhibit 10.2 to WEC Energy Group's 12/03/15 Form 8-K (File No. 001-09057).)** See Note.

10.6*
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

	10.7*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of December 7, 2017. (Exhibit 10.1 to WEC Energy Group's 12/08/17 Form 8-K. (File No. 001-09057).) ** See Note.

2017 Form 10-K	97	Wisconsin Electric Power Company

Number	Exhibit

10.8*
Terms and Conditions Governing Gale Klappa's Restricted Stock Award Under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 12/08/17 Form 8-K. (File No. 001-09057).)** See Note.

10.9*
Amended and Restated Senior Officer Employment and Non-Compete Agreement between Wisconsin Energy Corporation and Allen L. Leverett, dated as of December 30, 2008. (Exhibit 10.26 to Wisconsin Energy Corporation's 12/31/08 Form 10-K (File No. 001-09057).)** See Note.

	10.10*	Terms of Employment for Susan H. Martin. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/12 Form 10-Q (File No. 001-09057).)**See Note.

10.11*
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

	10.13*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q. (File No. 001-09057).)** See Note.

	10.14*	1993 Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K (File No. 001-09057).)** See Note.

10.15*
Terms and Conditions Governing Non-Qualified Stock Option Award under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q (File No. 001-09057).)** See Note.

	10.16*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K (File No. 001-09057).)** See Note.

10.17*
2016 WEC Energy Group Restricted Stock Award Terms and Conditions governing awards under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.27 to WEC Energy Group’s 12/31/15 Form 10-K (File No. 001-09057).)** See Note.

10.18*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the 1993 Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K (File No. 001-09057).)** See Note.

10.19*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the 1993 Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group’s Form 12/31/15 Form 10-K (File No. 001-09057).)** See Note.

10.20*
Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to WE's 06/30/03 Form 10-Q.)

10.21*
Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q.)

10.22*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.23*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.24*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q (File No. 001-09057).)

2017 Form 10-K	98	Wisconsin Electric Power Company

Number	Exhibit
10.25*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC, dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)

	10.26*	Terms and Conditions for July 31, 2015 Special Restricted Stock Award. (Exhibit 10.1 to WEC Energy Group’s 6/30/15 Form 10-Q (File No. 001-09057).)** See Note.

21	Subsidiaries of the registrant

	21.1	Subsidiaries of Wisconsin Electric Power Company.

23	Consents of experts and counsel

	23.1	Consent of Independent Registered Public Accounting Firm for WE.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

ITEM 16. FORM 10-K SUMMARY

None.

2017 Form 10-K	99	Wisconsin Electric Power Company

SCHEDULE II
WISCONSIN ELECTRIC POWER COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Transfer of Net Assets to UMERC (1)	Expense (2)	Deferral	Net Write-offs (3)	Balance at End of Period
December 31, 2017	$40.9	$(0.3)	$31.2	$(6.4)	$(25.9)	$39.5
December 31, 2016	43.0	—	31.1	(5.7)	(27.5)	40.9
December 31, 2015	46.8	—	30.6	0.3	(34.7)	43.0

(1)	See Note 4, Related Parties, for more information.

(2)	Net of recoveries

(3)	Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2017 Form 10-K	100	Wisconsin Electric Power Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

	By	/s/ GALE E. KLAPPA
Date:	February 28, 2018	Gale E. Klappa, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GALE E. KLAPPA	February 28, 2018
Gale E. Klappa, Chairman of the Board and Chief Executive
Officer and Director -- Principal Executive Officer

/s/ SCOTT J. LAUBER	February 28, 2018
Scott J. Lauber, Executive Vice President and Chief
Financial Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 28, 2018
William J. Guc, Vice President and
Controller -- Principal Accounting Officer

/s/ J. KEVIN FLETCHER	February 28, 2018
J. Kevin Fletcher, Director

/s/ MARGARET C. KELSEY	February 28, 2018
Margaret C. Kelsey, Director

/s/ TOM METCALFE	February 28, 2018
Tom Metcalfe, Director

2017 Form 10-K	101	Wisconsin Electric Power Company