Form 10-Q
period 2018-03-31
WISCONSIN ELECTRIC POWER CO
filed 2018-05-04
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
March 31, 2018

All of the common stock of Wisconsin Electric Power Company is owned by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

03/31/2018 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AIA	Affiliated Interest Agreement
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7

03/31/2018 Form 10-Q	ii	Wisconsin Electric Power Company

OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
PWGS	Port Washington Generating Station
ROE	Return on Equity
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

03/31/2018 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, and those identified below:

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

03/31/2018 Form 10-Q	1	Wisconsin Electric Power Company

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

•	The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•	Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•	Advances in technology that result in competitive disadvantages and create the potential for impairment of existing assets;

•	The timing, costs, and anticipated benefits associated with the remaining integration efforts relating to WEC Energy Group's acquisition of Integrys Holding, Inc.;

•	Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely or within budgets;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

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

03/31/2018 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2018	2017
Operating revenues	$941.5	$972.0

Operating expenses
Cost of sales	357.0	348.6
Other operation and maintenance	335.6	326.6
Depreciation and amortization	85.3	82.1
Property and revenue taxes	27.2	28.4
Total operating expenses	805.1	785.7

Operating income	136.4	186.3

Other (expense) income, net	(4.2)	3.2
Interest expense	29.7	29.6
Other expense	(33.9)	(26.4)

Income before income taxes	102.5	159.9
Income tax (benefit) expense	(3.6)	57.8
Net income	106.1	102.1

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$105.8	$101.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$10.4	$12.3
Accounts receivable and unbilled revenues, net of reserves of $43.5 and $39.5, respectively	489.1	513.8
Accounts receivable from related parties	146.3	109.1
Materials, supplies, and inventories	214.7	250.7
Prepayments	114.3	144.3
Other	7.1	9.4
Current assets	981.9	1,039.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $3,798.9 and $3,741.8, respectively	10,086.2	10,007.7
Regulatory assets	2,122.4	1,984.9
Other	104.9	89.4
Long-term assets	12,313.5	12,082.0
Total assets	$13,295.4	$13,121.6

Liabilities and Equity
Current liabilities
Short-term debt	$60.0	$210.9
Current portion of long-term debt	250.0	250.0
Current portion of capital lease obligations	44.6	42.5
Accounts payable	217.6	329.3
Accounts payable to related parties	249.5	131.5
Accrued payroll and benefits	37.5	53.4
Accrued taxes	65.7	58.2
Other	142.1	111.8
Current liabilities	1,067.0	1,187.6

Long-term liabilities
Long-term debt	2,412.8	2,412.3
Capital lease obligations	2,811.5	2,823.8
Deferred income taxes	1,179.7	1,155.5
Regulatory liabilities	1,891.1	1,708.0
Pension and OPEB obligations	156.9	143.2
Other	288.1	276.9
Long-term liabilities	8,740.1	8,519.7

Commitments and contingencies (Note 15)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	830.9	802.7
Retained earnings	2,294.1	2,248.3
Common shareholder's equity	3,457.9	3,383.9

Preferred stock	30.4	30.4
Total liabilities and equity	$13,295.4	$13,121.6
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2018	2017
Operating Activities
Net income	$106.1	$102.1
Reconciliation to cash provided by operating activities
Depreciation and amortization	85.3	82.1
Deferred income taxes and investment tax credits, net	(15.4)	20.7
Contributions and payments related to pension and OPEB plans	(2.1)	(3.3)
(Payments for) proceeds from liabilities transferred (to) from WBS	(1.4)	0.9
Change in –
Accounts receivable and unbilled revenues	(12.5)	42.1
Materials, supplies, and inventories	36.0	19.4
Prepaid taxes	24.2	25.1
Other current assets	6.0	3.2
Accounts payable	12.3	(63.5)
Accrued taxes	10.9	(15.9)
Amounts refundable to customers	15.7	10.0
Other current liabilities	(1.8)	(21.0)
Other, net	106.6	7.9
Net cash provided by operating activities	369.9	209.8

Investing Activities
Capital expenditures	(141.9)	(105.5)
Proceeds from the sale of assets	0.5	12.9
Payment for assets received from WBS	(48.9)	—
Other, net	1.7	0.4
Net cash used in investing activities	(188.6)	(92.2)

Financing Activities
Change in short-term debt	(150.9)	(124.0)
Repayment of subsidiary note to parent	—	(12.8)
Equity contribution from parent	28.0	75.0
Payment of dividends to parent	(60.0)	(60.0)
Payment of preferred stock dividends	(0.3)	(0.3)
Net cash used in financing activities	(183.2)	(122.1)

Net change in cash and cash equivalents	(1.9)	(4.5)
Cash and cash equivalents at beginning of period	12.3	15.4
Cash and cash equivalents at end of period	$10.4	$10.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—DISPOSITION

Other Segment–Sale of Bostco Real Estate Holdings

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

NOTE 3—OPERATING REVENUES

Adoption of ASU 2014-09, Revenues from Contracts with Customers

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers, and the related amendments. In accordance with the guidance, revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

We adopted this standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under the new standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the standard did not result in an adjustment to our opening retained earnings balance as of January 1, 2018, and we do not expect the adoption of the standard to have a material impact on our net income in future periods.

We adopted the following practical expedients and optional exemptions for the implementation of this standard:

•	We elected to exclude from the transaction price any amounts collected from customers for all sales taxes and other similar taxes.

•
When applicable, we elected to apply the standard to a portfolio of contracts with similar characteristics, primarily our tariff-based contracts, as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts.

•
We elected to recognize revenue in the amount we have the right to invoice for performance obligations satisfied over time when the consideration received from a customer corresponds directly with the value provided to the customer during the same period.

•	We elected to not disclose the remaining performance obligations of a contract that has an original expected duration of one year or less.

•	We elected to apply this standard only to contracts that are not completed as of the date of initial application.

03/31/2018 Form 10-Q	6	Wisconsin Electric Power Company

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We only have revenues associated with our utility segment. There are no revenues associated with our other segment. Comparable amounts have not been presented for the three months ended March 31, 2017, due to our adoption of this standard under the modified retrospective method.

(in millions)	Wisconsin Electric Power Company Consolidated
Three Months Ended March 31, 2018
Electric utility	$779.6
Natural gas utility	160.8
Total revenues from contracts with customers	940.4
Other operating revenues	1.1
Total operating revenues	$941.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class for the current period:

(in millions)	Electric Utility Operating Revenues
Three Months Ended March 31, 2018
Residential	$281.4
Small commercial and industrial	237.7
Large commercial and industrial	148.9
Other	5.4
Total retail revenues	673.4
Wholesale	28.5
Resale	63.7
Steam	9.7
Other utility revenues	4.3
Total electric utility operating revenues	$779.6

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of electricity and consist of one distinct performance obligation satisfied over time, as the electricity is delivered and consumed by the customer simultaneously. For our residential and commercial and industrial customers, our performance obligation is bundled and consists of both the sale and the delivery of the electric commodity. The rates, charges, terms, and conditions of service for sales to these customers are included in tariffs that have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component using an output method based on the quantity of electricity delivered each month.

Wholesale customers who resell power can choose to either bundle capacity and electricity services together under one contract with a supplier or purchase capacity and electricity separately from multiple suppliers. Furthermore, wholesale customers can choose to have us provide generation to match the customer's load, similar to requirements contracts, or they can purchase specified quantities of electricity and capacity. The rates, charges, terms and conditions of service for sales to wholesale customers are included in tariffs that have been approved by the FERC. Contracts with wholesale customers that include capacity bundled with the delivery of electricity contain two performance obligations, as capacity and electricity are often transacted separately in the marketplace at the wholesale level. When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Electricity is the primary product sold by our electric utilities and represents a single performance obligation satisfied over time through discrete deliveries to a customer. Revenue from electricity sales is generally

03/31/2018 Form 10-Q	7	Wisconsin Electric Power Company

recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of an electric generating facility and conveys the ability to call on a plant to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis.

We are an active participant in the MISO Energy Markets, where we bid our generation into the Day Ahead and Real Time markets and procure electricity for our retail and wholesale customers at prices determined by the MISO Energy Markets. Purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in cost of sales and net sales in a single hour are recorded as resale revenues. For resale revenues, our performance obligation is created only when electricity is sold into the MISO Energy Markets.

For all of our customers, consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility’s costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual current year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class for the current period:

(in millions)	Natural Gas Utility Operations
Three Months Ended March 31, 2018
Residential	$114.7
Commercial and industrial	55.6
Total retail revenues	170.3
Transport	4.4
Other utility revenues *	(13.9)
Total natural gas utility operating revenues	$160.8

*	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. Certain of our customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

The transaction price of the performance obligations is valued using rates in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component using an output method based on natural gas delivered each month.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

03/31/2018 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Three Months Ended March 31, 2018
Late payment charges	$2.8
Leases	0.8
Alternative revenues *	(2.5)
Total other operating revenues	$1.1

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to wholesale true-ups, as discussed below.

Alternative Revenues

Alternative revenues are created from programs authorized by regulators that allow us to record additional revenues by adjusting rates in the future, usually as a surcharge applied to future billings, in response to past activities or completed events. We reverse these alternative revenues as the customer is billed, at which time this revenue is presented as revenues from contracts with customers.

Our only alternative revenue program relates to the wholesale electric service that we provide to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual cost of service was for the year. The true-up can result in an amount that we will recover or refund to the customer. We consider the true-up portion of the wholesale electric revenues to be alternative revenues.

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have announced the retirement of the plants identified below. The net book value of these plants was classified as plant to be retired within property, plant, and equipment on our balance sheet at March 31, 2018. In addition, severance expense in the amount of $25.8 million was recorded within the utility segment in 2017 related to these announced plant retirements.

Pleasant Prairie Power Plant

As a result of a MISO ruling in December 2017, the Pleasant Prairie power plant was retired effective April 10, 2018. Retirement of the Pleasant Prairie power plant was considered probable at March 31, 2018. The net book value of this generating unit was $674.1 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is included in rate base, and we continue to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. The physical dismantlement of the plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 15, Commitments and Contingencies, for more information regarding the new natural gas-fired generation.

Presque Isle Power Plant

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. These new units are expected to begin commercial operation by mid-2019. Upon receiving the MPSC's approval, retirement of the PIPP generating units became probable. As a result of a MISO ruling received in April 2018, the PIPP units must be retired no later than May 31, 2019. The net book value of these units was $188.7 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 15, Commitments and Contingencies, for more information.

03/31/2018 Form 10-Q	9	Wisconsin Electric Power Company

NOTE 5—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its subsidiaries. See Note 8, Common Equity, in our 2017 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2018	December 31, 2017
Commercial paper
Amount outstanding	$60.0	$210.9
Weighted-average interest rate on amounts outstanding	2.05%	1.81%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2018, was $96.2 million with a weighted-average interest rate during the period of 1.86%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2018
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.2
Commercial paper outstanding		60.0
Available capacity under existing agreement		$438.8

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2018	December 31, 2017
Materials and supplies	$136.2	$140.7
Fossil fuel	73.9	74.8
Natural gas in storage	4.6	35.2
Total	$214.7	$250.7

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

03/31/2018 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 8—INCOME TAXES

The provision for income taxes for the quarter ended March 31, 2018, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Amount	Effective Tax Rate
Statutory federal income tax	$21.5	21.0%
State income taxes net of federal tax benefit	6.7	6.5%
Federal tax reform	(5.4)	(5.2)%
Tax repairs	(25.5)	(24.9)%
Other	(0.9)	(0.9)%
Total income tax benefit	$(3.6)	(3.5)%

The effective tax rate of (3.5)% for the first quarter of 2018 differs from the United States statutory federal income tax rate of 21% primarily due to the flow through of tax repairs in connection with the Wisconsin rate settlement and the impact of the Tax Legislation, partially offset by state income taxes. The Tax Legislation, signed into law in December 2017, required us to remeasure our deferred income taxes and begin to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see Federal tax reform line above). See Note 17, Regulatory Environment, for more information on the Tax Legislation and the Wisconsin rate settlement.

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

NOTE 9—FAIR VALUE MEASUREMENTS

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We use a mid-market pricing convention (the mid-point between bid and ask prices) as a practical measure for valuing certain derivative assets and liabilities. We primarily use a market approach for recurring fair value measurements and attempt to use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

03/31/2018 Form 10-Q	11	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$—	$—	$0.4
Petroleum products contracts	0.5	—	—	0.5
FTRs	—	—	0.8	0.8
Coal contracts	—	0.7	—	0.7
Total derivative assets	$0.9	$0.7	$0.8	$2.4

Derivative liabilities
Natural gas contracts	$0.5	$0.1	$—	$0.6

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$0.1	$—	$0.6
Petroleum products contracts	0.9	—	—	0.9
FTRs	—	—	2.4	2.4
Coal contracts	—	0.7	—	0.7
Total derivative assets	$1.4	$0.8	$2.4	$4.6

Derivative liabilities
Natural gas contracts	$2.0	$0.1	$—	$2.1
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$2.0	$0.4	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2018	2017
Balance at the beginning of the period	$2.4	$3.1
Settlements	(1.6)	(2.0)
Balance at the end of the period	$0.8	$1.1

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.1	$30.4	$30.5
Long-term debt, including current portion	2,662.8	2,903.7	2,662.3	2,976.3

The fair values of long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

03/31/2018 Form 10-Q	12	Wisconsin Electric Power Company

NOTE 10—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	March 31, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.4	$0.3	$0.6	$1.9
Petroleum products contracts	0.5	—	0.9	—
FTRs	0.8	—	2.4	—
Coal contracts	0.7	—	0.6	0.1
Total other current *	$2.4	$0.3	$4.5	$2.0

Other long-term
Natural gas contracts	$—	$0.3	$—	$0.2
Coal contracts	—	—	0.1	0.2
Total other long-term *	—	0.3	0.1	0.4
Total	$2.4	$0.6	$4.6	$2.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	11.7 Dth	$(1.8)	8.2 Dth	$0.5
Petroleum products contracts	1.4 gallons	0.4	4.9 gallons	(0.5)
FTRs	5.8 MWh	0.8	7.0 MWh	2.5
Total		$(0.6)		$2.5

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2018 and December 31, 2017, we had posted cash collateral of $3.8 million and $4.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2018			December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$2.4	$0.6		$4.6	$2.4
Gross amount not offset on the balance sheet	(0.4)	(0.5)	(1)	(1.3)	(2.0)	(2)
Net amount	$2.0	$0.1		$3.3	$0.4

03/31/2018 Form 10-Q	13	Wisconsin Electric Power Company

(1) Includes cash collateral posted of $0.1 million.

(2) Includes cash collateral posted of $0.7 million.

NOTE 11—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended March 31
(in millions)	2018	2017
Service cost	$3.3	$3.0
Interest cost	10.6	11.9
Expected return on plan assets	(19.0)	(19.2)
Amortization of prior service cost	0.2	0.3
Amortization of net actuarial loss	9.4	8.8
Net periodic benefit cost	$4.5	$4.8

	OPEB Costs
	Three Months Ended March 31
(in millions)	2018	2017
Service cost	$1.8	$1.9
Interest cost	2.8	3.1
Expected return on plan assets	(3.9)	(3.6)
Amortization of prior service credit	(0.6)	(0.3)
Amortization of net actuarial loss	—	0.3
Net periodic benefit cost	$0.1	$1.4

During the three months ended March 31, 2018, we made contributions and payments of $1.5 million related to our pension plans and $0.6 million related to our OPEB plans. We expect to make contributions and payments of $2.4 million related to our pension plans and $4.3 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the quarters ended March 31, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service cost components in other income, net. For the quarter ended March 31, 2018, the non-service cost components of net benefit cost were in a net credit position, in the amount of $(1.7) million. For the quarter ended March 31, 2017, the non-service cost components of net benefit cost were in a net debit position, in the amount of $1.2 million, and were reclassified from other operation and maintenance to other income, net, on our income statements.

03/31/2018 Form 10-Q	14	Wisconsin Electric Power Company

As required by ASU 2017-07, our income statements for the years ended December 31, 2017, 2016, and 2015 were retroactively restated from what was previously presented in our 2017 Annual Report on Form 10-K. The impacts to our income statements from adoption of this standard are reflected in the table below.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption
Operating expenses
Other operation and maintenance	$1,358.5	$(6.5)	$1,352.0	$1,430.2	$(4.7)	$1,425.5	$1,384.9	$(4.3)	$1,380.6

Other expense
Other income, net	19.7	(6.5)	13.2	9.1	(4.7)	4.4	11.2	(4.3)	6.9

In addition, under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost components of the net benefit cost that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, will be presented as regulatory assets or liabilities rather than property, plant, and equipment.

NOTE 12—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2018, we reported two segments, which are described below.

Our utility segment includes our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity to customers in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, and northern Wisconsin, and to one customer in the Upper Peninsula of Michigan. Our electric utility operations also include our steam operations, which produce, distribute, and sell steam to customers in metropolitan Milwaukee, Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in our three service areas within southeastern, east central, and northern Wisconsin.

Our other segment includes Bostco, our non-utility subsidiary that was originally formed to develop and invest in real estate. In March 2017, we sold substantially all of the remaining assets of Bostco. See Note 2, Disposition, for more information.

The following tables show summarized financial information for the three months ended March 31, 2018 and 2017, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended March 31, 2018
Operating revenues	$941.5	$—	$941.5
Other operation and maintenance	335.6	—	335.6
Depreciation and amortization	85.3	—	85.3
Operating income	136.4	—	136.4
Interest expense	29.7	—	29.7

03/31/2018 Form 10-Q	15	Wisconsin Electric Power Company

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended March 31, 2017
Operating revenues	$972.0	$—	$972.0
Other operation and maintenance *	326.6	—	326.6
Depreciation and amortization	82.1	—	82.1
Operating income *	186.3	—	186.3
Interest expense	29.3	0.3	29.6

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 11, Employee Benefits, for more information on this new standard.

NOTE 13—VARIABLE INTEREST ENTITIES

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

We have approximately $67.7 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the three months ended March 31, 2018 and 2017 were $4.7 million and $4.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 14—RELATED PARTIES

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

03/31/2018 Form 10-Q	16	Wisconsin Electric Power Company

Our balance sheets included the following receivables and payables related to transactions entered into with ATC:

(in millions)	March 31, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$1.3	$0.8
Accounts payable
Services received from ATC	16.4	22.2

The following table shows activity associated with our related party transactions:

	Three Months Ended March 31
(in millions)	2018	2017
Lease agreements
Lease payments to We Power (1)	$92.2	$104.4
Construction work in progress billed to We Power	3.8	16.3
Transactions with WBS (2)
Billings to WBS (3)	5.9	56.5
Billings from WBS (4)	108.1	49.8
Transactions with WPS (2)
Billings to WPS	3.0	2.5
Billings from WPS	3.2	1.1
Transactions with WG
Natural gas purchases from WG	1.3	1.3
Billings to WG	13.9	15.8
Billings from WG	4.7	5.5
Transactions with UMERC
Electric sales to UMERC	8.1	7.7
Billings to UMERC (2)	4.2	4.7
Transactions with Bluewater (5)
Storage service fees	1.3	—
Transactions with ATC
Charges to ATC for services and construction	3.0	2.8
Charges from ATC for network transmission services	58.0	60.3
Refund from ATC per FERC ROE order	—	19.4

(1)	We make lease payments to We Power, another subsidiary of WEC Energy Group, for PWGS Units 1 and 2 and ERGS Units 1 and 2.

(2)	Includes amounts billed for services, pass through costs, and other items in accordance with approved AIAs.

(3)
Includes $0.9 million for the transfer of certain benefit-related liabilities from WBS for the three months ended March 31, 2017. There were no benefit-related liabilities transferred from WBS for the three months ended March 31, 2018.

(4)
Includes $1.4 million for the transfer of certain benefit-related liabilities to WBS for the three months ended March 31, 2018. Also includes $48.9 million for the transfer of certain software assets from WBS for the three months ended March 31, 2018. There were no benefit-related liabilities transferred to WBS or assets transferred from WBS for the three months ended March 31, 2017.

(5)	WEC Energy Group's acquisition of Bluewater was completed June 30, 2017. See below for more information.

Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan. UMERC, a subsidiary of WEC Energy Group, became operational effective January 1, 2017, and we transferred customers and property, plant, and equipment as of that date. We transferred approximately 27,500 retail electric customers and 50 electric distribution-only customers to UMERC, along with approximately 2,500 miles of electric distribution lines. We also transferred related electric distribution substations in the Upper Peninsula of Michigan and all property rights for the distribution assets to UMERC. The book value of net assets, including the related deferred income tax liabilities, transferred to UMERC from us in 2017 was $61.1 million. This transaction was a non-cash equity transfer recorded to additional paid in capital between entities under

03/31/2018 Form 10-Q	17	Wisconsin Electric Power Company

common control, and therefore, did not result in the recognition of a gain or loss. UMERC currently meets its market obligations through power purchase agreements with us and WPS.

WEC Energy Group's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we finalized a long-term service agreement with a wholly owned subsidiary of Bluewater to take the allocated storage, which was then approved by the PSCW in November 2017. See Note 17, Regulatory Environment, for more information.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2018, were $9,890.7 million.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, nitrogen oxide, fine particulates, mercury, and GHGs; water intake and discharges; disposal of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. In December 2017, the EPA informed Wisconsin of its intended area designations of all the counties along Wisconsin's Lake Michigan shoreline, except Brown, Kewaunee, Marinette, and Oconto Counties, as either partial or full nonattainment. Waukesha and Washington counties were also included due to the counties being in the Milwaukee combined statistical area. The EPA issued final nonattainment area designations on May 1, 2018. The final designations differ significantly from the intended nonattainment areas EPA proposed late in December 2017. The following counties were designated as partial nonattainment: Manitowoc, Sheboygan, Northern Milwaukee/Ozaukee shoreline, and Kenosha. Racine, Waukesha, and Washington counties will be designated attainment/unclassifiable. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and, to the extent that further appellate review is sought, at the Supreme Court. The

03/31/2018 Form 10-Q	18	Wisconsin Electric Power Company

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

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. WEC Energy Group's plan, which includes us, is to work with its industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet WEC Energy Group's CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of WEC Energy Group's generation reshaping plan, we expect to retire 1,547 MW of coal generation by 2020, including Pleasant Prairie power plant (now retired) and PIPP. See Note 4, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goal, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2017, we reported aggregated CO2 equivalent emissions of 23.5 million metric tonnes to the EPA. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. For 2017, we reported aggregated CO2 equivalent emissions of 3.7 million metric tonnes to the EPA.

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

03/31/2018 Form 10-Q	19	Wisconsin Electric Power Company

several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities satisfy the IM BTA requirements.

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our intake modification at Valley Power Plant. Due to our plans to retire PIPP and Pleasant Prairie power plant (now retired), we do not believe that BTA determinations for EM will be necessary for these units. Although we currently believe that existing technologies at PWGS and OC 5 through OC 8 satisfy the EM BTA requirements, BTA determinations to address EM reduction requirements will not be made until discharge permits are renewed for these units. Until that time, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these units. During 2018, we will continue to evaluate options to address the EM BTA requirements for these units.

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

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule ("Postponement Rule") to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the OCPP and ERGS. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7 and OC 8. We are beginning preliminary engineering for compliance with the rule and estimate approximately $50 million would be required to design and install these advanced treatment and bottom ash transport systems. This estimate reflects the planned retirements of certain of our generation plants as a result of WEC Energy Group's generation reshaping plan discussed in Climate Change above.

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

03/31/2018 Form 10-Q	20	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2018	December 31, 2017
Regulatory assets	$30.1	$30.4
Reserves for future remediation *	18.5	18.5

*	Recorded within other long-term liabilities on our balance sheets.

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

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(4.7)	$(4.8)
Cash (paid) for income taxes, net	—	(52.1)
Significant noncash transactions:
Accounts payable related to construction costs	7.3	11.0
Transfer of investment in ATC to another subsidiary of WEC Energy Group (1) (2)	—	415.4
Transfer of net assets to UMERC (1)	—	68.9
Accounts receivable related to the sale of Bostco real estate holdings (3)	—	7.0

(1)	See Note 14, Related Parties, for more information on these transactions.

(2)	The amount transferred included a $13.4 million receivable for distributions approved and recorded in December 2016.

(3)	See Note 2, Disposition, for more information on this transaction.

NOTE 17—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

We deferred for return to ratepayers, through future refunds, bill credits, or reductions in other regulatory assets, the estimated tax benefit of $1,065 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes in December 2017. The current 2018 tax benefit related to the Tax Legislation, which reduced the corporate federal tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018, is also being deferred for return to ratepayers.

In April 2018, the PSCW issued a preliminary determination regarding the benefits associated with the Tax Legislation. For our electric utility operations, the PSCW indicated that 80% of the current 2018 and 2019 tax benefits should be used to reduce our transmission regulatory asset, with the remaining 20% returned to our electric customers in the form of bill credits. For our natural gas utility operations, the PSCW indicated that 100% of current 2018 and 2019 tax benefits should be returned to our natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting for our electric operations should be used to reduce our transmission regulatory asset, while the timing and method of returning the remaining net tax benefit associated with the revaluation of deferred

03/31/2018 Form 10-Q	21	Wisconsin Electric Power Company

taxes was not addressed and will be determined in a future rate proceeding. Until we receive the final written order, the specific terms are subject to change.
We currently serve one retail electric customer in Michigan, and have reached a settlement with that customer. That settlement was filed with the MPSC in March 2018 and addresses all base rate impacts of the Tax Legislation.

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

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs during the base rate freeze period by accelerating the recognition of certain tax benefits. We will flow through the tax benefit of our repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at our December 31, 2017 levels. While we would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair related deferred tax liabilities offsets the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

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

Natural Gas Storage Facilities in Michigan

In January 2017, WEC Energy Group signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that are providing a portion of the current storage needs for our natural gas operations. As a result of this agreement, we, along with WG and WPS, filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, we requested that the PSCW review and confirm the reasonableness and prudency of our potential long-term storage service agreement and interstate natural gas transportation contracts related to the storage facilities. We also requested approval to amend WEC Energy Group's AIA to ensure WBS and WEC Energy Group's other subsidiaries could provide services to the storage facilities. The PSCW granted, subject to various conditions, these declarations and approvals, and WEC Energy Group acquired Bluewater on June 30, 2017. In September 2017, we finalized the long-term service agreement for the natural gas storage, which was approved by the PSCW in November 2017. See Note 14, Related Parties, for more information.

NOTE 18—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2018 Form 10-Q	22	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We have combined common functions with WG and operate under the trade name of "We Energies." We conduct our business primarily through our utility reportable segment. See Note 12, Segment Information, for more information on our reportable business segments.

In March 2017, we sold the remaining real estate holdings of Bostco located in downtown Milwaukee, Wisconsin, which included retail, office, and residential space. See Note 2, Disposition, for more information.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for customers and shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. Our 1,190 MW Pleasant Prairie power plant was retired in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 4, Property, Plant, and Equipment, for information related to the Pleasant Prairie power plant retirement and the planned retirement of PIPP as part of WEC Energy Group's plan.

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

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

WEC Energy Group continues to focus on integrating and improving business processes and consolidating its IT infrastructure across all of its companies. We expect these efforts to continue to drive operational efficiency and to put us in position to effectively support plans for future growth.

03/31/2018 Form 10-Q	23	Wisconsin Electric Power Company

Financial Discipline

A strong adherence to financial discipline is essential to earning our authorized ROE and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer performing as intended, or have an unacceptable risk profile. See Note 2, Disposition, for information on the sale of Bostco's remaining real estate holdings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018

Consolidated Earnings

Our consolidated earnings for the first quarter of 2018 were $105.8 million, compared to $101.8 million for the same quarter in 2017. See below for additional information on the $4.0 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the first quarter of 2018 and 2017 was $136.4 million and $186.3 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

03/31/2018 Form 10-Q	24	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the first quarter of 2018 with the same quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Electric revenues	$780.3	$821.8	$(41.5)
Fuel and purchased power	252.1	252.7	0.6
Total electric margins	528.2	569.1	(40.9)

Natural gas revenues	161.2	150.2	11.0
Cost of natural gas sold	104.9	95.9	(9.0)
Total natural gas margins	56.3	54.3	2.0

Total electric and natural gas margins	584.5	623.4	(38.9)

Other operation and maintenance	335.6	326.6	(9.0)
Depreciation and amortization	85.3	82.1	(3.2)
Property and revenue taxes	27.2	28.4	1.2
Operating income	$136.4	$186.3	$(49.9)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$102.0	$107.6	$5.6
We Power (1)	127.2	127.6	0.4
Transmission (2)	66.1	67.0	0.9
Transmission expense related to the flow through of tax repairs (3)	14.7	—	(14.7)
Regulatory amortizations and other pass through expenses (4)	25.6	24.4	(1.2)
Total other operation and maintenance	$335.6	$326.6	$(9.0)

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the three months ended March 31, 2018 and 2017, $110.5 million and $124.7 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended March 31, 2018 and 2017, $56.3 million and $55.0 million, respectively, of costs were billed to us by transmission providers.

(3)
Represents additional transmission expense associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at our December 31, 2017 levels. See Note 17, Regulatory Environment, for more information.

(4)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

03/31/2018 Form 10-Q	25	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer Class
Residential	1,911.9	1,825.0	86.9
Small commercial and industrial	2,181.6	2,197.6	(16.0)
Large commercial and industrial	2,025.8	1,985.6	40.2
Other	37.6	38.6	(1.0)
Total retail	6,156.9	6,046.8	110.1
Wholesale	425.9	447.1	(21.2)
Resale	2,191.4	2,132.4	59.0
Total sales in MWh	8,774.2	8,626.3	147.9

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	177.4	155.6	21.8
Commercial and industrial	96.1	85.8	10.3
Total retail	273.5	241.4	32.1
Transport	95.1	89.0	6.1
Total sales in therms	368.6	330.4	38.2

	Three Months Ended March 31
	Degree Days
Weather *	2018	2017	B(W)
Heating (3,255 normal)	3,225	2,849	376

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $40.9 million during the first quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the lower electric utility margins were:

•
A $25.1 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation signed into law in December 2017. See Note 8, Income Taxes, and Note 17, Regulatory Environment, for more information.

•
A $20.4 million decrease in margins related to a settlement agreement with the PSCW to flow through the tax benefit of our repair-related deferred tax liabilities through reductions in certain regulatory assets, as discussed in the table above and in Note 17, Regulatory Environment.

•	A $1.9 million decrease in wholesale margins driven by reduced capacity rates reflecting the Tax Legislation signed into law in December 2017.

These decreases in margins were partially offset by a $9.8 million increase related to higher retail sales volumes during the first quarter of 2018, primarily driven by colder winter weather. As measured by heating degree days, the first quarter of 2018 was 13.2% colder than the same quarter in 2017.

03/31/2018 Form 10-Q	26	Wisconsin Electric Power Company

Natural Gas Utility Margins

Natural gas utility margins increased $2.0 million during the first quarter of 2018, compared with the same quarter in 2017. The most significant factor impacting the higher natural gas utility margins was a $5.2 million increase in sales volumes, primarily driven by colder winter weather, higher overall retail use per customer, and customer growth. This increase in margins was partially offset by $3.1 million of amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation signed into law in December 2017.

Operating Income

Operating income at the utility segment decreased $49.9 million during the first quarter of 2018, compared with the same quarter in 2017. This decrease was driven by the $38.9 million decrease in net margins discussed above and $11.0 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The significant factors impacting the increase in operating expenses during the first quarter of 2018, compared with the same quarter in 2017, were:

•	A $14.7 million increase in transmission expenses related to the flow through of tax repairs, as discussed in the table above.

•	A $3.2 million increase in depreciation and amortization driven by an overall increase in utility plant in service and the implementation of an enterprise resource planning system in January 2018.

These increases in operating expenses were partially offset by:

•	A $4.6 million decrease in benefit costs.

•
A $3.9 million decrease in expenses at our plants, primarily related to the winding down of operations in anticipation of expected plant retirements. This resulted in lower maintenance and labor costs during the first quarter of 2018. See Note 4, Property, Plant, and Equipment, for more information on the plant retirements.

Consolidated Other (Expense) Income, Net

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Allowance for funds used during construction – Equity	$1.0	$0.7	$0.3
Other	(5.2)	2.5	(7.7)
Other (expense) income, net	$(4.2)	$3.2	$(7.4)

Other income, net decreased $7.4 million when compared to the first quarter of 2017, due in part to the timing of the recognition of returns related to certain regulatory assets in the first quarter of 2018.

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Interest expense	$29.7	$29.6	$(0.1)

Consolidated Income Tax (Benefit) Expense

	Three Months Ended March 31
	2018	2017	B (W)
Effective tax rate	(3.5)%	36.1%	39.6%

Our effective tax rate decreased by 39.6% when compared with the first quarter of 2017, primarily due to a 25% effective tax rate benefit from the flow through of tax repairs in connection with the Wisconsin rate settlement. Also contributing to the decrease in

03/31/2018 Form 10-Q	27	Wisconsin Electric Power Company

the effective tax rate was the impact of the Tax Legislation. See Note 8, Income Taxes, and Note 17, Regulatory Environment, for more information.

We expect our 2018 annual effective tax rate to be between (11)% and (10)%, which includes an estimated 32% effective tax rate benefit due to the flow through of tax repairs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$369.9	$209.8	$160.1
Investing activities	(188.6)	(92.2)	(96.4)
Financing activities	(183.2)	(122.1)	(61.1)

Operating Activities

Net cash provided by operating activities increased $160.1 million during the first quarter of 2018, compared with the same period in 2017, driven by:

•
A $155.4 million increase in cash from lower payments for operating and maintenance costs primarily due to lower payments of accounts payable to related parties for the first quarter of 2018, compared with the same period in 2017. In addition, our lease payments to We Power as well as payments for employee benefits and plant operating and maintenance costs also decreased.

•
A $52.1 million net increase in cash related to a decrease in cash paid for income taxes during the first quarter of 2018, compared with the same period in 2017. This increase in cash was primarily the result of statutory changes in the due date for certain tax payments.

These increases in net cash provided by operating activities were partially offset by a $56.8 million decrease in cash resulting from higher payments in the first quarter of 2018 for natural gas we purchased at the end of 2017 and during the first quarter of 2018 to meet the requirements of our customers during the colder winter weather.

Investing Activities

Net cash used in investing activities increased $96.4 million during the first quarter of 2018, compared with the same period in 2017, driven by:

•	A payment of $48.9 million to WBS during the first quarter of 2018, related to transfers of an enterprise resource planning system and other software from WBS. There were no similar transfers in 2017.

•	A $36.4 million increase in cash paid for capital expenditures during the first quarter of 2018, compared with the same period in 2017, which is discussed in more detail below.

•	A $12.4 million decrease in the proceeds received from the sale of assets during the first quarter of 2018, compared with the same period in 2017. See Note 2, Disposition, for more information.

03/31/2018 Form 10-Q	28	Wisconsin Electric Power Company

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2018	2017	Change in 2018 Over 2017
Capital expenditures	$141.9	$105.5	$36.4

The increase in cash paid for capital expenditures during the first quarter of 2018 was driven by upgrades of our natural gas and electric distribution systems, including main replacement projects, and various software projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $61.1 million during the first quarter of 2018, compared with the same period in 2017, primarily driven by:

•	A $47.0 million decrease in equity contributions received from our parent to balance our capital structure during the first quarter of 2018, compared with the same period in 2017.

•	A $26.9 million increase in net repayments of commercial paper during the first quarter of 2018, compared with the same period in 2017.

These increases in net cash used in financing activities were partially offset by a $12.8 million net repayment of our subsidiary's note to our parent during the first quarter of 2017.

For more information on our short-term financing activities, see Note 6, Short-Term Debt and Lines of Credit.

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

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 6, Short-Term Debt and Lines of Credit, for more information on our credit facility.

As of March 31, 2018, we were the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, we terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. We purchased the bonds at par plus accrued interest to the date of purchase. As of March 31, 2018, the repurchased bonds were still outstanding but are not reported in our long-term debt since they are held by us.

03/31/2018 Form 10-Q	29	Wisconsin Electric Power Company

Working Capital

As of March 31, 2018, our current liabilities exceeded our current assets by $85.1 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures for the next three years are as follows:

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

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

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

03/31/2018 Form 10-Q	30	Wisconsin Electric Power Company

expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 6, Short-Term Debt and Lines of Credit, and Note 13, Variable Interest Entities.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2017 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2017 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Environmental Matters

See Note 15, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. The FERC, PSCW, and MPSC are working with us to return any tax savings from the Tax Legislation to customers. If the amounts our regulators order us to return to customers exceed the actual tax savings realized or if our regulators require the tax savings to be applied in a manner other than we had expected, it could have a material adverse effect on our financial condition, results of operations, and cash flow. See Note 17, Regulatory Environment, for more information.

03/31/2018 Form 10-Q	31	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the Form 10-K disclosures, see Note 9, Fair Value Measurements, and Note 10, Derivative Instruments, in this report for information concerning our market risk exposures.

03/31/2018 Form 10-Q	32	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2018, WEC Energy Group completed an enterprise resource planning (ERP) system integration project to bring all of its subsidiaries, including us, onto a consolidated ERP system. Accordingly, we are modifying the design and documentation of certain internal control processes and procedures related to the integrated ERP system. We do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2018 Form 10-Q	33	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 15, Commitments and Contingencies, and Note 17, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 15, Commitments and Contingencies, Note 17, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Presque Isle Power Plant Matter

In March 2018, the EPA issued a Finding of Violation to us regarding alleged violations of mercury emission limits for PIPP Units 5, 6, 8, and 9, as well as failing to conduct low emitting electric utility steam generating units mercury testing once every 12 months. We observed atypical initial mercury test results in June 2017 and immediately began to troubleshoot the potential cause. We found that the supplier of dry sorbent injection material for the air quality control system that controls mercury had delivered material that was out of specification per our contract and permit requirements. In June 2017, we notified the MDEQ, who notified the EPA that the EPA had jurisdiction regarding this matter. We have been working with the EPA to resolve this matter and do not expect it to have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

03/31/2018 Form 10-Q	34	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
12	Statements re Computation of Ratios

	12.1	Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2018 Form 10-Q	35	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 4, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2018 Form 10-Q	36	Wisconsin Electric Power Company