Form 10-Q
period 2018-06-30
WISCONSIN ELECTRIC POWER CO
filed 2018-08-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
June 30, 2018

All of the common stock of Wisconsin Electric Power Company is owned by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

06/30/2018 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8

06/30/2018 Form 10-Q	ii	Wisconsin Electric Power Company

PIPP	Presque Isle Power Plant
PWGS	Port Washington Generating Station
ROE	Return on Equity
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017

06/30/2018 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2017 Annual Report on Form 10-K, and those identified below:

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

•
Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

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

06/30/2018 Form 10-Q	1	Wisconsin Electric Power Company

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

06/30/2018 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Operating revenues	$856.2	$855.4	$1,797.7	$1,827.4

Operating expenses
Cost of sales	270.9	273.9	627.9	622.5
Other operation and maintenance	366.6	324.4	702.2	651.0
Depreciation and amortization	86.9	82.7	172.2	164.8
Property and revenue taxes	27.3	28.3	54.5	56.7
Total operating expenses	751.7	709.3	1,556.8	1,495.0

Operating income	104.5	146.1	240.9	332.4

Other income, net	15.3	1.1	11.1	4.3
Interest expense	29.2	29.1	58.9	58.7
Other expense	(13.9)	(28.0)	(47.8)	(54.4)

Income before income taxes	90.6	118.1	193.1	278.0
Income tax (benefit) expense	(2.5)	42.5	(6.1)	100.3
Net income	93.1	75.6	199.2	177.7

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$92.8	$75.3	$198.6	$177.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$1.1	$12.3
Accounts receivable and unbilled revenues, net of reserves of $39.6 and $39.5, respectively	456.0	513.8
Accounts receivable from related parties	114.6	109.1
Materials, supplies, and inventories	236.7	250.7
Prepayments	120.8	144.3
Other	12.1	9.4
Current assets	941.3	1,039.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $3,377.9 and $3,741.8, respectively	9,378.7	10,007.7
Regulatory assets	2,879.4	1,984.9
Other	111.1	89.4
Long-term assets	12,369.2	12,082.0
Total assets	$13,310.5	$13,121.6

Liabilities and Equity
Current liabilities
Short-term debt	$341.8	$210.9
Current portion of long-term debt	—	250.0
Current portion of capital lease obligations	46.4	42.5
Accounts payable	237.1	329.3
Accounts payable to related parties	186.4	131.5
Accrued payroll and benefits	44.9	53.4
Accrued taxes	73.8	58.2
Other	98.0	111.8
Current liabilities	1,028.4	1,187.6

Long-term liabilities
Long-term debt	2,413.4	2,412.3
Capital lease obligations	2,819.3	2,823.8
Deferred income taxes	1,190.4	1,155.5
Regulatory liabilities	1,893.6	1,708.0
Pension and OPEB obligations	157.7	143.2
Other	286.3	276.9
Long-term liabilities	8,760.7	8,519.7

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	831.2	802.7
Retained earnings	2,326.9	2,248.3
Common shareholder's equity	3,491.0	3,383.9

Preferred stock	30.4	30.4
Total liabilities and equity	$13,310.5	$13,121.6
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2018	2017
Operating Activities
Net income	$199.2	$177.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	172.2	164.8
Deferred income taxes and investment tax credits, net	(39.5)	64.1
Contributions and payments related to pension and OPEB plans	(3.8)	(5.6)
Change in –
Accounts receivable and unbilled revenues	57.9	26.7
Materials, supplies, and inventories	14.0	(7.2)
Other current assets	28.4	10.1
Accounts payable	(36.2)	(8.1)
Accrued taxes	19.0	(24.4)
Other current liabilities	(18.1)	(24.2)
Other, net	138.5	(14.0)
Net cash provided by operating activities	531.6	359.9

Investing Activities
Capital expenditures	(287.0)	(246.9)
Proceeds from the sale of assets	0.6	22.0
Payments for assets transferred from affiliates	(50.1)	—
Short-term notes receivable from related parties, net	—	(3.1)
Other, net	5.4	2.3
Net cash used in investing activities	(331.1)	(225.7)

Financing Activities
Change in short-term debt	130.9	(84.0)
Repayment of subsidiary note to parent	—	(18.5)
Retirement of long-term debt	(250.0)	—
Equity contribution from parent	28.0	75.0
Payment of dividends to parent	(120.0)	(120.0)
Payment of preferred stock dividends	(0.6)	(0.6)
Other	—	0.1
Net cash used in financing activities	(211.7)	(148.0)

Net change in cash and cash equivalents	(11.2)	(13.8)
Cash and cash equivalents at beginning of period	12.3	15.4
Cash and cash equivalents at end of period	$1.1	$1.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

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

NOTE 3—OPERATING REVENUES

Adoption of ASU 2014-09, Revenues from Contracts with Customers

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers, and the related amendments. In accordance with the guidance, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. These revenues include unbilled revenues, which are estimated using the amount of energy delivered to our customers but not billed until after the end of the period.

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

06/30/2018 Form 10-Q	6	Wisconsin Electric Power Company

•	We elected to not disclose the remaining performance obligations of a contract that has an original expected duration of one year or less.

•	We elected to apply this standard only to contracts that are not completed as of the date of initial application.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We only have revenues associated with our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. For our utility segment, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

Comparable amounts have not been presented for the three and six months ended June 30, 2017, due to our adoption of this standard under the modified retrospective method.

	Wisconsin Electric Power Company Consolidated
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Electric utility	$784.6	$1,564.2
Natural gas utility	68.6	229.4
Total revenues from contracts with customers	853.2	1,793.6
Other operating revenues	3.0	4.1
Total operating revenues	$856.2	$1,797.7

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Residential	$295.0	$576.4
Small commercial and industrial	260.6	498.3
Large commercial and industrial	172.4	321.3
Other	4.9	10.3
Total retail revenues	732.9	1,406.3
Wholesale	28.9	57.4
Resale	17.1	80.8
Steam	4.6	14.3
Other utility revenues	1.1	5.4
Total electric utility operating revenues	$784.6	$1,564.2

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of electricity and consist of one distinct performance obligation satisfied over time, as the electricity is delivered and consumed by the customer simultaneously. For our residential and commercial and industrial customers, our performance obligation is bundled to consist of both the sale and the delivery of the electric commodity. The rates, charges, terms, and conditions of service for sales to these customers are included in tariffs that have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month.

06/30/2018 Form 10-Q	7	Wisconsin Electric Power Company

Wholesale customers who resell power can choose to either bundle capacity and electricity services together under one contract with a supplier or purchase capacity and electricity separately from multiple suppliers. Furthermore, wholesale customers can choose to have us provide generation to match the customer's load, similar to requirements contracts, or they can purchase specified quantities of electricity and capacity. The rates, charges, terms and conditions of service for sales to wholesale customers are included in tariffs that have been approved by the FERC. Contracts with wholesale customers that include capacity bundled with the delivery of electricity contain two performance obligations, as capacity and electricity are often transacted separately in the marketplace at the wholesale level. When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Electricity is the primary product sold by our electric operations and represents a single performance obligation satisfied over time through discrete deliveries to a customer. Revenue from electricity sales is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of an electric generating facility and conveys the ability to call on a plant to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis.

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

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operations
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Residential	$40.7	$155.4
Commercial and industrial	18.2	73.8
Total retail revenues	58.9	229.2
Transport	3.1	7.5
Other utility revenues *	6.6	(7.3)
Total natural gas utility operating revenues	$68.6	$229.4

*	Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. In certain of our service territories, customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

06/30/2018 Form 10-Q	8	Wisconsin Electric Power Company

The transaction price of the performance obligations is valued using rates in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on natural gas delivered each month.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Late payment charges	$2.1	$4.9
Leases	1.4	2.2
Alternative revenues *	(0.5)	(3.0)
Total other operating revenues	$3.0	$4.1

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to wholesale true-ups, as discussed below.

Alternative Revenues

Alternative revenues are created from programs authorized by regulators that allow us to record additional revenues by adjusting rates in the future, usually as a surcharge applied to future billings, in response to past activities or completed events. We record alternative revenues when the regulator-specified conditions for recognition have been met. We reverse these alternative revenues as the customer is billed, at which time this revenue is presented as revenues from contracts with customers.

Our only alternative revenue program relates to the wholesale electric service that we provide to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual cost of service was for the year. The true-up can result in an amount that we will recover from or refund to the customer. We consider the true-up portion of the wholesale electric revenues to be alternative revenues.

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Utility Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have either retired or announced the retirement of the plants identified below. In addition, a severance liability was recorded in other current liabilities on our balance sheets related to these plant retirements.

(in millions)
Severance liability at December 31, 2017	$25.8
Severance payments	(8.7)
Other	(3.0)
Total severance liability at June 30, 2018	$14.1

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired effective April 10, 2018. The carrying value of this plant was $667.7 million at June 30, 2018. This amount included the net book value of $774.2 million, which was reclassified as a regulatory asset on our balance sheet in the second quarter as a result of the retirement of the plant. In addition, a $106.5 million cost of removal reserve related to the Pleasant Prairie power plant was recorded as a regulatory liability at June 30, 2018. We continue to amortize this regulatory asset on

06/30/2018 Form 10-Q	9	Wisconsin Electric Power Company

a straight-line basis using the composite depreciation rates approved by the PSCW before this plant was retired. Amortization is included in depreciation and amortization in the income statement. The physical dismantlement of the plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 16, Commitments and Contingencies, for more information.

Presque Isle Power Plant

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. The new units are expected to begin commercial operation during the second quarter of 2019. Upon receiving the MPSC's approval, retirement of the PIPP generating units became probable. In connection with MISO's April 2018 approval of the retirement of the plant, the PIPP units will be retired on or before May 31, 2019. The carrying value of the PIPP units was $189.7 million at June 30, 2018. This amount included the net book value of $199.8 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $10.1 million cost of removal reserve related to the PIPP units was recorded as a regulatory liability at June 30, 2018. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 16, Commitments and Contingencies, for more information.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2018	December 31, 2017
Commercial paper
Amount outstanding	$341.8	$210.9
Weighted-average interest rate on amounts outstanding	2.35%	1.81%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2018, was $79.2 million with a weighted-average interest rate during the period of 2.06%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2018
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.2
Commercial paper outstanding		341.8
Available capacity under existing agreement		$157.0

NOTE 7—LONG-TERM DEBT

In July 2018, we redeemed all $80.0 million outstanding of our series of tax-exempt pollution control refunding bonds. Since August 2009, the bonds were outstanding, but were not reported in our long-term debt because they were held by us.

06/30/2018 Form 10-Q	10	Wisconsin Electric Power Company

In June 2018, our $250.0 million of 1.70% Debentures matured, and the outstanding principal was paid with proceeds received from issuing commercial paper.

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2018	December 31, 2017
Materials and supplies	$137.2	$140.7
Fossil fuel	75.9	74.8
Natural gas in storage	23.6	35.2
Total	$236.7	$250.7

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The effective tax rates of (2.8)% and (3.2)% for the three and six months ended June 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the Wisconsin rate settlement and the impact of the Tax Legislation, partially offset by state income taxes. The Tax Legislation, signed into law in December 2017, required us to remeasure our deferred income taxes and begin to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements. See Note 18, Regulatory Environment, for more information on the Tax Legislation and the Wisconsin rate settlement.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118), Income Tax Accounting Implications of the Tax Legislation, which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, certain amounts related to bonus depreciation and future tax benefit utilization recorded in the financial statements as a result of the Tax Legislation are to be considered "provisional" as discussed in SAB 118 and subject to revision. We are awaiting additional guidance from industry and income tax authorities in order to finalize our accounting.

NOTE 10—FAIR VALUE MEASUREMENTS

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

06/30/2018 Form 10-Q	11	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.5	$—	$—	$1.5
Petroleum products contracts	0.3	—	—	0.3
FTRs	—	—	8.7	8.7
Coal contracts	—	0.5	—	0.5
Total derivative assets	$1.8	$0.5	$8.7	$11.0

Derivative liabilities
Natural gas contracts	$0.1	$—	$—	$0.1

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$0.1	$—	$0.6
Petroleum products contracts	0.9	—	—	0.9
FTRs	—	—	2.4	2.4
Coal contracts	—	0.7	—	0.7
Total derivative assets	$1.4	$0.8	$2.4	$4.6

Derivative liabilities
Natural gas contracts	$2.0	$0.1	$—	$2.1
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$2.0	$0.4	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Balance at the beginning of the period	$0.8	$1.1	$2.4	$3.1
Purchases	9.4	6.9	9.4	6.9
Settlements	(1.5)	(2.0)	(3.1)	(4.0)
Balance at the end of the period	$8.7	$6.0	$8.7	$6.0

06/30/2018 Form 10-Q	12	Wisconsin Electric Power Company

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$28.7	$30.4	$30.5
Long-term debt, including current portion	2,413.4	2,603.4	2,662.3	2,976.3

The fair values of long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 11—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	June 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$1.5	$—	$0.6	$1.9
Petroleum products contracts	0.3	—	0.9	—
FTRs	8.7	—	2.4	—
Coal contracts	0.5	—	0.6	0.1
Total other current *	$11.0	$—	$4.5	$2.0

Other long-term
Natural gas contracts	$—	$0.1	$—	$0.2
Coal contracts	—	—	0.1	0.2
Total other long-term *	—	0.1	0.1	0.4
Total	$11.0	$0.1	$4.6	$2.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

06/30/2018 Form 10-Q	13	Wisconsin Electric Power Company

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	12.0 Dth	$(0.6)	5.0 Dth	$0.2
Petroleum products contracts	1.1 gallons	0.2	4.9 gallons	(0.4)
FTRs	4.8 MWh	0.9	7.3 MWh	2.0
Total		$0.5		$1.8

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	23.7 Dth	$(2.4)	13.2 Dth	$0.7
Petroleum products contracts	2.5 gallons	0.6	9.8 gallons	(0.9)
FTRs	10.6 MWh	1.7	14.3 MWh	4.5
Total		$(0.1)		$4.3

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2018 and December 31, 2017, we had posted cash collateral of $1.0 million and $4.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$11.0	$0.1	$4.6	$2.4
Gross amount not offset on the balance sheet	(0.1)	(0.1)	(1.3)	(2.0)	*
Net amount	$10.9	$—	$3.3	$0.4

*	Includes cash collateral posted of $0.7 million.

NOTE 12—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Service cost	$3.3	$3.1	$6.6	$6.1
Interest cost	10.5	11.6	21.1	23.5
Expected return on plan assets	(18.6)	(19.1)	(37.6)	(38.3)
Loss on plan settlement	—	2.8	—	2.8
Amortization of prior service cost	0.2	0.3	0.4	0.6
Amortization of net actuarial loss	9.6	8.9	19.0	17.7
Net periodic benefit cost	$5.0	$7.6	$9.5	$12.4

06/30/2018 Form 10-Q	14	Wisconsin Electric Power Company

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Service cost	$1.7	$1.5	$3.5	$3.4
Interest cost	2.7	3.1	5.5	6.2
Expected return on plan assets	(3.9)	(3.6)	(7.8)	(7.2)
Amortization of prior service credit	(0.5)	(0.3)	(1.1)	(0.6)
Amortization of net actuarial gain	—	(0.3)	—	—
Net periodic benefit cost	$—	$0.4	$0.1	$1.8

During the six months ended June 30, 2018, we made contributions and payments of $2.9 million related to our pension plans and $0.9 million related to our OPEB plans. We expect to make contributions and payments of $1.2 million related to our pension plans and $3.5 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the three and six months ended June 30, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service components in other income, net.

The following table shows the non-service (credit) cost components of net benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Non-service (credit) cost components	$(1.2)	$3.3	$(2.9)	$4.5

For the three and six months ended June 30, 2017, the non-service components of net benefit cost were reclassified from other operation and maintenance to other income, net, on our income statements.

Under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost components of the net benefit cost that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, are presented as regulatory assets or liabilities rather than property, plant, and equipment.

NOTE 13—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2018, we reported two segments, which are described below.

Our utility segment includes both our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity to customers in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, and northern Wisconsin, and to one customer in the Upper Peninsula of Michigan. Our electric utility operations also include our steam operations, which produce, distribute, and sell steam to customers in metropolitan Milwaukee, Wisconsin. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in our three service areas within southeastern, east central, and northern Wisconsin.

Our other segment includes Bostco, our non-utility subsidiary that was originally formed to develop and invest in real estate. In March 2017, we sold substantially all of the remaining assets of Bostco. See Note 2, Disposition, for more information.

06/30/2018 Form 10-Q	15	Wisconsin Electric Power Company

The following tables show summarized financial information for the three and six months ended June 30, 2018 and 2017, related to our reportable segments:

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended June 30, 2018
Operating revenues	$856.2	$—	$856.2
Other operation and maintenance	366.6	—	366.6
Depreciation and amortization	86.9	—	86.9
Operating income	104.5	—	104.5
Interest expense	29.2	—	29.2

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Three Months Ended June 30, 2017
Operating revenues	$855.4	$—	$855.4
Other operation and maintenance *	324.4	—	324.4
Depreciation and amortization	82.7	—	82.7
Operating income *	146.1	—	146.1
Interest expense	29.1	—	29.1

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 12, Employee Benefits, for more information on this new standard.

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Six Months Ended June 30, 2018
Operating revenues	$1,797.7	$—	$1,797.7
Other operation and maintenance	702.2	—	702.2
Depreciation and amortization	172.2	—	172.2
Operating income	240.9	—	240.9
Interest expense	58.9	—	58.9

(in millions)	Utility	Other	Wisconsin Electric Power Company Consolidated
Six Months Ended June 30, 2017
Operating revenues	$1,827.4	$—	$1,827.4
Other operation and maintenance *	651.0	—	651.0
Depreciation and amortization	164.8	—	164.8
Operating income *	332.4	—	332.4
Interest expense	58.4	0.3	58.7

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 12, Employee Benefits, for more information on this new standard.

NOTE 14—VARIABLE INTEREST ENTITIES

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

06/30/2018 Form 10-Q	16	Wisconsin Electric Power Company

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

We have approximately $64.1 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the six months ended June 30, 2018 and 2017 were $9.4 million and $9.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 15—RELATED PARTIES

We routinely enter into transactions with related parties, including WEC Energy Group, its other subsidiaries, ATC (a for-profit electric transmission company regulated by the FERC and certain state regulatory commissions), and other affiliated entities.

We provide and receive services, property, and other items of value to and from our parent, WEC Energy Group, and other subsidiaries of WEC Energy Group.

On January 1, 2017, based upon input we received from the PSCW, we transferred our $415.4 million investment in ATC, and the related receivable for distributions approved and recorded in December 2016 to another subsidiary of WEC Energy Group. In addition, during 2017 we transferred $186.8 million of related deferred income tax liabilities. These transactions were non-cash equity transfers recorded to additional paid in capital between entities under common control, and therefore, did not result in the recognition of a gain or loss.

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs.

Our balance sheets included the following receivables and payables related to transactions entered into with ATC:

(in millions)	June 30, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$1.3	$0.8
Accounts payable
Services received from ATC	19.3	22.2

06/30/2018 Form 10-Q	17	Wisconsin Electric Power Company

The following table shows activity associated with our related party transactions:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Lease agreements
Lease payments to We Power (1)	$95.1	$106.7	$187.3	$211.1
Construction work in progress billed to We Power	5.0	8.9	8.8	25.2
Transactions with WBS (2)
Billings to WBS	2.8	60.5	8.7	117.0
Billings from WBS (3)	68.6	52.9	176.7	102.7
Transactions with WPS (2)
Billings to WPS	4.3	5.2	7.3	7.7
Billings from WPS	1.9	1.1	5.1	2.2
Transactions with WG
Natural gas purchases from WG	1.3	1.3	2.6	2.6
Billings to WG (2) (4)	13.2	16.1	27.1	31.9
Billings from WG (2)	5.0	5.8	9.7	11.3
Transactions with UMERC
Electric sales to UMERC	6.9	6.4	15.0	14.1
Billings to UMERC (2)	2.9	29.3	7.1	33.9
Transactions with Bluewater (5)
Storage service fees	4.6	—	5.9	—
Transactions with ATC
Charges to ATC for services and construction	2.7	2.4	5.7	5.2
Charges from ATC for network transmission services	58.1	60.4	116.1	120.7
Refund from ATC related to a FERC audit	15.4	—	15.4	—
Refund from ATC per FERC ROE order	—	—	—	19.4

(1)
We make lease payments to We Power, another subsidiary of WEC Energy Group, for PWGS Units 1 and 2 and ERGS Units 1 and 2. Lease payments were reduced in 2018 as a result of tax savings related to Tax Legislation.

(2)	Includes amounts billed for services, pass through costs, and other items in accordance with approved affiliated interest agreements.

(3)
Includes $8.7 million and $57.6 million for the transfer of certain software assets from WBS during the three and six months ended June 30, 2018, respectively. There were no software assets transferred from WBS during 2017.

(4)	Includes $5.2 million for the transfer of certain software assets to WG during the three and six months ended June 30, 2018. There were no software assets transferred to WG during 2017.

(5)	WEC Energy Group's acquisition of Bluewater was completed June 30, 2017. See below for more information.

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

06/30/2018 Form 10-Q	18	Wisconsin Electric Power Company

WEC Energy Group's Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, WEC Energy Group completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that provide a portion of the current storage needs for our natural gas utility operations. In September 2017, we finalized a long-term service agreement with a wholly owned subsidiary of Bluewater to take the allocated storage, which was then approved by the PSCW in November 2017.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2018, were $9,760.2 million.

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

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. The state of Wisconsin will need to develop a state implementation plan to bring these areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. In February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and, to the extent that further appellate review is sought, at the Supreme Court. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the challenges to the CPP, as well as related performance standards for new, reconstructed, and modified fossil-fueled power plants, to be held in abeyance, which remains the case.

In March 2017, President Trump issued an executive order that, among other things, specifically directed the EPA to review the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. The EPA is expected to issue a proposed CPP replacement rule, or decide to rescind the CPP without replacing it, during the third quarter of 2018.

06/30/2018 Form 10-Q	19	Wisconsin Electric Power Company

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. WEC Energy Group's plan, which includes us, is to work with its industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, WEC Energy Group's new long-term goal is to reduce CO2 emissions by approximately 80% below 2005 levels by 2050. We have implemented and continue to evaluate numerous options in order to meet WEC Energy Group's CO2 reduction goals. Options considered include increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of WEC Energy Group's generation reshaping plan, we expect to retire 1,547 MW of coal generation by 2020, including Pleasant Prairie power plant (retired in April 2018) and PIPP. See Note 4, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goals, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, which requires that the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts from both impingement (entrapping organisms on water intake screens) and entrainment (drawing organisms into water intake). The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities.

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

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our intake modification at Valley power plant. Due to the retirement of the Pleasant Prairie Power Plant and our plans to retire PIPP, we do not believe that BTA determinations for EM will be necessary for these units. Although we currently believe that existing technologies at PWGS and OC 5 through OC 8 satisfy the EM BTA requirements, BTA determinations to address EM reduction requirements will not be made until discharge permits are renewed for these units. Until that time, we cannot determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these units. During 2018, we will continue to evaluate options to address the EM BTA requirements for these units.

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

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. In February 2018, the Center for Biological Diversity (CBD) filed suit in the U.S. District Court of Arizona challenging the Postponement

06/30/2018 Form 10-Q	20	Wisconsin Electric Power Company

Rule. In April 2018, the Utility Water Act Group filed a motion to dismiss the CBD suit for lack of subject matter jurisdiction. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the OCPP and ERGS. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7 and OC 8. We are beginning preliminary engineering for compliance with the rule and estimate approximately $50 million would be required to design and install these advanced treatment and bottom ash transport systems. This estimate reflects the planned retirement of PIPP as a result of WEC Energy Group's generation reshaping plan discussed in Climate Change above.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2018	December 31, 2017
Regulatory assets	$29.9	$30.4
Reserves for future remediation *	18.5	18.5

*	Recorded within other long-term liabilities on our balance sheets.

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

06/30/2018 Form 10-Q	21	Wisconsin Electric Power Company

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(57.8)	$(57.6)
Cash (paid) for income taxes, net	(8.2)	(63.4)
Significant noncash transactions:
Accounts payable related to construction costs	4.5	13.0
Accounts payable related to assets transferred from affiliates	7.5	—
Accounts receivable related to assets transferred to affiliates	5.4	—
Transfer of investment in ATC to another subsidiary of WEC Energy Group (1) (2)	—	415.4
Transfer of net assets to UMERC (1)	—	60.0

(1)	See Note 15, Related Parties, for more information on these transactions.

(2)	The amount transferred included a $13.4 million receivable for distributions approved and recorded in December 2016.

NOTE 18—REGULATORY ENVIRONMENT

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

In May 2018, the PSCW issued an order regarding the benefits associated with the Tax Legislation. The PSCW order requires our electric utility operations to use 80% of the current 2018 and 2019 tax benefits to reduce our transmission regulatory asset. The remaining 20% is to be returned to electric customers in the form of bill credits. For our natural gas utility operations, the PSCW indicated that 100% of current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting is to be used to reduce our transmission regulatory asset for our electric utility operations and is being deferred for our natural gas utility operations. The timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes for our electric and natural gas utility operations was not addressed and will be determined in a future rate proceeding. During the six months ended June 30, 2018, we reduced our transmission regulatory asset by $33.8 million as a result of the PSCW order.
We currently serve one retail electric customer in Michigan, and have reached a settlement with that customer. That settlement was approved by the MPSC in May 2018 and addresses all base rate impacts of the Tax Legislation, which will be returned to the customer through bill credits.

2018 and 2019 Rates

During April 2017, we, along with WG and WPS, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which will freeze base rates through 2019 for our electric, natural gas, and steam customers. Based on the PSCW order, our authorized ROE remains at 10.2%, and our current capital cost structure will remain unchanged through 2019. Various intervenors had filed requests for rehearing, all of which have been denied.

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs during the base rate freeze period by accelerating the recognition of certain tax benefits. We will flow through the tax benefit of our repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. While we would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits

06/30/2018 Form 10-Q	22	Wisconsin Electric Power Company

to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair-related deferred tax liabilities offsets the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

Pursuant to the settlement agreement, we also agreed to keep our earnings sharing mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements. The main provision of ASU 2016-02 is that lessees will be required to recognize lease assets and lease liabilities for most leases, including those classified as operating leases under GAAP. In addition, this ASU expands the required quantitative and qualitative disclosures related to lease agreements. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. This guidance must be adopted using a modified retrospective approach and provides for a number of optional transition practical expedients. We expect to apply the package of practical expedients allowed by this ASU which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We have not yet determined whether we will elect any other practical expedients upon transition. We are currently assessing the effects this guidance may have on our financial statements.

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

06/30/2018 Form 10-Q	23	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We have combined common functions with WG and operate under the trade name of "We Energies." We conduct our business primarily through our utility reportable segment. See Note 13, Segment Information, for more information on our reportable business segments.

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, WEC Energy Group set a new long-term goal of reducing CO2 emissions by approximately 80% below 2005 levels by 2050. WEC Energy Group expects to retire approximately 1,800 MW of coal generation by 2020 across its electric utilities, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. Our 1,190 MW Pleasant Prairie power plant was retired in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 4, Property, Plant, and Equipment, for information related to the Pleasant Prairie power plant retirement and the planned retirement of PIPP as part of WEC Energy Group's plan.

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

06/30/2018 Form 10-Q	24	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2018 with the second quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$856.2	$855.4	$0.8	$(20.9)	$15.4	$6.3
Cost of sales	270.9	273.9	3.0	—	—	3.0
Other operation and maintenance	366.6	324.4	(42.2)	(10.0)	(33.8)	1.6
Depreciation and amortization	86.9	82.7	(4.2)	—	—	(4.2)
Property and revenue taxes	27.3	28.3	1.0	—	—	1.0
Operating income	104.5	146.1	(41.6)	(30.9)	(18.4)	7.7
Other income, net	15.3	1.1	14.2	—	—	14.2
Interest expense	29.2	29.1	(0.1)	—	—	(0.1)
Income before income taxes	90.6	118.1	(27.5)	(30.9)	(18.4)	21.8
Income tax (benefit) expense	(2.5)	42.5	45.0	30.9	18.4	(4.3)
Preferred stock dividend requirements	0.3	0.3	—	—	—	—
Net income attributed to common shareholder	$92.8	$75.3	$17.5	$—	$—	$17.5

06/30/2018 Form 10-Q	25	Wisconsin Electric Power Company

Our consolidated earnings for the three months ended June 30, 2018 were $92.8 million, compared to $75.3 million for the same quarter in 2017. The table above shows the income statement impact associated with the flow through of tax repairs beginning January 1, 2018 and the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholder. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information. See below for additional information on the $17.5 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2018 and 2017 was $104.5 million and $146.1 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the second quarter of 2018 with the same quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Electric revenues	$787.3	$793.6	$(6.3)
Fuel and purchased power	232.5	241.2	8.7
Total electric margins	554.8	552.4	2.4

Natural gas revenues	68.9	61.8	7.1
Cost of natural gas sold	38.4	32.7	(5.7)
Total natural gas margins	30.5	29.1	1.4

Total electric and natural gas margins	585.3	581.5	3.8

Other operation and maintenance	366.6	324.4	(42.2)
Depreciation and amortization	86.9	82.7	(4.2)
Property and revenue taxes	27.3	28.3	1.0
Operating income	$104.5	$146.1	$(41.6)

06/30/2018 Form 10-Q	26	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$108.0	$106.6	$(1.4)
We Power (1)	125.9	127.1	1.2
Transmission (2)	66.1	67.5	1.4
Transmission expense related to the flow through of tax repairs (3)	10.0	—	(10.0)
Transmission expense related to Tax Legislation (4)	33.8	—	(33.8)
Regulatory amortizations and other pass through expenses (5)	22.8	23.2	0.4
Total other operation and maintenance	$366.6	$324.4	$(42.2)

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the three months ended June 30, 2018 and 2017, $126.1 million and $139.2 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2018 and 2017, $64.2 million and $79.6 million, respectively, of costs were billed to us by transmission providers.

(3)
Represents additional transmission expense associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at our December 31, 2017 levels. See Note 18, Regulatory Environment, for more information.

(4)
As a result of the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit to reduce our transmission regulatory asset balance, our transmission expense increased during the second quarter of 2018 with a corresponding offset in income taxes. See Note 18, Regulatory Environment, for more information.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer Class
Residential	1,855.0	1,797.8	57.2
Small commercial and industrial	2,165.0	2,104.2	60.8
Large commercial and industrial	2,133.7	2,092.1	41.6
Other	32.0	33.6	(1.6)
Total retail	6,185.7	6,027.7	158.0
Wholesale	394.2	397.2	(3.0)
Resale	560.3	1,064.6	(504.3)
Total sales in MWh	7,140.2	7,489.5	(349.3)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	59.0	46.7	12.3
Commercial and industrial	35.0	27.8	7.2
Total retail	94.0	74.5	19.5
Transport	77.7	71.4	6.3
Total sales in therms	171.7	145.9	25.8

06/30/2018 Form 10-Q	27	Wisconsin Electric Power Company

	Three Months Ended June 30
	Degree Days
Weather *	2018	2017	B(W)
Heating (914 normal)	1,023	748	36.8%
Cooling (166 normal)	217	203	6.9%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $2.4 million during the second quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the higher electric utility margins were:

•
A $17.5 million increase in margins related to an increase in revenues, with a corresponding increase in transmission expense, as a result of the PSCW's order in May 2018 associated with the Tax Legislation. The PSCW order required us to apply 80% of our current 2018 tax benefit against our transmission regulatory asset balance. Prior to receiving the order, we recorded all of the expected benefits related to the Tax Legislation as if they would be returned to customers through refunds or bill credits, which resulted in a decrease in revenue in the first quarter of 2018. In the second quarter of 2018, we reversed a portion of this decrease as a result of the order. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

•
A $9.1 million increase related to higher retail sales volumes during the second quarter of 2018, primarily driven by favorable weather and higher overall use per retail customer. A colder than normal April and a warmer start to summer in 2018 contributed to the increase. As measured by heating degree days, the second quarter of 2018 was 36.8% colder than the same quarter in 2017. As measured by cooling degree days, the second quarter of 2018 was 6.9% warmer than the same quarter in 2017.

These increases in margins were partially offset by:

•
A $20.9 million decrease in margins related to a settlement agreement with the PSCW to flow through the tax benefit of our repair-related deferred tax liabilities through reductions in certain regulatory assets, which are amortized to revenues, as discussed in Note 18, Regulatory Environment.

•
A $2.8 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins increased $1.4 million during the second quarter of 2018, compared with the same quarter in 2017. The most significant factor impacting the higher natural gas utility margins was a $3.3 million increase related to higher sales volumes, primarily driven by a colder than normal April in 2018, higher use per commercial and industrial customer, and customer growth. This increase in margins was partially offset by $2.1 million of amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment decreased $41.6 million during the second quarter of 2018, compared with the same quarter in 2017. This decrease was driven by $45.4 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $3.8 million of higher margins discussed above.

06/30/2018 Form 10-Q	28	Wisconsin Electric Power Company

The significant factors impacting the increase in operating expenses during the second quarter of 2018, compared with the same quarter in 2017, were:

•
A $33.8 million increase in transmission expense, with a corresponding offset in income taxes, associated with the May 2018 order from the PSCW related to the benefits associated with the Tax Legislation, as discussed in the table above.

•	A $10.0 million increase in transmission expenses related to the flow through of tax repairs, as discussed in the table above.

•	A $4.2 million increase in depreciation and amortization driven by an overall increase in utility plant in service and the implementation of an enterprise resource planning system in January 2018.

•	A $3.4 million increase in benefit costs.

These increases in operating expenses were partially offset by a $2.9 million decrease in expenses at our plants, primarily related to the retirement of the Pleasant Prairie power plant in April 2018 and the winding down of operations in anticipation of the retirement of the PIPP. This resulted in lower maintenance and labor costs during the second quarter of 2018. See Note 4, Property, Plant, and Equipment, for more information on the plant retirements.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$1.0	$0.7	$0.3
Other, net	14.3	0.4	13.9
Other income, net	$15.3	$1.1	$14.2

Other income, net increased $14.2 million during the second quarter of 2018, compared with the same quarter in 2017. The increase was driven by the timing of the recognition of returns related to certain regulatory assets and the quarter-over-quarter increase in income from the non-service components of our net periodic pension and OPEB costs. See Note 12, Employee Benefits, for more information on our benefit costs.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Interest expense	$29.2	$29.1	$(0.1)

Consolidated Income Tax (Benefit) Expense

	Three Months Ended June 30
	2018	2017	B (W)
Effective tax rate	(2.8)%	36.0%	38.8%

Our effective tax rate decreased by 38.8% when compared with the second quarter of 2017, primarily due to a 24.8% effective tax rate benefit from the flow through of tax repairs in connection with the Wisconsin rate settlement. Also contributing to the decrease in the effective tax rate was the impact of the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

06/30/2018 Form 10-Q	29	Wisconsin Electric Power Company

SIX MONTHS ENDED JUNE 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2018 with the six months ended June 30, 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Tax Legislation	Remaining Change B (W)
Operating revenues	$1,797.7	$1,827.4	$(29.7)	$(41.3)	$(13.0)	$24.6
Cost of sales	627.9	622.5	(5.4)	—	—	(5.4)
Other operation and maintenance	702.2	651.0	(51.2)	(24.7)	(33.8)	7.3
Depreciation and amortization	172.2	164.8	(7.4)	—	—	(7.4)
Property and revenue taxes	54.5	56.7	2.2	—	—	2.2
Operating income	240.9	332.4	(91.5)	(66.0)	(46.8)	21.3
Other income, net	11.1	4.3	6.8	—	—	6.8
Interest expense	58.9	58.7	(0.2)	—	—	(0.2)
Income before income taxes	193.1	278.0	(84.9)	(66.0)	(46.8)	27.9
Income tax (benefit) expense	(6.1)	100.3	106.4	66.0	46.8	(6.4)
Preferred stock dividend requirements	0.6	0.6	—	—	—	—
Net income attributed to common shareholder	$198.6	$177.1	$21.5	$—	$—	$21.5

Our consolidated earnings for the six months ended June 30, 2018 were $198.6 million, compared to $177.1 million for the same period in 2017. The table above shows the income statement impact associated with the flow through of tax repairs beginning January 1, 2018 and the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholder. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information. See below for additional information on the $21.5 million increase in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2018 and 2017, was $240.9 million and $332.4 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

06/30/2018 Form 10-Q	30	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

The following table compares our utility segment's contribution to operating income for the six months ended June 30, 2018, with the same period in 2017, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Electric revenues	$1,567.6	$1,615.4	$(47.8)
Fuel and purchased power	484.6	493.9	9.3
Total electric margins	1,083.0	1,121.5	(38.5)

Natural gas revenues	230.1	212.0	18.1
Cost of natural gas sold	143.3	128.6	(14.7)
Total natural gas margins	86.8	83.4	3.4

Total electric and natural gas margins	1,169.8	1,204.9	(35.1)

Other operation and maintenance	702.2	651.0	(51.2)
Depreciation and amortization	172.2	164.8	(7.4)
Property and revenue taxes	54.5	56.7	2.2
Operating income	$240.9	$332.4	$(91.5)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$210.0	$214.2	$4.2
We Power (1)	253.1	254.7	1.6
Transmission (2)	132.2	134.5	2.3
Transmission expense related to the flow through of tax repairs (3)	24.7	—	(24.7)
Transmission expense related to Tax Legislation (4)	33.8	—	(33.8)
Regulatory amortizations and other pass through expenses (5)	48.4	47.6	(0.8)
Total other operation and maintenance	$702.2	$651.0	$(51.2)

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred, as well as the lease payments that are billed from We Power to us and then recovered in our rates. During the six months ended June 30, 2018 and 2017, $236.7 million and $265.0 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2018 and 2017, $120.5 million and $134.7 million, respectively, of costs were billed to us by transmission providers.

(3)
Represents additional transmission expense associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at our December 31, 2017 levels. See Note 18, Regulatory Environment, for more information.

(4)
As a result of the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit to reduce our transmission regulatory asset balance, our transmission expense increased during the six months ended June 30, 2018, with a corresponding offset in income taxes. See Note 18, Regulatory Environment, for more information.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2018 Form 10-Q	31	Wisconsin Electric Power Company

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer Class
Residential	3,766.9	3,622.8	144.1
Small commercial and industrial	4,346.6	4,301.8	44.8
Large commercial and industrial	4,159.5	4,077.7	81.8
Other	69.6	72.2	(2.6)
Total retail	12,342.6	12,074.5	268.1
Wholesale	820.1	844.3	(24.2)
Resale	2,751.7	3,197.0	(445.3)
Total sales in MWh	15,914.4	16,115.8	(201.4)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	236.4	202.3	34.1
Commercial and industrial	131.1	113.5	17.6
Total retail	367.5	315.8	51.7
Transport	172.8	160.5	12.3
Total sales in therms	540.3	476.3	64.0

	Six Months Ended June 30
	Degree Days
Weather *	2018	2017	B(W)
Heating (4,169 normal)	4,248	3,597	18.1%
Cooling (166 normal)	217	203	6.9%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $38.5 million during the six months ended June 30, 2018, compared with the same period in 2017. The significant factors impacting the lower electric utility margins were:

•
A $41.3 million decrease in margins related to a settlement agreement with the PSCW to flow through the tax benefit of our repair-related deferred tax liabilities through reductions in certain regulatory assets, which are amortized to revenues, as discussed in Note 18, Regulatory Environment.

•
A $7.8 million decrease in margins related to amounts expected to be refunded to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

•	A $3.1 million decrease in wholesale margins driven by reduced capacity rates reflecting the Tax Legislation.

•
A $2.5 million period-over-period negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our electric margins are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

06/30/2018 Form 10-Q	32	Wisconsin Electric Power Company

These decreases in margins were partially offset by an $18.7 million increase related to higher retail sales volumes during the six months ended June 30, 2018, primarily driven by favorable weather and higher overall use per retail customer. Cooler winter weather and a warmer start to summer in 2018 contributed to the increase. As measured by heating degree days, the six months ended June 30, 2018, were 18.1% colder than the same period in 2017. As measured by cooling degree days, the six months ended June 30, 2018, were 6.9% warmer than the same period in 2017.

Natural Gas Utility Margins

Natural gas utility margins increased $3.4 million during the six months ended June 30, 2018, compared with the same period in 2017. The most significant factor impacting the higher natural gas utility margins was an $8.5 million increase related to higher sales volumes, primarily driven by colder winter weather, higher use per commercial and industrial customer, and customer growth. This increase in margins was partially offset by $5.2 million of amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

Operating Income

Operating income at the utility segment decreased $91.5 million during the six months ended June 30, 2018, compared with the same period in 2017. The decrease was driven by $56.4 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes) and the $35.1 million net decrease in margins discussed above.

The significant factors impacting the increase in operating expenses during the six months ended June 30, 2018, compared with the same period in 2017, were:

•
A $33.8 million increase in transmission expense, with a corresponding offset in income taxes, associated with the May 2018 order from the PSCW related to the benefits associated with the Tax Legislation, as discussed in the table above.

•	A $24.7 million increase in transmission expense related to the flow through of tax repairs, as discussed in the table above.

•	A $7.4 million increase in depreciation and amortization driven by an overall increase in utility plant in service and the implementation of an enterprise resource planning system in January 2018.

These increases in operating expenses were partially offset by:

•
A $6.9 million decrease in expenses at our plants, primarily related to the retirement of the Pleasant Prairie power plant in April 2018 and the winding down of operations in anticipation of the retirement of the PIPP. This resulted in lower maintenance and labor costs during the six months ended June 30, 2018. See Note 4, Property, Plant, and Equipment, for more information on the plant retirements.

•
A $3.1 million net decrease in transmission expenses, lease costs from We Power, and regulatory amortizations and other pass-through expenses included in the table above. The lower transmission expenses and We Power lease costs were driven by the Tax Legislation.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$2.0	$1.4	$0.6
Other	9.1	2.9	6.2
Other income, net	$11.1	$4.3	$6.8

Other income, net increased $6.8 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by the period-over-period increase in income from the non-service components of our net periodic pension and OPEB costs. See Note 12, Employee Benefits, for more information on our benefit costs.

06/30/2018 Form 10-Q	33	Wisconsin Electric Power Company

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Interest expense	$58.9	$58.7	$(0.2)

Consolidated Income Tax (Benefit) Expense

	Six Months Ended June 30
	2018	2017	B (W)
Effective tax rate	(3.2)%	36.1%	39.3%

Our effective tax rate decreased by 39.3% when compared with the six months ended June 30, 2017, primarily due to a 24.9% effective tax rate benefit from the flow through of tax repairs in connection with the Wisconsin rate settlement. Also contributing to the decrease in the effective tax rate was the impact of the Tax Legislation. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

We expect our 2018 annual effective tax rate to be between (5)% and (4)%, which includes an estimated 27% effective tax rate benefit from the flow through of tax repairs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$531.6	$359.9	$171.7
Investing activities	(331.1)	(225.7)	(105.4)
Financing activities	(211.7)	(148.0)	(63.7)

Operating Activities

Net cash provided by operating activities increased $171.7 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•
A $94.3 million increase in cash from lower payments for other operation and maintenance costs. During the six months ended June 30, 2018, our payments were lower for accounts payable to related parties as well as for plant maintenance and labor costs. In addition, our payments related to transmission and our lease payments to We Power decreased as a result of the Tax Legislation.

•
A $55.2 million increase in cash related to a decrease in cash paid for income taxes during the six months ended June 30, 2018, compared with the same period in 2017. This increase in cash was primarily the result of the utilization of certain tax benefit carryforwards.

•
A $33.1 million increase in cash related to higher overall collections from customers, primarily due to favorable weather during the six months ended June 30, 2018, compared with the same period in 2017.

These increases in net cash provided by operating activities were partially offset by a $21.9 million decrease in cash resulting from higher payments during the six months ended June 30, 2018, compared with the same period in 2017, for natural gas we purchased at the end of 2017 and during the six months ended June 30, 2018, to meet the requirements of our customers during the colder winter weather. The average per-unit cost of natural gas increased 28.4% during the six months ended June 30, 2018, compared with the same period in 2017.

06/30/2018 Form 10-Q	34	Wisconsin Electric Power Company

Investing Activities

Net cash used in investing activities increased $105.4 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•
A payment of $50.1 million to affiliates during the six months ended June 30, 2018, related to transfers of an enterprise resource planning system and other software. There were no similar transfers in 2017.

•	A $40.1 million increase in cash paid for capital expenditures during the six months ended June 30, 2018, compared with the same period in 2017, which is discussed in more detail below.

•
A $21.4 million decrease in the proceeds received from the sale of assets during the six months ended June 30, 2018, compared with the same period in 2017. See Note 2, Disposition, for more information.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2018	2017	Change in 2018 Over 2017
Capital expenditures	$287.0	$246.9	$40.1

The increase in cash paid for capital expenditures during the six months ended June 30, 2018 was driven by upgrades of our natural gas and electric distribution systems, including main replacement projects, and various software projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $63.7 million during the six months ended June 30, 2018, compared with the same period in 2017, primarily driven by:

•
A $250.0 million repayment of long-term debt during the six months ended June 30, 2018. A portion of this repayment was financed with a net increase in cash of $214.9 million from commercial paper, which resulted from $130.9 million of net borrowings during the six months ended June 30, 2018, compared with $84.0 million of net repayments during the same period in 2017. We did not repay any long-term debt during the same period in 2017.

•	A $47.0 million decrease in equity contributions received from our parent during the six months ended June 30, 2018, compared with the same period in 2017.

These increases in net cash used in financing activities were partially offset by an $18.5 million repayment of our subsidiary's note to our parent during the six months ended June 30, 2017.

For more information on our financing activities, see Note 6, Short-Term Debt and Lines of Credit, and Note 7, Long-Term Debt.

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

06/30/2018 Form 10-Q	35	Wisconsin Electric Power Company

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

Working Capital

As of June 30, 2018, our current liabilities exceeded our current assets by $87.1 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

If we are unable to successfully take actions to manage the adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the Tax Legislation, the legislation could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

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

06/30/2018 Form 10-Q	36	Wisconsin Electric Power Company

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 6, Short-Term Debt and Lines of Credit, and Note 14, Variable Interest Entities.

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

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. As a result, the PSCW issued a written order in May 2018 regarding how we should refund the tax savings from the Tax Legislation to our ratepayers in Wisconsin. In addition, in May 2018, the MPSC approved a settlement with our one retail electric customer in Michigan that addresses all base rate impacts of the Tax Legislation. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019. See Note 18, Regulatory Environment, for more information.

06/30/2018 Form 10-Q	37	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2017 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Note 10, Fair Value Measurements, and Note 11, Derivative Instruments, in this report for information concerning our market risk exposures.

06/30/2018 Form 10-Q	38	Wisconsin Electric Power Company

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

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2018 Form 10-Q	39	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 16, Commitments and Contingencies, Note 18, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Presque Isle Power Plant Matter

In March 2018, the EPA issued a Finding of Violation to us regarding alleged violations of mercury emission limits for PIPP Units 5, 6, 8, and 9, as well as failure to conduct mercury tests on our low emitting electric utility generating units once every 12 months. We are cooperating with the EPA, and we do not expect this matter to have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

06/30/2018 Form 10-Q	40	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
12	Statements re Computation of Ratios
	12.1	Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2018 Form 10-Q	41	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 3, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2018 Form 10-Q	42	Wisconsin Electric Power Company