Form 10-Q
period 2019-03-31
WISCONSIN ELECTRIC POWER CO
filed 2019-05-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
March 31, 2019

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

03/31/2019 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
Bostco	Bostco LLC
UMERC	Upper Michigan Energy Resources Corporation
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
GHG	Greenhouse Gas

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017

03/31/2019 Form 10-Q	ii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2018 Annual Report on Form 10-K, and those identified below:

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

•
Increased pressure on WEC Energy Group and us by investors and other stakeholder groups to take more aggressive action to reduce future GHG emissions in order to limit future global temperature increases;

•
The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of fossil fuel, natural gas, purchased power, materials needed to operate environmental controls at our electric generating facilities,

03/31/2019 Form 10-Q	1	Wisconsin Electric Power Company

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

•	Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely, if at all, or within budgets;

•	The timing and outcome of any audits, disputes, and other proceedings related to taxes;

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

03/31/2019 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2019	2018
Operating revenues	$960.8	$941.5

Operating expenses
Cost of sales	357.2	357.0
Other operation and maintenance	258.9	335.6
Depreciation and amortization	96.0	85.3
Property and revenue taxes	25.8	27.2
Total operating expenses	737.9	805.1

Operating income	222.9	136.4

Other income (expense), net	5.5	(4.2)
Interest expense	119.9	29.7
Other expense	(114.4)	(33.9)

Income before income taxes	108.5	102.5
Income tax benefit	(6.5)	(3.6)
Net income	115.0	106.1

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$114.7	$105.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$4.6	$20.2
Accounts receivable and unbilled revenues, net of reserves of $42.4 and $40.9, respectively	481.6	472.3
Accounts receivable from related parties	83.3	112.4
Materials, supplies, and inventories	191.8	241.4
Prepayments	107.6	163.7
Other	4.8	6.3
Current assets	873.7	1,016.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,385.2 and $4,505.5, respectively	9,360.4	9,528.9
Regulatory assets	3,100.6	2,902.2
Other	108.1	90.9
Long-term assets	12,569.1	12,522.0
Total assets	$13,442.8	$13,538.3

Liabilities and Equity
Current liabilities
Short-term debt	$75.5	$134.9
Current portion of long-term debt	250.0	250.0
Current portion of finance and capital lease obligations	52.0	49.9
Accounts payable	181.0	248.9
Accounts payable to related parties	240.5	226.0
Accrued payroll and benefits	37.0	50.4
Other	161.7	116.8
Current liabilities	997.7	1,076.9

Long-term liabilities
Long-term debt	2,460.1	2,459.6
Finance and capital lease obligations	2,813.8	2,807.2
Deferred income taxes	1,292.4	1,298.3
Regulatory liabilities	2,013.8	2,002.3
Pension and OPEB obligations	115.6	118.5
Other	293.3	284.3
Long-term liabilities	8,989.0	8,970.2

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	831.5	831.3
Retained earnings	2,261.3	2,296.6
Common shareholder's equity	3,425.7	3,460.8

Preferred stock	30.4	30.4
Total liabilities and equity	$13,442.8	$13,538.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2019	2018
Operating Activities
Net income	$115.0	$106.1
Reconciliation to cash provided by operating activities
Depreciation and amortization	96.0	85.3
Deferred income taxes and investment tax credits, net	(52.6)	(15.4)
Contributions and payments related to pension and OPEB plans	(1.9)	(2.1)
Change in –
Accounts receivable and unbilled revenues	16.5	(12.5)
Materials, supplies, and inventories	49.6	36.0
Prepaid taxes	55.4	24.2
Other current assets	0.9	6.0
Accounts payable	(54.0)	12.3
Accrued taxes	13.0	10.9
Amounts refundable to customers	15.1	15.7
Other current liabilities	2.8	(1.8)
Other, net	45.4	105.2
Net cash provided by operating activities	301.2	369.9

Investing Activities
Capital expenditures	(102.4)	(141.9)
Payments for assets transferred from affiliates	—	(48.9)
Other, net	1.1	2.2
Net cash used in investing activities	(101.3)	(188.6)

Financing Activities
Change in short-term debt	(59.4)	(150.9)
Payments for finance lease obligations	(5.7)	—
Equity contribution from parent	—	28.0
Payment of dividends to parent	(150.0)	(60.0)
Payment of preferred stock dividends	(0.3)	(0.3)
Other, net	(0.1)	—
Net cash used in financing activities	(215.5)	(183.2)

Net change in cash and cash equivalents	(15.6)	(1.9)
Cash and cash equivalents at beginning of period	20.2	12.3
Cash and cash equivalents at end of period	$4.6	$10.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2018	$332.9	$831.3	$2,296.6	$3,460.8	$30.4	$3,491.2
Net income	—	—	115.0	115.0	—	115.0
Dividends
Common stock	—	—	(150.0)	(150.0)	—	(150.0)
Preferred stock	—	—	(0.3)	(0.3)	—	(0.3)
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2019	$332.9	$831.5	$2,261.3	$3,425.7	$30.4	$3,456.1

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2017	$332.9	$802.7	$2,248.3	$3,383.9	$30.4	$3,414.3
Net income	—	—	106.1	106.1	—	106.1
Dividends
Common stock	—	—	(60.0)	(60.0)	—	(60.0)
Preferred stock	—	—	(0.3)	(0.3)	—	(0.3)
Equity contribution from parent	—	28.0	—	28.0	—	28.0
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2018	$332.9	$830.9	$2,294.1	$3,457.9	$30.4	$3,488.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2019 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019

NOTE 1—GENERAL INFORMATION

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Electric Power Company and its subsidiary, Bostco, which was dissolved in October 2018.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2019 are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—OPERATING REVENUES

For more information about our significant accounting policies related to operating revenues, see Note 1(d), Operating Revenues, in our 2018 Annual Report on Form 10-K.

Disaggregation of Operating Revenues

The following table presents our operating revenues disaggregated by revenue source. We only have revenues associated with our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. For our utility segment, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

	Wisconsin Electric Power Company Consolidated
	Three Months Ended March 31
(in millions)	2019	2018
Electric utility	$778.8	$779.6
Natural gas utility	177.9	160.8
Total revenues from contracts with customers	956.7	940.4
Other operating revenues	4.1	1.1
Total operating revenues	$960.8	$941.5

03/31/2019 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2019	2018
Residential	$302.6	$281.4
Small commercial and industrial	245.1	237.7
Large commercial and industrial	156.0	148.9
Other	5.6	5.4
Total retail revenues	709.3	673.4
Wholesale	28.9	28.5
Resale	31.3	63.7
Steam	10.1	9.7
Other utility revenues *	(0.8)	4.3
Total electric utility operating revenues	$778.8	$779.6

*
Negative amounts are driven by the reduction in revenues related to tax repairs. In accordance with a settlement agreement with the PSCW in May 2018, we flowed through the tax benefits of our repair-related deferred tax liabilities to maintain certain regulatory assets at their December 31, 2017 levels.

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2019	2018
Residential	$125.6	$114.7
Commercial and industrial	60.9	55.6
Total retail revenues	186.5	170.3
Transport	4.2	4.4
Other utility revenues *	(12.8)	(13.9)
Total natural gas utility operating revenues	$177.9	$160.8

*	Includes amounts refunded to customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2019	2018
Late payment charges	$2.7	$2.8
Rental revenues	0.7	0.8
Alternative revenues *	0.7	(2.5)
Total other operating revenues	$4.1	$1.1

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to wholesale true-ups.

03/31/2019 Form 10-Q	8	Wisconsin Electric Power Company

NOTE 3—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	March 31, 2019	December 31, 2018
Regulatory assets
Plant retirements *	$953.2	$754.1
Finance and capital leases	885.1	869.3
Pension and OPEB costs	483.3	490.6
Income tax related items	332.9	317.9
SSR	317.8	316.7
Electric transmission costs	41.4	57.8
We Power generation	36.1	43.0
Asset retirement obligations	30.5	28.7
Other, net	20.3	24.2
Total regulatory assets	$3,100.6	$2,902.3

Balance sheet presentation
Other current assets	$—	$0.1
Regulatory assets	3,100.6	2,902.2
Total regulatory assets	$3,100.6	$2,902.3

*	On March 31, 2019, we retired the PIPP generating units. See Note 4, Property, Plant, and Equipment, for more information on the retirement of the PIPP units.

(in millions)	March 31, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$1,021.1	$1,024.8
Removal costs	757.3	748.1
Mines deferral	129.1	120.8
Pension and OPEB costs	74.8	74.7
Uncollectible expense	15.6	16.4
Energy efficiency programs	14.1	13.5
Other, net	28.8	15.9
Total regulatory liabilities	$2,040.8	$2,014.2

Balance sheet presentation
Other current liabilities	$27.0	$11.9
Regulatory liabilities	2,013.8	2,002.3
Total regulatory liabilities	$2,040.8	$2,014.2

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired the PIPP and the Pleasant Prairie power plant. In addition, a severance liability was recorded in other current liabilities on our balance sheets within the utility segment related to these plant retirements.

(in millions)
Severance liability at December 31, 2018	$12.9
Severance payments	(0.2)
Total severance liability at March 31, 2019	$12.7

03/31/2019 Form 10-Q	9	Wisconsin Electric Power Company

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The carrying value of the PIPP units was $172.1 million at March 31, 2019. This amount included the net book value of $183.1 million, which was classified as a regulatory asset on our balance sheet. In addition, an $11.0 million cost of removal reserve related to the PIPP units remained classified as a regulatory liability at March 31, 2019. We will amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired.

NOTE 5—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its subsidiaries. See Note 8, Common Equity, in our 2018 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2019	December 31, 2018
Commercial paper
Amount outstanding	$75.5	$134.9
Weighted-average interest rate on amounts outstanding	2.64%	2.96%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2019, was $64.4 million with a weighted-average interest rate during the period of 2.80%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2019
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.2
Commercial paper outstanding		75.5
Available capacity under existing agreement		$423.3

NOTE 7—LEASES

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

As required, we adopted Topic 842 effective January 1, 2019. We utilized the following practical expedients, which were available under ASU 2016-02, in our adoption of the new lease guidance.

•	We did not reassess whether any expired or existing contracts were leases or contained leases.

•
We did not reassess the lease classification for any expired or existing leases (that is, all leases that were classified as operating leases in accordance with Topic 840 continue to be classified as operating leases, and all leases that were classified as capital leases in accordance with Topic 840 are classified as finance leases).

•	We did not reassess the accounting for initial direct costs for any existing leases.

03/31/2019 Form 10-Q	10	Wisconsin Electric Power Company

We did not elect the practical expedient allowing entities to account for the nonlease components in lease contracts as part of the single lease component to which they were related. Instead, in accordance with Accounting Standards Codification 842-10-15-31, our policy is to account for each lease component separately from the nonlease components of the contract.

We did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of our right of use assets. No impairment losses were included in the measurement of our right of use assets upon our adoption of Topic 842.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that were already in existence or had expired at the time of the entity's adoption of Topic 842. Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. We elected this practical expedient, resulting in none of our land easements being treated as leases upon our adoption of Topic 842.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if required. We used the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented. We did not require a cumulative-effect adjustment upon adoption of Topic 842.

Both the right of use assets and related lease liabilities related to our operating leases that were recorded upon adoption of Topic 842 were $13.0 million. Regarding our finance leases, while the adoption of Topic 842 changed the classification of expense related to these leases on a prospective basis, it had no impact on the total amount of lease expense recorded, and did not impact the finance lease assets and related liability amounts recorded on our balance sheets.

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities associated with the following operating leases.

•	Land we are leasing related to our Rothschild biomass plant through June 2051.

•	Rail cars we are leasing to transport coal to various generating facilities through February 2021.

•	Various office space leases.

The operating leases generally require us to pay property taxes, insurance premiums, and operating and maintenance costs associated with the leased property. Many of our leases contain options to renew past the initial term, as set forth in the lease agreement.

Obligations Under Finance Leases

We are the obligor under a power purchase contract with an unaffiliated third party and we lease power plants from We Power. Under finance lease accounting, we have recorded the leased plants and corresponding obligations as right of use assets and lease liabilities on our balance sheets. We treat these agreements as operating leases for rate-making purposes.

Prior to our adoption of Topic 842 on January 1, 2019, we accounted for these finance leases under Topic 980-840, Regulated Operations – Leases, as follows:

•	We recorded our minimum lease payments under the power purchase contract as purchased power expense on our income statement.

•	We recorded our minimum lease payments under our leases with We Power as rent expense in other operation and maintenance in our income statements.

•
We recorded the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under finance lease accounting rules as a deferred regulatory asset on our balance sheets.

03/31/2019 Form 10-Q	11	Wisconsin Electric Power Company

In conjunction with our adoption of Topic 842, while the timing of expense recognition related to our finance leases did not change, the classification of the lease expense changed as follows:

•
Effective January 1, 2019, the minimum lease payments under the power purchase contract were no longer classified within purchased power expense, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 980-842, Regulated Operations – Leases.

•
Similarly, the lease payments related to our leases with We Power were no longer classified as rent expense within other operation and maintenance in our income statements, but were also divided between amortization expense and interest expense in accordance with Topic 980-842.

•
In order to ensure the timing of lease expense did not change for these finance leases upon adoption of Topic 842, and still resembled the expense recognition pattern of an operating lease, the amortization of the right of use assets was modified from what would typically be recorded for a finance lease under Topic 842.

•
We continue to record the difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a deferred regulatory asset on our balance sheets.

Power Purchase Commitment

In 1997, we entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, includes zero minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years, purchase the generating facility at fair market value, or allow the contract to expire. We originally recorded this leased facility and corresponding obligation on our balance sheets at the estimated fair value of the plant's electric generating facilities.

As previously discussed, we treat the long-term power purchase contract as an operating lease for rate-making purposes. We record the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under finance lease accounting rules as a deferred regulatory asset on our balance sheets. Minimum lease payments are a function of the 236 MWs of firm capacity we receive from the plant and the fixed monthly capacity rate published in the lease. Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to $78.5 million in 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the finance lease was $22.1 million at March 31, 2019, and will decrease to zero over the remaining life of the contract.

Port Washington Generating Station

We are leasing PWGS 1 and PWGS 2, two 545 MW natural gas-fired generation units, which were placed in service in July 2005 and May 2008, respectively, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the original 25-year term of the leases. The lease payments are expected to be recovered through our rates, as supported by Wisconsin's 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $129.3 million in the year 2021 for PWGS 1 and to approximately $126.0 million in the year 2023 for PWGS 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the finance leases for the units was $631.5 million as of March 31, 2019, and will decrease to zero over the remaining lives of the contracts.

The only variability associated with the PWGS lease payments relates to the potential for future changes in We Power's tax or interest rates, as the positive or negative impact of these changes are generally passed along to us, and subsequently to our customers. Because variability in the lease payments is dependent upon a rate (interest rate or tax rate), the lease payments are considered unavoidable under Topic 842, and are included in the measurement of the right of use asset and lease liability, consistent with how they were treated under Topic 840.

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

03/31/2019 Form 10-Q	12	Wisconsin Electric Power Company

Elm Road Generating Station

We are leasing ER 1, ER 2, and the common facilities, which are also utilized by our OC 5 through OC 8 generating units, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the 30-year term of the leases. ER 1 and ER 2 were placed in service in February 2010 and January 2011, respectively. The lease payments are expected to be recovered through our rates, as supported by Wisconsin's 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $524.1 million in the year 2028 for ER 1 and to approximately $430.6 million in the year 2029 for ER 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the finance leases was $2,212.2 million as of March 31, 2019, and will decrease to zero over the remaining lives of the contracts.

The only variability associated with the ER lease payments relates to the potential for future changes in We Power's tax or interest rates, as the positive or negative impact of these changes are generally passed along to us, and subsequently to our customers. Because variability in the lease payments is dependent upon a rate (interest rate or tax rate), the lease payments are considered unavoidable under Topic 842, and are included in the measurement of the right of use asset and lease liability, consistent with how they were treated under Topic 840.

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

Amounts Recognized in the Financial Statements

The components of lease expense and supplemental cash flow information related to our leases for the quarters ended March 31 are as follows:

(in millions)	2019	2018
Long-term power purchase commitment	$2.0	$1.9
We Power leases	91.8	91.8
Total finance/capital lease expense (1)	$93.8	$93.7

Operating lease expense (2)	0.7	0.7
Total lease expense	$94.5	$94.4

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance/capital leases (3)	$89.8	$94.2
Operating cash flows from operating leases	$0.7	$0.7
Financing cash flows from finance leases (3)	$5.7	$—

Non-cash activity - right of use assets obtained in exchange for operating lease liabilities	$13.0

Weighted-average remaining lease term – finance leases	19.3 years
Weighted-average remaining lease term – operating leases	22.4 years

Weighted-average discount rate – finance leases (4)	13.9%
Weighted average discount rate – operating leases (4)	4.6%

(1)
For the quarter ended March 31, 2019, total finance lease expense included amortization of right of use assets in the amount of $5.7 million (included in depreciation and amortization expense) and interest on lease liabilities of $88.1 million (included in interest expense). For the quarter ended March 31, 2018, total finance lease cost related to the long-term power purchase agreement was included in cost of sales and total finance lease cost related to the PWGS and ERGS units was included in other operation and maintenance.

(2)	Operating lease expense was included as a component of operation and maintenance for the quarters ended March 31, 2019 and 2018.

03/31/2019 Form 10-Q	13	Wisconsin Electric Power Company

(3)	Prior to our adoption of Topic 842 on January 1, 2019, all cash flows related to finance leases were recorded as a component of operating cash flows.

(4)
Because our operating leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments for our operating leases. For our financing leases, the rate implicit in each lease was readily determinable.

The following table summarizes our finance lease right of use assets, which were included in property, plant and equipment on our balance sheets:

(in millions)	March 31, 2019	December 31, 2018
Long-term power purchase commitment
Under finance/capital lease	$140.3	$140.3
Accumulated amortization	(122.3)	(120.9)
Total long-term power purchase commitment	$18.0	$19.4

PWGS
Under finance/capital lease	$739.2	$736.9
Accumulated amortization	(343.9)	(335.9)
Total PWGS	$395.3	$401.0

ERGS
Under finance/capital lease	$2,184.5	$2,166.3
Accumulated amortization	(617.2)	(598.8)
Total ERGS	$1,567.3	$1,567.5

Total finance lease right of use assets/capital lease assets	$1,980.6	$1,987.9

Right of use assets related to operating leases were $12.5 million at March 31, 2019, and were included in other long-term assets on our balance sheets.

Future minimum lease payments under our finance and operating leases and the present value of our net minimum lease payments as of March 31, 2019 were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment	PWGS	ERGS	Total Finance Leases
Nine months ended December 31, 2019	$2.0	$6.2	$73.5	$219.8	$299.5
2020	2.7	8.8	98.0	293.1	399.9
2021	0.7	9.4	98.0	293.1	400.5
2022	0.6	4.2	98.0	292.9	395.1
2023	0.5	—	98.0	292.8	390.8
2024	0.5	—	97.9	292.7	390.6
Thereafter	13.5	—	677.8	4,538.5	5,216.3
Total minimum lease payments	20.5	28.6	1,241.2	6,222.9	7,492.7
Less: Interest	(8.0)	(6.5)	(609.7)	(4,010.7)	(4,626.9)
Present value of minimum lease payments	12.5	22.1	631.5	2,212.2	2,865.8
Less: Short-term lease liabilities	(2.2)	(5.2)	(23.1)	(23.7)	(52.0)
Long-term lease liabilities	$10.3	$16.9	$608.4	$2,188.5	$2,813.8

Short-term and long-term lease liabilities related to operating leases were included in other current liabilities and other long-term liabilities on the balance sheets, respectively.

Significant Judgments and Other Information

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our wind farms. We have not classified our easements as leases because we view the entire parcel of land specified in our easement

03/31/2019 Form 10-Q	14	Wisconsin Electric Power Company

agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

As of May 3, 2019, we have not entered into any material operating leases that have not yet commenced.

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2019	December 31, 2018
Materials and supplies	$143.7	$146.1
Fossil fuel	41.2	58.7
Natural gas in storage	6.9	36.6
Total	$191.8	$241.4

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$22.7	21.0%	$21.5	21.0%
State income taxes net of federal tax benefit	7.1	6.6%	6.7	6.5%
Tax repairs	(29.6)	(27.3)%	(25.5)	(24.9)%
Federal excess deferred tax amortization	(6.2)	(5.7)%	(5.4)	(5.2)%
Wind production tax credits	(2.8)	(2.6)%	(3.2)	(3.1)%
Other	2.3	2.0%	2.3	2.2%
Total income tax benefit	$(6.5)	(6.0)%	$(3.6)	(3.5)%

The effective tax rates of (6.0)% and (3.5)% for the first quarter of 2019 and 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the Wisconsin rate settlement, the impact of the Tax Legislation, and wind production tax credits, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 18, Regulatory Environment, for more information about the Wisconsin rate settlement.

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

03/31/2019 Form 10-Q	15	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.3	$—	$—	$1.3
FTRs	—	—	2.0	2.0
Coal contracts	—	0.5	—	0.5
Total derivative assets	$1.3	$0.5	$2.0	$3.8

Derivative liabilities
Coal contracts	$—	$0.1	$—	$0.1

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.7	$—	$—	$0.7
FTRs	—	—	4.4	4.4
Total derivative assets	$0.7	$—	$4.4	$5.1

Derivative liabilities
Natural gas contracts	$1.2	$—	$—	$1.2
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$1.2	$0.1	$—	$1.3

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

03/31/2019 Form 10-Q	16	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2019	2018
Balance at the beginning of the period	$4.4	$2.4
Settlements	(2.4)	(1.6)
Balance at the end of the period	$2.0	$0.8

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$28.3	$30.4	$28.3
Long-term debt, including current portion	2,710.1	2,981.2	2,709.6	2,881.6

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

The following table shows our derivative assets and derivative liabilities, none of which are designated as hedging instruments.

	March 31, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$1.1	$—	$0.7	$1.2
FTRs	2.0	—	4.4	—
Coal contracts	0.5	0.1	—	0.1
Total other current *	$3.6	$0.1	$5.1	$1.3

Other long-term *
Natural gas contracts	$0.2	$—	$—	$—
Total	$3.8	$0.1	$5.1	$1.3

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

03/31/2019 Form 10-Q	17	Wisconsin Electric Power Company

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	18.1 Dth	$(1.4)	11.7 Dth	$(1.8)
Petroleum products contracts	— gallons	—	1.4 gallons	0.4
FTRs	5.5 MWh	1.6	5.8 MWh	0.8
Total		$0.2		$(0.6)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At both March 31, 2019 and December 31, 2018, we had posted cash collateral of $1.1 million in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.8	$0.1	$5.1	$1.3
Gross amount not offset on the balance sheet	—	—	(0.6)	(1.3)	*
Net amount	$3.8	$0.1	$4.5	$—

*	Includes cash collateral posted of $0.7 million.

NOTE 12—GUARANTEES

As of March 31, 2019, we had $26.2 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended March 31
(in millions)	2019	2018
Service cost	$3.8	$3.3
Interest cost	11.5	10.6
Expected return on plan assets	(18.2)	(19.0)
Amortization of prior service cost	0.1	0.2
Amortization of net actuarial loss	7.2	9.4
Net periodic benefit cost	$4.4	$4.5

	OPEB Costs
	Three Months Ended March 31
(in millions)	2019	2018
Service cost	$1.2	$1.8
Interest cost	2.4	2.8
Expected return on plan assets	(3.5)	(3.9)
Amortization of prior service credit	(0.5)	(0.6)
Amortization of net actuarial gain	(0.4)	—
Net periodic benefit (credit) cost	$(0.8)	$0.1

03/31/2019 Form 10-Q	18	Wisconsin Electric Power Company

During the three months ended March 31, 2019, we made contributions and payments of $1.7 million related to our pension plans and $0.2 million related to our OPEB plans. We expect to make contributions and payments of $2.1 million related to our pension plans and $3.5 million related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2019, we reported two segments, which are described below.

Our utility segment includes both our electric and natural gas utility operations. Our electric utility operations are engaged in the generation, distribution, and sale of electricity to customers in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, and northern Wisconsin. Prior to April 1, 2019, we also provided electric service to an iron ore mine in the Upper Peninsula of Michigan. This customer was transferred to UMERC on April 1, 2019 as UMERC's new generation in the Upper Peninsula of Michigan is now operational. In addition, our electric utility operations include our steam operations, which produce, distribute, and sell steam to customers in metropolitan Milwaukee. Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in our three service areas within southeastern, east central, and northern Wisconsin.

Prior to October 2018, our other segment included Bostco, our non-utility subsidiary that was originally formed to develop and invest in real estate. In March 2017, we sold substantially all of the remaining assets of Bostco, and, in October 2018, Bostco was dissolved. No significant items were reported in the other segment during the three months ended March 31, 2019 and 2018.

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

Power Purchase Agreement

We have a power purchase agreement that represents a variable interest. This agreement is for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a finance lease. The agreement includes no minimum energy requirements over the remaining term of approximately three years. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the power purchase agreement.

We have $28.6 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

03/31/2019 Form 10-Q	19	Wisconsin Electric Power Company

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2019, were $10,016.7 million.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service area were designated as partial nonattainment: Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. The state of Wisconsin will need to develop a state implementation plan to bring these areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Mercury and Air Toxics Standards

In December 2018, the EPA proposed to revise the Supplemental Cost Finding for the mercury and air toxics standards (MATS) rule as well as the CAA required risk and technology review (RTR). The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the proposed rule, the emission standards and other requirements of the MATS rule first enacted in 2012 would remain in place. The EPA is not proposing to remove coal-and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also proposes that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the proposed rule to have a material impact on our financial condition or operations.

Climate Change

In August 2018, the EPA issued a proposed replacement rule for the Clean Power Plan, the Affordable Clean Energy (ACE) rule. The proposed ACE rule would require the EPA to develop emission guidelines for states to use to develop their individual state plans. The state plans would focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the best system of emission reduction (BSER) for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage.

In April 2019, WEC Energy Group issued a climate report, which analyzes its GHG reduction goals with respect to international efforts to limit future global temperature increases to less than two degrees Celsius. WEC Energy Group will continue to update this analysis as climate-change policies and relevant technologies evolve over time with a focus on preserving fuel diversity, lowering costs for customers, and reducing long-term GHG emissions.

03/31/2019 Form 10-Q	20	Wisconsin Electric Power Company

WEC Energy Group's plan, which includes us, is to work with its industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. As a result of WEC Energy Group's generation reshaping plan, we have retired approximately 1,500 MW of coal generation since the beginning of 2018, consisting of the PIPP, which we retired on March 31, 2019, and the Pleasant Prairie power plant, which was retired in April 2018. See Note 4, Property, Plant, and Equipment, for more information on the retirement of the PIPP.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2018, we reported CO2 equivalent emissions of 20.0 million metric tonnes to the EPA.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. For 2018, we reported CO2 equivalent emissions of 4.1 million metric tonnes to the EPA.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts. The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities.

The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our operating facilities satisfy the BTA requirements.

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

We also have provided information to the WDNR and the MDEQ about planned unit retirements. Following discussions with the MDEQ, in January 2019, we submitted a signed certification stating that the PIPP would be retired no later than June 1, 2019. The PIPP was retired on March 31, 2019.

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

This rule is being litigated and various petitions challenging it were consolidated in the United States Court of Appeals for the Fifth Circuit (Fifth Circuit). In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD wastewater requirements. The latest ELG rule compliance date remains December 31, 2023 for any new wastewater treatment requirements contained in power plant discharge permits.

As a result of past capital investments completed to address ELG compliance, we believe our fleet overall is well positioned to meet the regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use. Due to completed generating unit retirements, we believe the only facilities that will require bottom ash system modifications are Oak Creek Units 7 and 8. One

03/31/2019 Form 10-Q	21	Wisconsin Electric Power Company

wastewater treatment system modification may be required for the wet FGD discharges from the six units that make up the OCPP and ERGS. Based on preliminary engineering, the estimated rule compliance cost is approximately $50 million.

The Fifth Circuit issued a ruling in April 2019, striking down several portions of the ELG rule. The Fifth Circuit held that the legacy wastewater and combustion residual leachate provisions in the rule failed to meet the requirements of the Clean Water Act and the Administrative Procedure Act.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2019	December 31, 2018
Regulatory assets	$24.0	$24.2
Reserves for future remediation *	13.2	13.2

*	Recorded within other long-term liabilities on our balance sheets.

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized *	$(94.9)	$(4.7)
Significant non-cash transactions:
Accounts payable related to construction costs	14.7	7.3

*
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). This ASU required us to prospectively change the classification of our finance lease payments on the income statement. As a result, during the first quarter of 2019, we classified the interest component of our finance lease payments as cash paid for interest since it was included in interest expense on the income statement. However, prior to our adoption of Topic 842, the interest component was not considered cash paid for interest since it was not included in interest expense on the income statement. See Note 7, Leases, for more information on Topic 842 and our finance leases.

NOTE 18—REGULATORY ENVIRONMENT

2020 and 2021 Rates

In March 2019, we filed an application with the PSCW to increase our retail electric, natural gas, and steam rates, effective January 1, 2020. Our proposal is targeting an effective electric rate increase of approximately $83 million (2.9%) in 2020 and an additional

03/31/2019 Form 10-Q	22	Wisconsin Electric Power Company

increase of $83 million (2.9%) in 2021. For our natural gas and steam customers, our proposal is targeting effective rate increases of approximately $15 million (3.9%) and $1 million (4.5%), respectively, in 2020, with no additional increases in 2021. Our proposal reflects a ROE of 10.35% and a common equity component average of 52.0% on a financial basis. We also proposed to continue having an earnings sharing mechanism through 2021.

Our proposed increase in electric rates was driven by higher transmission charges, recovery of SSR revenues that were assumed in our 2015 rate order but were not received, and an increase in costs associated with a purchased power agreement previously approved by the PSCW. Our proposed electric rates reflect our request to partially offset these increases with approximately $111 million of previously deferred tax benefits from the Tax Legislation. Our proposal also includes our request for approval to continue collecting the carrying value of the Pleasant Prairie power plant and the PIPP using the current approved composite depreciation rates, in addition to a return on the remaining carrying value of the plants.

The proposed increase at our natural gas utility was driven by continued investment in our natural gas distribution system.

A final order is expected from the PSCW by the end of 2019, with rates effective January 1, 2020.

2018 and 2019 Rates

During April 2017, we, along with WG and Wisconsin Public Service Corporation, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which freezes base rates through 2019 for our electric, natural gas, and steam customers. Based on the PSCW order, our authorized ROE remains at 10.2%, and our current capital cost structure will remain unchanged through 2019.

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

03/31/2019 Form 10-Q	23	Wisconsin Electric Power Company

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. We are currently evaluating the transition methods and the impact the adoption of this standard may have on our financial statements.

03/31/2019 Form 10-Q	24	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2018 Annual Report on Form 10-K.

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030 and by approximately 80% below 2005 levels by 2050. WEC Energy Group has retired approximately 1,800 MW of coal generation since the beginning of 2018 across its electric utilities, and expects to add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. We retired our 1,190 MW Pleasant Prairie power plant in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately. It may take several years to finalize long-term plans for the site. We retired the Presque Isle power plant (PIPP) in March 2019. See Note 4, Property, Plant, and Equipment, for information related to the PIPP retirement.

As part of its commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in utility scale solar of up to 350 MW within its Wisconsin segment, which includes us. In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar to our portfolio, allowing commercial and industrial customers to site utility owned solar arrays on their property. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals. As the cost of renewable energy generation continues to decline, these pilots have become cost effective opportunities for us and our customers to participate in renewable energy.

Reliability

We have made significant reliability-related investments in recent years, and plan to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies being recognized in 2018 by PA Consulting Group, an independent consulting firm, as the most reliable utility in the Midwest for the eighth year in a row.

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

03/31/2019 Form 10-Q	25	Wisconsin Electric Power Company

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

03/31/2019 Form 10-Q	26	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2019 with the first quarter of 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Operating revenues	$960.8	$941.5	$19.3	$(5.0)	$—	$24.3
Cost of sales	357.2	357.0	(0.2)	—	2.0	(2.2)
Other operation and maintenance	258.9	335.6	76.7	(0.6)	91.8	(14.5)
Depreciation and amortization	96.0	85.3	(10.7)	—	(5.7)	(5.0)
Property and revenue taxes	25.8	27.2	1.4	—	—	1.4
Operating income	222.9	136.4	86.5	(5.6)	88.1	4.0
Other income (expense), net	5.5	(4.2)	9.7	—	—	9.7
Interest expense	119.9	29.7	(90.2)	—	(88.1)	(2.1)
Income before income taxes	108.5	102.5	6.0	(5.6)	—	11.6
Income tax benefit	(6.5)	(3.6)	2.9	5.6	—	(2.7)
Preferred stock dividend requirements	0.3	0.3	—	—	—	—
Net income attributed to common shareholder	$114.7	$105.8	$8.9	$—	$—	$8.9

Our consolidated earnings increased $8.9 million during the first quarter of 2019, compared with the same quarter in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholder, but did significantly impact our operating income. See Note 18, Regulatory Environment, for more information on the flow through of tax repairs and Note 7, Leases, for more information on the adoption of Topic 842. See below for additional information on the $8.9 million increase in consolidated earnings.

Non-GAAP Financial Measures

The discussions below address the operating income contribution of each of our segments and include financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margin (electric revenues less fuel and purchased power costs) and natural gas margin (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

We believe that electric and natural gas margins provide a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses electric and natural gas margins internally when assessing the operating performance of our segments as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended March 31, 2019 and 2018 was $222.9 million and $136.4 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

03/31/2019 Form 10-Q	27	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Electric revenues	$782.5	$780.3	$2.2
Fuel and purchased power	239.3	252.1	12.8
Total electric margins	543.2	528.2	15.0

Natural gas revenues	178.3	161.2	17.1
Cost of natural gas sold	117.9	104.9	(13.0)
Total natural gas margins	60.4	56.3	4.1

Total electric and natural gas margins	603.6	584.5	19.1

Other operation and maintenance	258.9	335.6	76.7
Depreciation and amortization	96.0	85.3	(10.7)
Property and revenue taxes	25.8	27.2	1.4
Operating income	$222.9	$136.4	$86.5

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$101.0	$102.0	$1.0
We Power (1)	35.9	127.2	91.3
Transmission (2)	66.7	66.1	(0.6)
Transmission expense related to the flow through of tax repairs (3)	15.3	14.7	(0.6)
Transmission expense related to Tax Legislation (4)	15.2	—	(15.2)
Regulatory amortizations and other pass through expenses (5)	24.8	25.6	0.8
Total other operation and maintenance	$258.9	$335.6	$76.7

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs we incurred. For the first quarter of 2018, the amount also included the lease payments that were billed from We Power to us and then recovered in our rates. We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the first quarter of 2019, the $91.8 million of lease expense related to the We Power leases was no longer classified within operation and maintenance, but was instead recorded as $4.6 million and $87.2 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842.

During the first quarter of 2019, $30.8 million of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the first quarter of 2018, $110.5 million of both lease and operating and maintenance costs were billed to or incurred by us, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for our American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2019 and 2018, $80.8 million and $56.3 million, respectively, of costs were billed to us by transmission providers.

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

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

03/31/2019 Form 10-Q	28	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	1,989.5	1,911.9	77.6
Small commercial and industrial	2,163.3	2,181.6	(18.3)
Large commercial and industrial	2,019.8	2,025.8	(6.0)
Other	36.4	37.6	(1.2)
Total retail	6,209.0	6,156.9	52.1
Wholesale	446.6	425.9	20.7
Resale	1,094.3	2,191.4	(1,097.1)
Total sales in MWh	7,749.9	8,774.2	(1,024.3)

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	196.7	177.4	19.3
Commercial and industrial	104.6	96.1	8.5
Total retail	301.3	273.5	27.8
Transport	101.7	95.1	6.6
Total sales in therms	403.0	368.6	34.4

	Three Months Ended March 31
	Degree Days
Weather *	2019	2018	B(W)
Heating (3,271 normal)	3,483	3,225	8.0%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $15.0 million during the first quarter of 2019, compared with the same quarter in 2018. The significant factors impacting the higher electric utility margins were:

•
A $15.2 million increase in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. We received the PSCW order in May 2018, which required us to use 80% of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. Prior to receiving the order, we recorded all of the expected benefits related to the Tax Legislation as if they would be returned to customers through bill credits. This increase in margins was offset by a corresponding increase in transmission expense, resulting in no impact on net income.

•
A $7.4 million increase related to higher retail sales volumes during the first quarter of 2019, primarily driven by favorable weather and higher use per residential customer. As measured by heating degree days, the first quarter of 2019 was 8.0% colder than the same quarter in 2018.

These increases in margins were partially offset by:

•
A $5.9 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

03/31/2019 Form 10-Q	29	Wisconsin Electric Power Company

•
A $5.0 million decrease in margins associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels.

Natural Gas Utility Margins

Natural gas utility margins increased $4.1 million during the first quarter of 2019, compared with the same quarter in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather, customer growth, and higher use per retail customer.

Operating Income

Operating income at the utility segment increased $86.5 million during the first quarter of 2019, compared with the same quarter in 2018. This increase was driven by $67.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $19.1 million of higher margins discussed above.

The significant factors impacting the decrease in operating expenses during the first quarter of 2019, compared with the same quarter in 2018, were:

•
A $91.8 million decrease in other operation and maintenance resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required us to change the income statement classification of our lease payments related to the We Power leases. For the first quarter of 2019, the lease expense related to the We Power leases was no longer classified within other operation and maintenance, but was instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
An $11.4 million decrease in expenses across all of our plants, in part due to the retirement of the Pleasant Prairie power plant in April 2018 and the winding down of operations in anticipation of the retirement of the PIPP, which occurred on March 31, 2019. This resulted in lower maintenance and labor costs during the first quarter of 2019. See Note 4, Property, Plant, and Equipment, for more information on the retirement of the PIPP.

These decreases in operating expenses were partially offset by:

•
A $15.2 million increase in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the other operation and maintenance table above. This increase in transmission expense was offset by a corresponding increase in margins, as previously discussed.

•	A $12.0 million increase in benefit costs, primarily related to deferred compensation.

•
A $10.7 million increase in depreciation and amortization driven by an increase in capital expenditures as we continue to execute on our capital plan, as well as additional expense recognized related to the adoption of Topic 842, as discussed above.

Consolidated Other Income (Expense), Net

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Allowance for funds used during construction – Equity	$0.6	$1.0	$(0.4)
Non-service components of net periodic benefit costs	1.7	1.7	—
Other, net	3.2	(6.9)	10.1
Other income (expense), net	$5.5	$(4.2)	$9.7

Other income (expense), net increased $9.7 million during the first quarter of 2019, compared with the same quarter in 2018. The increase was primarily driven by the timing of the recognition of returns related to certain regulatory assets during the first quarter of 2018.

03/31/2019 Form 10-Q	30	Wisconsin Electric Power Company

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2019	2018	B (W)
Interest expense	$119.9	$29.7	$(90.2)

Interest expense increased $90.2 million during the first quarter of 2019, compared with the same quarter in 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842). Effective January 1, 2019, minimum lease payments billed from We Power to us were no longer classified within operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842. As a result of the adoption, for the three months ended March 31, 2019, $88.1 million of minimum lease payments were recorded as interest on finance lease liabilities. See Note 7, Leases, for more information.

Consolidated Income Tax Benefit

	Three Months Ended March 31
	2019	2018	B (W)
Effective tax rate	(6.0)%	(3.5)%	2.5%

Our effective tax rate was (6.0)% for the first quarter of 2019, compared to (3.5)% for the first quarter of 2018. This decrease was primarily due to a 2.4% quarter-over-quarter increase in the effective tax rate benefit from the flow through of tax repairs in connection with the Wisconsin rate settlement. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

We expect our 2019 annual effective tax rate to be between (17)% and (16)%, which includes an estimated 38.5% effective tax rate benefit due to the flow through of tax repairs in connection with the Wisconsin rate settlement. Excluding the impact of the tax repairs, the expected 2019 range would be between 21.5% and 22.5%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$301.2	$369.9	$(68.7)
Investing activities	(101.3)	(188.6)	87.3
Financing activities	(215.5)	(183.2)	(32.3)

Operating Activities

Net cash provided by operating activities decreased $68.7 million during the first quarter of 2019, compared with the same quarter in 2018. Our adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019 did not have a significant impact on our cash flows from operating activities as the $90.2 million increase in cash paid for interest was primarily offset by a corresponding decrease in cash paid for other operation and maintenance. As a result, this classification change is not reflected in our discussion below. See Note 7, Leases, for more information. The $68.7 million decrease in net cash provided by operating activities was driven by:

•
A $61.3 million decrease in cash from higher payments for other operation and maintenance expenses. During the first quarter of 2019, our payments related to transmission and benefit costs increased. These higher payments were partially offset by lower payments for plant maintenance and labor costs, due in part to the retirement of the Pleasant Prairie power plant in April 2018 and the winding down of operations in anticipation of the March 31, 2019 retirement of the PIPP.

•
A $32.4 million decrease in cash primarily related to the impact of the Tax Legislation, which resulted in lower overall collections from customers during the first quarter of 2019, compared with the same quarter in 2018.

03/31/2019 Form 10-Q	31	Wisconsin Electric Power Company

These decreases in net cash provided by operating activities were partially offset by a $42.5 million increase in cash, driven by the timing of payments for natural gas, which were lower in the first quarter of 2019, compared with the same quarter in 2018. This increase in cash was also driven by higher amounts of inventory consumed during the first quarter of 2019, compared with the same quarter in 2018, to meet the requirements of our customers during the colder winter weather.

Investing Activities

Net cash used in investing activities decreased $87.3 million during the first quarter of 2019, compared with the same quarter in 2018, driven by:

•
A payment of $48.9 million to WEC Business Services LLC during the first quarter of 2018 for its transfer of an enterprise resource planning system and other software to us. There were no similar transfers during the first quarter in 2019.

•	A $39.5 million decrease in cash paid for capital expenditures during the first quarter of 2019, compared with the same quarter in 2018, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2019	2018	Change in 2019 Over 2018
Capital expenditures	$102.4	$141.9	$(39.5)

The decrease in cash paid for capital expenditures during the first quarter of 2019, compared with the same quarter in 2018, was primarily driven by upgrades to our electric distribution system, projects at the OCPP, and the implementation of an enterprise resource planning system and various other software projects during the first quarter of 2018. These decreases in cash paid for capital expenditures were partially offset by increased capital expenditures during the first quarter of 2019 for an information technology project created to improve our billing, call center, and credit collection functions.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $32.3 million during the first quarter of 2019, compared with the same quarter in 2018, driven by:

•	A $90.0 million decrease in cash due to higher dividends paid to our parent during the first quarter of 2019, compared with the same quarter in 2018, to balance our capital structure.

•
A $28.0 million decrease in cash related to an equity contribution received from our parent during the first quarter of 2018 to balance our capital structure. We received no equity contributions during the first quarter of 2019.

•
A $5.7 million decrease in cash related to a change in the cash flow classification of our principal payments for finance lease obligations due to our adoption of Topic 842. Under Topic 842, our principal payments for finance lease obligations were no longer classified as cash flows from operating activities during the first quarter of 2019 but were instead classified as cash flows from financing activities. See Note 7, Leases, for more information on Topic 842 and our finance lease obligations.

These decreases in cash were partially offset by a $91.5 million increase in cash due to lower net repayments of commercial paper during the first quarter of 2019, compared with the same quarter in 2018.

Significant Financing Activities

For more information on our financing activities, see Note 6, Short-Term Debt and Lines of Credit.

03/31/2019 Form 10-Q	32	Wisconsin Electric Power Company

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

Working Capital

As of March 31, 2019, our current liabilities exceeded our current assets by $124.0 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

03/31/2019 Form 10-Q	33	Wisconsin Electric Power Company

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

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 6, Short-Term Debt and Lines of Credit, Note 12, Guarantees, and Note 15, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the first quarter of 2019.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2018 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2018 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

03/31/2019 Form 10-Q	34	Wisconsin Electric Power Company

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by the PSCW. Recovery of the deferred costs in future rates is subject to the review and approval by the PSCW. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs is not approved by the PSCW, the costs would be charged to income in the current period. The PSCW can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

Due to the Tax Legislation signed into law in December 2017, we remeasured our deferred taxes and recorded a tax benefit of $1,102 million. We have been returning the amortization of this tax benefit to ratepayers through bill credits and reductions to other regulatory assets, which we expect to continue.

See Note 18, Regulatory Environment, for more information regarding our recent and pending rate proceedings and orders, including the rate proposal we filed with the PSCW in March 2019.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin. In addition, the Michigan Public Service Commission approved a settlement with the iron ore mine located in the Upper Peninsula of Michigan we provided retail electric service to prior to April 1, 2019, that addressed all base rate impacts of the Tax Legislation. We expect that the various remaining impacts of the Tax Legislation on our Wisconsin operations will be addressed in our pending rate case we filed with the PSCW in March 2019. See Note 18, Regulatory Environment, for more information on our pending rate case. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019.

03/31/2019 Form 10-Q	35	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2018 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Note 10, Fair Value Measurements, Note 11, Derivative Instruments, and Note 12, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2019 Form 10-Q	36	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2018 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us.

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

Presque Isle Power Plant Matter

In March 2018, the EPA issued a Finding of Violation to us regarding alleged violations of mercury emission limits for the PIPP Units 5, 6, 8, and 9, as well as failure to conduct mercury tests on our low-emitting electric generating units once every 12 months. The EPA has advised us that it is not pursuing this matter any further.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our 2018 Annual Report on Form 10-K. See Item 1A. Risk Factors in Part I of our Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2019 Form 10-Q	37	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 3, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2019 Form 10-Q	38	Wisconsin Electric Power Company