Form 10-Q
period 2019-09-30
WISCONSIN ELECTRIC POWER CO
filed 2019-11-07
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
September 30, 2019

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

09/30/2019 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bostco	Bostco LLC
UMERC	Upper Michigan Energy Resources Corporation
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EGLE	Michigan Department of Environment, Great Lakes, and Energy (previously Michigan Department of Environmental Quality)
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
RTR	Risk and Technology Review

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Farm II
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2

09/30/2019 Form 10-Q	ii	Wisconsin Electric Power Company

Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company

09/30/2019 Form 10-Q	iii	Wisconsin Electric Power Company

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

09/30/2019 Form 10-Q	1	Wisconsin Electric Power Company

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

09/30/2019 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2019	2018	2019	2018
Operating revenues	$884.1	$924.0	$2,636.6	$2,721.7

Operating expenses
Cost of sales	300.6	316.5	911.3	944.4
Other operation and maintenance	260.1	384.7	753.3	1,086.9
Depreciation and amortization	96.2	87.4	287.4	259.6
Property and revenue taxes	26.1	27.6	78.0	82.1
Total operating expenses	683.0	816.2	2,030.0	2,373.0

Operating income	201.1	107.8	606.6	348.7

Other income, net	5.8	5.1	17.2	16.2
Interest expense	119.3	29.9	358.8	88.8
Other expense	(113.5)	(24.8)	(341.6)	(72.6)

Income before income taxes	87.6	83.0	265.0	276.1
Income tax benefit	(13.3)	(20.5)	(36.1)	(26.6)
Net income	100.9	103.5	301.1	302.7

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$100.6	$103.2	$300.2	$301.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$5.7	$20.2
Accounts receivable and unbilled revenues, net of reserves of $39.5 and $40.9, respectively	401.8	472.3
Accounts receivable from related parties	55.5	112.4
Materials, supplies, and inventories	237.0	241.4
Prepaid taxes	85.4	138.4
Other	26.6	31.6
Current assets	812.0	1,016.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,521.3 and $4,505.5, respectively	9,443.7	9,528.9
Regulatory assets	3,134.2	2,902.2
Other	104.8	90.9
Long-term assets	12,682.7	12,522.0
Total assets	$13,494.7	$13,538.3

Liabilities and Equity
Current liabilities
Short-term debt	$37.0	$134.9
Current portion of long-term debt	250.0	250.0
Current portion of finance and capital lease obligations	55.8	49.9
Accounts payable	228.8	248.9
Accounts payable to related parties	143.6	226.0
Other	168.8	167.2
Current liabilities	884.0	1,076.9

Long-term liabilities
Long-term debt	2,460.9	2,459.6
Finance and capital lease obligations	2,794.9	2,807.2
Deferred income taxes	1,338.1	1,298.3
Regulatory liabilities	2,005.5	2,002.3
Pension and OPEB obligations	103.6	118.5
Other	288.2	284.3
Long-term liabilities	8,991.2	8,970.2

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	929.4	831.3
Retained earnings	2,326.8	2,296.6
Common shareholder's equity	3,589.1	3,460.8

Preferred stock	30.4	30.4
Total liabilities and equity	$13,494.7	$13,538.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2019	2018
Operating activities
Net income	$301.1	$302.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	287.4	259.6
Deferred income taxes and investment tax credits, net	(98.3)	(67.3)
Contributions and payments related to pension and OPEB plans	(4.6)	(5.3)
Change in –
Accounts receivable and unbilled revenues	124.0	74.4
Prepaid taxes	53.0	32.3
Other current assets	8.4	17.3
Accounts payable	(96.0)	(65.0)
Other current liabilities	(4.1)	19.4
Other, net	102.2	198.1
Net cash provided by operating activities	673.1	766.2

Investing activities
Capital expenditures	(395.0)	(441.7)
Proceeds from assets transferred to affiliates	0.1	6.1
Payments for assets transferred from affiliates	—	(59.8)
Other, net	8.6	8.9
Net cash used in investing activities	(386.3)	(486.5)

Financing activities
Change in short-term debt	(97.9)	135.1
Retirement of long-term debt	—	(250.0)
Payments for finance lease obligations	(37.2)	—
Equity contribution from parent	105.0	28.0
Payment of dividends to parent	(270.0)	(200.0)
Other, net	(1.2)	(1.0)
Net cash used in financing activities	(301.3)	(287.9)

Net change in cash and cash equivalents	(14.5)	(8.2)
Cash and cash equivalents at beginning of period	20.2	12.3
Cash and cash equivalents at end of period	$5.7	$4.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2018	$332.9	$831.3	$2,296.6	$3,460.8	$30.4	$3,491.2
Net income attributed to common shareholder	—	—	114.7	114.7	—	114.7
Payment of dividends to parent	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2019	$332.9	$831.5	$2,261.3	$3,425.7	$30.4	$3,456.1
Net income attributed to common shareholder	—	—	84.9	84.9	—	84.9
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	105.0	—	105.0	—	105.0
Transfer of net assets to UMERC	—	(7.3)	—	(7.3)	—	(7.3)
Balance at June 30, 2019	$332.9	$929.2	$2,286.2	$3,548.3	$30.4	$3,578.7
Net income attributed to common shareholder	—	—	100.6	100.6	—	100.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at September 30, 2019	$332.9	$929.4	$2,326.8	$3,589.1	$30.4	$3,619.5

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2017	$332.9	$802.7	$2,248.3	$3,383.9	$30.4	$3,414.3
Net income attributed to common shareholder	—	—	105.8	105.8	—	105.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	28.0	—	28.0	—	28.0
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2018	$332.9	$830.9	$2,294.1	$3,457.9	$30.4	$3,488.3
Net income attributed to common shareholder	—	—	92.8	92.8	—	92.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.3	—	0.3	—	0.3
Balance at June 30, 2018	$332.9	$831.2	$2,326.9	$3,491.0	$30.4	$3,521.4
Net income attributed to common shareholder	—	—	103.2	103.2	—	103.2
Payment of dividends to parent	—	—	(80.0)	(80.0)	—	(80.0)
Stock-based compensation and other	—	—	0.1	0.1	$—	$0.1
Balance at September 30, 2018	$332.9	$831.2	$2,350.2	$3,514.3	$30.4	$3,544.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2018 Annual Report on Form 10-K.

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

	Wisconsin Electric Power Company Consolidated
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Electric utility	$840.9	$877.0	$2,343.4	$2,441.2
Natural gas utility	41.3	45.4	283.9	274.8
Total revenues from contracts with customers	882.2	922.4	2,627.3	2,716.0
Other operating revenues	1.9	1.6	9.3	5.7
Total operating revenues	$884.1	$924.0	$2,636.6	$2,721.7

09/30/2019 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Residential	$345.8	$352.7	$914.9	$929.1
Small commercial and industrial	277.7	276.9	764.7	775.2
Large commercial and industrial	155.0	177.9	450.4	499.2
Other	4.7	5.2	15.2	15.5
Total retail revenues	783.2	812.7	2,145.2	2,219.0
Wholesale	24.4	28.3	73.4	85.7
Resale	22.8	31.0	95.9	111.8
Steam	2.4	2.6	16.8	16.9
Other utility revenues	8.1	2.4	12.1	7.8
Total electric utility operating revenues	$840.9	$877.0	$2,343.4	$2,441.2

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Residential	$20.5	$20.8	$181.5	$176.2
Commercial and industrial	7.3	8.1	82.3	81.9
Total retail revenues	27.8	28.9	263.8	258.1
Transport	2.5	2.2	9.7	9.7
Other utility revenues *	11.0	14.3	10.4	7.0
Total natural gas utility operating revenues	$41.3	$45.4	$283.9	$274.8

*	Includes amounts collected from customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Late payment charges	$1.6	$1.6	$6.3	$6.5
Rental revenues	0.4	0.3	2.6	2.5
Alternative revenues *	(0.1)	(0.3)	0.4	(3.3)
Total other operating revenues	$1.9	$1.6	$9.3	$5.7

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups.

09/30/2019 Form 10-Q	8	Wisconsin Electric Power Company

NOTE 3—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	September 30, 2019	December 31, 2018
Regulatory assets
Plant retirements *	$944.5	$754.1
Finance and capital leases	915.8	869.3
Pension and OPEB costs	468.0	490.6
Income tax related items	398.8	317.9
SSR	320.1	316.7
We Power generation	29.9	43.0
Environmental remediation costs	23.4	24.2
Electric transmission costs	16.3	57.8
Other, net	17.4	28.7
Total regulatory assets	$3,134.2	$2,902.3

Balance sheet presentation
Other current assets	$—	$0.1
Regulatory assets	3,134.2	2,902.2
Total regulatory assets	$3,134.2	$2,902.3

*	On March 31, 2019, we retired the PIPP generating units. See Note 4, Property, Plant, and Equipment, for more information on the retirement of the PIPP units.

(in millions)	September 30, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$993.4	$1,024.8
Removal costs	768.3	748.1
Mines deferral	132.1	120.8
Pension and OPEB benefits	72.9	74.7
Uncollectible expense	23.8	16.4
Energy efficiency programs	15.3	13.5
Other, net	3.7	15.9
Total regulatory liabilities	$2,009.5	$2,014.2

Balance sheet presentation
Other current liabilities	$4.0	$11.9
Regulatory liabilities	2,005.5	2,002.3
Total regulatory liabilities	$2,009.5	$2,014.2

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. As a result of the retirement of the plant, the net book value was reclassified as a regulatory asset on our balance sheet. In the second quarter of 2019, $12.5 million of the regulatory asset, along with the related deferred taxes and a portion of the cost of removal reserve, was transferred to UMERC for recovery from its retail customers. At September 30, 2019, the remaining carrying value of the PIPP was $152.9 million. This amount included the net book value of $163.9 million, which was classified as a regulatory asset. In addition, an $11.0 million cost of removal reserve related to the PIPP remained classified as a regulatory liability at September 30, 2019. We continue to amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired. Amortization is included in depreciation and amortization in the income statement. We have FERC approval to continue to collect the carrying value of the PIPP using the approved composite depreciation rates, in addition to a return on the remaining carrying value. However, this approval is subject to refund pending the outcome of settlement proceedings.

09/30/2019 Form 10-Q	9	Wisconsin Electric Power Company

Pleasant Prairie Power Plant

We have FERC approval to continue to collect the carrying value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining carrying value. Collection of the return on and of the carrying value is no longer subject to refund as the FERC completed its prudency review and concluded that the retirement of this plant was prudent.

2019 Rate Application

We will address the accounting and regulatory treatment related to the retirement of the Pleasant Prairie power plant and the PIPP with the PSCW in conjunction with our 2019 rate case. See Note 18, Regulatory Environment, for more information.

Severance Liability for Plant Retirements

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired the PIPP and the Pleasant Prairie power plant within the utility segment. A severance liability was recorded in other current liabilities on our balance sheets related to these plant retirements.

(in millions)
Severance liability at December 31, 2018	$12.9
Severance payments	(5.7)
Other	(1.8)
Total severance liability at September 30, 2019	$5.4

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2019	December 31, 2018
Commercial paper
Amount outstanding	$37.0	$134.9
Weighted-average interest rate on amounts outstanding	2.15%	2.96%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2019 was $48.1 million with a weighted-average interest rate during the period of 2.67%.

09/30/2019 Form 10-Q	10	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2019
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.2
Commercial paper outstanding		37.0
Available capacity under existing credit facility		$461.8

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

Right of use assets and related lease liabilities related to our operating leases that were recorded upon adoption of Topic 842 were each $13.0 million. Regarding our finance leases, while the adoption of Topic 842 changed the classification of expense related to these leases on a prospective basis, it had no impact on the total amount of lease expense recorded, and did not impact the finance lease assets and related liability amounts recorded on our balance sheets.

09/30/2019 Form 10-Q	11	Wisconsin Electric Power Company

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities associated with the following operating leases.

•	Land we are leasing related to our Rothschild biomass plant through June 2051.

•	Rail cars we are leasing to transport coal to various generating facilities through February 2021.

•	Various office space leases.

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

Prior to our adoption of Topic 842 on January 1, 2019, we accounted for these finance leases under Topic 980-840, Regulated Operations – Leases, as follows:

•	We recorded our minimum lease payments under the power purchase contract as purchased power expense in cost of sales on our income statements.

•	We recorded our minimum lease payments under our leases with We Power as rent expense in other operation and maintenance in our income statements.

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

In conjunction with our adoption of Topic 842, while the timing of expense recognition related to our finance leases did not change, the classification of the lease expense changed as follows:

•
Effective January 1, 2019, the minimum lease payments under the power purchase contract were no longer classified within cost of sales in our income statements, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 980-842, Regulated Operations – Leases.

•
Similarly, the lease payments related to our leases with We Power were no longer classified within other operation and maintenance in our income statements, but were also divided between depreciation and amortization expense and interest expense in accordance with Topic 980-842.

•
In accordance with Topic 980-842, the timing of lease expense did not change for these finance leases upon adoption of Topic 842, and still resembled the expense recognition pattern of an operating lease, as the amortization of the right of use assets was modified from what would typically be recorded for a finance lease under Topic 842.

•
We continue to record the difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a deferred regulatory asset on our balance sheets.

Power Purchase Commitment

In 1997, we entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, includes zero minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years, purchase the generating facility at fair market value, or allow the contract to expire. At lease inception we recorded this leased facility and corresponding obligation on our balance sheets at the estimated fair value of the plant's electric generating facilities.

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

09/30/2019 Form 10-Q	12	Wisconsin Electric Power Company

regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the finance lease was $19.7 million at September 30, 2019, and will decrease to zero over the remaining life of the contract.

Port Washington Generating Station

We are leasing PWGS 1 and PWGS 2, two 545 MW natural gas-fired generation units, which were placed in service in July 2005 and May 2008, respectively, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the original 25-year term of the leases. The lease payments are expected to be recovered through our rates, as supported by Wisconsin's 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $129.4 million in the year 2021 for PWGS 1 and to approximately $126.3 million in the year 2023 for PWGS 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the finance leases for the units was $622.6 million as of September 30, 2019, and will decrease to zero over the remaining lives of the contracts.

The only variability associated with the PWGS lease payments relates to the potential for future changes in We Power's tax or interest rates, as the positive or negative impact of these changes is generally passed along to us, and subsequently to our customers. Because variability in the lease payments is dependent upon a rate (interest rate or tax rate), the lease payments are considered unavoidable under Topic 842, and are included in the measurement of the right of use asset and lease liability, consistent with how they were treated under Topic 840.

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

Elm Road Generating Station

We are leasing ER 1, ER 2, and the common facilities, which are also utilized by our OC 5 through OC 8 generating units, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the 30-year term of the leases. ER 1 and ER 2 were placed in service in February 2010 and January 2011, respectively. The lease payments are expected to be recovered through our rates, as supported by Wisconsin's 2001 leased generation law. Due to the timing and the amounts of the minimum lease payments, we expect the regulatory asset to increase to approximately $525.2 million in the year 2028 for ER 1 and to approximately $431.6 million in the year 2029 for ER 2, at which time the regulatory assets will be reduced to zero over the remaining lives of the contracts. The total obligation under the finance leases was $2,208.4 million as of September 30, 2019, and will decrease to zero over the remaining lives of the contracts.

The only variability associated with the ERGS lease payments relates to the potential for future changes in We Power's tax or interest rates, as the positive or negative impact of these changes are generally passed along to us, and subsequently to our customers. Because variability in the lease payments is dependent upon a rate (interest rate or tax rate), the lease payments are considered unavoidable under Topic 842, and are included in the measurement of the right of use asset and lease liability, consistent with how they were treated under Topic 840.

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

09/30/2019 Form 10-Q	13	Wisconsin Electric Power Company

Amounts Recognized in the Financial Statements

The components of lease expense and supplemental cash flow information related to our leases for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Long-term power purchase commitment	$2.1	$2.0	$6.2	$5.8
We Power leases	90.4	91.7	272.8	275.3
Total finance/capital lease expense (1)	$92.5	$93.7	$279.0	$281.1

Operating lease expense (2)	0.6	0.7	1.9	2.1
Total lease expense	$93.1	$94.4	$280.9	$283.2

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance/capital leases (3)			$263.6	$285.8
Operating cash flows for operating leases			$1.9	$2.1
Financing cash flows for finance leases (3)			$37.2	$—

Non-cash activity – right of use assets obtained in exchange for operating lease liabilities			$13.0

Weighted-average remaining lease term – finance leases			18.9 years
Weighted-average remaining lease term – operating leases			23.7 years

Weighted-average discount rate – finance leases (4)			13.9%
Weighted average discount rate – operating leases (4)			4.4%

(1)
For the three and nine months ended September 30, 2019, total finance lease expense included amortization of right of use assets in the amount of $4.9 million and $15.4 million (included in depreciation and amortization expense), respectively, and interest on lease liabilities of $87.6 million and $263.6 million (included in interest expense), respectively. For each of the three and nine months ended September 30, 2018, total capital lease cost related to the long-term power purchase agreement was included in cost of sales and total capital lease cost related to the PWGS and ERGS units was included in other operation and maintenance.

(2)	Operating lease expense was included as a component of operation and maintenance for the three and nine months ended September 30, 2019 and 2018.

(3)	Prior to our adoption of Topic 842 on January 1, 2019, all cash flows related to capital leases were recorded as a component of operating cash flows.

(4)
Because our operating leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments for our operating leases. For our finance leases, the rate implicit in each lease was readily determinable.

09/30/2019 Form 10-Q	14	Wisconsin Electric Power Company

The following table summarizes our finance lease right of use assets, which were included in property, plant and equipment on our balance sheets:

(in millions)	September 30, 2019	December 31, 2018
Long-term power purchase commitment
Under finance/capital lease	$140.3	$140.3
Accumulated amortization	(125.2)	(120.9)
Total long-term power purchase commitment	$15.1	$19.4

PWGS
Under finance/capital lease	$741.5	$736.9
Accumulated amortization	(359.7)	(335.9)
Total PWGS	$381.8	$401.0

ERGS
Under finance/capital lease	$2,192.4	$2,166.3
Accumulated amortization	(654.4)	(598.8)
Total ERGS	$1,538.0	$1,567.5

Total finance lease right of use assets/capital lease assets	$1,934.9	$1,987.9

Right of use assets related to operating leases were $11.5 million at September 30, 2019, and were included in other long-term assets on our balance sheets.

Future minimum lease payments under our finance and operating leases and the present value of our net minimum lease payments as of September 30, 2019 were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment	PWGS	ERGS	Total Finance Leases
Three months ending December 31, 2019	$0.7	$2.0	$24.6	$73.5	$100.1
2020	2.7	8.8	98.3	294.1	401.2
2021	0.7	9.4	98.3	294.1	401.8
2022	0.6	4.2	98.3	293.9	396.4
2023	0.5	—	98.3	293.8	392.1
2024	0.5	—	98.2	293.7	391.9
Thereafter	13.5	—	680.7	4,554.0	5,234.7
Total minimum lease payments	19.2	24.4	1,196.7	6,097.1	7,318.2
Less: Interest	(7.8)	(4.7)	(574.1)	(3,888.7)	(4,467.5)
Present value of minimum lease payments	11.4	19.7	622.6	2,208.4	2,850.7
Less: Short-term lease liabilities	(2.2)	(5.9)	(24.6)	(25.3)	(55.8)
Long-term lease liabilities	$9.2	$13.8	$598.0	$2,183.1	$2,794.9

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

As of November 7, 2019, we have not entered into any material leases that have not yet commenced.

09/30/2019 Form 10-Q	15	Wisconsin Electric Power Company

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2019	December 31, 2018
Materials and supplies	$150.0	$146.1
Fossil fuel	52.6	58.7
Natural gas in storage	34.4	36.6
Total	$237.0	$241.4

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$18.4	21.0%	$17.4	21.0%
State income taxes net of federal tax benefit	9.2	10.5%	5.5	6.6%
Tax repairs	(30.6)	(34.9)%	(35.9)	(43.3)%
Federal excess deferred tax amortization	(9.3)	(10.6)%	(5.7)	(6.9)%
Wind production tax credits	(3.1)	(3.5)%	(3.4)	(4.1)%
Other	2.1	2.3%	1.6	2.0%
Total income tax benefit	$(13.3)	(15.2)%	$(20.5)	(24.7)%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$55.5	21.0%	$57.8	21.0%
State income taxes net of federal tax benefit	20.8	7.9%	18.0	6.5%
Tax repairs	(90.7)	(34.2)%	(83.9)	(30.4)%
Federal excess deferred tax amortization	(19.3)	(7.3)%	(15.5)	(5.6)%
Wind production tax credits	(8.1)	(3.0)%	(8.9)	(3.2)%
Other	5.7	2.0%	5.9	2.1%
Total income tax benefit	$(36.1)	(13.6)%	$(26.6)	(9.6)%

The effective tax rates of (15.2)% and (13.6)% for the three and nine months ended September 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the Tax Legislation, and wind production tax credits, partially offset by state income taxes.

The effective tax rates of (24.7)% and (9.6)% for the three and nine months ended September 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the Tax Legislation, and wind production tax credits, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 18, Regulatory Environment, for more information.

NOTE 10—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

09/30/2019 Form 10-Q	16	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.7	$—	$—	$0.7
FTRs	—	—	3.3	3.3
Coal contracts	—	0.2	—	0.2
Total derivative assets	$0.7	$0.2	$3.3	$4.2

Derivative liabilities
Natural gas contracts	$6.7	$—	$—	$6.7

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.7	$—	$—	$0.7
FTRs	—	—	4.4	4.4
Total derivative assets	$0.7	$—	$4.4	$5.1

Derivative liabilities
Natural gas contracts	$1.2	$—	$—	$1.2
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$1.2	$0.1	$—	$1.3

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

09/30/2019 Form 10-Q	17	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Balance at the beginning of the period	$5.8	$8.7	$4.4	$2.4
Purchases	—	—	6.8	9.4
Settlements	(2.5)	(2.3)	(7.9)	(5.4)
Balance at the end of the period	$3.3	$6.4	$3.3	$6.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.2	$30.4	$28.3
Long-term debt, including current portion	2,710.9	3,203.6	2,709.6	2,881.6

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

The following table shows our derivative assets and derivative liabilities, none of which are designated as hedging instruments.

	September 30, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.7	$6.2	$0.7	$1.2
FTRs	3.3	—	4.4	—
Coal contracts	0.1	—	—	0.1
Total other current *	4.1	6.2	5.1	1.3

Other long-term
Natural gas contracts	—	0.5	—	—
Coal contracts	0.1	—	—	—
Total other long-term *	0.1	0.5	—	—
Total	$4.2	$6.7	$5.1	$1.3

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

09/30/2019 Form 10-Q	18	Wisconsin Electric Power Company

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	13.9 Dth	$(5.3)	12.2 Dth	$0.3
Petroleum products contracts	— gallons	—	0.9 gallons	0.3
FTRs	5.4 MWh	5.0	5.4 MWh	1.4
Total		$(0.3)		$2.0

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	45.6 Dth	$(7.8)	35.9 Dth	$(2.1)
Petroleum products contracts	— gallons	—	3.4 gallons	0.9
FTRs	16.5 MWh	7.1	16.0 MWh	3.1
Total		$(0.7)		$1.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2019 and December 31, 2018, we had posted cash collateral of $8.6 million and $1.1 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2019			December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.2	$6.7		$5.1	$1.3
Gross amount not offset on the balance sheet	(0.7)	(6.6)	(1)	(0.6)	(1.3)	(2)
Net amount	$3.5	$0.1		$4.5	$—

(1)	Includes cash collateral posted of $5.9 million.

(2)	Includes cash collateral posted of $0.7 million.

NOTE 12—GUARANTEES

As of September 30, 2019, we had $26.2 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans:

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Service cost	$3.2	$3.3	$9.5	$9.9
Interest cost	11.3	10.6	33.9	31.7
Expected return on plan assets	(18.1)	(18.8)	(54.3)	(56.4)
Amortization of prior service cost	0.2	0.2	0.4	0.6
Amortization of net actuarial loss	7.0	9.5	21.0	28.5
Net periodic benefit cost	$3.6	$4.8	$10.5	$14.3

09/30/2019 Form 10-Q	19	Wisconsin Electric Power Company

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Service cost	$1.2	$1.7	$3.4	$5.2
Interest cost	2.3	2.8	7.1	8.3
Expected return on plan assets	(3.6)	(3.8)	(10.7)	(11.6)
Amortization of prior service credit	(0.4)	(0.6)	(1.4)	(1.7)
Amortization of net actuarial gain	(0.5)	—	(1.6)	—
Net periodic benefit (credit) cost	$(1.0)	$0.1	$(3.2)	$0.2

During the nine months ended September 30, 2019, we made contributions and payments of $3.4 million related to our pension plans and $1.2 million related to our OPEB plans. We expect to make contributions and payments of $0.4 million related to our pension plans and $2.4 million related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the Tax Legislation.

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2019, we reported two segments, which are described below.

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

Our non-utility operations are reported in the other segment. No significant items were reported in the other segment during the three and nine months ended September 30, 2019 and 2018. Prior to October 2018, our other segment included Bostco, our non-utility subsidiary that was originally formed to develop and invest in real estate. In March 2017, we sold substantially all of the remaining assets of Bostco, and, in October 2018, Bostco was dissolved.

NOTE 15—VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in variable interest entities.

We assess our relationships with potential variable interest entities, such as our coal suppliers, natural gas suppliers, coal transporters, natural gas transporters, and other counterparties related to power purchase agreements and investments. In making this assessment, we consider, along with other factors, the potential that our contracts or other arrangements provide subordinated financial support, the obligation to absorb the entity's losses, the right to receive residual returns of the entity, and the power to direct the activities that most significantly impact the entity's economic performance.

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

09/30/2019 Form 10-Q	20	Wisconsin Electric Power Company

We have $24.4 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2019, were approximately $9.8 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. The state of Wisconsin is currently developing the state implementation plan as required by the rule. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE would need to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated. The WDNR is working with state utilities and has begun the process of developing the implementation plan.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the BSER for new, modified, and reconstructed coal units is highly

09/30/2019 Form 10-Q	21	Wisconsin Electric Power Company

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

WEC Energy Group's plan, which includes us, is to work with its industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. As a result of WEC Energy Group's generation reshaping plan, we retired approximately 1,500 MW of coal generation since the beginning of 2018. This plan included the March 31, 2019 retirement of the PIPP as well as the 2018 retirement of the Pleasant Prairie power plant. See Note 4, Property, Plant, and Equipment, for more information on the retirement of the PIPP.

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

We have received BTA determinations for OC 5 through OC8 and Valley power plant. Although we currently believe that existing technology at the PWGS satisfies the BTA requirements, final determinations will not be made until the discharge permit is renewed for this facility. Until that time, we cannot determine what, if any, intake structure or operational modifications will be required to meet the new BTA requirements for this facility.

We also provided information to the WDNR and the EGLE (previously Michigan Department of Environmental Quality) about generating unit retirements. Following discussions with the EGLE, in January 2019, we submitted a signed certification stating that the PIPP would be retired no later than June 1, 2019. The PIPP was retired on March 31, 2019 and was not required to be in compliance with the new BTA requirements.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. As a result of past capital investments, we believe our fleet is well positioned to meet the existing ELG regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at OC 7 and OC 8. Also, one wastewater treatment system modification may be required for the wet FGD discharges from the six units that make up the OCPP and ERGS. Based on preliminary engineering, we estimate that compliance with the current rule will cost $50 million.

The ELG requirements for BATW and wet FGD systems are currently being reevaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD wastewater requirements while it reconsiders the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. On November 4, 2019, the EPA Administrator signed the proposed ELG Reconsideration Rule to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. The EPA also proposed a provision that exempts facility owners from the new BATW and wet FGD requirements if a generating unit is retired by December 31, 2028. We expect the rule to be finalized in late 2020. In the meantime, we are currently evaluating what impact, if any, the proposed rule will have on our estimated compliance cost.

09/30/2019 Form 10-Q	22	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2019	December 31, 2018
Regulatory assets	$23.4	$24.2
Reserves for future environmental remediation *	13.2	13.2

*	Recorded within other long-term liabilities on our balance sheets.

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized *	$(330.9)	$(64.1)
Cash (paid) for income taxes, net	(38.9)	(14.7)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	7.7	4.0
Accounts receivable related to assets transferred to affiliates	—	2.7

*
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). This ASU required us to prospectively change the classification of our finance lease payments on the income statement. As a result, during the nine months ended September 30, 2019, we classified the interest component of our finance lease payments as cash paid for interest since it was included in interest expense on the income statement. However, prior to our adoption of Topic 842, the interest component was not considered cash paid for interest since it was not included in interest expense on the income statement. See Note 7, Leases, for more information on Topic 842 and our finance leases.

09/30/2019 Form 10-Q	23	Wisconsin Electric Power Company

NOTE 18—REGULATORY ENVIRONMENT

2020 and 2021 Rates

March 2019 Rate Application

In March 2019, we filed an application with the PSCW to increase our retail electric, natural gas, and steam rates, effective January 1, 2020. Our application reflected the following proposals:

2020 Effective rate increase
Electric *	$83	million	/	2.9%
Gas	$15	million	/	3.9%
Steam	$1	million	/	4.5%

2021 Effective rate increase
Electric *	$83	million	/	2.9%

ROE	10.35%

Common equity component average on a financial basis	52.0%

*	Amounts are net of approximately $94 million and $17 million of previously deferred unprotected tax benefits from the Tax Legislation in 2020 and 2021, respectively.

We also proposed to continue having an earnings sharing mechanism through 2021. The earnings sharing mechanism proposed was modified from its current structure to one that is consistent with other Wisconsin investor-owned utilities. Under the proposed earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers.

Our proposed increase in electric rates was driven by higher transmission charges, recovery of SSR revenues that were assumed in our 2015 rate order but were not received, and an increase in costs associated with a purchased power agreement previously approved by the PSCW. We also requested approval to continue collecting the carrying value of the Pleasant Prairie power plant and the PIPP using the current approved composite depreciation rates, in addition to a return on the remaining carrying value of the plants.

Our proposed increase in natural gas rates was driven by continued investment in our natural gas distribution system.

August 2019 Settlement Agreement

On August 30, 2019, we filed an application with the PSCW for approval of a settlement agreement entered into with certain intervenors to resolve several outstanding issues in our rate case. The settlement agreement reflects the following:

2020 Effective rate increase
Electric (1)	$37	million	/	1.3%
Gas (2)	$10	million	/	2.8%
Steam	$2	million	/	10.0%

ROE	10.0%

Common equity component average on a financial basis	52.5%

(1)
Amount is net of previously deferred unprotected tax benefits from the Tax Legislation. The settlement agreement reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over 2 years. Approximately $65 million of tax benefits would be amortized in each of 2020 and 2021. The unprotected deferred tax benefits related to the unrecovered balances of our recently retired plants and the SSR regulatory asset would be used to reduce the related regulatory asset. The initial application filed in March 2019 proposed that these tax benefits be refunded to customers over a period of 40 years with a significant portion being refunded in the first 2 years.

09/30/2019 Form 10-Q	24	Wisconsin Electric Power Company

(2)
Amount includes previously deferred unprotected tax expense from the Tax Legislation. The settlement agreement reflects all of the unprotected deferred tax expense from the Tax Legislation being amortized evenly over 4 years, which would result in approximately $5 million of previously deferred tax expense being amortized each year. The initial application filed in March 2019 proposed that this tax expense would be collected from customers over a period of 40 years.

The change in the rate increases between the initial application filed in March 2019 and the settlement agreement was driven by various adjustments, including:

•	decreasing our proposed ROE (see table above);

•	increasing the common equity component in our capital structure (see table above);

•	extending amortizations as recommended in the PSCW Staff’s audit;

•	extending the period of recovery for the SSR escrow balance beyond what the PSCW Staff’s audit recommended; and

•	securitizing $100 million of Pleasant Prairie power plant’s book value.

Under the terms of the settlement agreement, we would seek a financing order from the PSCW to securitize $100 million of Pleasant Prairie power plant's book value as of January 1, 2020, plus the carrying costs accrued on the $100 million during the securitization process and related fees. The securitization would reduce the carrying costs for the $100 million, benefiting customers.

The settlement agreement includes the same earnings sharing mechanism that was proposed in the initial application filed in March 2019. The settlement agreement also requires us to maintain residential and small commercial electric and natural gas customer fixed charges at currently authorized rates through 2021 and to support maintaining our electric market-based rates for large industrial customers in their current form.

At its meeting on October 31, 2019, the PSCW approved the settlement agreement without any known material modifications. The terms of the approval are subject to our receipt and review of the final written order from the PSCW, which we expect to receive by the end of 2019. The PSCW is scheduled to address outstanding issues from the initial application that were not included in the settlement agreement in a subsequent meeting. We expect the new rates to be effective January 1, 2020.

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

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs during the base rate freeze period by accelerating the recognition of certain tax benefits. We are flowing through the tax benefit of our repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. While we would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair-related deferred tax liabilities offsets the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

Pursuant to the settlement agreement, we also agreed to keep our earnings sharing mechanism in place through 2019. Under this earnings sharing mechanism, if we earn above our authorized ROE, 50% of the first 50 basis points of additional utility earnings must be refunded to customers. All utility earnings above the first 50 basis points must also be refunded to customers.

Liquefied Natural Gas Facility

On November 1, 2019, we filed an application with the PSCW requesting approval to construct a LNG facility. If approved, the facility would provide us with 1.0 billion cubic feet of natural gas supply to meet peak demand without requiring the construction of additional interstate pipeline capacity. This facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. Commercial operation for the LNG facility is targeted for the end of 2023.

09/30/2019 Form 10-Q	25	Wisconsin Electric Power Company

Solar Generation Project

On August 1, 2019, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Subject to PSCW approval, we will own 100 MW of the output of this project. Our share of the cost of this project is estimated to be $130 million. Commercial operation for Badger Hollow II is targeted for the end of 2021.

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

09/30/2019 Form 10-Q	26	Wisconsin Electric Power Company

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030 and by approximately 80% below 2005 levels by 2050. WEC Energy Group has already retired more than 1,800 MW of coal generation since 2017 across its electric utilities, and expects to add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. We retired our 1,190 MW Pleasant Prairie power plant in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately as it may take several years to finalize long-term plans for the site. We retired the Presque Isle power plant (PIPP) in March 2019. See Note 4, Property, Plant, and Equipment, for information related to the PIPP retirement.

As part of its commitment to invest in zero-carbon generation, WEC Energy Group plans to invest in up to 350 MW of utility scale solar within its Wisconsin segment, which includes us. We have partnered with an unaffiliated utility to acquire an ownership interest in a proposed solar project, Badger Hollow Solar Farm II, that will be located in Iowa County, Wisconsin. Subject to PSCW approval, we will own 100 MW of the output of the project. Commercial operation is targeted for the end of 2021. In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar to our portfolio, allowing commercial and industrial customers to site utility owned solar arrays on their property. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals. As the cost of renewable energy generation continues to decline, these pilots and the utility scale solar project have become cost effective opportunities for us and our customers to participate in renewable energy.

WEC Energy Group also has a methane reduction goal of 30% by the year 2030 from a 2011 baseline. This goal represents a decrease in the rate of methane emissions from its natural gas distribution lines.

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

09/30/2019 Form 10-Q	27	Wisconsin Electric Power Company

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

09/30/2019 Form 10-Q	28	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2019 with the third quarter of 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Operating revenues	$884.1	$924.0	$(39.9)	$(3.5)	$—	$(36.4)
Cost of sales	300.6	316.5	15.9	—	2.1	13.8
Other operation and maintenance	260.1	384.7	124.6	10.9	90.4	23.3
Depreciation and amortization	96.2	87.4	(8.8)	—	(4.9)	(3.9)
Property and revenue taxes	26.1	27.6	1.5	—	—	1.5
Operating income	201.1	107.8	93.3	7.4	87.6	(1.7)
Other income, net	5.8	5.1	0.7	—	—	0.7
Interest expense	119.3	29.9	(89.4)	—	(87.6)	(1.8)
Income before income taxes	87.6	83.0	4.6	7.4	—	(2.8)
Income tax benefit	(13.3)	(20.5)	(7.2)	(7.4)	—	0.2
Preferred stock dividend requirements	0.3	0.3	—	—	—	—
Net income attributed to common shareholder	$100.6	$103.2	$(2.6)	$—	$—	$(2.6)

Our consolidated earnings decreased $2.6 million during the third quarter of 2019, compared with the same quarter in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholder, but did significantly impact our operating income. See Note 18, Regulatory Environment, for more information on the flow through of tax repairs and Note 7, Leases, for more information on the adoption of Topic 842. See below for additional information on the $2.6 million decrease in consolidated earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2019 and 2018 was $201.1 million and $107.8 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

09/30/2019 Form 10-Q	29	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Electric revenues	$842.7	$878.4	$(35.7)
Fuel and purchased power	280.5	292.1	11.6
Total electric margins	562.2	586.3	(24.1)

Natural gas revenues	41.4	45.6	(4.2)
Cost of natural gas sold	20.1	24.4	4.3
Total natural gas margins	21.3	21.2	0.1

Total electric and natural gas margins	583.5	607.5	(24.0)

Other operation and maintenance	260.1	384.7	124.6
Depreciation and amortization	96.2	87.4	(8.8)
Property and revenue taxes	26.1	27.6	1.5
Operating income	$201.1	$107.8	$93.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$102.1	$113.6	$11.5
We Power (1)	36.9	127.8	90.9
Transmission (2)	62.8	66.3	3.5
Transmission expense related to the flow through of tax repairs (3)	16.5	27.4	10.9
Transmission expense related to Tax Legislation (4)	17.5	16.9	(0.6)
Regulatory amortizations and other pass through expenses (5)	24.3	24.4	0.1
Earnings sharing mechanism (6)	—	8.3	8.3
Total other operation and maintenance	$260.1	$384.7	$124.6

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. For the three months ended September 30, 2018, the amount also included the lease payments that were billed from We Power to us and then recovered in our rates. We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the three months ended September 30, 2019, the $90.4 million of lease expense related to the We Power leases was no longer classified within other operation and maintenance, but was instead recorded as $3.6 million and $86.8 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842.

During the three months ended September 30, 2019, $26.6 million of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the three months ended September 30, 2018, $124.8 million of both lease and operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2019 and 2018, $87.7 million and $85.2 million, respectively, of costs were billed to us by transmission providers.

(3)
Represents additional transmission expense associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 18, Regulatory Environment, for more information. The decrease in transmission expense associated with the flow through of tax benefits is offset in income taxes.

(4)
Represents additional transmission expense associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

09/30/2019 Form 10-Q	30	Wisconsin Electric Power Company

(6)	See Note 18, Regulatory Environment, for more information about our earnings sharing mechanism.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	2,278.5	2,367.9	(89.4)
Small commercial and industrial	2,378.4	2,449.6	(71.2)
Large commercial and industrial	1,878.5	2,276.3	(397.8)
Other	29.6	33.3	(3.7)
Total retail	6,565.0	7,127.1	(562.1)
Wholesale	276.4	412.3	(135.9)
Resale	939.9	977.5	(37.6)
Total sales in MWh	7,781.3	8,516.9	(735.6)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	20.2	20.3	(0.1)
Commercial and industrial	14.3	14.1	0.2
Total retail	34.5	34.4	0.1
Transport	71.3	75.2	(3.9)
Total sales in therms	105.8	109.6	(3.8)

	Three Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (114 Normal)	24	75	(68.0)%
Cooling (562 Normal)	649	686	(5.4)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $24.1 million during the third quarter of 2019, compared with the same quarter in 2018. The significant factors impacting the lower electric utility margins were:

•
A $14.6 million decrease related to lower sales volumes, due in part to unfavorable weather during the third quarter of 2019, compared with the same quarter in 2018. As measured by cooling degree days, the third quarter of 2019 was 5.4% cooler than the same quarter in 2018. As measured by heating degree days, the third quarter of 2019 was 68.0% warmer than the same quarter in 2018.

•
A $4.9 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•
A $3.7 million decrease in margins related to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. Tilden, who was our customer, became a customer of UMERC after the new generation solution began commercial operation on March 31, 2019.

09/30/2019 Form 10-Q	31	Wisconsin Electric Power Company

•
A $3.5 million decrease in margins associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. This decrease in margins was offset in income taxes. See Note 18, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins increased $0.1 million during the third quarter of 2019, compared with the same quarter in 2018. The most significant factor impacting the increase in natural gas utility margins was higher retail sales volumes, primarily driven by customer growth and higher use per commercial and industrial customer during the third quarter of 2019, compared with the same quarter in 2018.

Operating Income

Operating income at the utility segment increased $93.3 million during the third quarter of 2019, compared with the same quarter in 2018. This increase was driven by $117.3 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $24.0 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the third quarter of 2019, compared with the same quarter in 2018, were:

•
A $90.4 million decrease in other operation and maintenance expense resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required us to change the income statement classification of our lease payments related to the We Power leases. For the third quarter of 2019, the lease expense related to the We Power leases was no longer classified within other operation and maintenance, but was instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
A $10.9 million decrease in transmission expense related to the flow through of tax repairs, as discussed in the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•
An $8.3 million expense recorded in the third quarter of 2018 related to our earnings sharing mechanism, with no corresponding expense in 2019. See Note 18, Regulatory Environment, for more information.

•
A $7.0 million decrease in other operation and maintenance expense, driven by the retirement of the PIPP in March 2019. This resulted in lower maintenance and labor costs during the third quarter of 2019.

These decreases in operating expenses were partially offset by an $8.8 million increase in depreciation and amortization, driven by capital expenditures related to assets that were placed into service as we continue to execute on our capital plan and additional expense recognized related to the adoption of Topic 842, as discussed in the other operation and maintenance table above.

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$1.0	$0.9	$0.1
Non-service components of net periodic benefit costs	2.5	1.6	0.9
Other, net	2.3	2.6	(0.3)
Other income, net	$5.8	$5.1	$0.7

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Interest expense	$119.3	$29.9	$(89.4)

09/30/2019 Form 10-Q	32	Wisconsin Electric Power Company

Interest expense increased $89.4 million during the third quarter of 2019, compared with the same quarter in 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842). Effective January 1, 2019, minimum lease payments billed from We Power to us were no longer classified within operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842. As a result of the adoption, for the three months ended September 30, 2019, $87.6 million of minimum lease payments were recorded as interest expense on finance lease liabilities. See Note 7, Leases, for more information.

Consolidated Income Tax Benefit

	Three Months Ended September 30
	2019	2018	B (W)
Effective tax rate	(15.2)%	(24.7)%	(9.5)%

Our effective tax rate increased by 9.5% during the third quarter of 2019, compared with the same quarter in 2018. The increase was primarily due to a decrease in the benefit from the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. The flow through of tax repairs was offset in operating income at the utility segment. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2019

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2019 with the nine months ended September 30, 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Operating revenues	$2,636.6	$2,721.7	$(85.1)	$(13.1)	$—	$(72.0)
Cost of sales	911.3	944.4	33.1	—	6.2	26.9
Other operation and maintenance	753.3	1,086.9	333.6	3.8	272.8	57.0
Depreciation and amortization	287.4	259.6	(27.8)	—	(15.4)	(12.4)
Property and revenue taxes	78.0	82.1	4.1	—	—	4.1
Operating income	606.6	348.7	257.9	(9.3)	263.6	3.6
Other income, net	17.2	16.2	1.0	—	—	1.0
Interest expense	358.8	88.8	(270.0)	—	(263.6)	(6.4)
Income before income taxes	265.0	276.1	(11.1)	(9.3)	—	(1.8)
Income tax benefit	(36.1)	(26.6)	9.5	9.3	—	0.2
Preferred stock dividend requirements	0.9	0.9	—	—	—	—
Net income attributed to common shareholder	$300.2	$301.8	$(1.6)	$—	$—	$(1.6)

Our consolidated earnings decreased $1.6 million during the nine months ended September 30, 2019, compared with the same period in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of ASU 2016-02, Leases (Topic 842), effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholder, but did significantly impact our operating income. See below for additional information on the $1.6 million decrease in consolidated earnings.

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

09/30/2019 Form 10-Q	33	Wisconsin Electric Power Company

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2019 and 2018 was $606.6 million and $348.7 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Electric revenues	$2,351.8	$2,446.0	$(94.2)
Fuel and purchased power	737.9	776.7	38.8
Total electric margins	1,613.9	1,669.3	(55.4)

Natural gas revenues	284.8	275.7	9.1
Cost of natural gas sold	173.4	167.7	(5.7)
Total natural gas margins	111.4	108.0	3.4

Total electric and natural gas margins	1,725.3	1,777.3	(52.0)

Other operation and maintenance	753.3	1,086.9	333.6
Depreciation and amortization	287.4	259.6	(27.8)
Property and revenue taxes	78.0	82.1	4.1
Operating income	$606.6	$348.7	$257.9

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$282.9	$323.6	$40.7
We Power (1)	107.0	380.9	273.9
Transmission (2)	192.1	198.5	6.4
Transmission expense related to the flow through of tax repairs (3)	48.3	52.1	3.8
Transmission expense related to Tax Legislation (4)	50.2	50.7	0.5
Regulatory amortizations and other pass through expenses (5)	72.8	72.8	—
Earnings sharing mechanism (6)	—	8.3	8.3
Total other operation and maintenance	$753.3	$1,086.9	$333.6

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. For the nine months ended September 30, 2018, the amount also included the lease payments that were billed from We Power to us and then recovered in our rates. We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the nine months ended September 30, 2019, the $272.8 million of lease expense related to the We Power leases was no longer classified within other operation and maintenance, but was instead recorded as $11.8 million and $261.0 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842.

During the nine months ended September 30, 2019, $103.0 million of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the nine months ended September 30, 2018, $361.5 million of both lease and operating and maintenance costs were

09/30/2019 Form 10-Q	34	Wisconsin Electric Power Company

billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2019 and 2018, $249.0 million and $205.7 million, respectively, of costs were billed to us by transmission providers.

(3)
Represents additional transmission expense associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 18, Regulatory Environment, for more information. The decrease in transmission expense associated with the flow through of tax benefits is offset in income taxes.

(4)
Represents additional transmission expense associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 18, Regulatory Environment, for more information about our earnings sharing mechanism.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	5,950.0	6,134.8	(184.8)
Small commercial and industrial	6,590.1	6,796.2	(206.1)
Large commercial and industrial	5,591.5	6,435.8	(844.3)
Other	99.1	102.9	(3.8)
Total retail	18,230.7	19,469.7	(1,239.0)
Wholesale	1,019.6	1,232.4	(212.8)
Resale	3,638.7	3,729.2	(90.5)
Total sales in MWh	22,889.0	24,431.3	(1,542.3)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	272.8	256.7	16.1
Commercial and industrial	150.2	145.2	5.0
Total retail	423.0	401.9	21.1
Transport	252.3	248.0	4.3
Total sales in therms	675.3	649.9	25.4

	Nine Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (4,306 Normal)	4,480	4,323	3.6%
Cooling (728 Normal)	725	903	(19.7)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

09/30/2019 Form 10-Q	35	Wisconsin Electric Power Company

Electric Utility Margins

Electric utility margins decreased $55.4 million during the nine months ended September 30, 2019, compared with the same period in 2018. The significant factors impacting the lower electric utility margins were:

•
A $34.3 million decrease related to lower sales volumes, primarily driven by cooler summer weather during 2019 compared with 2018. As measured by cooling degree days, the nine months ended September 30, 2019, were 19.7% cooler than the same period in 2018.

•
A $13.1 million decrease in margins associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. This decrease in margins was offset in income taxes. See Note 18, Regulatory Environment, for more information.

•
A $7.3 million decrease in margins related to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. Tilden, who was our customer, became a customer of UMERC after the new generation solution began commercial operation on March 31, 2019.

Natural Gas Utility Margins

Natural gas utility margins increased $3.4 million during the nine months ended September 30, 2019, compared with the same period in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, due in part to colder winter weather, customer growth, and higher use per retail customer during the nine months ended September 30, 2019, compared with the same period in 2018.

Operating Income

Operating income at the utility segment increased $257.9 million during the nine months ended September 30, 2019, compared with the same period in 2018. The increase was driven by $309.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $52.0 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the nine months ended September 30, 2019, compared with the same period in 2018, were:

•
A $272.8 million decrease in other operation and maintenance expense resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required us to change the income statement classification of our lease payments related to the We Power leases. For the nine months ended September 30, 2019, the lease expense related to the We Power leases was no longer classified within other operation and maintenance, but was instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
A $41.7 million decrease in other operation and maintenance expense, driven by the retirements of the Pleasant Prairie power plant in April 2018 and the PIPP in March 2019. This resulted in lower maintenance and labor costs during the nine months ended September 30, 2019.

•
An $8.3 million expense recorded during the third quarter of 2018, related to our earnings sharing mechanism, with no corresponding expense in 2019. See Note 18, Regulatory Environment, for more information.

•
A $6.4 million decrease in transmission expense in 2019 related to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. Tilden, who was our customer, became a customer of UMERC after the new generation solution began commercial operation on March 31, 2019.

09/30/2019 Form 10-Q	36	Wisconsin Electric Power Company

These decreases in operating expenses were partially offset by:

•
A $27.8 million increase in depreciation and amortization, driven by capital expenditures related to assets that were placed into service as we continue to execute on our capital plan and additional expense recognized related to the adoption of Topic 842, as discussed in the other operation and maintenance table above.

•	A $12.1 million increase in benefit costs, primarily related to higher deferred compensation costs in 2019, which were partially offset by expenses recorded in 2018 related to staff reductions.

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$2.4	$2.9	$(0.5)
Non-service components of net periodic benefit costs	6.8	4.5	2.3
Other	8.0	8.8	(0.8)
Other income, net	$17.2	$16.2	$1.0

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Interest expense	$358.8	$88.8	$(270.0)

Interest expense increased $270.0 million during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842). Effective January 1, 2019, minimum lease payments billed from We Power to us were no longer classified within operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842. As a result of the adoption, for the nine months ended September 30, 2019, $263.6 million of minimum lease payments were recorded as interest expense on finance lease liabilities. See Note 7, Leases, for more information.

Consolidated Income Tax Benefit

	Nine Months Ended September 30
	2019	2018	B (W)
Effective tax rate	(13.6)%	(9.6)%	4.0%

Our effective tax rate decreased by 4.0% during the nine months ended September 30, 2019, compared with the same period in 2018. The decrease was primarily due to an increase in the benefit from the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. The flow through of tax repairs was offset in operating income at the utility segment. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

We expect our 2019 annual effective tax rate to be between (19.5)% and (18.5)%, which includes an estimated 39.5% effective tax rate benefit due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. Excluding the impact of the tax repairs, the expected 2019 effective tax rate would be between 20.0% and 21.0%.

09/30/2019 Form 10-Q	37	Wisconsin Electric Power Company

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$673.1	$766.2	$(93.1)
Investing activities	(386.3)	(486.5)	100.2
Financing activities	(301.3)	(287.9)	(13.4)

Operating Activities

Net cash provided by operating activities decreased $93.1 million during the nine months ended September 30, 2019, compared with the same period in 2018. Cash paid for interest increased $266.8 million during the nine months ended September 30, 2019, compared with the same period in 2018, as a result of our adoption of ASU 2016-02, Leases (Topic 842), on January 1, 2019. This increase was offset by a corresponding decrease in cash paid for other operation and maintenance. As a result, this reclassification did not have a significant impact on our cash flows from operating activities and is not reflected in the following discussion. As shown below, the only cash flow item significantly impacted by Topic 842 was our principal payments for finance leases. See Note 7, Leases, for more information. The $93.1 million decrease in net cash provided by operating activities was driven by:

•
A $66.3 million decrease in cash related to lower overall collections from customers, primarily due to the cooler summer weather during 2019, compared with 2018. Also contributing to this decrease was the loss of a customer to UMERC. Tilden, the owner of an iron ore mine in the Upper Peninsula of Michigan, became a customer of UMERC when the new generation solution in the Upper Peninsula of Michigan began commercial operation on March 31, 2019.

•
A $24.2 million decrease in cash related to an increase in cash paid for income taxes during the nine months ended September 30, 2019, compared with the same period in 2018. This increase in cash paid for income taxes was primarily due to the utilization of fewer than expected wind production tax credits in our 2018 federal income tax return, which we filed during 2019.

•
A $20.6 million decrease in cash due to higher collateral requirements, driven by an increase in the fair value of our natural gas derivative liabilities during the nine months ended September 30, 2019, compared with the same period in 2018.

•
An $15.2 million decrease in cash from higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2019, our payments were higher for transmission and benefits, compared with the same period in 2018.

These decreases in net cash provided by operating activities were partially offset by:

•
A $37.2 million increase in cash related to a change in the cash flow classification of our principal payments for finance lease obligations due to our adoption of Topic 842. Under Topic 842, our principal payments for finance lease obligations were no longer classified as cash flows from operating activities during the nine months ended September 30, 2019, but were instead classified as cash flows from financing activities. See Note 7, Leases, for more information on Topic 842 and our finance lease obligations.

•
An $18.3 million increase in cash primarily related to lower payments for fuel and purchased power during the nine months ended September 30, 2019, compared with the same period in 2018. Our payments for fuel and purchased power decreased due to the cooler summer weather during 2019 and the retirements of the Pleasant Prairie power plant in April 2018 and the PIPP in March 2019.

09/30/2019 Form 10-Q	38	Wisconsin Electric Power Company

Investing Activities

Net cash used in investing activities decreased $100.2 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•
Payments of $59.8 million to affiliates during the nine months ended September 30, 2018 for the transfer of an enterprise resource planning system and other software to us. No similar payments were made to affiliates during the nine months ended September 30, 2019.

•	A $46.7 million decrease in cash paid for capital expenditures during the nine months ended September 30, 2019, compared with the same period in 2018, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2019	2018	Change in 2019 Over 2018
Capital expenditures	$395.0	$441.7	$(46.7)

The decrease in cash paid for capital expenditures during the nine months ended September 30, 2019, compared with the same period in 2018, was primarily driven by projects at the OCPP, upgrades to our electric distribution system, the implementation of an enterprise resource planning system, and various other software projects during the nine months ended September 30, 2018. These decreases in cash paid for capital expenditures were partially offset by increased capital expenditures during the nine months ended September 30, 2019 for both an information technology project created to improve our billing, call center, and credit collection functions and our AMI program.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $13.4 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•
A $233.0 million net decrease in cash which resulted from $97.9 million of net repayments of commercial paper during the nine months ended September 30, 2019, compared with $135.1 million of net borrowings of commercial paper during the same period in 2018.

•	A $70.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2019, compared with the same period in 2018, to balance our capital structure.

•	A $37.2 million decrease in cash related to a change in the cash flow classification of our principal payments for finance lease obligations due to our adoption of Topic 842 as discussed above.

These decreases in cash were partially offset by:

•	A $250.0 million increase in cash related to a repayment of long-term debt during the nine months ended September 30, 2018.

•	A $77.0 million increase in equity contributions received from our parent during the nine months ended September 30, 2019, compared with the same period in 2018, to balance our capital structure.

Significant Financing Activities

For more information on our short-term financing activities, see Note 6, Short-Term Debt and Lines of Credit.

09/30/2019 Form 10-Q	39	Wisconsin Electric Power Company

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

Working Capital

As of September 30, 2019, our current liabilities exceeded our current assets by $72.0 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

09/30/2019 Form 10-Q	40	Wisconsin Electric Power Company

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

(in millions)
2019	$633.9
2020	701.9
2021	1,189.5
Total	$2,525.3

The majority of spending consists of upgrading our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar. We have partnered with an unaffiliated utility to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Subject to PSCW approval, we will own 100 MW of the output of the project. Our share of the cost of this project is estimated to be $130 million. Commercial operation is targeted for the end of 2021. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

We plan to construct a LNG facility. Subject to PSCW approval, the facility will provide us with 1.0 billion cubic feet of natural gas supply to meet peak demand without requiring the construction of additional interstate pipeline capacity. The facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. Commercial operation for the LNG facility is targeted for the end of 2023.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2019.

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

09/30/2019 Form 10-Q	41	Wisconsin Electric Power Company

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

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin. We expect that the various remaining impacts of the Tax Legislation on our Wisconsin operations will be addressed in the pending rate case we filed with the PSCW in March 2019. See Note 18, Regulatory Environment, for more information on our pending rate case. In addition, the Michigan Public Service Commission approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation. Tilden owns the iron ore mine located in the Upper Peninsula of Michigan that we provided retail electric service to prior to April 1, 2019. We are also working with the FERC to modify our formula rate tariff for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariff in 2020.

09/30/2019 Form 10-Q	42	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2019 Form 10-Q	43	Wisconsin Electric Power Company

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

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2019 Form 10-Q	44	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 7, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2019 Form 10-Q	45	Wisconsin Electric Power Company