Form 10-Q
period 2020-03-31
WISCONSIN ELECTRIC POWER CO
filed 2020-05-07
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
March 31, 2020

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

03/31/2020 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
UMERC	Upper Michigan Energy Resources Corporation
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
RTR	Risk and Technology Review

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Farm II
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant

03/31/2020 Form 10-Q	ii	Wisconsin Electric Power Company

OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company
WHO	World Health Organization

03/31/2020 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2019 Annual Report on Form 10-K, and those identified below:

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

•	The impact of the COVID-19 outbreak on our business functions, financial condition, liquidity, and results of operations;

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

•
The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

03/31/2020 Form 10-Q	1	Wisconsin Electric Power Company

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

03/31/2020 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2020	2019
Operating revenues	$871.0	$960.8

Operating expenses
Cost of sales	289.2	357.2
Other operation and maintenance	204.6	258.9
Depreciation and amortization	104.5	96.0
Property and revenue taxes	25.7	25.8
Total operating expenses	624.0	737.9

Operating income	247.0	222.9

Other income, net	5.3	5.5
Interest expense	118.6	119.9
Other expense	(113.3)	(114.4)

Income before income taxes	133.7	108.5
Income tax expense (benefit)	14.7	(6.5)
Net income	119.0	115.0

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$118.7	$114.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1.3	$19.1
Accounts receivable and unbilled revenues, net of reserves of $39.8 and $38.1, respectively	444.8	434.6
Accounts receivable from related parties	47.0	86.5
Materials, supplies, and inventories	209.4	229.8
Prepaid taxes	76.2	104.4
Other	26.6	33.6
Current assets	805.3	908.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,648.4 and $4,564.0, respectively	9,593.1	9,586.7
Regulatory assets	2,778.3	2,755.2
Other	109.9	110.9
Long-term assets	12,481.3	12,452.8
Total assets	$13,286.6	$13,360.8

Liabilities and Equity
Current liabilities
Short-term debt	$75.0	$115.5
Current portion of finance lease obligations	59.9	57.8
Accounts payable	196.3	267.6
Accounts payable to related parties	144.7	184.5
Accrued payroll and benefits	37.4	51.3
Accrued taxes	35.7	12.3
Accrued interest	39.6	14.3
Other	90.5	91.3
Current liabilities	679.1	794.6

Long-term liabilities
Long-term debt	2,759.5	2,759.2
Finance lease obligations	2,777.7	2,783.1
Deferred income taxes	1,352.3	1,347.4
Regulatory liabilities	1,736.9	1,744.2
Pension and OPEB obligations	54.5	59.8
Other	275.9	281.0
Long-term liabilities	8,956.8	8,974.7

Commitments and contingencies (Note 15)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	930.0	929.5
Retained earnings	2,357.4	2,298.7
Common shareholder's equity	3,620.3	3,561.1

Preferred stock	30.4	30.4
Total liabilities and equity	$13,286.6	$13,360.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2020	2019
Operating activities
Net income	$119.0	$115.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	104.5	96.0
Deferred income taxes and investment tax credits, net	(14.6)	(52.6)
Change in –
Accounts receivable and unbilled revenues	29.3	16.5
Materials, supplies, and inventories	20.4	49.6
Prepaid taxes	28.2	55.4
Other current assets	6.0	0.9
Accounts payable	(99.1)	(54.0)
Accrued taxes	23.4	13.0
Other current liabilities	10.6	17.9
Other, net	19.5	43.5
Net cash provided by operating activities	247.2	301.2

Investing activities
Capital expenditures	(153.3)	(102.4)
Other, net	3.1	1.1
Net cash used in investing activities	(150.2)	(101.3)

Financing activities
Change in short-term debt	(40.5)	(59.4)
Payments for finance lease obligations	(13.8)	(5.7)
Payment of dividends to parent	(60.0)	(150.0)
Other, net	(0.5)	(0.4)
Net cash used in financing activities	(114.8)	(215.5)

Net change in cash and cash equivalents	(17.8)	(15.6)
Cash and cash equivalents at beginning of period	19.1	20.2
Cash and cash equivalents at end of period	$1.3	$4.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2019	$332.9	$929.5	$2,298.7	$3,561.1	$30.4	$3,591.5
Net income attributed to common shareholder	—	—	118.7	118.7	—	118.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2020	$332.9	$930.0	$2,357.4	$3,620.3	$30.4	$3,650.7

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2018	$332.9	$831.3	$2,296.6	$3,460.8	$30.4	$3,491.2
Net income attributed to common shareholder	—	—	114.7	114.7	—	114.7
Payment of dividends to parent	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2019	$332.9	$831.5	$2,261.3	$3,425.7	$30.4	$3,456.1

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020

NOTE 1—GENERAL INFORMATION

Wisconsin Electric Power Company serves approximately 1.1 million electric customers and 0.5 million natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Electric Power Company.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including the potential effects from the COVID-19 pandemic.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source for our utility segment. We do not have any revenues associated with our other segment. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and can be impacted differently by regulatory activities within their jurisdictions.

	Wisconsin Electric Power Company
	Three Months Ended March 31
(in millions)	2020	2019
Electric utility	$729.0	$778.8
Natural gas utility	139.0	177.9
Total revenues from contracts with customers	868.0	956.7
Other operating revenues	3.0	4.1
Total operating revenues	$871.0	$960.8

03/31/2020 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2020	2019
Residential	$295.0	$302.6
Small commercial and industrial	236.0	245.1
Large commercial and industrial	122.9	156.0
Other	5.1	5.6
Total retail revenues	659.0	709.3
Wholesale	19.7	28.9
Resale	39.2	31.3
Steam	8.4	10.1
Other utility revenues	2.7	(0.8)
Total electric utility operating revenues	$729.0	$778.8

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2020	2019
Residential	$99.5	$125.6
Commercial and industrial	44.3	60.9
Total retail revenues	143.8	186.5
Transport	5.0	4.2
Other utility revenues *	(9.8)	(12.8)
Total natural gas utility operating revenues	$139.0	$177.9

*	Includes amounts refunded to customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2020	2019
Late payment charges	$2.7	$2.7
Rental revenues	0.7	0.7
Alternative revenues *	(0.4)	0.7
Total other operating revenues	$3.0	$4.1

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

NOTE 3—CREDIT LOSSES

Effective January 1, 2020, we adopted FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables.

03/31/2020 Form 10-Q	8	Wisconsin Electric Power Company

The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of loss. The cumulative effect of adopting this standard was not significant to our financial statements.

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2020.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. The increase recorded to our allowance for credit losses at March 31, 2020, specific to the economic risks associated with the COVID-19 pandemic, was not significant. We will continue to monitor the economic impacts of COVID-19 and the resulting effects that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 17, Regulatory Environment, for information on certain regulatory actions that are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2020
Accounts receivable and unbilled revenues	$484.6
Allowance for credit losses	39.8
Accounts receivable and unbilled revenues, net	$444.8

Total accounts receivable, net – past due greater than 90 days*	$34.6
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms*	97.8%

*
Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2020, $207.7 million, or 46.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, in its March 24, 2020 order, the PSCW authorized the deferral of credit losses for our commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the related actions we have been required to take to ensure essential utility services are available to customers during this public health emergency. As a result, our exposure to credit losses related to certain commercial and industrial accounts receivable and unbilled revenue balances were also mitigated by regulatory protections at March 31, 2020, but are not included in the percentages in the above table or this note as we continue to assess the impacts of the order. See Note 17, Regulatory Environment, for more information.

03/31/2020 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

(in millions)	Three Months Ended March 31, 2020
Balance at December 31, 2019	$38.1
Provision for credit losses	6.9
Provision for credit losses deferred for future recovery or refund	(0.2)
Write-offs charged against the allowance	(10.9)
Recoveries of amounts previously written off	5.9
Balance at March 31, 2020	$39.8

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	March 31, 2020	December 31, 2019
Regulatory assets
Finance leases	$944.8	$930.5
Plant retirements	782.3	788.8
Pension and OPEB costs	450.0	459.4
Income tax related items	399.5	403.2
SSR	140.5	151.5
Other, net	61.2	21.8
Total regulatory assets	$2,778.3	$2,755.2

(in millions)	March 31, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$867.7	$888.1
Removal costs	660.8	654.7
Pension and OPEB benefits	118.8	120.4
Electric transmission costs	44.4	38.6
Uncollectible expense	29.0	28.8
Energy costs refundable through rate adjustments	26.9	12.3
Other, net	10.2	13.3
Total regulatory liabilities	$1,757.8	$1,756.2

Balance sheet presentation
Other current liabilities	$20.9	$12.0
Regulatory liabilities	1,736.9	1,744.2
Total regulatory liabilities	$1,757.8	$1,756.2

NOTE 5—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its subsidiaries. See Note 8, Common Equity, in our 2019 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

03/31/2020 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2020	December 31, 2019
Commercial paper
Amount outstanding	$75.0	$115.5
Weighted-average interest rate on amounts outstanding	2.83%	2.03%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2020 was $104.7 million with a weighted-average interest rate during the period of 1.97%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2020
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.0
Commercial paper outstanding		75.0
Available capacity under existing credit facility		$424.0

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2020	December 31, 2019
Materials and supplies	$147.6	$148.3
Fossil fuel	53.7	51.1
Natural gas in storage	8.1	30.4
Total	$209.4	$229.8

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

NOTE 8—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$28.0	21.0%	$22.7	21.0%
State income taxes net of federal tax benefit	8.6	6.4%	7.1	6.6%
Tax repairs	1.3	1.0%	(29.6)	(27.3)%
Federal excess deferred tax amortization – Wisconsin unprotected	(13.5)	(10.1)%	—	—%
Federal excess deferred tax amortization	(7.3)	(5.5)%	(6.2)	(5.7)%
Wind production tax credits	(3.3)	(2.5)%	(2.8)	(2.6)%
Other	0.9	0.7%	2.3	2.0%
Total income tax expense (benefit)	$14.7	11.0%	$(6.5)	(6.0)%

The effective tax rate of 11.0% for the first quarter of 2020 differs from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, as discussed in more detail below, the

03/31/2020 Form 10-Q	11	Wisconsin Electric Power Company

impact of the benefits associated with the Tax Legislation and wind production tax credits drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The effective tax rate of (6.0)% for the first quarter of 2019 differs from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the benefits associated with the Tax Legislation, as discussed in more detail below, and wind production tax credits, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 17, Regulatory Environment, for more information.

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

03/31/2020 Form 10-Q	12	Wisconsin Electric Power Company

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$—	$—	$0.9
FTRs	—	—	0.4	0.4
Total derivative assets	$0.9	$—	$0.4	$1.3

Derivative liabilities
Natural gas contracts	$5.9	$—	$—	$5.9
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$5.9	$0.1	$—	$6.0

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$—	$—	$0.4
FTRs	—	—	1.5	1.5
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.4	$0.1	$1.5	$2.0

Derivative liabilities
Natural gas contracts	$5.2	$—	$—	$5.2
Coal contracts	—	0.2	—	0.2
Total derivative liabilities	$5.2	$0.2	$—	$5.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2020	2019
Balance at the beginning of the period	$1.5	$4.4
Settlements	(1.1)	(2.4)
Balance at the end of the period	$0.4	$2.0

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$28.3	$30.4	$29.5
Long-term debt	2,759.5	3,322.9	2,759.2	3,209.5

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

03/31/2020 Form 10-Q	13	Wisconsin Electric Power Company

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

	March 31, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.6	$5.9	$0.4	$5.1
FTRs	0.4	—	1.5	—
Coal contracts	—	0.1	—	0.2
Total other current *	1.0	6.0	1.9	5.3

Other long-term
Natural gas contracts	0.3	—	—	0.1
Coal contracts	—	—	0.1	—
Total other long-term *	0.3	—	0.1	0.1
Total	$1.3	$6.0	$2.0	$5.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	19.1 Dth	$(6.9)	18.1 Dth	$(1.4)
FTRs	5.1 MWh	0.8	5.5 MWh	1.6
Total		$(6.1)		$0.2

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2020 and December 31, 2019, we had posted cash collateral of $7.6 million and $8.5 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2020			December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$1.3	$6.0		$2.0	$5.4
Gross amount not offset on the balance sheet	(0.9)	(5.9)	(1)	(0.4)	(5.2)	(2)
Net amount	$0.4	$0.1		$1.6	$0.2

(1)	Includes cash collateral posted of $5.0 million.

(2)	Includes cash collateral posted of $4.8 million.

03/31/2020 Form 10-Q	14	Wisconsin Electric Power Company

NOTE 11—GUARANTEES

As of March 31, 2020, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 12—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2020	2019
Service cost	$3.3	$3.8
Interest cost	9.5	11.5
Expected return on plan assets	(17.4)	(18.2)
Amortization of prior service cost	—	0.1
Amortization of net actuarial loss	9.1	7.2
Net periodic benefit cost	$4.5	$4.4

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2020	2019
Service cost	$1.1	$1.2
Interest cost	1.7	2.4
Expected return on plan assets	(3.9)	(3.5)
Amortization of prior service credit	(0.1)	(0.5)
Amortization of net actuarial gain	(2.4)	(0.4)
Net periodic benefit credit	$(3.6)	$(0.8)

During the three months ended March 31, 2020, we made contributions and payments of $1.5 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $2.1 million related to our pension plans and $0.3 million related to our OPEB plans during the remainder of 2020, dependent upon various factors affecting us, including our liquidity position and the continued effects of the Tax Legislation.

NOTE 13—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2020, we reported two segments, which are described below.

Our utility segment includes our electric utility operations, including steam operations, and our natural gas utility operations.

•
Our electric utility operations are engaged in the generation, distribution, and sale of electricity to customers in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, and northern Wisconsin. In addition, our steam operations produce, distribute, and sell steam to customers in metropolitan Milwaukee. Prior to April 1, 2019, we also provided electric service to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. This customer was transferred to UMERC on April 1, 2019.

•
Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in southeastern, east central, and northern Wisconsin.

No significant items were reported in the other segment during the three months ended March 31, 2020 and 2019.

03/31/2020 Form 10-Q	15	Wisconsin Electric Power Company

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

We have $20.2 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2020, were approximately $9.5 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision is expected later in 2020, and we expect that any subsequent EPA re-designation, if necessary, would take place in 2021. We believe we

03/31/2020 Form 10-Q	16	Wisconsin Electric Power Company

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE is required to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated in challenges brought in the D.C. Circuit Court of Appeals by 22 states (including Wisconsin), local governments, and certain nongovernmental organizations. Final briefs in this litigation are scheduled to be filed in August 2020, with oral arguments expected to follow. The Wisconsin Department of Natural Resources is working with state utilities and has begun the process of developing the implementation plan with respect to the ACE rule.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage. The EPA has reviewed comments and intends to take final action on the proposed rule later in 2020.

In April 2019, WEC Energy Group issued a climate report, which analyzes its GHG reduction goals with respect to international efforts to limit future global temperature increases to less than two degrees Celsius. WEC Energy Group will evaluate potential GHG reduction pathways as climate change policies and relevant technologies evolve over time.

WEC Energy Group continues to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term GHG emissions reductions. WEC Energy Group's current plan, which includes us, is to continue to work with its industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions. In 2019, WEC Energy Group met and exceeded its 2030 goal of reducing CO2 emissions by 40% below 2005 levels, and is re-evaluating its longer-term CO2 reduction goals. As a result of WEC Energy Group's generation reshaping plan, we retired approximately 1,500 MW of coal generation since the beginning of 2018, including the 2018 retirement of the Pleasant Prairie power plant as well as the March 2019 retirement of the PIPP. WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2019.

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

03/31/2020 Form 10-Q	17	Wisconsin Electric Power Company

We have received BTA determinations for OC 5 through OC 8 and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, final determinations will not be made until the discharge permit is renewed for this facility, which is expected to be in 2021. Until that time, we cannot determine what, if any, intake structure or operational modifications will be required to meet the new BTA requirements for this facility.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2020	December 31, 2019
Regulatory assets	$21.7	$22.1
Reserves for future environmental remediation *	12.1	12.1

*	Recorded within other long-term liabilities on our balance sheets.

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

03/31/2020 Form 10-Q	18	Wisconsin Electric Power Company

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$92.6	$94.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	24.1	14.7

NOTE 17—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. Wisconsin has declared a public health emergency and has issued a shelter-in-place order in response to the COVID-19 pandemic. In addition, on March 24, 2020, the PSCW issued two orders regarding certain actions to be taken for purposes of ensuring that essential utility services are available to our customers during the public health emergency.

The first order requires all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it requires utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service. The order will remain in effect during the public health emergency and until further notice from the PSCW.

In the second order, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral will only impact the recovery of uncollectible expense for our commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

As of March 31, 2020, we had not recorded any deferrals related to the COVID-19 pandemic. A limited number of expenditures have been identified, and we anticipate amounts will be deferred in the second quarter of 2020. We have begun to experience foregone revenues related to our inability to charge late fees as a result of the PSCW order, and will continue to evaluate future incremental costs and foregone revenues for potential recovery as they arise.

2020 and 2021 Rates

In March 2019, we filed an application with the PSCW to increase our retail electric, natural gas, and steam rates, effective January 1, 2020. In August 2019, we filed an application with the PSCW for approval of a settlement agreement entered into with certain intervenors to resolve several outstanding issues in our rate case. In December 2019, the PSCW issued a written order that approved the settlement agreement without material modification and addressed the remaining outstanding issues that were not included in the settlement agreement. The new rates became effective January 1, 2020. The final order reflects the following:

2020 Effective rate increase
Electric (1)	$15.3	million	/	0.5%
Gas (2)	$10.4	million	/	2.8%
Steam	$1.9	million	/	8.6%

ROE	10.0%

Common equity component average on a financial basis	52.5%

(1)
Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts to our customers. The rate order reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over two years, which results in approximately $65 million of tax benefits being amortized in each of 2020 and 2021. The unprotected deferred tax benefits

03/31/2020 Form 10-Q	19	Wisconsin Electric Power Company

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

2018 and 2019 Rates

During April 2017, we, along with Wisconsin Public Service Corporation and WG, filed an application with the PSCW for approval of a settlement agreement we made with several of our commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which froze base rates through 2019 for our electric, natural gas, and steam customers. Based on the PSCW order, our authorized ROE remained at 10.2% and our capital cost structure remained unchanged through 2019.

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

Liquefied Natural Gas Facility

In November 2019, we filed an application with the PSCW requesting approval to construct a LNG facility. If approved, the facility would provide us with approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. This facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. Commercial operation for the LNG facility is targeted for the end of 2023.

03/31/2020 Form 10-Q	20	Wisconsin Electric Power Company

Solar Generation Project

In August 2019, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of this project. Our share of the cost of this project is estimated to be $130 million. The PSCW issued a written order approving the acquisition of this project on March 6, 2020.

NOTE 18—NEW ACCOUNTING PRONOUNCEMENTS

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The adoption of ASU 2018-15, effective January 1, 2020, did not have a significant impact on our financial statements and related disclosures.

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans. The pronouncement modifies the disclosure requirements for defined benefit pension and OPEB plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. The guidance will be effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this pronouncement on the notes to our financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance will be effective for annual and interim periods beginning after December 15, 2020. We will adopt the new standard effective January 1, 2021, and do not expect the adoption to have a material impact on our financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

03/31/2020 Form 10-Q	21	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2019 Annual Report on Form 10-K.

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We conduct our business primarily through our utility reportable segment. See Note 13, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

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

As part of WEC Energy Group's commitment to invest in zero-carbon generation, we, along with an unaffiliated utility plan to acquire an ownership interest in a proposed utility-scale solar project, Badger Hollow Solar Farm II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of the project. The Public Service Commission of Wisconsin (PSCW) issued a written order approving the acquisition of this project in March 2020.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to our portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, in 2019, we constructed 5 MW of solar generation and we expect to construct more than that in 2020. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

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

03/31/2020 Form 10-Q	22	Wisconsin Electric Power Company

Below are a few examples of reliability projects that are proposed.

•
Subject to PSCW approval, we plan to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

•
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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes while meeting all applicable legal and regulatory requirements. We also strive to provide the best value to our customers and WEC Energy Group's shareholders by embracing constructive change, leveraging capabilities and expertise, and using creative solutions to meet or exceed our customers' expectations.

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

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by demonstrating personal responsibility for results, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

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

03/31/2020 Form 10-Q	23	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

Earnings

The following table compares our results for the first quarter of 2020 with the first quarter of 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Remaining Change B (W)
Operating revenues	$871.0	$960.8	$(89.8)	$25.4	$(115.2)
Cost of sales	289.2	357.2	68.0	—	68.0
Other operation and maintenance	204.6	258.9	54.3	15.3	39.0
Depreciation and amortization	104.5	96.0	(8.5)	—	(8.5)
Property and revenue taxes	25.7	25.8	0.1	—	0.1
Operating income	247.0	222.9	24.1	40.7	(16.6)
Other income, net	5.3	5.5	(0.2)	—	(0.2)
Interest expense	118.6	119.9	1.3	—	1.3
Income before income taxes	133.7	108.5	25.2	40.7	(15.5)
Income tax expense (benefit)	14.7	(6.5)	(21.2)	(40.7)	19.5
Preferred stock dividend requirements	0.3	0.3	—	—	—
Net income attributed to common shareholder	$118.7	$114.7	$4.0	$—	$4.0

Our earnings increased $4.0 million during the first quarter of 2020, compared with the same quarter in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the first quarter of 2019. We were flowing through the tax benefit of our repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholder. See Note 17, Regulatory Environment, for more information on the flow through of tax repairs. See below for additional information on the $4.0 million increase in our earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended March 31, 2020 and 2019 was $247.0 million and $222.9 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

03/31/2020 Form 10-Q	24	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Electric revenues	$731.6	$782.5	$(50.9)
Fuel and purchased power	214.4	239.3	24.9
Total electric margins	517.2	543.2	(26.0)

Natural gas revenues	139.4	178.3	(38.9)
Cost of natural gas sold	74.8	117.9	43.1
Total natural gas margins	64.6	60.4	4.2

Total electric and natural gas margins	581.8	603.6	(21.8)

Other operation and maintenance	204.6	258.9	54.3
Depreciation and amortization	104.5	96.0	(8.5)
Property and revenue taxes	25.7	25.8	0.1
Operating income	$247.0	$222.9	$24.1

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$73.8	$101.0	$27.2
Transmission (1)	84.4	66.7	(17.7)
We Power (2)	30.3	35.9	5.6
Regulatory amortizations and other pass through expenses (3)	16.1	24.8	8.7
Transmission expense related to the flow through of tax repairs (4)	—	15.3	15.3
Transmission expense related to Tax Legislation (5)	—	15.2	15.2
Total other operation and maintenance	$204.6	$258.9	$54.3

(1)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for our American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2020 and 2019, $78.6 million and $80.8 million, respectively, of costs were billed to us by transmission providers.

(2)
Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the first quarter of 2020 and 2019, $35.1 million and $30.8 million, respectively, of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)
Represents additional transmission expense recorded in 2019 associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)
Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

03/31/2020 Form 10-Q	25	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	1,886.2	1,989.5	(103.3)
Small commercial and industrial	2,091.7	2,163.3	(71.6)
Large commercial and industrial	1,631.5	2,019.8	(388.3)
Other	34.1	36.4	(2.3)
Total retail	5,643.5	6,209.0	(565.5)
Wholesale	265.3	446.6	(181.3)
Resale	1,797.3	1,094.3	703.0
Total sales in MWh	7,706.1	7,749.9	(43.8)

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	166.8	196.7	(29.9)
Commercial and industrial	90.9	104.6	(13.7)
Total retail	257.7	301.3	(43.6)
Transport	104.7	101.7	3.0
Total sales in therms	362.4	403.0	(40.6)

	Three Months Ended March 31
	Degree Days
Weather *	2020	2019	B (W)
Heating (3,319 Normal)	2,925	3,483	(16.0)%

*	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $26.0 million during the first quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the lower electric utility margins were:

•
A $29.2 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes the impact of the savings from the Tax Legislation, including unprotected tax benefits, that we agreed to return to customers through bill credits or reductions in other regulatory assets.

•
A $16.3 million decrease related to lower retail sales volumes, driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019. As measured by heating degree days, the first quarter of 2020 was 16.0% warmer than the same quarter in 2019.

•
A $5.4 million decrease in wholesale margins driven by lower sales volumes to UMERC. UMERC's new natural gas-fired generating units in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•
A $4.4 million decrease in margins related to Tilden, who owns an iron ore mine located in the Upper Peninsula of Michigan. Tilden was our customer but became a customer of UMERC after UMERC's new natural gas-fired generating units began commercial operation on March 31, 2019.

03/31/2020 Form 10-Q	26	Wisconsin Electric Power Company

These decreases in margins were partially offset by:

•
A $25.4 million increase in margins associated with the flow through of tax benefits of our repair-related deferred tax liabilities in 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•
A $6.7 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins increased $4.2 million during the first quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the increase in natural gas utility margins was a $10.5 million increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020, and includes the impact of the savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers. This increase was partially offset by a $7.2 million decrease in margins from lower retail sales volumes, driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019.

Operating Income

Operating income at the utility segment increased $24.1 million during the first quarter of 2020, compared with the same quarter in 2019. This increase was driven by $45.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $21.8 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the first quarter of 2020, compared with the same quarter in 2019, were:

•
A $15.3 million decrease in transmission expense related to the flow through of tax repairs in 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•
A $15.2 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above.

•	A $12.2 million decrease in benefit costs, primarily related to lower deferred compensation costs during the first quarter of 2020.

•	An $8.7 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•	A $5.6 million decrease in other operation and maintenance expense related to the We Power leases as discussed in the notes under the other operation and maintenance table above.

•	A $4.1 million decrease in electric and natural gas distribution expenses during the first quarter of 2020, partially driven by lower maintenance and storm restoration expense.

•	A $3.5 million decrease in other operation and maintenance expense related to our power plants, driven by lower operation and maintenance associated with the retirement of the PIPP in March 2019.

03/31/2020 Form 10-Q	27	Wisconsin Electric Power Company

These decreases in operating expenses were partially offset by:

•
A $17.7 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•
An $8.5 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Other Income, Net

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Allowance for funds used during construction – Equity	$1.5	$0.6	$0.9
Non-service components of net periodic benefit costs	3.9	1.7	2.2
Other, net	(0.1)	3.2	(3.3)
Other income, net	$5.3	$5.5	$(0.2)

Other income, net decreased $0.2 million during the first quarter of 2020, compared with the same quarter in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Partially offsetting this decrease was higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 12, Employee Benefits, for more information on our benefit costs.

Interest Expense

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Interest expense	$118.6	$119.9	$1.3

Income Tax Expense (Benefit)

	Three Months Ended March 31
	2020	2019	B (W)
Effective tax rate	11.0%	(6.0)%	(17.0)%

Our effective tax rate increased by 17.0% during the first quarter of 2020, compared with the same quarter in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the first quarter of 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. Neither of these items impacted earnings as they were offset in operating income. See Note 8, Income Taxes, and Note 17, Regulatory Environment, for more information.

We expect our 2020 annual effective tax rate to be between 11% and 12%, which includes an estimated 11% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 22% and 23%.

03/31/2020 Form 10-Q	28	Wisconsin Electric Power Company

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$247.2	$301.2	$(54.0)
Investing activities	(150.2)	(101.3)	(48.9)
Financing activities	(114.8)	(215.5)	100.7

Operating Activities

Net cash provided by operating activities decreased $54.0 million during the first quarter of 2020, compared with the same quarter in 2019, driven by a decrease in cash related to lower overall collections from customers. This decrease was partially driven by the impact of our rate order approved by the PSCW, effective January 1, 2020, including savings from the Tax Legislation. Lower sales volumes driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019, and the transfer of Tilden as a customer to UMERC, also contributed to this decrease. Tilden, the owner of an iron ore mine in the Upper Peninsula of Michigan, was our customer but became a customer of UMERC after UMERC's new natural gas-fired generating units began commercial operation on March 31, 2019.

Investing Activities

Net cash used in investing activities increased $48.9 million during the first quarter of 2020, compared with the same quarter in 2019, driven by an increase in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2020	2019	Change in 2020 Over 2019
Capital expenditures	$153.3	$102.4	$50.9

The increase in cash paid for capital expenditures during the first quarter of 2020, compared with the same quarter in 2019, was primarily driven by upgrades to our electric distribution system. This increase in cash paid for capital expenditures was partially offset by a decrease in cash paid for capital expenditures related to an information technology project created to improve our billing, call center, and credit collection functions during the first quarter of 2019.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities decreased $100.7 million during the first quarter of 2020, compared with the same quarter in 2019, driven by:

•	A $90.0 million increase in cash due to lower dividends paid to our parent during the first quarter of 2020, compared with the same quarter in 2019, to balance our capital structure.

•	An $18.9 million increase in cash related to lower net repayments of commercial paper during the first quarter of 2020, compared with the same quarter in 2019.

These increases in cash were partially offset by an $8.1 million increase in our principal payments for finance lease obligations in the first quarter of 2020, compared with the same quarter in 2019.

03/31/2020 Form 10-Q	29	Wisconsin Electric Power Company

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

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash. See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic.

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

Working Capital

Although not the case as of March 31, 2020, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

If we are unable to successfully take actions to manage any impacts from the COVID-19 pandemic and/or any additional adverse impacts of the Tax Legislation as a result of additional interpretations, regulations, amendments or technical corrections, these potential impacts could result in credit rating agencies placing our credit ratings on negative outlook or downgrading our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for additional information.

03/31/2020 Form 10-Q	30	Wisconsin Electric Power Company

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, additional changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, and the COVID-19 pandemic. Our estimated capital expenditures for the next three years are as follows:

(in millions)
2020	$701.9
2021	1,189.5
2022	926.7
Total	$2,818.1

The majority of spending consists of upgrading our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

Additionally, as part of our commitment to invest in zero-carbon generation, we, along with an unaffiliated utility received PSCW approval to acquire an ownership interest in a proposed utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of the project. Our share of the cost of this project is estimated to be $130 million. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Subject to PSCW approval, we plan to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. The cost of the project is estimated to be between $174-$180 million. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

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

See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for information on the potential impacts to our capital projects as a result of the COVID-19 pandemic.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 6, Short-Term Debt and Lines of Credit, Note 11, Guarantees, and Note 14, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the three months ended March 31, 2020.

03/31/2020 Form 10-Q	31	Wisconsin Electric Power Company

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2019 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Potential Impacts of Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in our service territory), and business shutdowns. Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets.

Liquidity and Financial Markets

Volatility and uncertainty in the financial markets and global economy have impacted us in a number of ways. Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures have had a mitigating effect on commercial paper rates and availability. In addition, the initial disruption in the long-term debt markets as a result of the COVID-19 pandemic has subsided.

Our overall liquidity position remains strong. As of March 31, 2020, we had available credit facilities in the amount of $424.0 million, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were 97.6% funded at December 31, 2019, with total plan assets of $1,323.1 million and total benefit obligations of $1,355.6 million. The recent volatility in global capital markets resulted in an approximate $116 million decrease in the value of long-term investments held in our pension and OPEB plan trusts during the quarter ended March 31, 2020. This decline in the value of the plan assets could result in higher pension and OPEB expense and additional future funding requirements.

We could also see earnings volatility associated with certain other benefit plans maintained by our parent, WEC Energy Group, primarily related to performance units granted to certain of our employees, and deferred compensation plans. Certain of the liabilities associated with the deferred compensation plans are indexed to mutual funds and WEC Energy Group common stock, and the liabilities associated with outstanding performance units are indexed to WEC Energy Group common stock. These liabilities are marked to fair value through earnings each period, with earnings increasing as market prices decrease.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. The economic disruption caused by the COVID-19 pandemic, including rising unemployment rates and the closing of non-essential businesses, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, in its March 24, 2020 order, the PSCW authorized the deferral of credit losses for our commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the related actions we have been required to take to ensure essential

03/31/2020 Form 10-Q	32	Wisconsin Electric Power Company

utility services are available to customers during this public health emergency. See Note 17, Regulatory Environment, for more information.

Loss of Business

We are beginning to see a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they are experiencing lower demand for their products and services, or have been prohibited from operating, as a result of the public health emergencies that have been declared across our service territories related to the COVID-19 pandemic. The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 public health emergency and the ability of our customers to resume normal operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the outbreak continues for an extended period of time and significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

We are not currently aware of any major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken enhanced precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols are being implemented for field employees who must travel to customer premises in order to protect these employees, our customers, and the public. We have modified or delayed our services to ensure compliance with social distancing recommendations until contact between our employees and customers is deemed safe.

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

Wisconsin has declared a public health emergency and has issued a shelter-in-place order in response to the COVID-19 pandemic. In addition, the PSCW has issued two orders regarding certain actions to be taken for purposes of ensuring that essential utility services are available to customers in our service territory during the public health emergency. See Note 17, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the PSCW orders.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2019 Annual Report on Form 10-K for a discussion of significant risks applicable to us.

03/31/2020 Form 10-Q	33	Wisconsin Electric Power Company

Environmental Matters

See Note 15, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate order issued by the PSCW in December 2019. See Note 17, Regulatory Environment, for more information on this rate order. The Michigan Public Service Commission also approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation. Tilden owns the iron ore mine located in the Upper Peninsula of Michigan that we provided retail electric service to prior to April 1, 2019. We are also working with the FERC to modify our formula rate tariff for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariff in 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 9, Fair Value Measurements, Note 10, Derivative Instruments, and Note 11, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2020 Form 10-Q	34	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2019 Annual Report on Form 10-K. See Note 15, Commitments and Contingencies, and Note 17, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 15, Commitments and Contingencies, and Note 17, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

The following risk factor is added to those disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K.

The recent COVID-19 outbreak could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in our service territory), and business shutdowns.

Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. In addition, we have temporarily suspended disconnections for non-payment by all customer classes. The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us, including reduced demand for energy, particularly from commercial and industrial customers; decreased revenue due to the inability to collect late fees; increased bad debt expense; impairment of our ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

Effects of COVID-19 on the U.S. capital markets may significantly impact us. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols are being implemented for required work in the field and within customer premises to protect our employees, customers, and the public.

Despite our efforts to manage the impacts of the COVID-19 pandemic, the extent to which COVID-19 may affect us depends on factors beyond our knowledge or control. Therefore, we are currently unable to determine what impact the COVID-19 pandemic may have on our business plans and operations, liquidity, financial condition, and results of operations, but will continue to monitor COVID-19 developments and modify our plans as conditions change.

03/31/2020 Form 10-Q	35	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2020 Form 10-Q	36	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 7, 2020	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2020 Form 10-Q	37	Wisconsin Electric Power Company