Form 10-Q
period 2020-06-30
WISCONSIN ELECTRIC POWER CO
filed 2020-08-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
June 30, 2020

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

06/30/2020 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
UMERC	Upper Michigan Energy Resources Corporation
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
RTR	Risk and Technology Review

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Farm II
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant

06/30/2020 Form 10-Q	ii	Wisconsin Electric Power Company

OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company
WHO	World Health Organization

06/30/2020 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2019 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political developments, unusual weather, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of the COVID-19 pandemic on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including the Tax Legislation as well as those that affect our ability to use production tax credits and investment tax credits;

•Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•Factors affecting the implementation of WEC Energy Group's CO2 emission reduction goals and generation reshaping plan, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing projects;

•The financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases;

•The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric

06/30/2020 Form 10-Q	1	Wisconsin Electric Power Company

generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry or us;

•Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;

•Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•The direct or indirect effect on our business resulting from terrorist attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

•The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•Advances in technology, and related legislation or regulation supporting the use of that technology, that result in competitive disadvantages and create the potential for impairment of existing assets;

•Potential business strategies to acquire and dispose of assets, which cannot be assured to be completed timely or within budgets;

•The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both integrating and continuing to consolidate WEC Energy Group's enterprise systems with those of its other utilities;

•The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

06/30/2020 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2020	2019	2020	2019
Operating revenues	$769.5	$791.7	$1,640.5	$1,752.5

Operating expenses
Cost of sales	235.6	253.5	524.8	610.7
Other operation and maintenance	214.3	234.3	418.9	493.2
Depreciation and amortization	106.2	95.2	210.7	191.2
Property and revenue taxes	24.8	26.1	50.5	51.9
Total operating expenses	580.9	609.1	1,204.9	1,347.0

Operating income	188.6	182.6	435.6	405.5

Other income, net	4.9	5.9	10.2	11.4
Interest expense	116.6	119.6	235.2	239.5
Other expense	(111.7)	(113.7)	(225.0)	(228.1)

Income before income taxes	76.9	68.9	210.6	177.4
Income tax expense (benefit)	6.0	(16.3)	20.7	(22.8)
Net income	70.9	85.2	189.9	200.2

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$70.6	$84.9	$189.3	$199.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$2.0	$19.1
Accounts receivable and unbilled revenues, net of reserves of $45.7 and $38.1, respectively	427.1	434.6
Accounts receivable from related parties	45.2	86.5
Materials, supplies, and inventories	220.0	229.8
Prepaid taxes	93.4	104.4
Other	18.6	33.6
Current assets	806.3	908.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,725.3 and $4,564.0, respectively	9,680.5	9,586.7
Regulatory assets	2,767.8	2,755.2
Other	100.6	110.9
Long-term assets	12,548.9	12,452.8
Total assets	$13,355.2	$13,360.8

Liabilities and Equity
Current liabilities
Short-term debt	$27.0	$115.5
Current portion of finance lease obligations	62.2	57.8
Accounts payable	231.0	267.6
Accounts payable to related parties	145.6	184.5
Accrued payroll and benefits	45.2	51.3
Accrued taxes	58.3	12.3
Other	99.0	105.6
Current liabilities	668.3	794.6

Long-term liabilities
Long-term debt	2,760.0	2,759.2
Finance lease obligations	2,796.9	2,783.1
Deferred income taxes	1,355.5	1,347.4
Regulatory liabilities	1,726.9	1,744.2
Pension and OPEB obligations	49.8	59.8
Other	271.5	281.0
Long-term liabilities	8,960.6	8,974.7

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	995.0	929.5
Retained earnings	2,368.0	2,298.7
Common shareholder's equity	3,695.9	3,561.1

Preferred stock	30.4	30.4
Total liabilities and equity	$13,355.2	$13,360.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2020	2019
Operating activities
Net income	$189.9	$200.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	210.7	191.2
Deferred income taxes and investment tax credits, net	(26.5)	(42.6)
Change in –
Accounts receivable and unbilled revenues	49.2	112.9
Materials, supplies, and inventories	9.8	13.4
Prepaid taxes	11.0	25.1
Other current assets	16.4	(9.2)
Accounts payable	(67.2)	(98.5)
Accrued taxes	46.0	(0.3)
Other current liabilities	(8.6)	(16.8)
Other, net	30.4	60.0
Net cash provided by operating activities	461.1	435.4

Investing activities
Capital expenditures	(311.1)	(230.4)
Other, net	5.4	5.1
Net cash used in investing activities	(305.7)	(225.3)

Financing activities
Change in short-term debt	(88.5)	(95.4)
Payments for finance lease obligations	(28.2)	(24.4)
Equity contribution from parent	65.0	105.0
Payment of dividends to parent	(120.0)	(210.0)
Other, net	(0.8)	(0.9)
Net cash used in financing activities	(172.5)	(225.7)

Net change in cash and cash equivalents	(17.1)	(15.6)
Cash and cash equivalents at beginning of period	19.1	20.2
Cash and cash equivalents at end of period	$2.0	$4.6

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2019	$332.9	$929.5	$2,298.7	$3,561.1	$30.4	$3,591.5
Net income attributed to common shareholder	—	—	118.7	118.7	—	118.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2020	$332.9	$930.0	$2,357.4	$3,620.3	$30.4	$3,650.7
Net income attributed to common shareholder	—	—	70.6	70.6	—	70.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	65.0	—	65.0	—	65.0
Balance at June 30, 2020	$332.9	$995.0	$2,368.0	$3,695.9	$30.4	$3,726.3

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2018	$332.9	$831.3	$2,296.6	$3,460.8	$30.4	$3,491.2
Net income attributed to common shareholder	—	—	114.7	114.7	—	114.7
Payment of dividends to parent	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2019	$332.9	$831.5	$2,261.3	$3,425.7	$30.4	$3,456.1
Net income attributed to common shareholder	—	—	84.9	84.9	—	84.9
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	105.0	—	105.0	—	105.0
Transfer of net assets to UMERC	—	(7.3)	—	(7.3)	—	(7.3)
Balance at June 30, 2019	$332.9	$929.2	$2,286.2	$3,548.3	$30.4	$3,578.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Wisconsin Electric Power Company
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Electric utility	$707.3	$723.7	$1,436.3	$1,502.5
Natural gas utility	61.9	64.7	200.9	242.6
Total revenues from contracts with customers	769.2	788.4	1,637.2	1,745.1
Other operating revenues	0.3	3.3	3.3	7.4
Total operating revenues	$769.5	$791.7	$1,640.5	$1,752.5

06/30/2020 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Residential	$312.4	$266.5	$607.4	$569.1
Small commercial and industrial	222.5	241.9	458.5	487.0
Large commercial and industrial	122.8	139.4	245.7	295.4
Other	4.6	4.9	9.7	10.5
Total retail revenues	662.3	652.7	1,321.3	1,362.0
Wholesale	18.0	20.1	37.7	49.0
Resale	22.0	41.8	61.2	73.1
Steam	4.1	4.3	12.5	14.4
Other utility revenues	0.9	4.8	3.6	4.0
Total electric utility operating revenues	$707.3	$723.7	$1,436.3	$1,502.5

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Residential	$39.2	$35.4	$138.7	$161.0
Commercial and industrial	13.0	14.1	57.3	75.0
Total retail revenues	52.2	49.5	196.0	236.0
Transport	3.5	2.9	8.5	7.2
Other utility revenues (1)	6.2	12.3	(3.6)	(0.6)
Total natural gas utility operating revenues	$61.9	$64.7	$200.9	$242.6

(1)Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Rental revenues	$1.6	$1.5	$2.3	$2.2
Late payment charges (1)	—	2.0	2.7	4.7
Alternative revenues (2)	(1.3)	(0.2)	(1.7)	0.5
Total other operating revenues	$0.3	$3.3	$3.3	$7.4

(1)The reduction in late payment charges is a result of a regulatory order from the PSCW in response to the COVID-19 pandemic, which includes the suspension of late payment charges during a designated time period. See Note 18, Regulatory Environment, for more information.

(2)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

06/30/2020 Form 10-Q	8	Wisconsin Electric Power Company

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2020.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. The increase recorded to our allowance for credit losses at June 30, 2020, specific to the economic risks associated with the COVID-19 pandemic not already reflected in our calculated reserve, was not significant. We will continue to monitor the economic impacts of COVID-19 and the resulting effects that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 18, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2020
Accounts receivable and unbilled revenues	$472.8
Allowance for credit losses	45.7
Accounts receivable and unbilled revenues, net (1)	$427.1

Total accounts receivable, net – past due greater than 90 days (1)	$41.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2020, $204.4 million, or 47.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, in its March 24, 2020 order, the PSCW authorized the deferral of credit losses for our commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the related actions we have been required to take to ensure essential utility services are available to customers during this public health emergency. As a result, our exposure to credit losses related to certain commercial and industrial accounts receivable and unbilled revenue balances were also mitigated by regulatory protections at June 30, 2020, but are not included in the percentages in the above table or this note as we continue to assess the impacts of the order. See Note 18, Regulatory Environment, for more information.

06/30/2020 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

(in millions)	Six Months Ended June 30, 2020
Balance at December 31, 2019	$38.1
Provision for credit losses	13.7
Provision for credit losses deferred for future recovery or refund	3.5
Write-offs charged against the allowance	(21.6)
Recoveries of amounts previously written off	12.0
Balance at June 30, 2020	$45.7

The increase in the allowance for credit losses was driven by an increase in past due accounts receivable balances from December 31, 2019 to June 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. However, as a result of the COVID-19 pandemic, we are still unable to disconnect any of our customers. See Note 18, Regulatory Environment, for more information.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	June 30, 2020	December 31, 2019
Regulatory assets
Finance leases	$958.7	$930.5
Plant retirements	776.6	788.8
Pension and OPEB costs	440.8	459.4
Income tax related items	398.6	403.2
SSR	138.8	151.5
Other, net	54.3	21.8
Total regulatory assets	$2,767.8	$2,755.2

(in millions)	June 30, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$847.3	$888.1
Removal costs	666.3	654.7
Pension and OPEB benefits	116.6	120.4
Electric transmission costs	54.6	38.6
Uncollectible expense	25.3	28.8
Energy costs refundable through rate adjustments	22.3	12.3
Other, net	9.2	13.3
Total regulatory liabilities	$1,741.6	$1,756.2

Balance sheet presentation
Other current liabilities	$14.7	$12.0
Regulatory liabilities	1,726.9	1,744.2
Total regulatory liabilities	$1,741.6	$1,756.2

06/30/2020 Form 10-Q	10	Wisconsin Electric Power Company

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2020	December 31, 2019
Commercial paper
Amount outstanding	$27.0	$115.5
Weighted-average interest rate on amounts outstanding	0.16%	2.03%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2020 was $82.8 million with a weighted-average interest rate during the period of 1.71%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2020
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.0
Commercial paper outstanding		27.0
Available capacity under existing credit facility		$472.0

NOTE 7—LEASES

See Note 12, Leases, in our 2019 Annual Report on Form 10-K for information related to the power plants we lease from We Power. As new capital projects are completed at these plants, our lease payments to We Power increase. In addition to increases in our lease payments to We Power, we also entered into lease agreements associated with our investment in Badger Hollow II in the second quarter of 2020, as discussed below.

We have partnered with an unaffiliated utility to construct the Badger Hollow II wind generation facility in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of this facility. The PSCW approved the acquisition of Badger Hollow II in March 2020 and commercial operation is targeted for December 2022.

Related to our investment in Badger Hollow II, we, along with an unaffiliated utility partner, entered into several land leases in Iowa County, Wisconsin that commenced in the second quarter of 2020. The leases are for a total of approximately 1,500 acres of land. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates.

Our total obligation under the land related finance leases for Badger Hollow II was $22.8 million at June 30, 2020, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance leases for Badger Hollow II were included in finance lease obligations on the balance sheets. Our finance lease right of use asset related to Badger Hollow II was $22.8 million as of June 30, 2020, and was included in property, plant, and equipment on our balance sheets.

In accordance with Accounting Standard Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Badger Hollow II leases resembles that of an operating lease, as amortization of the

06/30/2020 Form 10-Q	11	Wisconsin Electric Power Company

right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At June 30, 2020, our weighted-average discount rate for the Badger Hollow II finance leases was 3.44%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Badger Hollow II as of June 30, 2020, were as follows:

(in millions)
Six months ended December 31, 2020	$0.2
2021	0.3
2022	0.3
2023	0.7
2024	0.7
2025	0.7
Thereafter	55.0
Total minimum lease payments	57.9
Less:Interest	(35.1)
Present value of minimum lease payments	22.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$22.8

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2020	December 31, 2019
Materials and supplies	$152.3	$148.3
Fossil fuel	49.6	51.1
Natural gas in storage	18.1	30.4
Total	$220.0	$229.8

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$16.1	21.0%	$14.4	21.0%
State income taxes net of federal tax benefit	4.9	6.4%	4.5	6.6%
Tax repairs	—	—%	(30.5)	(44.3)%
Federal excess deferred tax amortization – Wisconsin unprotected	(9.4)	(12.2)%	—	—%
Federal excess deferred tax amortization	(5.1)	(6.7)%	(3.8)	(5.6)%
Wind production tax credits	(2.4)	(3.1)%	(2.2)	(3.2)%
Other	1.9	2.4%	1.3	1.8%
Total income tax expense (benefit)	$6.0	7.8%	$(16.3)	(23.7)%

06/30/2020 Form 10-Q	12	Wisconsin Electric Power Company

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$44.1	21.0%	$37.1	21.0%
State income taxes net of federal tax benefit	13.5	6.4%	11.6	6.6%
Tax repairs	1.3	0.6%	(60.1)	(33.9)%
Federal excess deferred tax amortization – Wisconsin unprotected	(22.9)	(10.9)%	—	—%
Federal excess deferred tax amortization	(12.4)	(5.9)%	(10.0)	(5.7)%
Wind production tax credits	(5.7)	(2.7)%	(5.0)	(2.8)%
Other	2.8	1.3%	3.6	1.9%
Total income tax expense (benefit)	$20.7	9.8%	$(22.8)	(12.9)%

The effective tax rates of 7.8% and 9.8% for the three and six months ended June 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and wind production tax credits drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The effective tax rates of (23.7)% and (12.9)% for the three and six months ended June 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and wind production tax credits, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

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

06/30/2020 Form 10-Q	13	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.1	$—	$—	$1.1
FTRs	—	—	2.8	2.8
Total derivative assets	$1.1	$—	$2.8	$3.9

Derivative liabilities
Natural gas contracts	$2.8	$—	$—	$2.8
Coal contracts	—	0.1	—	0.1
Total derivative liabilities	$2.8	$0.1	$—	$2.9

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$—	$—	$0.4
FTRs	—	—	1.5	1.5
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.4	$0.1	$1.5	$2.0

Derivative liabilities
Natural gas contracts	$5.2	$—	$—	$5.2
Coal contracts	—	0.2	—	0.2
Total derivative liabilities	$5.2	$0.2	$—	$5.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Balance at the beginning of the period	$0.4	$2.0	$1.5	$4.4
Purchases	3.1	6.8	3.1	6.8
Settlements	(0.7)	(3.0)	(1.8)	(5.4)
Balance at the end of the period	$2.8	$5.8	$2.8	$5.8

06/30/2020 Form 10-Q	14	Wisconsin Electric Power Company

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.1	$30.4	$29.5
Long-term debt	2,760.0	3,382.2	2,759.2	3,209.5

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

	June 30, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$0.7	$2.8	$0.4	$5.1
FTRs	2.8	—	1.5	—
Coal contracts	—	0.1	—	0.2
Total other current (1)	3.5	2.9	1.9	5.3

Other long-term
Natural gas contracts	0.4	—	—	0.1
Coal contracts	—	—	0.1	—
Total other long-term (1)	0.4	—	0.1	0.1
Total	$3.9	$2.9	$2.0	$5.4

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	14.0 Dth	$(4.4)	13.6 Dth	$(1.1)
FTRs	5.1 MWh	0.5	5.6 MWh	0.5
Total		$(3.9)		$(0.6)

06/30/2020 Form 10-Q	15	Wisconsin Electric Power Company

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	33.1 Dth	$(11.3)	31.7 Dth	$(2.5)
FTRs	10.2 MWh	1.3	11.1 MWh	2.1
Total		$(10.0)		$(0.4)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2020 and December 31, 2019, we had posted cash collateral of $5.9 million and $8.5 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2020			December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.9	$2.9		$2.0	$5.4
Gross amount not offset on the balance sheet	(0.8)	(2.8)	(1)	(0.4)	(5.2)	(2)
Net amount	$3.1	$0.1		$1.6	$0.2

(1)Includes cash collateral posted of $2.0 million.

(2)Includes cash collateral posted of $4.8 million.

NOTE 12—GUARANTEES

As of June 30, 2020, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Service cost	$2.9	$2.5	$6.2	$6.3
Interest cost	9.4	11.1	18.9	22.6
Expected return on plan assets	(17.3)	(18.0)	(34.7)	(36.2)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of net actuarial loss	9.8	6.8	18.9	14.0
Net periodic benefit cost	$4.8	$2.5	$9.3	$6.9

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Service cost	$1.0	$1.0	$2.1	$2.2
Interest cost	1.7	2.4	3.4	4.8
Expected return on plan assets	(3.9)	(3.6)	(7.8)	(7.1)
Amortization of prior service credit	(0.2)	(0.5)	(0.3)	(1.0)
Amortization of net actuarial gain	(2.9)	(0.7)	(5.3)	(1.1)
Net periodic benefit credit	$(4.3)	$(1.4)	$(7.9)	$(2.2)

06/30/2020 Form 10-Q	16	Wisconsin Electric Power Company

During the six months ended June 30, 2020, we made contributions and payments of $2.3 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $1.4 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2020, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 14—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2020, we reported two segments, which are described below.

Our utility segment includes our electric utility operations, including steam operations, and our natural gas utility operations.

•Our electric utility operations are engaged in the generation, distribution, and sale of electricity to customers in southeastern Wisconsin (including metropolitan Milwaukee), east central Wisconsin, and northern Wisconsin. In addition, our steam operations produce, distribute, and sell steam to customers in metropolitan Milwaukee. Prior to April 1, 2019, we also provided electric service to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. This customer was transferred to UMERC on April 1, 2019.

•Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers and the transportation of customer-owned natural gas in southeastern, east central, and northern Wisconsin.

No significant items were reported in the other segment during the three and six months ended June 30 2020 and 2019.

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

We have $18.0 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

06/30/2020 Form 10-Q	17	Wisconsin Electric Power Company

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2020, were approximately $9.3 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territory were designated as partial nonattainment with the 2015 standard: Kenosha and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply. The State of Wisconsin is currently working with stakeholders, including us, in developing regulations for inclusion in the state implementation plan required by the 2015 rule.

Mercury and Air Toxics Standards

In May 2020, the EPA finalized revisions to the Supplemental Cost Finding for the MATS rule as well as the CAA required RTR. The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the final rule, the emission standards and other requirements of the MATS rule first enacted in 2012 remain in place. The EPA did not remove coal- and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also determined that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the rule to have a material impact on our financial condition or results of operations.

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

06/30/2020 Form 10-Q	18	Wisconsin Electric Power Company

smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage. The EPA has reviewed comments and intends to take final action on the proposed rule later in 2020.

WEC Energy Group continues to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term GHG emissions reductions. In 2019, WEC Energy Group met and exceeded its 2030 goal of reducing CO2 emissions by 40% below 2005 levels. WEC Energy Group has re-evaluated its carbon reduction goals for its electric generation in light of this progress. As strategies to reduce GHG emissions continue to evolve, WEC Energy Group's updated plan, which includes us, is to work with elected officials, regulatory agencies, customers, environmental groups, and other stakeholders to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030. WEC Energy Group's long-term goal calls for its electric generation fleet to be net carbon neutral by 2050. As a result of WEC Energy Group's generation reshaping plan, we retired approximately 1,500 MW of coal generation since the beginning of 2018, including the 2018 retirement of the Pleasant Prairie power plant as well as the March 2019 retirement of the PIPP. WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2019.

Stationary Combustion Turbine Standards (Combustion Turbine Rule)

Effective in March 2020, the EPA issued a final regulation for National Air Standards for Hazardous Air Pollutants for Stationary Combustion Turbines. The Combustion Turbine Rule was issued to complete the RTR required by the CAA every five years, and applies only to combustion turbines constructed or reconstructed after January 14, 2003. The Combustion Turbine Rule clarifies certain performance testing, semi-annual and excess emission reporting requirements, implements electronic reporting requirements, and changes certain requirements applicable during startup, shutdown, and malfunction. We have evaluated the rule and do not expect the rule will have a material impact on our financial condition or results of operations.

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

We have received BTA determinations for OC 5 through OC 8 and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, final determinations will not be made until the discharge permit is renewed for this facility, which is expected to be in 2021. We anticipate that the permit renewal will include a final BTA determination to address all of the Section 316(b) rule requirements.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant additional costs to comply with this regulation.

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

06/30/2020 Form 10-Q	19	Wisconsin Electric Power Company

provision that exempts facility owners from the new BATW and wet FGD requirements for generating units that are retired by December 31, 2028. We expect the rule to be finalized in late 2020. In the meantime, we are currently evaluating what impact, if any, the proposed rule would have on our estimated compliance cost.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2020	December 31, 2019
Regulatory assets	$21.2	$22.1
Reserves for future environmental remediation (1)	12.1	12.1

(1)Recorded within other long-term liabilities on our balance sheets.

Enforcement and Litigation Matters

We are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although we are unable to predict the outcome of these matters, management believes that appropriate reserves have been established and that final settlement of these actions will not have a material impact on our financial condition or results of operations.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$233.8	$239.1
Cash paid for income taxes, net	—	10.6
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	27.8	6.6

NOTE 18—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. On March 24, 2020, the PSCW issued two orders regarding certain actions to be taken for purposes of ensuring that essential utility services were, and continue to be, available to our customers. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

06/30/2020 Form 10-Q	20	Wisconsin Electric Power Company

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral will only impact the recovery of uncollectible expense for our commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of June 30, 2020, our deferrals related to the COVID-19 pandemic were not significant.

On June 26, 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the initial March 24, 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. Utilities can elect to continue to waive all late fees until the end of 2020 or until they are able to implement the changes necessary to prevent late fees from being assessed on past due balances resulting from services provided during the declared health emergency. We are still currently waiving late fees. Utilities will also not be required to offer deferred payment arrangements to all customers after August 15, 2020. On July 24, 2020, the PSCW extended the moratorium on disconnections of residential customers until September 1, 2020.

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

(1)Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts to our customers. The rate order reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over two years, which results in approximately $65 million of tax benefits being amortized in each of 2020 and 2021. The unprotected deferred tax benefits related to the unrecovered balances of our recently retired plants and our SSR regulatory asset were used to reduce the related regulatory asset. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

(2)Amount includes certain deferred tax expense from the Tax Legislation. The rate order reflects all of the unprotected deferred tax expense from the Tax Legislation being amortized evenly over four years, which results in approximately $5 million of previously deferred tax expense being amortized each year. Unprotected deferred tax expense by its nature is eligible to be recovered from customers in a manner and timeline determined to be appropriate by the PSCW.

In accordance with our rate order, we filed an application with the PSCW on July 20, 2020 to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. The securitization will reduce the carrying costs for the $100 million, benefiting customers.

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

06/30/2020 Form 10-Q	21	Wisconsin Electric Power Company

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

Solar Generation Project

In August 2019, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of this project. Our share of the cost of this project is estimated to be $130 million. The PSCW issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2020 Form 10-Q	22	Wisconsin Electric Power Company

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance will be effective for annual and interim periods beginning after December 15, 2020. We plan to adopt the new standard effective January 1, 2021, and do not expect the adoption to have a material impact on our financial statements and related disclosures.

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

06/30/2020 Form 10-Q	23	Wisconsin Electric Power Company

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

Reshaping Our Generation Fleet

WEC Energy Group has developed and is executing a plan to reshape its generation portfolio. This plan balances reliability and customer cost with environmental stewardship. WEC Energy Group continues to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term greenhouse gas (GHG) emissions reductions. In 2019, WEC Energy Group met and exceeded its 2030 goal of reducing CO2 emissions by 40% below 2005 levels. WEC Energy Group has re-evaluated its carbon reduction goals for its electric generation in light of this progress. As strategies to reduce GHG emissions continue to evolve, WEC Energy Group's updated plan, which includes us, is to work with elected officials, regulatory agencies, customers, environmental groups, and other stakeholders to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030. WEC Energy Group's long-term goal calls for its electric generation fleet to be net carbon neutral by 2050. WEC Energy Group has already retired more than 1,800 MW of coal-fired generation since the beginning of 2018 across its electric utilities, and expects to continue adding natural gas-fired generating units and renewable generation, including utility-scale solar projects. This plan included the March 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant.

As part of WEC Energy Group's commitment to invest in zero-carbon generation, we have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow Solar Farm II (Badger Hollow II), that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of the project. The Public Service Commission of Wisconsin (PSCW) issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to our portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, in 2019, we constructed 5 MW of solar generation and expect to construct more than that in 2020. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

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

06/30/2020 Form 10-Q	24	Wisconsin Electric Power Company

Reliability

We have made significant reliability-related investments in recent years, and plan to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies being recognized in 2019 by PA Consulting Group, an independent consulting firm, as the most reliable utility in the Midwest for the ninth year in a row. We Energies is the trade name under which we and Wisconsin Gas LLC, another wholly owned subsidiary of WEC Energy Group, operate.

Below are a few examples of reliability projects that are proposed.

•We plan to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project, which was approved in a written order by the PSCW in June 2020, has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

•We plan to construct a liquefied natural gas (LNG) facility. Subject to PSCW approval, the facility would provide us with approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. This facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. Commercial operation for the LNG facility is targeted for the end of 2023.

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

06/30/2020 Form 10-Q	25	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020

Earnings

The following table compares our results for the second quarter of 2020 with the second quarter of 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Remaining Change B (W)
Operating revenues	$769.5	$791.7	$(22.2)	$25.5	$(47.7)
Cost of sales	235.6	253.5	17.9	—	17.9
Other operation and maintenance	214.3	234.3	20.0	16.5	3.5
Depreciation and amortization	106.2	95.2	(11.0)	—	(11.0)
Property and revenue taxes	24.8	26.1	1.3	—	1.3
Operating income	188.6	182.6	6.0	42.0	(36.0)
Other income, net	4.9	5.9	(1.0)	—	(1.0)
Interest expense	116.6	119.6	3.0	—	3.0
Income before income taxes	76.9	68.9	8.0	42.0	(34.0)
Income tax expense (benefit)	6.0	(16.3)	(22.3)	(42.0)	19.7
Preferred stock dividend requirements	0.3	0.3	—	—	—
Net income attributed to common shareholder	$70.6	$84.9	$(14.3)	$—	$(14.3)

Our earnings decreased $14.3 million during the second quarter of 2020, compared with the same quarter in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the second quarter of 2019. We were flowing through the tax benefit of our repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholder. See Note 18, Regulatory Environment, for more information on the flow through of tax repairs. See below for additional information on the $14.3 million decrease in our earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended June 30, 2020 and 2019 was $188.6 million and $182.6 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

06/30/2020 Form 10-Q	26	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Electric revenues	$707.7	$726.6	$(18.9)
Fuel and purchased power	206.6	218.1	11.5
Total electric margins	501.1	508.5	(7.4)

Natural gas revenues	61.8	65.1	(3.3)
Cost of natural gas sold	29.0	35.4	6.4
Total natural gas margins	32.8	29.7	3.1

Total electric and natural gas margins	533.9	538.2	(4.3)

Other operation and maintenance	214.3	234.3	20.0
Depreciation and amortization	106.2	95.2	(11.0)
Property and revenue taxes	24.8	26.1	1.3
Operating income	$188.6	$182.6	$6.0

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$82.1	$79.8	$(2.3)
Transmission (1)	84.5	62.6	(21.9)
We Power (2)	29.9	34.2	4.3
Regulatory amortizations and other pass through expenses (3)	17.8	23.7	5.9
Transmission expense related to the flow through of tax repairs (4)	—	16.5	16.5
Transmission expense related to Tax Legislation (5)	—	17.5	17.5
Total other operation and maintenance	$214.3	$234.3	$20.0

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2020 and 2019, $74.3 million and $80.5 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the three months ended June 30, 2020 and 2019, $25.5 million and $45.6 million, respectively, of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)Represents additional transmission expense recorded in 2019 associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

06/30/2020 Form 10-Q	27	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	1,981.0	1,682.0	299.0
Small commercial and industrial	1,861.3	2,048.4	(187.1)
Large commercial and industrial	1,463.6	1,693.2	(229.6)
Other	30.3	33.1	(2.8)
Total retail	5,336.2	5,456.7	(120.5)
Wholesale	225.5	296.6	(71.1)
Resale	1,147.2	1,604.5	(457.3)
Total sales in MWh	6,708.9	7,357.8	(648.9)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	59.9	55.9	4.0
Commercial and industrial	29.4	31.3	(1.9)
Total retail	89.3	87.2	2.1
Transport	65.0	79.3	(14.3)
Total sales in therms	154.3	166.5	(12.2)

	Three Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (926 Normal)	995	973	2.3%
Cooling (161 Normal)	223	76	193.4%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $7.4 million during the second quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the lower electric utility margins were:

•A $30.1 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $6.8 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These decreases in margins were partially offset by:

•A $25.5 million increase in margins associated with the negative impact of the flow through of tax benefits of our repair-related deferred tax liabilities during the second quarter of 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

06/30/2020 Form 10-Q	28	Wisconsin Electric Power Company

•A $4.5 million increase in margins related to higher residential sales volumes, driven by favorable weather during the second quarter of 2020, compared with the same quarter in 2019, as well as a shelter-in-place order issued by the state of Wisconsin related to the COVID-19 pandemic. As measured by cooling degree days, the second quarter of 2020 was 193.4% warmer than the same quarter in 2019. As measured by heating degree days, the second quarter of 2020 was 2.3% colder than the same quarter in 2019. This increase in margins was partially offset by a reduction driven by lower sales volumes for our commercial and industrial customers, primarily related to business interruptions and closings during the COVID-19 pandemic.

Natural Gas Utility Margins

Natural gas utility margins increased $3.1 million during the second quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the higher natural gas utility margins was an increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

Operating Income

Operating income at the utility segment increased $6.0 million during the second quarter of 2020, compared with the same quarter in 2019. This increase was driven by $10.3 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $4.3 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the second quarter of 2020, compared with the same quarter in 2019, were:

•A $17.5 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $16.5 million decrease in transmission expense related to the flow through of tax repairs during the second quarter of 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $5.9 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $4.3 million decrease in other operation and maintenance expense related to the We Power leases as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $21.9 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•An $11.0 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Other Income, Net

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Non-service components of net periodic benefit costs	$3.7	$2.6	$1.1
AFUDC – Equity	1.3	0.8	0.5
Other, net	(0.1)	2.5	(2.6)
Other income, net	$4.9	$5.9	$(1.0)

06/30/2020 Form 10-Q	29	Wisconsin Electric Power Company

Other income, net decreased $1.0 million during the second quarter of 2020, compared with the same quarter in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Partially offsetting this decrease was higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 13, Employee Benefits, for more information on our benefit costs.

Interest Expense

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Interest expense	$116.6	$119.6	$3.0

Interest expense decreased $3.0 million during the second quarter of 2020, compared with the same quarter in 2019, primarily due to the lower interest rate on the long-term debt issued in December 2019, which was used to repay maturing long-term debt that had a higher interest rate.

Income Tax Expense (Benefit)

	Three Months Ended June 30
	2020	2019	B (W)
Effective tax rate	7.8%	(23.7)%	(31.5)%

Our effective tax rate increased by 31.5% during the second quarter of 2020, compared with the same quarter in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the second quarter of 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. These items did not impact earnings as they were offset in operating income. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

SIX MONTHS ENDED JUNE 30, 2020

Earnings

The following table compares our results for the six months ended June 30, 2020 with the six months ended June 30, 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Remaining Change B (W)
Operating revenues	$1,640.5	$1,752.5	$(112.0)	$50.9	$(162.9)
Cost of sales	524.8	610.7	85.9	—	85.9
Other operation and maintenance	418.9	493.2	74.3	31.8	42.5
Depreciation and amortization	210.7	191.2	(19.5)	—	(19.5)
Property and revenue taxes	50.5	51.9	1.4	—	1.4
Operating income	435.6	405.5	30.1	82.7	(52.6)
Other income, net	10.2	11.4	(1.2)	—	(1.2)
Interest expense	235.2	239.5	4.3	—	4.3
Income before income taxes	210.6	177.4	33.2	82.7	(49.5)
Income tax expense (benefit)	20.7	(22.8)	(43.5)	(82.7)	39.2
Preferred stock dividend requirements	0.6	0.6	—	—	—
Net income attributed to common shareholder	$189.3	$199.6	$(10.3)	$—	$(10.3)

06/30/2020 Form 10-Q	30	Wisconsin Electric Power Company

Our earnings decreased $10.3 million during the six months ended June 30, 2020, compared with the same period in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the six months ended June 30, 2019. We were flowing through the tax benefit of our repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholder. See below for additional information on the $10.3 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the six months ended June 30, 2020 and 2019 was $435.6 million and $405.5 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Electric revenues	$1,439.3	$1,509.1	$(69.8)
Fuel and purchased power	421.0	457.4	36.4
Total electric margins	1,018.3	1,051.7	(33.4)

Natural gas revenues	201.2	243.4	(42.2)
Cost of natural gas sold	103.8	153.3	49.5
Total natural gas margins	97.4	90.1	7.3

Total electric and natural gas margins	1,115.7	1,141.8	(26.1)

Other operation and maintenance	418.9	493.2	74.3
Depreciation and amortization	210.7	191.2	(19.5)
Property and revenue taxes	50.5	51.9	1.4
Operating income	$435.6	$405.5	$30.1

06/30/2020 Form 10-Q	31	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$155.9	$180.8	$24.9
Transmission (1)	168.9	129.3	(39.6)
We Power (2)	60.2	70.1	9.9
Regulatory amortizations and other pass through expenses (3)	33.9	48.5	14.6
Transmission expense related to the flow through of tax repairs (4)	—	31.8	31.8
Transmission expense related to Tax Legislation (5)	—	32.7	32.7
Total other operation and maintenance	$418.9	$493.2	$74.3

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2020 and 2019, $152.9 million and $161.3 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2020 and 2019, $60.6 million and $76.4 million, respectively, of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)Represents additional transmission expense recorded in 2019 associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	3,867.2	3,671.5	195.7
Small commercial and industrial	3,953.0	4,211.7	(258.7)
Large commercial and industrial	3,095.1	3,713.0	(617.9)
Other	64.4	69.5	(5.1)
Total retail	10,979.7	11,665.7	(686.0)
Wholesale	490.8	743.2	(252.4)
Resale	2,944.5	2,698.8	245.7
Total sales in MWh	14,415.0	15,107.7	(692.7)

06/30/2020 Form 10-Q	32	Wisconsin Electric Power Company

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	226.7	252.6	(25.9)
Commercial and industrial	120.3	135.9	(15.6)
Total retail	347.0	388.5	(41.5)
Transport	169.7	181.0	(11.3)
Total sales in therms	516.7	569.5	(52.8)

	Six Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (4,245 Normal)	3,920	4,456	(12.0)%
Cooling (161 Normal)	223	76	193.4%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $33.4 million during the six months ended June 30, 2020, compared with the same period in 2019. The significant factors impacting the lower electric utility margins were:

•A $59.2 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $19.0 million net decrease in margins related to lower retail sales volumes, including the impact of weather. We recognized a $30.3 million net reduction in margins related to lower retail sales volumes driven by the COVID-19 pandemic. Sales volumes for our commercial and industrial customers decreased, primarily related to business interruptions and closings, while residential sales volumes increased. These changes in volumes were both driven by a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic. This net decrease from sales volumes was partially offset by an $11.3 million increase in margins related to favorable weather during the six months ended June 30, 2020, compared with the same period in 2019.

•A $7.6 million decrease in margins driven by lower wholesale sales volumes, driven by lower sales to UMERC. UMERC's new natural gas-fired generating units in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•A $5.7 million decrease in margins related to lower pole attachment revenues, driven by new Federal Communications Commission regulations.

•A $4.4 million decrease in margins related to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. Tilden was our customer but became a customer of UMERC after UMERC's new natural gas-fired generating units began commercial operation on March 31, 2019.

These decreases in margins were partially offset by:

•A $50.9 million increase in margins associated with the negative impact of the flow through of tax benefits of our repair-related deferred tax liabilities during the six months ended June 30, 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

06/30/2020 Form 10-Q	33	Wisconsin Electric Power Company

•An $11.7 million increase in margins related to non-monitored fuel costs driven by a change in the PSCW's 2019 rate order, which includes fixed gas costs as part of monitored fuel and purchased power costs effective January 1, 2020.

Natural Gas Utility Margins

Natural gas utility margins increased $7.3 million during the six months ended June 30, 2020, compared with the same period in 2019. The most significant factor impacting the higher natural gas utility margins was a $12.9 million increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes. This increase was partially offset by a $6.8 million decrease in margins from lower retail sales volumes, driven by warmer winter weather during 2020. As measured by heating degree days, the six months ended June 30, 2020 was 12.0% warmer than the same period in 2019.

Operating Income

Operating income at the utility segment increased $30.1 million during the six months ended June 30, 2020, compared with the same period in 2019. The increase was driven by $56.2 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $26.1 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the six months ended June 30, 2020, compared with the same period in 2019, were:

•A $32.7 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $31.8 million decrease in transmission expense related to the flow through of tax repairs during the second quarter of 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $14.6 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $13.4 million net decrease in benefit costs, primarily due to lower deferred compensation costs in 2020.

•A $9.9 million decrease in other operation and maintenance expense related to the We Power leases as discussed in the notes under the other operation and maintenance table above.

•An $8.2 million decrease in electric and natural gas distribution expenses, partially driven by lower maintenance and storm restoration expense.

•A $3.2 million decrease in other operation and maintenance expense, driven by the retirement of PIPP in March 2019 and reduced operation of the OCPP.

These decreases in operating expenses were partially offset by:

•A $39.6 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•A $19.5 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

06/30/2020 Form 10-Q	34	Wisconsin Electric Power Company

Other Income, Net

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Non-service components of net periodic benefit costs	$7.6	$4.3	$3.3
AFUDC – Equity	2.8	1.4	1.4
Other	(0.2)	5.7	(5.9)
Other income, net	$10.2	$11.4	$(1.2)

Other income, net decreased $1.2 million during the six months ended June 30, 2020, compared with the same period in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Partially offsetting this decrease was higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Interest expense	$235.2	$239.5	$4.3

Interest expense decreased $4.3 million during the six months ended June 30, 2020, compared with the same period in 2019, primarily due to the lower interest rate on the long-term debt issued in December 2019, which was used to repay maturing long-term debt that had a higher interest rate.

Income Tax Expense (Benefit)

	Six Months Ended June 30
	2020	2019	B (W)
Effective tax rate	9.8%	(12.9)%	(22.7)%

Our effective tax rate increased by 22.7% during the six months ended June 30, 2020, compared with the same period in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the six months ended June 30, 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. These items did not impact earnings as they were offset in operating income.

We expect our 2020 annual effective tax rate to be between 11% and 12%, which includes an estimated 11% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 22% and 23%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$461.1	$435.4	$25.7
Investing activities	(305.7)	(225.3)	(80.4)
Financing activities	(172.5)	(225.7)	53.2

06/30/2020 Form 10-Q	35	Wisconsin Electric Power Company

Operating Activities

Net cash provided by operating activities increased $25.7 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•A $46.3 million increase in cash related to lower payments for fuel and purchased power at our plants during the six months ended June 30, 2020, compared with the same period in 2019. Our payments for fuel and purchased power decreased due to the retirement of PIPP in March 2019 and lower sales volumes. The lower sales volumes were driven by both warmer winter weather during 2020 as well as business interruptions and closings during the COVID-19 pandemic.

•A $38.5 million increase in cash from lower payments for other operation and maintenance expenses. During the six months ended June 30, 2020, compared with the same period in 2019, our payments were lower for benefits, electric and natural gas distribution expenses, operating and maintenance at our plants, and transmission. See Results of Operations – Utility Segment Contribution to Operating Income for the six months ended June 30, 2020 for more information.

•A $10.6 million increase in cash related to the payment of income taxes during the six months ended June 30, 2019. There were no payments of income taxes during the six months ended June 30, 2020 as a result of the extension of the estimated payment due date to July 15, 2020 due to the COVID-19 pandemic.

These increases in net cash provided by operating activities were partially offset by a $71.2 million decrease in cash related to lower overall collections from customers. This decrease was partially driven by the impact of our rate order approved by the PSCW, effective January 1, 2020, including savings from the Tax Legislation, which we agreed to return to customers. Lower sales volumes driven by both warmer winter weather during 2020 and business interruptions and closings during the COVID-19 pandemic, as well as the transfer of Tilden as a customer to UMERC, also contributed to this decrease. Tilden, the owner of an iron ore mine in the Upper Peninsula of Michigan, was our customer but became a customer of UMERC after UMERC's new natural gas-fired generating units began commercial operation on March 31, 2019.

Investing Activities

Net cash used in investing activities increased $80.4 million during six months ended June 30, 2020, compared with the same period in 2019, driven by an increase in cash paid for capital expenditures, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2020	2019	Change in 2020 Over 2019
Capital expenditures	$311.1	$230.4	$80.7

The increase in cash paid for capital expenditures during the six months ended June 30, 2020, compared with the same period in 2019, was primarily driven by upgrades to our electric and natural gas distribution systems as well as capital expenditures related to our Badger Hollow II project.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities decreased $53.2 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•A $90.0 million increase in cash due to lower dividends paid to our parent during the six months ended June 30, 2020, compared with the same period in 2019, to balance our capital structure.

•A $6.9 million increase in cash related to lower net repayments of commercial paper during the six months ended June 30, 2020, compared with the same period in 2019.

06/30/2020 Form 10-Q	36	Wisconsin Electric Power Company

These increases in cash were partially offset by:

•A $40.0 million decrease in equity contributions received from our parent during the six months ended June 30, 2020, compared with the same period in 2019, to balance our capital structure.

•A $3.8 million increase in our principal payments for finance lease obligations during the six months ended June 30, 2020, compared with the same period in 2019.

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

We currently have access to the capital markets and have been able to generate funds internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic.

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

Working Capital

Although not the case as of June 30, 2020, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody's Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2020 Form 10-Q	37	Wisconsin Electric Power Company

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

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

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

Additionally, as part of our commitment to invest in zero-carbon generation, we have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the output of the project. The PSCW issued a written order approving the acquisition of this project in March 2020. Our share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for December 2022. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

We plan to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project, which was approved in a written order by the PSCW in June 2020, has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. The cost of the project is estimated to be between $174 and $180 million. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

We plan to construct a LNG facility. Subject to PSCW approval, the facility will provide us with approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. The facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. Commercial operation for the LNG facility is targeted for the end of 2023.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for information on the impacts to our capital projects as a result of the COVID-19 pandemic.

06/30/2020 Form 10-Q	38	Wisconsin Electric Power Company

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2020.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place order that was in effect for Wisconsin has expired, similar orders could be adopted in the future depending on how the virus continues to spread. Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. See Item 1A. Risk Factors for more information on our risks related to COVID-19.

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
Our overall liquidity position remains strong. As of June 30, 2020, we had $472.0 million available under our credit facility, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were 97.6% funded at December 31, 2019, with total plan assets of $1,323.1 million and total benefit obligations of $1,355.6 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses recorded during the early stages of the pandemic in the first quarter of 2020 were substantially reversed in the second quarter in response to government stimulus and relief efforts and the gradual reopening of businesses. During the six months ended June 30, 2020, we recognized a $3 million decrease in the value of long-term investments held in our pension and OPEB plan trusts as second quarter gains nearly offset first quarter losses.

We could still see earnings volatility associated with certain other benefit plans maintained by our parent, WEC Energy Group, primarily related to performance units granted to certain of our employees, and deferred compensation plans. Certain of the liabilities associated with the deferred compensation plans are indexed to mutual funds and WEC Energy Group common stock, and

06/30/2020 Form 10-Q	39	Wisconsin Electric Power Company

the liabilities associated with outstanding performance units are indexed to WEC Energy Group common stock. These liabilities are marked to fair value through earnings each period, with earnings increasing as market prices decrease.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including rising unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, in its March 24, 2020 order, the PSCW authorized the deferral of credit losses for our commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the related actions we have been required to take to ensure essential utility services are available to customers during this public health emergency. See Note 18, Regulatory Environment, for more information.

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they are experiencing lower demand for their products and services, or were prohibited from operating during much of the second quarter, as a result of the COVID-19 pandemic. Many businesses in our service territory still are not operating at full capacity.The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the pandemic continues for an extended period of time and significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

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

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

06/30/2020 Form 10-Q	40	Wisconsin Electric Power Company

Regulatory Environment

The PSCW has issued written orders regarding certain actions to be taken for purposes of ensuring that essential utility services are available to our customers during the COVID-19 pandemic. See Note 18, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

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

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate order issued by the PSCW in December 2019. See Note 18, Regulatory Environment, for more information on our December 2019 rate order. The Michigan Public Service Commission also approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation. Tilden owns the iron ore mine located in the Upper Peninsula of Michigan that we provided retail electric service to prior to April 1, 2019. We are also working with the FERC to modify our formula rate tariff for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariff later in 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 10, Fair Value Measurements, Note 11, Derivative Instruments, and Note 12, Guarantees, in this report for information concerning our market risk exposures.

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

06/30/2020 Form 10-Q	41	Wisconsin Electric Power Company

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2020 Form 10-Q	42	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2019 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements those risk factors disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K and Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines and limitations on business operations. Although the shelter-in-place order that was in effect in Wisconsin has expired, similar orders could be adopted in the future depending on how the virus continues to spread.

Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. In addition, we are continuing to temporarily suspend disconnections for non-payment by certain customer classes. The effects of the continued outbreak of COVID-19 and related government responses have included, and may continue to include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could continue to have a variety of adverse impacts on us, including continued reductions in demand for energy, particularly from commercial and industrial customers; impairment of goodwill or long-lived assets; continued decreases in revenue due to the inability to collect late fees; increased bad debt expense; impairment of our ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

Any additional effects of COVID-19 on the U.S. capital markets may significantly impact us. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols have been implemented for work in the field and within customer premises to protect our employees, customers, and the public.

Despite our efforts to manage the impacts of the COVID-19 pandemic, the extent to which COVID-19 may continue to affect us depends on factors beyond our knowledge or control. Therefore, we are currently unable to determine what additional impact the COVID-19 pandemic may have on our business plans and operations, liquidity, financial condition, and results of operations, but will continue to monitor COVID-19 developments and modify our plans as conditions change.

06/30/2020 Form 10-Q	43	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2020 Form 10-Q	44	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 6, 2020	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2020 Form 10-Q	45	Wisconsin Electric Power Company