Form 10-Q
period 2020-09-30
WISCONSIN ELECTRIC POWER CO
filed 2020-11-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
September 30, 2020

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

09/30/2020 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
UMERC	Upper Michigan Energy Resources Corporation
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WG	Wisconsin Gas LLC

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
RTR	Risk and Technology Review
The Combustion Turbine Rule	National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas

09/30/2020 Form 10-Q	ii	Wisconsin Electric Power Company

MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company
WHO	World Health Organization

09/30/2020 Form 10-Q	iii	Wisconsin Electric Power Company

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

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals, and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing generation projects;

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

09/30/2020 Form 10-Q	1	Wisconsin Electric Power Company

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

09/30/2020 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2020	2019	2020	2019
Operating revenues	$900.2	$884.1	$2,540.7	$2,636.6

Operating expenses
Cost of sales	297.9	300.6	822.7	911.3
Other operation and maintenance	221.9	260.1	640.8	753.3
Depreciation and amortization	107.7	96.2	318.4	287.4
Property and revenue taxes	28.1	26.1	78.6	78.0
Total operating expenses	655.6	683.0	1,860.5	2,030.0

Operating income	244.6	201.1	680.2	606.6

Other income, net	5.7	5.8	15.9	17.2
Interest expense	116.3	119.3	351.5	358.8
Other expense	(110.6)	(113.5)	(335.6)	(341.6)

Income before income taxes	134.0	87.6	344.6	265.0
Income tax expense (benefit)	19.1	(13.3)	39.8	(36.1)
Net income	114.9	100.9	304.8	301.1

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$114.6	$100.6	$303.9	$300.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1.9	$19.1
Accounts receivable and unbilled revenues, net of reserves of $52.1 and $38.1, respectively	433.0	434.6
Accounts receivable from related parties	78.8	86.5
Materials, supplies, and inventories	230.1	229.8
Prepaid taxes	69.9	104.4
Other	20.9	33.6
Current assets	834.6	908.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,806.3 and $4,564.0, respectively	9,726.5	9,586.7
Regulatory assets	2,751.0	2,755.2
Other	111.4	110.9
Long-term assets	12,588.9	12,452.8
Total assets	$13,423.5	$13,360.8

Liabilities and Equity
Current liabilities
Short-term debt	$—	$115.5
Current portion of long-term debt	300.0	—
Current portion of finance lease obligations	64.6	57.8
Accounts payable	239.6	267.6
Accounts payable to related parties	144.9	184.5
Accrued payroll and benefits	44.7	51.3
Other	145.2	117.9
Current liabilities	939.0	794.6

Long-term liabilities
Long-term debt	2,460.6	2,759.2
Finance lease obligations	2,789.8	2,783.1
Deferred income taxes	1,361.3	1,347.4
Regulatory liabilities	1,707.2	1,744.2
Pension and OPEB obligations	45.0	59.8
Other	274.6	281.0
Long-term liabilities	8,638.5	8,974.7

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,060.1	929.5
Retained earnings	2,422.6	2,298.7
Common shareholder's equity	3,815.6	3,561.1

Preferred stock	30.4	30.4
Total liabilities and equity	$13,423.5	$13,360.8

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2020	2019
Operating activities
Net income	$304.8	$301.1
Reconciliation to cash provided by operating activities
Depreciation and amortization	318.4	287.4
Deferred income taxes and investment tax credits, net	(43.4)	(98.3)
Contributions and payments related to pension and OPEB plans	(3.4)	(4.6)
Change in –
Accounts receivable and unbilled revenues, net	30.6	124.0
Prepaid taxes	34.5	53.0
Other current assets	19.8	8.4
Accounts payable	(69.6)	(96.0)
Other current liabilities	21.4	(4.1)
Other, net	31.3	102.2
Net cash provided by operating activities	644.4	673.1

Investing activities
Capital expenditures	(462.8)	(395.0)
Other, net	10.8	8.7
Net cash used in investing activities	(452.0)	(386.3)

Financing activities
Change in short-term debt	(115.5)	(97.9)
Payments for finance lease obligations	(43.0)	(37.2)
Equity contribution from parent	130.0	105.0
Payment of dividends to parent	(180.0)	(270.0)
Other, net	(1.1)	(1.2)
Net cash used in financing activities	(209.6)	(301.3)

Net change in cash and cash equivalents	(17.2)	(14.5)
Cash and cash equivalents at beginning of period	19.1	20.2
Cash and cash equivalents at end of period	$1.9	$5.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2019	$332.9	$929.5	$2,298.7	$3,561.1	$30.4	$3,591.5
Net income attributed to common shareholder	—	—	118.7	118.7	—	118.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2020	$332.9	$930.0	$2,357.4	$3,620.3	$30.4	$3,650.7
Net income attributed to common shareholder	—	—	70.6	70.6	—	70.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	65.0	—	65.0	—	65.0
Balance at June 30, 2020	$332.9	$995.0	$2,368.0	$3,695.9	$30.4	$3,726.3
Net income attributed to common shareholder	—	—	114.6	114.6	—	114.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	65.0	—	65.0	—	65.0
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at September 30, 2020	$332.9	$1,060.1	$2,422.6	$3,815.6	$30.4	$3,846.0

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2018	$332.9	$831.3	$2,296.6	$3,460.8	$30.4	$3,491.2
Net income attributed to common shareholder	—	—	114.7	114.7	—	114.7
Payment of dividends to parent	—	—	(150.0)	(150.0)	—	(150.0)
Stock-based compensation and other	—	0.2	—	0.2	—	0.2
Balance at March 31, 2019	$332.9	$831.5	$2,261.3	$3,425.7	$30.4	$3,456.1
Net income attributed to common shareholder	—	—	84.9	84.9	—	84.9
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	105.0	—	105.0	—	105.0
Transfer of net assets to UMERC	—	(7.3)	—	(7.3)	—	(7.3)
Balance at June 30, 2019	$332.9	$929.2	$2,286.2	$3,548.3	$30.4	$3,578.7
Net income attributed to common shareholder	—	—	100.6	100.6	—	100.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.2	—	0.2	$—	$0.2
Balance at September 30, 2019	$332.9	$929.4	$2,326.8	$3,589.1	$30.4	$3,619.5

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Wisconsin Electric Power Company
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Electric utility	$853.2	$840.9	$2,289.5	$2,343.4
Natural gas utility	44.7	41.3	245.6	283.9
Total revenues from contracts with customers	897.9	882.2	2,535.1	2,627.3
Other operating revenues	2.3	1.9	5.6	9.3
Total operating revenues	$900.2	$884.1	$2,540.7	$2,636.6

09/30/2020 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Residential	$373.8	$345.8	$981.2	$914.9
Small commercial and industrial	265.3	277.7	723.8	764.7
Large commercial and industrial	159.4	155.0	405.1	450.4
Other	4.5	4.7	14.2	15.2
Total retail revenues	803.0	783.2	2,124.3	2,145.2
Wholesale	19.2	24.4	56.9	73.4
Resale	29.1	22.8	90.3	95.9
Steam	2.5	2.4	15.0	16.8
Other utility revenues	(0.6)	8.1	3.0	12.1
Total electric utility operating revenues	$853.2	$840.9	$2,289.5	$2,343.4

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Residential	$23.7	$20.5	$162.4	$181.5
Commercial and industrial	7.1	7.3	64.4	82.3
Total retail revenues	30.8	27.8	226.8	263.8
Transport	3.2	2.5	11.7	9.7
Other utility revenues (1)	10.7	11.0	7.1	10.4
Total natural gas utility operating revenues	$44.7	$41.3	$245.6	$283.9

(1)Includes amounts collected from customers for purchased gas adjustment costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Late payment charges (1)	$0.7	$1.6	$3.4	$6.3
Rental revenues	0.3	0.4	2.6	2.6
Alternative revenues (2)	1.3	(0.1)	(0.4)	0.4
Total other operating revenues	$2.3	$1.9	$5.6	$9.3

(1)The reduction in late payment charges is a result of a regulatory order from the PSCW in response to the COVID-19 pandemic, which includes the suspension of late payment charges during a designated time period. See Note 19, Regulatory Environment, for more information.

(2)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

09/30/2020 Form 10-Q	8	Wisconsin Electric Power Company

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2020.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. The incremental reserve included within our allowance for credit losses at September 30, 2020, specific to the economic risks associated with the COVID-19 pandemic, was not significant. We will continue to monitor the economic impacts of COVID-19 and the resulting effects that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 19, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2020
Accounts receivable and unbilled revenues	$485.1
Allowance for credit losses	52.1
Accounts receivable and unbilled revenues, net (1)	$433.0

Total accounts receivable, net – past due greater than 90 days (1)	$41.9
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.7%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2020, $208.4 million, or 48.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our September 30, 2020 accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentage in the above table or this note. See Note 19, Regulatory Environment, for more information on these orders.

09/30/2020 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses for the three and nine months ended September 30, 2020, is included below:

(in millions)	Three Months Ended September 30, 2020
Balance at June 30, 2020	$45.7
Provision for credit losses	7.7
Provision for credit losses deferred for future recovery or refund	2.9
Write-offs charged against the allowance	(9.0)
Recoveries of amounts previously written off	4.8
Balance at September 30, 2020	$52.1

(in millions)	Nine Months Ended September 30, 2020
Balance at December 31, 2019	$38.1
Provision for credit losses	21.4
Provision for credit losses deferred for future recovery or refund	6.4
Write-offs charged against the allowance	(30.6)
Recoveries of amounts previously written off	16.8
Balance at September 30, 2020	$52.1

The increase in our allowance for credit losses in 2020 was driven by an increase in past due accounts receivable balances from December 31, 2019 to September 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. However, as a result of the COVID-19 pandemic and related regulatory orders we have received, we were also unable to disconnect any of our customers during the second and third quarters of 2020. See Note 19, Regulatory Environment, for more information.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	September 30, 2020	December 31, 2019
Regulatory assets
Finance leases	$972.3	$930.5
Plant retirements	771.3	788.8
Pension and OPEB costs	431.4	459.4
Income tax related items	396.1	403.2
SSR	137.4	151.5
Other, net	42.5	21.8
Total regulatory assets	$2,751.0	$2,755.2

09/30/2020 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	September 30, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$826.4	$888.1
Removal costs	672.6	654.7
Pension and OPEB benefits	114.9	120.4
Electric transmission costs	56.6	38.6
Uncollectible expense	23.9	28.8
Energy efficiency programs	6.3	15.8
Other, net	10.6	9.8
Total regulatory liabilities	$1,711.3	$1,756.2

Balance sheet presentation
Other current liabilities	$4.1	$12.0
Regulatory liabilities	1,707.2	1,744.2
Total regulatory liabilities	$1,711.3	$1,756.2

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our Public Service Building. The damage to the building from the flooding and steam was extensive and will require significant repairs and restorations. As of September 30, 2020, we had incurred $16.8 million of costs related to these repairs and restorations, and our balance sheet included a receivable from WEC Energy Group for the insurance proceeds it received on our behalf, which are sufficient to cover these costs. We are working closely with our insurance carriers, and we anticipate that any current and future expenditures required to restore the Public Service Building will largely be covered by insurance. As such, we do not currently expect a significant impact to our results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2020	December 31, 2019
Commercial paper
Amount outstanding	$—	$115.5
Weighted-average interest rate on amounts outstanding	—%	2.03%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2020 was $73.0 million with a weighted-average interest rate during the period of 1.53%.

09/30/2020 Form 10-Q	11	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2020
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.0
Available capacity under existing credit facility		$499.0

NOTE 8—LEASES

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

We have partnered with an unaffiliated utility to construct Badger Hollow II in Iowa County, Wisconsin. Once constructed, we will own 100 MW of this project. The PSCW approved the acquisition of Badger Hollow II in March 2020 and commercial operation is targeted for December 2022.

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

Our total obligation under the land related finance leases for Badger Hollow II was $22.9 million at September 30, 2020, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance leases for Badger Hollow II were included in finance lease obligations on the balance sheets. Our finance lease right of use asset related to Badger Hollow II was $22.7 million as of September 30, 2020, and was included in property, plant, and equipment on our balance sheets.

In accordance with Accounting Standard Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Badger Hollow II leases resembles that of an operating lease, as amortization of the right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At September 30, 2020, our weighted-average discount rate for the Badger Hollow II finance leases was 3.44%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2020 Form 10-Q	12	Wisconsin Electric Power Company

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Badger Hollow II as of September 30, 2020, were as follows:

(in millions)
2021	$0.3
2022	0.3
2023	0.7
2024	0.7
2025	0.7
Thereafter	55.0
Total minimum lease payments	57.7
Less: Interest	(34.8)
Present value of minimum lease payments	22.9
Less: Short-term lease liabilities	—
Long-term lease liabilities	$22.9

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2020	December 31, 2019
Materials and supplies	$153.5	$148.3
Fossil fuel	47.2	51.1
Natural gas in storage	29.4	30.4
Total	$230.1	$229.8

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$28.1	21.0%	$18.4	21.0%
State income taxes net of federal tax benefit	8.6	6.4%	9.2	10.5%
Federal excess deferred tax amortization – Wisconsin unprotected	(11.4)	(8.5)%	—	—%
Federal excess deferred tax amortization	(6.2)	(4.7)%	(9.3)	(10.6)%
Wind production tax credits	(2.9)	(2.2)%	(3.1)	(3.5)%
Tax repairs	1.2	0.9%	(30.6)	(34.9)%
Other	1.7	1.4%	2.1	2.3%
Total income tax expense (benefit)	$19.1	14.3%	$(13.3)	(15.2)%

09/30/2020 Form 10-Q	13	Wisconsin Electric Power Company

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$72.2	21.0%	$55.5	21.0%
State income taxes net of federal tax benefit	22.1	6.4%	20.8	7.9%
Federal excess deferred tax amortization – Wisconsin unprotected	(34.3)	(10.0)%	—	—%
Federal excess deferred tax amortization	(18.6)	(5.4)%	(19.3)	(7.3)%
Wind production tax credits	(8.6)	(2.5)%	(8.1)	(3.0)%
Tax repairs	2.5	0.7%	(90.7)	(34.2)%
Other	4.5	1.3%	5.7	2.0%
Total income tax expense (benefit)	$39.8	11.5%	$(36.1)	(13.6)%

The effective tax rates of 14.3% and 11.5% for the three and nine months ended September 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and wind production tax credits drove a decrease in the effective tax rate, which was partially offset by state income taxes.

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

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 19, Regulatory Environment, for more information.

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

09/30/2020 Form 10-Q	14	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$8.5	$0.3	$—	$8.8
FTRs	—	—	1.9	1.9
Total derivative assets	$8.5	$0.3	$1.9	$10.7

Derivative liabilities
Natural gas contracts	$0.3	$0.1	$—	$0.4
Coal contracts	—	1.8	—	1.8
Total derivative liabilities	$0.3	$1.9	$—	$2.2

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$—	$—	$0.4
FTRs	—	—	1.5	1.5
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.4	$0.1	$1.5	$2.0

Derivative liabilities
Natural gas contracts	$5.2	$—	$—	$5.2
Coal contracts	—	0.2	—	0.2
Total derivative liabilities	$5.2	$0.2	$—	$5.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Balance at the beginning of the period	$2.8	$5.8	$1.5	$4.4
Purchases	—	—	3.1	6.8
Settlements	(0.9)	(2.5)	(2.7)	(7.9)
Balance at the end of the period	$1.9	$3.3	$1.9	$3.3

09/30/2020 Form 10-Q	15	Wisconsin Electric Power Company

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.9	$30.4	$29.5
Long-term debt, including current portion	2,760.6	3,413.9	2,759.2	3,209.5

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

	September 30, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$7.5	$0.4	$0.4	$5.1
FTRs	1.9	—	1.5	—
Coal contracts	—	1.0	—	0.2
Total other current (1)	9.4	1.4	1.9	5.3

Other long-term
Natural gas contracts	1.3	—	—	0.1
Coal contracts	—	0.8	0.1	—
Total other long-term (1)	1.3	0.8	0.1	0.1
Total	$10.7	$2.2	$2.0	$5.4

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	12.7 Dth	$(4.1)	13.9 Dth	$(5.3)
FTRs	5.8 MWh	0.8	5.4 MWh	5.0
Total		$(3.3)		$(0.3)

09/30/2020 Form 10-Q	16	Wisconsin Electric Power Company

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	45.8 Dth	$(15.4)	45.6 Dth	$(7.8)
FTRs	16.0 MWh	2.1	16.5 MWh	7.1
Total		$(13.3)		$(0.7)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2020, we had received cash collateral of $3.3 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities. At December 31, 2019, we had posted cash collateral of $8.5 million in our margin accounts. This amount was recorded on our balance sheet in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2020			December 31, 2019
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$10.7		$2.2	$2.0	$5.4
Gross amount not offset on the balance sheet	(3.7)	(1)	(0.4)	(0.4)	(5.2)	(2)
Net amount	$7.0		$1.8	$1.6	$0.2

(1)Includes cash collateral received of $3.3 million.

(2)Includes cash collateral posted of $4.8 million.

NOTE 13—GUARANTEES

As of September 30, 2020, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Service cost	$3.2	$3.2	$9.4	$9.5
Interest cost	9.5	11.3	28.4	33.9
Expected return on plan assets	(17.4)	(18.1)	(52.1)	(54.3)
Loss on plan settlement	2.1	—	2.1	—
Amortization of prior service (credit) cost	(0.1)	0.2	(0.1)	0.4
Amortization of net actuarial loss	9.4	7.0	28.3	21.0
Net periodic benefit cost	$6.7	$3.6	$16.0	$10.5

09/30/2020 Form 10-Q	17	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Service cost	$1.1	$1.2	$3.2	$3.4
Interest cost	1.7	2.3	5.1	7.1
Expected return on plan assets	(4.0)	(3.6)	(11.8)	(10.7)
Amortization of prior service credit	(0.2)	(0.4)	(0.5)	(1.4)
Amortization of net actuarial gain	(2.6)	(0.5)	(7.9)	(1.6)
Net periodic benefit credit	$(4.0)	$(1.0)	$(11.9)	$(3.2)

During the nine months ended September 30, 2020, we made contributions and payments of $3.3 million related to our pension plans and $0.1 million related to our OPEB plans. Our expected contributions and payments related to our pension and OPEB plans for the remainder of the year are insignificant.

NOTE 15—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2020, we reported two segments, which are described below.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2020 and 2019.

NOTE 16—VARIABLE INTEREST ENTITIES

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

We have $15.8 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

09/30/2020 Form 10-Q	18	Wisconsin Electric Power Company

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2020, were approximately $9.2 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territory were designated as partial nonattainment with the 2015 standard: Kenosha and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. The State of Wisconsin submitted the "infrastructure" portion of its state implementation plan outlining how it will implement, maintain, and enforce the 2015 Ozone standard. The plan is subject to EPA review and approval. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE is required to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated in challenges brought in the D.C. Circuit Court of Appeals by 22 states (including Wisconsin), local governments, and certain nongovernmental organizations. In the

09/30/2020 Form 10-Q	19	Wisconsin Electric Power Company

meantime, the Wisconsin Department of Natural Resources continues to work with state utilities and has begun the process of developing the implementation plan with respect to the ACE rule.

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

WEC Energy Group has a plan (referred to as its ESG progress plan), which includes us, that includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon emitting renewable generation and clean natural gas-fired generation. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025. The retirements will contribute to meeting a new, near-term goal of reducing WEC Energy Group's CO2 emissions from its electric generation by 55% below 2005 levels by 2025. In 2019, WEC Energy Group met and surpassed its original goal of reducing CO2 emissions by 40% below 2005 levels by 2030. In July 2020, WEC Energy Group announced a new goal to reduce CO2 emissions from its electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest in low-cost renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities.

WEC Energy Group also has a goal to decrease the rate of methane emissions from the natural gas distribution lines in its network by 30% per mile by the year 2030 from a 2011 baseline. WEC Energy Group was over half way toward meeting that goal at the end of 2019.

National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines

Effective in March 2020, the EPA issued a final regulation, The Combustion Turbine Rule. The Combustion Turbine Rule was issued to complete the RTR required by the CAA every five years, and applies only to combustion turbines constructed or reconstructed after January 14, 2003. The Combustion Turbine Rule clarifies certain performance testing, semi-annual and excess emission reporting requirements, implements electronic reporting requirements, and changes certain requirements applicable during startup, shutdown, and malfunction. We have evaluated the rule and do not expect the rule will have a material impact on our financial condition or results of operations.

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

09/30/2020 Form 10-Q	20	Wisconsin Electric Power Company

There will, however, need to be modifications to the BATW systems at OC 7 and OC 8. Also, a wastewater treatment system modification may be required for the wet FGD discharges from the six units that make up the OCPP and ERGS. Based on preliminary engineering, we estimate that compliance with the current rule will require $50 million in capital costs.

The ELG requirements for BATW and wet FGD systems were being re-evaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD wastewater requirements while it re-evaluated the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. In August 2020, the EPA Administrator signed the ELG Reconsideration Rule to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule is effective December 14, 2020 and includes provisions that:

•Exempt facility owners from the new BATW and wet FGD requirements if a generating unit is retired by December 31, 2028.

•Would limit the investment required to meet these new rule requirements if the coal-fueled unit has a low utilization rate where the 2-year average annual capacity utilization rating is less than 10%.

•Modified the Voluntary Incentives Program to provide the certainty of more time (until December 31, 2028) to implement new requirements if a company adopts additional process changes and controls that achieve more stringent limitations on mercury, arsenic, selenium, nitrate/nitrite, bromide, and total dissolved solids in FGD wastewater.

We are currently evaluating what impact, if any, the rule may have on our estimated compliance cost of $50 million noted above.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2020	December 31, 2019
Regulatory assets	$20.7	$22.1
Reserves for future environmental remediation (1)	12.1	12.1

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

09/30/2020 Form 10-Q	21	Wisconsin Electric Power Company

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$324.1	$330.9
Cash paid for income taxes, net	71.0	38.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	38.1	7.7
Receivable from a related party related to insurance proceeds for property damage (1)	20.0	—

(1)See Note 5, Property, Plant, and Equipment, for more information.

NOTE 19—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. On March 24, 2020, the PSCW issued two orders requiring certain actions to ensure that essential utility services were, and continue to be, available to our customers. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of September 30, 2020, we had deferred $3.2 million related to the COVID-19 pandemic.

On June 26, 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the first March 24, 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. After August 15, 2020, utilities were no longer required to offer deferred payment arrangements to all customers. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. We resumed charging late payment fees in late August 2020. Late payment fees were not charged on outstanding balances that were billed between the first order and late August 2020.

The PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which begins on November 1 and ends on April 15. Utilities are allowed to continue assessing late fees during the winter moratorium.

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

09/30/2020 Form 10-Q	22	Wisconsin Electric Power Company

The final order reflects the following:

2020 Effective rate increase
Electric (1)	$15.3	million	/	0.5%
Gas (2)	$10.4	million	/	2.8%
Steam	$1.9	million	/	8.6%

ROE	10.0%

Common equity component average on a financial basis	52.5%

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

In accordance with our rate order, we filed an application with the PSCW on July 20, 2020 to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. The securitization is expected to reduce the carrying costs for the $100 million, benefiting customers. In its meeting on November 5, 2020, the PSCW verbally approved our application without any known material adverse conditions. The terms of this approval are subject to our receipt and review of the final written order from the PSCW, which we expect to receive by November 17, 2020, the statutory deadline for an order to be issued in this proceeding.

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

09/30/2020 Form 10-Q	23	Wisconsin Electric Power Company

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

Solar Generation Project

In August 2019, we, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of this project. Our share of the cost of this project is estimated to be $130 million. The PSCW issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2020 Form 10-Q	24	Wisconsin Electric Power Company

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

09/30/2020 Form 10-Q	25	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2019 Annual Report on Form 10-K.

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues primarily from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We conduct our business primarily through our utility reportable segment. See Note 15, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety. WEC Energy Group's plan, referred to as its ESG progress plan, for efficiency, sustainability and growth will provide us a roadmap for achieving this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow our investment in the future of energy.

Creating a Cleaner Energy Future

WEC Energy Group's ESG progress plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting a new, near-term goal of reducing WEC Energy Group's carbon dioxide (CO2) emissions from electric generation by 55% below 2005 levels by 2025.

In 2019, WEC Energy Group met and surpassed its original goal to reduce CO2 emissions by 40% below 2005 levels by 2030. In July 2020, WEC Energy Group announced a new goal, to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050.

WEC Energy Group has already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018 across its electric utilities, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. As part of its ESG progress plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $2 billion in low-cost renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind; and
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation.

WEC Energy Group also plans to purchase 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin. These new investments are in addition to the renewable projects currently underway.

We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow Solar Park II (Badger Hollow II), that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the project. The Public Service Commission of Wisconsin (PSCW) issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

09/30/2020 Form 10-Q	26	Wisconsin Electric Power Company

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to our portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, in 2019, we constructed 5 MW of solar generation and are on track to construct more than that in 2020. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

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

Reliability

We have made significant reliability-related investments in recent years, and in accordance with WEC Energy Group's ESG progress plan, expect to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies being recognized in 2019 by PA Consulting Group, an independent consulting firm, as the most reliable utility in the Midwest for the ninth year in a row. We Energies is the trade name under which we and Wisconsin Gas LLC, another wholly owned subsidiary of WEC Energy Group, operate.

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

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under WEC Energy Group's ESG progress plan. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

09/30/2020 Form 10-Q	27	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020

Earnings

The following table compares our results for the third quarter of 2020 with the third quarter of 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Remaining Change B (W)
Operating revenues	$900.2	$884.1	$16.1	$25.4	$(9.3)
Cost of sales	297.9	300.6	2.7	—	2.7
Other operation and maintenance	221.9	260.1	38.2	16.5	21.7
Depreciation and amortization	107.7	96.2	(11.5)	—	(11.5)
Property and revenue taxes	28.1	26.1	(2.0)	—	(2.0)
Operating income	244.6	201.1	43.5	41.9	1.6
Other income, net	5.7	5.8	(0.1)	—	(0.1)
Interest expense	116.3	119.3	3.0	—	3.0
Income before income taxes	134.0	87.6	46.4	41.9	4.5
Income tax expense (benefit)	19.1	(13.3)	(32.4)	(41.9)	9.5
Preferred stock dividend requirements	0.3	0.3	—	—	—
Net income attributed to common shareholder	$114.6	$100.6	$14.0	$—	$14.0

Our earnings increased $14.0 million during the third quarter of 2020, compared with the same quarter in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the third quarter of 2019. We were flowing through the tax benefit of our repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholder. See Note 19, Regulatory Environment, for more information on the flow through of tax repairs. See below for additional information on the $14.0 million increase in our earnings.

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

09/30/2020 Form 10-Q	28	Wisconsin Electric Power Company

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the three months ended September 30, 2020 and 2019 was $244.6 million and $201.1 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

Utility Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Electric revenues	$855.3	$842.7	$12.6
Fuel and purchased power	277.0	280.5	3.5
Total electric margins	578.3	562.2	16.1

Natural gas revenues	44.9	41.4	3.5
Cost of natural gas sold	20.9	20.1	(0.8)
Total natural gas margins	24.0	21.3	2.7

Total electric and natural gas margins	602.3	583.5	18.8

Other operation and maintenance	221.9	260.1	38.2
Depreciation and amortization	107.7	96.2	(11.5)
Property and revenue taxes	28.1	26.1	(2.0)
Operating income	$244.6	$201.1	$43.5

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$93.4	$102.1	$8.7
Transmission (1)	84.4	62.8	(21.6)
We Power (2)	29.3	36.9	7.6
Regulatory amortizations and other pass through expenses (3)	14.8	24.3	9.5
Transmission expense related to Tax Legislation (4)	—	17.5	17.5
Transmission expense related to the flow through of tax repairs (5)	—	16.5	16.5
Total other operation and maintenance	$221.9	$260.1	$38.2

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2020 and 2019, $82.4 million and $87.7 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the three months ended September 30, 2020 and 2019, $24.1 million and $26.6 million, respectively, of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2020 Form 10-Q	29	Wisconsin Electric Power Company

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	2,428.5	2,278.5	150.0
Small commercial and industrial	2,285.6	2,378.4	(92.8)
Large commercial and industrial	1,778.3	1,878.5	(100.2)
Other	27.8	29.6	(1.8)
Total retail	6,520.2	6,565.0	(44.8)
Wholesale	266.3	276.4	(10.1)
Resale	1,563.8	939.9	623.9
Total sales in MWh	8,350.3	7,781.3	569.0

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	22.2	20.2	2.0
Commercial and industrial	13.5	14.3	(0.8)
Total retail	35.7	34.5	1.2
Transport	55.8	71.3	(15.5)
Total sales in therms	91.5	105.8	(14.3)

	Three Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (109 Normal)	103	24	329.2%
Cooling (565 Normal)	708	649	9.1%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $16.1 million during the third quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the higher electric utility margins were:

•A $25.4 million increase in margins associated with the negative impact of the flow through of tax benefits of our repair-related deferred tax liabilities during the third quarter of 2019, in accordance with a settlement agreement with the PSCW to maintain

09/30/2020 Form 10-Q	30	Wisconsin Electric Power Company

certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•A $12.3 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•A $9.0 million increase in margins related to higher residential sales volumes, primarily driven by the impact of favorable weather. As measured by cooling degree days, the third quarter of 2020 was 9.1% warmer than the same quarter in 2019. As measured by heating degree days, the third quarter of 2020 was 329.2% colder than the same quarter in 2019.

These increases in margins were partially offset by:

•A $17.8 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $9.8 million decrease in margins related to other revenues, which included late payment charges and revenues from third party use of our assets.

Natural Gas Utility Margins

Natural gas utility margins increased $2.7 million during the third quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the higher natural gas utility margins was an increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

Operating Income

Operating income at the utility segment increased $43.5 million during the third quarter of 2020, compared with the same quarter in 2019. This increase was driven by $24.7 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $18.8 million increase in margins discussed above.

The significant factors impacting the decrease in operating expenses during the third quarter of 2020, compared with the same quarter in 2019, were:

•A $17.5 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $16.5 million decrease in transmission expense related to the flow through of tax repairs during the third quarter of 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $9.5 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $7.6 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $7.6 million decrease in electric and natural gas distribution expenses,driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

09/30/2020 Form 10-Q	31	Wisconsin Electric Power Company

These decreases in operating expenses were partially offset by:

•A $21.6 million increase in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•An $11.5 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Other Income, Net

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Non-service components of net periodic benefit costs	$3.7	$2.5	$1.2
AFUDC – Equity	2.1	1.0	1.1
Other, net	(0.1)	2.3	(2.4)
Other income, net	$5.7	$5.8	$(0.1)

Other income, net decreased $0.1 million during the third quarter of 2020, compared with the same quarter in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Mostly offsetting this decrease were higher net credits from the non-service components of our net periodic pension and OPEB costs and higher AFUDC–Equity due to continued capital investment. See Note 14, Employee Benefits, for more information on our benefit costs.

Interest Expense

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Interest expense	$116.3	$119.3	$3.0

Interest expense decreased $3.0 million during the third quarter of 2020, compared with the same quarter in 2019, primarily due to lower interest expense on finance lease liabilities. Also contributing to the decrease was the lower interest rate on the long-term debt issued in December 2019, which was used to repay maturing long-term debt that had a higher interest rate.

Income Tax Expense (Benefit)

	Three Months Ended September 30
	2020	2019	B (W)
Effective tax rate	14.3%	(15.2)%	(29.5)%

Our effective tax rate increased by 29.5% during the third quarter of 2020, compared with the same quarter in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the third quarter of 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. These items did not impact earnings as they were offset in operating income. See Note 10, Income Taxes, and Note 19, Regulatory Environment, for more information.

09/30/2020 Form 10-Q	32	Wisconsin Electric Power Company

NINE MONTHS ENDED SEPTEMBER 30, 2020

Earnings

The following table compares our results for the nine months ended September 30, 2020 with the nine months ended September 30, 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Remaining Change B (W)
Operating revenues	$2,540.7	$2,636.6	$(95.9)	$76.3	$(172.2)
Cost of sales	822.7	911.3	88.6	—	88.6
Other operation and maintenance	640.8	753.3	112.5	48.3	64.2
Depreciation and amortization	318.4	287.4	(31.0)	—	(31.0)
Property and revenue taxes	78.6	78.0	(0.6)	—	(0.6)
Operating income	680.2	606.6	73.6	124.6	(51.0)
Other income, net	15.9	17.2	(1.3)	—	(1.3)
Interest expense	351.5	358.8	7.3	—	7.3
Income before income taxes	344.6	265.0	79.6	124.6	(45.0)
Income tax expense (benefit)	39.8	(36.1)	(75.9)	(124.6)	48.7
Preferred stock dividend requirements	0.9	0.9	—	—	—
Net income attributed to common shareholder	$303.9	$300.2	$3.7	$—	$3.7

Our earnings increased $3.7 million during the nine months ended September 30, 2020, compared with the same period in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the nine months ended September 30, 2019. We were flowing through the tax benefit of our repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholder. See below for additional information on the $3.7 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our utility segment operating performance. Our utility segment operating income for the nine months ended September 30, 2020 and 2019 was $680.2 million and $606.6 million, respectively. The operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to utility segment operating income.

09/30/2020 Form 10-Q	33	Wisconsin Electric Power Company

Utility Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Electric revenues	$2,294.6	$2,351.8	$(57.2)
Fuel and purchased power	698.0	737.9	39.9
Total electric margins	1,596.6	1,613.9	(17.3)

Natural gas revenues	246.1	284.8	(38.7)
Cost of natural gas sold	124.7	173.4	48.7
Total natural gas margins	121.4	111.4	10.0

Total electric and natural gas margins	1,718.0	1,725.3	(7.3)

Other operation and maintenance	640.8	753.3	112.5
Depreciation and amortization	318.4	287.4	(31.0)
Property and revenue taxes	78.6	78.0	(0.6)
Operating income	$680.2	$606.6	$73.6

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$249.3	$282.9	$33.6
Transmission (1)	253.3	192.1	(61.2)
We Power (2)	89.5	107.0	17.5
Regulatory amortizations and other pass through expenses (3)	48.7	72.8	24.1
Transmission expense related to Tax Legislation (4)	—	50.2	50.2
Transmission expense related to the flow through of tax repairs (5)	—	48.3	48.3
Total other operation and maintenance	$640.8	$753.3	$112.5

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2020 and 2019, $235.3 million and $249.0 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2020 and 2019, $84.7 million and $103.0 million, respectively, of operating and maintenance costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring us to use 80% of our current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce our transmission regulatory asset balance. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with the flow through of tax benefits of our repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

09/30/2020 Form 10-Q	34	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	6,295.7	5,950.0	345.7
Small commercial and industrial	6,238.6	6,590.1	(351.5)
Large commercial and industrial	4,873.4	5,591.5	(718.1)
Other	92.2	99.1	(6.9)
Total retail	17,499.9	18,230.7	(730.8)
Wholesale	757.1	1,019.6	(262.5)
Resale	4,508.3	3,638.7	869.6
Total sales in MWh	22,765.3	22,889.0	(123.7)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	248.9	272.8	(23.9)
Commercial and industrial	133.8	150.2	(16.4)
Total retail	382.7	423.0	(40.3)
Transport	225.5	252.3	(26.8)
Total sales in therms	608.2	675.3	(67.1)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (4,354 Normal)	4,023	4,480	(10.2)%
Cooling (726 Normal)	931	725	28.4%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins decreased $17.3 million during the nine months ended September 30, 2020, compared with the same period in 2019. The significant factors impacting the lower electric utility margins were:

•A $65.3 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $17.2 million decrease in margins related to other revenues, which included late payment charges and revenues from third party use of our assets.

•A $10.4 million decrease in margins related to lower wholesale sales volumes, driven by lower sales to UMERC. UMERC's new natural gas-fired generating units in the Upper Peninsula of Michigan began commercial operation on March 31, 2019, at which time we stopped providing wholesale services to UMERC.

•A $10.0 million net decrease in margins related to lower retail sales volumes, including the impact of weather. We recognized a $28.6 million net reduction in margins related to lower retail sales volumes driven by the COVID-19 pandemic. Sales volumes for our commercial and industrial customers decreased, primarily related to business interruptions and closings, while residential

09/30/2020 Form 10-Q	35	Wisconsin Electric Power Company

sales volumes increased. These changes in volumes were both driven, in large part, by a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic. This net decrease from sales volumes was partially offset by an $18.6 million increase in margins related to favorable weather. As measured by cooling degree days, the nine months ended September 30, 2020 were 28.4% warmer than the same period in 2019.

•A $4.4 million decrease in margins related to Tilden, who owns an iron ore mine in the Upper Peninsula of Michigan. Tilden was our customer but became a customer of UMERC after UMERC's new natural gas-fired generating units began commercial operation on March 31, 2019.

These decreases in margins were partially offset by:

•A $76.3 million increase in margins associated with the negative impact of the flow through of tax benefits of our repair-related deferred tax liabilities during the nine months ended September 30, 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•A $12.2 million period-over-period positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins increased $10.0 million during the nine months ended September 30, 2020, compared with the same period in 2019. The most significant factor impacting the higher natural gas utility margins was a $14.7 million increase related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by a $6.7 million net reduction in margins related to lower sales volumes, driven by warmer winter weather during 2020. As measured by heating degree days, the nine months ended September 30, 2020 were 10.2% warmer than the same period in 2019. In addition to the weather impact, the decrease in sales volumes for our commercial and industrial customers was also driven by business interruptions and closings related to, in large part, a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic.

Operating Income

Operating income at the utility segment increased $73.6 million during the nine months ended September 30, 2020, compared with the same period in 2019. The increase was driven by $80.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $7.3 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the nine months ended September 30, 2020, compared with the same period in 2019, were:

•A $50.2 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $48.3 million decrease in transmission expense related to the flow through of tax repairs during 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $24.1 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $17.5 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

09/30/2020 Form 10-Q	36	Wisconsin Electric Power Company

•A $15.6 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

•A $12.5 million decrease in benefit costs, primarily due to lower deferred compensation costs, stock-based compensation, and medical costs.

•A $6.7 million decrease in other operation and maintenance expense at our plants, driven by the retirement of PIPP in March 2019 and reduced operation of the OCPP.

These decreases in operating expenses were partially offset by:

•A $61.2 million increase in transmission expense as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $31.0 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Other Income, Net

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Non-service components of net periodic benefit costs	$11.3	$6.8	$4.5
AFUDC – Equity	4.9	2.4	2.5
Other	(0.3)	8.0	(8.3)
Other income, net	$15.9	$17.2	$(1.3)

Other income, net decreased $1.3 million during the nine months ended September 30, 2020, compared with the same period in 2019. The decrease was primarily driven by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Partially offsetting this decrease were higher net credits from the non-service components of our net periodic pension and OPEB costs and higher AFUDC–Equity due to continued capital investment.

Interest Expense

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Interest expense	$351.5	$358.8	$7.3

Interest expense decreased $7.3 million during the nine months ended September 30, 2020, compared with the same period in 2019, primarily due to the lower interest rate on the long-term debt issued in December 2019, which was used to repay maturing long-term debt that had a higher interest rate. Also contributing to the decrease was lower interest expense on finance lease liabilities.

Income Tax Expense (Benefit)

	Nine Months Ended September 30
	2020	2019	B (W)
Effective tax rate	11.5%	(13.6)%	(25.1)%

Our effective tax rate increased by 25.1% during the nine months ended September 30, 2020, compared with the same period in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the nine months ended September 30, 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. These items did not impact earnings as they were offset in operating income.

09/30/2020 Form 10-Q	37	Wisconsin Electric Power Company

We expect our 2020 annual effective tax rate to be between 11% and 12%, which includes an estimated 11% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with our Wisconsin rate order approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 22% and 23%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$644.4	$673.1	$(28.7)
Investing activities	(452.0)	(386.3)	(65.7)
Financing activities	(209.6)	(301.3)	91.7

Operating Activities

Net cash provided by operating activities decreased $28.7 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by:

•A $102.0 million decrease in cash related to lower overall collections from customers. This decrease was driven by the impact of our rate order approved by the PSCW, effective January 1, 2020, including impacts from the Tax Legislation, which we agreed to return to customers. Other contributing factors include an increase in past due balances due to a moratorium on disconnections, lower sales volumes driven by both warmer winter weather during 2020 and business interruptions and closings during the COVID-19 pandemic, as well as the transfer of Tilden as a customer to UMERC on March 31, 2019.

•A $32.1 million decrease in cash related to an increase in cash paid for income taxes during the nine months ended September 30, 2020, compared with the same period in 2019. This increase in cash paid for income taxes was primarily due to a one-time tax deduction for the retirement of a coal plant that occurred in 2019.

These decreases in net cash provided by operating activities were partially offset by:

•A $59.3 million increase in cash related to lower payments for fuel and purchased power at our plants during the nine months ended September 30, 2020, compared with the same period in 2019. Our payments for fuel and purchased power decreased due to lower natural gas costs used to fuel our plants. The average per-unit cost of natural gas sold decreased 20.5% during the nine months ended September 30, 2020, compared to the same period in 2019. Lower fuel and purchased power costs were also driven by the retirement of PIPP in March 2019 and lower sales volumes. The lower sales volumes were driven by warmer winter weather during 2020 as well as business interruptions and closings during the COVID-19 pandemic.

•A $31.5 million increase in cash from lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2020, compared with the same period in 2019, our payments were lower for electric and natural gas distribution expenses, benefits, operating and maintenance at our plants, and transmission. See Results of Operations – Utility Segment Contribution to Operating Income for the nine months ended September 30, 2020 for more information.

•A $14.8 million increase in cash due to lower collateral requirements, driven by an increase in the fair value of our natural gas derivative assets during the nine months ended September 30, 2020, compared with the same period in 2019.

Investing Activities

Net cash used in investing activities increased $65.7 million during nine months ended September 30, 2020, compared with the same period in 2019, driven by an increase in cash paid for capital expenditures, which is discussed in more detail below.

09/30/2020 Form 10-Q	38	Wisconsin Electric Power Company

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2020	2019	Change in 2020 Over 2019
Capital expenditures	$462.8	$395.0	$67.8

The increase in cash paid for capital expenditures during the nine months ended September 30, 2020, compared with the same period in 2019, was primarily driven by upgrades to our electric distribution systems as well as capital expenditures related to Badger Hollow II and Solar Now.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities decreased $91.7 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by:

•A $90.0 million increase in cash due to lower dividends paid to our parent during the nine months ended September 30, 2020, compared with the same period in 2019, to balance our capital structure.

•A $25.0 million increase in equity contributions received from our parent during the nine months ended September 30, 2020, compared with the same period in 2019, to balance our capital structure.

These increases in cash were partially offset by:

•A $17.6 million decrease in cash related to higher net repayments of commercial paper during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $5.8 million increase in our principal payments for finance lease obligations during the nine months ended September 30, 2020, compared with the same period in 2019.

Significant Financing Activities

For more information on our short-term financing activities, see Note 7, Short-Term Debt and Lines of Credit.

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

09/30/2020 Form 10-Q	39	Wisconsin Electric Power Company

maintain adequate credit facilities to support our operations. See Note 7, Short-Term Debt and Lines of Credit, for more information on our credit facility.

Working Capital

As of September 30, 2020, our current liabilities exceeded our current assets by $104.4 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

(in millions)
2020	$678.2
2021	933.5
2022	1,032.0
Total	$2,643.7

The majority of spending consists of upgrading our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, and battery storage. As part of this commitment, we have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin.

09/30/2020 Form 10-Q	40	Wisconsin Electric Power Company

Once constructed, we will own 100 MW of the project. The PSCW issued a written order approving the acquisition of this project in March 2020. Our share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

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

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 7, Short-Term Debt and Lines of Credit, Note 13, Guarantees, and Note 16, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2020.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place order that was in effect for Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread. Such measures have significantly disrupted economic activity in our service territory and have caused disruptions and volatility in the capital markets. See Item 1A. Risk Factors for more information on our risks related to COVID-19.

Liquidity and Financial Markets

Volatility and uncertainty in the financial markets and global economy have impacted us in a number of ways. Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more

09/30/2020 Form 10-Q	41	Wisconsin Electric Power Company

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

Our overall liquidity position remains strong. As of September 30, 2020, we had $499.0 million available under our credit facility, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were 97.6% funded at December 31, 2019, with total plan assets of $1,323.1 million and total benefit obligations of $1,355.6 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses recorded during the early stages of the pandemic in the first quarter of 2020 have reversed course in the second and third quarters of 2020 in response to government stimulus and relief efforts and the gradual reopening of businesses. During the nine months ended September 30, 2020, we recognized a $38 million increase in the value of long-term investments held in our pension and OPEB plan trusts as second and third quarter gains more than offset first quarter losses.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements.

Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 19, Regulatory Environment, for more information.

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they continue to experience lower demand for their products and services as a result of the COVID-19 pandemic. Many businesses in our service territory still are not operating at full capacity. The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the pandemic significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

We are not currently aware of any major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

09/30/2020 Form 10-Q	42	Wisconsin Electric Power Company

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

Regulatory Environment

We have taken actions to ensure that essential utility services are available to our customers during the COVID-19 pandemic. In addition, the PSCW has issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 19, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

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

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In May 2018, the PSCW issued a written order regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate order issued by the PSCW in December 2019. See Note 19, Regulatory Environment, for more information on our December 2019 rate order. Also, the Michigan Public Service Commission approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation. Tilden owns the iron ore mine located in the Upper Peninsula of Michigan that we provided retail electric service to prior to April 1, 2019. In addition, the Federal Energy Regulatory Commission approved our revised formula rate tariff that incorporated the impacts of the Tax Legislation in August 2020.

09/30/2020 Form 10-Q	43	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2020 Form 10-Q	44	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2019 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements those risk factors disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K and Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place order that was in effect in Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread.

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

We have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public.

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

09/30/2020 Form 10-Q	45	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2020 Form 10-Q	46	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 6, 2020	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2020 Form 10-Q	47	Wisconsin Electric Power Company