Form 10-Q
period 2021-03-31
WISCONSIN ELECTRIC POWER CO
filed 2021-05-06
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
March 31, 2021

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

03/31/2021 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.

03/31/2021 Form 10-Q	ii	Wisconsin Electric Power Company

OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PTC	Production Tax Credit
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
WHO	World Health Organization

03/31/2021 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, the ESG Progress Plan, liquidity and capital resources, and other matters.

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2020 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of health pandemics, including the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

03/31/2021 Form 10-Q	1	Wisconsin Electric Power Company

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

03/31/2021 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2021	2020
Operating revenues	$1,005.2	$871.0

Operating expenses
Cost of sales	404.2	289.2
Other operation and maintenance	209.3	204.6
Depreciation and amortization	110.7	104.5
Property and revenue taxes	25.4	25.7
Total operating expenses	749.6	624.0

Operating income	255.6	247.0

Other income, net	7.4	5.3
Interest expense	116.2	118.6
Other expense	(108.8)	(113.3)

Income before income taxes	146.8	133.7
Income tax expense	19.5	14.7
Net income	127.3	119.0

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$127.0	$118.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$7.3	$7.2
Accounts receivable and unbilled revenues, net of reserves of $78.8 and $59.3, respectively	586.3	466.1
Accounts receivable from related parties	58.8	67.9
Materials, supplies, and inventories	184.7	219.5
Prepaid taxes	74.4	98.5
Amounts recoverable from customers	40.6	—
Other	28.3	36.4
Current assets	980.4	895.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,904.2 and $4,849.2, respectively	9,812.6	9,789.9
Regulatory assets	2,804.0	2,803.3
Other	118.6	116.4
Long-term assets	12,735.2	12,709.6
Total assets	$13,715.6	$13,605.2

Liabilities and Equity
Current liabilities
Short-term debt	$302.5	$292.0
Current portion of long-term debt	300.0	300.0
Current portion of finance lease obligations	69.5	66.8
Accounts payable	233.3	261.2
Accounts payable to related parties	181.6	172.0
Accrued payroll and benefits	38.5	43.3
Accrued taxes	57.6	25.0
Other	122.7	97.1
Current liabilities	1,305.7	1,257.4

Long-term liabilities
Long-term debt	2,461.7	2,461.2
Finance lease obligations	2,763.6	2,774.4
Deferred income taxes	1,363.3	1,357.2
Regulatory liabilities	1,682.1	1,703.7
Pension and OPEB obligations	77.8	85.9
Other	271.2	272.8
Long-term liabilities	8,619.7	8,655.2

Commitments and contingencies (Note 16)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,090.6	1,060.1
Retained earnings	2,336.3	2,269.2
Common shareholder's equity	3,759.8	3,662.2

Preferred stock	30.4	30.4
Total liabilities and equity	$13,715.6	$13,605.2

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2021	2020
Operating activities
Net income	$127.3	$119.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	110.7	104.5
Deferred income taxes and ITCs, net	(14.4)	(14.6)
Change in –
Accounts receivable and unbilled revenues, net	(96.8)	29.3
Materials, supplies, and inventories	34.8	20.4
Prepaid taxes	24.1	28.2
Amounts recoverable from customers	(40.6)	—
Other current assets	8.4	6.0
Accounts payable	0.3	(99.1)
Accrued taxes	32.6	23.4
Other current liabilities	23.9	10.6
Other, net	(7.1)	19.5
Net cash provided by operating activities	203.2	247.2

Investing activities
Capital expenditures	(180.6)	(153.3)
Proceeds from assets transferred to affiliates	11.3	0.3
Other, net	2.1	2.8
Net cash used in investing activities	(167.2)	(150.2)

Financing activities
Change in short-term debt	10.5	(40.5)
Payments for finance lease obligations	(16.0)	(13.8)
Equity contribution from parent	30.0	—
Payment of dividends to parent	(60.0)	(60.0)
Other, net	(0.4)	(0.5)
Net cash used in financing activities	(35.9)	(114.8)

Net change in cash and cash equivalents	0.1	(17.8)
Cash and cash equivalents at beginning of period	7.2	19.1
Cash and cash equivalents at end of period	$7.3	$1.3

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	127.0	127.0	—	127.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2021	$332.9	$1,090.6	$2,336.3	$3,759.8	$30.4	$3,790.2

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2019	$332.9	$929.5	$2,298.7	$3,561.1	$30.4	$3,591.5
Net income attributed to common shareholder	—	—	118.7	118.7	—	118.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2020	$332.9	$930.0	$2,357.4	$3,620.3	$30.4	$3,650.7

The accompanying Notes to Condensed Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

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

	Wisconsin Electric Power Company
	Three Months Ended March 31
(in millions)	2021	2020
Electric utility	$783.5	$729.0
Natural gas utility	215.8	139.0
Total revenues from contracts with customers	999.3	868.0
Other operating revenues	5.9	3.0
Total operating revenues	$1,005.2	$871.0

03/31/2021 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2021	2020
Residential	$312.2	$295.0
Small commercial and industrial	242.5	236.0
Large commercial and industrial	129.1	122.9
Other	5.6	5.1
Total retail revenues	689.4	659.0
Wholesale	20.8	19.7
Resale	56.5	39.2
Steam	14.8	8.4
Other utility revenues	2.0	2.7
Total electric utility operating revenues	$783.5	$729.0

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Natural Gas Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2021	2020
Residential	$112.7	$99.5
Commercial and industrial	52.6	44.3
Total retail revenues	165.3	143.8
Transportation	5.3	5.0
Other utility revenues (1)	45.2	(9.8)
Total natural gas utility operating revenues	$215.8	$139.0

(1)Includes revenues subject to collection from (refund to) customers for purchased gas adjustment costs. The increase primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 18, Regulatory Environment, for more information.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2021	2020
Late payment charges	$3.7	$2.7
Alternative revenues (1)	1.4	(0.4)
Rental revenues	0.8	0.7
Total other operating revenues	$5.9	$3.0

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

03/31/2021 Form 10-Q	8	Wisconsin Electric Power Company

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2021 and December 31, 2020.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 18, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$665.1	$525.4
Allowance for credit losses	78.8	59.3
Accounts receivable and unbilled revenues, net (1)	$586.3	$466.1

Total accounts receivable, net – past due greater than 90 days (1)	$44.5	$56.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	98.0%	98.2%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2021, $226.0 million, or 38.5%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentage in the above table or this note. See Note 18, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses for the three months ended March 31, 2021 and 2020 is included below:

	Three Months Ended
(in millions)	March 31, 2021	March 31, 2020
Balance at December 31	$59.3	$38.1
Provision for credit losses	8.1	6.9
Provision for credit losses deferred for future recovery or refund	17.4	(0.2)
Write-offs charged against the allowance	(11.5)	(10.9)
Recoveries of amounts previously written off	5.5	5.9
Balance at March 31	$78.8	$39.8

03/31/2021 Form 10-Q	9	Wisconsin Electric Power Company

The increase in the allowance for credit losses at March 31, 2021, compared to December 31, 2020, was driven by higher past due accounts receivable balances, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by the continued economic disruptions caused by the COVID-19 pandemic, including continued high unemployment rates. Also, as a result of the Wisconsin winter moratorium rules, and the COVID-19 pandemic and related regulatory orders we have received, we have been unable to disconnect any of our residential customers since the fourth quarter of 2019. See Note 18, Regulatory Environment, for more information.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	March 31, 2021	December 31, 2020
Regulatory assets
Finance leases	$998.1	$985.5
Plant retirements	663.8	669.8
Pension and OPEB costs	466.8	477.0
Income tax related items	392.2	392.6
SSR	134.6	135.6
Securitization	106.9	105.2
Energy costs recoverable through rate adjustments (1)	40.8	0.2
Asset retirement obligations	28.4	28.6
Other, net	13.0	8.8
Total regulatory assets	$2,844.6	$2,803.3

Balance sheet presentation
Amounts recoverable from customers (1)	$40.6	$—
Regulatory assets	2,804.0	2,803.3
Total regulatory assets	$2,844.6	$2,803.3

(1)The increase in these regulatory assets primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 18, Regulatory Environment, for more information.

(in millions)	March 31, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$791.4	$806.7
Removal costs	683.9	677.2
Pension and OPEB benefits	130.7	132.1
Electric transmission costs	59.2	61.7
Other, net	16.9	30.2
Total regulatory liabilities	$1,682.1	$1,707.9

Balance sheet presentation
Other current liabilities	$—	$4.2
Regulatory liabilities	1,682.1	1,703.7
Total regulatory liabilities	$1,682.1	$1,707.9

03/31/2021 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our Public Service Building. The damage to the building from the flooding and steam was extensive and will require significant repairs and restorations. As of March 31, 2021, we have incurred $49.3 million of costs related to these repairs and restorations. We received $20.0 million of insurance proceeds in 2020 to cover a portion of these costs and $16.8 million was recorded as a receivable for future insurance recoveries as of March 31, 2021. The remaining $12.5 million of costs were included in other operation and maintenance expense in 2020. We anticipate that the majority of future capital expenditures required to restore the Public Service Building will either be covered by insurance or recovery will be requested from the PSCW. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 6—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its subsidiaries. See Note 8, Common Equity, in our 2020 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2021	December 31, 2020
Commercial paper
Amount outstanding	$302.5	$292.0
Weighted-average interest rate on amounts outstanding	0.17%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2021 was $276.7 million with a weighted-average interest rate during the period of 0.17%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2021
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.0
Commercial paper outstanding		302.5
Available capacity under existing credit facility		$196.5

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2021	December 31, 2020
Materials and supplies	$134.3	$136.5
Fossil fuel	43.3	57.1
Natural gas in storage	7.1	25.9
Total	$184.7	$219.5

Substantially all materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

03/31/2021 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 9—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$30.8	21.0%	$28.0	21.0%
State income taxes net of federal tax benefit	9.3	6.3%	8.6	6.4%
Federal excess deferred tax amortization – Wisconsin unprotected	(14.3)	(9.8)%	(13.5)	(10.1)%
Federal excess deferred tax amortization	(7.8)	(5.3)%	(7.3)	(5.5)%
PTCs	(2.4)	(1.6)%	(3.3)	(2.5)%
Domestic production activities deferral	2.1	1.4%	2.0	1.5%
Other	1.8	1.3%	0.2	0.2%
Total income tax expense	$19.5	13.3%	$14.7	11.0%

The effective tax rates of 13.3% and 11.0% for the three months ended March 31, 2021 and 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 18, Regulatory Environment, for more information on unprotected tax credits .

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

03/31/2021 Form 10-Q	12	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.3	$0.5	$—	$3.8
FTRs	—	—	0.4	0.4
Coal contracts	—	2.2	—	2.2
Total derivative assets	$3.3	$2.7	$0.4	$6.4

Derivative liabilities
Natural gas contracts	$1.3	$0.2	$—	$1.5

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.0	$0.8	$—	$3.8
FTRs	—	—	1.1	1.1
Coal contracts	—	1.4	—	1.4
Total derivative assets	$3.0	$2.2	$1.1	$6.3

Derivative liabilities
Natural gas contracts	$2.9	$0.6	$—	$3.5
Coal contracts	—	0.6	—	0.6
Total derivative liabilities	$2.9	$1.2	$—	$4.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2021	2020
Balance at the beginning of the period	$1.1	$1.5
Settlements	(0.7)	(1.1)
Balance at the end of the period	$0.4	$0.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.9	$30.4	$32.3
Long-term debt, including current portion	2,761.7	3,208.8	2,761.2	3,451.8

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

03/31/2021 Form 10-Q	13	Wisconsin Electric Power Company

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

	March 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$3.8	$1.3	$3.7	$3.2
FTRs	0.4	—	1.1	—
Coal contracts	2.2	—	1.4	0.5
Total other current (1)	6.4	1.3	6.2	3.7

Other long-term
Natural gas contracts	—	0.2	0.1	0.3
Coal contracts	—	—	—	0.1
Total other long-term (1)	—	0.2	0.1	0.4
Total	$6.4	$1.5	$6.3	$4.1

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	19.1 Dth	$(2.7)	19.1 Dth	$(6.9)
FTRs	5.6 MWh	1.1	5.1 MWh	0.8
Total		$(1.6)		$(6.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2021 and December 31, 2020, we had posted cash collateral of $3.0 million and $6.7 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$6.4	$1.5	$6.3	$4.1
Gross amount not offset on the balance sheet	(1.3)	(1.3)	(2.9)	(2.9)
Net amount	$5.1	$0.2	$3.4	$1.2

03/31/2021 Form 10-Q	14	Wisconsin Electric Power Company

NOTE 12—GUARANTEES

As of March 31, 2021, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 13—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2021	2020
Service cost	$3.3	$3.3
Interest cost	7.8	9.5
Expected return on plan assets	(17.7)	(17.4)
Amortization of net actuarial loss	10.0	9.1
Net periodic benefit cost	$3.4	$4.5

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2021	2020
Service cost	$1.2	$1.1
Interest cost	1.3	1.7
Expected return on plan assets	(4.2)	(3.9)
Amortization of prior service credit	(0.3)	(0.1)
Amortization of net actuarial gain	(2.7)	(2.4)
Net periodic benefit credit	$(4.7)	$(3.6)

During the three months ended March 31, 2021, we made contributions and payments of $1.5 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $2.0 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 14—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our businesses. At March 31, 2021, we reported two segments, which are described below.

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

No significant items were reported in the other segment during the three months ended March 31, 2021 and 2020.

NOTE 15—VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in variable interest entities.

03/31/2021 Form 10-Q	15	Wisconsin Electric Power Company

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

We have $11.2 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2021, were approximately $9.2 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine particulates, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued or adopted between January 20, 2017 and January 20, 2021. Consequently, the December 2020 decision to retain the 2015 ozone standards with no changes is currently under review by the EPA.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha, Sheboygan, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation.

03/31/2021 Form 10-Q	16	Wisconsin Electric Power Company

In February 2021, the Wisconsin Department of Natural Resources proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The comment period for the proposed rule revisions ended April 15, 2021. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. All counties within our service territory are in attainment with the 2012 standards. This determination is also subject to review under Executive Order 13990.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective March 14, 2021; however, on March 17, 2021 the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group is committing to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero carbon emissions by 2050. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8.

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group is setting a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. We reported CO2 equivalent emissions of 14.3 million metric tonnes to the EPA for 2020. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas operations distribute and sell. We reported CO2 equivalent emissions of 3.9 million metric tonnes to the EPA for 2020.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor"

03/31/2021 Form 10-Q	17	Wisconsin Electric Power Company

obligations. No further NOx reductions would be needed within these nine states. This rule becomes effective June 29, 2021. We do not expect that the final rule will have a material impact on our financial condition or results of operations.

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

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at OC 7 and OC 8. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the OCPP and ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $100 million in capital investment.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2021	December 31, 2020
Regulatory assets	$18.0	$18.5
Reserves for future environmental remediation (1)	10.3	10.3

(1)Recorded within other long-term liabilities on our balance sheets.

03/31/2021 Form 10-Q	18	Wisconsin Electric Power Company

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

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$91.5	$92.6
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	24.4	24.1
Receivable related to insurance proceeds for property damage (1)	14.1	—

(1)See Note 5, Property, Plant, and Equipment, for information about a steam incident at our Public Service Building.

NOTE 18—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs.

On March 23, 2021, we requested approval from the PSCW to recover approximately $54 million of natural gas costs in excess of the benchmark set in our gas cost recovery mechanism. On March 30, 2021, the PSCW approved our request to recover the costs over a period of three months, beginning in April 2021.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. In March 2020, the PSCW issued two orders requiring certain actions to ensure that essential utility services were, and continue to be, available to our customers. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 3, Credit Losses, for information regarding changes to our allowance for credit losses. As of March 31, 2021, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

In June 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the first March 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. After August 15, 2020, utilities were no longer required to offer deferred payment arrangements to all customers. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. We resumed charging late payment fees in late August 2020. Late payment fees were not charged on outstanding balances that were billed between the first order and late August 2020.

03/31/2021 Form 10-Q	19	Wisconsin Electric Power Company

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1 and ended on April 15. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. Utilities are required to offer a deferred payment arrangement to low-income residential customers prior to disconnecting service. The order also allows us to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021.

2022 Rates

On March 30, 2021, we filed an application with the PSCW for the approval of certain accounting treatments which, if approved, would allow us to maintain our current electric, natural gas, and steam base rates through 2022 and forego filing a rate case for one year. In connection with the request, we also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully support the application, and we expect to file our next rate case by no later than May 1, 2022.

The application filed with the PSCW includes the following key proposals:

•We would amortize, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We would be allowed to defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•We would maintain our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism would be modified to authorize us to retain 100% of the first 15 basis points of earnings above our currently authorized ROE. This modification would expire on December 31, 2022. The earnings sharing mechanism would otherwise remain as currently authorized.

We expect the PSCW to review and consider the application during the second quarter of 2021.

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

(1)Amount is net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impacts to our customers. The rate order reflects the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized evenly over two years, which results in approximately $65 million of tax benefits being amortized in each of 2020 and 2021. The unprotected deferred tax benefits related to the unrecovered balances of certain of our retired plants and our SSR regulatory asset were used to reduce the related regulatory asset. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by the PSCW.

03/31/2021 Form 10-Q	20	Wisconsin Electric Power Company

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

In accordance with our rate order, we filed an application with the PSCW in July 2020 to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. In November 2020, the PSCW issued a written order approving the application. The securitization is expected to reduce the carrying costs for the $100 million, benefiting customers.

We will continue having an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that is consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers. In addition, the rate order also requires us to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for our electric market-based rate programs for large industrial customers through 2021.

NOTE 19—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2021 Form 10-Q	21	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2020 Annual Report on Form 10-K.

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation by 2025 at its electric utilities including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce carbon dioxide (CO2) emissions from electric generation.

By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group is committing to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

WEC Energy Group has already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirement in 2023-2024 of Oak Creek Power Plant Units 5-8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $2 billion from 2021-2025 in renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or Wisconsin Public Service Corporation (WPS) based on specific customer needs:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and

03/31/2021 Form 10-Q	22	Wisconsin Electric Power Company

•the planned purchase of 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

In addition, we previously received approval from the Public Service Commission of Wisconsin (PSCW) to invest in 100 MW of utility-scale solar. We have partnered with an unaffiliated utility to construct Badger Hollow Solar Park II that is expected to enter commercial operation in December 2022. Once constructed, we will own 100 MW of the project.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, we have energized 16 Solar Now projects and currently have another three under construction, together totaling more than 18 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group is setting a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

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

•We plan to construct a liquefied natural gas (LNG) facility to meet anticipated peak demand. Subject to PSCW approval, commercial operation for the LNG facility is targeted for the end of 2023.

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

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

03/31/2021 Form 10-Q	23	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

Earnings

Our earnings for the first quarter of 2021 were $127.0 million, compared to $118.7 million for the same quarter in 2020. See below for additional information on the $8.3 million increase in earnings.

Expected 2021 Annual Effective Tax Rate

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

03/31/2021 Form 10-Q	24	Wisconsin Electric Power Company

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended March 31, 2021 and 2020 was $255.6 million and $247.0 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income during the first quarter of 2021, compared with the same quarter in 2020, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Electric revenues	$788.8	$731.6	$57.2
Fuel and purchased power	255.7	214.4	(41.3)
Total electric margins	533.1	517.2	15.9

Natural gas revenues	216.4	139.4	77.0
Cost of natural gas sold	148.5	74.8	(73.7)
Total natural gas margins	67.9	64.6	3.3

Total electric and natural gas margins	601.0	581.8	19.2

Other operation and maintenance	209.3	204.6	(4.7)
Depreciation and amortization	110.7	104.5	(6.2)
Property and revenue taxes	25.4	25.7	0.3
Operating income	255.6	247.0	8.6

Other income, net	7.4	5.3	2.1
Interest expense	116.2	118.6	2.4
Income before income taxes	146.8	133.7	13.1

Income tax expense	19.5	14.7	(4.8)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$127.0	$118.7	$8.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$77.1	$73.8	$(3.3)
Transmission (1)	84.4	84.4	—
We Power (2)	29.4	30.3	0.9
Regulatory amortizations and other pass through expenses (3)	18.4	16.1	(2.3)
Total other operation and maintenance	$209.3	$204.6	$(4.7)

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2021 and 2020, $86.9 million and $78.6 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the first quarter of 2021 and 2020, $25.9 million and $35.1 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

03/31/2021 Form 10-Q	25	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	1,983.9	1,886.2	97.7
Small commercial and industrial	2,077.5	2,091.7	(14.2)
Large commercial and industrial	1,575.1	1,631.5	(56.4)
Other	35.6	34.1	1.5
Total retail	5,672.1	5,643.5	28.6
Wholesale	317.1	265.3	51.8
Resale	1,847.4	1,797.3	50.1
Total sales in MWh	7,836.6	7,706.1	130.5

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	177.3	166.8	10.5
Commercial and industrial	95.4	90.9	4.5
Total retail	272.7	257.7	15.0
Transportation	95.9	104.7	(8.8)
Total sales in therms	368.6	362.4	6.2

	Three Months Ended March 31
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (3,281 Normal)	3,120	2,925	6.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $15.9 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a $16.2 million increase related to higher sales volumes, including the impact of colder winter weather. As measured by heating degree days, the first quarter of 2021 was 6.7% colder than the same quarter in 2020. Weather-normalized retail sales volumes also improved during the first quarter of 2021, compared with the same quarter in 2020, a sign of economic recovery in Wisconsin from the COVID-19 pandemic.

This increase was partially offset by a $3.8 million net decrease in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This decrease in margins includes a $3.6 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 18, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins increased $3.3 million during the first quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather.

03/31/2021 Form 10-Q	26	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $10.6 million during the first quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $6.2 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $2.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $1.7 million increase in benefit costs, primarily due to higher deferred compensation costs, partially offset by lower stock-based compensation and medical costs.

Other Income, Net

Other income, net increased $2.1 million during the first quarter of 2021, compared with the same quarter in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 13, Employee Benefits, for more information on our benefit costs.

Interest expense

Interest expense decreased $2.4 million during the first quarter of 2021, compared with the same quarter in 2020, due to lower interest expense on finance lease liabilities and lower interest rates on short-term debt.

Income tax expense

Income tax expense increased $4.8 million during the first quarter of 2021, compared with the same quarter in 2020. The increase was primarily due to an increase in pretax income and a decrease in PTCs. Partially offsetting this increase in income tax expense was a positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with Wisconsin rate order approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. See Note 9, Income Taxes, and Note 18, Regulatory Environment, for more information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$203.2	$247.2	$(44.0)
Investing activities	(167.2)	(150.2)	(17.0)
Financing activities	(35.9)	(114.8)	78.9

Operating Activities

Net cash provided by operating activities decreased $44.0 million during the first quarter of 2021, compared with the same quarter in 2020, driven by:

•A $93.6 million decrease in cash related to higher payments for natural gas during the first quarter of 2021, compared with the same quarter in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021

03/31/2021 Form 10-Q	27	Wisconsin Electric Power Company

related to extreme weather conditions. This increase in natural gas costs also drove higher payments for fuel used at our plants. See Note 18, Regulatory Environment, for more information on the recovery of these natural gas costs.

•An $11.8 million decrease in cash related to lower overall collections from customers. This decrease was driven by an increase in past due accounts receivable balances driven by the continued economic disruptions caused by the COVID-19 pandemic. See Note 3, Credit Losses, for more information. Other contributing factors include the impact of our rate order approved by the PSCW, effective January 1, 2020, including a negative impact related to unprotected excess deferred tax benefits, which we agreed to return to customers.

These decreases in net cash provided by operating activities were partially offset by:

•A $48.0 million increase in cash from lower payments for other operation and maintenance expenses. During the first quarter of 2021, our payments were lower for costs associated with the We Power generation units as well as timing of payments for accounts payable.

•An $8.2 million increase in cash due to lower collateral requirements, driven by a decrease in the fair value of our natural gas derivative liabilities during the first quarter of 2021, compared with the same quarter in 2020.

Investing Activities

Net cash used in investing activities increased $17.0 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a $27.3 million increase in cash paid for capital expenditures, which is discussed in more detail below. This increase in net cash used in investing activities was partially offset by $11.0 million of proceeds received from affiliates during the first quarter of 2021 related to transfers of a customer billing system.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$180.6	$153.3	$27.3

The increase in cash paid for capital expenditures during the first quarter of 2021, compared with the same quarter in 2020, was primarily driven by upgrades to our natural gas distribution system, partially offset by a decrease in upgrades to our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $78.9 million during the first quarter of 2021, compared with the same quarter in 2020, driven by:

•A $51.0 million increase in cash due to $10.5 million of net borrowings of commercial paper during the first quarter of 2021, compared with $40.5 million of net repayments of commercial paper during the same quarter in 2020.

•A $30.0 million equity contribution received from our parent during the first quarter of 2021, to balance our capital structure. We did not receive any equity contributions during the first quarter of 2020.

Significant Financing Activities

For more information on our short-term financing activities, see Note 7, Short-Term Debt and Lines of Credit.

03/31/2021 Form 10-Q	28	Wisconsin Electric Power Company

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

Working Capital

As of March 31, 2021, our current liabilities exceeded our current assets by $325.3 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

03/31/2021 Form 10-Q	29	Wisconsin Electric Power Company

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

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the project. Our share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

•In February 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 150 MW of solar generation and 83 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $319 million, with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, we, along with WPS, filed an application with the PSCW for approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $85 million to repower major components of Blue Sky Green Field Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 187 MW of solar generation and 56 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $334 million, with construction expected to begin in late 2021 and completed by the end of 2023.

•In April 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, we will own 225 MW of solar generation and 124 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $487 million, with construction expected to begin in late 2022 and completed by the second quarter of 2024.

•In April 2021, we, along with WPS, filed an application with the PSCW for approval to construct a natural gas-fired generation facility at WPS's existing Weston Power Plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. Once constructed, we will own 64 MW of this project. If approved, our share of the cost of this project is estimated to be approximately $86 million, with construction expected to begin in 2022 and completed in 2023.

We are constructing approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, which was approved in a written order by the PSCW in June 2020, has been

03/31/2021 Form 10-Q	30	Wisconsin Electric Power Company

designated as the Lakeshore Lateral Project. The cost of the project is estimated to be between $174 and $180 million. Construction for the project began in December 2020, and the project is expected to be completed by the end of 2021.

We plan to construct a LNG facility. Subject to PSCW approval, the facility would provide us with approximately one billion cubic foot of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. The facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. Commercial operation for the LNG facility is targeted for the end of 2023.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 7, Short-Term Debt and Lines of Credit, Note 12, Guarantees, and Note 15, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the three months ended March 31, 2021.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2020 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Although the shelter-in-place order that was in effect for Wisconsin has expired, other orders limiting the capacity of various businesses have been adopted at the state and local levels. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territory.

Liquidity and Financial Markets

Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures continue to have a mitigating effect on commercial paper rates and availability. In addition, the initial disruption in the long-term debt markets as a result of the COVID-19 pandemic has subsided.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a

03/31/2021 Form 10-Q	31	Wisconsin Electric Power Company

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

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

With vaccinations now available in our service area, we continue to provide educational information to employees to encourage them to obtain a vaccine. As the number of administered vaccinations increases, we are developing a return-to-the-workplace strategy for those employees currently working remotely.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

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

03/31/2021 Form 10-Q	32	Wisconsin Electric Power Company

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2020 Annual Report on Form 10-K for a discussion of significant risks applicable to us.

Environmental Matters

See Note 16, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2020 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 10, Fair Value Measurements, Note 11, Derivative Instruments, and Note 12, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2021 Form 10-Q	33	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2020 Annual Report on Form 10-K. See Note 16, Commitments and Contingencies, and Note 18, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2021 Form 10-Q	34	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 6, 2021	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2021 Form 10-Q	35	Wisconsin Electric Power Company