Form 10-Q
period 2021-06-30
WISCONSIN ELECTRIC POWER CO
filed 2021-08-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
June 30, 2021

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

06/30/2021 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis

06/30/2021 Form 10-Q	ii	Wisconsin Electric Power Company

FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PSB	Public Service Building
PTC	Production Tax Credit
ROE	Return on Equity
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
WHO	World Health Organization

06/30/2021 Form 10-Q	iii	Wisconsin Electric Power Company

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

06/30/2021 Form 10-Q	1	Wisconsin Electric Power Company

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

•The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both continuing to integrate and consolidate WEC Energy Group's enterprise systems with those of its other utilities;

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

06/30/2021 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2021	2020	2021	2020
Operating revenues	$827.5	$769.5	$1,832.7	$1,640.5

Operating expenses
Cost of sales	276.4	235.6	680.6	524.8
Other operation and maintenance	213.1	214.3	422.4	418.9
Depreciation and amortization	113.3	106.2	224.0	210.7
Property and revenue taxes	24.7	24.8	50.1	50.5
Total operating expenses	627.5	580.9	1,377.1	1,204.9

Operating income	200.0	188.6	455.6	435.6

Other income, net	7.3	4.9	14.7	10.2
Interest expense	116.0	116.6	232.2	235.2
Other expense	(108.7)	(111.7)	(217.5)	(225.0)

Income before income taxes	91.3	76.9	238.1	210.6
Income tax expense	12.2	6.0	31.7	20.7
Net income	79.1	70.9	206.4	189.9

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$78.8	$70.6	$205.8	$189.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$4.7	$7.2
Accounts receivable and unbilled revenues, net of reserves of $71.3 and $59.3, respectively	565.9	466.1
Accounts receivable from related parties	50.0	67.9
Materials, supplies, and inventories	209.1	219.5
Prepaid taxes	92.0	98.5
Other	46.1	36.4
Current assets	967.8	895.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $4,989.1 and $4,849.2, respectively	9,885.0	9,789.9
Regulatory assets (June 30, 2021 includes $106.0 related to WEPCo Environmental Trust)	2,790.6	2,803.3
Other	139.5	116.4
Long-term assets	12,815.1	12,709.6
Total assets	$13,782.9	$13,605.2

Liabilities and Equity
Current liabilities
Short-term debt	$202.0	$292.0
Current portion of long-term debt (June 30, 2021 includes $4.1 related to WEPCo Environmental Trust)	4.1	300.0
Current portion of finance lease obligations	71.0	66.8
Accounts payable	306.6	261.2
Accounts payable to related parties	163.8	172.0
Accrued payroll and benefits	45.9	43.3
Accrued taxes	30.6	25.0
Other	115.8	97.1
Current liabilities	939.8	1,257.4

Long-term liabilities
Long-term debt (June 30, 2021 includes $111.1 related to WEPCo Environmental Trust)	2,871.0	2,461.2
Finance lease obligations	2,747.0	2,774.4
Deferred income taxes	1,376.8	1,357.2
Regulatory liabilities	1,700.8	1,703.7
Pension and OPEB obligations	70.9	85.9
Other	267.6	272.8
Long-term liabilities	9,034.1	8,655.2

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,090.7	1,060.1
Retained earnings	2,355.0	2,269.2
Common shareholder's equity	3,778.6	3,662.2

Preferred stock	30.4	30.4
Total liabilities and equity	$13,782.9	$13,605.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2021	2020
Operating activities
Net income	$206.4	$189.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	224.0	210.7
Deferred income taxes and ITCs, net	(14.3)	(26.5)
Change in –
Accounts receivable and unbilled revenues, net	(37.6)	49.2
Materials, supplies, and inventories	10.4	9.8
Prepaid taxes	6.5	11.0
Other current assets	16.5	16.4
Accounts payable	30.3	(67.2)
Accrued taxes	5.6	46.0
Other current liabilities	25.4	(8.6)
Other, net	0.5	30.4
Net cash provided by operating activities	473.7	461.1

Investing activities
Capital expenditures	(387.6)	(311.1)
Proceeds from assets transferred to affiliates	10.7	0.3
Other, net	3.4	5.1
Net cash used in investing activities	(373.5)	(305.7)

Financing activities
Change in short-term debt	(90.0)	(88.5)
Issuance of long-term debt	418.8	—
Retirement of long-term debt	(300.0)	—
Payments for finance lease obligations	(32.5)	(28.2)
Equity contribution from parent	30.0	65.0
Payment of dividends to parent	(120.0)	(120.0)
Other, net	(6.8)	(0.8)
Net cash used in financing activities	(100.5)	(172.5)

Net change in cash, cash equivalents, and restricted cash	(0.3)	(17.1)
Cash, cash equivalents, and restricted cash at beginning of period	7.2	19.1
Cash, cash equivalents, and restricted cash at end of period	$6.9	$2.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	127.0	127.0	—	127.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2021	$332.9	$1,090.6	$2,336.3	$3,759.8	$30.4	$3,790.2
Net income attributed to common shareholder	—	—	78.8	78.8	—	78.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at June 30, 2021	$332.9	$1,090.7	$2,355.0	$3,778.6	$30.4	$3,809.0

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2019	$332.9	$929.5	$2,298.7	$3,561.1	$30.4	$3,591.5
Net income attributed to common shareholder	—	—	118.7	118.7	—	118.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2020	$332.9	$930.0	$2,357.4	$3,620.3	$30.4	$3,650.7
Net income attributed to common shareholder	—	—	70.6	70.6	—	70.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	65.0	—	65.0	—	65.0
Balance at June 30, 2020	$332.9	$995.0	$2,368.0	$3,695.9	$30.4	$3,726.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021

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

On our financial statements, we consolidate VIEs of which we are the primary beneficiary.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Wisconsin Electric Power Company
Electric utility	$758.9	$707.3	$1,542.4	$1,436.3
Natural gas utility	62.3	61.9	278.1	200.9
Total revenues from contracts with customers	821.2	769.2	1,820.5	1,637.2
Other operating revenues	6.3	0.3	12.2	3.3
Total operating revenues	$827.5	$769.5	$1,832.7	$1,640.5

06/30/2021 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Residential	$307.6	$312.4	$619.8	$607.4
Small commercial and industrial	248.7	222.5	491.2	458.5
Large commercial and industrial	138.0	122.8	267.1	245.7
Other	4.6	4.6	10.2	9.7
Total retail revenues	698.9	662.3	1,388.3	1,321.3
Wholesale	17.9	18.0	38.7	37.7
Resale	36.1	22.0	92.6	61.2
Steam	4.2	4.1	19.0	12.5
Other utility revenues	1.8	0.9	3.8	3.6
Total electric utility operating revenues	$758.9	$707.3	$1,542.4	$1,436.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Residential	$70.3	$39.2	$183.0	$138.7
Commercial and industrial	31.6	13.0	84.2	57.3
Total retail revenues	101.9	52.2	267.2	196.0
Transportation	3.8	3.5	9.1	8.5
Other utility revenues (1)	(43.4)	6.2	1.8	(3.6)
Total natural gas utility operating revenues	$62.3	$61.9	$278.1	$200.9

(1)Includes the revenues subject to our purchased gas recovery mechanism. The negative amount for the three months ended June 30, 2021 primarily relates to the approval by the PSCW to recover from customers, over the second quarter of 2021, the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts were billed to customers, they were reflected in retail revenues with an offsetting decrease in other utility revenues. See Note 19, Regulatory Environment, for more information.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Late payment charges (1)	$4.4	$—	$8.1	$2.7
Rental revenues	1.6	1.6	2.4	2.3
Alternative revenues (2)	0.3	(1.3)	1.7	(1.7)
Total other operating revenues	$6.3	$0.3	$12.2	$3.3

(1)The increase in late payment charges during the three and six months ended June 30, 2021, compared with the same periods in 2020, was a result of the expiration of a regulatory order from the PSCW in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 19, Regulatory Environment, for more information.

(2)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

06/30/2021 Form 10-Q	8	Wisconsin Electric Power Company

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2021 and December 31, 2020.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$637.2	$525.4
Allowance for credit losses	71.3	59.3
Accounts receivable and unbilled revenues, net (1)	$565.9	$466.1

Total accounts receivable, net – past due greater than 90 days (1)	$39.6	$56.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.6%	98.2%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2021, $219.9 million, or 38.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 19, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses for the three and six months ended June 30, 2021 and 2020 is included below:

	Three Months Ended
(in millions)	June 30, 2021	June 30, 2020
Balance at March 31	$78.8	$39.8
Provision for credit losses	4.4	6.8
Provision for credit losses deferred for future recovery or refund	(3.5)	3.7
Write-offs charged against the allowance	(10.7)	(10.7)
Recoveries of amounts previously written off	2.3	6.1
Balance at June 30	$71.3	$45.7

06/30/2021 Form 10-Q	9	Wisconsin Electric Power Company

	Six Months Ended
(in millions)	June 30, 2021	June 30, 2020
Balance at December 31	$59.3	$38.1
Provision for credit losses	12.5	13.7
Provision for credit losses deferred for future recovery or refund	13.9	3.5
Write-offs charged against the allowance	(22.2)	(21.6)
Recoveries of amounts previously written off	7.8	12.0
Balance at June 30	$71.3	$45.7

The increase in the allowance for credit losses at June 30, 2021, compared to December 31, 2020, was driven by higher past due accounts receivable balances, primarily related to residential customers. This increase in accounts receivable balances in arrears related to the continued economic disruptions caused by the COVID-19 pandemic, including continued high unemployment rates. However, as seen in the quarterly rollforward above, the allowance for credit losses began to decrease in the second quarter of 2021, which we believe is related to the start of normal collection practices. See Note 19, Regulatory Environment, for more information.

The increase in the allowance for credit losses from December 31, 2019 to June 30, 2020, was driven by an increase in past due accounts receivable balances. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. However, as a result of the COVID-19 pandemic and related regulatory orders we received, we were also unable to disconnect any of our customers during the second quarter of 2020.

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	June 30, 2021	December 31, 2020
Regulatory assets
Finance leases	$1,010.2	$985.5
Plant retirements	661.7	669.8
Pension and OPEB costs	457.4	477.0
Income tax related items	390.4	392.6
SSR	132.8	135.6
Securitization (1)	106.0	105.2
Asset retirement obligations	27.9	28.6
Other, net	4.2	9.0
Total regulatory assets	$2,790.6	$2,803.3
(1)See Note 16, Variable Interest Entities, for more information.

(in millions)	June 30, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$768.7	$806.7
Removal costs	689.3	677.2
Pension and OPEB benefits	129.1	132.1
Electric transmission costs	61.4	61.7
Derivatives	36.1	5.9
Other, net	19.1	24.3
Total regulatory liabilities	$1,703.7	$1,707.9

Balance sheet presentation
Other current liabilities	$2.9	$4.2
Regulatory liabilities	1,700.8	1,703.7
Total regulatory liabilities	$1,703.7	$1,707.9

06/30/2021 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our PSB. The damage to the building from the flooding and steam was extensive and requires significant repairs and restorations. As of June 30, 2021, we have incurred $74.8 million of costs related to these repairs and restorations. We received $20.0 million of insurance proceeds in 2020 to cover a portion of these costs and $42.3 million was recorded in accounts receivable on our balance sheet as of June 30, 2021 for future insurance recoveries. The remaining $12.5 million of costs were included in other operation and maintenance expense in 2020 as we do not intend to seek recovery of these costs.

In June 2021, we received approval from the PSCW to restore the PSB and to defer the project costs, net of insurance proceeds, to include in rate base. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2021	December 31, 2020
Commercial paper
Amount outstanding	$202.0	$292.0
Weighted-average interest rate on amounts outstanding	0.16%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2021 was $254.1 million with a weighted-average interest rate during the period of 0.17%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2021
Revolving credit facility	October 2022	$500.0

Less:
Letters of credit issued inside credit facility		$1.0
Commercial paper outstanding		202.0
Available capacity under existing credit facility		$297.0

NOTE 8—LONG-TERM DEBT

Wisconsin Electric Power Company

In June 2021, we issued $300.0 million of 1.70% Debentures due June 15, 2028, and used the net proceeds to redeem all $300.0 million outstanding of our 2.95% Debentures due September 15, 2021 at par.

06/30/2021 Form 10-Q	11	Wisconsin Electric Power Company

WEPCo Environmental Trust Finance I, LLC

In May 2021, WEPCo Environmental Trust, a special purpose entity we formed, issued $118.8 million of 1.578% ETBs due December 15, 2035, and used the net proceeds to purchase environmental control property from us. Principal and interest will be paid semiannually, beginning December 15, 2021, and the ETBs are expected to be fully repaid by December 15, 2033. For additional information, see Note 16, Variable Interest Entities – WEPCo Environmental Trust Finance I, LLC.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2021	December 31, 2020
Materials and supplies	$135.8	$136.5
Fossil fuel	45.8	57.1
Natural gas in storage	27.5	25.9
Total	$209.1	$219.5

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$19.1	21.0%	$16.1	21.0%
State income taxes net of federal tax benefit	5.9	6.4%	4.9	6.4%
Federal excess deferred tax amortization – Wisconsin unprotected	(9.0)	(9.9)%	(9.4)	(12.2)%
Federal excess deferred tax amortization	(4.8)	(5.3)%	(5.1)	(6.7)%
PTCs	(1.4)	(1.4)%	(2.4)	(3.1)%
Domestic production activities deferral	1.3	1.4%	1.4	1.7%
Other	1.1	1.2%	0.5	0.7%
Total income tax expense	$12.2	13.4%	$6.0	7.8%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$49.9	21.0%	$44.1	21.0%
State income taxes net of federal tax benefit	15.2	6.4%	13.5	6.4%
Federal excess deferred tax amortization – Wisconsin unprotected	(23.3)	(9.8)%	(22.9)	(10.9)%
Federal excess deferred tax amortization	(12.6)	(5.3)%	(12.4)	(5.9)%
PTCs	(3.8)	(1.6)%	(5.7)	(2.7)%
Domestic production activities deferral	3.4	1.4%	3.4	1.6%
Other	2.9	1.2%	0.7	0.3%
Total income tax expense	$31.7	13.3%	$20.7	9.8%

The effective tax rates of 13.4% and 13.3% for the three and six months ended June 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

06/30/2021 Form 10-Q	12	Wisconsin Electric Power Company

The effective tax rates of 7.8% and 9.8% for the three and six months ended June 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 19, Regulatory Environment, for more information on unprotected tax benefits.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$23.2	$1.2	$—	$24.4
FTRs	—	—	2.6	2.6
Coal contracts	—	6.2	—	6.2
Total derivative assets	$23.2	$7.4	$2.6	$33.2

Derivative liabilities
Natural gas contracts	$—	$0.4	$—	$0.4

06/30/2021 Form 10-Q	13	Wisconsin Electric Power Company

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.0	$0.8	$—	$3.8
FTRs	—	—	1.1	1.1
Coal contracts	—	1.4	—	1.4
Total derivative assets	$3.0	$2.2	$1.1	$6.3

Derivative liabilities
Natural gas contracts	$2.9	$0.6	$—	$3.5
Coal contracts	—	0.6	—	0.6
Total derivative liabilities	$2.9	$1.2	$—	$4.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Balance at the beginning of the period	$0.4	$0.4	$1.1	$1.5
Purchases	3.0	3.1	3.0	3.1
Settlements	(0.8)	(0.7)	(1.5)	(1.8)
Balance at the end of the period	$2.6	$2.8	$2.6	$2.8

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$30.7	$30.4	$32.3
Long-term debt, including current portion	2,875.1	3,464.4	2,761.2	3,451.8

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

06/30/2021 Form 10-Q	14	Wisconsin Electric Power Company

The following table shows our derivative assets and derivative liabilities, along with their classification on our balance sheets. None of our derivatives are designated as hedging instruments.

	June 30, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$22.4	$0.4	$3.7	$3.2
FTRs	2.6	—	1.1	—
Coal contracts	5.7	—	1.4	0.5
Total other current (1)	30.7	0.4	6.2	3.7

Other long-term
Natural gas contracts	2.0	—	0.1	0.3
Coal contracts	0.5	—	—	0.1
Total other long-term (1)	2.5	—	0.1	0.4
Total	$33.2	$0.4	$6.3	$4.1

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	16.5 Dth	$1.1	14.0 Dth	$(4.4)
FTRs	5.5 MWh	5.4	5.1 MWh	0.5
Total		$6.5		$(3.9)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	35.6 Dth	$(1.6)	33.1 Dth	$(11.3)
FTRs	11.1 MWh	6.5	10.2 MWh	1.3
Total		$4.9		$(10.0)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2021 and December 31, 2020, we had posted cash collateral of $4.0 million and $6.7 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At June 30, 2021, we had also received cash collateral of $16.7 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2021			December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$33.2		$0.4	$6.3	$4.1
Gross amount not offset on the balance sheet	(16.7)	(1)	—	(2.9)	(2.9)
Net amount	$16.5		$0.4	$3.4	$1.2

(1)    Includes cash collateral received of $16.7 million.

06/30/2021 Form 10-Q	15	Wisconsin Electric Power Company

NOTE 13—GUARANTEES

As of June 30, 2021, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Service cost	$3.9	$2.9	$7.2	$6.2
Interest cost	7.7	9.4	15.5	18.9
Expected return on plan assets	(17.4)	(17.3)	(35.1)	(34.7)
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of net actuarial loss	11.0	9.8	21.0	18.9
Net periodic benefit cost	$5.1	$4.8	$8.5	$9.3

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Service cost	$0.9	$1.0	$2.1	$2.1
Interest cost	1.4	1.7	2.7	3.4
Expected return on plan assets	(4.2)	(3.9)	(8.4)	(7.8)
Amortization of prior service credit	(0.3)	(0.2)	(0.6)	(0.3)
Amortization of net actuarial gain	(2.8)	(2.9)	(5.5)	(5.3)
Net periodic benefit credit	$(5.0)	$(4.3)	$(9.7)	$(7.9)

During the six months ended June 30, 2021, we made contributions and payments of $2.6 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $1.0 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 15—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our businesses. At June 30, 2021, we reported two segments, which are described below.

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

•Our natural gas utility operations are engaged in the purchase, distribution, and sale of natural gas to retail customers as well as the transportation of customer-owned natural gas in southeastern, east central, and northern Wisconsin.

No significant items were reported in the other segment during the three and six months ended June 30, 2021 and 2020.

NOTE 16—VARIABLE INTEREST ENTITIES

The primary beneficiary of a VIE must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in VIEs.

06/30/2021 Form 10-Q	16	Wisconsin Electric Power Company

We assess our relationships with potential VIEs, such as our coal suppliers, natural gas suppliers, coal transporters, natural gas transporters, and other counterparties related to power purchase agreements and investments. In making this assessment, we consider, along with other factors, the potential that our contracts or other arrangements provide subordinated financial support, the obligation to absorb the entity's losses, the right to receive residual returns of the entity, and the power to direct the activities that most significantly impact the entity's economic performance.

WEPCo Environmental Trust Finance I, LLC

In November 2020, the PSCW issued a financing order approving the securitization of $100 million of undepreciated environmental control costs related to our retired Pleasant Prairie power plant, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees. The financing order also authorized us to form WEPCo Environmental Trust, a bankruptcy-remote special purpose entity, for the sole purpose of issuing ETBs to recover the costs approved in the financing order. WEPCo Environmental Trust is our wholly-owned subsidiary.

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from us. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from our retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge, and funds on deposit in trust accounts, are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to us or any of our affiliates. See Note 8, Long-Term Debt, for more information on the ETBs.

We act as the servicer of the environmental control property on behalf of WEPCo Environmental Trust and are responsible for metering, calculating, billing, and collecting the environmental control charge. As necessary, we are authorized to implement periodic adjustments of the environmental control charge designed to ensure the timely payment of principal, interest, and other ongoing financing costs. We remit all collections of the environmental control charge to an indenture trustee of WEPCo Environmental Trust.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, we have the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, we are considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	June 30, 2021
Assets
Other current assets (restricted cash)	$1.6
Regulatory assets	106.0
Other long-term assets (restricted cash)	0.6

Liabilities
Current portion of long-term debt	4.1
Other current liabilities (accrued interest)	0.3
Long-term debt	111.1

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

We have $8.9 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

06/30/2021 Form 10-Q	17	Wisconsin Electric Power Company

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2021, were approximately $9.0 billion.

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

Air Quality

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued, or adopted between January 20, 2017 and January 20, 2021. Consequently, the December 2020 decision to retain the 2015 ozone standards with no changes is currently under review by the EPA.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha, Sheboygan, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in May 2021, the EPA announced it was taking final action to revise the boundaries for six nonattainment areas, including several in Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties will be listed as nonattainment and portions of Racine, Waukesha, and Washington counties will be added to the nonattainment area. As a result of these boundary changes, the Valley Power Plant is now in the nonattainment area. Additionally, the Chicago, Illinois, Indiana, and Wisconsin nonattainment area will now include an expanded portion of Kenosha county, and the partial nonattainment area of Sheboygan county is also being expanded.

In February 2021, the Wisconsin Department of Natural Resources proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The Natural Resources Board adopted the rule as proposed during their June 2021 meeting. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

Particulate Matter

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the

06/30/2021 Form 10-Q	18	Wisconsin Electric Power Company

December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. A proposed rule-making is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule will not be ready until 2022 at the earliest.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective March 14, 2021; however, on March 17, 2021 the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule, which was granted by the D.C. Circuit Court of Appeals on April 5, 2021. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group is committing to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by the retirement of older, less efficient units, operating refinements, and the use of existing technology while executing its ESG Progress Plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero carbon emissions by 2050. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8.

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

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. This rule became effective June 29, 2021. We do not expect that the final rule will have a material impact on our financial condition or results of operations.

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

We have received BTA determinations for OC 5 through OC 8 and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, a final determination will not be made until

06/30/2021 Form 10-Q	19	Wisconsin Electric Power Company

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

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Land Quality

Manufactured Gas Plant Remediation

We have identified sites at which we or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. We are responsible for the environmental remediation of these sites. We are also working with the state of Wisconsin in our investigation and remediation planning. These sites are at various stages of investigation, monitoring, remediation, and closure.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2021	December 31, 2020
Regulatory assets	$17.5	$18.5
Reserves for future environmental remediation (1)	10.3	10.3

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

06/30/2021 Form 10-Q	20	Wisconsin Electric Power Company

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$234.0	$233.8
Cash paid for income taxes, net	40.3	—
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	50.0	27.8
Receivable related to insurance proceeds for property damage (1)	39.6	1.5

(1)See Note 5, Property, Plant, and Equipment, for information about a steam incident at our PSB.

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEPCo Environmental Trust. See Note 16, Variable Interest Entities, for more information.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$4.7	$7.2
Restricted cash included in other current assets	1.6	—
Restricted cash included in other long term assets	0.6	—
Cash, cash equivalents, and restricted cash	$6.9	$7.2

NOTE 19—REGULATORY ENVIRONMENT

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public health emergency and issued a shelter-in-place order, which has since been lifted. In March 2020, the PSCW issued two orders in response to the COVID-19 pandemic. The first order required all public utilities in the state of Wisconsin, including us, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 3, Credit Losses, for information regarding changes to our allowance for credit losses. As of June 30, 2021, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

06/30/2021 Form 10-Q	21	Wisconsin Electric Power Company

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

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1, 2020 and ended on April 15, 2021. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. Utilities are required to offer a deferred payment arrangement to low-income residential customers prior to disconnecting service. The order also allowed us to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021.

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

We expect the PSCW to review and consider the application during the third quarter of 2021.

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

06/30/2021 Form 10-Q	22	Wisconsin Electric Power Company

The final order reflects the following:

2020 Effective rate increase
Electric (1)	$15.3	million	/	0.5%
Gas (2)	$10.4	million	/	2.8%
Steam	$1.9	million	/	8.6%

ROE	10.0%

Common equity component average on a financial basis	52.5%

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

In accordance with our rate order, we filed an application with the PSCW in July 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related financing fees. In November 2020, the PSCW issued a written order approving the application. The financing order also authorized us to form a bankruptcy-remote special purpose entity, WEPCo Environmental Trust, for the sole purpose of issuing ETBs to recover the approved costs. In May 2021, WEPCo Environmental Trust issued $118.8 million of 1.578% ETBs due December 15, 2035. See Note 8, Long-Term Debt, for more information on the issuance of the ETBs. See Note 16, Variable Interest Entities, for more information on WEPCo Environmental Trust.

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

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2021 Form 10-Q	23	Wisconsin Electric Power Company

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

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $2 billion from 2021-2025 in renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or Wisconsin Public Service Corporation based on specific customer needs:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and
•the planned purchase of 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

06/30/2021 Form 10-Q	24	Wisconsin Electric Power Company

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

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, we have energized 18 Solar Now projects and currently have another four under construction, together totaling more than 24 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

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

06/30/2021 Form 10-Q	25	Wisconsin Electric Power Company

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

Safety

Safety is one of our core values and a critical component of our culture. We are committed to keeping our employees and the public safe through a comprehensive corporate safety program that focuses on employee engagement and elimination of at-risk behaviors.

Under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. Management and union leadership work together to reinforce the Target Zero culture. We set annual goals for safety results as well as measurable leading indicators, in order to raise awareness of at-risk behaviors and situations and guide injury-prevention activities. All employees are encouraged to report unsafe conditions or incidents that could have led to an injury. Injuries and tasks with high levels of risk are assessed, and findings and best practices are shared across the WEC Energy Group companies.

Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021

Earnings

Our earnings for the second quarter of 2021 were $78.8 million, compared to $70.6 million for the same quarter in 2020. See below for additional information on the $8.2 million increase in earnings.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income attributed to common shareholder. The discussion includes financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margins (electric revenues less fuel and purchased power costs) and natural gas margins (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

06/30/2021 Form 10-Q	26	Wisconsin Electric Power Company

of operating performance. Our utility segment operating income for the three months ended June 30, 2021 and 2020 was $200.0 million and $188.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income during the second quarter of 2021, compared with the same quarter in 2020, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Electric revenues	$764.7	$707.7	$57.0
Fuel and purchased power	243.3	206.6	(36.7)
Total electric margins	521.4	501.1	20.3

Natural gas revenues	62.8	61.8	1.0
Cost of natural gas sold	33.1	29.0	(4.1)
Total natural gas margins	29.7	32.8	(3.1)

Total electric and natural gas margins	551.1	533.9	17.2

Other operation and maintenance	213.1	214.3	1.2
Depreciation and amortization	113.3	106.2	(7.1)
Property and revenue taxes	24.7	24.8	0.1
Operating income	200.0	188.6	11.4

Other income, net	7.3	4.9	2.4
Interest expense	116.0	116.6	0.6
Income before income taxes	91.3	76.9	14.4

Income tax expense	12.2	6.0	(6.2)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$78.8	$70.6	$8.2

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$84.5	$82.1	$(2.4)
Transmission (1)	84.5	84.5	—
We Power (2)	29.4	29.9	0.5
Regulatory amortizations and other pass through expenses (3)	14.7	17.8	3.1
Total other operation and maintenance	$213.1	$214.3	$1.2

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2021 and 2020, $82.3 million and $74.3 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the three months ended June 30, 2021 and 2020, $25.7 million and $25.5 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2021 Form 10-Q	27	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	1,903.9	1,981.0	(77.1)
Small commercial and industrial	2,068.7	1,861.3	207.4
Large commercial and industrial	1,691.3	1,463.6	227.7
Other	23.9	30.3	(6.4)
Total retail	5,687.8	5,336.2	351.6
Wholesale	275.5	225.5	50.0
Resale	1,301.7	1,147.2	154.5
Total sales in MWh	7,265.0	6,708.9	556.1

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	45.7	59.9	(14.2)
Commercial and industrial	23.6	29.4	(5.8)
Total retail	69.3	89.3	(20.0)
Transportation	66.0	65.0	1.0
Total sales in therms	135.3	154.3	(19.0)

	Three Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (928 Normal)	738	995	(25.8)%
Cooling (164 Normal)	303	223	35.9%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $20.3 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the higher electric utility margins were:

•A $9.8 million increase in margins related to higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the second quarter of 2021 was 35.9% warmer than the same quarter in 2020. Commercial and industrial retail sales volumes also improved during the second quarter of 2021, compared with the same quarter in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $4.6 million increase in margins from other revenues, primarily related to higher late payment charges driven by an increase in past due accounts receivable balances during the second quarter of 2021. Late payment charges were suspended by the PSCW for a period of time beginning March 24, 2020 as a result of the COVID-19 pandemic. See Note 19, Regulatory Environment, for more information.

•A $3.6 million net increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2020. This increase in margins includes a $3.5 million positive impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 19, Regulatory Environment, for more information.

06/30/2021 Form 10-Q	28	Wisconsin Electric Power Company

Natural Gas Utility Margins

Natural gas utility margins decreased $3.1 million during the second quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the lower natural gas utility margins was lower retail sales volumes, driven by warmer spring weather during the second quarter of 2021. As measured by heating degree days, the second quarter of 2021 was 25.8% warmer than the same quarter in 2020.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $5.8 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $7.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $1.6 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $1.4 million increase in other operation and maintenance expense at our plants, driven by the timing of planned outages.

These increases in operating expenses were partially offset by:

•A $3.4 million decrease in benefit costs, primarily due to lower deferred compensation costs and pension costs, partially offset by higher medical costs.

•A $3.1 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•Costs incurred of $2.5 million during the second quarter of 2020, related to facility damage resulting from a significant rain event in May 2020. See Note 5, Property, Plant, and Equipment, for more information.

Other Income, Net

Other income, net increased $2.4 million during the second quarter of 2021, compared with the same quarter in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

Income Tax Expense

Income tax expense increased $6.2 million during the second quarter of 2021, compared with the same quarter in 2020. The increase was primarily due to an increase in pretax income and a decrease in PTCs. See Note 10, Income Taxes, for more information.

06/30/2021 Form 10-Q	29	Wisconsin Electric Power Company

SIX MONTHS ENDED JUNE 30, 2021

Earnings

Our earnings for the six months ended June 30, 2021 were $205.8 million, compared to $189.3 million for the same period in 2020. See below for additional information on the $16.5 million increase in earnings.

Expected 2021 Annual Effective Tax Rate

We expect our 2021 annual effective tax rate to be between 12.5% and 13.5%, which includes an estimated 10.5% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with our 2019 Wisconsin rate order. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 23% and 24%.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income attributed to common shareholder. The discussion includes financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margins (electric revenues less fuel and purchased power costs) and natural gas margins (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2021 and 2020 was $455.6 million and $435.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2021 Form 10-Q	30	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Electric revenues	$1,553.5	$1,439.3	$114.2
Fuel and purchased power	499.0	421.0	(78.0)
Total electric margins	1,054.5	1,018.3	36.2

Natural gas revenues	279.2	201.2	78.0
Cost of natural gas sold	181.6	103.8	(77.8)
Total natural gas margins	97.6	97.4	0.2

Total electric and natural gas margins	1,152.1	1,115.7	36.4

Other operation and maintenance	422.4	418.9	(3.5)
Depreciation and amortization	224.0	210.7	(13.3)
Property and revenue taxes	50.1	50.5	0.4
Operating income	455.6	435.6	20.0

Other income, net	14.7	10.2	4.5
Interest expense	232.2	235.2	3.0
Income before income taxes	238.1	210.6	27.5

Income tax expense	31.7	20.7	(11.0)
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholder	$205.8	$189.3	$16.5

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$161.6	$155.9	$(5.7)
Transmission (1)	168.9	168.9	—
We Power (2)	58.8	60.2	1.4
Regulatory amortizations and other pass through expenses (3)	33.1	33.9	0.8
Total other operation and maintenance	$422.4	$418.9	$(3.5)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2021 and 2020, $169.2 million and $152.9 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2021 and 2020, $51.6 million and $60.6 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2021 Form 10-Q	31	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	3,887.8	3,867.2	20.6
Small commercial and industrial	4,146.2	3,953.0	193.2
Large commercial and industrial	3,266.4	3,095.1	171.3
Other	59.5	64.4	(4.9)
Total retail	11,359.9	10,979.7	380.2
Wholesale	592.6	490.8	101.8
Resale	3,149.1	2,944.5	204.6
Total sales in MWh	15,101.6	14,415.0	686.6

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	223.0	226.7	(3.7)
Commercial and industrial	119.0	120.3	(1.3)
Total retail	342.0	347.0	(5.0)
Transportation	161.9	169.7	(7.8)
Total sales in therms	503.9	516.7	(12.8)

	Six Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (4,209 Normal)	3,858	3,920	(1.6)%
Cooling (164 Normal)	303	223	35.9%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $36.2 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the higher electric utility margins were:

•A $26.0 million net increase in margins related to higher sales volumes, including the impact of weather. As measured by cooling degree days, the six months ended June 30, 2021 were 35.9% warmer than the same period in 2020. Commercial and industrial retail sales volumes also improved during the six months ended June 30, 2021, compared with the same period in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $4.7 million increase in margins from other revenues, primarily related to higher late payment charges driven by an increase in past due accounts receivable balances during the six months ended June 30, 2021. Late payment charges were suspended by the PSCW for a period of time beginning March 24, 2020 as a result of the COVID-19 pandemic. See Note 19, Regulatory Environment, for more information.

•A $4.4 million increase in margins driven by lower purchased capacity costs as a result of an expiration of a contract in 2020, as well as lower ash handling costs.

06/30/2021 Form 10-Q	32	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $16.4 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $13.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $3.1 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $1.7 million increase in property and liability insurance premiums.

These increases in operating expenses were partially offset by:

•Costs incurred of $2.5 million during the second quarter of 2020, related to facility damage resulting from a significant rain event in May 2020. See Note 5, Property, Plant, and Equipment, for more information.

•A $1.7 million decrease in benefit costs, primarily due to lower stock-based compensation and pension costs, partially offset by higher deferred compensation costs.

Other Income, Net

Other income, net increased $4.5 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense decreased $3.0 million during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to lower interest expense on finance lease liabilities.

Income Tax Expense

Income tax expense increased $11.0 million during the six months ended June 30, 2021, compared with the same period in 2020. The increase was primarily due to an increase in pretax income and a decrease in PTCs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$473.7	$461.1	$12.6
Investing activities	(373.5)	(305.7)	(67.8)
Financing activities	(100.5)	(172.5)	72.0

06/30/2021 Form 10-Q	33	Wisconsin Electric Power Company

Operating Activities

Net cash provided by operating activities increased $12.6 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by:

•A $47.2 million increase in cash related to higher overall collections from customers related to an increase in sales volumes during the six months ended June 30, 2021, compared with the same period in 2020. This increase was driven by warmer spring weather and the continued economic recovery in Wisconsin from the COVID-19 pandemic. In addition, during the second quarter of 2021, we began recovering natural gas costs in excess of the benchmark set in our gas cost recovery mechanism as approved by the PSCW. See Note 19, Regulatory Environment, for more information.

•A $36.5 million increase in cash due to lower collateral requirements, driven by an increase in the fair value of our natural gas derivative assets during the six months ended June 30, 2021, compared with the same period in 2020.

•A $29.0 million increase in cash from lower payments for other operation and maintenance expenses. During the six months ended June 30, 2021, our payments were lower for costs associated with the We Power generation units, as well as timing of payments for accounts payable.

These increases in net cash provided by operating activities were partially offset by:

•A $64.6 million decrease in cash related to higher payments for natural gas during the six months ended June 30, 2021, compared with the same period in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. This increase in natural gas costs drove higher payments for fuel used at our plants. See Note 19, Regulatory Environment, for more information on the recovery of these natural gas costs.

•A $40.3 million decrease in cash related to the payment of income taxes during the six months ended June 30, 2021. There were no payments of incomes taxes during the same period in 2020 as a result of the extension of the estimated payment due date to July 15, 2020 due to the COVID-19 pandemic.

Investing Activities

Net cash used in investing activities increased $67.8 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by a $76.5 million increase in cash paid for capital expenditures, which is discussed in more detail below. This increase in net cash used in investing activities was partially offset by $10.4 million of proceeds received from affiliates during the six months ended June 30, 2021 related to transfers of a customer billing system.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$387.6	$311.1	$76.5

The increase in cash paid for capital expenditures during the six months ended June 30, 2021, compared with the same period in 2020, was primarily driven by an increase in capital expenditures related to upgrades to our natural gas distribution system, partially offset by a decrease in capital expenditures related to upgrades to our electric distribution system and an information technology project created to improve our billing, call center, and credit collection functions during the six months ended June 30, 2021.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

06/30/2021 Form 10-Q	34	Wisconsin Electric Power Company

Financing Activities

Net cash used in financing activities decreased $72.0 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by a $418.8 million increase in cash due to the issuance of long-term debt during the six months ended June 30, 2021. A portion of these proceeds were used to redeem $300.0 million of long-term debt with higher interest rates. There were no issuances or repayments of long-term debt during the six months ended June 30, 2020.

This decrease in net cash used in financing activities was partially offset by a $35.0 million decrease in equity contributions received from our parent during the six months ended June 30, 2021, compared with the same period in 2020, to balance our capital structure.

Significant Financing Activities

For more information on our financing activities, see Note 7, Short-Term Debt and Lines of Credit and Note 8, Long-Term Debt.

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

Working Capital

Although not the case as of June 30, 2021, our current liabilities sometimes exceeded our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

06/30/2021 Form 10-Q	35	Wisconsin Electric Power Company

explanation of the significance of these ratings may be obtained from the rating agency. Such ratings are not a recommendation to buy, sell, or hold securities. Any rating can be revised upward or downward or withdrawn at any time by a rating agency.

If we are unable to successfully take actions to manage any additional impacts from the COVID-19 pandemic, the credit rating agencies could place our credit ratings on negative outlook or downgrade our credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us to issue future debt securities and certain other types of financing and could increase borrowing costs under our credit facility.

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

•We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the project. Our share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

•In February 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 150 MW of solar generation and 82 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $320 million, with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, we, along with WPS, filed an application with the PSCW for approval to accelerate capital investments in two wind parks. If appoved, our share of the investment is expected to be approximately $85 million to repower major components of Blue Sky Green Field Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 188 MW of solar generation and 56 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $335 million, with construction expected to begin in late 2021 and completed by the end of 2023.

•In April 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, we will own 225 MW of solar generation and 124 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $488 million, with construction expected to begin in late 2022 and completed by the second quarter of 2024.

06/30/2021 Form 10-Q	36	Wisconsin Electric Power Company

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

We are constructing approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, which was approved by the PSCW in June 2020, has been designated as the Lakeshore Lateral Project. The cost of the project is estimated to be between $174 and $180 million. Construction for the project began in December 2020, and the project is expected to be completed by the end of 2021.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2021.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2020 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Shelter-in-place and other orders limiting the capacity of various businesses that were in effect for our service territory have now expired. Similar orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territory in 2020 and continues to impact our results in 2021.

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

06/30/2021 Form 10-Q	37	Wisconsin Electric Power Company

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a regulatory mechanism and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements. However, with normal collection practices underway, our working capital position has improved in the second quarter of 2021 from where we were at the end of the first quarter of 2021, and we expect working capital to continue to improve throughout the remainder of the year.

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

Loss of Business

We saw a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as a result of the COVID-19 pandemic. Although many of these customers have started to recover, the extent to which this decreased consumption continues to impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

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

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

We continue to provide educational information to employees to encourage them to obtain the COVID-19 vaccine. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, the delta variant, any increases in COVID-19 cases in our service territories, and the overall level of risk to our employees and customers.

06/30/2021 Form 10-Q	38	Wisconsin Electric Power Company

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

We took actions to ensure that essential utility services were available to our customers during the COVID-19 pandemic. In addition, the PSCW issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 19, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures taken.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2021 Form 10-Q	39	Wisconsin Electric Power Company

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

06/30/2021 Form 10-Q	40	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified below by two asterisks (**) following the description of the exhibit.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 19 of WE, effective as of June 8, 2021, under the Indenture for Debt Securities, dated as of December 1, 1995, between WE and U.S. Bank National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed June 15, 2021.)

10	Material Contracts

	10.1*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's Form 8-K filed May 11, 2021.)**

	10.2	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan.**

	10.3	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan.**

	10.4	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (1 Year Vesting).**

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2021 Form 10-Q	41	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 5, 2021	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2021 Form 10-Q	42	Wisconsin Electric Power Company