Form 10-Q
period 2021-09-30
WISCONSIN ELECTRIC POWER CO
filed 2021-11-04
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
September 30, 2021

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

09/30/2021 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth
ETB	Environmental Trust Bond
EV	Electric Vehicle

09/30/2021 Form 10-Q	ii	Wisconsin Electric Power Company

Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PSB	Public Service Building
PTC	Production Tax Credit
ROE	Return on Equity
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
WHO	World Health Organization

09/30/2021 Form 10-Q	iii	Wisconsin Electric Power Company

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

•Supply chain disruptions, including any that may occur as a result of the DOC's impending decision on whether to impose new tariffs on solar panels and cells imported from several Southeastern Asian countries;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals, and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing generation projects;

09/30/2021 Form 10-Q	1	Wisconsin Electric Power Company

•The financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases;

•The risks associated with inflation and changing commodity prices, including natural gas and electricity;

•The availability and cost of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

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

09/30/2021 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2021	2020	2021	2020
Operating revenues	$958.8	$900.2	$2,791.5	$2,540.7

Operating expenses
Cost of sales	336.7	297.9	1,017.3	822.7
Other operation and maintenance	220.0	221.9	642.4	640.8
Depreciation and amortization	116.7	107.7	340.7	318.4
Property and revenue taxes	24.5	28.1	74.6	78.6
Total operating expenses	697.9	655.6	2,075.0	1,860.5

Operating income	260.9	244.6	716.5	680.2

Other income, net	7.6	5.7	22.3	15.9
Interest expense	114.3	116.3	346.5	351.5
Other expense	(106.7)	(110.6)	(324.2)	(335.6)

Income before income taxes	154.2	134.0	392.3	344.6
Income tax expense	24.4	19.1	56.1	39.8
Net income	129.8	114.9	336.2	304.8

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$129.5	$114.6	$335.3	$303.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$5.5	$7.2
Accounts receivable and unbilled revenues, net of reserves of $47.1 and $59.3, respectively	576.1	466.1
Accounts receivable from related parties	60.6	67.9
Materials, supplies, and inventories	226.1	219.5
Prepaid taxes	68.9	98.5
Derivative assets	85.5	6.2
Other	19.9	30.2
Current assets	1,042.6	895.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,066.2 and $4,849.2, respectively	9,974.4	9,789.9
Regulatory assets (September 30, 2021 includes $102.9 related to WEPCo Environmental Trust)	2,809.1	2,803.3
Other	143.4	116.4
Long-term assets	12,926.9	12,709.6
Total assets	$13,969.5	$13,605.2

Liabilities and Equity
Current liabilities
Short-term debt	$22.5	$292.0
Current portion of long-term debt (September 30, 2021 includes $8.5 related to WEPCo Environmental Trust)	8.5	300.0
Current portion of finance lease obligations	71.2	66.8
Accounts payable	324.9	261.2
Accounts payable to related parties	160.9	172.0
Accrued payroll and benefits	43.7	43.3
Accrued taxes	56.2	25.0
Other	155.0	97.1
Current liabilities	842.9	1,257.4

Long-term liabilities
Long-term debt (September 30, 2021 includes $107.0 related to WEPCo Environmental Trust)	2,867.1	2,461.2
Finance lease obligations	2,733.6	2,774.4
Deferred income taxes	1,382.0	1,357.2
Regulatory liabilities	1,777.4	1,703.7
Pension and OPEB obligations	63.8	85.9
Other	284.1	272.8
Long-term liabilities	9,108.0	8,655.2

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,290.8	1,060.1
Retained earnings	2,364.5	2,269.2
Common shareholder's equity	3,988.2	3,662.2

Preferred stock	30.4	30.4
Total liabilities and equity	$13,969.5	$13,605.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2021	2020
Operating activities
Net income	$336.2	$304.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	340.7	318.4
Deferred income taxes and ITCs, net	(37.2)	(43.4)
Change in –
Accounts receivable and unbilled revenues, net	(42.7)	30.6
Prepaid taxes	29.6	34.5
Other current assets	8.4	19.8
Accounts payable	66.0	(69.6)
Accrued taxes	31.2	13.9
Other current liabilities	62.8	7.5
Other, net	36.7	27.9
Net cash provided by operating activities	831.7	644.4

Investing activities
Capital expenditures	(625.9)	(462.8)
Proceeds from assets transferred to affiliates	10.7	1.3
Other, net	4.6	9.5
Net cash used in investing activities	(610.6)	(452.0)

Financing activities
Change in short-term debt	(269.5)	(115.5)
Issuance of long-term debt	418.8	—
Retirement of long-term debt	(300.0)	—
Payments for finance lease obligations	(49.8)	(43.0)
Equity contribution from parent	230.0	130.0
Payment of dividends to parent	(240.0)	(180.0)
Other, net	(7.1)	(1.1)
Net cash used in financing activities	(217.6)	(209.6)

Net change in cash, cash equivalents, and restricted cash	3.5	(17.2)
Cash, cash equivalents, and restricted cash at beginning of period	7.2	19.1
Cash, cash equivalents, and restricted cash at end of period	$10.7	$1.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	127.0	127.0	—	127.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2021	$332.9	$1,090.6	$2,336.3	$3,759.8	$30.4	$3,790.2
Net income attributed to common shareholder	—	—	78.8	78.8	—	78.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at June 30, 2021	$332.9	$1,090.7	$2,355.0	$3,778.6	$30.4	$3,809.0
Net income attributed to common shareholder	—	—	129.5	129.5	—	129.5
Payment of dividends to parent	—	—	(120.0)	(120.0)	—	(120.0)
Equity contribution from parent	—	200.0	—	200.0	—	200.0
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at September 30, 2021	$332.9	$1,290.8	$2,364.5	$3,988.2	$30.4	$4,018.6

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2019	$332.9	$929.5	$2,298.7	$3,561.1	$30.4	$3,591.5
Net income attributed to common shareholder	—	—	118.7	118.7	—	118.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2020	$332.9	$930.0	$2,357.4	$3,620.3	$30.4	$3,650.7
Net income attributed to common shareholder	—	—	70.6	70.6	—	70.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	65.0	—	65.0	—	65.0
Balance at June 30, 2020	$332.9	$995.0	$2,368.0	$3,695.9	$30.4	$3,726.3
Net income attributed to common shareholder	—	—	114.6	114.6	—	114.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	65.0	—	65.0	—	65.0
Stock-based compensation and other	—	0.1	—	0.1	$—	$0.1
Balance at September 30, 2020	$332.9	$1,060.1	$2,422.6	$3,815.6	$30.4	$3,846.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2021

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Wisconsin Electric Power Company
Electric utility	$905.0	$853.2	$2,447.4	$2,289.5
Natural gas utility	50.2	44.7	328.3	245.6
Total revenues from contracts with customers	955.2	897.9	2,775.7	2,535.1
Other operating revenues	3.6	2.3	15.8	5.6
Total operating revenues	$958.8	$900.2	$2,791.5	$2,540.7

09/30/2021 Form 10-Q	7	Wisconsin Electric Power Company

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Residential	$385.3	$373.8	$1,005.1	$981.2
Small commercial and industrial	282.4	265.3	773.6	723.8
Large commercial and industrial	168.0	159.4	435.1	405.1
Other	4.7	4.5	14.9	14.2
Total retail revenues	840.4	803.0	2,228.7	2,124.3
Wholesale	16.3	19.2	55.0	56.9
Resale	42.8	29.1	135.4	90.3
Steam	2.7	2.5	21.7	15.0
Other utility revenues	2.8	(0.6)	6.6	3.0
Total electric utility operating revenues	$905.0	$853.2	$2,447.4	$2,289.5

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Residential	$30.7	$23.7	$213.7	$162.4
Commercial and industrial	13.1	7.1	97.3	64.4
Total retail revenues	43.8	30.8	311.0	226.8
Transportation	3.5	3.2	12.6	11.7
Other utility revenues (1)	2.9	10.7	4.7	7.1
Total natural gas utility operating revenues	$50.2	$44.7	$328.3	$245.6

(1)Includes the revenues subject to our purchased gas recovery mechanism. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Late payment charges (1)	$2.7	$0.7	$10.8	$3.4
Rental revenues	0.3	0.3	2.7	2.6
Alternative revenues (2)	0.6	1.3	2.3	(0.4)
Total other operating revenues	$3.6	$2.3	$15.8	$5.6

(1)The increase in late payment charges during the three and nine months ended September 30, 2021, compared with the same periods in 2020, was a result of the expiration of a regulatory order from the PSCW in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 20, Regulatory Environment, for more information.

(2)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-up, as discussed in Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

09/30/2021 Form 10-Q	8	Wisconsin Electric Power Company

NOTE 3—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2021 and December 31, 2020.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 20, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2021	December 31, 2020
Accounts receivable and unbilled revenues	$623.2	$525.4
Allowance for credit losses	47.1	59.3
Accounts receivable and unbilled revenues, net (1)	$576.1	$466.1

Total accounts receivable, net – past due greater than 90 days (1)	$30.3	$56.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.5%	98.2%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2021, $217.2 million, or 37.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 20, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 is included below:

	Three Months Ended
(in millions)	September 30, 2021	September 30, 2020
Balance at June 30	$71.3	$45.7
Provision for credit losses	5.5	7.7
Provision for credit losses deferred for future recovery or refund	(22.4)	2.9
Write-offs charged against the allowance	(10.6)	(9.0)
Recoveries of amounts previously written off	3.3	4.8
Balance at September 30	$47.1	$52.1

09/30/2021 Form 10-Q	9	Wisconsin Electric Power Company

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
Balance at December 31	$59.3	$38.1
Provision for credit losses	18.0	21.4
Provision for credit losses deferred for future recovery or refund	(8.5)	6.4
Write-offs charged against the allowance	(32.8)	(30.6)
Recoveries of amounts previously written off	11.1	16.8
Balance at September 30	$47.1	$52.1

The allowance for credit losses decreased over both the three and nine month periods ended September 30, 2021. The decrease in the allowance for credit losses over both periods was driven by lower past due accounts receivable balances, as we have been able to ramp up collection efforts due to the return to normal collection practices in April 2021. See Note 20, Regulatory Environment, for more information.

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

NOTE 4—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	September 30, 2021	December 31, 2020
Regulatory assets
Finance leases	$1,021.9	$985.5
Plant retirements	661.1	669.8
Pension and OPEB costs	446.8	477.0
Income tax related items	388.7	392.6
SSR	131.6	135.6
Securitization (1)	102.9	105.2
AROs	43.7	28.6
Other, net	12.4	9.0
Total regulatory assets	$2,809.1	$2,803.3

(1)See Note 17, Variable Interest Entities, for more information.

09/30/2021 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	September 30, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$742.7	$806.7
Removal costs	694.0	677.2
Pension and OPEB benefits	129.4	132.1
Derivatives (1)	106.6	5.9
Electric transmission costs	64.1	61.7
Uncollectible expense	25.8	15.5
Other, net	14.8	8.8
Total regulatory liabilities	$1,777.4	$1,707.9

Balance sheet presentation
Other current liabilities	$—	$4.2
Regulatory liabilities	1,777.4	1,703.7
Total regulatory liabilities	$1,777.4	$1,707.9

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 13, Derivative Instruments, for more information.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our PSB. The damage to the building from the flooding and steam was extensive and requires significant repairs and restorations. As of September 30, 2021, we have incurred $93.5 million of costs related to these repairs and restorations. We received $20.0 million of insurance proceeds in 2020 to cover a portion of these costs and $61.0 million was recorded in accounts receivable on our balance sheet as of September 30, 2021 for future insurance recoveries. The remaining $12.5 million of costs were included in other operation and maintenance expense in 2020 as we do not intend to seek recovery of these costs.

In June 2021, we received approval from the PSCW to restore the PSB and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 6—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation and substation facilities, the removal and dismantlement of biomass generation facilities, the dismantling of wind generation projects, and the closure of coal combustion residual landfills at our generation facilities.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the nine months ended September 30, 2021:

(in millions)	Nine Months Ended September 30, 2021
Balance as of January 1, 2021	$54.5
Accretion	1.2
Revisions to estimated cash flows	16.7	(1)
Liabilities settled	(1.1)
Balance as of September 30, 2021	$71.3

(1)    This increase was primarily due to revisions made to estimated cash flows for the legal requirement to dismantle, at retirement, our wind generation projects.

09/30/2021 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 7—COMMON EQUITY

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2021	December 31, 2020
Commercial paper
Amount outstanding	$22.5	$292.0
Weighted-average interest rate on amounts outstanding	0.15%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2021 was $190.6 million with a weighted-average interest rate during the period of 0.17%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2021
Revolving credit facility (1)	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		$1.0
Commercial paper outstanding		22.5
Available capacity under existing credit facility		$476.5

(1)    In September 2021, we extended the maturity of our credit facility to September 2026.

NOTE 9—LONG-TERM DEBT

Wisconsin Electric Power Company

In June 2021, we issued $300.0 million of 1.70% Debentures due June 15, 2028, and used the net proceeds to redeem all $300.0 million outstanding of our 2.95% Debentures due September 15, 2021 at par.

WEPCo Environmental Trust Finance I, LLC

In May 2021, WEPCo Environmental Trust, a special purpose entity we formed, issued $118.8 million of 1.578% ETBs due December 15, 2035, and used the net proceeds to purchase environmental control property from us. Principal and interest will be paid semiannually, beginning December 15, 2021, and the ETBs are expected to be fully repaid by December 15, 2033. For additional information, see Note 17, Variable Interest Entities – WEPCo Environmental Trust Finance I, LLC.

09/30/2021 Form 10-Q	12	Wisconsin Electric Power Company

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2021	December 31, 2020
Materials and supplies	$141.3	$136.5
Natural gas in storage	49.0	25.9
Fossil fuel	35.8	57.1
Total	$226.1	$219.5

Substantially all materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$32.3	21.0%	$28.1	21.0%
State income taxes net of federal tax benefit	9.8	6.4%	8.6	6.4%
Federal excess deferred tax amortization – Wisconsin unprotected	(12.5)	(8.1)%	(11.4)	(8.5)%
Federal excess deferred tax amortization	(6.8)	(4.4)%	(6.2)	(4.7)%
PTCs	(1.9)	(1.2)%	(2.9)	(2.2)%
Domestic production activities deferral	1.9	1.2%	(0.9)	(0.7)%
Other	1.6	0.9%	3.8	3.0%
Total income tax expense	$24.4	15.8%	$19.1	14.3%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$82.2	21.0%	$72.2	21.0%
State income taxes net of federal tax benefit	25.0	6.4%	22.1	6.4%
Federal excess deferred tax amortization – Wisconsin unprotected	(35.8)	(9.1)%	(34.3)	(10.0)%
Federal excess deferred tax amortization	(19.4)	(5.0)%	(18.6)	(5.4)%
PTCs	(5.7)	(1.5)%	(8.6)	(2.5)%
Domestic production activities deferral	5.3	1.4%	2.5	0.7%
Other	4.5	1.1%	4.5	1.3%
Total income tax expense	$56.1	14.3%	$39.8	11.5%

The effective tax rates of 15.8% and 14.3% for the three and nine months ended September 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, we are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

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

09/30/2021 Form 10-Q	13	Wisconsin Electric Power Company

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 20, Regulatory Environment, for more information on unprotected tax benefits.

NOTE 12—FAIR VALUE MEASUREMENTS

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$60.7	$3.3	$—	$64.0
FTRs	—	—	1.6	1.6
Coal contracts	—	28.8	—	28.8
Total derivative assets	$60.7	$32.1	$1.6	$94.4

Derivative liabilities
Natural gas contracts	$—	$0.4	$—	$0.4

09/30/2021 Form 10-Q	14	Wisconsin Electric Power Company

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.0	$0.8	$—	$3.8
FTRs	—	—	1.1	1.1
Coal contracts	—	1.4	—	1.4
Total derivative assets	$3.0	$2.2	$1.1	$6.3

Derivative liabilities
Natural gas contracts	$2.9	$0.6	$—	$3.5
Coal contracts	—	0.6	—	0.6
Total derivative liabilities	$2.9	$1.2	$—	$4.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Balance at the beginning of the period	$2.6	$2.8	$1.1	$1.5
Purchases	—	—	3.0	3.1
Settlements	(1.0)	(0.9)	(2.5)	(2.7)
Balance at the end of the period	$1.6	$1.9	$1.6	$1.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$30.5	$30.4	$32.3
Long-term debt, including current portion	2,875.6	3,445.1	2,761.2	3,451.8

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 13—DERIVATIVE INSTRUMENTS

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

09/30/2021 Form 10-Q	15	Wisconsin Electric Power Company

None of our derivatives are designated as hedging instruments. On our balance sheets, we classify derivative assets and liabilities as current or long-term based on the maturities of the underlying contracts. Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities.

	September 30, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$59.3	$0.4	$3.7	$3.2
FTRs	1.6	—	1.1	—
Coal contracts	24.6	—	1.4	0.5
Total current	85.5	0.4	6.2	3.7

Long-term
Natural gas contracts	4.7	—	0.1	0.3
Coal contracts	4.2	—	—	0.1
Total long-term	8.9	—	0.1	0.4
Total	$94.4	$0.4	$6.3	$4.1

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	15.9 Dth	$16.2	12.7 Dth	$(4.1)
FTRs	5.4 MWh	1.1	5.8 MWh	0.8
Total		$17.3		$(3.3)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	51.5 Dth	$14.6	45.8 Dth	$(15.4)
FTRs	16.5 MWh	7.6	16.0 MWh	2.1
Total		$22.2		$(13.3)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2021 and December 31, 2020, we had posted cash collateral of $4.0 million and $6.7 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2021, we had also received cash collateral of $38.8 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2021			December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$94.4		$0.4	$6.3	$4.1
Gross amount not offset on the balance sheet	(38.9)	(1)	(0.1)	(2.9)	(2.9)
Net amount	$55.5		$0.3	$3.4	$1.2

(1)    Includes cash collateral received of $38.8 million.

NOTE 14—GUARANTEES

As of September 30, 2021, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

09/30/2021 Form 10-Q	16	Wisconsin Electric Power Company

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$3.6	$3.2	$10.8	$9.4
Interest cost	7.8	9.5	23.3	28.4
Expected return on plan assets	(17.6)	(17.4)	(52.7)	(52.1)
Loss on plan settlement	—	2.1	—	2.1
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	10.5	9.4	31.5	28.3
Net periodic benefit cost	$4.3	$6.7	$12.8	$16.0

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$1.1	$1.1	$3.2	$3.2
Interest cost	1.3	1.7	4.0	5.1
Expected return on plan assets	(4.2)	(4.0)	(12.6)	(11.8)
Amortization of prior service credit	(0.3)	(0.2)	(0.9)	(0.5)
Amortization of net actuarial gain	(2.7)	(2.6)	(8.2)	(7.9)
Net periodic benefit credit	$(4.8)	$(4.0)	$(14.5)	$(11.9)

During the nine months ended September 30, 2021, we made contributions and payments of $3.6 million related to our pension plans and an insignificant amount related to our OPEB plans. We do not expect to make any significant contributions or payments related to our pension and OPEB plans during the remainder of 2021. This is dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 16—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our businesses. At September 30, 2021, we reported two segments, which are described below.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2021 and 2020.

NOTE 17—VARIABLE INTEREST ENTITIES

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

09/30/2021 Form 10-Q	17	Wisconsin Electric Power Company

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

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from us. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from our retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge, and funds on deposit in trust accounts, are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to us or any of our affiliates. See Note 9, Long-Term Debt, for more information on the ETBs.

We act as the servicer of the environmental control property on behalf of WEPCo Environmental Trust and are responsible for metering, calculating, billing, and collecting the environmental control charge. As necessary, we are authorized to implement periodic adjustments of the environmental control charge. The adjustments are designed to ensure the timely payment of principal, interest, and other ongoing financing costs. We remit all collections of the environmental control charge to an indenture trustee of WEPCo Environmental Trust.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, we have the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, we are considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	September 30, 2021
Assets
Other current assets (restricted cash)	$4.6
Regulatory assets	102.9
Other long-term assets (restricted cash)	0.6

Liabilities
Current portion of long-term debt	8.5
Other current liabilities (accrued interest)	0.7
Long-term debt	107.0

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

We have $6.5 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

09/30/2021 Form 10-Q	18	Wisconsin Electric Power Company

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2021, were approximately $8.9 billion.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha, Sheboygan, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the boundaries for 13 counties associated with six nonattainment areas, including several in Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, Illinois, Indiana, and Wisconsin nonattainment area now includes an expanded portion of Kenosha county, and the partial nonattainment area of Sheboygan county has also been expanded. Preliminary 2019-2021 monitoring data indicates that the Milwaukee and Sheboygan nonattainment areas will likely be adjusted to "moderate" nonattainment for the 2015 standard.

In February 2021, the WDNR proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The Natural Resources Board adopted the rule as proposed during their June 2021 meeting and the rule is now in legislative review. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

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

09/30/2021 Form 10-Q	19	Wisconsin Electric Power Company

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

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule will not be ready until 2022 at the earliest. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court will review a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. Arguments are expected to take place in early 2022 with a decision expected by the summer of 2022.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective in March 2021; however, the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule, which was granted by the D.C. Circuit Court of Appeals in April 2021. Despite this uncertainty, WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group committed to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero carbon emissions by 2050. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8.

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group set a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) in a Group 2 NOx ozone season trading program and found that the prior CSAPR update is sufficient to meet Wisconsin's "Good Neighbor" obligations. No further NOx reductions will be needed within these nine states. This rule became effective June 29, 2021 and did not have a material impact on our financial condition or results of operations.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with

09/30/2021 Form 10-Q	20	Wisconsin Electric Power Company

cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule became effective in June 2020, and the WDNR will apply this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into Wisconsin Pollutant Discharge Elimination System permits for our facilities.

We have received BTA determinations for OC 5 through OC 8 and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, a final determination will not be made until the discharge permit is renewed for this facility, which is expected to be in the second quarter of 2022.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at OC 7 and OC 8. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the OCPP and ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $100 million in capital investment. In February 2021, we applied for PSCW approval of this project.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Waters of the United States

In September 2021, the EPA and the United States Army Corps of Engineers together announced they have halted implementation of the April 2020 Navigable Waters Protection Rule and are interpreting "Waters of the United States" consistent with the pre-2015 regulatory regime until further notice. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. We continue to move forward on company projects subject to federal permits and will monitor these actions to better understand potential future impacts.

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

09/30/2021 Form 10-Q	21	Wisconsin Electric Power Company

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2021	December 31, 2020
Regulatory assets	$17.0	$18.5
Reserves for future environmental remediation (1)	10.3	10.3

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

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$318.3	$324.1
Cash paid for income taxes, net	59.4	71.0
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	29.7	38.1
Increase in receivable related to insurance proceeds for property damage (1)	58.3	—
Receivable from a related party related to insurance proceeds for property damage (1)	—	20.0

(1)See Note 5, Property, Plant, and Equipment, for information about a steam incident at our PSB.

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEPCo Environmental Trust. See Note 17, Variable Interest Entities, for more information.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$5.5	$7.2
Restricted cash included in other current assets	4.6	—
Restricted cash included in other long term assets	0.6	—
Cash, cash equivalents, and restricted cash	$10.7	$7.2

NOTE 20—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. We have a regulatory mechanism in place for recovering all prudently incurred gas costs.

On March 23, 2021, we requested approval from the PSCW to recover approximately $54 million of natural gas costs in excess of the benchmark set in our gas cost recovery mechanism. On March 30, 2021, the PSCW approved our request and we recovered these excess costs over a period of three months, beginning in April 2021.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territory. In response to the COVID-19 pandemic, Wisconsin declared a public

09/30/2021 Form 10-Q	22	Wisconsin Electric Power Company

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As we already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for our commercial and industrial customers. See Note 3, Credit Losses, for information regarding changes to our allowance for credit losses. As of September 30, 2021, amounts deferred related to the COVID-19 pandemic were not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

2022 Rates

In March 2021, we filed an application with the PSCW for the approval of certain accounting treatments that will allow us to maintain our current electric, natural gas, and steam base rates through 2022 and forego filing a rate case for one year. In connection with the request, we also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. On September 22, 2021, the PSCW issued a written order approving the application.

The final order reflects the following:

•We will amortize, in 2022, certain previously deferred balances to offset approximately half of our forecasted revenue deficiency.
•We are allowed to defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•We will maintain our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism will be modified to authorize us to retain 100% of the first 15 basis points of earnings above our currently authorized ROE. This modification expires on December 31, 2022. The earnings sharing mechanism will otherwise remain as currently authorized.
•We will file a full 2023-2024 test-year rate case no later than May 1, 2022.

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

09/30/2021 Form 10-Q	23	Wisconsin Electric Power Company

The final order reflects the following:

2020 Effective rate increase
Electric (1)	$15.3	million	/	0.5%
Gas (2)	$10.4	million	/	2.8%
Steam	$1.9	million	/	8.6%

ROE	10.0%

Common equity component average on a financial basis	52.5%

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

In accordance with our rate order, we filed an application with the PSCW in July 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related financing fees. In November 2020, the PSCW issued a written order approving the application. The financing order also authorized us to form a bankruptcy-remote special purpose entity, WEPCo Environmental Trust, for the sole purpose of issuing ETBs to recover the approved costs. In May 2021, WEPCo Environmental Trust issued $118.8 million of 1.578% ETBs due December 15, 2035. See Note 9, Long-Term Debt, for more information on the issuance of the ETBs. See Note 17, Variable Interest Entities, for more information on WEPCo Environmental Trust.

In its order, the PSCW approved us continuing to have an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that is consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers. In addition, the rate order also requires us to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for our electric market-based rate programs for large industrial customers through 2021.

NOTE 21—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2021 Form 10-Q	24	Wisconsin Electric Power Company

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

09/30/2021 Form 10-Q	25	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2020 Annual Report on Form 10-K.

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 16, Segment Information, for more information on our reportable business segments.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. WEC Energy Group's capital investment plan for efficiency, sustainability and growth, referred to as its ESG Progress Plan, provides a roadmap to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow WEC Energy Group's and our investment in the future of energy.

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation.

By the end of 2020, WEC Energy Group was able to reduce CO2 emissions from its electric generation fleet by more than 50% below 2005 levels. As a result, WEC Energy Group announced new goals in May 2021. WEC Energy Group committed to a 60% reduction in carbon emissions from its electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

In addition, we are exploring co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects its use of coal will account for less than 5% of the power it supplies to its customers, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by 2035.

WEC Energy Group has already retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. As part of the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirement in 2023-2024 of OCPP Units 5-8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•1,500 MW of utility-scale solar;

09/30/2021 Form 10-Q	26	Wisconsin Electric Power Company

•800 MW of battery storage; and
•100 MW of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WPS based on specific customer needs, including:

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

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

In addition, we previously received approval from the PSCW to invest in 100 MW of utility-scale solar. We have partnered with an unaffiliated utility to construct Badger Hollow II that is expected to enter commercial operation in December 2022. Once constructed, we will own 100 MW of the project.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, we have energized 20 Solar Now projects and currently have another four under construction, together totaling more than 27 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within its utilities' electric service territories. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition WEC Energy Group joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system. WEC Energy Group's initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, WEC Energy Group set a new target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Below are a few examples of reliability projects that are proposed or recently completed.

•We constructed approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, called the Lakeshore Lateral Project, was completed in October 2021.

•We plan to construct a LNG facility to meet anticipated peak demand. Subject to PSCW approval, commercial operation for the LNG facility is targeted for the end of 2023.

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

09/30/2021 Form 10-Q	27	Wisconsin Electric Power Company

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the ESG Progress Plan. For example, we are making progress on our AMI program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021

Earnings

Our earnings for the third quarter of 2021 were $129.5 million, compared to $114.6 million for the same quarter in 2020. See below for additional information on the $14.9 million increase in earnings.

09/30/2021 Form 10-Q	28	Wisconsin Electric Power Company

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended September 30, 2021 and 2020 was $260.9 million and $244.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income during the third quarter of 2021, compared with the same quarter in 2020, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Electric revenues	$908.2	$855.3	$52.9
Fuel and purchased power	309.9	277.0	(32.9)
Total electric margins	598.3	578.3	20.0

Natural gas revenues	50.6	44.9	5.7
Cost of natural gas sold	26.8	20.9	(5.9)
Total natural gas margins	23.8	24.0	(0.2)

Total electric and natural gas margins	622.1	602.3	19.8

Other operation and maintenance	220.0	221.9	1.9
Depreciation and amortization	116.7	107.7	(9.0)
Property and revenue taxes	24.5	28.1	3.6
Operating income	260.9	244.6	16.3

Other income, net	7.6	5.7	1.9
Interest expense	114.3	116.3	2.0
Income before income taxes	154.2	134.0	20.2

Income tax expense	24.4	19.1	(5.3)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$129.5	$114.6	$14.9

09/30/2021 Form 10-Q	29	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$92.1	$93.4	$1.3
Transmission (1)	84.4	84.4	—
We Power (2)	27.5	29.3	1.8
Regulatory amortizations and other pass through expenses (3)	16.0	14.8	(1.2)
Total other operation and maintenance	$220.0	$221.9	$1.9

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2021 and 2020, $81.8 million and $82.4 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the three months ended September 30, 2021 and 2020, $20.4 million and $24.1 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	2,465.5	2,428.5	37.0
Small commercial and industrial	2,374.9	2,285.6	89.3
Large commercial and industrial	1,785.1	1,778.3	6.8
Other	25.1	27.8	(2.7)
Total retail	6,650.6	6,520.2	130.4
Wholesale	258.6	266.3	(7.7)
Resale	1,210.2	1,563.8	(353.6)
Total sales in MWh	8,119.4	8,350.3	(230.9)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	20.0	22.2	(2.2)
Commercial and industrial	14.3	13.5	0.8
Total retail	34.3	35.7	(1.4)
Transportation	59.1	55.8	3.3
Total sales in therms	93.4	91.5	1.9

	Three Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (104 Normal)	22	103	(78.6)%
Cooling (581 Normal)	715	708	1.0%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

09/30/2021 Form 10-Q	30	Wisconsin Electric Power Company

Electric Utility Margins

Electric utility margins increased $20.0 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the higher electric utility margins were:

•A $12.5 million increase in margins related to higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the third quarter of 2021 was 1.0% warmer than the same quarter in 2020. Commercial and industrial retail sales volumes also improved during the third quarter of 2021, compared with the same quarter in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $5.6 million increase in margins from other revenues, primarily related to higher revenues from third party use of our assets as well as higher late payment charges during the third quarter of 2021. We resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 20, Regulatory Environment, for more information.

•Securitization revenues of $3.8 million received during the third quarter of 2021 related to an environmental control charge from our retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 9, Long-Term Debt, and Note 17, Variable Interest Entities, for more information. These revenues are all offset in depreciation and amortization as well as interest expense.

These increases in margins were partially offset by lower margins of $4.1 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.2 million during the third quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the lower natural gas utility margins was lower retail sales volumes, primarily driven by warmer weather during the third quarter of 2021. As measured by heating degree days, the third quarter of 2021 was 78.6% warmer than the same quarter in 2020.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $3.5 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $9.0 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $6.1 million increase in electric and natural gas distribution expenses, primarily driven by significant summer storms in 2021.

•A $2.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territory.

These increases in operating expenses were partially offset by a $14.2 million decrease in benefit costs, primarily due to lower stock-based compensation and deferred compensation costs.

Interest Expense

Interest expense decreased $2.0 million during the third quarter of 2021, compared with the same quarter in 2020, primarily due to lower interest expense on finance lease liabilities. This decrease was partially offset by interest expense on the ETBs issued by WEPCo Environmental Trust in May 2021, which is offset in revenues.

09/30/2021 Form 10-Q	31	Wisconsin Electric Power Company

Income Tax Expense

Income tax expense increased $5.3 million during the third quarter of 2021, compared with the same quarter in 2020. The increase was primarily due to an increase in pretax income.

NINE MONTHS ENDED SEPTEMBER 30, 2021

Earnings

Our earnings for the nine months ended September 30, 2021 were $335.3 million, compared to $303.9 million for the same period in 2020. See below for additional information on the $31.4 million increase in earnings.

Expected 2021 Annual Effective Tax Rate

We expect our 2021 annual effective tax rate to be between 13.0% and 14.0%, which includes an estimated 10.0% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with our 2019 Wisconsin rate order. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 23.0% and 24.0%.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the nine months ended September 30, 2021 and 2020 was $716.5 million and $680.2 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2021 Form 10-Q	32	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Electric revenues	$2,461.7	$2,294.6	$167.1
Fuel and purchased power	808.9	698.0	(110.9)
Total electric margins	1,652.8	1,596.6	56.2

Natural gas revenues	329.8	246.1	83.7
Cost of natural gas sold	208.4	124.7	(83.7)
Total natural gas margins	121.4	121.4	—

Total electric and natural gas margins	1,774.2	1,718.0	56.2

Other operation and maintenance	642.4	640.8	(1.6)
Depreciation and amortization	340.7	318.4	(22.3)
Property and revenue taxes	74.6	78.6	4.0
Operating income	716.5	680.2	36.3

Other income, net	22.3	15.9	6.4
Interest expense	346.5	351.5	5.0
Income before income taxes	392.3	344.6	47.7

Income tax expense	56.1	39.8	(16.3)
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholder	$335.3	$303.9	$31.4

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$253.7	$249.3	$(4.4)
Transmission (1)	253.3	253.3	—
We Power (2)	86.3	89.5	3.2
Regulatory amortizations and other pass through expenses (3)	49.1	48.7	(0.4)
Total other operation and maintenance	$642.4	$640.8	$(1.6)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2021 and 2020, $251.0 million and $235.3 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2021 and 2020, $72.0 million and $84.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2021 Form 10-Q	33	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	6,353.3	6,295.7	57.6
Small commercial and industrial	6,521.1	6,238.6	282.5
Large commercial and industrial	5,051.5	4,873.4	178.1
Other	84.6	92.2	(7.6)
Total retail	18,010.5	17,499.9	510.6
Wholesale	851.2	757.1	94.1
Resale	4,359.3	4,508.3	(149.0)
Total sales in MWh	23,221.0	22,765.3	455.7

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	243.0	248.9	(5.9)
Commercial and industrial	133.3	133.8	(0.5)
Total retail	376.3	382.7	(6.4)
Transportation	221.0	225.5	(4.5)
Total sales in therms	597.3	608.2	(10.9)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (4,313 Normal)	3,880	4,023	(3.6)%
Cooling (745 Normal)	1,018	931	9.3%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Utility Margins

Electric utility margins increased $56.2 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the higher electric utility margins were:

•A $38.4 million increase in margins related to higher sales volumes, including the impact of weather. As measured by cooling degree days, the nine months ended September 30, 2021 were 9.3% warmer than the same period in 2020. Commercial and industrial retail sales volumes also improved during the nine months ended September 30, 2021, compared with the same period in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $10.3 million increase in margins from other revenues, primarily related to higher late payment charges as well as higher revenues from third party use of our assets during the nine months ended September 30, 2021. We resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 20, Regulatory Environment, for more information.

•A $5.6 million increase in margins driven by lower costs related to the purchase of required capacity as a result of an expiration of a contract in 2020, as well as lower ash handling costs.

09/30/2021 Form 10-Q	34	Wisconsin Electric Power Company

•Securitization revenues of $4.7 million received during the nine months ended September 30, 2021 related to an environmental control charge from WE's retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 9, Long-Term Debt, and Note 17, Variable Interest Entities, for more information. These revenues are all offset in depreciation and amortization as well as interest expense.

These increases in margins were partially offset by lower margins of $2.5 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

Natural Gas Utility Margins

Natural gas utility margins did not change during the nine months ended September 30, 2021, compared with the same period in 2020. A $1.0 million increase in margins from other revenues, primarily related to higher late payment charges during the nine months ended September 30, 2021, as discussed above under Electric Utility Margins, was offset by lower sales volumes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $19.9 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $22.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $7.9 million increase in electric and natural gas distribution expenses, primarily driven by significant summer storms in 2021.

•A $4.5 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $2.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territory.

•A $1.7 million increase in property and liability insurance premiums.

These increases in operating expenses were partially offset by:

•A $15.9 million decrease in benefit costs, primarily due to lower stock-based compensation.

•Costs incurred of $2.5 million during the second quarter of 2020, related to damage to our PSB resulting from a significant rain event in May 2020. See Note 5, Property, Plant, and Equipment, for more information.

Other Income, Net

Other income, net increased $6.4 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

Interest Expense

Interest expense decreased $5.0 million during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to lower interest expense on finance lease liabilities. This decrease was partially offset by interest expense on the ETBs issued by WEPCo Environmental Trust in May 2021, which is offset in revenues.

09/30/2021 Form 10-Q	35	Wisconsin Electric Power Company

Income Tax Expense

Income tax expense increased $16.3 million during the nine months ended September 30, 2021, compared with the same period in 2020. The increase was primarily due to an increase in pretax income and a decrease in PTCs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$831.7	$644.4	$187.3
Investing activities	(610.6)	(452.0)	(158.6)
Financing activities	(217.6)	(209.6)	(8.0)

Operating Activities

Net cash provided by operating activities increased $187.3 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•A $128.9 million increase in cash related to higher overall collections from customers as a result of an increase in sales volumes during the nine months ended September 30, 2021, compared with the same period in 2020. This increase was driven by favorable weather and the continued economic recovery in Wisconsin from the COVID-19 pandemic. In addition, we received higher collections from customers for late payment charges and began collecting securitization revenues in June 2021 related to the issuance of the ETBs by WEPCo Environmental Trust. See Note 9, Long-Term Debt, and Note 17, Variable Interest Entities, for more information on the issuance of our ETBs.

•A $77.5 million increase in cash due to higher collateral received from counterparties, driven by an increase in the fair value of our natural gas derivative assets during the nine months ended September 30, 2021, compared with the same period in 2020.

•A $50.4 million increase in cash from lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2021, our payments were lower for benefits and costs associated with the We Power generation units, as well as timing of payments for accounts payable.

•An $11.6 million increase in cash related to lower payments for income taxes during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a decrease in taxable income in 2021.

These increases in net cash provided by operating activities were partially offset by a $90.2 million decrease in cash related to higher payments for fuel and purchased power at our plants during the nine months ended September 30, 2021, compared with the same period in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. In addition to higher costs related to the extreme weather conditions in February 2021, we incurred higher natural gas costs throughout the nine months ended September 30, 2021, compared with the same period in 2020, as a result of an increase in the price of natural gas. Higher coal costs also drove higher payments for fuel used at our plants.

Investing Activities

Net cash used in investing activities increased $158.6 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a $163.1 million increase in cash paid for capital expenditures, which is discussed in more detail below. This increase in net cash used in investing activities was partially offset by higher proceeds received from affiliates of $9.4 million during the nine months ended September 30, 2021 for assets transferred related to a customer billing system.

09/30/2021 Form 10-Q	36	Wisconsin Electric Power Company

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2021	2020	Change in 2021 Over 2020
Capital expenditures	$625.9	$462.8	$163.1

The increase in cash paid for capital expenditures during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily driven by higher payments for capital expenditures related to upgrades to our natural gas distribution system, repairs and restoration of our PSB driven by the significant rain event, and renovation of a service center during the nine months ended September 30, 2021. See Note 5, Property, Plant, and Equipment, for more information on the PSB. These increases were partially offset by lower payments for capital expenditures related to an information technology project created to improve our billing, call center, and credit collection functions during the nine months ended September 30, 2021.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $8.0 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•A $154.0 million decrease in cash related to higher net repayments of commercial paper during the nine months ended September 30, 2021, compared with the same period in 2020.

•A $60.0 million decrease in cash related to higher dividends paid to our parent during the nine months ended September 30, 2021, compared with the same period in 2020, to balance our capital structure.

•A $6.8 million increase in our principal payments for finance lease obligations during the nine months ended September 30, 2021, compared with the same period in 2020.

These decreases in cash were partially offset by:

•A $418.8 million increase in cash due to the issuance of long-term debt during the nine months ended September 30, 2021. A portion of these proceeds were used to redeem $300.0 million of long-term debt with higher interest rates. There were no issuances or repayments of long-term debt during the nine months ended September 30, 2020.

•A $100.0 million increase in cash related to higher equity contributions received from our parent during the nine months ended September 30, 2021, compared with the same period in 2020, to balance our capital structure.

Significant Financing Activities

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt.

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

09/30/2021 Form 10-Q	37	Wisconsin Electric Power Company

currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic.

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 8, Short-Term Debt and Lines of Credit, for more information on our credit facility.

Working Capital

Although not the case as of September 30, 2021, our current liabilities sometimes exceed our current assets. If this were to occur, we would not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction program and to refinance current maturities of long-term debt, if necessary.

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

(in millions)
2021	$841.9	(1)
2022	1,204.2
2023	1,360.2
Total	$3,406.3

(1)This includes actual capital expenditures already incurred in 2021, as well as estimated capital expenditures for the remainder of the year.

09/30/2021 Form 10-Q	38	Wisconsin Electric Power Company

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

•We, along with WPS, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $85 million to repower major components of Blue Sky Green Field Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, we will own 188 MW of solar generation and 56 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $335 million, with construction expected to begin in late 2021 and completed by the end of 2023.

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

•In April 2021, we, along with WPS, filed an application with the PSCW for approval to construct a natural gas-fired generation facility at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. Once constructed, we will own 64 MW of this project. If approved, our share of the cost of this project is estimated to be approximately $85 million, with construction expected to begin in 2022 and completed in 2023.

We constructed approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, which was approved by the PSCW in June 2020, was designated as the Lakeshore Lateral Project. The cost of the project was approximately $130 million. Construction for the project began in December 2020 and was completed in October 2021.

We plan to construct a LNG facility. Subject to PSCW approval, the facility would provide us with approximately one billion cubic foot of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. The facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. If approved, construction is expected to begin by the end of 2021 with commercial operation for the LNG facility targeted for the end of 2023.

See Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks – United States Department of Commerce Complaint for information on the DOC complaint that could impact our solar projects.

09/30/2021 Form 10-Q	39	Wisconsin Electric Power Company

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, Note 14, Guarantees, and Note 17, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2021.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Shelter-in-place and other orders limiting the capacity of various businesses that were in effect for our service territory have now expired. Similar orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territory in 2020 and continue to impact our results in 2021.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by a regulatory mechanism and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we experienced resulted in higher working capital requirements. However, with normal collection practices underway, our working capital position has improved from where we were at the end of the first quarter of 2021.

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

09/30/2021 Form 10-Q	40	Wisconsin Electric Power Company

protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 20, Regulatory Environment, for more information.

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

We continue to provide our employees with educational information regarding the COVID-19 vaccine and will be providing incentives and imposing surcharges on our medical plan to encourage employees to obtain the vaccine. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, the Delta variant, any increases in COVID-19 cases in our service territory, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

We took actions to ensure that essential utility services were available to our customers during the COVID-19 pandemic. In addition, the PSCW issued written orders requiring certain actions by all public utilities in the state of Wisconsin. See Note 20, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures taken.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the regulatory matter described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2020 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

09/30/2021 Form 10-Q	41	Wisconsin Electric Power Company

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claim that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. On October 13, 2021, in its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. The DOC has indicated it will make its decision within 45 days of receiving the response. If imposed, the new tariffs are expected to disrupt the United States' supply of solar modules and could impact the cost and timing of our solar projects.

Environmental Matters

See Note 18, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2020 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 12, Fair Value Measurements, Note 13, Derivative Instruments, and Note 14, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2021 Form 10-Q	42	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2020 Annual Report on Form 10-K. See Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2021 Form 10-Q	43	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 4, 2021	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2021 Form 10-Q	44	Wisconsin Electric Power Company