Form 10-Q
period 2022-03-31
WISCONSIN ELECTRIC POWER CO
filed 2022-05-05
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
March 31, 2022

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

03/31/2022 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2022-2026
ETB	Environmental Trust Bond

03/31/2022 Form 10-Q	ii	Wisconsin Electric Power Company

EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
RICE	Reciprocating Internal Combustion Engine
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

03/31/2022 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2021 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions, inflation, and other factors;

•The impact of health pandemics, including any new developments relating to the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, the feasibility of competing generation projects, and the ability to execute WEC Energy Group's capital plan;

03/31/2022 Form 10-Q	1	Wisconsin Electric Power Company

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from the ongoing conflict between Russia and Ukraine;

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

03/31/2022 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2022	2021
Operating revenues	$1,072.0	$1,005.2

Operating expenses
Cost of sales	444.2	404.2
Other operation and maintenance	192.6	209.3
Depreciation and amortization	119.1	110.7
Property and revenue taxes	27.0	25.4
Total operating expenses	782.9	749.6

Operating income	289.1	255.6

Other income, net	10.6	7.4
Interest expense	113.4	116.2
Other expense	(102.8)	(108.8)

Income before income taxes	186.3	146.8
Income tax expense	47.5	19.5
Net income	138.8	127.3

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$138.5	$127.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$6.0	$—
Accounts receivable and unbilled revenues, net of reserves of $51.8 and $51.4, respectively	540.9	565.5
Accounts receivable from related parties	81.8	79.1
Materials, supplies, and inventories	206.5	246.4
Prepaid taxes	71.7	97.4
Derivative assets	75.3	48.7
Other	31.8	33.9
Current assets	1,014.0	1,071.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,232.0 and $5,136.4, respectively	10,162.9	10,115.5
Regulatory assets (March 31, 2022 and December 31, 2021 include $98.2 and $100.7, respectively, related to WEPCo Environmental Trust)	2,750.9	2,763.1
Pension and OPEB assets	103.9	96.8
Other	90.3	98.1
Long-term assets	13,108.0	13,073.5
Total assets	$14,122.0	$14,144.5

Liabilities and Equity
Current liabilities
Short-term debt	$24.0	$375.0
Current portion of long-term debt (March 31, 2022 and December 31, 2021 include $8.8, related to WEPCo Environmental Trust)	8.8	8.8
Current portion of finance lease obligations	109.3	109.3
Accounts payable	229.5	347.8
Accounts payable to related parties	192.2	170.9
Accrued interest	40.1	10.9
Other	203.2	144.7
Current liabilities	807.1	1,167.4

Long-term liabilities
Long-term debt (March 31, 2022 and December 31, 2021 include $102.8 and $102.7, respectively, related to WEPCo Environmental Trust)	2,863.9	2,863.3
Finance lease obligations	2,708.0	2,717.9
Deferred income taxes	1,417.4	1,401.6
Regulatory liabilities	1,746.2	1,723.2
Pension and OPEB obligations	38.0	38.8
Other	287.6	287.6
Long-term liabilities	9,061.1	9,032.4

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,571.6	1,290.9
Retained earnings	2,318.9	2,290.5
Common shareholder's equity	4,223.4	3,914.3

Preferred stock	30.4	30.4
Total liabilities and equity	$14,122.0	$14,144.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2022	2021
Operating activities
Net income	$138.8	$127.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	119.1	110.7
Deferred income taxes and ITCs, net	16.0	(14.4)
Change in –
Accounts receivable and unbilled revenues, net	(19.0)	(96.8)
Materials, supplies, and inventories	39.9	34.8
Prepaid taxes	25.7	24.1
Amounts recoverable from customers	1.2	(40.6)
Other current assets	4.0	8.4
Accounts payable	(105.9)	0.3
Accrued taxes	31.2	32.6
Accrued interest	29.2	24.0
Other current liabilities	30.1	(0.1)
Other, net	(2.1)	(7.1)
Net cash provided by operating activities	308.2	203.2

Investing activities
Capital expenditures	(139.5)	(180.6)
Proceeds from assets transferred to affiliates	—	11.3
Insurance proceeds received for property damage	41.0	—
Other, net	(0.6)	2.1
Net cash used in investing activities	(99.1)	(167.2)

Financing activities
Change in short-term debt	(351.0)	10.5
Payments for finance lease obligations	(18.6)	(16.0)
Equity contribution from parent	280.0	30.0
Payment of dividends to parent	(110.0)	(60.0)
Other, net	(0.3)	(0.4)
Net cash used in financing activities	(199.9)	(35.9)

Net change in cash, cash equivalents, and restricted cash	9.2	0.1
Cash, cash equivalents, and restricted cash at beginning of period	3.0	7.2
Cash, cash equivalents, and restricted cash at end of period	$12.2	$7.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	138.5	138.5	—	138.5
Payment of dividends to parent	—	—	(110.0)	(110.0)	—	(110.0)
Equity contribution from parent	—	280.0	—	280.0	—	280.0
Stock-based compensation and other	—	0.7	(0.1)	0.6	—	0.6
Balance at March 31, 2022	$332.9	$1,571.6	$2,318.9	$4,223.4	$30.4	$4,253.8

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	127.0	127.0	—	127.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2021	$332.9	$1,090.6	$2,336.3	$3,759.8	$30.4	$3,790.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022

NOTE 1—GENERAL INFORMATION

Wisconsin Electric Power Company serves approximately 1.1 million electric customers and 0.5 million natural gas customers.

As used in these notes, the term "financial statements" refers to the condensed consolidated financial statements. This includes the income statements, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. In this report, when we refer to "the Company," "us," "we," "our," or "ours," we are referring to Wisconsin Electric Power Company and its subsidiary.

On our financial statements, we consolidate VIEs of which we are the primary beneficiary.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

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

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K.

03/31/2022 Form 10-Q	7	Wisconsin Electric Power Company

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

	Three Months Ended March 31
(in millions)	2022	2021
Wisconsin Electric Power Company
Electric utility	$831.1	$783.5
Natural gas utility	235.9	215.8
Total revenues from contracts with customers	1,067.0	999.3
Other operating revenues	5.0	5.9
Total operating revenues	$1,072.0	$1,005.2

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2022	2021
Residential	$335.4	$312.2
Small commercial and industrial	268.0	242.5
Large commercial and industrial	136.8	129.1
Other	5.4	5.6
Total retail revenues	745.6	689.4
Wholesale	20.6	20.8
Resale	51.0	56.5
Steam	12.1	14.8
Other utility revenues	1.8	2.0
Total electric utility operating revenues	$831.1	$783.5

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2022	2021
Residential	$165.7	$112.7
Commercial and industrial	83.3	52.6
Total retail revenues	249.0	165.3
Transportation	5.6	5.3
Other utility revenues (1)	(18.7)	45.2
Total natural gas utility operating revenues	$235.9	$215.8

(1)Includes the revenues subject to our purchased gas recovery mechanism. The amounts for the three months ended March 31, 2021 reflect the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues. In addition, during the first quarter of 2022 we over-collected natural gas costs due to these costs being lower than what was anticipated in rates.

03/31/2022 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2022	2021
Late payment charges	$3.5	$3.7
Alternative revenues (1)	0.9	1.4
Rental revenues	0.6	0.8
Total other operating revenues	$5.0	$5.9

(1)See Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K for more information on alternative revenues.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2022 and December 31, 2021.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$592.7	$616.9
Allowance for credit losses	51.8	51.4
Accounts receivable and unbilled revenues, net (1)	$540.9	$565.5

Total accounts receivable, net – past due greater than 90 days (1)	$34.3	$32.9
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	99.7%	98.3%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2022, $260.1 million, or 48.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

03/31/2022 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses for the three months ended March 31, 2022 and 2021 is included below:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021
Balance at January 1	$51.4	$59.3
Provision for credit losses	6.1	8.1
Provision for credit losses deferred for future recovery or refund	7.1	17.4
Write-offs charged against the allowance	(18.8)	(11.5)
Recoveries of amounts previously written off	6.0	5.5
Balance at March 31	$51.8	$78.8

Our allowance for credit losses did not change significantly at March 31, 2022, compared to January 1, 2022. The increase in our allowance for credit losses at March 31, 2021, compared to January 1, 2021, was driven by higher past due accounts receivable balances, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by the continued economic disruptions caused by the COVID-19 pandemic, including high unemployment rates. Also, as a result of the winter moratorium rules In Wisconsin (the winter moratorium begins on November 1 and ends on April 15), and the COVID-19 pandemic and related regulatory orders we received, we were unable to disconnect any of our residential customers in the first quarter of 2021 and during all of 2020.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	March 31, 2022	December 31, 2021
Regulatory assets
Finance leases	$1,042.3	$1,032.6
Plant retirement related items	653.7	659.1
Income tax related items	384.6	387.3
Pension and OPEB costs	378.5	386.1
System support resource	128.4	129.5
Securitization	98.2	100.7
Asset retirement obligations	42.1	42.0
Other, net	23.1	27.1
Total regulatory assets	$2,750.9	$2,764.4

Balance sheet presentation
Other current assets	$—	$1.3
Regulatory assets	2,750.9	2,763.1
Total regulatory assets	$2,750.9	$2,764.4

03/31/2022 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	March 31, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$726.5	$728.6
Removal costs	703.5	697.8
Pension and OPEB benefits	147.3	148.4
Derivatives (1)	85.6	55.6
Electric transmission costs (2)	50.4	64.4
Energy costs refundable through rate adjustments (3)	23.8	0.3
Uncollectible expense	10.5	17.8
Other, net	16.1	10.3
Total regulatory liabilities	$1,763.7	$1,723.2

Balance sheet presentation
Other current liabilities	$17.5	$—
Regulatory liabilities	1,746.2	1,723.2
Total regulatory liabilities	$1,763.7	$1,723.2

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 12, Derivative Instruments, for more information on our derivative asset and liability balances.

(2)    The decrease in this regulatory liability balance was primarily related to the PSCW's approval of certain accounting treatments that allowed us to forego applying for a 2022 base rate increase, and instead maintain base rates consistent with 2021 levels. Among the accounting treatments approved was the amortization of our electric transmission regulatory liability balance in 2022, to offset a portion of our forecasted revenue deficiency. See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 base rates.

(3)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred in the first quarter of 2022, compared to what was anticipated in rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of March 31, 2022, we had incurred $95.3 million of costs related to these repairs and restorations. In 2020, we received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, we received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

In June 2021, we received approval from the PSCW to restore the PSB and adjacent steam tunnel assets and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, and in light of the agreement with insurers noted above, we do not currently expect a significant impact to our future results of operations.

NOTE 7—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its subsidiaries. See Note 9, Common Equity, in our 2021 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

03/31/2022 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2022	December 31, 2021
Commercial paper
Amount outstanding	$24.0	$375.0
Weighted-average interest rate on amounts outstanding	0.45%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2022 was $133.0 million with a weighted-average interest rate during the period of 0.19%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2022
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		24.0
Available capacity under existing credit facility		$475.0

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2022	December 31, 2021
Materials and supplies	$140.9	$138.2
Fossil fuel	53.0	54.7
Natural gas in storage	12.6	53.5
Total	$206.5	$246.4

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$39.1	21.0%	$30.8	21.0%
State income taxes net of federal tax benefit	11.6	6.2%	9.3	6.3%
Domestic production activities deferral	2.0	1.1%	2.1	1.4%
Federal excess deferred tax amortization – Wisconsin unprotected	1.7	0.9%	(14.3)	(9.8)%
Federal excess deferred tax amortization	(7.5)	(4.0)%	(7.8)	(5.3)%
PTCs	(0.5)	(0.3)%	(2.4)	(1.6)%
Other	1.1	0.6%	1.8	1.3%
Total income tax expense	$47.5	25.5%	$19.5	13.3%

The effective tax rate of 25.5% for the three months ended March 31, 2022, differs from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

03/31/2022 Form 10-Q	12	Wisconsin Electric Power Company

The effective tax rate of 13.3% for the three months ended March 31, 2021, differs from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. Effective January 1, 2020, in accordance with the rate order received from the PSCW in December 2019, we began amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).
See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

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

03/31/2022 Form 10-Q	13	Wisconsin Electric Power Company

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$45.1	$1.0	$—	$46.1
FTRs	—	—	0.4	0.4
Coal contracts	—	32.3	—	32.3
Total derivative assets	$45.1	$33.3	$0.4	$78.8

Derivative liabilities
Natural gas contracts	$—	$0.2	$—	$0.2

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.5	$4.2	$—	$15.7
FTRs	—	—	1.0	1.0
Coal contracts	—	37.6	—	37.6
Total derivative assets	$11.5	$41.8	$1.0	$54.3

Derivative liabilities
Natural gas contracts	$2.4	$0.3	$—	$2.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2022	2021
Balance at the beginning of the period	$1.0	$1.1
Settlements	(0.6)	(0.7)
Balance at the end of the period	$0.4	$0.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$26.6	$30.4	$30.3
Long-term debt, including current portion	2,872.7	3,083.4	2,872.1	3,403.4

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

03/31/2022 Form 10-Q	14	Wisconsin Electric Power Company

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

	March 31, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$45.2	$0.2	$15.3	$2.6
FTRs	0.4	—	1.0	—
Coal contracts	29.7	—	32.4	—
Total current	75.3	0.2	48.7	2.6

Long-term
Natural gas contracts	0.9	—	0.4	0.1
Coal contracts	2.6	—	5.2	—
Total long-term	3.5	—	5.6	0.1
Total	$78.8	$0.2	$54.3	$2.7

Realized gains (losses) on derivatives are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	18.7 Dth	$8.2	19.1 Dth	$(2.7)
FTRs	5.0 MWh	0.2	5.6 MWh	1.1
Total		$8.4		$(1.6)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At both March 31, 2022 and December 31, 2021, we had posted cash collateral of $5.5 million. These amounts were recorded on our balance sheets in other current assets. At March 31, 2022 and December 31, 2021, we had also received cash collateral of $35.2 million and $0.3 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2022			December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$78.8		$0.2	$54.3		$2.7
Gross amount not offset on the balance sheet	(35.4)	(1)	(0.2)	(2.7)	(2)	(2.4)
Net amount	$43.4		$—	$51.6		$0.3

(1)    Includes cash collateral received of $35.2 million.

(2)    Includes cash collateral received of $0.3 million.

03/31/2022 Form 10-Q	15	Wisconsin Electric Power Company

NOTE 13—GUARANTEES

As of March 31, 2022, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$3.6	$3.3
Interest cost	8.2	7.8
Expected return on plan assets	(17.9)	(17.7)
Amortization of net actuarial loss	7.3	10.0
Net periodic benefit cost	$1.2	$3.4

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$1.0	$1.2
Interest cost	1.4	1.3
Expected return on plan assets	(4.4)	(4.2)
Amortization of prior service credit	(0.3)	(0.3)
Amortization of net actuarial gain	(3.0)	(2.7)
Net periodic benefit credit	$(5.3)	$(4.7)

During the three months ended March 31, 2022, we made contributions and payments of $1.2 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $2.1 million related to our pension plans and $0.1 million related to our OPEB plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 15—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our businesses. At March 31, 2022, we reported two segments, which are described below.

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

No significant items were reported in the other segment during the three months ended March 31, 2022 and 2021.

NOTE 16—VARIABLE INTEREST ENTITIES

The primary beneficiary of a VIE must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in VIEs.

03/31/2022 Form 10-Q	16	Wisconsin Electric Power Company

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

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from us. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from our retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge, and funds on deposit in trust accounts, are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to us or any of our affiliates other than WEPCo Environmental Trust.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	March 31, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$5.6	$2.4
Regulatory assets	98.2	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.8	8.8
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	102.8	102.7

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

03/31/2022 Form 10-Q	17	Wisconsin Electric Power Company

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

We have $3.9 million of required capacity payments over the remaining term of the PPA and tolling agreement. We believe that the required capacity payments under the agreements will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2022, were approximately $8.4 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The EPA is proposing to update and expand the Cross State Air Pollution Rule to regulate NOx emissions in 25 states as part of the “good neighbor provision." As part of the proposed rule, expected to take effect in May 2023, the EPA would establish a new trading budget that would impose lower NOx emissions budgets on states, at a level that the EPA determined to be achievable through existing emissions controls as well as planned plant retirements.

Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is expected to be less than 25 MW. We will closely monitor whether the EPA expands coverage of the rule to sources between 15 MW and 25 MW in the final rule.

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

03/31/2022 Form 10-Q	18	Wisconsin Electric Power Company

In October 2021, the EPA announced that it will reconsider the December 2020 decision to retain the 2015 ozone standards with no changes and that it is targeting the end of 2023 to complete this reconsideration.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Kenosha and Northern Milwaukee/Ozaukee. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, Illinois, Indiana, and Wisconsin nonattainment area now includes an expanded portion of Kenosha County. Preliminary 2019-2021 monitoring data indicates that the Milwaukee and Chicago nonattainment areas will likely be adjusted to "moderate" nonattainment for the 2015 standard.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standards and incorporated by reference the federal air pollution monitoring requirements related to the standard. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. In March 2022, the EPA’s CASAC sent a letter to the EPA finalizing its peer review of the particulate matter standards. Based on their review, the majority of the members of the CASAC found that lowering the annual standard to within a range of 8 to 10 micrograms per cubic meter was appropriate, while a minority of the members of the committee found that a range of 10 to 11 micrograms per cubic meter would be appropriate. Additionally, a majority of the CASAC members favored lowering the 24-hour standard, while a minority concurred with EPA’s preliminary conclusion to retain the 24-hour standard without revision.

A proposed rule is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 micrograms per cubic meter, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 micrograms per cubic meter, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court is reviewing a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the Clean Air Act to address CO2 emissions. In February 2022, the Supreme Court heard oral arguments, and a decision is expected this summer.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. The EPA has signaled that a rule replacement is expected by the end of 2022. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by

03/31/2022 Form 10-Q	19	Wisconsin Electric Power Company

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

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. We reported CO2 equivalent emissions of 15.6 million metric tonnes to the EPA for 2021. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas operations distribute and sell. We reported aggregated CO2 equivalent emissions of 3.8 million metric tonnes to the EPA for 2021.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule, NR 111, became effective in June 2020, and the WDNR will apply it when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities.

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS and OCPP Units 5-8. We believe that existing technology at the PWGS satisfies the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected to be by the third quarter of 2022. We also believe that existing technology installed at the OCPP facility meets the BTA requirements; however, it is anticipated that these four generating units will be retired prior to the WDNR making a final BTA decision.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. Modifications to OC 7 and OC 8 were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require an additional $90 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

03/31/2022 Form 10-Q	20	Wisconsin Electric Power Company

Waters of the United States

In December 2021, the EPA and the United States Army Corps of Engineers together released a proposed rule to repeal the April 2020 Navigable Waters Protection Rule that defined WOTUS. The purpose of this proposed rule will be to restore regulations defining WOTUS that were in place prior to 2015 and to update certain provisions to be consistent with relevant Supreme Court decisions. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. In January 2022, the Supreme Court granted certiorari in a case to evaluate the proper test for determining whether wetlands are WOTUS. At this point, our projects requiring federal permits are moving ahead, but we are monitoring to better understand potential future impacts. This case, once decided, should provide clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2022	December 31, 2021
Regulatory assets	$16.4	$16.8
Reserves for future environmental remediation (1)	10.7	10.7

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$83.6	$91.5
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	51.4	24.4
Increase in receivable related to insurance proceeds	—	14.1

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEPCo Environmental Trust. See Note 16, Variable Interest Entities, for more information.

03/31/2022 Form 10-Q	21	Wisconsin Electric Power Company

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$6.0	$—
Restricted cash included in other current assets	5.6	2.4
Restricted cash included in other long term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$12.2	$3.0

NOTE 19—REGULATORY ENVIRONMENT

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates, effective January 1, 2023. The request reflected the following:

Proposed 2023 rate increase
Electric	$260.5	million	/	8.4%
Gas	$50.7	million	/	10.7%
Steam	$3.3	million	/	15.5%
Proposed ROE (1)	10.0%
Proposed common equity component average on a financial basis (1)	53.0%

(1)    The proposed ROE is consistent with our currently authorized ROE. Our common equity component average is currently 52.5%.

The primary drivers of the requested increase in electric rates are capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen our distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW.

The requested increase in natural gas rates primarily relates to capital investments that have been previously approved by the PSCW, including LNG storage for our natural gas distribution system.

We also proposed continuing to use an earnings sharing mechanism. Under the proposed earnings sharing mechanism, if we earn above our authorized ROE: (i) we would retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points would be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings would be required to be refunded to ratepayers.

We are seeking a limited rate re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024 and our LNG project that is expected to be placed into service in 2023.

We expect a decision from the PSCW in the fourth quarter of 2022, with any rate adjustments expected to be effective January 1, 2023.

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2022 Form 10-Q	22	Wisconsin Electric Power Company

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of: (i) the types of assistance received; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year ending on December 31, 2022, and we are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

03/31/2022 Form 10-Q	23	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2021 Annual Report on Form 10-K.

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities, including us. When taken together, the retirements and new investments should better balance supply with demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation.

In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for its generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, we are exploring co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects its use of coal will account for less than 5% of the power it supplies to its customers, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by the end of 2035.

WEC Energy Group already has retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2025, which includes the planned retirement in 2023-2024 of OCPP Units 5-8.

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

•1,400 MW of utility-scale solar;

03/31/2022 Form 10-Q	24	Wisconsin Electric Power Company

•800 MW of battery storage; and
•100 MW of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WPS based on specific customer needs, including:

•100 MW of RICE natural gas-fueled generation;
•the planned purchase of 200 MW of capacity in West Riverside — a new, combined-cycle natural gas plant completed by Alliant Energy in Wisconsin; and
•the planned purchase of Whitewater, a natural gas-fired combined cycle electric generating facility with a capacity of 236.5 MW.

The new investments discussed above are in addition to the renewable projects currently underway. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In addition, we have partnered with an unaffiliated utility to construct Badger Hollow II, a utility scale solar project that is expected to enter commercial operation in the first half of 2023. Once constructed, we will own 100 MW of the project.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, we have energized 23 Solar Now projects and currently have another one under construction, together totaling more than 27 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

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

We received approval to construct an LNG facility to meet anticipated peak demand. Commercial operation of the LNG facility is targeted for the end of 2023.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

03/31/2022 Form 10-Q	25	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022

Earnings

Our earnings for the first quarter of 2022 were $138.5 million, compared with $127.0 million for the same quarter in 2021. See below for additional information on the $11.5 million increase in earnings.

03/31/2022 Form 10-Q	26	Wisconsin Electric Power Company

Expected 2022 Annual Effective Tax Rate

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended March 31, 2022 and 2021 was $289.1 million and $255.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

03/31/2022 Form 10-Q	27	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the first quarter of 2022, with the same quarter in 2021, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Electric revenues	$835.5	$788.8	$46.7
Fuel and purchased power	279.8	255.7	(24.1)
Total electric margins	555.7	533.1	22.6

Natural gas revenues	236.5	216.4	20.1
Cost of natural gas sold	164.4	148.5	(15.9)
Total natural gas margins	72.1	67.9	4.2

Total electric and natural gas margins	627.8	601.0	26.8

Other operation and maintenance	192.6	209.3	16.7
Depreciation and amortization	119.1	110.7	(8.4)
Property and revenue taxes	27.0	25.4	(1.6)
Operating income	289.1	255.6	33.5

Other income, net	10.6	7.4	3.2
Interest expense	113.4	116.2	2.8
Income before income taxes	186.3	146.8	39.5

Income tax expense	47.5	19.5	(28.0)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$138.5	$127.0	$11.5

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$78.9	$77.1	$(1.8)
Transmission (1)	68.9	84.4	15.5
We Power (2)	27.6	29.4	1.8
Regulatory amortizations and other pass through expenses (3)	17.2	18.4	1.2
Total other operation and maintenance	$192.6	$209.3	$16.7

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2022 and 2021, $82.9 million and $86.9 million, respectively, of costs were billed to us by transmission providers.

During the first quarter of 2022 we amortized $15.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense in the first quarter of 2022, compared with the same quarter in 2021. See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the first quarter of 2022 and 2021, $24.8 million and $25.9 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

03/31/2022 Form 10-Q	28	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	1,986.6	1,983.9	2.7
Small commercial and industrial	2,169.0	2,077.5	91.5
Large commercial and industrial	1,598.9	1,575.1	23.8
Other	31.9	35.6	(3.7)
Total retail	5,786.4	5,672.1	114.3
Wholesale	324.0	317.1	6.9
Resale	1,146.9	1,847.4	(700.5)
Total sales in MWh	7,257.3	7,836.6	(579.3)

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	189.8	177.3	12.5
Commercial and industrial	107.7	95.4	12.3
Total retail	297.5	272.7	24.8
Transportation	98.4	95.9	2.5
Total sales in therms	395.9	368.6	27.3

	Three Months Ended March 31
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (3,267 Normal)	3,325	3,120	6.6%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $46.7 million during the first quarter 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $22.6 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher electric utility margins were:

•A $23.3 million increase in margins related to the impact of unprotected excess deferred taxes in the first quarter of 2021, which we agreed to return to customers in our PSCW-approved Wisconsin rate orders. This increase in margins is offset in income taxes.

•Securitization revenues of $3.2 million received during the first quarter of 2022 related to an environmental control charge collected from our retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 16, Variable Interest Entities, for more information. These revenues are offset in depreciation and amortization as well as interest expense.

03/31/2022 Form 10-Q	29	Wisconsin Electric Power Company

•A $2.4 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

These increases in margins were partially offset by:

•A $2.2 million decrease in margins driven by higher coal ash handling costs as well as higher costs related to the purchase of required capacity.

•Lower margins of $2.1 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $20.1 million during the first quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 1.4% during the first quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $4.2 million during the first quarter of 2022, compared with the same quarter in 2021. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather during the first quarter of 2022, as well as the continued economic recovery in Wisconsin from the COVID-19 pandemic.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $6.7 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the decrease in operating expenses were:

•A $15.5 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $1.8 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $1.2 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These decreases in other operating expenses were partially offset by:

•An $8.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $4.8 million increase in electric and natural gas distribution expenses, primarily driven by increased maintenance expense related to significant winter storms in 2022.

Other Income, Net

Other income, net increased $3.2 million during the first quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more

03/31/2022 Form 10-Q	30	Wisconsin Electric Power Company

information on our benefit costs. An increase in allowance for funds used during construction-equity, driven by continued capital investment, also contributed to the higher other income, net.

Interest Expense

Interest expense decreased $2.8 million during the first quarter of 2022, compared with the same quarter in 2021, driven by lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Also contributing to the decrease, in June 2021, we were able to refinance $300 million of debt obligation that matured with lower rate debt.

Income Tax Expense

Income tax expense increased $28.0 million during the first quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $23 million negative impact related to lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. Also contributing to this increase in income tax expense was an increase in pretax income. See Note 10, Income Taxes, and Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$308.2	$203.2	$105.0
Investing activities	(99.1)	(167.2)	68.1
Financing activities	(199.9)	(35.9)	(164.0)

Operating Activities

Net cash provided by operating activities increased $105.0 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•A $198.6 million increase in cash related to higher overall collections from customers as a result of an increase in sales volumes during the first quarter of 2022, compared with the same quarter in 2021, driven by colder winter weather and the continued economic recovery in Wisconsin from the COVID-19 pandemic. We also over-collected natural gas costs in the first quarter of 2022, as natural gas costs were lower than what was anticipated in rates. In addition, we began collecting securitization revenues in June 2021 related to the issuance of the ETBs by WEPCo Environmental Trust. See Note 16, Variable Interest Entities, for more information on the issuance of WEPCo Environmental Trust's ETBs.

•A $47.5 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during the first quarter of 2022, driven by an increase in the fair value of our natural gas derivative assets during the first quarter of 2022, compared with the same quarter in 2021.

03/31/2022 Form 10-Q	31	Wisconsin Electric Power Company

These increases in net cash provided by operating activities were partially offset by:

•A $105.8 million decrease in cash from higher payments for other operation and maintenance expenses. During the first quarter of 2022, our payments were higher for storm restoration as well as due to the timing of payments for accounts payable.

•A $41.2 million decrease in cash from higher payments for fuel and purchased power at our plants during the first quarter of 2022, compared with the same quarter in 2021. We incurred higher natural gas costs during the first quarter of 2022, compared with the same quarter in 2021, as a result of an increase in the price of natural gas.

Investing Activities

Net cash used in investing activities decreased $68.1 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•A $41.1 million decrease in cash paid for capital expenditures, which is discussed in more detail below.

•Insurance proceeds of $41.0 million received during the first quarter of 2022 for property damage, primarily driven by proceeds received for the PSB claim. See Note 6, Property, Plant, and Equipment, for more information.

These decreases in net cash used in investing activities were partially offset by $11.3 million of proceeds received from affiliates during the first quarter of 2021, for assets transferred related to a customer billing system.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$139.5	$180.6	$(41.1)

The decrease in cash paid for capital expenditures during the first quarter of 2022, compared with the same quarter in 2021, was primarily driven by lower capital expenditures related to upgrades to our natural gas and electric distribution systems.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $164.0 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•A $361.5 million decrease in cash due to $351.0 million of net repayments of commercial paper during the first quarter of 2022, compared with $10.5 million of net borrowings of commercial paper during the same quarter in 2021.

•A $50.0 million decrease in cash due to higher dividends paid to our parent during the first quarter of 2022, compared with the same quarter in 2021, to balance our capital structure.

These decreases in cash were partially offset by a $250.0 million increase in cash related to higher equity contributions received from our parent during the first quarter of 2022, compared with the same quarter in 2021, to balance our capital structure.

Significant Financing Activities

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and

03/31/2022 Form 10-Q	32	Wisconsin Electric Power Company

the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2021 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 17, Commitments and Contingencies.

(in millions)
2022	$1,204.2	(1)
2023	1,360.2
2024	1,173.9
Total	$3,738.3

(1)This includes actual capital expenditures already incurred in 2022, as well as estimated capital expenditures for the remainder of the year.

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

•We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the project. Our share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow II is targeted for the first half of 2023.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, we will own 150 MW of solar generation and 82 MW of battery storage of this project. Our share of the cost of this project is estimated to be approximately $325 million, with construction expected to be completed by the end of 2023.

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

•We, along with WPS, received PSCW approval to construct a natural gas-fired generation facility at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Once constructed, we will own 64 MW of this

03/31/2022 Form 10-Q	33	Wisconsin Electric Power Company

project. Our share of the cost of this project is estimated to be approximately $85 million, with construction expected to be completed in 2023.

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

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries, which could impact the timing and cost of our planned solar projects. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Withhold Release Order Related to Silica-Based Products for information on the DOC investigation and potential impacts to our solar projects as a result of CBP actions related to solar panels, respectively.

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

Long-Term Debt

There were no material changes in our outstanding long-term debt during the three months ended March 31, 2022.

Common Stock Dividends

During the three months ended March 31, 2022, we paid common stock dividends of $110.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 17, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, Note 13, Guarantees, and Note 16, Variable Interest Entities.

03/31/2022 Form 10-Q	34	Wisconsin Electric Power Company

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

The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation in our 2021 Annual Report on Form 10-K.

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

Although not the case as of March 31, 2022, our current liabilities sometimes exceed our current assets. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $475.0 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts had investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2021 Annual Report on Form 10-K.

Debt Covenants

At March 31, 2022, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at March 31, 2022, we could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

03/31/2022 Form 10-Q	35	Wisconsin Electric Power Company

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2021 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

COVID-19 Pandemic

We have taken steps to mitigate the impact of the global COVID-19 pandemic. However, the extent to which the COVID-19 pandemic could continue to impact our results of operations and liquidity is largely dependent upon the ability of our customers to resume or to maintain normal operations. Adverse impacts to us and our subsidiaries from a prolonged COVID-19 pandemic environment could include a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unfavorable terms or rates.

We will continue to monitor COVID-19 pandemic-related developments affecting our workforce, customers, and suppliers and will implement additional actions that we determine to be necessary in order to mitigate any additional impacts. We cannot predict the full extent of the impacts of COVID-19, which will depend on, among other things, its duration through new variants, the rate and the effectiveness of both vaccinations and treatments, future regulatory and governmental actions, and the ability to maintain normal business activity.

Regulatory, Legislative, and Legal Matters

Withhold Release Order Related to Silica-Based Products

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China, such as polysilicon, included in the manufacturing of solar panels. The WRO was issued over allegations of widespread, state-backed forced labor in the region. A significant percentage of the world’s polysilicon supply comes from China, and as a result of the WRO, many solar panels imported into the United States are being held by the CBP on suspicion that they originated from, or contain components that originated from, this region in China. Solar panels will only be released after the importer provides satisfactory evidence to the contrary, which can be an arduous process. We have been notified that solar panel suppliers have experienced delays associated with this WRO. We are evaluating options to mitigate these delays and maintain original project schedules, although we could experience project delays as a result of this WRO. The project delays could impact Badger Hollow II, which is currently under construction. Also, we cannot currently predict what, if any, impact this supply disruption will have on our future solar projects included in WEC Energy Group's capital plan.

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. In its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. In November 2021, the DOC rejected the petition filed by the anonymous group and cited the group's anonymity as a driving factor in the denial.

03/31/2022 Form 10-Q	36	Wisconsin Electric Power Company

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by DOC in November 2021, there are notable differences. The group added Cambodia to the petition and is requesting that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. This decision alone is having an adverse impact on the United States solar industry. A DOC decision is expected by January 2023. If the DOC determines that the petition has merit, it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs are expected to further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing conflict between Russia and Ukraine will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2021 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the two risk factors below that are disclosed in Part I of our 2021 Annual Report on Form 10-K.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our electric and natural gas utility operations.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report.

03/31/2022 Form 10-Q	37	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2021 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – COVID-19 Pandemic and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2022 Form 10-Q	38	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2021 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts

	10.1	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022 (Exhibit 10.9 to Wisconsin Electric Power Company's 12/31/2021 Form 10-K).

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2022 Form 10-Q	39	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 5, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2022 Form 10-Q	40	Wisconsin Electric Power Company