Form 10-Q
period 2022-06-30
WISCONSIN ELECTRIC POWER CO
filed 2022-08-04
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
June 30, 2022

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

06/30/2022 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit

06/30/2022 Form 10-Q	ii	Wisconsin Electric Power Company

Darien	Darien Solar-Battery Park
EGU	Electric Generating Unit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2022-2026
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
RNG	Renewable Natural Gas
RICE	Reciprocating Internal Combustion Engine
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

06/30/2022 Form 10-Q	iii	Wisconsin Electric Power Company

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, and other factors;

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

06/30/2022 Form 10-Q	1	Wisconsin Electric Power Company

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from the ongoing conflict between Russia and Ukraine and related sanctions;

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

06/30/2022 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2022	2021	2022	2021
Operating revenues	$943.5	$827.5	$2,015.5	$1,832.7

Operating expenses
Cost of sales	385.5	276.4	829.7	680.6
Other operation and maintenance	205.3	213.1	397.9	422.4
Depreciation and amortization	119.7	113.3	238.8	224.0
Property and revenue taxes	26.5	24.7	53.5	50.1
Total operating expenses	737.0	627.5	1,519.9	1,377.1

Operating income	206.5	200.0	495.6	455.6

Other income, net	11.4	7.3	22.0	14.7
Interest expense	113.1	116.0	226.5	232.2
Other expense	(101.7)	(108.7)	(204.5)	(217.5)

Income before income taxes	104.8	91.3	291.1	238.1
Income tax expense	26.7	12.2	74.2	31.7
Net income	78.1	79.1	216.9	206.4

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$77.8	$78.8	$216.3	$205.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$2.0	$—
Accounts receivable and unbilled revenues, net of reserves of $47.6 and $51.4, respectively	571.0	565.5
Accounts receivable from related parties	92.3	79.1
Materials, supplies, and inventories	258.2	246.4
Prepaid taxes	99.8	97.4
Other prepayments	11.9	24.3
Derivative assets	81.8	48.7
Other	9.1	9.6
Current assets	1,126.1	1,071.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,312.2 and $5,136.4, respectively	10,432.0	10,115.5
Regulatory assets (June 30, 2022 and December 31, 2021 include $96.1 and $100.7, respectively, related to WEPCo Environmental Trust)	2,751.1	2,763.1
Pension and OPEB assets	112.2	96.8
Other	108.1	98.1
Long-term assets	13,403.4	13,073.5
Total assets	$14,529.5	$14,144.5

Liabilities and Equity
Current liabilities
Short-term debt	$413.8	$375.0
Current portion of long-term debt (related to WEPCo Environmental Trust)	8.8	8.8
Current portion of finance lease obligations	109.6	109.3
Accounts payable	402.3	347.8
Accounts payable to related parties	196.4	170.9
Other	195.7	155.6
Current liabilities	1,326.6	1,167.4

Long-term liabilities
Long-term debt (June 30, 2022 and December 31, 2021 include $98.4 and $102.7, respectively, related to WEPCo Environmental Trust)	2,860.1	2,863.3
Finance lease obligations	2,734.0	2,717.9
Deferred income taxes	1,435.1	1,401.6
Regulatory liabilities	1,749.4	1,723.2
Pension and OPEB obligations	37.8	38.8
Other	284.8	287.6
Long-term liabilities	9,101.2	9,032.4

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,571.7	1,290.9
Retained earnings	2,166.7	2,290.5
Common shareholder's equity	4,071.3	3,914.3

Preferred stock	30.4	30.4
Total liabilities and equity	$14,529.5	$14,144.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2022	2021
Operating activities
Net income	$216.9	$206.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	238.8	224.0
Deferred income taxes and ITCs, net	33.5	(14.3)
Change in –
Accounts receivable and unbilled revenues, net	(29.9)	(37.6)
Materials, supplies, and inventories	(11.8)	10.4
Other prepayments	12.4	14.0
Other current assets	(1.3)	9.0
Accounts payable	(3.3)	30.3
Amounts refundable to customers	16.8	(1.4)
Other current liabilities	17.9	32.4
Other, net	(39.5)	0.5
Net cash provided by operating activities	450.5	473.7

Investing activities
Capital expenditures	(419.3)	(387.6)
Proceeds from assets transferred to affiliates	—	10.7
Insurance proceeds received for property damage	41.0	—
Other, net	(6.2)	3.4
Net cash used in investing activities	(384.5)	(373.5)

Financing activities
Change in short-term debt	38.8	(90.0)
Issuance of long-term debt	—	418.8
Retirement of long-term debt	(4.4)	(300.0)
Payments for finance lease obligations	(37.1)	(32.5)
Equity contribution from parent	280.0	30.0
Payment of dividends to parent	(340.0)	(120.0)
Other, net	(0.6)	(6.8)
Net cash used in financing activities	(63.3)	(100.5)

Net change in cash, cash equivalents, and restricted cash	2.7	(0.3)
Cash, cash equivalents, and restricted cash at beginning of period	3.0	7.2
Cash, cash equivalents, and restricted cash at end of period	$5.7	$6.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	138.5	138.5	—	138.5
Payment of dividends to parent	—	—	(110.0)	(110.0)	—	(110.0)
Equity contribution from parent	—	280.0	—	280.0	—	280.0
Stock-based compensation and other	—	0.7	(0.1)	0.6	—	0.6
Balance at March 31, 2022	$332.9	$1,571.6	$2,318.9	$4,223.4	$30.4	$4,253.8
Net income attributed to common shareholder	—	—	77.8	77.8	—	77.8
Payment of dividends to parent	—	—	(230.0)	(230.0)	—	(230.0)
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at June 30, 2022	$332.9	$1,571.7	$2,166.7	$4,071.3	$30.4	$4,101.7

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	127.0	127.0	—	127.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2021	$332.9	$1,090.6	$2,336.3	$3,759.8	$30.4	$3,790.2
Net income attributed to common shareholder	—	—	78.8	78.8	—	78.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.1	(0.1)	—	$—	$—
Balance at June 30, 2021	$332.9	$1,090.7	$2,355.0	$3,778.6	$30.4	$3,809.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

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

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, we, along with WPS, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. We currently purchase all of the capacity from this generation facility pursuant to a PPA. In December 2021, we, along with WPS, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity. The transaction is expected to close in early 2023.

06/30/2022 Form 10-Q	7	Wisconsin Electric Power Company

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Wisconsin Electric Power Company
Electric utility	$843.1	$758.9	$1,674.2	$1,542.4
Natural gas utility	96.9	62.3	332.8	278.1
Total revenues from contracts with customers	940.0	821.2	2,007.0	1,820.5
Other operating revenues	3.5	6.3	8.5	12.2
Total operating revenues	$943.5	$827.5	$2,015.5	$1,832.7

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Residential	$328.8	$307.6	$664.2	$619.8
Small commercial and industrial	268.9	248.7	536.9	491.2
Large commercial and industrial	159.7	138.0	296.5	267.1
Other	4.8	4.6	10.2	10.2
Total retail revenues	762.2	698.9	1,507.8	1,388.3
Wholesale	17.2	17.9	37.8	38.7
Resale	52.6	36.1	103.6	92.6
Steam	4.7	4.2	16.8	19.0
Other utility revenues	6.4	1.8	8.2	3.8
Total electric utility operating revenues	$843.1	$758.9	$1,674.2	$1,542.4

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Residential	$64.1	$70.3	$229.8	$183.0
Commercial and industrial	28.2	31.6	111.5	84.2
Total retail revenues	92.3	101.9	341.3	267.2
Transportation	3.9	3.8	9.5	9.1
Other utility revenues (1)	0.7	(43.4)	(18.0)	1.8
Total natural gas utility operating revenues	$96.9	$62.3	$332.8	$278.1

(1)Includes the revenues subject to our purchased gas recovery mechanism. The negative amount for the six months ended June 30, 2022 primarily relates to the over-collection of natural gas costs recorded in a regulatory liability due to these costs being lower than what was anticipated in rates. See Note 5, Regulatory Assets and Liabilities, for more information.

06/30/2022 Form 10-Q	8	Wisconsin Electric Power Company

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Late payment charges	$3.1	$4.4	$6.6	$8.1
Rental revenues	1.3	1.6	1.9	2.4
Alternative revenues (1)	(0.9)	0.3	—	1.7
Total other operating revenues	$3.5	$6.3	$8.5	$12.2

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups as discussed in Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2022 and December 31, 2021.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$618.6	$616.9
Allowance for credit losses	47.6	51.4
Accounts receivable and unbilled revenues, net (1)	$571.0	$565.5

Total accounts receivable, net – past due greater than 90 days (1)	$38.3	$32.9
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	98.4%	98.3%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2022, $227.1 million, or 39.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2022 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$51.8	$78.8	$51.4	$59.3
Provision for credit losses	6.6	4.4	12.7	12.5
Provision for credit losses deferred for future recovery or refund	0.2	(3.5)	7.3	13.9
Write-offs charged against the allowance	(15.5)	(10.7)	(34.3)	(22.2)
Recoveries of amounts previously written off	4.5	2.3	10.5	7.8
Balance at the end of the period	$47.6	$71.3	$47.6	$71.3

There was a $3.8 million decrease in the allowance for credit losses at June 30, 2022, compared to December 31, 2021. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

The increase in the allowance for credit losses at June 30, 2021, compared to December 31, 2020, was driven by higher past due accounts receivable balances, primarily related to residential customers. This increase in accounts receivable balances in arrears related to the continued economic disruptions caused by the COVID-19 pandemic, including high unemployment rates. However, as seen in the quarterly rollforward above, the allowance for credit losses began to decrease in the second quarter of 2021, which we believe was related to the start of normal collection practices.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	June 30, 2022	December 31, 2021
Regulatory assets
Finance leases	$1,052.0	$1,032.6
Plant retirement related items	646.9	659.1
Income tax related items	383.8	387.3
Pension and OPEB costs	370.8	386.1
System support resource	126.6	129.5
Securitization	96.1	100.7
Asset retirement obligations	42.2	42.0
Environmental remediation costs	15.9	16.8
Other, net	16.8	10.3
Total regulatory assets	$2,751.1	$2,764.4

Balance sheet presentation
Other current assets	$—	$1.3
Regulatory assets	2,751.1	2,763.1
Total regulatory assets	$2,751.1	$2,764.4

06/30/2022 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	June 30, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$724.3	$728.6
Removal costs	708.8	697.8
Pension and OPEB benefits	145.9	148.4
Derivatives (1)	109.6	55.6
Electric transmission costs (2)	33.4	64.4
Energy costs refundable through rate adjustments (3)	17.2	0.3
Uncollectible expense	10.3	17.8
Other, net	16.7	10.3
Total regulatory liabilities	$1,766.2	$1,723.2

Balance sheet presentation
Other current liabilities	$16.8	$—
Regulatory liabilities	1,749.4	1,723.2
Total regulatory liabilities	$1,766.2	$1,723.2

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 13, Derivative Instruments, for more information on our derivative asset and liability balances.

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

(3)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred during 2022, compared to what was anticipated in rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of June 30, 2022, we had incurred $95.3 million of costs related to these repairs and restorations. In 2020, we received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, we received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

06/30/2022 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2022	December 31, 2021
Commercial paper
Amount outstanding	$413.8	$375.0
Weighted-average interest rate on amounts outstanding	1.81%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2022 was $134.7 million with a weighted-average interest rate during the period of 0.66%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2022
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		413.8
Available capacity under existing credit facility		$85.2

NOTE 9—LEASES

We, along with WPS and an unaffiliated utility, partnered to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system in Kenosha County, Wisconsin. We own 75% of Paris. Once fully constructed, we will own 150 MW of solar generation and 82 MW of battery storage of this project. The PSCW has approved the acquisition and construction of Paris, and commercial operation for the solar portion of the project is targeted in 2023.

Related to our investment in Paris, we, along with WPS and an unaffiliated utility, entered into several land leases in Kenosha County, Wisconsin that commenced in the second quarter of 2022. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Paris was approximately $43.8 million at June 30, 2022, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance land leases for Paris were included in finance lease obligations on the balance sheet. Our finance lease right of use asset related to Paris was approximately $43.8 million as of June 30, 2022, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with Paris leases resembles that of an operating lease, as amortization of the right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At June 30, 2022, our weighted-average discount rate for the Paris finance leases was 5.28%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

06/30/2022 Form 10-Q	12	Wisconsin Electric Power Company

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Paris as of June 30, 2022, were as follows:

(in millions)
Six months ended December 31, 2022	$0.6
2023	1.8
2024	1.9
2025	1.9
2026	2.0
2027	2.0
Thereafter	146.7
Total minimum lease payments	156.9
Less: Interest	(113.1)
Present value of minimum lease payments	43.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$43.8

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2022	December 31, 2021
Materials and supplies	$144.6	$138.2
Fossil fuel	60.0	54.7
Natural gas in storage	53.6	53.5
Total	$258.2	$246.4

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2022 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$21.9	21.0%	$19.1	21.0%
State income taxes net of federal tax benefit	6.6	6.3%	5.9	6.4%
Domestic production activities deferral	1.3	1.2%	1.3	1.4%
Federal excess deferred tax amortization – Wisconsin unprotected	1.1	1.0%	(9.0)	(9.9)%
Federal excess deferred tax amortization	(4.6)	(4.4)%	(4.8)	(5.3)%
PTCs	(0.4)	(0.4)%	(1.4)	(1.4)%
Other	0.8	0.8%	1.1	1.2%
Total income tax expense	$26.7	25.5%	$12.2	13.4%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$61.0	21.0%	$49.9	21.0%
State income taxes net of federal tax benefit	18.2	6.3%	15.2	6.4%
Domestic production activities deferral	3.3	1.1%	3.4	1.4%
Federal excess deferred tax amortization – Wisconsin unprotected	2.8	1.0%	(23.3)	(9.8)%
Federal excess deferred tax amortization	(12.1)	(4.2)%	(12.6)	(5.3)%
PTCs	(0.9)	(0.3)%	(3.8)	(1.6)%
Other	1.9	0.6%	2.9	1.2%
Total income tax expense	$74.2	25.5%	$31.7	13.3%

The effective tax rates of 25.5% for both the three and six months ended June 30, 2022, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

The effective tax rates of 13.4% and 13.3% for the three and six months ended June 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. Effective January 1, 2020, in accordance with the rate order received from the PSCW in December 2019, we began amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to our customers. In addition, the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

NOTE 12—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

06/30/2022 Form 10-Q	14	Wisconsin Electric Power Company

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

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our derivative instruments categorized as Level 3 consisted of FTRs at June 30, 2022 and December 31, 2021. These derivative instruments are valued using MISO auction prices.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$25.7	$2.2	$—	$27.9
FTRs	—	—	6.1	6.1
Coal contracts	—	67.6	—	67.6
Total derivative assets	$25.7	$69.8	$6.1	$101.6

Derivative liabilities
Natural gas contracts	$6.9	$1.2	$—	$8.1

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.5	$4.2	$—	$15.7
FTRs	—	—	1.0	1.0
Coal contracts	—	37.6	—	37.6
Total derivative assets	$11.5	$41.8	$1.0	$54.3

Derivative liabilities
Natural gas contracts	$2.4	$0.3	$—	$2.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

06/30/2022 Form 10-Q	15	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$0.4	$0.4	$1.0	$1.1
Purchases	7.4	3.0	7.4	3.0
Settlements	(1.7)	(0.8)	(2.3)	(1.5)
Balance at the end of the period	$6.1	$2.6	$6.1	$2.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$26.4	$30.4	$30.3
Long-term debt, including current portion	2,868.9	2,831.1	2,872.1	3,403.4

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

	June 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts (1)	$26.9	$6.9	$15.3	$2.6
FTRs	6.1	—	1.0	—
Coal contracts	48.8	—	32.4	—
Total current	81.8	6.9	48.7	2.6

Long-term
Natural gas contracts (1)	1.0	1.2	0.4	0.1
Coal contracts	18.8	—	5.2	—
Total long-term	19.8	1.2	5.6	0.1
Total	$101.6	$8.1	$54.3	$2.7

(1)Our natural gas derivative assets increased from December 31, 2021 to June 30, 2022 primarily due to the significant increase in natural gas prices.

06/30/2022 Form 10-Q	16	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	12.7 Dth	$31.3	16.5 Dth	$1.1
FTRs	4.9 MWh	3.2	5.5 MWh	5.4
Total		$34.5		$6.5

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	31.4 Dth	$39.5	35.6 Dth	$(1.6)
FTRs	9.9 MWh	3.4	11.1 MWh	6.5
Total		$42.9		$4.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At both June 30, 2022 and December 31, 2021, we had posted cash collateral of $5.5 million. These amounts were recorded on our balance sheets in other current assets. At June 30, 2022 and December 31, 2021, we had also received cash collateral of $22.7 million and $0.3 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2022			December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$101.6		$8.1	$54.3		$2.7
Gross amount not offset on the balance sheet	(26.1)	(1)	(7.4)	(2.7)	(2)	(2.4)
Net amount	$75.5		$0.7	$51.6		$0.3

(1)    Includes cash collateral received of $18.7 million.

(2)    Includes cash collateral received of $0.3 million.

NOTE 14—GUARANTEES

As of June 30, 2022, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Service cost	$3.0	$3.9	$6.7	$7.2
Interest cost	8.1	7.7	16.3	15.5
Expected return on plan assets	(17.8)	(17.4)	(35.7)	(35.1)
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	7.6	11.0	14.9	21.0
Net periodic benefit cost	$0.9	$5.1	$2.1	$8.5

06/30/2022 Form 10-Q	17	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Service cost	$1.0	$0.9	$2.0	$2.1
Interest cost	1.4	1.4	2.8	2.7
Expected return on plan assets	(4.4)	(4.2)	(8.8)	(8.4)
Amortization of prior service credit	(0.4)	(0.3)	(0.7)	(0.6)
Amortization of net actuarial gain	(3.1)	(2.8)	(6.1)	(5.5)
Net periodic benefit credit	$(5.5)	$(5.0)	$(10.8)	$(9.7)

During the six months ended June 30, 2022, we made contributions and payments of $2.0 million related to our pension plans and $2.0 million related to our OPEB plans. We expect to make contributions and payments of $1.4 million related to our pension plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes. We do not expect to make any contributions or payments related to our OPEB plans during the remainder of 2022.

NOTE 16—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our businesses. At June 30, 2022, we reported two segments, which are described below.

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

No significant items were reported in the other segment during the three and six months ended June 30, 2022 and 2021.

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

06/30/2022 Form 10-Q	18	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	June 30, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$3.1	$2.4
Regulatory assets	96.1	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.8	8.8
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	98.4	102.7

Power Purchase Commitment

On May 31, 2022, our PPA with LSP-Whitewater Limited Partnership that represented a variable interest expired. This agreement was for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, and we accounted for it as a finance lease.

In November 2021, we entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022 upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, we, along with WPS, entered into an agreement to purchase the natural gas-fired cogeneration facility. Under the purchase agreement, we would acquire a 50% ownership interest, and our share of the cost is estimated to be $36.3 million. This purchase agreement is subject to regulatory approval by the PSCW, which is expected by the end of 2022. The tolling agreement extends until the earlier of the closing of the asset purchase or December 31, 2022. The tolling agreement continues to represent a variable interest since its terms are substantially similar to the terms of the PPA. After examining the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we have determined we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the tolling agreement. Similar to the PPA, we account for the tolling agreement as a finance lease.

We have $1.9 million of required capacity payments over the remaining term of the tolling agreement. We believe that the required capacity payments under the agreement will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2022, were approximately $8.3 billion.

06/30/2022 Form 10-Q	19	Wisconsin Electric Power Company

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The EPA issued a proposed rule that would update and expand the Cross-State Air Pollution Rule's ozone-season NOx program to address the 2015 ozone NAAQS, resulting in more stringent regulation of ozone-season NOx emissions from EGUs in 26 states, relying on authorization through the CAA's “good neighbor provision." As part of the proposed rule, expected to take effect in May 2023, the EPA would establish a new trading program that would impose lower NOx emissions budgets on states, at levels that the EPA projected would be achievable through full operation of existing EGU emissions control equipment beginning during ozone season 2023, and through installation of additional control equipment at both EGU and non-EGU stationary sources by the start of the 2026 ozone season, as well as planned plant retirements.

Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is expected to be less than 25 MW. We note that, to the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. In June 2022, we submitted comments on this proposed rule seeking clarification of its applicability, as well as other items, and we will closely monitor the final rule for any changes from the proposed rule.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our service territory were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, IL-IN-WI nonattainment area now includes an expanded portion of Kenosha County, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties were also expanded.

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, and will be adjusted to "moderate" nonattainment status for the 2015 standard. Accordingly, Wisconsin must submit State Implementation Plan revisions to address the reclassifications. A final rulemaking for the designations is expected in October 2022.

06/30/2022 Form 10-Q	20	Wisconsin Electric Power Company

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine particulate matter. The EPA determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In March 2022, the EPA’s CASAC sent a letter to the EPA finalizing its peer review of the particulate matter standards. Based on their review, the majority of the members of the CASAC found that lowering the annual standard to within a range of 8 to 10 µg/m3 was appropriate, while a minority of the members of the committee found that a range of 10 to 11 µg/m3 would be appropriate. Additionally, a majority of the CASAC members favored lowering the 24-hour standard, while a minority concurred with EPA’s preliminary conclusion to retain the 24-hour standard without revision. In May 2022, the EPA released its staff-written Policy Assessment for the reconsideration of the standard. Similar to the CASAC findings, the EPA staff found that conditions supported either an annual standard in the 10 to 12 µg/m3 range or in the 8 to 10 µg/m3 range.

A proposed rule is expected in August 2022, and a final rule is expected in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. Based on an updated EPA regulatory timeline, we expect a new GHG replacement rule to be proposed in March 2023.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. Based on an updated EPA regulatory timeline, we expect a new rule to be proposed in March 2023. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8. See Note 20, Regulatory Environment, for more information on the timing of the retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems.

06/30/2022 Form 10-Q	21	Wisconsin Electric Power Company

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the leased ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule, NR 111, became effective in June 2020, and the WDNR will apply it when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities.

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS and OCPP Units 5-8. We believe that existing technology at the PWGS satisfies the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected to be by the third quarter of 2022. We also believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units may be retired prior to the WDNR making a final BTA decision anticipated in 2025.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. Modifications to OC 7 and OC 8 were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require $90 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

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

06/30/2022 Form 10-Q	22	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2022	December 31, 2021
Regulatory assets	$15.9	$16.8
Reserves for future environmental remediation (1)	10.6	10.7

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

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$225.3	$234.0
Cash paid for income taxes, net	43.2	40.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	125.8	50.0
Increase in receivable related to insurance proceeds	—	39.6
Liabilities accrued for software licensing agreement	3.1	—

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$2.0	$—
Restricted cash included in other current assets	3.1	2.4
Restricted cash included in other long term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$5.7	$3.0

06/30/2022 Form 10-Q	23	Wisconsin Electric Power Company

NOTE 20—REGULATORY ENVIRONMENT

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates, effective January 1, 2023. The requested increase in electric rates was driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen our distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW. The requested increase in natural gas rates primarily related to capital investments previously approved by the PSCW, including LNG storage for our natural gas distribution system.

In July 2022, we updated our rate request to reflect recent developments that impacted our original proposal for rate increases in 2023. These recent developments included:

•Delays in the in-service dates of Darien and the battery portion of Paris due to supply chain disruptions.
•Our decision to extend the operating life of the OCPP due to tight energy supply conditions in MISO and the delay in the renewable energy projects discussed above. The expected retirement of the OCPP Units 5 and 6 was delayed one year, until May 2024, and the retirement of units 7 and 8 was delayed approximately 18 months, until late 2025.
•Increases in the cost of Badger Hollow II.
•The effect of anticipated increases in interest rates on borrowing costs.
•An industry-wide update to S&P's methodology for assessing the impact of PPAs on utility's credit ratings.

The updated rate request proposal includes an aggregate increase of approximately $30 million from the original proposal and is reflected in the following table:

Proposed 2023 rate increase
Electric	$285.6	million	/	9.2%
Gas	$55.4	million	/	11.7%
Steam	$3.6	million	/	16.5%
Proposed ROE (1)	10.0%
Proposed common equity component average on a financial basis (1)	53.0%

(1)    The proposed ROE is consistent with our currently authorized ROE. Our common equity component average is currently 52.5%.

We are proposing to continue using an earnings sharing mechanism. Under the proposed earnings sharing mechanism, if we earn above our authorized ROE: (i) we would retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points would be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings would be required to be refunded to ratepayers.

We are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024 and our LNG project that is expected to be placed into service in 2023.

We expect a decision from the PSCW in the fourth quarter of 2022, with any rate adjustments expected to be effective January 1, 2023.

06/30/2022 Form 10-Q	24	Wisconsin Electric Power Company

NOTE 21—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2022 Form 10-Q	25	Wisconsin Electric Power Company

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

As part of the path toward these goals, we are exploring co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by the end of 2035.

WEC Energy Group already has retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of OCPP Units 5-8. See Note 20, Regulatory Environment, for information on the delay of these planned retirements.

06/30/2022 Form 10-Q	26	Wisconsin Electric Power Company

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•1,400 MW of utility-scale solar (amount does not include Badger Hollow II, which is currently under construction);
•800 MW of battery storage; and
•100 MW of wind.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WPS based on specific customer needs, including:

•100 MW of RICE natural gas-fueled generation;
•the planned purchase of 200 MW of capacity in West Riverside — a combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin; and
•the planned purchase of Whitewater, a natural gas-fired combined-cycle electric generating facility with a capacity of 236.5 MW.

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

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 23 Solar Now projects and currently have another three under construction, together totaling more than 29 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and helping these larger customers to meet their sustainability and renewable energy goals.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot associated with our natural gas distribution system.

As part of WEC Energy Group's effort to look for new opportunities in sustainable energy, it is testing the effects of blending hydrogen, a clean generating fuel, with natural gas at one of its RICE generating units in the Upper Peninsula of Michigan. WEC Energy Group is partnering with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. The project is being carried out in 2022, and the results will be shared across the industry.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

06/30/2022 Form 10-Q	27	Wisconsin Electric Power Company

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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

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

06/30/2022 Form 10-Q	28	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022

Earnings

Our earnings for the second quarter of 2022 were $77.8 million, compared with $78.8 million for the same quarter in 2021. See below for additional information on the $1.0 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2022 and 2021 was $206.5 million and $200.0 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2022 Form 10-Q	29	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the second quarter of 2022, with the same quarter in 2021, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Electric revenues	$846.1	$764.7	$81.4
Fuel and purchased power	323.2	243.3	(79.9)
Total electric margins	522.9	521.4	1.5

Natural gas revenues	97.4	62.8	34.6
Cost of natural gas sold	62.3	33.1	(29.2)
Total natural gas margins	35.1	29.7	5.4

Total electric and natural gas margins	558.0	551.1	6.9

Other operation and maintenance	205.3	213.1	7.8
Depreciation and amortization	119.7	113.3	(6.4)
Property and revenue taxes	26.5	24.7	(1.8)
Operating income	206.5	200.0	6.5

Other income, net	11.4	7.3	4.1
Interest expense	113.1	116.0	2.9
Income before income taxes	104.8	91.3	13.5

Income tax expense	26.7	12.2	(14.5)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$77.8	$78.8	$(1.0)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$91.3	$84.5	$(6.8)
Transmission (1)	69.0	84.5	15.5
We Power (2)	27.3	29.4	2.1
Regulatory amortizations and other pass through expenses (3)	17.7	14.7	(3.0)
Total other operation and maintenance	$205.3	$213.1	$7.8

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2022 and 2021, $86.0 million and $82.3 million, respectively, of costs were billed to us by transmission providers.

During the second quarter of 2022, we amortized $15.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the second quarter of 2022, compared with the same quarter in 2021. See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the second quarter of 2022 and 2021, $26.1 million and $25.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2022 Form 10-Q	30	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	1,906.5	1,903.9	2.6
Small commercial and industrial	2,079.8	2,068.7	11.1
Large commercial and industrial	1,636.6	1,691.3	(54.7)
Other	23.2	23.9	(0.7)
Total retail	5,646.1	5,687.8	(41.7)
Wholesale	231.0	275.5	(44.5)
Resale	763.6	1,301.7	(538.1)
Total sales in MWh	6,640.7	7,265.0	(624.3)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	59.2	45.7	13.5
Commercial and industrial	30.1	23.6	6.5
Total retail	89.3	69.3	20.0
Transportation	72.8	66.0	6.8
Total sales in therms	162.1	135.3	26.8

	Three Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (923 Normal)	840	738	13.8%
Cooling (171 Normal)	259	303	(14.5)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $81.4 million during the second quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $1.5 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher electric utility margins were:

•A $9.8 million increase in margins related to the impact of unprotected excess deferred taxes during the second quarter of 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes.

•A $3.3 million increase in other revenues, primarily related to third party use of our assets.

•A $2.0 million increase in securitization revenues received during the second quarter of 2022, compared with the same quarter in 2021, related to an environmental control charge collected from our retail electric distribution customers on behalf of WEPCo Environmental Trust. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo

06/30/2022 Form 10-Q	31	Wisconsin Electric Power Company

Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 17, Variable Interest Entities, for more information. These revenues are offset in depreciation and amortization as well as interest expense.

These increases in margins were partially offset by:

•A $10.1 million quarter-over-quarter negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $3.2 million driven by the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $34.6 million during the second quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 52% during the second quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $5.4 million during the second quarter of 2022, compared with the same quarter in 2021. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the second quarter of 2022, compared with the same period in 2021. As measured by heating degree days, the second quarter of 2022 was 13.8% colder than the same quarter in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $0.4 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $7.9 million increase in electric and natural gas distribution expenses, primarily driven by higher storm restoration expense during the second quarter of 2022, and higher costs to maintain system reliability.

•A $6.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $3.0 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $1.8 million increase in property and revenue taxes, driven by higher gross receipt taxes.

These increases in other operating expenses were partially offset by:

•A $15.5 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $2.1 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

06/30/2022 Form 10-Q	32	Wisconsin Electric Power Company

Other Income, Net

Other income, net increased $4.1 million during the second quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

Interest Expense

Interest expense decreased $2.9 million during the second quarter of 2022, compared with the same quarter in 2021, driven by lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Also contributing to the decrease, in June 2021, we were able to refinance $300 million of debt obligation with lower rate debt.

Income Tax Expense

Income tax expense increased $14.5 million during the second quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $10 million negative impact related to lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. Also contributing to this increase in income tax expense was an increase in pre-tax income. See Note 11, Income Taxes, for additional information on unprotected tax benefits.

SIX MONTHS ENDED JUNE 30, 2022

Earnings

Our earnings for the six months ended June 30, 2022 were $216.3 million, compared to $205.8 million for the same period in 2021. See below for additional information on the $10.5 million increase in earnings.

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

06/30/2022 Form 10-Q	33	Wisconsin Electric Power Company

of operating performance. Our utility segment operating income for the six months ended June 30, 2022 and 2021 was $495.6 million and $455.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Electric revenues	$1,681.6	$1,553.5	$128.1
Fuel and purchased power	603.0	499.0	(104.0)
Total electric margins	1,078.6	1,054.5	24.1

Natural gas revenues	333.9	279.2	54.7
Cost of natural gas sold	226.7	181.6	(45.1)
Total natural gas margins	107.2	97.6	9.6

Total electric and natural gas margins	1,185.8	1,152.1	33.7

Other operation and maintenance	397.9	422.4	24.5
Depreciation and amortization	238.8	224.0	(14.8)
Property and revenue taxes	53.5	50.1	(3.4)
Operating income	495.6	455.6	40.0

Other income, net	22.0	14.7	7.3
Interest expense	226.5	232.2	5.7
Income before income taxes	291.1	238.1	53.0

Income tax expense	74.2	31.7	(42.5)
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholder	$216.3	$205.8	$10.5

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$170.2	$161.6	$(8.6)
Transmission (1)	137.9	168.9	31.0
We Power (2)	54.9	58.8	3.9
Regulatory amortizations and other pass through expenses (3)	34.9	33.1	(1.8)
Total other operation and maintenance	$397.9	$422.4	$24.5

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for American Transmission Company LLC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2022 and 2021, $168.9 million and $169.2 million, respectively, of costs were billed to us by transmission providers.

During the six months ended June 30, 2022, we amortized $31.0 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the six months ended June 30, 2022, compared with the same period in 2021.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2022 and 2021, $50.9 million and $51.6 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2022 Form 10-Q	34	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	3,893.1	3,887.8	5.3
Small commercial and industrial	4,248.8	4,146.2	102.6
Large commercial and industrial	3,235.5	3,266.4	(30.9)
Other	55.1	59.5	(4.4)
Total retail	11,432.5	11,359.9	72.6
Wholesale	555.0	592.6	(37.6)
Resale	1,910.5	3,149.1	(1,238.6)
Total sales in MWh	13,898.0	15,101.6	(1,203.6)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	249.0	223.0	26.0
Commercial and industrial	137.8	119.0	18.8
Total retail	386.8	342.0	44.8
Transportation	171.2	161.9	9.3
Total sales in therms	558.0	503.9	54.1

	Six Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (4,190 Normal)	4,165	3,858	8.0%
Cooling (171 Normal)	259	303	(14.5)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $128.1 million during the six months ended June 30, 2022, compared with the same period in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $24.1 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the higher electric utility margins were:

•A $33.1 million increase in margins related to the impact of unprotected excess deferred taxes during the six months ended June 30, 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes.

•A $5.3 million increase in securitization revenues received during the six months ended June 30, 2022, compared with the same period in 2021, related to an environmental control charge collected from our retail electric distribution customers on behalf of WEPCo Environmental Trust. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. These revenues are offset in depreciation and amortization as well as interest expense.

06/30/2022 Form 10-Q	35	Wisconsin Electric Power Company

These increases in margins were partially offset by:

•A $7.7 million period-over-period negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $5.3 million driven by the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $54.7 million during the six months ended June 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 13% during the six months ended June 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $9.6 million during the six months ended June 30, 2022, compared with the same period in 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, primarily driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the six months ended June 30, 2022, compared with the same period in 2021. As measured by heating degree days, the six months ended June 30, 2022 were 8.0% colder than the same period in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $6.3 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the decrease in operating expenses were:

•A $31.0 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $3.9 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $14.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $10.3 million increase in electric and natural gas distribution expenses, primarily driven by higher storm restoration expense during the six months ended June 30, 2022, and higher costs to maintain system reliability.

•A $3.4 million increase in property and revenue taxes, driven by higher gross receipt taxes.

Other Income, Net

Other income, net increased $7.3 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

06/30/2022 Form 10-Q	36	Wisconsin Electric Power Company

Interest Expense

Interest expense decreased $5.7 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Also contributing to the decrease, in June 2021, we were able to refinance $300 million of debt obligations with lower rate debt.

Income Tax Expense

Income tax expense increased $42.5 million during the six months ended June 30, 2022, compared with the same period in 2021. The increase was primarily due to an increase in pre-tax income and to an approximate $35 million negative impact related to lower period-over-period amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$450.5	$473.7	$(23.2)
Investing activities	(384.5)	(373.5)	(11.0)
Financing activities	(63.3)	(100.5)	37.2

Operating Activities

Net cash provided by operating activities decreased $23.2 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•A $96.3 million decrease in cash from higher payments for other operation and maintenance expenses. During the six months ended June 30, 2022, our payments were higher for storm restoration and to maintain system reliability, as well as due to the timing of payments for accounts payable.

•A $92.7 million decrease in cash from higher payments for fuel and purchased power at our plants during the six months ended June 30, 2022, compared with the same period in 2021. Our plants incurred higher fuel costs during the six months ended June 30, 2022, as a result of an increase in the price of natural gas.

These decreases in net cash provided by operating activities were partially offset by:

•A $113.1 million increase in cash from higher overall collections from customers as a result of an increase in sales volumes during the six months ended June 30, 2022, compared with the same period in 2021, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic and colder weather. We also over-collected natural gas costs during the six months ended June 30, 2022, due to these costs being lower than what was anticipated in rates. In addition, we began collecting securitization revenues in June 2021 related to the issuance of the ETBs by WEPCo Environmental Trust. See Note 17, Variable Interest Entities, for more information on the issuance of WEPCo Environmental Trust's ETBs.

06/30/2022 Form 10-Q	37	Wisconsin Electric Power Company

•A $42.2 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during the six months ended June 30, 2022, both driven by higher natural gas prices.

•An $8.7 million increase in cash from lower payments for interest, driven by lower interest on finance lease liabilities as well as the refinancing of long-term debt obligations with lower interest rates.

Investing Activities

Net cash used in investing activities increased $11.0 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•A $31.7 million increase in cash paid for capital expenditures, which is discussed in more detail below.

•Proceeds received from affiliates of $10.7 million during the six months ended June 30, 2021, for assets transferred related to a customer billing system. There were no proceeds received from affiliates for assets transferred during the six months ended June 30, 2022.

These increases in net cash used in investing activities were partially offset by insurance proceeds of $41.0 million received during the six months ended June 30, 2022, for property damage, primarily related to the PSB water damage claim. See Note 6, Property, Plant, and Equipment, for more information.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$419.3	$387.6	$31.7

The increase in cash paid for capital expenditures during the six months ended June 30, 2022, compared with the same period in 2021, was primarily driven by higher payments for capital expenditures related to Paris and the new natural gas-fired generation facility being constructed at the Weston power plant. These increases were partially offset by lower capital expenditures related to the restoration of our PSB and upgrades to our natural gas distribution system. See Note 6, Property, Plant, and Equipment, for more information on the PSB.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $37.2 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•A $295.6 million increase in cash due to a decrease in retirements of long-term debt during the six months ended June 30, 2022, compared with the same period in 2021.

•A $250.0 million increase in cash related to higher equity contributions received from our parent during the six months ended June 30, 2022, compared with the same period in 2021, to balance our capital structure.

•A $128.8 million increase in cash due to $38.8 million of net borrowings of commercial paper during the six months ended June 30, 2022, compared with $90.0 million of net repayments of commercial paper during the same period in 2021.

These decreases in net cash used in financing activities were partially offset by:

•A $418.8 million decrease in cash due to the issuance of long-term debt during the six months ended June 30, 2021. We did not issue any long-term debt during the same period in 2022.

06/30/2022 Form 10-Q	38	Wisconsin Electric Power Company

•A $220.0 million decrease in cash due to higher dividends paid to our parent during the six months ended June 30, 2022, compared with the same period in 2021, to balance our capital structure.

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

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 18, Commitments and Contingencies.

(in millions)
2022	$1,204.2	(1)
2023	1,360.2
2024	1,173.9
Total	$3,738.3

(1)This includes actual capital expenditures already incurred in 2022, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure and system hardening and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MW of the project. Our share of the cost of this project is estimated to be approximately $151 million. Commercial operation of Badger Hollow II is targeted for the first half of 2023.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 150 MW of solar generation and 82 MW of battery storage of this project. Our share of the cost of this project is estimated to be approximately $325 million, with construction of the solar portion expected to be completed in 2023.

•We, along with WPS, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $85 million to repower major components of Blue Sky Green Field Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MW of solar generation and

06/30/2022 Form 10-Q	39	Wisconsin Electric Power Company

56 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $335 million, with construction of the solar portion expected to be completed in 2024.

•In April 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MW of solar generation and 124 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $488 million, with construction of the solar portion expected to be completed in 2025.

•We, along with WPS, received PSCW approval to construct a natural gas-fired generation facility at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Once constructed, we will own 64 MW of this project. Our share of the cost of this project is estimated to be approximately $85 million, with construction expected to be completed in 2023.

•In November 2021, we, along with WPS, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, we, along with WPS, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million for 50% of the capacity, with the transaction expected to close in early 2023.

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to us. If approved, we or WPS would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, and WPS assigns the option to us, our share of the cost of this ownership interest would be approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, WPS could exercise and request approval to assign to us a second option to acquire an additional 100 MW of capacity.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates identified above already reflect some of these impacts.

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

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2022.

Common Stock Dividends

During the six months ended June 30, 2022, we paid common stock dividends of $340.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 18, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2022.

06/30/2022 Form 10-Q	40	Wisconsin Electric Power Company

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

At June 30, 2022, our current liabilities exceeded our current assets by $200.5 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $85.2 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2022, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Short-Term Debt and Lines of Credit, in our 2021 Annual Report on Form 10-K, for more information regarding our debt covenants.

06/30/2022 Form 10-Q	41	Wisconsin Electric Power Company

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at June 30, 2022, we could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

COVID-19 Pandemic

We have taken steps to mitigate the impact of the global COVID-19 pandemic. However, the extent to which the COVID-19 pandemic could continue to impact our results of operations and liquidity is largely dependent upon the ability of our customers to resume or maintain normal operations. Adverse impacts to us and our subsidiaries from a prolonged COVID-19 pandemic environment could include a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unfavorable terms or rates.

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

Regulatory, Legislative, and Legal Matters

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related timing and cost of our solar projects included in WEC Energy Group's capital plan.

06/30/2022 Form 10-Q	42	Wisconsin Electric Power Company

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In November 2021, the DOC rejected this petition. In denying the petition, the DOC cited the anonymous group’s refusal of the DOC’s request to provide more detail and identify its members due to concerns about retribution from the dominant Chinese solar industry.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by the DOC in November 2021, there are notable differences. The group added Cambodia to the petition and is requesting that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. A DOC decision is expected by January 2023. If the DOC determines that the petition has merit, it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs are expected to further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

In June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. The moratorium comes as a direct response to concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry. As the DOC will continue its investigation discussed above, companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. The Biden Administration also announced that it will invoke the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

06/30/2022 Form 10-Q	43	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2022 Form 10-Q	44	Wisconsin Electric Power Company

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2022 Form 10-Q	45	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2022 Form 10-Q	46	Wisconsin Electric Power Company