Form 10-Q
period 2022-09-30
WISCONSIN ELECTRIC POWER CO
filed 2022-11-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
September 30, 2022

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

09/30/2022 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
COVID-19	Coronavirus Disease – 2019

09/30/2022 Form 10-Q	ii	Wisconsin Electric Power Company

D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
EGU	Electric Generating Unit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

09/30/2022 Form 10-Q	iii	Wisconsin Electric Power Company

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

09/30/2022 Form 10-Q	1	Wisconsin Electric Power Company

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

09/30/2022 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2022	2021	2022	2021
Operating revenues	$1,081.9	$958.8	$3,097.4	$2,791.5

Operating expenses
Cost of sales	459.1	336.7	1,288.8	1,017.3
Other operation and maintenance	201.9	220.0	599.8	642.4
Depreciation and amortization	120.0	116.7	358.8	340.7
Property and revenue taxes	27.7	24.5	81.2	74.6
Total operating expenses	808.7	697.9	2,328.6	2,075.0

Operating income	273.2	260.9	768.8	716.5

Other income, net	15.2	7.6	37.2	22.3
Interest expense	113.3	114.3	339.8	346.5
Other expense	(98.1)	(106.7)	(302.6)	(324.2)

Income before income taxes	175.1	154.2	466.2	392.3
Income tax expense	44.0	24.4	118.2	56.1
Net income	131.1	129.8	348.0	336.2

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$130.8	$129.5	$347.1	$335.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3.3	$—
Accounts receivable and unbilled revenues, net of reserves of $43.9 and $51.4, respectively	553.6	565.5
Accounts receivable from related parties	100.0	79.1
Materials, supplies, and inventories	306.0	246.4
Prepaid taxes	73.1	97.4
Other prepayments	14.3	24.3
Derivative assets	69.0	48.7
Other	15.8	9.6
Current assets	1,135.1	1,071.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,406.6 and $5,136.4, respectively	10,571.2	10,115.5
Regulatory assets (September 30, 2022 and December 31, 2021 include $94.0 and $100.7, respectively, related to WEPCo Environmental Trust)	2,772.1	2,763.1
Pension and OPEB assets	120.3	96.8
Other	106.1	98.1
Long-term assets	13,569.7	13,073.5
Total assets	$14,704.8	$14,144.5

Liabilities and Equity
Current liabilities
Short-term debt	$42.0	$375.0
Current portion of long-term debt (related to WEPCo Environmental Trust)	8.8	8.8
Current portion of finance lease obligations	110.9	109.3
Accounts payable	427.7	347.8
Accounts payable to related parties	150.9	170.9
Other	193.7	155.6
Current liabilities	934.0	1,167.4

Long-term liabilities
Long-term debt (September 30, 2022 and December 31, 2021 include $98.5 and $102.7, respectively, related to WEPCo Environmental Trust)	3,355.7	2,863.3
Finance lease obligations	2,719.5	2,717.9
Deferred income taxes	1,452.7	1,401.6
Regulatory liabilities	1,709.8	1,723.2
Pension and OPEB obligations	37.2	38.8
Other	293.3	287.6
Long-term liabilities	9,568.2	9,032.4

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	1,671.7	1,290.9
Retained earnings	2,167.6	2,290.5
Common shareholder's equity	4,172.2	3,914.3

Preferred stock	30.4	30.4
Total liabilities and equity	$14,704.8	$14,144.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2022	2021
Operating activities
Net income	$348.0	$336.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	358.8	340.7
Deferred income taxes and ITCs, net	49.8	(37.2)
Change in –
Accounts receivable and unbilled revenues, net	(31.8)	(42.7)
Materials, supplies, and inventories	(59.6)	(6.6)
Prepaid taxes	24.3	29.6
Other current assets	7.3	15.0
Accounts payable	32.4	66.0
Accrued taxes	8.3	31.2
Other current liabilities	24.5	62.8
Other, net	(88.2)	36.7
Net cash provided by operating activities	673.8	831.7

Investing activities
Capital expenditures	(704.0)	(625.9)
Payments for ATC's construction costs that will be reimbursed	(15.8)	(0.6)
Proceeds from assets transferred to affiliates	—	10.7
Insurance proceeds received for property damage	41.0	—
Other, net	0.3	5.2
Net cash used in investing activities	(678.5)	(610.6)

Financing activities
Change in short-term debt	(333.0)	(269.5)
Issuance of long-term debt	500.0	418.8
Retirement of long-term debt	(4.4)	(300.0)
Payments for finance lease obligations	(55.1)	(49.8)
Equity contribution from parent	380.0	230.0
Payment of dividends to parent	(470.0)	(240.0)
Other, net	(5.9)	(7.1)
Net cash provided by (used in) financing activities	11.6	(217.6)

Net change in cash, cash equivalents, and restricted cash	6.9	3.5
Cash, cash equivalents, and restricted cash at beginning of period	3.0	7.2
Cash, cash equivalents, and restricted cash at end of period	$9.9	$10.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	138.5	138.5	—	138.5
Payment of dividends to parent	—	—	(110.0)	(110.0)	—	(110.0)
Equity contribution from parent	—	280.0	—	280.0	—	280.0
Stock-based compensation and other	—	0.7	(0.1)	0.6	—	0.6
Balance at March 31, 2022	$332.9	$1,571.6	$2,318.9	$4,223.4	$30.4	$4,253.8
Net income attributed to common shareholder	—	—	77.8	77.8	—	77.8
Payment of dividends to parent	—	—	(230.0)	(230.0)	—	(230.0)
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at June 30, 2022	$332.9	$1,571.7	$2,166.7	$4,071.3	$30.4	$4,101.7
Net income attributed to common shareholder	—	—	130.8	130.8	—	130.8
Payment of dividends to parent	—	—	(130.0)	(130.0)	—	(130.0)
Equity contribution from parent	—	100.0	—	100.0	—	100.0
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at September 30, 2022	$332.9	$1,671.7	$2,167.6	$4,172.2	$30.4	$4,202.6

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	127.0	127.0	—	127.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2021	$332.9	$1,090.6	$2,336.3	$3,759.8	$30.4	$3,790.2
Net income attributed to common shareholder	—	—	78.8	78.8	—	78.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at June 30, 2021	$332.9	$1,090.7	$2,355.0	$3,778.6	$30.4	$3,809.0
Net income attributed to common shareholder	—	—	129.5	129.5	—	129.5
Payment of dividends to parent	—	—	(120.0)	(120.0)	—	(120.0)
Equity contribution from parent	—	200.0	—	200.0	$—	200.0
Stock-based compensation and other	—	0.1	—	0.1	$—	$0.1
Balance at September 30, 2021	$332.9	$1,290.8	$2,364.5	$3,988.2	$30.4	$4,018.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2022

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

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

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, we, along with WPS, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. We currently purchase all of the capacity from this generation facility pursuant to a tolling agreement. In December 2021, we, along with WPS, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be $36.3 million, which excludes working capital and transaction costs, for 50% of the capacity. We expect a decision from the PSCW by the end of 2022, and for the transaction to close in early 2023.

09/30/2022 Form 10-Q	7	Wisconsin Electric Power Company

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Wisconsin Electric Power Company
Electric utility	$1,009.5	$905.0	$2,683.7	$2,447.4
Natural gas utility	69.2	50.2	402.0	328.3
Total revenues from contracts with customers	1,078.7	955.2	3,085.7	2,775.7
Other operating revenues	3.2	3.6	11.7	15.8
Total operating revenues	$1,081.9	$958.8	$3,097.4	$2,791.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Residential	$395.6	$385.3	$1,059.8	$1,005.1
Small commercial and industrial	301.8	282.4	838.7	773.6
Large commercial and industrial	194.8	168.0	491.3	435.1
Other	4.7	4.7	14.9	14.9
Total retail revenues	896.9	840.4	2,404.7	2,228.7
Wholesale	11.5	16.3	49.3	55.0
Resale	91.8	42.8	195.4	135.4
Steam	2.9	2.7	19.7	21.7
Other utility revenues	6.4	2.8	14.6	6.6
Total electric utility operating revenues	$1,009.5	$905.0	$2,683.7	$2,447.4

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Residential	$36.9	$30.7	$266.7	$213.7
Commercial and industrial	18.1	13.1	129.6	97.3
Total retail revenues	55.0	43.8	396.3	311.0
Transportation	3.5	3.5	13.0	12.6
Other utility revenues (1)	10.7	2.9	(7.3)	4.7
Total natural gas utility operating revenues	$69.2	$50.2	$402.0	$328.3

(1)Includes the revenues subject to our purchased gas recovery mechanism. For the nine months ended September 30, 2022, the negative amount reflects the timing of the billing to customers of the high natural gas costs we incurred during 2022. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

09/30/2022 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Late payment charges	$2.8	$2.7	$9.4	$10.8
Rental revenues	0.3	0.3	2.2	2.7
Alternative revenues (1)	0.1	0.6	0.1	2.3
Total other operating revenues	$3.2	$3.6	$11.7	$15.8

(1)See Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K for more information on alternative revenues.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2022 and December 31, 2021.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2022	December 31, 2021
Accounts receivable and unbilled revenues	$597.5	$616.9
Allowance for credit losses	43.9	51.4
Accounts receivable and unbilled revenues, net (1)	$553.6	$565.5

Total accounts receivable, net – past due greater than 90 days (1)	$32.9	$32.9
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.4%	98.3%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2022, $264.1 million, or 47.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2022 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$47.6	$71.3	$51.4	$59.3
Provision for credit losses	4.7	5.5	17.4	18.0
Provision for credit losses deferred for future recovery or refund	14.2	(22.4)	21.5	(8.5)
Write-offs charged against the allowance	(27.7)	(10.6)	(62.0)	(32.8)
Recoveries of amounts previously written off	5.1	3.3	15.6	11.1
Balance at the end of the period	$43.9	$47.1	$43.9	$47.1

There was a $7.5 million decrease in the allowance for credit losses at September 30, 2022, compared to December 31, 2021. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

The allowance for credit losses decreased over both the three and nine month periods ended September 30, 2021. The decrease in the allowance for credit losses over both periods was driven by lower past due accounts receivable balances, as we were able to ramp up collection efforts due to the return to normal collection practices in April 2021.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	September 30, 2022	December 31, 2021
Regulatory assets
Finance leases	$1,062.2	$1,032.6
Plant retirement related items	640.4	659.1
Income tax related items	382.9	387.3
Pension and OPEB costs	363.2	386.1
System support resource	125.5	129.5
Securitization	94.0	100.7
Asset retirement obligations	42.2	42.0
Environmental remediation costs	15.4	16.8
Other, net	46.3	10.3
Total regulatory assets	$2,772.1	$2,764.4

Balance sheet presentation
Other current assets	$—	$1.3
Regulatory assets	2,772.1	2,763.1
Total regulatory assets	$2,772.1	$2,764.4

09/30/2022 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	September 30, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$719.4	$728.6
Removal costs	713.8	697.8
Pension and OPEB benefits	144.7	148.4
Derivatives (1)	96.8	55.6
Electric transmission costs (2)	13.1	64.4
Energy costs refundable through rate adjustments (3)	6.6	0.3
Uncollectible expense	4.2	17.8
Other, net	17.4	10.3
Total regulatory liabilities	$1,716.0	$1,723.2

Balance sheet presentation
Other current liabilities	$6.2	$—
Regulatory liabilities	1,709.8	1,723.2
Total regulatory liabilities	$1,716.0	$1,723.2

(1)    For most energy-related physical and financial contracts that qualify as derivatives, the PSCW allows the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 14, Derivative Instruments, for more information on our derivative asset and liability balances.

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

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of September 30, 2022, we had incurred $95.3 million of costs related to these repairs and restorations. In 2020, we received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, we received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2022 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2022	December 31, 2021
Commercial paper
Amount outstanding	$42.0	$375.0
Weighted-average interest rate on amounts outstanding	3.25%	0.21%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2022 was $196.3 million with a weighted-average interest rate during the period of 1.54%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2022
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		42.0
Available capacity under existing credit facility		$457.0

NOTE 9—LONG-TERM DEBT

In September 2022, we issued $500.0 million of 4.75% Debentures due September 30, 2032, and intend to allocate an amount equal to the net proceeds for the construction and development of eligible green expenditures, which include existing and new expenditures for the acquisition, construction and development of wind and solar electric generating facilities and related energy storage assets.

NOTE 10—LEASES

We, along with WPS and an unaffiliated utility, partnered to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system in Kenosha County, Wisconsin. We own 75% of Paris. Once fully constructed, we will own 150 MW of solar generation and 82 MW of battery storage of this project. The PSCW has approved the acquisition and construction of Paris, and commercial operation for the solar portion of the project is targeted for 2023.

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

Our total obligation under the land-related finance leases for Paris was $47.3 million at September 30, 2022, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance land leases for Paris were included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to Paris was approximately $46.4 million as of September 30, 2022, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases, the expense recognition pattern associated with the Paris leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

Our weighted-average discount rate for the Paris finance leases was 5.28%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2022 Form 10-Q	12	Wisconsin Electric Power Company

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Paris as of September 30, 2022, were as follows:

(in millions)
Three months ended December 31, 2022	$0.6
2023	1.8
2024	2.0
2025	2.1
2026	2.1
2027	2.1
Thereafter	157.2
Total minimum lease payments	167.9
Less: Interest	(120.6)
Present value of minimum lease payments	47.3
Less: Short-term lease liabilities	—
Long-term lease liabilities	$47.3

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2022	December 31, 2021
Materials and supplies	$146.8	$138.2
Natural gas in storage	104.3	53.5
Fossil fuel	54.9	54.7
Total	$306.0	$246.4

Substantially all materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

09/30/2022 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$36.7	21.0%	$32.3	21.0%
State income taxes net of federal tax benefit	10.8	6.2%	9.8	6.4%
Domestic production activities deferral	2.0	1.1%	1.9	1.2%
Federal excess deferred tax amortization – Wisconsin unprotected	1.6	0.9%	(12.5)	(8.1)%
Federal excess deferred tax amortization	(7.2)	(4.1)%	(6.8)	(4.4)%
PTCs	(0.6)	(0.3)%	(1.9)	(1.2)%
Other	0.7	0.3%	1.6	0.9%
Total income tax expense	$44.0	25.1%	$24.4	15.8%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$97.7	21.0%	$82.2	21.0%
State income taxes net of federal tax benefit	29.0	6.2%	25.0	6.4%
Domestic production activities deferral	5.3	1.1%	5.3	1.4%
Federal excess deferred tax amortization – Wisconsin unprotected	4.4	0.9%	(35.8)	(9.1)%
Federal excess deferred tax amortization	(19.3)	(4.1)%	(19.4)	(5.0)%
PTCs	(1.5)	(0.3)%	(5.7)	(1.5)%
Other	2.6	0.6%	4.5	1.1%
Total income tax expense	$118.2	25.4%	$56.1	14.3%

The effective tax rates of 25.1% and 25.4% for the three and nine months ended September 30, 2022, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

NOTE 13—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

09/30/2022 Form 10-Q	14	Wisconsin Electric Power Company

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

When possible, we base the valuations of our derivative assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our derivative instruments categorized as Level 3 consisted of FTRs at September 30, 2022 and December 31, 2021. These derivative instruments are valued using MISO auction prices.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$24.0	$1.2	$—	$25.2
FTRs	—	—	3.3	3.3
Coal contracts	—	62.4	—	62.4
Total derivative assets	$24.0	$63.6	$3.3	$90.9

Derivative liabilities
Natural gas contracts	$7.0	$1.1	$—	$8.1

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.5	$4.2	$—	$15.7
FTRs	—	—	1.0	1.0
Coal contracts	—	37.6	—	37.6
Total derivative assets	$11.5	$41.8	$1.0	$54.3

Derivative liabilities
Natural gas contracts	$2.4	$0.3	$—	$2.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

09/30/2022 Form 10-Q	15	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$6.1	$2.6	$1.0	$1.1
Purchases	0.1	—	7.5	3.0
Settlements	(2.9)	(1.0)	(5.2)	(2.5)
Balance at the end of the period	$3.3	$1.6	$3.3	$1.6

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$25.0	$30.4	$30.3
Long-term debt, including current portion	3,364.5	3,104.7	2,872.1	3,403.4

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 14—DERIVATIVE INSTRUMENTS

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

	September 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts (1)	$24.1	$7.4	$15.3	$2.6
FTRs	3.3	—	1.0	—
Coal contracts	41.6	—	32.4	—
Total current	69.0	7.4	48.7	2.6

Long-term
Natural gas contracts (1)	1.1	0.7	0.4	0.1
Coal contracts	20.8	—	5.2	—
Total long-term	21.9	0.7	5.6	0.1
Total	$90.9	$8.1	$54.3	$2.7

(1)Our natural gas derivative assets increased from December 31, 2021 to September 30, 2022 primarily due to the significant increase in natural gas prices.

09/30/2022 Form 10-Q	16	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	11.3 Dth	$34.0	15.9 Dth	$16.2
FTRs	4.8 MWh	3.7	5.4 MWh	1.1
Total		$37.7		$17.3

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	42.7 Dth	$73.5	51.5 Dth	$14.6
FTRs	14.7 MWh	7.1	16.5 MWh	7.6
Total		$80.6		$22.2

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2022 and December 31, 2021, we had posted cash collateral of $6.7 million and $5.5 million, respectively. These amounts were recorded on our balance sheets in other current assets. At December 31, 2021, we had also received cash collateral of $0.3 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$90.9	$8.1	$54.3		$2.7
Gross amount not offset on the balance sheet	(7.4)	(7.4)	(2.7)	(1)	(2.4)
Net amount	$83.5	$0.7	$51.6		$0.3

(1)    Includes cash collateral received of $0.3 million.

NOTE 15—GUARANTEES

As of September 30, 2022, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$3.3	$3.6	$10.0	$10.8
Interest cost	8.2	7.8	24.5	23.3
Expected return on plan assets	(17.8)	(17.6)	(53.5)	(52.7)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	7.4	10.5	22.3	31.5
Net periodic benefit cost	$1.1	$4.3	$3.2	$12.8

09/30/2022 Form 10-Q	17	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$0.9	$1.1	$2.9	$3.2
Interest cost	1.4	1.3	4.2	4.0
Expected return on plan assets	(4.4)	(4.2)	(13.2)	(12.6)
Amortization of prior service credit	(0.3)	(0.3)	(1.0)	(0.9)
Amortization of net actuarial gain	(3.0)	(2.7)	(9.1)	(8.2)
Net periodic benefit credit	$(5.4)	$(4.8)	$(16.2)	$(14.5)

During the nine months ended September 30, 2022, we made contributions and payments of $2.9 million related to our pension plans and $2.0 million related to our OPEB plans. We expect to make contributions and payments of $0.5 million related to our pension plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes. We do not expect to make any contributions or payments related to our OPEB plans during the remainder of 2022.

NOTE 17—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our businesses. At September 30, 2022, we reported two segments, which are described below.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2022 and 2021.

NOTE 18—VARIABLE INTEREST ENTITIES

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

09/30/2022 Form 10-Q	18	Wisconsin Electric Power Company

the environmental control charge and funds on deposit in trust accounts are the sole sources of funds to satisfy the debt obligation. The bondholders have no recourse to us or any of our affiliates other than WEPCo Environmental Trust.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	September 30, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$6.0	$2.4
Regulatory assets	94.0	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.8	8.8
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	98.5	102.7

Power Purchase Commitment

On May 31, 2022, our PPA with LSP-Whitewater Limited Partnership that represented a variable interest expired. This agreement was for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, and we accounted for it as a finance lease.

In November 2021, we entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022 upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, we, along with WPS, entered into an agreement to purchase the natural gas-fired cogeneration facility. Under the purchase agreement, we would acquire a 50% ownership interest, and our share of the cost is estimated to be $36.3 million. This purchase agreement is subject to regulatory approval by the PSCW, and a decision is expected by the end of 2022. The tolling agreement extends until the earlier of the closing of the asset purchase or December 31, 2022. The tolling agreement continues to represent a variable interest since its terms are substantially similar to the terms of the PPA. After examining the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we have determined we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the tolling agreement. Similar to the PPA, we account for the tolling agreement as a finance lease.

We have $0.9 million of required capacity payments over the remaining term of the tolling agreement. We believe the required capacity payments under the agreement will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 19—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

09/30/2022 Form 10-Q	19	Wisconsin Electric Power Company

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2022, were approximately $8.2 billion.

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

09/30/2022 Form 10-Q	20	Wisconsin Electric Power Company

"Milwaukee" nonattainment area. Additionally, the Chicago, IL-IN-WI nonattainment area now includes an expanded portion of Kenosha County, and the partial nonattainment area of Sheboygan County was also expanded.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA in April 2022, which the EPA proposed to approve in August 2022.

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, and will be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR must submit a SIP revision to address the moderate nonattainment status. We also expect the moderate nonattainment designation to impact emission offset ratios for major construction permitting in these areas. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

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

In August 2022, the EPA sent a proposed rule regarding the review of the particulate matter standards to the Office of Management and Budget, which is expected to be released for public comment by the end of 2022. We anticipate the final rule to be released in spring 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

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

The EPA released proposed regulations for the Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. The proposed revisions could impact the reporting required of our natural gas utility operations with updates to emission factors for equipment counts and increased disclosure for large release events. We expect the final rule in late 2022 or early 2023, pending the EPA's review and consideration of public comments.

09/30/2022 Form 10-Q	21	Wisconsin Electric Power Company

Additionally, we continue to assess the potential impacts of the waste emissions charge included in the IRA pending updates to the regulations.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 1,500 MW of coal-fired generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8. See Note 21, Regulatory Environment, for more information on the timing of the retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

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

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS and OCPP Units 5-8. We believe that existing technology at the PWGS satisfies the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected to be in the fourth quarter of 2022. We also believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units may be retired prior to the WDNR making a final BTA decision anticipated in 2025.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. Modifications to OC 7 and OC 8 BATW systems were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require $90 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

09/30/2022 Form 10-Q	22	Wisconsin Electric Power Company

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fourth quarter of 2022.

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

In January 2022, the Supreme Court granted certiorari in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. The parcel at issue was determined to be a WOTUS by the U.S. Court of Appeals for the Ninth Circuit based on the “significant nexus” test. In October 2022, the Supreme Court heard oral arguments in this case during which Sackett's lawyers argued that the Ninth Circuit wrongly applied the "significant nexus" test to the property. A decision by the Supreme Court is expected in spring 2023.

At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts. This case, once decided, should provide some clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2022	December 31, 2021
Regulatory assets	$15.4	$16.8
Reserves for future environmental remediation (1)	10.6	10.7

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

09/30/2022 Form 10-Q	23	Wisconsin Electric Power Company

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$308.1	$318.3
Cash paid for income taxes, net	62.1	59.4
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	68.7	29.7
Increase in receivable related to insurance proceeds	—	58.3
Liabilities accrued for software licensing agreement	3.1	—

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 18, Variable Interest Entities, for more information.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$3.3	$—
Restricted cash included in other current assets	6.0	2.4
Restricted cash included in other long term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$9.9	$3.0

NOTE 21—REGULATORY ENVIRONMENT

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

On September 29, 2022, we entered into a settlement agreement with certain intervenors to resolve most of the outstanding issues in our rate case. The settlement agreement, which is subject to PSCW review and approval, reflects the following:

2023 base rate increase
Electric	$257.9	million	/	8.3%
Gas	$53.3	million	/	11.2%
Steam	$3.4	million	/	15.6%
Common equity component average on a financial basis	53.0%

09/30/2022 Form 10-Q	24	Wisconsin Electric Power Company

In addition to the above, the settlement agreement includes the following terms:

•We will keep our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers.
•We will seek a financing order from the PSCW to securitize $100.0 million of the remaining book value of environmental controls installed on the older units at the OCPP by 2024, plus the costs associated with the securitization.
•Upon retirement of the older units at the OCPP, we will request PSCW approval to extend and levelize the recovery of the remaining un-securitized book value of those units over a 25-year period.
•We will not propose any changes to our real-time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We will lower monthly residential and small commercial electric customer fixed charges by $1.00 from currently authorized rates.
•We agreed to propose an additional voluntary renewable energy pilot for commercial and industrial customers.
•We, along with WPS, made commitments related to certain low income assistance programs and agreed to collectively contribute $4.0 million to the Keep Wisconsin Warm Fund.

Our authorized ROE will be decided by the PSCW. We requested an authorized ROE of 10.0%.

We are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024 and our LNG project that is expected to be placed into service in 2023.

We expect a decision from the PSCW in the fourth quarter of 2022, with rate adjustments expected to be effective January 1, 2023.

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2022 Form 10-Q	25	Wisconsin Electric Power Company

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

WEC Energy Group already has retired more than 1,800 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of OCPP Units 5-8. See Note 21, Regulatory Environment, for information on the delay of these planned retirements.

09/30/2022 Form 10-Q	26	Wisconsin Electric Power Company

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•1,800 MW of utility-scale solar;
•700 MW of battery storage; and
•700 MW of wind.

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

For more details on these projects, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 24 Solar Now projects and currently have another five under construction, together totaling more than 30 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, adding up to 150 MW of renewables to our portfolio, and helping these larger customers to meet their sustainability and renewable energy goals.

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

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

09/30/2022 Form 10-Q	27	Wisconsin Electric Power Company

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisition, for more information on our planned acquisition of Whitewater.

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

09/30/2022 Form 10-Q	28	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022

Earnings

Our earnings for the third quarter of 2022 were $130.8 million, compared with $129.5 million for the same quarter in 2021. See below for additional information on the $1.3 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended September 30, 2022 and 2021 was $273.2 million and $260.9 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2022 Form 10-Q	29	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the third quarter of 2022, with the same quarter in 2021, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Electric revenues	$1,012.4	$908.2	$104.2
Fuel and purchased power	416.8	309.9	(106.9)
Total electric margins	595.6	598.3	(2.7)

Natural gas revenues	69.5	50.6	18.9
Cost of natural gas sold	42.3	26.8	(15.5)
Total natural gas margins	27.2	23.8	3.4

Total electric and natural gas margins	622.8	622.1	0.7

Other operation and maintenance	201.9	220.0	18.1
Depreciation and amortization	120.0	116.7	(3.3)
Property and revenue taxes	27.7	24.5	(3.2)
Operating income	273.2	260.9	12.3

Other income, net	15.2	7.6	7.6
Interest expense	113.3	114.3	1.0
Income before income taxes	175.1	154.2	20.9

Income tax expense	44.0	24.4	(19.6)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$130.8	$129.5	$1.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$90.0	$92.1	$2.1
Transmission (1)	68.9	84.4	15.5
We Power (2)	26.5	27.5	1.0
Regulatory amortizations and other pass through expenses (3)	16.5	16.0	(0.5)
Total other operation and maintenance	$201.9	$220.0	$18.1

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2022 and 2021, $89.2 million and $81.8 million, respectively, of costs were billed to us by transmission providers.

During the third quarter of 2022, we amortized $15.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the third quarter of 2022, compared with the same quarter in 2021. See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 base rates.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the third quarter of 2022 and 2021, $29.7 million and $20.4 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2022 Form 10-Q	30	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	2,345.0	2,465.5	(120.5)
Small commercial and industrial	2,338.9	2,374.9	(36.0)
Large commercial and industrial	1,848.1	1,785.1	63.0
Other	23.6	25.1	(1.5)
Total retail	6,555.6	6,650.6	(95.0)
Wholesale	146.4	258.6	(112.2)
Resale	1,124.7	1,210.2	(85.5)
Total sales in MWh	7,826.7	8,119.4	(292.7)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	22.5	20.0	2.5
Commercial and industrial	16.1	14.3	1.8
Total retail	38.6	34.3	4.3
Transportation	65.7	59.1	6.6
Total sales in therms	104.3	93.4	10.9

	Three Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (98 Normal)	89	22	304.5%
Cooling (591 Normal)	677	715	(5.3)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $104.2 million during the third quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins decreased $2.7 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the lower electric utility margins were:

•A $10.6 million net decrease in margins related to lower sales volumes, driven by the impact of cooler weather during the third quarter of 2022, compared with the same quarter in 2021, and partially offset by the continued economic recovery in Wisconsin from the COVID-19 pandemic. As measured by cooling degree days, the third quarter of 2022 was 5.3% cooler than the same quarter in 2021.

•A $9.9 million quarter-over-quarter negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

09/30/2022 Form 10-Q	31	Wisconsin Electric Power Company

•Lower margins of $3.8 million driven by the expiration of certain wholesale contracts.

These decreases in margins were partially offset by:

•A $19.4 million increase in margins related to the impact of unprotected excess deferred taxes during the third quarter of 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes. See Note 22, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our rate order.

•A $3.6 million increase in other revenues, primarily related to third-party use of our assets.

Natural Gas Revenues

Natural gas revenues increased $18.9 million during the third quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 19% during the third quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $3.4 million during the third quarter of 2022, compared with the same quarter in 2021. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $11.6 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the decrease in operating expenses were:

•A $15.5 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with our transmission escrow balance, as discussed in the notes under the other operation and maintenance table above.

•A $4.0 million decrease in benefit costs, primarily driven by lower stock-based compensation and deferred compensation costs.

These decreases in other operating expenses were partially offset by:

•A $3.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases.

•A $3.2 million increase in property and revenue taxes, driven by higher gross receipt taxes.

•A $2.2 million increase in other operating and maintenance expense related to our power plants, driven by a planned outage at OCPP and reductions in refined coal credits during the third quarter of 2022, compared with the same quarter in 2021.

Other Income, Net

Other income, net increased $7.6 million during the third quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our benefit costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

09/30/2022 Form 10-Q	32	Wisconsin Electric Power Company

Interest Expense

Interest expense decreased $1.0 million during the third quarter of 2022, compared with the same quarter in 2021, driven by lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Higher AFUDC-Debt due to continued capital investment also contributed to the decrease in interest expense. This decrease was partially offset by higher interest rates on short-term debt, compared with the same quarter in 2021.

Income Tax Expense

Income tax expense increased $19.6 million during the third quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $19 million negative impact related to lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020. The negative impact from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. See Note 12, Income Taxes, for additional information on unprotected tax benefits.

NINE MONTHS ENDED SEPTEMBER 30, 2022

Earnings

Our earnings for the nine months ended September 30, 2022 were $347.1 million, compared to $335.3 million for the same period in 2021. See below for additional information on the $11.8 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the nine months ended September 30, 2022 and 2021 was $768.8 million and $716.5 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2022 Form 10-Q	33	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Electric revenues	$2,694.0	$2,461.7	$232.3
Fuel and purchased power	1,019.8	808.9	(210.9)
Total electric margins	1,674.2	1,652.8	21.4

Natural gas revenues	403.4	329.8	73.6
Cost of natural gas sold	269.0	208.4	(60.6)
Total natural gas margins	134.4	121.4	13.0

Total electric and natural gas margins	1,808.6	1,774.2	34.4

Other operation and maintenance	599.8	642.4	42.6
Depreciation and amortization	358.8	340.7	(18.1)
Property and revenue taxes	81.2	74.6	(6.6)
Operating income	768.8	716.5	52.3

Other income, net	37.2	22.3	14.9
Interest expense	339.8	346.5	6.7
Income before income taxes	466.2	392.3	73.9

Income tax expense	118.2	56.1	(62.1)
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholder	$347.1	$335.3	$11.8

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$260.2	$253.7	$(6.5)
Transmission (1)	206.8	253.3	46.5
We Power (2)	81.4	86.3	4.9
Regulatory amortizations and other pass through expenses (3)	51.4	49.1	(2.3)
Total other operation and maintenance	$599.8	$642.4	$42.6

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2022 and 2021, $258.1 million and $251.0 million, respectively, of costs were billed to us by transmission providers.

During the nine months ended September 30, 2022, we amortized $46.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the decrease in transmission expense during the nine months ended September 30, 2022, compared with the same period in 2021.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2022 and 2021, $80.6 million and $72.0 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2022 Form 10-Q	34	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	6,238.1	6,353.3	(115.2)
Small commercial and industrial	6,587.7	6,521.1	66.6
Large commercial and industrial	5,083.6	5,051.5	32.1
Other	78.7	84.6	(5.9)
Total retail	17,988.1	18,010.5	(22.4)
Wholesale	701.4	851.2	(149.8)
Resale	3,035.2	4,359.3	(1,324.1)
Total sales in MWh	21,724.7	23,221.0	(1,496.3)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	271.5	243.0	28.5
Commercial and industrial	153.9	133.3	20.6
Total retail	425.4	376.3	49.1
Transportation	236.9	221.0	15.9
Total sales in therms	662.3	597.3	65.0

	Nine Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (4,288 Normal)	4,254	3,880	9.6%
Cooling (762 Normal)	936	1,018	(8.1)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $232.3 million during the nine months ended September 30, 2022, compared with the same period in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $21.4 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the higher electric utility margins were:

•A $52.5 million increase in margins related to the impact of unprotected excess deferred taxes during the nine months ended September 30, 2021, which we agreed to return to customers in our PSCW-approved rate order. This increase in margins is offset in income taxes.

•A $6.7 million increase in other revenues, primarily related to third-party use of our assets.

09/30/2022 Form 10-Q	35	Wisconsin Electric Power Company

These increases in margins were partially offset by:

•A $17.6 million period-over-period negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•A $12.6 million net decrease in margins related to lower sales volumes, driven by the impact of cooler weather during the nine months ended September 30, 2022, compared with the same period in 2021, and partially offset by the continued economic recovery in Wisconsin from the COVID-19 pandemic. As measured by cooling degree days, the nine months ended September 30, 2022 were 8.1% cooler than the same period in 2021.

•Lower margins of $9.1 million driven by the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $73.6 million during the nine months ended September 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 18% during the nine months ended September 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $13.0 million during the nine months ended September 30, 2022, compared with the same period in 2021. The most significant factor impacting the higher natural gas utility margins was an increase from higher sales volumes, primarily driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the nine months ended September 30, 2022, compared with the same period in 2021. As measured by heating degree days, the nine months ended September 30, 2022 were 9.6% colder than the same period in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment decreased $17.9 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the decrease in operating expenses were:

•A $46.5 million decrease in transmission expense driven by the amortization of a certain portion of our regulatory liabilities associated with our transmission escrow balance, as discussed in the notes under the other operation and maintenance table above.

•A $4.9 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $3.5 million decrease in benefit costs, primarily driven by lower deferred compensation costs.

These decreases in operating expenses were partially offset by:

•An $18.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $12.0 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain system reliability during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $6.6 million increase in property and revenue taxes, driven by higher gross receipt taxes.

09/30/2022 Form 10-Q	36	Wisconsin Electric Power Company

Other Income, Net

Other income, net increased $14.9 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

Interest Expense

Interest expense decreased $6.7 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Higher AFUDC-Debt due to continued capital investment also contributed to the decrease in interest expense. This decrease was partially offset by higher interest rates on short-term debt, compared with the same period in 2021.

Income Tax Expense

Income tax expense increased $62.1 million during the nine months ended September 30, 2022, compared with the same period in 2021. The increase was primarily due to an approximate $53 million negative impact related to lower period-over-period amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the rate order approved by the PSCW, effective January 1, 2020, and to an increase in pre-tax income. The negative impact from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$673.8	$831.7	$(157.9)
Investing activities	(678.5)	(610.6)	(67.9)
Financing activities	11.6	(217.6)	229.2

Operating Activities

Net cash provided by operating activities decreased $157.9 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $169.6 million decrease in cash from higher payments for fuel and purchased power at our plants during the nine months ended September 30, 2022, compared with the same period in 2021. Our plants incurred higher fuel costs during the nine months ended September 30, 2022, compared with the same period in 2021, as a result of an increase in the price of natural gas.

•A $156.1 million decrease in cash from higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2022, our payments were higher for reliability and storm restoration, transmission, and We Power costs, as well as due to the timing of payments for accounts payable.

09/30/2022 Form 10-Q	37	Wisconsin Electric Power Company

These decreases in net cash provided by operating activities were partially offset by:

•A $160.7 million increase in cash from higher overall collections from customers as a result of an increase in natural gas sales volumes during the nine months ended September 30, 2022, compared with the same period in 2021, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic and colder weather.

•A $10.2 million increase in cash from lower payments for interest, driven by lower interest on finance lease liabilities.

Investing Activities

Net cash used in investing activities increased $67.9 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $78.1 million increase in cash paid for capital expenditures, which is discussed in more detail below.

•A $15.2 million increase in cash paid for ATC's construction costs during the nine months ended September 30, 2022, which will be reimbursed in the future.

•Proceeds received from affiliates of $10.7 million during the nine months ended September 30, 2021, for assets transferred related to a customer billing system. There were no proceeds received from affiliates for assets transferred during the nine months ended September 30, 2022.

These increases in net cash used in investing activities were partially offset by insurance proceeds of $41.0 million received during the nine months ended September 30, 2022, for property damage, primarily related to the PSB water damage claim. See Note 6, Property, Plant, and Equipment, for more information.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2022	2021	Change in 2022 Over 2021
Capital expenditures	$704.0	$625.9	$78.1

The increase in cash paid for capital expenditures during the nine months ended September 30, 2022, compared with the same period in 2021, was primarily driven by higher payments for capital expenditures related to Paris, Badger Hollow II, and the new natural gas-fired generation being constructed at WPS's existing Weston power plant. These increases were partially offset by lower capital expenditures related to the restoration of our PSB and upgrades to our natural gas distribution system. See Note 6, Property, Plant, and Equipment, for more information on the PSB.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $229.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $295.6 million increase in cash due to a decrease in retirements of long-term debt during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $150.0 million increase in cash related to higher equity contributions received from our parent during the nine months ended September 30, 2022, compared with the same period in 2021, to balance our capital structure.

•An $81.2 million increase in cash due to higher issuances of long-term debt during the nine months ended September 30, 2022, compared with the same period in 2021.

09/30/2022 Form 10-Q	38	Wisconsin Electric Power Company

These increases in cash related to financing activities were partially offset by:

•A $230.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2022, compared with the same period in 2021, to balance our capital structure.

•A $63.5 million decrease in cash due to higher net repayments of commercial paper during the nine months ended September 30, 2022, compared with the same period in 2021.

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

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 19, Commitments and Contingencies.

(in millions)
2022	$1,108.5	(1)
2023	1,504.1
2024	1,478.2
Total	$4,090.8

(1)This includes actual capital expenditures incurred through September 30, 2022, as well as estimated capital expenditures for the remainder of the year.

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

09/30/2022 Form 10-Q	39	Wisconsin Electric Power Company

•We, along with WPS, received approval to accelerate capital investments in two wind parks. Our share of the investment is expected to be approximately $85 million to repower major components of Blue Sky Green Field Wind Park, which is expected to be completed by the end of 2022.

•In March 2021, we, along with WPS and an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MW of solar generation and 56 MW of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $335 million, with construction of the solar portion expected to be completed in 2024.

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

•In November 2021, we, along with WPS, signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, we, along with WPS, filed an application with the PSCW for approval to acquire Whitewater. If approved, our share of the cost of this facility is estimated to be approximately $37.5 million for 50% of the capacity, with the transaction expected to close in early 2023.

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to us. If approved, we or WPS would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, and WPS assigns the option to us, our share of the cost of this ownership interest would be approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, WPS could exercise and request approval to assign to us a second option to acquire an additional 100 MW of capacity. If approved, and WPS assigns the option to us, our share of the cost of this ownership interest is approximately $90 million, with the transaction expected to close in 2024.

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

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding changes in our outstanding long-term debt during the nine months ended September 30, 2022.

09/30/2022 Form 10-Q	40	Wisconsin Electric Power Company

Common Stock Dividends

During the nine months ended September 30, 2022, we paid common stock dividends of $470.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, Note 15, Guarantees, and Note 18, Variable Interest Entities.

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

The amount, type, and timing of any financings for the remainder of 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation in our 2021 Annual Report on Form 10-K.

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

Although not the case as of September 30, 2022, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have any impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

09/30/2022 Form 10-Q	41	Wisconsin Electric Power Company

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2022, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Short-Term Debt and Lines of Credit, in our 2021 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at September 30, 2022, we could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

COVID-19 Pandemic

We have taken steps to mitigate the impact of the global COVID-19 pandemic. However, the extent to which the COVID-19 pandemic could continue to impact our results of operations and liquidity is largely dependent upon the ability of our customers to resume or maintain normal operations. Adverse impacts to us from a prolonged COVID-19 pandemic environment could include a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unfavorable terms or rates.

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

09/30/2022 Form 10-Q	42	Wisconsin Electric Power Company

Regulatory, Legislative, and Legal Matters

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, two petitions were filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a “public utility” as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule regulating public utilities. In July 2022, the PSCW granted the petitions, finding that the specific facts and circumstances merited the opening of a docket to consider whether to grant all or part of the requested declaratory ruling. The PSCW has indicated that it expects to make a decision no later than December 1, 2022.

The parties that filed the petitions provide financing to their customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution. At this time we are unable to predict the outcome of these proceedings; however, management is currently assessing the potential for any impact to our financial condition or results of operations from a finding in favor of the petitioners.

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

In June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. The moratorium comes as a direct response to concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry. As the DOC will continue its investigation discussed above, companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. The Biden Administration also announced that it plans to invoke the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

Infrastructure Investment and Jobs Act

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years, including approximately $85 billion for investments in power, utilities, and

09/30/2022 Form 10-Q	43	Wisconsin Electric Power Company

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

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

09/30/2022 Form 10-Q	44	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2021 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – COVID-19 Pandemic and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 13, Fair Value Measurements, Note 14, Derivative Instruments, and Note 15, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2022 Form 10-Q	45	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2021 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

09/30/2022 Form 10-Q	46	Wisconsin Electric Power Company

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

4.1*
Securities Resolution No. 20 of WE, effective as of September 14, 2022, under the Indenture for Debt Securities, dated as of December 1, 1995, between WE and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed September 22, 2022.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2022 Form 10-Q	47	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 3, 2022	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2022 Form 10-Q	48	Wisconsin Electric Power Company