Form 10-Q
period 2023-06-30
WISCONSIN ELECTRIC POWER CO
filed 2023-08-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
June 30, 2023

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

06/30/2023 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

06/30/2023 Form 10-Q	ii	Wisconsin Electric Power Company

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar-Battery Park
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

06/30/2023 Form 10-Q	iii	Wisconsin Electric Power Company

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

06/30/2023 Form 10-Q	1	Wisconsin Electric Power Company

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

•Any impacts associated with switching from LIBOR to Secured Overnight Financing Rate as the reference rate for our variable rate debt;

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

06/30/2023 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2023	2022	2023	2022
Operating revenues	$900.3	$943.5	$1,992.2	$2,015.5

Operating expenses
Cost of sales	292.5	385.5	737.0	829.7
Other operation and maintenance	206.0	205.3	438.3	397.9
Depreciation and amortization	129.3	119.7	257.1	238.8
Property and revenue taxes	28.4	26.5	58.3	53.5
Total operating expenses	656.2	737.0	1,490.7	1,519.9

Operating income	244.1	206.5	501.5	495.6

Other income, net	19.0	11.4	34.1	22.0
Interest expense	116.9	113.1	234.7	226.5
Other expense	(97.9)	(101.7)	(200.6)	(204.5)

Income before income taxes	146.2	104.8	300.9	291.1
Income tax expense	34.3	26.7	67.0	74.2
Net income	111.9	78.1	233.9	216.9

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$111.6	$77.8	$233.3	$216.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$28.7	$6.1
Accounts receivable and unbilled revenues, net of reserves of $45.1 and $49.7, respectively	526.0	582.6
Accounts receivable from related parties	110.4	113.2
Materials, supplies, and inventories	255.5	292.9
Prepaid taxes	128.8	113.1
Other prepayments	12.5	25.6
Collateral on deposit	54.2	46.7
Other	10.0	27.1
Current assets	1,126.1	1,207.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,588.5 and $5,450.3, respectively	11,092.1	10,718.6
Regulatory assets (June 30, 2023 and December 31, 2022 include $89.5 and $92.4, respectively, related to WEPCo Environmental Trust)	2,846.6	2,817.5
Pension and OPEB assets	147.8	143.3
Other	82.4	133.5
Long-term assets	14,168.9	13,812.9
Total assets	$15,295.0	$15,020.2

Liabilities and Equity
Current liabilities
Short-term debt	$43.0	$460.7
Current portion of long-term debt (related to WEPCo Environmental Trust)	9.0	8.9
Current portion of finance lease obligations	81.2	112.3
Accounts payable	291.0	400.5
Accounts payable to related parties	164.2	179.4
Derivative liabilities	52.8	28.8
Customer credit balances	44.8	40.2
Other	113.0	141.5
Current liabilities	799.0	1,372.3

Long-term liabilities
Long-term debt (June 30, 2023 and December 31, 2022 include $89.7 and $94.1, respectively, related to WEPCo Environmental Trust)	3,348.5	3,351.5
Finance lease obligations	2,716.3	2,702.3
Deferred income taxes	1,493.5	1,467.3
Regulatory liabilities	1,627.1	1,637.4
Other	324.5	322.2
Long-term liabilities	9,509.9	9,480.7

Commitments and contingencies (Note 20)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,452.3	1,746.8
Retained earnings	2,170.5	2,057.1
Common shareholder's equity	4,955.7	4,136.8

Preferred stock	30.4	30.4
Total liabilities and equity	$15,295.0	$15,020.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2023	2022
Operating activities
Net income	$233.9	$216.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	257.1	238.8
Deferred income taxes and ITCs, net	14.6	33.5
Change in –
Accounts receivable and unbilled revenues, net	75.4	(29.9)
Materials, supplies, and inventories	42.2	(11.8)
Prepaid taxes	(15.7)	(2.4)
Other prepayments	8.5	12.4
Other current assets	(7.0)	1.1
Accounts payable	(101.0)	(3.3)
Amounts refundable to customers	13.0	16.8
Collateral received	—	22.0
Other current liabilities	(36.7)	(4.1)
Other, net	(26.0)	(39.5)
Net cash provided by operating activities	458.3	450.5

Investing activities
Capital expenditures	(467.8)	(419.3)
Acquisition of Whitewater	(38.0)	—
Acquisition of West Riverside	(95.3)	—
Proceeds from the sale of assets	24.2	0.1
Payments for ATC's construction costs that will be reimbursed	(15.9)	(9.0)
Insurance proceeds received for property damage	—	41.0
Other, net	(7.4)	2.7
Net cash used in investing activities	(600.2)	(384.5)

Financing activities
Change in short-term debt	(417.7)	38.8
Retirement of long-term debt	(4.4)	(4.4)
Payments for finance lease obligations	(37.3)	(37.1)
Equity contribution from parent	705.0	280.0
Payment of dividends to parent	(120.0)	(340.0)
Other, net	(0.6)	(0.6)
Net cash provided by (used in) financing activities	125.0	(63.3)

Net change in cash, cash equivalents, and restricted cash	(16.9)	2.7
Cash, cash equivalents, and restricted cash at beginning of period	47.7	3.0
Cash, cash equivalents, and restricted cash at end of period	$30.8	$5.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	121.7	121.7	—	121.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	415.0	—	415.0	—	415.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2023	$332.9	$2,162.3	$2,118.9	$4,614.1	$30.4	$4,644.5
Net income attributed to common shareholder	—	—	111.6	111.6	—	111.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	290.0	—	290.0	—	290.0
Balance at June 30, 2023	$332.9	$2,452.3	$2,170.5	$4,955.7	$30.4	$4,986.1

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	138.5	138.5	—	138.5
Payment of dividends to parent	—	—	(110.0)	(110.0)	—	(110.0)
Equity contribution from parent	—	280.0	—	280.0	—	280.0
Stock-based compensation and other	—	0.7	(0.1)	0.6	—	0.6
Balance at March 31, 2022	$332.9	$1,571.6	$2,318.9	$4,223.4	$30.4	$4,253.8
Net income attributed to common shareholder	—	—	77.8	77.8	—	77.8
Payment of dividends to parent	—	—	(230.0)	(230.0)	—	(230.0)
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at June 30, 2022	$332.9	$1,571.7	$2,166.7	$4,071.3	$30.4	$4,101.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of an asset acquisition.

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Our investment was $95.3 million.

In January 2023, we, along with WPS, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

NOTE 3—DISPOSITION

Sale of Real Estate

In June 2023, we sold approximately 192 acres of real estate at our former Pleasant Prairie power plant site that was no longer being utilized in our operations, for $23.0 million, which is net of closing costs. As a result of the sale, a pre-tax gain in the amount of $22.2 million was recorded within other operation and maintenance expense on our income statement. The book value of the real estate included in the sale was not material and, therefore, was not presented as held for sale.

06/30/2023 Form 10-Q	7	Wisconsin Electric Power Company

NOTE 4—OPERATING REVENUES

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Wisconsin Electric Power Company
Electric utility	$824.9	$843.1	$1,668.8	$1,674.2
Natural gas utility	70.7	96.9	314.3	332.8
Total revenues from contracts with customers	895.6	940.0	1,983.1	2,007.0
Other operating revenues	4.7	3.5	9.1	8.5
Total operating revenues	$900.3	$943.5	$1,992.2	$2,015.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Residential	$338.3	$328.8	$695.7	$664.2
Small commercial and industrial	287.5	268.9	572.1	536.9
Large commercial and industrial	151.6	159.7	290.7	296.5
Other	4.8	4.8	10.5	10.2
Total retail revenues	782.2	762.2	1,569.0	1,507.8
Wholesale	10.3	17.2	22.0	37.8
Resale	26.6	52.6	60.0	103.6
Steam	4.7	4.7	15.7	16.8
Other utility revenues	1.1	6.4	2.1	8.2
Total electric utility operating revenues	$824.9	$843.1	$1,668.8	$1,674.2

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues by customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Residential	$35.1	$64.1	$214.3	$229.8
Commercial and industrial	13.0	28.2	100.9	111.5
Total retail revenues	48.1	92.3	315.2	341.3
Transportation	4.6	3.9	11.4	9.5
Other utility revenues (1)	18.0	0.7	(12.3)	(18.0)
Total natural gas utility operating revenues	$70.7	$96.9	$314.3	$332.8

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

06/30/2023 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Late payment charges	$3.3	$3.1	$7.0	$6.6
Rental revenues	1.3	1.3	1.7	1.9
Alternative revenues (1)	0.1	(0.9)	0.4	—
Total other operating revenues	$4.7	$3.5	$9.1	$8.5

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K.

NOTE 5—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2023 and December 31, 2022.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$571.1	$632.3
Allowance for credit losses	45.1	49.7
Accounts receivable and unbilled revenues, net (1)	$526.0	$582.6

Total accounts receivable, net – past due greater than 90 days (1)	$39.3	$35.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.6%	97.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2023, $270.4 million, or 51.4%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2023 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2023	2022
Balance at April 1	$53.7	$51.8
Provision for credit losses	4.7	6.6
Provision for credit losses deferred for future recovery or refund	1.7	0.2
Write-offs charged against the allowance	(21.3)	(15.5)
Recoveries of amounts previously written off	6.3	4.5
Balance at June 30	$45.1	$47.6

	Six Months Ended June 30
(in millions)	2023	2022
Balance at January 1	$49.7	$51.4
Provision for credit losses	11.3	12.7
Provision for credit losses deferred for future recovery or refund	15.5	7.3
Write-offs charged against the allowance	(41.6)	(34.3)
Recoveries of amounts previously written off	10.2	10.5
Balance at June 30	$45.1	$47.6

There was a $4.6 million decrease in the allowance for credit losses at June 30, 2023, compared to January 1, 2023, driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, we believe that the lower energy costs that customers were seeing, which were driven by lower natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

There was a $3.8 million decrease in the allowance for credit losses at June 30, 2022, compared to January 1, 2022. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers were seeing, which were driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	June 30, 2023	December 31, 2022
Regulatory assets
Finance leases	$1,092.8	$1,072.0
Plant retirement related items	614.1	632.7
Income tax related items	376.9	382.1
Pension and OPEB costs	332.7	337.2
System support resource	118.3	123.5
Securitization	89.5	92.4
Derivatives	73.2	40.3
Asset retirement obligations	41.3	41.1
Uncollectible expense	31.9	16.4
Energy efficiency programs	15.4	17.7
We Power generation	12.0	21.6
Other, net	48.5	40.5
Total regulatory assets	$2,846.6	$2,817.5

06/30/2023 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	June 30, 2023	December 31, 2022
Regulatory liabilities
Removal costs	$738.5	$718.1
Income tax related items	701.2	716.1
Pension and OPEB benefits	142.5	144.4
Electric transmission costs	15.9	0.2
Energy costs refundable through rate adjustments	14.7	1.8
Derivatives	8.6	39.1
Other, net	20.1	19.1
Total regulatory liabilities	$1,641.5	$1,638.8

Balance sheet presentation
Other current liabilities	$14.4	$1.4
Regulatory liabilities	1,627.1	1,637.4
Total regulatory liabilities	$1,641.5	$1,638.8

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 5 – 8

As a result of a PSCW approval for the construction of a solar and battery project received in December 2022, retirement of the OCPP generating units 5 – 8 became probable. In early 2023, we received additional approvals for electric generation facilities, including West Riverside and Koshkonong. See Note 2, Acquisitions, for more information on the acquisition of West Riverside, which was completed in June 2023. OCPP units 5 and 6 are expected to be retired by May 2024, while units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of units 5 – 8 was $808.1 million at June 30, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 8—JOINTLY OWNED UTILITY FACILITIES

We hold joint ownership interests in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We pay our ownership share of additional construction costs and have supplied our own financing for all jointly owned projects. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets. In addition, our proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

In January 2023, we, along with WPS, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility. We own 50% of this facility. See Note 2, Acquisitions, for more information.

In June 2023, we completed the acquisition of a 13.8% ownership interest, or 100 MWs, of West Riverside, a commercially operational dual fueled combined cycle generation facility. See Note 2, Acquisitions, for more information.

In July 2023, we, along with WPS, completed the construction of a natural gas-fired generation facility at WPS's existing Weston power plant site. The new facility consists of seven RICE units. We own 50%, or 64 MWs, of the Weston RICE units. Our construction work in progress balance for the Weston RICE units was $86.1 million as of June 30, 2023.

06/30/2023 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 9—COMMON EQUITY

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2023	December 31, 2022
Commercial paper
Amount outstanding	$43.0	$460.7
Weighted-average interest rate on amounts outstanding	5.20%	4.59%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2023 was $123.8 million with a weighted-average interest rate during the period of 4.93%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2023
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		43.0
Available capacity under existing credit facility		$456.0

NOTE 11—LEASES

Obligations Under Finance Leases

Land Leases – Utility Solar Generation

We, along with WPS and an unaffiliated utility, partnered to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system in Rock and Walworth counties, Wisconsin. We own 75% of Darien. Commercial operation of the solar portion of the project is targeted in 2024. Related to our investment in Darien, we, along with WPS and an unaffiliated utility, entered into several land leases that commenced in the second quarter of 2023. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. Once Darien achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Darien was $33.1 million at June 30, 2023, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to Darien was $32.8 million as of June 30, 2023, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Darien leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheet in accordance with Subtopic 980-842.

06/30/2023 Form 10-Q	12	Wisconsin Electric Power Company

At June 30, 2023, our weighted-average discount rate for the Darien finance leases was 5.96%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Darien as of June 30, 2023, were as follows:

(in millions)
Six months ended December 31, 2023	$—
2024	0.6
2025	1.6
2026	1.7
2027	1.7
2028	1.7
Thereafter	131.4
Total minimum lease payments	138.7
Less: Interest	(105.6)
Present value of minimum lease payments	33.1
Less: Short-term lease liabilities	—
Long-term lease liabilities	$33.1

NOTE 12—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2023	December 31, 2022
Materials and supplies	$161.6	$150.6
Fossil fuel	60.5	62.7
Natural gas in storage	33.4	79.6
Total	$255.5	$292.9

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2023 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 13—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$30.7	21.0%	$21.9	21.0%
State income taxes net of federal tax benefit	8.7	6.0%	6.6	6.3%
Federal excess deferred tax amortization	(4.7)	(3.2)%	(4.6)	(4.4)%
AFUDC–Equity	(1.9)	(1.3)%	(0.5)	(0.4)%
PTCs	(1.8)	(1.2)%	(0.4)	(0.4)%
Domestic production activities deferral	1.4	1.0%	1.3	1.2%
Other, net	1.9	1.2%	2.4	2.2%
Total income tax expense	$34.3	23.5%	$26.7	25.5%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$63.1	21.0%	$61.0	21.0%
State income taxes net of federal tax benefit	18.0	6.0%	18.2	6.3%
Federal excess deferred tax amortization	(10.0)	(3.3)%	(12.1)	(4.2)%
PTCs	(6.9)	(2.3)%	(0.9)	(0.3)%
AFUDC–Equity	(4.1)	(1.4)%	(1.8)	(0.6)%
Domestic production activities deferral	3.0	1.0%	3.3	1.1%
Other, net	3.9	1.3%	6.5	2.2%
Total income tax expense	$67.0	22.3%	$74.2	25.5%

The effective tax rates for the three and six months ended June 30, 2023 and 2022, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

NOTE 14—FAIR VALUE MEASUREMENTS

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

06/30/2023 Form 10-Q	14	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$1.1	$—	$1.6
FTRs	—	—	6.9	6.9
Coal contracts	—	0.2	—	0.2
Total derivative assets	$0.5	$1.3	$6.9	$8.7

Derivative liabilities
Natural gas contracts	$35.5	$1.6	$—	$37.1
Coal contracts	—	27.5	—	27.5
Total derivative liabilities	$35.5	$29.1	$—	$64.6

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$2.5	$—	$4.1
FTRs	—	—	2.0	2.0
Coal contracts	—	32.7	—	32.7
Total derivative assets	$1.6	$35.2	$2.0	$38.8

Derivative liabilities
Natural gas contracts	$29.3	$0.7	$—	$30.0

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Balance at the beginning of the period	$0.8	$0.4	$2.0	$1.0
Purchases	8.1	7.4	8.1	7.4
Settlements	(2.0)	(1.7)	(3.2)	(2.3)
Balance at the end of the period	$6.9	$6.1	$6.9	$6.1

06/30/2023 Form 10-Q	15	Wisconsin Electric Power Company

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$22.8	$30.4	$22.7
Long-term debt, including current portion	3,357.5	3,139.9	3,360.4	3,143.2

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

	June 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.6	$36.7	$4.1	$28.8
FTRs	6.9	—	2.0	—
Coal contracts	0.1	16.1	17.6	—
Total current	8.6	52.8	23.7	28.8

Long-term
Natural gas contracts	—	0.4	—	1.2
Coal contracts	0.1	11.4	15.1	—
Total long-term	0.1	11.8	15.1	1.2
Total	$8.7	$64.6	$38.8	$30.0

06/30/2023 Form 10-Q	16	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	17.0 Dth	$(25.3)	12.7 Dth	$31.3
FTRs	5.2 MWh	1.9	4.9 MWh	3.2
Total		$(23.4)		$34.5

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	35.9 Dth	$(54.5)	31.4 Dth	$39.5
FTRs	10.1 MWh	2.0	9.9 MWh	3.4
Total		$(52.5)		$42.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2023 and December 31, 2022, we had posted cash collateral of $54.2 million and $46.7 million, respectively. These amounts were recorded on our balance sheets as collateral on deposit.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$8.7	$64.6		$38.8	$30.0
Gross amount not offset on the balance sheet	(1.1)	(36.0)	(1)	(1.8)	(29.5)	(2)
Net amount	$7.6	$28.6		$37.0	$0.5

(1)    Includes cash collateral posted of $34.9 million.

(2)    Includes cash collateral posted of $27.7 million.

NOTE 16—GUARANTEES

As of June 30, 2023, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 17—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Service cost	$2.3	$3.0	$5.1	$6.7
Interest cost	11.7	8.1	23.6	16.3
Expected return on plan assets	(15.8)	(17.8)	(32.2)	(35.7)
Amortization of prior service credit	—	—	—	(0.1)
Amortization of net actuarial loss	2.7	7.6	4.6	14.9
Net periodic benefit cost	$0.9	$0.9	$1.1	$2.1

06/30/2023 Form 10-Q	17	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Service cost	$0.6	$1.0	$1.3	$2.0
Interest cost	1.9	1.4	3.8	2.8
Expected return on plan assets	(3.3)	(4.4)	(6.7)	(8.8)
Amortization of prior service credit	(0.2)	(0.4)	(0.4)	(0.7)
Amortization of net actuarial gain	(2.2)	(3.1)	(4.4)	(6.1)
Net periodic benefit credit	$(3.2)	$(5.5)	$(6.4)	$(10.8)

During the six months ended June 30, 2023, we made contributions and payments of $4.5 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our OPEB plans and no further contributions related to our pension plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of June 30, 2023, we recorded a $1.1 million regulatory asset for pension costs and a $2.6 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our business. At June 30, 2023, we reported two segments, our utility segment and our other segment, which are described below.

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

No significant items were reported in the other segment during the three and six months ended June 30, 2023 and 2022.

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

06/30/2023 Form 10-Q	18	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2023	December 31, 2022
Assets
Other current assets (restricted cash)	$1.5	$3.0
Regulatory assets	89.5	92.4
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	8.9
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	89.7	94.1

Power Purchase Commitment

On May 31, 2022, our PPA with LSP-Whitewater Limited Partnership that represented a variable interest expired. This agreement was for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, and we accounted for it as a finance lease.

In November 2021, we entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022, upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, we, along with WPS, entered into an agreement to purchase the natural gas-fired cogeneration facility. This asset purchase agreement was approved by the PSCW in December 2022, and the acquisition closed effective January 1, 2023. In accordance with the purchase agreement, we acquired a 50% ownership interest. See Note 2, Acquisitions, for more information on the acquisition of this facility. The tolling agreement represented a variable interest until the facility was acquired since its terms were substantially similar to the terms of the PPA. Based on the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we were not the primary beneficiary of the entity. We did not hold an equity or debt interest in the entity, and there was no residual guarantee associated with the tolling agreement. Similar to the PPA, we accounted for the tolling agreement as a finance lease.

NOTE 20—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

06/30/2023 Form 10-Q	19	Wisconsin Electric Power Company

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2023, were approximately $7.6 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. The rule will take effect in August 2023, during the latter half of the 2023 ozone season. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule but included new language defining an LDC that we are still evaluating.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu, which could have an adverse effect on our utilities. The EPA is also seeking comments on an even lower limit of 0.006 lb/MMBtu. We submitted comments to the EPA in June 2023 addressing several concerning portions of the proposed rule revisions.

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

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021 and should be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

06/30/2023 Form 10-Q	20	Wisconsin Electric Power Company

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. A final decision on the reconsideration is anticipated in late summer 2023. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which replaced the Clean Power Plan. For coal plants, there are no applicable standards until 2032, and after 2032 the applicable standard is dependent on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the rule is highly dependent on hydrogen as an alternative fuel, or carbon capture. For simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. The new Weston RICE project is not affected under the rule because each RICE unit is less than 25 MWs. We are evaluating the proposed rule to understand the impacts to our operations.

In May 2023, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group continues to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities, local natural gas distribution companies, and underground natural gas storage facilities. In July 2023, the EPA also issued a pre-publication version of its proposal to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact, if any, of the proposed rule.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 1,500 MWs of fossil-fueled generation since the beginning of 2018. Through its ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8. See Note 7, Property, Plant, and Equipment, for more information on the timing of the retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by making operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is net-zero CO2 emissions by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group

06/30/2023 Form 10-Q	21	Wisconsin Electric Power Company

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

We are engaged in discussions with the WDNR regarding the current status of the BTA determination at PWGS. There is uncertainty about whether existing technology meets all of the WDNR's BTA requirements. We will not be in a position to determine what, if any, modifications may be needed at PWGS until the WDNR issues the WPDES permit renewal for PWGS, expected during the third quarter of 2023.

As a result of past capital investments completed to address Section 316(b) compliance, we believe our fleet overall is well positioned to continue to meet this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. Through 2023, we expect that compliance costs associated with the ELG rule will require $97 million in capital investment. An $8 million BATW modification to OC 7 and OC 8 was completed and placed in-service in mid-2021, and in December 2021, the PSCW issued a Certificate of Authority approving the $89 million ERGS FGD wastewater treatment system modification. The BATW modifications did not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although we are currently completing an $89 million biological treatment system at ERGS, which we expect to be complete later this year, the expected timing of the project's completion would not comply with the deadline imposed by the EPA to qualify for early adopter status. In addition, we do not believe that, upon its completion, the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. In May 2023, we submitted written comments to the EPA.

06/30/2023 Form 10-Q	22	Wisconsin Electric Power Company

If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities will meet the BATW rule provisions. BATW projects were completed at the OCPP Units 7 and 8 in June 2021. ERGS Units 1 and 2 and OCPP Units 5 and 6 were both built with ELG-compliant dry BATW systems.

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We are reviewing those proposed requirements to determine potential costs and actions required for our facilities.

Waters of the United States

In January 2023, the EPA and the Army Corps together released a final rule effective in March 2023, that based the definition of WOTUS on its pre-2015 definition. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

In May 2023, the Supreme Court issued a decision significantly narrowing federal jurisdiction over wetlands. In Sackett v. Environmental Protection Agency, the court ruled that the federal government's jurisdiction over WOTUS extends to "traditional navigable waters" and wetlands or other waters that have a "continuous surface connection" with a traditional navigable water.

Following the Supreme Court decision, the agencies announced they would interpret the definition of WOTUS consistent with the Sackett decision. The agencies are also developing a new rule to amend the definition of WOTUS that was published in the Federal Register in January 2023, to be consistent with the Sackett decision. The agencies have indicated that they intend to issue a new final rule by September 2023.

We anticipate the Sackett decision will cause a decrease in the number of projects that require Army Corps federal wetland permits. The Sackett decision may also affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2023	December 31, 2022
Regulatory assets	$13.6	$14.6
Reserves for future environmental remediation (1)	10.3	10.3

(1)Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023, that would apply to all landfills, historic fill sites, and projects where CCR was placed. As proposed, the rule would regulate previously exempt closed landfills and would include sites we own as well as several third party owned properties.

06/30/2023 Form 10-Q	23	Wisconsin Electric Power Company

We are actively engaged with the Utility Solid Waste Activities Group and the Edison Electric Institute in evaluating and commenting on this rule. The proposed rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Six Months Ended June 30
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$233.5	$225.3
Cash paid for income taxes, net	65.0	43.2
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	61.0	125.8
Liabilities accrued for software licensing agreement	—	3.1

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$28.7	$6.1
Restricted cash included in other current assets	1.5	3.0
Restricted cash included in other long-term assets	0.6	38.6
Cash, cash equivalents, and restricted cash	$30.8	$47.7

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

NOTE 22—REGULATORY ENVIRONMENT

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW on May 15, 2023 for a limited electric and natural gas rate case re-opener. Our limited electric rate case re-opener includes updated revenue requirements for the generation projects that were previously approved by the PSCW and are expected to be placed into service in 2023 and 2024. It also includes the projected savings from the retirement of the OCPP units 5 and 6, which are expected to be retired in May 2024. Our limited natural gas rate case re-opener reflects the additional revenue requirements associated with our previously approved LNG project that is expected to be placed into service in 2023.

06/30/2023 Form 10-Q	24	Wisconsin Electric Power Company

The requested increases in 2024 base rates are as follows:

Requested 2024 base rate increases
Electric	$45.0	million	/	1.3%
Gas	$23.9	million	/	4.5%

Our return on equity and common equity component average will not be addressed in the limited rate case re-opener. A PSCW decision is expected in the fourth quarter of 2023, with new rates expected to be effective January 1, 2024.

NOTE 23—NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements were effective upon issuance on March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2024 by accounting topic. We do not anticipate this guidance having a significant impact on our financial statements and related disclosures.

06/30/2023 Form 10-Q	25	Wisconsin Electric Power Company

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

As part of the path toward these goals, we are exploring co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and believes it will be in a position to eliminate coal as an energy source by the end of 2035.

WEC Energy Group already has retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirement of the Pleasant Prairie power plant. Through the ESG Progress Plan, WEC Energy Group expects to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of OCPP Units 5-8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•1,900 MWs of utility-scale solar;
•700 MWs of battery storage; and
•600 MWs of wind.

06/30/2023 Form 10-Q	26	Wisconsin Electric Power Company

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WPS based on specific customer needs, including the planned purchase of up to 100 MWs of additional capacity in West Riverside — a combined cycle natural gas plant recently completed and operated by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 25 Solar Now projects and currently have another four under construction, together totaling more than 30 MWs. The second program, the DRER pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, and could add up to 35 MWs of renewables to our portfolio. The DRER pilot would help these larger customers meet their sustainability and renewable energy goals. In July 2023, we received approval from the PSCW for the Renewable Pathway Pilot, the third renewable energy program. This program allows commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility. The Renewable Pathway Pilot will utilize generation from Paris and Darien and will have a participation cap of 125 MW.

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within its utilities' electric service territories. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

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

We are planning for the start of a pilot program in the fourth-quarter of 2023 with the Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today.

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

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

06/30/2023 Form 10-Q	27	Wisconsin Electric Power Company

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our acquisitions of Whitewater and West Riverside. See Note 3, Disposition, for information on a recent transaction.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023

Earnings

Our earnings for the second quarter of 2023 were $111.6 million, compared with $77.8 million for the same quarter in 2022. See below for information on the $33.8 million increase in earnings.

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

06/30/2023 Form 10-Q	28	Wisconsin Electric Power Company

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2023 and 2022 was $244.1 million and $206.5 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the second quarter of 2023, with the same quarter in 2022, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Electric revenues	$828.9	$846.1	$(17.2)
Fuel and purchased power	261.5	323.2	61.7
Total electric margins	567.4	522.9	44.5

Natural gas revenues	71.4	97.4	(26.0)
Cost of natural gas sold	31.0	62.3	31.3
Total natural gas margins	40.4	35.1	5.3

Total electric and natural gas margins	607.8	558.0	49.8

Other operation and maintenance	206.0	205.3	(0.7)
Depreciation and amortization	129.3	119.7	(9.6)
Property and revenue taxes	28.4	26.5	(1.9)
Operating income	244.1	206.5	37.6

Other income, net	19.0	11.4	7.6
Interest expense	116.9	113.1	(3.8)
Income before income taxes	146.2	104.8	41.4

Income tax expense	34.3	26.7	(7.6)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholder	$111.6	$77.8	$33.8

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$57.5	$91.3	$33.8
Transmission (1)	87.9	69.0	(18.9)
We Power (2)	35.5	27.3	(8.2)
Regulatory amortizations and other pass through expenses (3)	25.3	17.7	(7.6)
Earnings sharing mechanism	(0.2)	—	0.2
Total other operation and maintenance	$206.0	$205.3	$(0.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2023 and 2022, $83.0 million and $86.0 million, respectively, of costs were billed to us by transmission providers.

06/30/2023 Form 10-Q	29	Wisconsin Electric Power Company

During the second quarter of 2022, we amortized $15.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the second quarter of 2022.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the second quarter of 2023 and 2022, $35.8 million and $26.1 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

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

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	1,753.0	1,906.5	(153.5)
Small commercial and industrial	2,076.6	2,079.8	(3.2)
Large commercial and industrial	1,598.7	1,636.6	(37.9)
Other	20.7	23.2	(2.5)
Total retail	5,449.0	5,646.1	(197.1)
Wholesale	118.9	231.0	(112.1)
Resale	902.1	763.6	138.5
Total sales in MWh	6,470.0	6,640.7	(170.7)

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	49.4	59.2	(9.8)
Commercial and industrial	30.3	30.1	0.2
Total retail	79.7	89.3	(9.6)
Transportation	49.1	72.8	(23.7)
Total sales in therms	128.8	162.1	(33.3)

	Three Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (911 Normal)	758	840	(9.8)%
Cooling (171 Normal)	158	259	(39.0)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues decreased $17.2 million during the second quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

06/30/2023 Form 10-Q	30	Wisconsin Electric Power Company

Electric Utility Margins

Electric utility margins increased $44.5 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the higher electric utility margins were:

•A $57.3 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

•A $7.5 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•A $5.0 million decrease in expense during the second quarter of 2023, related to the expiration of a capacity contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $17.5 million decrease in margins related to lower sales volumes, driven by the impact of cooler spring weather during the second quarter of 2023, compared with the same quarter in 2022. As measured by cooling degree days, the second quarter of 2023 was 39.0% cooler than the same quarter in 2022.

•A $5.6 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

Natural Gas Revenues

Natural gas revenues decreased $26.0 million during the second quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased 47% during the second quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $5.3 million during the second quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was a $7.4 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $1.8 million decrease in margins from lower sales volumes, driven by warmer weather during the second quarter of 2023, compared with the same quarter in 2022. As measured by heating degree days, the second quarter of 2023 was 9.8% warmer than the same quarter in 2022. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $12.2 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in other operating expenses were:

•An $18.9 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $2.8 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $9.6 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

06/30/2023 Form 10-Q	31	Wisconsin Electric Power Company

•An $8.2 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $7.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•A $22.2 million pre-tax gain on the sale of land at our Pleasant Prairie power plant site during the second quarter of 2023. See Note 3, Disposition, for more information.

•A $9.3 million decrease in benefit costs, primarily driven by lower stock-based compensation and incentive costs, partially offset by an increase in deferred compensation costs.

Other Income, Net

Other income, net increased $7.6 million during the second quarter of 2023, compared with the same quarter in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense increased $3.8 million during the second quarter of 2023, compared with the same quarter in 2022, driven by the impact of a $500.0 million long-term debt issuance in September 2022 and higher short-term debt interest rates. These increases were partially offset by higher AFUDC–Debt due to continued capital investment. Lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made, also contributed to the offset in interest expense.

Income Tax Expense

Income tax expense increased $7.6 million during the second quarter of 2023, compared with the same quarter in 2022, driven by higher pre-tax income, partially offset by a $1.4 million increase in PTCs.

SIX MONTHS ENDED JUNE 30, 2023

Earnings

Our earnings for the six months ended June 30, 2023 were $233.3 million, compared to $216.3 million for the same period in 2022. See below for information on the $17.0 million increase in earnings.

Expected 2023 Annual Effective Tax Rate

We expect our 2023 annual effective tax rate to be between 22.0% and 23.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

06/30/2023 Form 10-Q	32	Wisconsin Electric Power Company

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2023 and 2022 was $501.5 million and $495.6 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Electric revenues	$1,676.6	$1,681.6	$(5.0)
Fuel and purchased power	548.3	603.0	54.7
Total electric margins	1,128.3	1,078.6	49.7

Natural gas revenues	315.6	333.9	(18.3)
Cost of natural gas sold	188.7	226.7	38.0
Total natural gas margins	126.9	107.2	19.7

Total electric and natural gas margins	1,255.2	1,185.8	69.4

Other operation and maintenance	438.3	397.9	(40.4)
Depreciation and amortization	257.1	238.8	(18.3)
Property and revenue taxes	58.3	53.5	(4.8)
Operating income	501.5	495.6	5.9

Other income, net	34.1	22.0	12.1
Interest expense	234.7	226.5	(8.2)
Income before income taxes	300.9	291.1	9.8

Income tax expense	67.0	74.2	7.2
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholder	$233.3	$216.3	$17.0

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$138.8	$170.2	$31.4
Transmission (1)	178.5	137.9	(40.6)
We Power (2)	71.0	54.9	(16.1)
Regulatory amortizations and other pass through expenses (3)	50.4	34.9	(15.5)
Earnings sharing mechanism	(0.4)	—	0.4
Total other operation and maintenance	$438.3	$397.9	$(40.4)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2023 and 2022, $165.6 million and $168.9 million, respectively, of costs were billed to us by transmission providers.

06/30/2023 Form 10-Q	33	Wisconsin Electric Power Company

During the six months ended June 30, 2022, we amortized $31.0 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the six months ended June 30, 2022.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2023 and 2022, $62.4 million and $50.9 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

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

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	3,634.2	3,893.1	(258.9)
Small commercial and industrial	4,163.9	4,248.8	(84.9)
Large commercial and industrial	3,153.5	3,235.5	(82.0)
Other	50.9	55.1	(4.2)
Total retail	11,002.5	11,432.5	(430.0)
Wholesale	270.1	555.0	(284.9)
Resale	2,085.6	1,910.5	175.1
Total sales in MWh	13,358.2	13,898.0	(539.8)

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	218.5	249.0	(30.5)
Commercial and industrial	125.2	137.8	(12.6)
Total retail	343.7	386.8	(43.1)
Transportation	124.0	171.2	(47.2)
Total sales in therms	467.7	558.0	(90.3)

	Six Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (4,194 Normal)	3,591	4,165	(13.8)%
Cooling (171 Normal)	158	259	(39.0)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues decreased $5.0 million during the six months ended June 30, 2023, compared with the same period in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

06/30/2023 Form 10-Q	34	Wisconsin Electric Power Company

Electric Utility Margins

Electric utility margins increased $49.7 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the higher electric utility margins were:

•A $117.6 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•An $11.5 million decrease in expense during the six months ended June 30, 2023, related to the expiration of a capacity contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $36.2 million decrease in margins related to lower sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2023, compared with the same period in 2022. As measured by cooling degree days, the six months ended June 30, 2023 were 39.0% cooler than the same period in 2022. As measured by heating degree days, the six months ended June 30, 2023 were 13.8% warmer than the same period in 2022.

•A $21.8 million period-over-period negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $8.3 million driven by the expiration of a wholesale contract in May 2022.

•A $7.0 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

•A $3.8 million decrease in margins from our steam operations driven by lower sales volumes, including the impact of weather.

Natural Gas Revenues

Natural gas revenues decreased $18.3 million during the six months ended June 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $19.7 million during the six months ended June 30, 2023, compared with the same period in 2022. The most significant factor impacting the higher natural gas utility margins was a $28.9 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $9.2 million decrease in margins from lower sales volumes, driven by warmer winter weather during the six months ended June 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $63.5 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $40.6 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $2.8 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed in electric margins above.

06/30/2023 Form 10-Q	35	Wisconsin Electric Power Company

•An $18.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $16.1 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $15.5 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•A $22.2 million pre-tax gain on the sale of land at our Pleasant Prairie power plant site during the six months ended June 30, 2023. See Note 3, Disposition, for more information.

•A $6.8 million decrease in benefit costs, primarily driven by lower stock-based compensation and incentive costs, partially offset by an increase in deferred compensation costs.

Other Income, Net

Other income, net increased $12.1 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense increased $8.2 million during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to the impact of a $500.0 million long-term debt issuance in September 2022 and higher short-term debt interest rates. These increases were partially offset by higher AFUDC–Debt due to continued capital investment. Lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made, also contributed to the offset in interest expense.

Income Tax Expense

Income tax expense decreased $7.2 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by a $6.0 million increase in PTCs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$458.3	$450.5	$7.8
Investing activities	(600.2)	(384.5)	(215.7)
Financing activities	125.0	(63.3)	188.3

06/30/2023 Form 10-Q	36	Wisconsin Electric Power Company

Operating Activities

Net cash provided by operating activities increased $7.8 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•A $150.7 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during the six months ended June 30, 2023, compared with the same period in 2022, primarily driven by a decrease in the price of natural gas.

•A $114.7 million increase in cash from higher overall collections from customers during the six months ended June 30, 2023, compared with the same period in 2022. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on our 2023 rate order.

These increases in net cash provided by operating activities were partially offset by:

•A $130.5 million decrease in cash driven by collateral paid to counterparties during the six months ended June 30, 2023, compared with collateral received from counterparties during the same period in 2022, as well as realized losses on derivative instruments recognized during the six months ended June 30, 2023, compared with realized gains recognized during the same period in 2022.

•An $89.9 million decrease in cash related to higher payments for other operation and maintenance expenses. During the six months ended June 30, 2023, our payments were higher for charitable projects accrued for at the end of 2022 and operating and maintenance related to the We Power and our other generation units, as well as due to the timing of payments for accounts payable.

•A $21.8 million decrease in cash related to higher cash paid for income taxes, driven by higher taxable income during the six months ended June 30, 2023, compared with the same period in 2022.

•An $8.2 million decrease in cash from higher payments for interest, driven by the issuance of long-term debt in September 2022, and higher short-term debt interest rates during the six months ended June 30, 2023, compared with the same period in 2022.

•A $5.9 million decrease in cash related to an increase in property and revenue taxes, driven by higher gross receipt taxes during the six months ended June 30, 2023, compared with the same period in 2022.

Investing Activities

Net cash used in investing activities increased $215.7 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•The acquisition of a 13.8% ownership interest in West Riverside in June 2023 for $95.3 million. See Note 2, Acquisitions for more information.

•A $48.5 million increase in cash paid for capital expenditures during the six months ended June 30, 2023, which is discussed in more detail below.

•Insurance proceeds of $41.0 million received during the six months ended June 30, 2022, for property damage, primarily related to the Public Service Building water damage claim.

•The acquisition of Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions for more information.

These increases in net cash used in investing activities were partially offset by proceeds received of $24.2 million during the six months ended June 30, 2023, driven by the sale of land at our Pleasant Prairie power plant site. See Note 3, Disposition, for more information.

06/30/2023 Form 10-Q	37	Wisconsin Electric Power Company

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$467.8	$419.3	$48.5

The increase in cash paid for capital expenditures during the six months ended June 30, 2023, compared with the same period in 2022, was primarily driven by higher payments related to the construction of our LNG facility and upgrades to our electric and natural gas distribution systems, partially offset by decreased capital expenditures for renewable energy projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $188.3 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•A $425.0 million increase in cash related to higher equity contributions received from our parent during the six months ended June 30, 2023, compared with the same period in 2022, to balance our capital structure.

•A $220.0 million increase in cash due to lower dividends paid to our parent during the six months ended June 30, 2023, compared with the same period in 2022, to balance our capital structure.

These increases in cash were partially offset by a $456.5 million decrease in cash due to $417.7 million of net repayments of commercial paper during the six months ended June 30, 2023, compared with $38.8 million of net borrowings of commercial paper during the same period in 2022.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 10, Short-Term Debt and Lines of Credit.

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

(in millions)
2023	$1,504.1	(1)
2024	1,478.2
2025	1,274.6
Total	$4,256.9

06/30/2023 Form 10-Q	38	Wisconsin Electric Power Company

(1)This includes actual capital expenditures incurred through June 30, 2023, as well as estimated capital expenditures for the remainder of the year.

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

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway:

•We have partnered with an unaffiliated utility to construct a utility-scale solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, we will own 100 MWs of the project. Our share of the cost of this project is estimated to be approximately $172 million. Commercial operation of Badger Hollow II is targeted for late 2023 or early 2024.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 150 MWs of solar generation and 82 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $452 million, with construction of the solar portion expected to be completed in 2024.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MWs of solar generation and 56 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $368 million, with construction of the solar portion expected to be completed in 2024.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $488 million, with construction of the solar portion expected to be completed in 2025.

•In July 2023, we, along with WPS, completed construction on a natural gas-fired generation facility at WPS's existing Weston power plant site in northern Wisconsin. The new facility consists of seven RICE units. We own 64 MWs of this project. Our construction work in progress balance for the Weston RICE units was $86.1 million as of June 30, 2023.

•In January 2023, we, along with WPS, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

•In June 2023, we closed on the purchase of 100 MWs of capacity related to West Riverside for $95.3 million. West Riverside is a combined cycle natural gas plant completed and operated by an unaffiliated utility in Rock County, Wisconsin. In addition, WPS could exercise and request approval to assign to us a second option to acquire an additional 100 MWs of capacity. If approved, and WPS assigns the option to us, the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

We have received PSCW approval to construct a LNG facility. The facility would provide us with approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. The facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $185 million. Commercial operation of the LNG facility is targeted for the end of 2023.

06/30/2023 Form 10-Q	39	Wisconsin Electric Power Company

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2023.

Common Stock Dividends

During the six months ended June 30, 2023, we paid common stock dividends of $120.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 20, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 10, Short-Term Debt and Lines of Credit, Note 16, Guarantees, and Note 19, Variable Interest Entities.

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

Although not the case as of June 30, 2023, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have any impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity of $456.0 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

06/30/2023 Form 10-Q	40	Wisconsin Electric Power Company

See Note 10, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 12, Short-Term Debt and Lines of Credit, Note 13, Long-Term Debt, and Note 10, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at June 30, 2023, we could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2023 Form 10-Q	41	Wisconsin Electric Power Company

In July 2022, the PSCW found that the specific facts and circumstances merited the opening of a docket for each petition to consider whether to grant all or part of the requested declaratory ruling.

In December 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A petition by the WUA to reopen or rehear the case expired without action by the PSCW. The WUA has filed an appeal which is pending consideration by the circuit court. The second petition is also currently being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of our solar projects included in WEC Energy Group's capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing and cost of certain of our solar projects.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (Antidumping and Countervailing Duties) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. After investigation, on December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. A final decision is currently expected in the third quarter of 2023. If the DOC determines that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

To address concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry, in June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. In May 2023, the Biden Administration vetoed legislation that would have repealed the moratorium. Companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. Additionally, the Biden Administration also invoked the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

06/30/2023 Form 10-Q	42	Wisconsin Electric Power Company

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2022 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 14, Fair Value Measurements, Note 15, Derivative Instruments, and Note 16, Guarantees, in this report for information concerning our market risk exposures.

06/30/2023 Form 10-Q	43	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2023 Form 10-Q	44	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2022 Annual Report on Form 10-K. See Note 20, Commitments and Contingencies, and Note 22, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 20, Commitments and Contingencies, Note 22, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2023 Form 10-Q	45	Wisconsin Electric Power Company

ITEM 6. EXHIBITS
Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2023 Form 10-Q	46	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 3, 2023	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2023 Form 10-Q	47	Wisconsin Electric Power Company