Form 10-Q
period 2023-09-30
WISCONSIN ELECTRIC POWER CO
filed 2023-11-02
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
September 30, 2023

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

09/30/2023 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

09/30/2023 Form 10-Q	ii	Wisconsin Electric Power Company

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
Darien	Darien Solar Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

09/30/2023 Form 10-Q	iii	Wisconsin Electric Power Company

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

09/30/2023 Form 10-Q	1	Wisconsin Electric Power Company

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from ongoing global conflicts, including between Russia and Ukraine and related sanctions;

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

09/30/2023 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2023	2022	2023	2022
Operating revenues	$1,103.1	$1,081.9	$3,095.3	$3,097.4

Operating expenses
Cost of sales	394.3	459.1	1,131.3	1,288.8
Other operation and maintenance	236.6	201.9	674.9	599.8
Depreciation and amortization	132.8	120.0	389.9	358.8
Property and revenue taxes	28.5	27.7	86.8	81.2
Total operating expenses	792.2	808.7	2,282.9	2,328.6

Operating income	310.9	273.2	812.4	768.8

Other income, net	17.9	15.2	52.0	37.2
Interest expense	115.3	113.3	350.0	339.8
Other expense	(97.4)	(98.1)	(298.0)	(302.6)

Income before income taxes	213.5	175.1	514.4	466.2
Income tax expense	49.7	44.0	116.7	118.2
Net income	163.8	131.1	397.7	348.0

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$163.5	$130.8	$396.8	$347.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$6.5	$6.1
Accounts receivable and unbilled revenues, net of reserves of $42.3 and $49.7, respectively	542.4	582.6
Accounts receivable from related parties	119.8	113.2
Materials, supplies, and inventories	275.1	292.9
Prepaid taxes	80.4	113.1
Other prepayments	15.2	25.6
Collateral on deposit	40.8	46.7
Other	9.0	27.1
Current assets	1,089.2	1,207.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,683.4 and $5,450.3, respectively	11,325.3	10,718.6
Regulatory assets (September 30, 2023 and December 31, 2022 include $87.5 and $92.4, respectively, related to WEPCo Environmental Trust)	2,852.0	2,817.5
Pension and OPEB assets	107.3	143.3
Other	115.7	133.5
Long-term assets	14,400.3	13,812.9
Total assets	$15,489.5	$15,020.2

Liabilities and Equity
Current liabilities
Short-term debt	$36.0	$460.7
Current portion of long-term debt (related to WEPCo Environmental Trust)	9.0	8.9
Current portion of finance lease obligations	83.5	112.3
Accounts payable	396.1	400.5
Accounts payable to related parties	155.3	179.4
Accrued payroll and benefits	45.5	43.3
Accrued interest	52.1	17.6
Other	131.2	149.6
Current liabilities	908.7	1,372.3

Long-term liabilities
Long-term debt (September 30, 2023 and December 31, 2022 include $89.8 and $94.1, respectively, related to WEPCo Environmental Trust)	3,349.2	3,351.5
Finance lease obligations	2,695.8	2,702.3
Deferred income taxes	1,509.1	1,467.3
Regulatory liabilities	1,622.6	1,637.4
Other	324.5	322.2
Long-term liabilities	9,501.2	9,480.7

Commitments and contingencies (Note 20)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,522.4	1,746.8
Retained earnings	2,193.9	2,057.1
Common shareholder's equity	5,049.2	4,136.8

Preferred stock	30.4	30.4
Total liabilities and equity	$15,489.5	$15,020.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2023	2022
Operating activities
Net income	$397.7	$348.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	389.9	358.8
Deferred income taxes and ITCs, net	22.7	49.8
Change in –
Accounts receivable and unbilled revenues, net	52.3	(31.8)
Materials, supplies, and inventories	22.7	(59.6)
Prepaid taxes	32.7	24.3
Other current assets	12.2	7.3
Accounts payable	(77.3)	32.4
Accrued interest	34.5	29.7
Other current liabilities	(25.3)	3.1
Other, net	(53.1)	(88.2)
Net cash provided by operating activities	809.0	673.8

Investing activities
Capital expenditures	(741.3)	(704.0)
Acquisition of Whitewater	(38.0)	—
Acquisition of West Riverside	(95.3)	—
Proceeds from the sale of assets	24.3	1.6
Payments for ATC's construction costs that will be reimbursed	(16.2)	(15.8)
Insurance proceeds received for property damage	—	41.0
Other, net	(7.4)	(1.3)
Net cash used in investing activities	(873.9)	(678.5)

Financing activities
Change in short-term debt	(424.7)	(333.0)
Issuance of long-term debt	—	500.0
Retirement of long-term debt	(4.4)	(4.4)
Payments for finance lease obligations	(56.8)	(55.1)
Equity contribution from parent	775.0	380.0
Payment of dividends to parent	(260.0)	(470.0)
Other, net	(0.9)	(5.9)
Net cash provided by financing activities	28.2	11.6

Net change in cash, cash equivalents, and restricted cash	(36.7)	6.9
Cash, cash equivalents, and restricted cash at beginning of period	47.7	3.0
Cash, cash equivalents, and restricted cash at end of period	$11.0	$9.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	121.7	121.7	—	121.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	415.0	—	415.0	—	415.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2023	$332.9	$2,162.3	$2,118.9	$4,614.1	$30.4	$4,644.5
Net income attributed to common shareholder	—	—	111.6	111.6	—	111.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	290.0	—	290.0	—	290.0
Balance at June 30, 2023	$332.9	$2,452.3	$2,170.5	$4,955.7	$30.4	$4,986.1
Net income attributed to common shareholder	—	—	163.5	163.5	—	163.5
Payment of dividends to parent	—	—	(140.0)	(140.0)	—	(140.0)
Equity contribution from parent	—	70.0	—	70.0	—	70.0
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at September 30, 2023	$332.9	$2,522.4	$2,193.9	$5,049.2	$30.4	$5,079.6

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	138.5	138.5	—	138.5
Payment of dividends to parent	—	—	(110.0)	(110.0)	—	(110.0)
Equity contribution from parent	—	280.0	—	280.0	—	280.0
Stock-based compensation and other	—	0.7	(0.1)	0.6	—	0.6
Balance at March 31, 2022	$332.9	$1,571.6	$2,318.9	$4,223.4	$30.4	$4,253.8
Net income attributed to common shareholder	—	—	77.8	77.8	—	77.8
Payment of dividends to parent	—	—	(230.0)	(230.0)	—	(230.0)
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at June 30, 2022	$332.9	$1,571.7	$2,166.7	$4,071.3	$30.4	$4,101.7
Net income attributed to common shareholder	—	—	130.8	130.8	—	130.8
Payment of dividends to parent	—	—	(130.0)	(130.0)	—	(130.0)
Equity contribution from parent	—	100.0	—	100.0	—	100.0
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at September 30, 2022	$332.9	$1,671.7	$2,167.6	$4,172.2	$30.4	$4,202.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2023 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2023

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of asset acquisitions.

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Our investment was $95.3 million. In addition, WPS filed an application with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, WPS is also seeking approval to assign its ownership interest pursuant to this second option to us. If these approvals are obtained, our incremental share of this investment is expected to be approximately $100 million, with the transaction expected to close in 2024.

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

09/30/2023 Form 10-Q	7	Wisconsin Electric Power Company

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Wisconsin Electric Power Company
Electric utility	$1,052.5	$1,009.5	$2,721.3	$2,683.7
Natural gas utility	47.8	69.2	362.1	402.0
Total revenues from contracts with customers	1,100.3	1,078.7	3,083.4	3,085.7
Other operating revenues	2.8	3.2	11.9	11.7
Total operating revenues	$1,103.1	$1,081.9	$3,095.3	$3,097.4

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Residential	$445.9	$395.6	$1,141.6	$1,059.8
Small commercial and industrial	327.7	301.8	899.8	838.7
Large commercial and industrial	189.5	194.8	480.2	491.3
Other	4.9	4.7	15.4	14.9
Total retail revenues	968.0	896.9	2,537.0	2,404.7
Wholesale	10.4	11.5	32.4	49.3
Resale	70.0	91.8	130.0	195.4
Steam	2.5	2.9	18.2	19.7
Other utility revenues	1.6	6.4	3.7	14.6
Total electric utility operating revenues	$1,052.5	$1,009.5	$2,721.3	$2,683.7

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues by customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Residential	$26.9	$36.9	$241.2	$266.7
Commercial and industrial	9.2	18.1	110.1	129.6
Total retail revenues	36.1	55.0	351.3	396.3
Transportation	4.2	3.5	15.6	13.0
Other utility revenues (1)	7.5	10.7	(4.8)	(7.3)
Total natural gas utility operating revenues	$47.8	$69.2	$362.1	$402.0

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

09/30/2023 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Late payment charges	$2.6	$2.8	$9.6	$9.4
Rental revenues	0.5	0.3	2.2	2.2
Alternative revenues (1)	(0.3)	0.1	0.1	0.1
Total other operating revenues	$2.8	$3.2	$11.9	$11.7

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to wholesale customers subject to true-ups, as discussed in Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K.

NOTE 5—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2023 and December 31, 2022.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$584.7	$632.3
Allowance for credit losses	42.3	49.7
Accounts receivable and unbilled revenues, net (1)	$542.4	$582.6

Total accounts receivable, net – past due greater than 90 days (1)	$31.5	$35.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.1%	97.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2023, $265.0 million, or 48.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2023 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2023	2022
Balance at July 1	$45.1	$47.6
Provision for credit losses	5.4	4.7
Provision for credit losses deferred for future recovery or refund	11.5	14.2
Write-offs charged against the allowance	(24.1)	(27.7)
Recoveries of amounts previously written off	4.4	5.1
Balance at September 30	$42.3	$43.9

	Nine Months Ended September 30
(in millions)	2023	2022
Balance at January 1	$49.7	$51.4
Provision for credit losses	16.7	17.4
Provision for credit losses deferred for future recovery or refund	27.0	21.5
Write-offs charged against the allowance	(65.7)	(62.0)
Recoveries of amounts previously written off	14.6	15.6
Balance at September 30	$42.3	$43.9

There was a $7.4 million decrease in the allowance for credit losses at September 30, 2023, compared to January 1, 2023, driven by customer write-offs related to the end of the winter moratorium. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. In addition, lower energy costs driven by lower natural gas prices contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

There was a $7.5 million decrease in the allowance for credit losses at September 30, 2022, compared to January 1, 2022. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers experienced during this time, which were driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	September 30, 2023	December 31, 2022
Regulatory assets
Finance leases	$1,101.4	$1,072.0
Plant retirement related items	604.8	632.7
Income tax related items	373.2	382.1
Pension and OPEB costs	330.5	337.2
System support resource	115.9	123.5
Securitization	87.5	92.4
Derivatives	55.7	40.3
Uncollectible expense	43.4	16.4
Asset retirement obligations	41.4	41.1
Energy costs recoverable through rate adjustments	25.5	2.8
Energy efficiency programs	14.6	17.7
We Power generation	3.7	21.6
Other, net	54.4	37.7
Total regulatory assets	$2,852.0	$2,817.5

09/30/2023 Form 10-Q	10	Wisconsin Electric Power Company

(in millions)	September 30, 2023	December 31, 2022
Regulatory liabilities
Removal costs	$748.7	$718.1
Income tax related items	689.8	716.1
Pension and OPEB benefits	141.6	144.4
Electric transmission costs	16.5	0.2
Derivatives	4.8	39.1
Other, net	28.1	20.9
Total regulatory liabilities	$1,629.5	$1,638.8

Balance sheet presentation
Other current liabilities	$6.9	$1.4
Regulatory liabilities	1,622.6	1,637.4
Total regulatory liabilities	$1,629.5	$1,638.8

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 5-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 5-8 became probable. In early 2023, we received additional approvals for electric generation facilities, including Koshkonong and 100 MWs of West Riverside. See Note 2, Acquisitions, for more information on the acquisition of West Riverside, which was completed in June 2023. OCPP Units 5 and 6 are expected to be retired by May 2024, while OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of OCPP Units 5-8 was $798.9 million at September 30, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

In January 2023, we, along with WPS, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility. We own 50% of this facility. See Note 2, Acquisitions, for more information.

In June 2023, we completed the acquisition of a 13.8% ownership interest, or 100 MWs, of West Riverside, a commercially operational dual fueled combined cycle generation facility. See Note 2, Acquisitions, for more information.

In July 2023, we, along with WPS, completed the construction of a natural gas-fired generation facility at WPS's existing Weston power plant site. The new facility consists of seven RICE units. We own 50%, or 64 MWs, of the Weston RICE units. As of September 30, 2023, our net property, plant, and equipment balance for the Weston RICE units was $89.1 million.

09/30/2023 Form 10-Q	11	Wisconsin Electric Power Company

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2023	December 31, 2022
Commercial paper
Amount outstanding	$36.0	$460.7
Weighted-average interest rate on amounts outstanding	5.42%	4.59%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2023 was $101.6 million with a weighted-average interest rate during the period of 5.00%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2023
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		36.0
Available capacity under existing credit facility		$463.0

NOTE 11—LEASES

Obligations Under Finance Leases

Land Leases – Utility Solar Generation

We, along with WPS and an unaffiliated utility, partnered to acquire and construct Darien, a utility-scale solar-powered electric generating facility in Rock and Walworth counties, Wisconsin. We own 75% of Darien. Commercial operation of the project is targeted in 2024. Related to our investment in Darien, we, along with WPS and an unaffiliated utility, entered into several land leases that commenced in the second quarter of 2023. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. Once Darien achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Darien was $33.6 million at September 30, 2023, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to Darien was $32.7 million as of September 30, 2023, and was included in property, plant, and equipment on our balance sheet.

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Darien leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheet in accordance with Subtopic 980-842.

09/30/2023 Form 10-Q	12	Wisconsin Electric Power Company

At September 30, 2023, our weighted-average discount rate for the Darien finance leases was 5.96%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Darien as of September 30, 2023, were as follows:

(in millions)
Three months ended December 31, 2023	$—
2024	0.6
2025	1.6
2026	1.7
2027	1.7
2028	1.7
Thereafter	131.4
Total minimum lease payments	138.7
Less: Interest	(105.1)
Present value of minimum lease payments	33.6
Less: Short-term lease liabilities	—
Long-term lease liabilities	$33.6

NOTE 12—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2023	December 31, 2022
Materials and supplies	$172.5	$150.6
Fossil fuel	54.4	62.7
Natural gas in storage	48.2	79.6
Total	$275.1	$292.9

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

09/30/2023 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 13—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$44.7	21.0%	$36.7	21.0%
State income taxes net of federal tax benefit	12.8	6.0%	10.8	6.2%
Federal excess deferred tax amortization	(7.2)	(3.4)%	(7.2)	(4.1)%
AFUDC–Equity	(3.0)	(1.4)%	(1.6)	(0.9)%
PTCs, net	(2.7)	(1.3)%	(0.6)	(0.3)%
Domestic production activities deferral	2.3	1.1%	2.0	1.1%
Other, net	2.8	1.3%	3.9	2.1%
Total income tax expense	$49.7	23.3%	$44.0	25.1%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$107.8	21.0%	$97.7	21.0%
State income taxes net of federal tax benefit	30.8	6.0%	29.0	6.2%
Federal excess deferred tax amortization	(17.2)	(3.4)%	(19.3)	(4.1)%
PTCs, net	(9.6)	(1.9)%	(1.5)	(0.3)%
AFUDC–Equity	(7.1)	(1.4)%	(3.4)	(0.7)%
Domestic production activities deferral	5.3	1.0%	5.3	1.1%
Other, net	6.7	1.4%	10.4	2.2%
Total income tax expense	$116.7	22.7%	$118.2	25.4%

The effective tax rates for the three and nine months ended September 30, 2023 and 2022, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, WEC Energy Group entered into an agreement to sell substantially all of our 2023 PTCs to a third party. We elect to account for net proceeds received from the sale of PTCs as a reduction to income taxes payable under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We will also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits will be presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

NOTE 14—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

09/30/2023 Form 10-Q	14	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$0.8	$—	$1.2
FTRs	—	—	3.9	3.9
Coal contracts	—	0.1	—	0.1
Total derivative assets	$0.4	$0.9	$3.9	$5.2

Derivative liabilities
Natural gas contracts	$23.5	$1.8	$—	$25.3
Coal contracts	—	24.5	—	24.5
Total derivative liabilities	$23.5	$26.3	$—	$49.8

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$2.5	$—	$4.1
FTRs	—	—	2.0	2.0
Coal contracts	—	32.7	—	32.7
Total derivative assets	$1.6	$35.2	$2.0	$38.8

Derivative liabilities
Natural gas contracts	$29.3	$0.7	$—	$30.0

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

09/30/2023 Form 10-Q	15	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Balance at the beginning of the period	$6.9	$6.1	$2.0	$1.0
Purchases	—	0.1	8.1	7.5
Settlements	(3.0)	(2.9)	(6.2)	(5.2)
Balance at the end of the period	$3.9	$3.3	$3.9	$3.3

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.5	$30.4	$22.7
Long-term debt, including current portion	3,358.2	3,028.7	3,360.4	3,143.2

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

	September 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.2	$25.0	$4.1	$28.8
FTRs	3.9	—	2.0	—
Coal contracts	—	13.4	17.6	—
Total current	5.1	38.4	23.7	28.8

Long-term
Natural gas contracts	—	0.3	—	1.2
Coal contracts	0.1	11.1	15.1	—
Total long-term	0.1	11.4	15.1	1.2
Total	$5.2	$49.8	$38.8	$30.0

09/30/2023 Form 10-Q	16	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	14.3 Dth	$(22.7)	11.3 Dth	$34.0
FTRs	5.6 MWh	12.0	4.8 MWh	3.7
Total		$(10.7)		$37.7

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	50.2 Dth	$(77.2)	42.7 Dth	$73.5
FTRs	15.7 MWh	14.0	14.7 MWh	7.1
Total		$(63.2)		$80.6

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2023 and December 31, 2022, we had posted cash collateral of $40.8 million and $46.7 million, respectively. These amounts were recorded on our balance sheets as collateral on deposit.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$5.2	$49.8		$38.8	$30.0
Gross amount not offset on the balance sheet	(0.8)	(23.9)	(1)	(1.8)	(29.5)	(2)
Net amount	$4.4	$25.9		$37.0	$0.5

(1)    Includes cash collateral posted of $23.1 million.

(2)    Includes cash collateral posted of $27.7 million.

NOTE 16—GUARANTEES

As of September 30, 2023, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 17—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Service cost	$2.6	$3.3	$7.7	$10.0
Interest cost	11.7	8.2	35.3	24.5
Expected return on plan assets	(16.0)	(17.8)	(48.2)	(53.5)
Amortization of prior service credit	(0.1)	—	(0.1)	(0.1)
Amortization of net actuarial loss	2.3	7.4	6.9	22.3
Net periodic benefit cost	$0.5	$1.1	$1.6	$3.2

09/30/2023 Form 10-Q	17	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Service cost	$0.6	$0.9	$1.9	$2.9
Interest cost	1.9	1.4	5.7	4.2
Expected return on plan assets	(3.3)	(4.4)	(10.0)	(13.2)
Amortization of prior service credit	(0.3)	(0.3)	(0.7)	(1.0)
Amortization of net actuarial gain	(2.1)	(3.0)	(6.5)	(9.1)
Net periodic benefit credit	$(3.2)	$(5.4)	$(9.6)	$(16.2)

During the nine months ended September 30, 2023, we made contributions and payments of $6.0 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our OPEB plans and no further contributions related to our pension plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of September 30, 2023, we recorded a $1.7 million regulatory asset for pension costs and a $3.9 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our business. At September 30, 2023, we reported two segments, our utility segment and our other segment, which are described below.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2023 and 2022.

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

09/30/2023 Form 10-Q	18	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2023	December 31, 2022
Assets
Other current assets (restricted cash)	$3.9	$3.0
Regulatory assets	87.5	92.4
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	8.9
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	89.8	94.1

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

09/30/2023 Form 10-Q	19	Wisconsin Electric Power Company

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2023, were approximately $7.3 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. The EPA also sought comments on an even lower limit of 0.006 lb/MMBtu. Adoption of either of these lower limits could have an adverse effect on our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff issued a draft Policy Assessment in March 2023 that also supported the reconsideration. Although initially targeting the end of 2023 for completing its reconsideration, the EPA announced in August 2023 that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

In April 2022, the EPA proposed to find that the Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021 and should be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

09/30/2023 Form 10-Q	20	Wisconsin Electric Power Company

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. All counties within our service territory are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territory should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval. A final rule is anticipated in late 2023 or early 2024.

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

In May 2023, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group's ESG Progress Plan is heavily focused on reducing GHG emissions. The EPA has indicated that it anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities and local natural gas distribution company. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact of the proposed rule, if any, on our operations.

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

09/30/2023 Form 10-Q	21	Wisconsin Electric Power Company

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

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for OCPP Units 5-8. We believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units at the OCPP may be retired prior to the WDNR making a final BTA decision, anticipated in 2025.

The WDNR reissued the WPDES permit for PWGS effective October 2023. This reissued permit includes a conditional BTA determination with conditions for the existing PWGS porous dike (rock breakwater) cooling water intake structure. We do not anticipate compliance with these conditions will result in a material impact on our financial condition or results of operations.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although the $89 million biological treatment system at ERGS is 99% complete and on track for completion before year-end to meet the WPDES permit deadline, the timing of the project's completion would not comply with the deadline proposed by the EPA to qualify for the early adopter status. In addition, we do not believe that, upon its completion, the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. In May 2023, we submitted written comments to the EPA articulating these concerns, including the cost impact to our customers. The EPA has indicated that it is anticipating the rule to be final in the second quarter of 2024.

If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities, including ERGS Units 1 and 2 that were built with ELG-compliant dry BA transport systems, will meet the BATW rule provisions.

09/30/2023 Form 10-Q	22	Wisconsin Electric Power Company

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We are reviewing those proposed requirements to determine potential costs and actions required for our facilities.

Waters of the United States

In January 2023, the EPA and the Army Corps (the agencies) together released a final rule effective in March 2023 that based the definition of WOTUS on its pre-2015 definition. The pre-2015 approach involved applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

In May 2023, in Sackett v. EPA, the Supreme Court issued a decision significantly narrowing federal jurisdiction over wetlands to "traditional navigable waters" and wetlands or other waters that have a "continuous surface connection" with a traditional navigable water.

In August 2023, the agencies revised the final rule to conform the definition of WOTUS to the Supreme Court's May 2023 Sackett decision. The conforming rule became effective upon publication in the Federal Register on September 8, 2023.

We anticipate this final rule revision caused by the Sackett decision will cause a decrease in the number of projects that require Army Corps federal wetland permits. This decision also may affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2023	December 31, 2022
Regulatory assets	$13.1	$14.6
Reserves for future environmental remediation (1)	10.3	10.3

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

We are actively engaged with the Utility Solid Waste Activities Group and the Edison Electric Institute and provided them information to include in their comments to the EPA. The EPA has indicated that it is anticipating the rule to be final in the second quarter of 2024. The proposed rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

09/30/2023 Form 10-Q	23	Wisconsin Electric Power Company

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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Nine Months Ended September 30
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$312.7	$308.1
Cash paid for income taxes, net	84.8	62.1
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	133.3	68.7
Receivable for the transfer of assets to WPS	2.4	—
Liabilities accrued for software licensing agreement	—	3.1

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6.5	$6.1
Restricted cash included in other current assets	3.9	3.0
Restricted cash included in other long-term assets	0.6	38.6
Cash, cash equivalents, and restricted cash	$11.0	$47.7

Our restricted cash consisted of the following:

•Cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 19, Variable Interest Entities, for more information.

•Cash used during January 2023 to purchase a 50% interest in a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets at December 31, 2022. See Note 2, Acquisitions, for more information.

NOTE 22—REGULATORY ENVIRONMENT

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW in May 2023 for a limited electric and natural gas rate case re-opener. Our limited electric rate case re-opener includes updated revenue requirements for the generation projects that were previously approved by the PSCW and are expected to be placed into service in 2023 and 2024. It also includes the projected savings from the retirement of the OCPP Units 5 and 6, which are expected to be retired in May 2024. Our limited natural gas rate case re-opener reflects the additional revenue requirements associated with our previously approved LNG project that is expected to be placed into service in 2023.

09/30/2023 Form 10-Q	24	Wisconsin Electric Power Company

The requested increases in 2024 base rates are as follows:

Requested 2024 base rate increases
Electric	$45.0	million	/	1.3%
Gas	$23.9	million	/	4.5%

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

09/30/2023 Form 10-Q	25	Wisconsin Electric Power Company

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

As part of the path toward these goals, we are exploring co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and believes it will be in a position to eliminate coal as an energy source by the end of 2032.

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

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $6.8 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

09/30/2023 Form 10-Q	26	Wisconsin Electric Power Company

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WPS based on specific customer needs, including:

•1,125 MW of combustion turbines;
•132 MW of RICE natural gas-fueled generation; and
•the purchase of 100 MWs of additional capacity in West Riverside.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 27 Solar Now projects and currently have another two under construction, together totaling more than 30 MWs. The second program, the DRER pilot, would allow large commercial and industrial customers to access renewable resources that we would operate, and could add up to 35 MWs of renewables to our portfolio. The DRER pilot would help these larger customers meet their sustainability and renewable energy goals. In July 2023, we received approval from the PSCW for the Renewable Pathway Pilot, the third renewable energy program. This program allows commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility. The Renewable Pathway Pilot will utilize generation from Paris and Darien and will have a participation cap of 125 MW.

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

09/30/2023 Form 10-Q	27	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023

Earnings

Our earnings for the third quarter of 2023 were $163.5 million, compared with $130.8 million for the same quarter in 2022. See below for information on the $32.7 million increase in earnings.

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

09/30/2023 Form 10-Q	28	Wisconsin Electric Power Company

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended September 30, 2023 and 2022 was $310.9 million and $273.2 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the third quarter of 2023, with the same quarter in 2022, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2023	2022	B (W)
Electric revenues	$1,055.1	$1,012.4	$42.7
Fuel and purchased power	376.7	416.8	40.1
Total electric margins	678.4	595.6	82.8

Natural gas revenues	48.0	69.5	(21.5)
Cost of natural gas sold	17.6	42.3	24.7
Total natural gas margins	30.4	27.2	3.2

Total electric and natural gas margins	708.8	622.8	86.0

Other operation and maintenance	236.6	201.9	(34.7)
Depreciation and amortization	132.8	120.0	(12.8)
Property and revenue taxes	28.5	27.7	(0.8)
Operating income	310.9	273.2	37.7

Other income, net	17.9	15.2	2.7
Interest expense	115.3	113.3	(2.0)
Income before income taxes	213.5	175.1	38.4

Income tax expense	49.7	44.0	(5.7)
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$163.5	$130.8	$32.7

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$90.6	$90.0	$(0.6)
Transmission (1)	89.4	68.9	(20.5)
We Power (2)	35.8	26.5	(9.3)
Regulatory amortizations and other pass through expenses (3)	21.0	16.5	(4.5)
Earnings sharing mechanism	(0.2)	—	0.2
Total other operation and maintenance	$236.6	$201.9	$(34.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and

09/30/2023 Form 10-Q	29	Wisconsin Electric Power Company

those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2023 and 2022, $90.1 million and $89.2 million, respectively, of costs were billed to us by transmission providers.

During the third quarter of 2022, we amortized $15.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the third quarter of 2022.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the third quarter of 2023 and 2022, $26.7 million and $29.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

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

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	2,345.2	2,345.0	0.2
Small commercial and industrial	2,327.8	2,338.9	(11.1)
Large commercial and industrial	1,758.5	1,848.1	(89.6)
Other	22.0	23.6	(1.6)
Total retail	6,453.5	6,555.6	(102.1)
Wholesale	125.2	146.4	(21.2)
Resale	2,078.8	1,124.7	954.1
Total sales in MWh	8,657.5	7,826.7	830.8

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	20.5	22.5	(2.0)
Commercial and industrial	13.3	16.1	(2.8)
Total retail	33.8	38.6	(4.8)
Transportation	41.8	65.7	(23.9)
Total sales in therms	75.6	104.3	(28.7)

	Three Months Ended September 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (99 Normal)	32	89	(64.0)%
Cooling (591 Normal)	676	677	(0.1)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $42.7 million during the third quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

09/30/2023 Form 10-Q	30	Wisconsin Electric Power Company

Electric Utility Margins

Electric utility margins increased $82.8 million during the third quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the higher electric utility margins were:

•A $69.9 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

•A $21.4 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

These increases in margins were partially offset by:

•A $6.2 million decrease in margins related to lower retail sales volumes.

•A $5.1 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

Natural Gas Revenues

Natural gas revenues decreased $21.5 million during the third quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 52% during the third quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $3.2 million during the third quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was a $4.5 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $1.3 million decrease in margins from lower sales volumes. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate order.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $48.3 million during the third quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in other operating expenses were:

•A $20.5 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $1.2 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $12.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $9.3 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $7.4 million increase in benefit costs, primarily driven by higher stock-based compensation expense related to plan performance.

09/30/2023 Form 10-Q	31	Wisconsin Electric Power Company

Other Income, Net

Other income, net increased $2.7 million during the third quarter of 2023, compared with the same quarter in 2022, driven by higher AFUDC–Equity due to continued capital investment. This increase was partially offset by lower net credits from the non-service components of our net periodic pension and OPEB costs. See Note 17, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense increased $2.0 million during the third quarter of 2023, compared with the same quarter in 2022, driven by the impact of a $500.0 million long-term debt issuance in September 2022. This increase was partially offset by higher AFUDC–Debt due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense increased $5.7 million during the third quarter of 2023, compared with the same quarter in 2022, primarily due to higher pre-tax income. This increase in income tax expense was partially offset by a $2.1 million increase in PTCs and a $1.4 million increase in income tax benefits associated with AFUDC–Equity driven by continued capital investment.

NINE MONTHS ENDED SEPTEMBER 30, 2023

Earnings

Our earnings for the nine months ended September 30, 2023 were $396.8 million, compared to $347.1 million for the same period in 2022. See below for information on the $49.7 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the nine months ended September 30, 2023 and 2022 was $812.4 million and $768.8 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2023 Form 10-Q	32	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Nine Months Ended September 30
(in millions)	2023	2022	B (W)
Electric revenues	$2,731.7	$2,694.0	$37.7
Fuel and purchased power	925.0	1,019.8	94.8
Total electric margins	1,806.7	1,674.2	132.5

Natural gas revenues	363.6	403.4	(39.8)
Cost of natural gas sold	206.3	269.0	62.7
Total natural gas margins	157.3	134.4	22.9

Total electric and natural gas margins	1,964.0	1,808.6	155.4

Other operation and maintenance	674.9	599.8	(75.1)
Depreciation and amortization	389.9	358.8	(31.1)
Property and revenue taxes	86.8	81.2	(5.6)
Operating income	812.4	768.8	43.6

Other income, net	52.0	37.2	14.8
Interest expense	350.0	339.8	(10.2)
Income before income taxes	514.4	466.2	48.2

Income tax expense	116.7	118.2	1.5
Preferred stock dividend requirements	0.9	0.9	—
Net income attributed to common shareholder	$396.8	$347.1	$49.7

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$229.4	$260.2	$30.8
Transmission (1)	267.9	206.8	(61.1)
We Power (2)	106.8	81.4	(25.4)
Regulatory amortizations and other pass through expenses (3)	71.4	51.4	(20.0)
Earnings sharing mechanism	(0.6)	—	0.6
Total other operation and maintenance	$674.9	$599.8	$(75.1)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2023 and 2022, $255.7 million and $258.1 million, respectively, of costs were billed to us by transmission providers.

During the nine months ended September 30, 2022, we amortized $46.5 million of the regulatory liabilities associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for a 2022 base rate increase. This amortization drove the lower transmission expense during the nine months ended September 30, 2022.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2023 and 2022, $89.1 million and $80.6 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

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

09/30/2023 Form 10-Q	33	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	5,979.4	6,238.1	(258.7)
Small commercial and industrial	6,491.7	6,587.7	(96.0)
Large commercial and industrial	4,912.0	5,083.6	(171.6)
Other	72.9	78.7	(5.8)
Total retail	17,456.0	17,988.1	(532.1)
Wholesale	395.3	701.4	(306.1)
Resale	4,164.4	3,035.2	1,129.2
Total sales in MWh	22,015.7	21,724.7	291.0

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	239.0	271.5	(32.5)
Commercial and industrial	138.5	153.9	(15.4)
Total retail	377.5	425.4	(47.9)
Transportation	165.8	236.9	(71.1)
Total sales in therms	543.3	662.3	(119.0)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (4,293 Normal)	3,623	4,254	(14.8)%
Cooling (762 Normal)	834	936	(10.9)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $37.7 million during the nine months ended September 30, 2023, compared with the same period in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. The remaining drivers of changes in electric revenues are described in the discussion of electric utility margins below.

Electric Utility Margins

Electric utility margins increased $132.5 million during the nine months ended September 30, 2023, compared with the same period in 2022. The significant factors impacting the higher electric utility margins were:

•A $187.5 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•A $13.7 million increase in margins during the nine months ended September 30, 2023, related to the expiration of a capacity purchase contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

09/30/2023 Form 10-Q	34	Wisconsin Electric Power Company

These increases in margins were partially offset by:

•A $42.0 million decrease in margins related to lower retail sales volumes, driven by the impact of unfavorable weather during the nine months ended September 30, 2023, compared with the same period in 2022. As measured by cooling degree days, the nine months ended September 30, 2023 were 10.9% cooler than the same period in 2022. As measured by heating degree days, the nine months ended September 30, 2023 were 14.8% warmer than the same period in 2022.

•A $12.1 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us.

•Lower margins of $7.9 million driven by the expiration of a wholesale contract in May 2022.

•A $4.1 million decrease in margins from our steam operations related to lower sales volumes, driven by the impact of unfavorable weather.

Natural Gas Revenues

Natural gas revenues decreased $39.8 million during the nine months ended September 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 19% during the nine months ended September 30, 2023, compared with the same period in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $22.9 million during the nine months ended September 30, 2023, compared with the same period in 2022. The most significant factor impacting the higher natural gas utility margins was a $33.4 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $10.6 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during the nine months ended September 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $111.8 million during the nine months ended September 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $61.1 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $4.0 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed in electric margins above.

•A $31.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $25.4 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $20.0 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by a $21.6 million increase in pre-tax gains on the sale of land, primarily at our Pleasant Prairie power plant site, during the nine months ended September 30, 2023, compared with the same period in 2022. See Note 3, Disposition, for more information.

09/30/2023 Form 10-Q	35	Wisconsin Electric Power Company

Other Income, Net

Other income, net increased $14.8 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by higher AFUDC–Equity due to continued capital investment. This increase was partially offset by lower net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense increased $10.2 million during the nine months ended September 30, 2023, compared with the same period in 2022, primarily due to the impact of a $500.0 million long-term debt issuance in September 2022 and higher short-term debt interest rates. These increases were partially offset by higher AFUDC–Debt due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense decreased $1.5 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by an $8.1 million increase in PTCs and a $3.7 million increase in income tax benefits associated with AFUDC–Equity driven by continued capital investment. These decreases in income tax expense were offset by higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$809.0	$673.8	$135.2
Investing activities	(873.9)	(678.5)	(195.4)
Financing activities	28.2	11.6	16.6

Operating Activities

Net cash provided by operating activities increased $135.2 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by:

•A $285.7 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs related to the natural gas sold to our customers during the nine months ended September 30, 2023, compared with the same period in 2022, primarily driven by a decrease in the price of natural gas.

•A $75.8 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2023, compared with the same period in 2022. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 23, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on our 2023 rate order.

09/30/2023 Form 10-Q	36	Wisconsin Electric Power Company

These increases in net cash provided by operating activities were partially offset by:

•A $145.5 million decrease in cash driven by collateral paid to counterparties during the nine months ended September 30, 2023, compared with collateral received from counterparties during the same period in 2022, as well as realized losses on derivative instruments recognized during the nine months ended September 30, 2023, compared with realized gains recognized during the same period in 2022.

•A $46.1 million decrease in cash related to higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2023, our payments were higher for charitable projects and operating and maintenance related to the We Power generation units, as well as due to the timing of payments for accounts payable.

•A $22.7 million decrease in cash related to higher cash paid for income taxes, driven by higher taxable income during the nine months ended September 30, 2023, compared with the same period in 2022.

•A $6.4 million decrease in cash related to an increase in property and revenue taxes, driven by higher gross receipt taxes during the nine months ended September 30, 2023, compared with the same period in 2022.

•A $4.6 million decrease in cash from higher payments for interest, driven by the issuance of long-term debt in September 2022, and higher short-term debt interest rates during the nine months ended September 30, 2023, compared with the same period in 2022.

Investing Activities

Net cash used in investing activities increased $195.4 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by:

•The acquisition of a 13.8% ownership interest in West Riverside in June 2023 for $95.3 million. See Note 2, Acquisitions for more information.

•Insurance proceeds of $41.0 million received during the nine months ended September 30, 2022, for property damage related to the Public Service Building water damage claim.

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions for more information.

•A $37.3 million increase in cash paid for capital expenditures during the nine months ended September 30, 2023, which is discussed in more detail below.

These increases in net cash used in investing activities were partially offset by proceeds received of $24.3 million during the nine months ended September 30, 2023, driven by the sale of land at our Pleasant Prairie power plant site. See Note 3, Disposition, for more information.

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$741.3	$704.0	$37.3

The increase in cash paid for capital expenditures during the nine months ended September 30, 2023, compared with the same period in 2022, was driven by higher payments related to upgrades to our electric distribution system and the construction of our LNG facility.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

09/30/2023 Form 10-Q	37	Wisconsin Electric Power Company

Financing Activities

Net cash provided by financing activities increased $16.6 million during the nine months ended September 30, 2023, compared with the same period in 2022, driven by:

•A $395.0 million increase in cash related to higher equity contributions received from our parent during the nine months ended September 30, 2023, compared with the same period in 2022, to balance our capital structure.

•A $210.0 million increase in cash due to lower dividends paid to our parent during the nine months ended September 30, 2023, compared with the same period in 2022, to balance our capital structure.

These increases in cash were partially offset by:

•A $500.0 million decrease in cash due to issuances of long-term debt during the nine months ended September 30, 2022. We did not issue any long-term debt during the same period in 2023.

•A $91.7 million decrease in cash due to higher net repayments of commercial paper during the nine months ended September 30, 2023, compared with the same period in 2022.

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

(in millions)
2023	$1,240.3	(1)
2024	1,661.6
2025	1,877.4
Total	$4,779.3

(1)This includes actual capital expenditures incurred through September 30, 2023, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure and system hardening and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

09/30/2023 Form 10-Q	38	Wisconsin Electric Power Company

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

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $337.5 million, with construction expected to be completed in 2024. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $405 million, with construction expected to be completed in 2026. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•In July 2023, we, along with WPS, completed construction on a natural gas-fired generation facility at WPS's existing Weston power plant site in northern Wisconsin. The new facility consists of seven RICE units. We own 64 MWs of this project. Our plant in service balance for the Weston RICE units was $89.6 million as of September 30, 2023.

•In January 2023, we, along with WPS, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38 million for 50% of the capacity.

•In June 2023, we closed on the purchase of 100 MWs of capacity related to West Riverside for $95.3 million. West Riverside is a combined cycle natural gas plant completed and operated by an unaffiliated utility in Rock County, Wisconsin. In October 2023, WPS filed a request with the PSCW to assign to us a second option to acquire an additional 100 MWs of capacity. If approved, and WPS assigns the option to us, the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

We have received PSCW approval to construct a LNG facility. The facility would provide us with approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. The facility is expected to reduce the likelihood of constraints on our natural gas system during the highest demand days of winter. The project is estimated to cost approximately $203.5 million. Commercial operation of the LNG facility is targeted for the end of 2023.

09/30/2023 Form 10-Q	39	Wisconsin Electric Power Company

Long-Term Debt

There were no material changes in our outstanding long-term debt during the nine months ended September 30, 2023.

Common Stock Dividends

During the nine months ended September 30, 2023, we paid common stock dividends of $260.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 20, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2023.

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

Although not the case as of September 30, 2023, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have any impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity of $463.0 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

09/30/2023 Form 10-Q	40	Wisconsin Electric Power Company

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

Debt Covenants

Certain of our short-term debt agreements contain financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 12, Short-Term Debt and Lines of Credit, Note 13, Long-Term Debt, and Note 10, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at September 30, 2023, we could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2023 Form 10-Q	41	Wisconsin Electric Power Company

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

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of our solar projects included in WEC Energy Group's capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing and cost of certain of our solar projects.

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

On August 18, 2023, the DOC issued its final decision, substantially affirming its preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. The Biden Administration also invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, the DOC’s ruling may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected. At this time, we do not expect this final ruling to have a material impact on our results of operations.

Infrastructure Investment and Jobs Act

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We expect funding from this Act will support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act should also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future. We believe the Infrastructure Investment and Jobs Act will accelerate investment in projects that will help us meet our net zero emission goals to the benefit of our customers, the communities we serve, and our company.

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under this new IRA transferability option, WEC Energy Group entered into a sales agreement in September 2023 to sell substantially all of our 2023 PTCs to a third party. See

09/30/2023 Form 10-Q	42	Wisconsin Electric Power Company

Note 13, Income Taxes, for more information about the impacts of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

Environmental Matters

See Note 20, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing global conflicts, including between Russia and Ukraine, will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2022 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

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

Collective Bargaining Agreement Negotiations

Management is engaged in contract negotiations with Local 2150 of the International Brotherhood of Electrical Workers, which represents certain of our employees who are currently operating under an expired collective bargaining agreement. The parties continue to negotiate in good faith. We have contingency plans in place. However, certain circumstances could have an adverse impact on our operations.

09/30/2023 Form 10-Q	43	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2023 Form 10-Q	44	Wisconsin Electric Power Company

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2023 Form 10-Q	45	Wisconsin Electric Power Company

ITEM 6. EXHIBITS
Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2023 Form 10-Q	46	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 2, 2023	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2023 Form 10-Q	47	Wisconsin Electric Power Company