Form 10-K
period 2023-12-31
WISCONSIN ELECTRIC POWER CO
filed 2024-02-22
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2023 (and currently), all of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2024

Common Stock, $10 par value, 33,289,327 shares outstanding

Documents incorporated by reference:

Portions of Wisconsin Electric Power Company's Definitive Information Statement on Schedule 14C for its Annual Meeting of Shareholders, to be held on April 26, 2024, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

2023 Form 10-K	i	Wisconsin Electric Power Company

2023 Form 10-K	ii	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS
The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Natural Gas Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
PM	Particulate Matter
SO2	Sulfur Dioxide
WOTUS	Waters of the United States

2023 Form 10-K	iii	Wisconsin Electric Power Company

WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure
AOC	Audit and Oversight Committee of the Board of Directors of WEC Energy Group, Inc.
ARR	Auction Revenue Right
Badger Hollow II	Badger Hollow Solar Park II
Blue Sky	Blue Sky Green Field Wind Park
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
CSIRT	Cybersecurity Incident Response Team
Darien	Darien Solar Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
Enterprise Security Director	Director of Enterprise Security & Compliance
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
ERSC	Enterprise Risk Steering Committee
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
Glacier Hills	Glacier Hills Wind Park
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
Montfort	Montfort Wind Energy Center
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021

2023 Form 10-K	iv	Wisconsin Electric Power Company

Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's
SIP	State Implementation Plan
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
VAPP	Valley Power Plant
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

2023 Form 10-K	v	Wisconsin Electric Power Company

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of recent rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders, including focus on environmental, social, and governance concerns;

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

2023 Form 10-K	1	Wisconsin Electric Power Company

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

•Any impacts on the global economy, including from sanctions and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional conflicts, including those in Ukraine, Israel, and parts of the Middle East;

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry or us;

•Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•The direct or indirect effect on our business resulting from terrorist or other physical attacks and cybersecurity intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

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

2023 Form 10-K	2	Wisconsin Electric Power Company

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

For more information about our utility operations, including financial and geographic information, see Note 20, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. For information about our business strategy, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments.

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 5, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2023, retail revenues accounted for 93.1% of total electric operating revenues, wholesale revenues accounted for 1.2% of total electric operating revenues, and resale revenues accounted for 4.9% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income Attributed to Common Shareholder for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities.

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers.

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on the availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

2023 Form 10-K	3	Wisconsin Electric Power Company

We buy and sell electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets compared to our competitors affects how often our generating units are dispatched and whether we buy or sell power. For more information on the MISO Energy Markets, see C. Regulation.

Steam Sales

We have a steam utility that generates, distributes, and sells steam supplied by the VAPP to customers in metropolitan Milwaukee, Wisconsin. Steam is used by customers for processing, space heating, domestic hot water, and humidification. Annual sales of steam fluctuate from year to year based on system growth and variations in weather conditions.

Electric Sales Forecast

Our service territory experienced slightly lower weather-normalized retail electric sales in 2023, compared with 2022, due to lower sales to large commercial & industrial customers. We currently forecast retail electric sales volumes to remain relatively flat for 2024, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Electric customers – end of year
Residential	1,044.9	1,032.6	1,025.7
Small commercial and industrial	119.3	117.6	116.8
Large commercial and industrial	0.6	0.6	0.6
Wholesale and other	1.6	1.6	1.6
Total electric customers – end of year	1,166.4	1,152.4	1,144.7

Steam customers – end of year	0.4	0.4	0.4

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, governmental, health services, real estate, and food products.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from a diverse generation portfolio that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from generation that we own or lease from We Power. We supplement our internally generated power supply with long-term PPAs, including the Point Beach PPA discussed under the heading "Power Purchase Commitments," and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

2023 Form 10-K	4	Wisconsin Electric Power Company

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2024:

	Estimate (1)	Actual
	2024	2023	2022	2021
Company-owned or leased generation units:
Coal	25.7%	30.6%	29.0%	36.2%
Natural gas:
Combined cycle	32.2%	28.4%	26.8%	23.4%
Steam turbine	1.1%	1.2%	1.5%	1.1%
Natural gas/oil peaking units	2.8%	3.5%	1.7%	1.1%
Renewables (2)	5.7%	4.0%	4.7%	3.9%
Total company-owned or leased generation units	67.5%	67.7%	63.7%	65.7%
Power purchase contracts:
Nuclear	29.8%	30.0%	30.3%	28.9%
Natural gas	—%	—%	3.3%	2.9%
Renewables (2)	0.9%	0.8%	0.7%	0.8%
Other	—%	0.2%	0.3%	—%
Total power purchase contracts	30.7%	31.0%	34.6%	32.6%
Purchased power from MISO	1.8%	1.3%	1.7%	1.7%
Total purchased power	32.5%	32.3%	36.3%	34.3%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2023 NYMEX.

(2)    Includes hydroelectric, biomass, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own or lease 5,466 MWs of generation capacity. Our facilities include natural gas-fired plants, coal-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

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

Environmental Goals

WEC Energy Group has announced goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. As of the end of 2023, WEC Energy Group's electric generation fleet has achieved a 54% reduction in carbon emissions from the 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only and believes it will be in a position to eliminate coal as an energy source by the end of 2032.

2023 Form 10-K	5	Wisconsin Electric Power Company

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

WEC Energy Group has already retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirement of the Pleasant Prairie power plant. See Note 7, Regulatory Assets and Liabilities, for more information related to these power plant retirements. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8. See Note 8, Property, Plant, and Equipment, for more information.

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

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources, including wind, solar, hydroelectric, and biomass. This helps us work towards our goals of reducing carbon emissions while also maintaining compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

In December 2018, we received approval from the PSCW for the DRER pilot program, a program designed to allow large commercial and industrial customers to access renewable resources that we would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals and could add up to 35 MWs of renewables to our portfolio. In addition, in July 2023, the PSCW approved the Renewable Pathway Pilot, which allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs.

Solar and Battery Storage

In December 2023, the construction of Badger Hollow II located in Iowa County, Wisconsin was completed, and the facility became commercially operational. We own Badger Hollow II together with an unaffiliated utility. Our ownership of this facility is 100 MW.

As part of our commitment to invest in additional zero-carbon generation, in February 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW for approval to acquire and construct High Noon. High Noon is a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation of this project. The construction is expected to be completed by the end of 2026.

We have also received approvals from the PSCW to invest in 680 MWs of additional projects currently in construction, including the following:

•In April 2023, we, along with WPS and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation of this project. The construction is expected to be completed in 2026.

•In December 2022, we, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MWs of solar generation of this project. The construction is expected to be completed in 2024.

2023 Form 10-K	6	Wisconsin Electric Power Company

•In January 2022, we, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 150 MWs of solar generation and 82 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2024 and 2025, respectively.

•In December 2018, we received approval from the PSCW for the Solar Now pilot program, which is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 28 Solar Now projects and currently have another one under construction, together totaling more than 30 MWs.

We actively review and pursue distribution system interconnected solar projects. We partner with proven developers to identify and purchase cost effective solar projects for our customers. These projects are typically ground mounted modules in the range of 5-10 MWs and are connected to our distribution system. Currently, we have 30 MWs of distribution connected projects under contract, which are estimated to go in-service in 2024.

Natural Gas-Fired Generation

In July 2023, we, along with WPS, completed construction of seven natural gas-fired generation RICE units at WPS's Weston power plant site. We own 65 MWs of this natural gas-fired generation facility's rated capacity.

In June 2023, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin, and is operated by an unaffiliated utility. In addition, WPS filed a request with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, in October 2023, WPS filed for approval to assign its ownership interest pursuant to this second option to us, with the transaction expected to close in 2024.

In January 2023, we and WPS completed the acquisition of Whitewater, a commercially operational dual fueled combined cycle generation facility in Whitewater, Wisconsin. We own 121 MWs of Whitewater's rated capacity.

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

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2024 through May 31, 2025 are as follows: 16.6% summer (June – August); 26.6% fall (September – November); 41.1% winter (December – February); and 39.5% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

We believe that we have adequate capacity through company-owned generation units, leased generating units, and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year.

2023 Form 10-K	7	Wisconsin Electric Power Company

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2023	2022	2021
Coal	$25.68	$24.65	$20.11
Natural gas combined cycle	29.47	41.62	24.35
Natural gas/oil peaking units	68.56	95.89	81.06
Biomass	87.73	78.42	86.24
Purchased power	61.78	59.49	52.84

We purchase coal under long-term contracts, which helps with price stability. Coal and associated transportation services are exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To mitigate against this volatility risk, we have PSCW approval for a hedging program. This program allows us to hedge, over a 60-month period, up to 75% of our potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. We also have PSCW approval for a hedging program to mitigate against volatility related to natural gas price risk. This program allows us to hedge, over a 60-month period, up to 75% of our estimated natural gas use for electric generation. The results of this hedging program are reflected in the average costs of natural gas.

Coal Supply

We diversify the coal supply for our leased and owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2024, 100% of our projected coal requirements of 4.7 million tons are contracted under fixed-price contracts. See Note 22, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2024	5,275	(1)
2025	2,500
2026	800

(1)    Coal contracts exceed the total projected requirement due to prior year delivery constraints and forecasted lower operating hours.

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

2023 Form 10-K	8	Wisconsin Electric Power Company

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consists of 1,033 MWs per year for 2024 through 2028 related to a long-term PPA for electricity generated by Point Beach. To procure additional planning capacity, we purchase capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2023, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, we did not make any public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 5, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2023 as compared to 2022. We currently forecast retail natural gas delivery volumes to grow 0.7% in 2024, assuming normal weather.

2023 Form 10-K	9	Wisconsin Electric Power Company

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Customers – end of year
Residential	468.9	463.7	458.6
Commercial and industrial	41.3	40.5	40.2
Transportation	1.0	1.0	1.0
Total customers	511.2	505.2	499.8

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 22, Commitments and Contingencies.

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

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG and propane facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. We recently finished construction of an LNG facility that was placed into service in November 2023, which provides approximately one Bcf of natural gas supply. The use of LNG allows us to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 11.4 million therms for the 2023 through 2024 heating season. Our peak daily send-out during 2023 was 6.2 million therms on January 31, 2023.

Natural Gas Supply

Our natural gas supply requirements are met through a combination of fixed-price purchases, index-priced purchases, storage, peak-shaving facilities, and natural gas supply call options. We contract for fixed-term firm natural gas supply each year to meet the demand of firm system sales customers. To supplement natural gas supply and manage risk, we purchase additional natural gas supply on the monthly and daily spot markets.

2023 Form 10-K	10	Wisconsin Electric Power Company

Hedging Natural Gas Supply Prices

As part of our hedging programs, we further reduce our supply cost volatility through the use of a mix of financial instruments, such as NYMEX-based natural gas options and futures contracts. We have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand. This approval allows us to pass 100% of the hedging costs (premiums, brokerage fees and losses) and proceeds (gains) to customers through our GCRM.

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

Competition

We face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Electrification initiatives or mandates are being considered or proposed by local and state governments. In addition, all of our customers have the opportunity to choose a natural gas supplier other than us. We offer natural gas transportation services for customers that elect to purchase natural gas directly from a third-party supplier. We continue to earn distribution revenues from these transportation customers for their use of our distribution system to transport natural gas to their facilities. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs.

For more information on competition in our service territory, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

Environmental Goals

WEC Energy Group continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its utility systems. In 2022, we received approval from the PSCW for an RNG pilot associated with our natural gas distribution system.

2023 Form 10-K	11	Wisconsin Electric Power Company

C. REGULATION

In addition to the specific regulations noted below, we are also subject to various other regulations, which primarily consist of regulations, where applicable, of the EPA, the WDNR, and the Army Corps.

Rates

Our retail electric, natural gas, and steam rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2023		2022		2021
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$3,338.6	94.0%	$3,172.8	91.7%	$2,960.9	92.9%
FERC – Wholesale	214.9	6.0%	289.0	8.3%	227.7	7.1%
Total	3,553.5	100.0%	3,461.8	100.0%	3,188.6	100.0%

Natural Gas – Wisconsin	491.5	100.0%	608.5	100.0%	475.9	100.0%

Total utility operating revenues	$4,045.0		$4,070.3		$3,664.5

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 24, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2023.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
Electric, natural gas, and steam	PSCW	9.80%	53.0%

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2023 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

We file periodic requests with the PSCW for changes in retail rates. Our rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory

2023 Form 10-K	12	Wisconsin Electric Power Company

proceedings, see Note 24, Regulatory Environment. Orders from the PSCW can be viewed at https://psc.wi.gov/. The material and information contained on this website are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

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

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC-approved RTO, MISO operates an energy and ancillary services market and manages the flow of high-voltage electricity across the transmission system in its region. MISO is responsible for monitoring and ensuring equal access to the electric transmission system in its footprint.

In MISO, transmission costs are allocated in accordance with the MISO tariff, which is reviewed and approved by the FERC. Base transmission costs are paid by load-serving entities located in the service territories of each MISO transmission owner. Costs for new regional transmission projects are allocated to load-serving entities throughout the MISO footprint, while the costs for new generation interconnections are allocated to the interconnection customer.

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2023, through May 31, 2024. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our load resides, along with the MISO North region as a whole, had sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2023 and May 31, 2024.

We manage our electric generation portfolio to minimize our exposure within MISO’s annual capacity auction. This includes managing the retirement of existing generation resources and the addition of new generation resources to maintain a diversified portfolio to ensure we do not have a significant short position.

Other Electric Regulations

We are subject to the Federal Power Act and the corresponding regulations developed by certain federal agencies. Among other things, the Federal Power Act makes electric utility industry consolidation more feasible and authorizes the FERC to review proposed mergers and the acquisition of generation facilities. The FERC also oversees the Electric Reliability Organization, which establishes mandatory electric reliability standards and has the authority to levy monetary sanctions for failure to comply with these standards.

We are subject to Act 141 in Wisconsin which contains certain minimum requirements for renewable energy generation.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the PHMSA and the PSCW are responsible for monitoring and enforcing requirements governing our natural gas safety compliance programs for our pipelines under United States Department of Transportation regulations. These regulations include 49 CFR Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related

2023 Form 10-K	13	Wisconsin Electric Power Company

Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

We also continue to monitor the progress of the PHMSA’s proposed rulemaking titled "Gas Pipeline Leak Detection and Repair," which could have a significant impact on us. A final rule is expected to be released in 2024.

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

Anticipated expenditures for environmental compliance and certain remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements. For a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change, see Note 22, Commitments and Contingencies.

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

Workforce

As of December 31, 2023, we had 2,533 employees, including 1,955 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k)

2023 Form 10-K	14	Wisconsin Electric Power Company

savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

Diversity, Equity, and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2023, women and racial minorities represented approximately 25% and 19%, respectively, of our workforce. WEC Energy Group has a number of initiatives that promote diverse workforce contributions, educate employees about diversity, equity, and inclusion, and ensure its companies, including us, are attractive employers for persons of diverse backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

WEC Energy Group's Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for days away, restricted or transferred metrics, and measurable leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

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

2023 Form 10-K	15	Wisconsin Electric Power Company

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement WEC Energy Group's corporate strategy, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of debt securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, the outcome of which can be influenced by the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; and changes in the political, regulatory, or legislative environments. There is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

Changes in the local and national political, regulatory, and economic environment have had, and may in the future have, an adverse effect on regulatory decisions, which could impair our ability to recover costs historically collected from customers. These decisions, which may come from any level of government, may cause us to cancel or delay current or planned projects, to reduce or delay other planned capital expenditures, or to pay for investments or otherwise incur costs that we may not be able to recover through rates or otherwise.

We believe we have obtained the necessary permits, approvals, authorizations, certificates, and licenses for our existing operations, have complied in all material respects with all of their associated terms, and that our business is conducted in accordance with applicable laws. These permits, approvals, authorizations, certificates, and licenses may be revoked or modified by the agencies that granted them if facts develop that differ significantly from the facts assumed when they were issued. In addition, permits and other approvals and licenses are often granted for a term that is less than the expected life of the associated facility. Licenses and permits may require periodic renewal, which may result in additional requirements being imposed by the granting agency. In addition, existing regulations may be revised or reinterpreted by federal, state, and local agencies, or these agencies may adopt new laws and regulations that apply to us. We cannot predict the impact on our business and operating results of any such actions by these agencies.

If we are unable to recover costs of complying with regulations or other associated costs in customer rates in a timely manner, or if we are unable to obtain, renew, or comply with these governmental permits, approvals, authorizations, certificates, or licenses, our results of operations and financial condition could be materially and adversely affected.

2023 Form 10-K	16	Wisconsin Electric Power Company

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. The EPA has recently adopted and implemented (or is in the process of implementing) new environmental regulations, with more in the proposal process. These include regulations that govern the emission of NOx, ozone, fine particulates, and other air pollutants under the Clean Air Act through the NAAQS, climate change, NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, other air quality regulations, and water quality regulations. For example, the EPA finalized regulations under the CWA that govern cooling water intake structures at our power plants, revised again the effluent guidelines for steam electric generating plants, and along with the Army Corps, released a final rule revising the definition of WOTUS that may impact projects requiring federal permits. Several of these rules were challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

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

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired approximately 1,500 MWs of coal-fired generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, and plans to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities. We continue to evaluate the conversion of certain coal units to natural gas.

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

2023 Form 10-K	17	Wisconsin Electric Power Company

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and emission reduction goals.

There is significant attention to issues concerning climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions being taken by his administration. As a result, we expect the EPA and states to finalize and implement additional regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce or eliminate reliance on natural gas as an energy source. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

Costs associated with such legislation, regulation, and emission reduction goals could be significant within our electric and natural gas operations. GHG regulations that may be finalized in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could cause us to retire and replace units earlier than planned under the ESG Progress Plan, which could lead to a possible loss on abandonment and reduced revenues. In addition, our natural gas delivery system may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption.

In a movement toward electrification, certain states and municipalities near our service territory have passed legislation or are considering ordinances banning natural gas used in new construction in order to limit GHG emissions. There have also been efforts to restrict residential natural gas-fired appliances. Future local, statewide, or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, reduce the demand for natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery system, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could also reduce natural gas demand and revenues. The adoption of electrification initiatives and/or mandates could also result in an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon intensive technologies may not be fully realized.

WEC Energy Group has set goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050. WEC Energy Group also believes it will be in a position to eliminate coal as an energy source by the end of 2032.

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

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, and the ability of WEC Energy Group to execute its capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing or limiting the use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse

2023 Form 10-K	18	Wisconsin Electric Power Company

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. This is a new market that may require additional regulations and guidance from taxing authorities. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

Public health crises, including epidemics and pandemics, and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact WEC Energy Group's ability to implement its corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

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

2023 Form 10-K	19	Wisconsin Electric Power Company

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

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises, including epidemics and pandemics; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

Insurance, warranties, performance guarantees, or recovery through the regulatory process may not cover any or all of these lost revenues or increased expenses, which could adversely affect our results of operations and cash flows.

Our natural gas operations depend upon the availability of adequate interstate pipeline transportation capacity and natural gas.

We purchase almost all of our natural gas supply from interstate sources that must be transported to our service territory. Interstate pipeline companies transport the natural gas to our natural gas systems under firm service agreements that are designed to meet the requirements of our core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze-off of natural gas wells, terrorist or physical attacks, cyberattacks, other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections or regulations and laws enacted to address climate change or other environmental matters, could reduce the normal interstate supply of natural gas and thereby significantly disrupt our operations and/or reduce earnings.

Our operations are subject to various conditions that can result in fluctuations in energy sales to customers, including customer growth and general economic conditions in our service area, varying weather conditions, and energy conservation efforts.

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•Fluctuations in customer growth and general economic conditions in our service area. Customer growth and energy use can be negatively impacted by population declines as well as economic factors in our service territory, including workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. Our electric and natural gas operations are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
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
•Our customers' continued focus on energy conservation. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies, and could be further reduced by new building codes, DERs, energy storage technology, and private solar. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of

2023 Form 10-K	20	Wisconsin Electric Power Company

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

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territory. If climate changes occur that result in extreme temperatures in our service territory, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us incurring significant restoration costs and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have a regulatory mechanism in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as wind storms including derecho events, floods, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social, and governance concerns.

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

2023 Form 10-K	21	Wisconsin Electric Power Company

Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Protracted, expanding or escalating regional conflicts, including the conflicts in Ukraine, Israel, and parts of the Middle East, as well as strained relationships between the United States and other countries related to such conflicts, could further contribute to current domestic and global supply chain disruptions that are delaying the delivery, and in some cases resulting in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased as a result of these supply chain disruptions and may continue to increase in the future, as a result of inflation. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, LNG storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating facilities as part of WEC Energy Group's ESG Progress Plan and its goal to be net carbon neutral by 2050.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government tariffs, and other factors, could impact the timing of completion of our renewable projects. For example, the UFLPA's prohibition on imports of solar panels manufactured with certain silica-based products originating in Xinjiang, China, has delayed the release of solar panels to us for our renewables projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of public health crises, including epidemics and pandemics; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

Certain of these projects require the approval of the PSCW. If construction of PSCW-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, the PSCW may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value. In addition, the PSCW, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed.

We sometimes enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.

To the extent that delays occur, costs become unrecoverable, tax credits are lost or lose value, or we or third parties with whom we invest and/or partner otherwise become unable to effectively manage and complete capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

Our operations are subject to risks beyond our control, including but not limited to, cybersecurity intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information.

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access

2023 Form 10-K	22	Wisconsin Electric Power Company

due to physical or cybersecurity intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised. Cybersecurity attacks, including attacks targeting utility systems and other critical infrastructure may increase during periods of heightened or escalating geopolitical tensions.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which in turn control an interconnected network of generation, distribution, and transmission systems shared with third parties. A successful physical or cybersecurity intrusion may occur despite our security measures or those we require of our vendors, including compliance with reliability and critical infrastructure protection standards. Successful cybersecurity intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission, distribution, and LNG storage systems, could disrupt our operations and result in loss of service to customers. Attacks may come through ransomware, software updates or patches, or firmware that hackers can manipulate. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

Our continued efforts to integrate, consolidate, and streamline our operations with those of WEC Energy Group's other subsidiaries have also resulted in increased reliance on current and recently completed projects for technology systems. The failure to enhance existing information technology systems and implement new technology, could adversely affect our operations. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

Our business requires the collection and retention of personally identifiable information of our customers and employees, who expect that we will adequately protect such information. In some cases, we rely on third-party hosted services to support our business operations. Malicious actors may target these providers to disrupt the services they provide to us, or to use those third parties to attack us. Security breaches of our or our third-party service providers' systems may expose us to a risk of loss or misuse of confidential and proprietary information. A significant theft, loss, or fraudulent use of personally identifiable information may lead to potentially large costs to notify and protect the impacted persons, and/or could cause us to become subject to significant litigation, costs, liability, fines, or penalties, any of which could materially and adversely impact our results of operations as well as our reputation with customers and regulators, among others. In addition, we may be required to incur significant costs associated with governmental actions in response to such intrusions or to strengthen our information and electronic control systems. We may also need to obtain additional insurance coverage related to the threat of such intrusions.

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

2023 Form 10-K	23	Wisconsin Electric Power Company

cells, and related energy storage devices, have technologically improved and have become more cost competitive than they were in the past.

Recently enacted legislation, including the IRA and the Infrastructure Investment and Jobs Act, promotes the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies for self-supply of electricity by our customers and third parties. Increased use of technologies such as private solar and battery storage in our service territories could reduce our recovery of fixed costs, could result in customers leaving the electric distribution system, and could cause an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in us not being able to fully recover the costs and investment in generation. In December 2022, the PSCW issued a declaratory ruling finding that a third-party financed DER is not a “public utility” under Wisconsin law. Although the finding was limited to the specific facts and circumstances of the lease presented in that petition and is being appealed, similar findings or a broader policy position could have a material adverse impact on our business operations.

Federal and state regulations and other efforts designed to promote and expand the use of distributed generation technologies also incentivize modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

In addition, we cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

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

Inherent in natural gas distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Further, delays in the replacement of aging infrastructure may lead to increased costs and disruptions in operations that could also negatively impact our financial results.

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

2023 Form 10-K	24	Wisconsin Electric Power Company

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

We rely on access to credit and capital markets to support our capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities. In addition, we rely on a committed bank credit agreement as back-up liquidity, which allows us to access the low cost commercial paper markets. The availability of credit depends upon the ability of banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the credit agreement.

Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. Continued elevation of, or further increases in, interest rates may adversely affect our results of operations and our ability to earn our approved rate of return. High interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Political tensions, including civil unrest and election volatility;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks, including any policies that would limit or restrict funding for companies with fossil fuel-related investments;
•War or the threat of war; and
•The overall health and view of the utility and financial institution industries.

If any of these risks or uncertainties limit our access to the credit and capital markets or significantly increase our cost of capital, it could limit our ability to implement, or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, and financial condition.

2023 Form 10-K	25	Wisconsin Electric Power Company

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

Fluctuating commodity prices could negatively impact our operations.

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

2023 Form 10-K	26	Wisconsin Electric Power Company

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in Wisconsin could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. In addition, legislation or regulation that supports distributed energy technologies or that allows third party sales from such technologies could result in further competition. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

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

Volatility in the securities markets, interest rates, changes in assumptions, market conditions, and other factors may impact the performance of our benefit plan holdings and other investment funds.

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

2023 Form 10-K	27	Wisconsin Electric Power Company

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a wholly-owned subsidiary of WEC Energy Group, our cybersecurity-related risks are managed by WEC Energy Group's cybersecurity risk management program.

WEC Energy Group's Board of Directors is responsible for general oversight of the risk environment and associated management policies and practices of WEC Energy Group and its subsidiaries, including us. The WEC Energy Group Board of Directors has delegated to its AOC the responsibility for oversight of our major risk categories and exposures, including with respect to cybersecurity, and management's processes to monitor and control them. The AOC meets regularly throughout the year and receives and reviews various risk management reports about IT/OT cybersecurity, data security, and physical security risk management reports, and discusses these matters with appropriate management and other personnel. WEC Energy Group's CEO (who also serves as our CEO) and its CAO regularly report to the AOC and the WEC Energy Group Board of Directors about cybersecurity matters and risks as well as the adequacy and effectiveness of the cybersecurity risk management program.

To foster an enterprise-wide approach to risk management, WEC Energy Group has established an ERSC chaired by its CEO and comprised of a cross-functional group of senior leaders from across WEC Energy Group's organization. The ERSC regularly reviews key risk areas and oversees the development and implementation of effective compliance and risk management practices, including the use of internal and external audits. WEC Energy Group's Board of Directors and the AOC receive reports regarding the same. Governance of WEC Energy Group's cybersecurity risk management program is overseen by the ERSC, along with steering committees for information security, operational technology security, third-party vendor security controls, Sarbanes-Oxley security controls, and North American Electric Reliability Corporation Critical Infrastructure Protection compliance.

WEC Energy Group's CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. WEC Energy Group's CAO has 24 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in WEC Energy Group's IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. The Enterprise Security Director has over 26 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

Cybersecurity Risk Management Program

Our cybersecurity-related risks are managed through monitoring, defense and response tools, audits and assessments of the program’s effectiveness, industry collaboration, and employee training and awareness. WEC Energy Group's cybersecurity risk management program utilizes the cybersecurity framework and maturity models from the National Institute of Standards and Technology and the United States Department of Energy to continually assess its maturity. This includes regular internal security

2023 Form 10-K	28	Wisconsin Electric Power Company

audits and vulnerability assessments, as well as regular engagement with third-party security experts for external assessments of WEC Energy Group's security controls, including technical, physical, and social aspects. To better comprehend the scope and magnitude of any active threats to our industry and nation and their potential impact on our IT/OT systems, we communicate with other utility companies, government agencies, and other sectors of the economy concerning cybersecurity incidents. All employees are required to complete training annually regarding information security and acceptable use of corporate electronic resources. Annual role-based cybersecurity training as well as ongoing participation in a corporate phishing campaign program, is also required of employees and contractors. In addition, as part of the cybersecurity program, WEC Energy Group has established controls and procedures to assess the adequacy of controls in place at third-party vendors to protect corporate information, including restricted and confidential restricted information we provide to third-party vendors, their employees, or authorized agents. These third-party vendors are also subject to a background investigation prior to being granted physical or electronic access to the company's private property, or physical access to customer premises on behalf of the company.

As part of the cybersecurity program, WEC Energy Group has adopted a cybersecurity incident response plan (the “Plan”) designed to identify, evaluate, respond to, and resolve cybersecurity incidents impacting IT/OT systems. Pursuant to the terms of the Plan, WEC Energy Group has established a CSIRT Steering Committee which includes, among others, WEC Energy Group's Chief Financial Officer (who also serves as our Chief Financial Officer), CAO, and the Enterprise Security Director. The CSIRT Steering Committee is responsible for overseeing and implementing the Plan in the event of a cybersecurity threat or incident and provides updates regarding the status of the response to senior management, including WEC Energy Group's CEO, who provide updates and reports regarding cybersecurity incidents to the AOC and/or the WEC Energy Group Board of Directors at regularly scheduled meetings or more frequently, as needed.

In response to an identified cybersecurity incident, or as it deems appropriate, the CSIRT Steering Committee will assemble and oversee a CSIRT, comprised of appropriate personnel and subject matter experts depending on the scope and severity of the incident, relevant or impacted business units and entities, and type of information or systems potentially compromised by the cybersecurity incident. When assembled, the CSIRT is responsible for developing and implementing an overall response strategy to contain, control, and remediate the cybersecurity incident, including securing affected systems and/or information, mitigating harmful effects of the incident, preventing further compromises, and communicating information to affected parties, regulatory agencies and law enforcement, as necessary. The CSIRT may seek assistance from or engage external support providers including legal counsel, outside technology or forensic experts, investigation service providers, and others, as appropriate, to assist in the response to the incident, based on its nature and scope. Pursuant to the Plan and at the direction of WEC Energy Group's CAO, the Enterprise Security Director will conduct a post-incident remediation analysis and report findings to the CSIRT Steering Committee. The Plan is tested and reviewed at least annually.

We have been subject to attempted cybersecurity attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. For information about cybersecurity risks to our business, see Item 1A. Risk Factors and the risk factor titled "Our operations are subject to risks beyond our control, including but not limited to, cybersecurity intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information."

2023 Form 10-K	29	Wisconsin Electric Power Company

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

Electric Facilities

The following table summarizes information on generating assets we owned or leased from We Power as of December 31, 2023:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
PWGS	Port Washington, WI	Natural Gas	2	1,217
Concord	Watertown, WI	Natural Gas/Oil	4	365
Paris	Union Grove, WI	Natural Gas/Oil	4	361
VAPP	Milwaukee, WI	Natural Gas	2	275
Germantown	Germantown, WI	Natural Gas/Oil	5	263
Whitewater	Whitewater, WI	Natural Gas/Oil	1	121	(2)
West Riverside	Beloit, WI	Natural Gas	2	85	(2)
Weston	Rothschild, WI	Natural Gas	7	65	(2)
Total natural gas-fired plants			27	2,752
Coal-fired plants
OCPP	Oak Creek, WI	Coal	4	1,103	(5)
ERGS	Oak Creek, WI	Coal	2	1,082	(2)
Total coal-fired plants			6	2,185
Wind facilities
Glacier Hills	Cambria, WI	Wind	90	162
Blue Sky	Fond du Lac, WI	Wind	88	145
Montfort	Montfort, WI	Wind	20	30
Total wind facilities			198	337
Other renewable facilities
Badger Hollow II	Iowa County, WI	Solar	40	100	(2)
Hydro plants (13 in number)	WI and MI	Hydro	30	46	(3)
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	46	(4)
Total other renewable facilities			71	192
Total system			302	5,466

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2024 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own these facilities with various other unaffiliated entities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on its percent of ownership. See Note 9, Jointly Owned Utility Facilities, for more information

(3)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

(4)    We have a biomass power plant that uses wood waste and wood shavings to produce electric power as well as steam to support the paper mill's operations. Fuel for the power plant is supplied by both the paper mill and through contracts with biomass suppliers. The plant also has the ability to burn natural gas if wood waste and wood shavings are not available.

(5)    WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8.

2023 Form 10-K	30	Wisconsin Electric Power Company

As of December 31, 2023, we operated approximately 19,500 miles of overhead distribution lines and approximately 26,300 miles of underground distribution cable, as well as approximately 300 electric distribution substations and approximately 303,300 line transformers.

Natural Gas Facilities

At December 31, 2023, our natural gas properties were located in three distinct service areas including west and south of the City of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin, and consisted of the following:

•Approximately 9,600 miles of natural gas distribution mains,
•Approximately 425,700 natural gas lateral services,
•Approximately 30 gas distribution and transmission gate stations,
•A 1.0 Bcf LNG plant located in southern Wisconsin, and
•LNG storage plants with a total send-out capability of 170,000 Dth per day.

Our natural gas distribution and gas storage systems included distribution and transmission mains connected to the pipeline transmission systems of ANR Pipeline Company, DTE Gas Company, Enbridge Gas Inc., Great Lakes Transmission Company, Guardian Pipeline L.L.C., Natural Gas Pipeline Company of America, Northern Natural Gas Company, and Vector Pipeline. Our LNG storage plant converts and stores, in liquefied form, natural gas received during periods of low consumption.

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

Steam Facilities

As of December 31, 2023, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

ITEM 3. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 22, Commitments and Contingencies, and Note 24, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 22, Commitments and Contingencies, and Note 24, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2023 Form 10-K	31	Wisconsin Electric Power Company

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

Robert M. Garvin. Age 57.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WBS (a centralized service company of WEC Energy Group) – Executive Vice President - External Affairs since January 2019.

William J. Guc. Age 54.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 59.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Scott J. Lauber. Age 58.
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

Xia Liu. Age 54.
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

William Mastoris. Age 60.
•WBS (a centralized service company of WEC Energy Group) – Executive Vice President – Customer Service and Operations since December 2021. Vice President – Supply Chain and Fleet from January 2019 through November 2021. Director since November 2021.
•WE – Executive Vice President – Customer Service and Operations since December 2021. Director since November 2021.

Anthony L. Reese. Age 42.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.
•The Peoples Gas Light and Coke Company – Controller - Illinois from September 2015 to September 2019.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2023 Form 10-K	32	Wisconsin Electric Power Company

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock, as WEC Energy Group owns all of our outstanding common stock. See Note 11, Common Equity, for more information.

ITEM 6. RESERVED

2023 Form 10-K	33	Wisconsin Electric Power Company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are a wholly owned subsidiary of WEC Energy Group, and derive revenues from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 20, Segment Information, for more information on our reportable business segments.

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities, including us. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables and clean generation should better balance supply with demand, while maintaining reliable, affordable energy for our customers.

WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for its generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and WEC Energy Group believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirement of the Pleasant Prairie power plant. See Note 7, Regulatory Assets and Liabilities, for more information related to these power plant retirements. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8. See Note 8, Property, Plant, and Equipment, for more information related to the planned OCPP retirements.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

2023 Form 10-K	34	Wisconsin Electric Power Company

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, made by either us or WPS based on specific customer needs, including:

•1,125 MWs of combustion turbines;
•132 MWs of RICE natural gas-fueled generation; and
•the purchase of 100 MWs of additional capacity in West Riverside.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 28 Solar Now projects and currently have another one under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that we would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to our portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs.

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

In December 2023, WEC Energy Group started a pilot program with the Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. WEC Energy Group expects the full pilot to be completed in 2024.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

We constructed an LNG facility that was placed into commercial operation at the end of 2023. The facility will provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

Included in the WEC Energy Group capital plan, are our additional proposed LNG storage facilities providing approximately three Bcf of natural gas supply, which is needed to ensure gas supply for winter reliability.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

2023 Form 10-K	35	Wisconsin Electric Power Company

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our recent acquisitions. See Note 3, Disposition, for more information on a recent transaction.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2023 with the year ended December 31, 2022. For a similar discussion that compares our results for the year ended December 31, 2022 with the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

2023 Form 10-K	36	Wisconsin Electric Power Company

Consolidated Earnings

Our earnings for the year ended December 31, 2023 were $480.6 million, compared with $396.7 million for the year ended December 31, 2022. See below for additional information on the $83.9 million increase in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the years ended December 31, 2023 and 2022 was $1,022.2 million and $940.0 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Year Ended December 31
(in millions)	2023	2022	B (W)
Electric revenues	$3,553.5	$3,461.8	$91.7
Fuel and purchased power	1,178.9	1,274.0	95.1
Total electric margins	2,374.6	2,187.8	186.8

Natural gas revenues	491.5	608.5	(117.0)
Cost of natural gas sold	272.5	419.3	146.8
Total natural gas margins	219.0	189.2	29.8

Total electric and natural gas margins	2,593.6	2,377.0	216.6

Other operation and maintenance	931.1	831.7	(99.4)
Depreciation and amortization	525.0	479.7	(45.3)
Property and revenue taxes	115.3	125.6	10.3
Operating income	1,022.2	940.0	82.2

Other income, net	68.8	49.4	19.4
Interest expense	466.5	458.4	(8.1)
Income before income taxes	624.5	531.0	93.5

Income tax expense	142.7	133.1	(9.6)
Preferred stock dividend requirements	1.2	1.2	—
Net income attributed to common shareholder	$480.6	$396.7	$83.9

2023 Form 10-K	37	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$329.1	$357.7	$28.6
Transmission (1)	357.3	275.8	(81.5)
We Power (2)	141.4	108.1	(33.3)
Regulatory amortizations and other pass through expenses (3)	97.1	69.7	(27.4)
Earnings sharing mechanism (4)	5.6	—	(5.6)
Other	0.6	20.4	19.8
Total other operation and maintenance	$931.1	$831.7	$(99.4)

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2023 and 2022, $339.0 million and $340.0 million, respectively, of costs were billed to us by transmission providers.

During 2022, we amortized $62.0 million of the regulatory liability associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during 2022.

(2)    Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During 2023 and 2022, $124.5 million and $121.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

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

(4)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. See Note 24, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer class
Residential	7,791.0	8,099.8	(308.8)
Small commercial and industrial	8,545.1	8,655.9	(110.8)
Large commercial and industrial	6,475.1	6,655.9	(180.8)
Other	103.7	110.2	(6.5)
Total retail	22,914.9	23,521.8	(606.9)
Wholesale	542.3	857.5	(315.2)
Resale	5,638.2	3,618.7	2,019.5
Total sales in MWh	29,095.4	27,998.0	1,097.4

	Year Ended December 31
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer class
Residential	341.6	400.1	(58.5)
Commercial and industrial	200.8	224.9	(24.1)
Total retail	542.4	625.0	(82.6)
Transportation	231.7	324.2	(92.5)
Total sales in therms	774.1	949.2	(175.1)

2023 Form 10-K	38	Wisconsin Electric Power Company

	Year Ended December 31
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (6,509 Normal)	5,409	6,369	(15.1)%
Cooling (775 Normal)	876	944	(7.2)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $91.7 million during 2023, compared with 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. The remaining drivers of changes in electric revenues are described in the discussion of electric utility margins below.

Electric Utility Margins

Electric utility margins increased $186.8 million during 2023, compared with 2022. The significant factors impacting the higher electric utility margins were:

•A $245.2 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•A $15.7 million increase in margins during 2023, related to the expiration of a capacity purchase contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $49.5 million decrease in margins related to lower retail electric sales volumes, including steam operations, driven by the impact of unfavorable weather during 2023, compared with 2022. As measured by cooling degree days, 2023 was 7.2% cooler than 2022. As measured by heating degree days, 2023 was 15.1% warmer than 2022.

•A $13.2 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including us. The decrease in reactive power revenues is substantially offset by a decrease in transmission expense related to a deferral of these revenues as a component of our transmission escrow, as approved by the PSCW in June 2023 and discussed below.

•Lower margins of $8.0 million driven by the expiration of a wholesale contract in May 2022.

Natural Gas Revenues

Natural gas revenues decreased $117.0 million during 2023, compared with 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 29% during 2023, compared with 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $29.8 million during 2023, compared with 2022. The most significant factor impacting the higher natural gas utility margins was a $48.8 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $19.5 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022.

2023 Form 10-K	39	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $134.4 million during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•An $81.5 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $5.3 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed in electric margins above.

•A $45.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $33.3 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $27.4 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $23.4 million increase in other operating and maintenance related to our power plants, driven by increases to certain plant-related regulatory assets in 2022 as a result of the December 2022 Wisconsin rate order as well as operating costs associated with Whitewater, which we purchased in January 2023. These increases were partially offset by lower severance during 2023.

•A $5.6 million increase in expense related to the earnings sharing mechanism we have in place, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•A $21.6 million increase in pre-tax gains on the sale of land, primarily at the site of our former Pleasant Prairie power plant in 2023.

•A $19.8 million decrease in expense primarily related to lower commitments made in 2023 to fund our charitable foundation.

•A $10.3 million decrease in property and revenue taxes during 2023, compared with 2022.

•A $5.5 million decrease in expense related to environmental remediation and related studies.

•A $4.0 million decrease in expenses associated with the settlement of legal claims.

•A $3.9 million decrease in benefit costs, driven by lower stock-based compensation, partially offset by an increase in deferred compensation costs.

•A $3.7 million decrease in electric and natural gas distribution expenses, driven by lower costs to maintain the distribution system during 2023, compared with 2022.

Other Income, Net

Other income, net increased $19.4 million during 2023, compared with 2022, driven by higher AFUDC-Equity due to continued capital investment. See Note 25, Other Income, Net, for more information.

Interest Expense

Interest expense increased $8.1 million during 2023, compared with 2022, driven by the impact of higher long-term debt balances related to a $500.0 million issuance in September 2022, and higher short-term debt interest rates. The increase was partially offset

2023 Form 10-K	40	Wisconsin Electric Power Company

by higher AFUDC-Debt due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense increased $9.6 million during 2023, compared with 2022, primarily due to higher pre-tax income. This increase in income tax expense was partially offset by a $9.3 million increase in PTCs and a $4.7 million increase in income tax benefits associated with AFUDC-Equity, both driven by continued capital investment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2023 with the year ended December 31, 2022. For a similar discussion that compares our cash flows for the year ended December 31, 2022 with the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$939.1	$637.0	$302.1
Investing activities	(1,227.3)	(914.0)	(313.3)
Financing activities	248.0	321.7	(73.7)

Operating Activities

Net cash provided by operating activities increased $302.1 million during 2023, compared with 2022, driven by:

•A $441.7 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs related to the natural gas sold to our customers during 2023, compared with 2022, primarily driven by a decrease in the price of natural gas.

•A $79.7 million increase in cash from higher overall collections from customers during 2023, compared with 2022. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2023. See Note 24, Regulatory Environment, for more information, on our 2023 rate order.

These increases in net cash provided by operating activities were partially offset by:

•A $115.2 million decrease in cash driven by collateral paid to counterparties during 2023, compared with collateral received from counterparties during 2022, as well as realized losses on derivative instruments recognized during 2023, compared with realized gains recognized during 2022.

•A $73.5 million decrease in cash related to higher payments for other operation and maintenance expenses. During 2023, our payments were higher associated with previous commitments to charitable projects and operating and maintenance related to our electric generating units and those we lease from We Power.

2023 Form 10-K	41	Wisconsin Electric Power Company

•A $14.6 million decrease in cash from higher payments for interest, driven by the issuance of long-term debt in September 2022, and higher average short-term debt interest rates during 2023, compared with 2022.

•An $11.5 million decrease in cash related to higher payments for property and revenue taxes during 2023, compared with 2022, driven by the timing of payments for gross receipt taxes payable.

•An $11.1 million decrease in cash related to higher cash paid for income taxes, driven by higher taxable income during 2023, compared with 2022, partially offset by proceeds received in 2023 related to PTCs that were sold to a third party.

Investing Activities

Net cash used in investing activities increased $313.3 million during 2023, compared with 2022, driven by:

•A $164.2 million increase in cash paid for capital expenditures, which is discussed in more detail below.

•The acquisition of a 13.8% ownership interest in West Riverside in June 2023 for $95.3 million. See Note 2, Acquisitions, for more information.

•Insurance proceeds of $41.0 million received during 2022, for property damage related to the PSB water damage claim. See Note 8, Property, Plant, and Equipment, for more information.

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

These increases in net cash used in investing activities were partially offset by proceeds received of $24.3 million during 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant. See Note 3, Disposition, for more information.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2023	2022	Change in 2023 Over 2022
Capital expenditures	$1,094.6	$930.4	$164.2

The increase in cash paid for capital expenditures during 2023, compared with 2022, was driven by higher payments related to renewable energy projects, upgrades to our electric distribution system, and the construction of our LNG facility. These increases were partially offset by lower payments for capital expenditures related to our share of the natural gas-fired generation constructed at WPS's Weston power plant site.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities decreased $73.7 million during 2023, compared with 2022, driven by:

•A $500.0 million decrease in cash due to issuances of long-term debt during 2022. We did not issue any long-term debt during 2023.

•A $185.6 million decrease in cash due to $99.9 million of net repayments of commercial paper during 2023, compared with $85.7 million of net borrowings of commercial paper during 2022.

These decreases in net cash provided by financing activities were partially offset by:

•A $350.0 million increase in cash related to higher equity contributions received from our parent during 2023, compared with 2022, to balance our capital structure.

2023 Form 10-K	42	Wisconsin Electric Power Company

•A $260.0 million increase in cash due to lower dividends paid to our parent during 2023, compared with 2022, to balance our capital structure.

Significant Financing Activities

For more information on our financing activities, see Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. Our significant cash requirements are discussed in further detail below.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 22, Commitments and Contingencies.

(in millions)
2024	$1,740.0
2025	2,035.7
2026	2,235.5
Total	$6,011.2

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 150 MWs of solar generation and 82 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $452 million, with construction of the solar portion and battery storage expected to be completed in 2024 and 2025, respectively.

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

2023 Form 10-K	43	Wisconsin Electric Power Company

•In September 2023, WPS filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin. In October 2023, WPS filed for approval to assign the second option to purchase West Riverside to us. If approved, our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

•We plan to enhance fuel flexibility at the coal-fired ERGS units.

•In February 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation of this project. If approved, our share of the cost of this project is estimated to be approximately $480 million, with construction expected to be completed by the end of 2026. Approval for battery capacity at this project was also requested, which is not included in the current capital plan. We will continue to evaluate the timing, cost, and feasibility of the installation of batteries.

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

The construction of additional LNG facilities has been proposed as part of WEC Energy Group's 2024 -2028 capital plan, which includes us. The facilities would provide approximately four Bcf of natural gas supply (of which our portion is expected to be approximately three Bcf) and are expected to reduce the likelihood of constraints on the natural gas systems during the highest demand days of winter. The total cost of the four Bcf projects is estimated to be approximately $860 million.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2023:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$2,136.3	$139.9	$255.4	$243.2	$1,497.8

Common Stock Dividends

During the years ended December 31, 2023, 2022, and 2021, we paid common stock dividends of $370.0 million, $630.0 million, and $360.0 million, respectively, to the sole holder of our common stock, WEC Energy Group. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity, for more information related to these restrictions and our other common stock matters.

Other Significant Cash Requirements

Our utility operations have purchase obligations under various contracts for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. These costs are a significant component of funding our ongoing operations. See Note 22, Commitments and Contingencies, for more information, including our minimum future commitments related to these purchase obligations.

2023 Form 10-K	44	Wisconsin Electric Power Company

In addition to our energy-related purchase obligations, we have commitments for other costs incurred in the normal course of business, including costs related to information technology services, meter reading services, maintenance and other service agreements for certain generating facilities, and various engineering agreements. Our estimated future cash requirements related to these purchase obligations, excluding energy-related obligations, are reflected below.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$220.3	$104.5	$108.3	$7.3	$0.2

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to power purchase commitments and land leases for Badger Hollow II. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2024 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2023 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 10, Asset Retirement Obligations, Note 22, Commitments and Contingencies, and Note 16, Income Taxes, respectively.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 1(q), Guarantees, Note 13, Short-Term Debt and Lines of Credit, and Note 21, Variable Interest Entities, for more information.

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

The amount, type, and timing of any financings in 2024, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation.

The issuance of our securities is subject to the approval of the PSCW. Additionally, with respect to the public offering of securities, we file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities

2023 Form 10-K	45	Wisconsin Electric Power Company

authorized by the PSCW, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

At December 31, 2023, our current liabilities exceeded our current assets by $279.6 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facility and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2023, these trusts had investments of approximately $1.1 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At December 31, 2023, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at December 31, 2023, we could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Competitive Markets

Electric Utility Industry

The FERC supports large RTOs, which directly impacts the structure of the wholesale electric market. Due to the FERC's support of RTOs, MISO uses the MISO Energy Markets to carry out its operations, including the use of LMPs to value electric transmission congestion and losses. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us.

2023 Form 10-K	46	Wisconsin Electric Power Company

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

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

We account for our regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by the PSCW and the FERC. See Item 1. Business – C. Regulation for more information on these commissions. See Note 24, Regulatory Environment, for additional information regarding recent rate proceedings and orders.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by our regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 7, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

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

2023 Form 10-K	47	Wisconsin Electric Power Company

action by the PSCW. The WUA has filed an appeal which is pending consideration by the circuit court. The second petition was denied. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (Antidumping and Countervailing Duties) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. After investigation, in December 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China.

In August 2023, the DOC issued its final decision, substantially affirming its preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. In December 2023, two U.S. solar manufacturers filed a challenge to this moratorium in the United States Court of International Trade.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under this new IRA transferability option, we entered into a sales agreement in September 2023 to sell substantially all of our 2023 PTCs to a third party. See Note 1(n), Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA,

2023 Form 10-K	48	Wisconsin Electric Power Company

we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

Environmental Matters

See Note 22, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

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

Embedded within our rates are amounts to recover fuel, natural gas, and purchased power costs. We have recovery mechanisms in place that generally allow us to recover or refund all or a portion of the changes in prudently incurred fuel, natural gas, and purchased power costs from rate case-approved amounts. See Item 1. Business – C. Regulation for more information on these mechanisms.

Higher commodity costs can increase our working capital requirements, result in higher gross receipts taxes, and lead to increased energy efficiency investments by our customers to reduce utility usage and/or fuel substitution. Higher commodity costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. See Note 6, Credit Losses, for more information on our mechanism that allows for cost recovery or refund of uncollectible expense.

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2023 and 2022, as measured by degree days, may be found in Results of Operations.

Interest Rates

We are exposed to interest rate risk resulting from our short-term borrowings and projected near-term debt financing needs. We manage exposure to interest rate risk by limiting the amount of our variable rate obligations and continually monitoring the effects of market changes on interest rates. When it is advantageous to do so, we enter into long-term fixed rate debt.

Based on our variable rate debt outstanding at December 31, 2023 and 2022, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $3.6 million and $4.6 million in 2023 and 2022, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by

2023 Form 10-K	49	Wisconsin Electric Power Company

the investment returns on trust fund assets. The financial risks associated with investment returns are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024, as required by the December 2022 rate order issued by the PSCW. See Note 24, Regulatory Environment, for more information on our 2023 and 2024 rates.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2023	Expected Return on Assets in 2024
Pension trust funds	$932.2	6.50%
OPEB trust funds	$172.8	6.50%

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan, which includes us. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

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

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our operations.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

2023 Form 10-K	50	Wisconsin Electric Power Company

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

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. See Note 7, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

Long-Lived Assets

In accordance with ASC 980-360, Regulated Operations – Property, Plant, and Equipment, we periodically assess the recoverability of certain long-lived assets when events or changes in circumstances indicate that the carrying amount of those long-lived assets may not be recoverable. Examples of events or changes in circumstances include, but are not limited to, a significant decrease in the market price, a significant change in use, a regulatory decision related to recovery of assets from customers, adverse legal factors or a change in business climate, operating or cash flow losses, or an expectation that the asset might be sold or abandoned. See Note 1(j), Asset Impairment, for our policy on accounting for abandonments and recently completed plant subject to disallowance.

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

See Note 8, Property, Plant, and Equipment, for more information on our generating units probable of being retired. See Note 7, Regulatory Assets and Liabilities, and Note 24, Regulatory Environment, for more information on our retired generating units, including various approvals we received from the FERC and the PSCW.

Pension and Other Postretirement Employee Benefits

The costs of providing non-contributory defined pension benefits and OPEB, described in Note 19, Employee Benefits, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

2023 Form 10-K	51	Wisconsin Electric Power Company

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

Pension and OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods. Changes in benefit costs are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024, as required by the December 2022 rate order issued by the PSCW. See Note 24, Regulatory Environment, for more information on our 2023 and 2024 rates.

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2023 Pension Cost
Discount rate	(0.5)	$34.2	$2.3
Discount rate	0.5	(32.9)	(1.8)
Rate of return on plan assets	(0.5)	N/A	5.0
Rate of return on plan assets	0.5	N/A	(5.0)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2023 Postretirement Benefit Cost
Discount rate	(0.5)	$8.7	$1.1
Discount rate	0.5	(8.2)	(1.0)
Health care cost trend rate	(0.5)	(4.0)	(0.9)
Health care cost trend rate	0.5	4.6	1.1
Rate of return on plan assets	(0.5)	N/A	1.0
Rate of return on plan assets	0.5	N/A	(1.0)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.50% in 2023 and 6.75% in 2022 and 2021. The actual rate of return on pension plan assets, net of fees, was 8.09%, (11.36)%, and 8.82% in 2023, 2022, and 2021, respectively.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered. For more information on health care cost trend rates and a table showing future payments that we expect to make for our pension and OPEB, see Note 19, Employee Benefits.

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

2023 Form 10-K	52	Wisconsin Electric Power Company

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $176.1 million and $201.5 million as of December 31, 2023 and 2022, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred income tax assets. The assumptions involved are supported by historical data, reasonable projections, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Significant changes in these assumptions could have a material impact on our financial condition and results of operations. See Note 1(n), Income Taxes, and Note 16, Income Taxes, for a discussion of accounting for income taxes.

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

We expect our 2024 annual effective tax rate to be between 21.5% and 22.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2023 Form 10-K	53	Wisconsin Electric Power Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Wisconsin Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Electric Power Company and subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities - Impact of rate regulation on financial statements — Refer to Notes 7 and 24 to the financial statements

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

2023 Form 10-K	54	Wisconsin Electric Power Company

Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered through rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the Company’s regulators. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and/or (2) a refund to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the identification of costs recorded as regulatory assets and liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We inquired of Company management and independently obtained and read: (1) relevant regulatory orders issued by the Commissions for the Company, (2) Company filings with the Commissions, (3) filings made by intervenors and (4) other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. To assess completeness, we evaluated the information obtained and compared it to management’s recorded regulatory asset and liability balances.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 22, 2024

We have served as the Company's auditor since 2002.

2023 Form 10-K	55	Wisconsin Electric Power Company

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2023	2022	2021
Operating revenues	$4,045.0	$4,070.3	$3,664.5

Operating expenses
Cost of sales	1,451.4	1,693.3	1,341.1
Other operation and maintenance	931.1	831.7	898.4
Depreciation and amortization	525.0	479.7	457.9
Property and revenue taxes	115.3	125.6	98.4
Total operating expenses	3,022.8	3,130.3	2,795.8

Operating income	1,022.2	940.0	868.7

Other income, net	68.8	49.4	32.1
Interest expense	466.5	458.4	460.3
Other expense	(397.7)	(409.0)	(428.2)

Income before income taxes	624.5	531.0	440.5
Income tax expense	142.7	133.1	58.1
Net income	481.8	397.9	382.4

Preferred stock dividend requirements	1.2	1.2	1.2
Net income attributed to common shareholder	$480.6	$396.7	$381.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	56	Wisconsin Electric Power Company

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$6.1	$6.1
Accounts receivable and unbilled revenues, net of reserves of $44.5 and $49.7, respectively	573.0	582.6
Accounts receivable from related parties	143.9	113.2
Materials, supplies, and inventories	310.6	292.9
Prepaid taxes	112.7	113.1
Other prepayments	26.7	25.6
Other	32.3	73.8
Current assets	1,205.3	1,207.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,779.2 and $5,450.3, respectively	11,585.5	10,718.6
Regulatory assets (December 31, 2023 and December 31, 2022 include $85.9 and $92.4, respectively, related to WEPCo Environmental Trust)	2,860.7	2,817.5
Pension and OPEB assets	71.0	143.3
Other	118.9	133.5
Long-term assets	14,636.1	13,812.9
Total assets	$15,841.4	$15,020.2

Liabilities and Equity
Current liabilities
Short-term debt	$360.8	$460.7
Current portion of long-term debt (December 31, 2023 and December 31, 2022 include $9.0 and $8.9, respectively, related to WEPCo Environmental Trust)	309.0	8.9
Current portion of finance lease obligations	87.8	112.3
Accounts payable	332.1	400.5
Accounts payable to related parties	193.8	179.4
Other	201.4	210.5
Current liabilities	1,484.9	1,372.3

Long-term liabilities
Long-term debt (December 31, 2023 and December 31, 2022 include $85.3 and $94.1, respectively, related to WEPCo Environmental Trust)	3,045.4	3,351.5
Finance lease obligations	2,752.2	2,702.3
Deferred income taxes	1,513.5	1,467.3
Regulatory liabilities	1,631.4	1,637.4
Other	330.5	322.2
Long-term liabilities	9,273.0	9,480.7

Commitments and contingencies (Note 22)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,552.4	1,746.8
Retained earnings	2,167.8	2,057.1
Common shareholder's equity	5,053.1	4,136.8

Preferred stock	30.4	30.4
Total liabilities and equity	$15,841.4	$15,020.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	57	Wisconsin Electric Power Company

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2023	2022	2021
Operating activities
Net income	$481.8	$397.9	$382.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	525.0	479.7	457.9
Deferred income taxes and ITCs, net	20.7	54.6	(26.4)
Net change in transmission regulatory asset and liability	18.4	(64.2)	2.7
Change in –
Accounts receivable and unbilled revenues, net	(4.6)	(69.8)	(68.4)
Materials, supplies, and inventories	(12.8)	(46.5)	(26.9)
Collateral on deposit	20.0	(40.9)	0.8
Other current assets	(4.8)	(16.1)	(0.9)
Accounts payable	(41.3)	14.5	85.5
Other current liabilities	(8.2)	28.8	(6.9)
Other, net	(55.1)	(101.0)	2.4
Net cash provided by operating activities	939.1	637.0	802.2

Investing activities
Capital expenditures	(1,094.6)	(930.4)	(813.3)
Acquisition of Whitewater	(38.0)	—	—
Acquisition of West Riverside	(95.3)	—	—
Proceeds from the sale of assets	24.3	1.6	1.4
Payments for ATC's construction costs that will be reimbursed	(16.5)	(19.2)	(2.6)
Proceeds from assets transferred to affiliates	—	—	10.7
Insurance proceeds received for property damage	0.5	41.0	—
Other, net	(7.7)	(7.0)	5.8
Net cash used in investing activities	(1,227.3)	(914.0)	(798.0)

Financing activities
Change in short-term debt	(99.9)	85.7	83.0
Issuance of long-term debt	—	500.0	418.8
Retirement of long-term debt	(8.9)	(8.8)	(304.1)
Payments for finance lease obligations	(77.0)	(73.6)	(67.5)
Equity contribution from parent	805.0	455.0	230.0
Payment of dividends to parent	(370.0)	(630.0)	(360.0)
Other, net	(1.2)	(6.6)	(8.6)
Net cash provided by (used in) financing activities	248.0	321.7	(8.4)

Net change in cash, cash equivalents, and restricted cash	(40.2)	44.7	(4.2)
Cash, cash equivalents, and restricted cash at beginning of year	47.7	3.0	7.2
Cash, cash equivalents, and restricted cash at end of year	$7.5	$47.7	$3.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	58	Wisconsin Electric Power Company

E. CONSOLIDATED STATEMENTS OF EQUITY

	Wisconsin Electric Power Company Common Shareholder's Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
(in millions)
Balance at December 31, 2020	$332.9	$1,060.1	$2,269.2	$3,662.2	$30.4	$3,692.6
Net income attributed to common shareholder	—	—	381.2	381.2	—	381.2
Payment of dividends to parent	—	—	(360.0)	(360.0)	—	(360.0)
Equity contribution from parent	—	230.0	—	230.0	—	230.0
Stock-based compensation and other	—	0.8	0.1	0.9	—	0.9
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	396.7	396.7	—	396.7
Payment of dividends to parent	—	—	(630.0)	(630.0)	—	(630.0)
Equity contribution from parent	—	455.0	—	455.0	—	455.0
Stock-based compensation and other	—	0.9	(0.1)	0.8	—	0.8
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	480.6	480.6	—	480.6
Payment of dividends to parent	—	—	(370.0)	(370.0)	—	(370.0)
Equity contribution from parent	—	805.0	—	805.0	—	805.0
Stock-based compensation and other	—	0.6	0.1	0.7	—	0.7
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	59	Wisconsin Electric Power Company

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

These financial statements reflect our proportionate interests in certain jointly owned utility facilities. See Note 9, Jointly Owned Utility Facilities, for more information.

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

(d) Operating Revenues—The following discussion includes our significant accounting policies related to operating revenues. For additional required disclosures on disaggregation of operating revenues, see Note 5, Operating Revenues.

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

2023 Form 10-K	60	Wisconsin Electric Power Company

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

The transaction price of the performance obligations for wholesale customers is valued using the rates, charges, terms, and conditions of service, which have been approved by the FERC. These wholesale rates include recovery of fuel and purchased power costs from customers on a one-for-one basis. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility’s costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual current-year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

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

Natural Gas Utility Operating Revenues

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under our tariffs. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. In Wisconsin, our customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

The transaction price of the performance obligations for our natural gas customers is valued using the rates, charges, terms, and conditions of service included in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on natural gas delivered each month.

Our tariffs include various rate mechanisms that allow us to recover or refund changes in prudently incurred costs from rate case-approved amounts. Our rates include a one-for-one recovery mechanism for natural gas commodity costs. Under normal circumstances, we defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year. However, as a result of the extreme weather in the Midwest in February 2021, the cost of gas purchased for our natural gas customers was temporarily driven significantly higher than our normal winter weather expectations. See Note 24, Regulatory Environment, for more information on the recovery of these high natural gas costs.

In addition, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

2023 Form 10-K	61	Wisconsin Electric Power Company

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

(e) Credit Losses—The following discussion includes our significant accounting policies related to credit losses. For additional required disclosures on credit losses, see Note 6, Credit Losses.

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2023 and 2022.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2023	2022
Materials and supplies	$186.6	$150.6
Fossil fuel	74.5	62.7
Natural gas in storage	49.5	79.6
Total	$310.6	$292.9

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

2023 Form 10-K	62	Wisconsin Electric Power Company

assets represent deferred costs probable of recovery from customers that would have otherwise been charged to expense. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or future costs already collected from customers in rates.

The recovery or refund of regulatory assets and liabilities is based on specific periods determined by our regulators or occurs over the normal operating period of the related assets and liabilities. If a previously recorded regulatory asset is no longer probable of recovery, the regulatory asset is reduced to the amount considered probable of recovery, and the reduction is charged to expense in the current period. See Note 7, Regulatory Assets and Liabilities, for more information.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 3.03%, 3.06%, and 3.09% in 2023, 2022, and 2021, respectively.

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

See Note 8, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC-Debt) used during plant construction, and a return on shareholders' capital (AFUDC-Equity) used for construction purposes. AFUDC-Debt is recorded as a reduction of interest expense, and AFUDC-Equity is recorded in other income, net.

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 8.45%, 8.68%, and 8.68% for 2023, 2022, and 2021, respectively. Our average AFUDC wholesale rates were 6.70%, 5.35%, and 1.79% for 2023, 2022, and 2021, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2023	2022	2021
AFUDC-Debt	$13.0	$6.9	$2.9
AFUDC-Equity	41.0	18.8	7.9

(j) Asset Impairment—Intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. At December 31, 2023 and 2022, we had $12.1 million and $9.1 million, respectively, of indefinite-lived intangible assets consisting of spectrum frequencies purchased in 2022 and 2023. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2023 and 2022.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows

2023 Form 10-K	63	Wisconsin Electric Power Company

expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset over its fair value.

We assess the likelihood of a disallowance of part of the cost of recently completed plant by considering factors such as applicable regulatory environment changes, our own recent rate orders, as well as recent rate orders of other regulated entities in similar jurisdictions. When it becomes probable that part of the cost of recently completed plant will be disallowed for rate-making purposes, we assess whether a reasonable estimate of the amount of the disallowance can be made. The estimated amount of the probable disallowance will then be deducted from the reported cost of the plant and recognized as an impairment loss.

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets the applicable criteria to be considered probable of abandonment, and the unit has been abandoned, we assess the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining net book value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers, using an incremental borrowing rate. See Note 7, Regulatory Assets and Liabilities, and Note 8, Property, Plant, and Equipment, for more information.

(k) Asset Retirement Obligations—We recognize, at fair value, legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of the assets. An ARO liability is recorded, when incurred, for these obligations as long as the fair value can be reasonably estimated, even if the timing or method of settling the obligation is unknown. The associated retirement costs are capitalized as part of the related long-lived asset and are depreciated over the useful life of the asset. The ARO liabilities are accreted each period using the credit-adjusted risk-free interest rates associated with the expected settlement dates of the AROs. These rates are determined when the obligations are incurred. Subsequent changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the associated capitalized retirement costs. We recognize regulatory assets or liabilities for the timing differences between when we recover an ARO in rates and when we recognize the associated retirement costs. See Note 10, Asset Retirement Obligations, for more information.

(l) Stock-Based Compensation—Our employees participate in the WEC Energy Group stock-based compensation plans. In accordance with the Omnibus Stock Incentive Plan, WEC Energy Group provides long-term incentives through its equity interests to its non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in WEC Energy Group common stock, cash, or a combination thereof. In addition to those shares of WEC Energy Group common stock that were subject to awards outstanding as of May 6, 2021, when the plan was last approved by shareholders, 9.0 million shares of WEC Energy Group common stock were reserved for issuance under the plan.

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

2023 Form 10-K	64	Wisconsin Electric Power Company

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2023	2022	2021
Stock options granted	30,495	51,511	60,108

Estimated weighted-average fair value per stock option	$19.58	$14.71	$13.20

Assumptions used to value the options:
Risk-free interest rate	3.8% – 4.8%	0.2% – 1.6%	0.1% – 0.9%
Dividend yield	3.2%	3.2%	2.9%
Expected volatility	22.0%	21.0%	21.0%
Expected life (years)	8.3	8.7	8.7

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

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023 and 2024. The ultimate number of units awarded will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

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

2023 Form 10-K	65	Wisconsin Electric Power Company

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

See Note 15, Leases, for more information.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, WEC Energy Group entered into an agreement to sell substantially all of our 2023 PTCs to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We will also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

See Note 16, Income Taxes, for more information.

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

2023 Form 10-K	66	Wisconsin Electric Power Company

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

See Note 17, Fair Value Measurements, for more information.

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

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets. See Note 18, Derivative Instruments, for more information.

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2023, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

(r) Employee Benefits—The costs of pension and OPEB plans are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for our net periodic benefit cost calculated under GAAP. See Note 19, Employee Benefits, for more information.

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

(t) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including CCR

2023 Form 10-K	67	Wisconsin Electric Power Company

landfills and manufactured gas plant sites. See Note 10, Asset Retirement Obligations, for more information regarding CCR landfills and Note 22, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

We review our estimated costs of remediation annually for our manufactured gas plant sites and CCR landfills. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2023. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2023.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Our investment was $95.3 million. In addition, WPS filed a request with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, in October 2023, WPS filed for approval to assign its ownership interest pursuant to this second option to us. If these approvals are obtained, our incremental share of this investment is expected to be approximately $100 million, with the transaction expected to close in 2024.

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

2023 Form 10-K	68	Wisconsin Electric Power Company

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

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2023	December 31, 2022
Accounts receivable
Services provided to ATC	$0.9	$0.7
Amounts due from ATC for transmission infrastructure upgrades (1)	39.5	23.3
Accounts payable
Services received from ATC	36.7	20.0

(1)     The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

2023 Form 10-K	69	Wisconsin Electric Power Company

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2023	2022	2021
Transactions with WPS
Natural gas related purchases from WPS (1)	$1.3	$3.3	$2.9
Charges to WPS for services and other items (2)	16.2	13.3	11.8
Charges from WPS for services and other items (2)	11.3	10.7	9.4
Transactions with WG
Natural gas related purchases from WG (1)	19.7	6.2	5.9
Natural gas related sales to WG (1)	0.3	1.3	0.3
Charges to WG for services and other items (2)	38.3	39.5	40.4
Charges from WG for services and other items (2)	27.9	29.8	29.7
Transactions with UMERC
Charges to UMERC for services and other items (2)	11.8	13.7	10.5
Charges from UMERC for services and other items (2)	2.0	1.2	1.2
Transactions with Bluewater
Charges from Bluewater for storage service fees (3)	17.2	14.8	13.6
Charges from Bluewater for other operating fees (3)	4.1	3.3	1.4
Natural gas related sales to Bluewater (1)	2.8	2.7	2.6
Charges to Bluewater for services and other items (2)	2.7	2.7	3.0
Transactions with We Power
Lease payments and other lease-related charges from We Power (4)	422.0	412.6	406.0
Charges to We Power for services and other items (2)	7.8	4.2	6.7
Transactions with WBS
Charges to WBS for services and other items (2)	41.1	49.5	67.8	(5)
Charges from WBS for services and other items (2)	113.3	123.1	123.8
Transactions with ATC
Charges to ATC for services and construction	8.1	9.3	14.9
Charges from ATC for network transmission services	248.8	239.3	240.4
Net refund (payment) from (to) ATC related to FERC ROE orders	—	(0.1)	5.1

(1)    Includes amounts related to the purchase or sale of natural gas and/or pipeline capacity.

(2)    Includes amounts charged for services, pass through costs, asset and liability transfers, and other items in accordance with the approved AIA.

(3)    We have a long-term service agreement with a wholly owned subsidiary of Bluewater that was previously approved by the PSCW. Bluewater owns natural gas storage facilities in Michigan and provides a portion of our current storage needs.

(4)    We make lease payments to We Power for PWGS Units 1 and 2 and ERGS Units 1 and 2. See Note 15, Leases, for more information.

(5)     Includes $11.3 million for the transfer of certain software assets to WBS.

2023 Form 10-K	70	Wisconsin Electric Power Company

NOTE 5—OPERATING REVENUES

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

	Year Ended December 31
(in millions)	2023	2022	2021
Wisconsin Electric Power Company
Electric utility	$3,540.2	$3,448.7	$3,171.6
Natural gas utility	489.8	606.8	474.2
Total revenues from contracts with customers	4,030.0	4,055.5	3,645.8
Other operating revenues	15.0	14.8	18.7
Total operating revenues	$4,045.0	$4,070.3	$3,664.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2023	2022	2021
Residential	$1,480.6	$1,376.3	$1,306.2
Small commercial and industrial	1,177.2	1,095.0	1,019.7
Large commercial and industrial	616.0	629.1	568.6
Other	21.1	20.4	20.2
Total retail revenues	3,294.9	3,120.8	2,914.7
Wholesale	40.9	58.4	71.0
Resale	173.7	224.3	148.2
Steam	25.2	28.4	28.7
Other utility revenues	5.5	16.8	9.0
Total electric utility operating revenues	$3,540.2	$3,448.7	$3,171.6

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2023	2022	2021
Residential	$323.3	$397.8	$309.1
Commercial and industrial	148.2	193.7	141.9
Total retail revenues	471.5	591.5	451.0
Transportation	21.6	17.8	17.3
Other utility revenues (1)	(3.3)	(2.5)	5.9
Total natural gas utility operating revenues	$489.8	$606.8	$474.2

(1)    Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

2023 Form 10-K	71	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2023	2022	2021
Late payment charges	$12.2	$12.1	$13.3
Rental revenues	2.5	2.5	3.0
Alternative revenues	0.3	0.2	2.4
Total other operating revenues	$15.0	$14.8	$18.7

NOTE 6—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2023	December 31, 2022
Accounts receivable and unbilled revenues	$617.5	$632.3
Allowance for credit losses	44.5	49.7
Accounts receivable and unbilled revenues, net (1)	$573.0	$582.6

Total accounts receivable, net – past due greater than 90 days (1)	$37.2	$35.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.1%	97.5%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2023, $342.5 million, or 59.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Year Ended December 31
(in millions)	2023	2022	2021
Balance at January 1	$49.7	$51.4	$59.3
Provision for credit losses	23.8	27.3	24.8
Provision for credit losses deferred for future recovery or refund	45.7	34.0	(0.3)
Write-offs charged against the allowance	(94.1)	(83.4)	(47.6)
Recoveries of amounts previously written off	19.4	20.4	15.2
Balance at December 31	$44.5	$49.7	$51.4

The allowance for credit losses decreased during the year ended December 31, 2023, primarily related to lower customer energy costs (driven by the warmer weather during the fourth quarter of 2023 when compared to the same quarter in 2022 and lower natural gas prices), which contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses. Customer write-offs also contributed to the decrease in the allowance for credit losses. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

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

2023 Form 10-K	72	Wisconsin Electric Power Company

NOTE 7—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2023	2022	See Note
Regulatory assets (1) (2)
Finance leases	$1,109.7	$1,072.0	15
Plant retirement related items	595.5	632.7
Income tax related items	373.1	382.1	16
Pension and OPEB costs (3)	348.9	337.2	19, 24
SSR (4)	113.2	123.5
Securitization	85.9	92.4	21
Uncollectible expense	62.1	16.4	6
Derivatives	45.2	40.3	1(p)
AROs	41.2	41.1	1(k), 10
Energy efficiency programs (5)	23.3	17.7
We Power generation (6)	4.7	21.6
Other, net	57.9	40.5
Total regulatory assets	$2,860.7	$2,817.5

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $16.5 million and $14.7 million at December 31, 2023 and 2022, respectively.

(2)    As of December 31, 2023, we had $1.9 million of regulatory assets not earning a return, $4.7 million of regulatory assets earning a return based on short-term interest rates, and $129.7 million of regulatory assets earning a return based on long-term interest rates. The regulatory assets not earning a return relate to certain environmental remediation costs. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

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

(5)    Represents amounts recoverable from customers related to programs designed to meet energy efficiency standards.

(6)    Represents amounts recoverable from customers related to our costs of the generating units leased from We Power, including subsequent capital additions.

2023 Form 10-K	73	Wisconsin Electric Power Company

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2023	2022	See Note
Regulatory liabilities
Removal costs (1)	$758.9	$718.1
Income tax related items	683.5	716.1	16
Pension and OPEB benefits (2)	124.0	144.4	19, 24
Electric transmission costs (3)	23.9	0.2
Energy efficiency programs (4)	10.6	1.0
Derivatives	4.5	39.1	1(p)
Other, net	31.3	19.9
Total regulatory liabilities	$1,636.7	$1,638.8

Balance sheet presentation
Other current liabilities	$5.3	$1.4
Regulatory liabilities	1,631.4	1,637.4
Total regulatory liabilities	$1,636.7	$1,638.8

(1)    Represents amounts collected from customers to cover the future cost of property, plant, and equipment removals that are not legally required. Legal obligations related to the removal of property, plant, and equipment are recorded as AROs. See Note 10, Asset Retirement Obligations, for more information on our legal obligations.

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

(4)    Represents amounts refundable to customers related to programs designed to meet energy efficiency standards.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $542.4 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $16.4 million as of December 31, 2023. The net amount of $526.0 million was classified as a regulatory asset on our balance sheet at December 31, 2023 due to the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $147.8 million related to the retired Pleasant Prairie power plant. Pursuant to our rate order issued by the PSCW in December 2019, we will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

We received approval from the PSCW in December 2019 to collect a full return of the net book value of the Pleasant Prairie power plant and a return on all but $100 million of the net book value. During May 2021, we securitized the remaining $100 million of the Pleasant Prairie power plant's book value, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees, in accordance with a written order issued by the PSCW in November 2020. See Note 21, Variable Interest Entities, for more information on this securitization.

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019, and the plant was reclassified to a regulatory asset on our balance sheets. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. On our balance sheet, the net book value of the PIPP was $141.2 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to our unrecovered balance of these units were $4.8 million, resulting in a net amount of $136.4 million at December 31, 2023. This regulatory asset does not

2023 Form 10-K	74	Wisconsin Electric Power Company

include certain other previously recorded deferred tax liabilities of $38.5 million related to the retired PIPP. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on our share of the net book value of the PIPP, and as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the net book value.

NOTE 8—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2023	2022
Electric – generation	$2,721.3	$2,200.0
Electric – distribution	6,116.7	5,822.4
Natural gas – distribution, storage, and transmission	2,059.4	1,757.0
Property, plant, and equipment to be retired	783.7	812.5
Other	1,087.0	1,044.9
Less: Accumulated depreciation	3,530.3	3,213.4
Net	9,237.8	8,423.4
CWIP	624.7	556.1
Net utility and non-utility property, plant, and equipment	9,862.5	8,979.5

Property under finance leases	3,206.8	3,248.8
Less: Accumulated amortization	1,483.8	1,509.7
Net leased facilities	1,723.0	1,739.1

Total property, plant, and equipment	$11,585.5	$10,718.6

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2023	2022	2021
Severance liability at January 1	$13.5	$3.3	$0.7
Severance expense	1.6	10.2	3.0
Severance payments	—	—	(0.4)
Total severance liability at December 31	$15.1	$13.5	$3.3

Plant to be Retired

Oak Creek Power Plant Units 5-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 5-8 became probable. In early 2023, we received additional approvals for electric generation facilities, including Koshkonong and 100 MWs of West Riverside. See Note 2, Acquisitions, for more information on the West Riverside acquisition, which was completed in June 2023. OCPP Units 5 and 6 are expected to be retired by May 2024, while OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of OCPP Units 5-8 was $783.7 million at December 31, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building and Steam Tunnel Assets

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into our PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required

2023 Form 10-K	75	Wisconsin Electric Power Company

significant repairs and restorations. As of December 31, 2023, we had incurred $95.3 million of costs related to these repairs and restorations. In June 2021, we received approval from the PSCW to restore the PSB and adjacent steam tunnel assets and to defer the project costs, net of insurance proceeds, as a component of rate base. As a result, we do not currently expect a significant impact to our future results of operations.

NOTE 9—JOINTLY OWNED UTILITY FACILITIES

We hold joint ownership interests in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We have supplied our own financing for all jointly owned projects. We pay our ownership share of additional construction costs, fuel inventory purchases, and operating expenses, unless specific agreements have been executed to limit our maximum exposure to additional costs. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets. In addition, our proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

Information related to jointly owned utility facilities at December 31, 2023 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
West Riverside (1) (3)	13.8%	84.9	2023	WE	$108.7	$(11.3)	$0.9
Badger Hollow II (2)	66.7%	100.0	2023	WE	170.1	(0.3)	0.1
Weston RICE units (1)	50.0%	65.0	2023	WPS	92.4	(1.3)	—
Whitewater (1) (4)	50.0%	121.4	2023	WE	125.7	(93.6)	0.3

(1)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2024 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(3)    We acquired our ownership interest in June 2023. In September 2023, WPS filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. WPS subsequently filed for approval to assign its ownership interest pursuant to this second option to us. See Note 2, Acquisitions, for more information.

(4)    Effective January 1, 2023, we, along with WPS, completed the acquisition of Whitewater. See Note 2, Acquisitions, for more information.

We, along with WPS and an unaffiliated utility, received PSCW approval to construct Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 75%, or 225 MWs of solar generation of this project. Commercial operation of the solar facility is targeted for 2026. Our CWIP balance for Koshkonong was not significant as of December 31, 2023.

We, along with WPS and an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, we will own 75%, or 150 MWs of solar generation and 82 MWs of battery storage of this project. Commercial operation of the solar facility is targeted for 2024 and construction of the battery storage is expected to be completed in 2025. Our CWIP balance for Paris was $279.1 million as of December 31, 2023.

We, along with WPS and an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 75%, or 188 MWs of solar generation of this project. Commercial operation of the solar facility is targeted for 2024. Our CWIP balance for Darien was $183.8 million as of December 31, 2023.

2023 Form 10-K	76	Wisconsin Electric Power Company

NOTE 10—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation and substation facilities; the removal and dismantlement of a biomass generation facility; the dismantling of wind and solar generation projects; and the closure of CCR landfills at our generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the PSCW.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2023		2022	2021
Balance as of January 1	$71.7		$70.8	$54.5
Accretion	1.8		1.8	1.7
Additions	4.4	(1)	—	—
Revisions to estimated cash flows	(4.5)	(2)	0.3	17.3	(3)
Liabilities settled	(0.3)		(1.2)	(2.7)
Balance as of December 31	$73.1		$71.7	$70.8

(1)    AROs increased primarily as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Badger Hollow II solar generation project.

(2)    AROs decreased primarily due to revisions made to removal estimates for fly ash landfills and changes in settlement timing of electric substation asbestos liabilities.

(3)     AROs increased primarily due to revisions made to removal estimates for Blue Sky, Glacier Hills, and Montfort.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2023		2022	2021
Stock options	$1.9		$2.4	$2.3
Restricted stock	2.3		2.3	2.2
Performance units	(0.9)	(1)	8.5	1.7
Stock-based compensation expense	$3.3		$13.2	$6.2
Related tax benefit	$0.9		$3.6	$1.7

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2023, 2022, and 2021 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2023:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	475,509	$70.63
Granted	30,495	93.69
Exercised	(57,704)	43.70
Outstanding as of December 31, 2023	448,300	75.67	5.1	$5.6
Exercisable as of December 31, 2023	332,592	69.45	4.2	$5.6

2023 Form 10-K	77	Wisconsin Electric Power Company

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2023. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2023, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $2.5 million, $6.1 million, and $2.9 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $2.5 million, $4.3 million, and $2.6 million during the years ended December 31, 2023, 2022, and 2021, respectively. The actual tax benefit from option exercises for the same years was approximately $0.7 million, $1.7 million, and $0.8 million, respectively.

As of December 31, 2023, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.6 years on a weighted-average basis.

During the first quarter of 2024, the Compensation Committee awarded 33,081 non-qualified WEC Energy Group stock options with an exercise price of $85.05 and a weighted-average grant date fair value of $16.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2023:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2023	7,208	$93.97
Granted	4,544	93.69
Released	(3,358)	93.21
Forfeited	(223)	94.13
Outstanding and unvested as of December 31, 2023	8,171	94.12

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.3 million for the year ended December 31, 2023, and $0.4 million for each of the years ended December 31, 2022 and 2021. The actual tax benefit from released restricted shares was $0.1 million for each of the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, we expected to recognize approximately $1.1 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2024, the Compensation Committee awarded 7,754 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $85.05 per share.

Performance Units

During 2023, 2022, and 2021, the Compensation Committee awarded 19,780; 21,158; and 18,138 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $1.2 million, $2.8 million, and $3.1 million were settled during 2023, 2022, and 2021, respectively. The actual tax benefit from the distribution of performance units for the same years was $0.3 million, $0.7 million, and $0.7 million, respectively.

At December 31, 2023, our employees held 53,116 WEC Energy Group performance units, including dividend equivalents. A liability of $1.3 million was recorded on our balance sheet at December 31, 2023 related to these outstanding units. As of December 31, 2023, we expected to recognize approximately $5.2 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.9 years on a weighted-average basis.

During the first quarter of 2024, performance units held by our employees with an intrinsic value of $0.1 million were settled. The actual tax benefit from the distribution of these awards was not significant. In January 2024, the Compensation Committee also

2023 Form 10-K	78	Wisconsin Electric Power Company

awarded 25,242 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

See Note 13, Short-Term Debt and Lines of Credit, for a discussion of certain financial covenants related to our short-term debt obligations.

As of December 31, 2023, our retained earnings were fully restricted.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2023 and 2022:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	$—	$4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—
Total				$30.4

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2023	2022
Commercial paper
Amount outstanding at December 31	$360.8	$460.7
Average interest rate on amounts outstanding at December 31	5.48%	4.59%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2023 was $109.9 million, with a weighted-average interest rate during the period of 5.19%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2023, we were in compliance with this ratio.

2023 Form 10-K	79	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2023
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		360.8
Available capacity under existing agreement		$138.2

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

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding as of December 31:

(in millions)	Interest Rate	Year Due	2023	2022
WE Debentures (unsecured)	2.05%	2024	$300.0	$300.0
	3.10%	2025	250.0	250.0
	6.50%	2028	150.0	150.0
	1.70%	2028	300.0	300.0
	4.75%	2032	500.0	500.0
	5.625%	2033	335.0	335.0
	5.70%	2036	300.0	300.0
	3.65%	2042	250.0	250.0
	4.25%	2044	250.0	250.0
	4.30%	2045	250.0	250.0
	4.30%	2048	300.0	300.0
	6.875%	2095	100.0	100.0
WEPCo Environmental Trust (secured, nonrecourse) (1) (2)	1.578%	2024-2035	97.0	105.9
Total			3,382.0	3,390.9
Unamortized debt issuance costs			(13.0)	(14.9)
Unamortized discount, net			(14.6)	(15.6)
Total long-term debt, including current portion			3,354.4	3,360.4
Current portion of long-term debt			(309.0)	(8.9)
Total long-term debt			$3,045.4	$3,351.5

(1)    WEPCo Environmental Trust’s ETBs are secured by a pledge of and lien on environmental control property, which includes the right to impose, collect and receive a non-bypassable environmental control charge paid by all of our retail electric distribution customers, the right to obtain true-up adjustments of the environmental control charge, and all revenues or other proceeds arising from those rights and interests. See Note 21, Variable Interest Entities, for more information.

(2)    The long-term debt of WEPCo Environmental Trust requires periodic principal payments.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

2023 Form 10-K	80	Wisconsin Electric Power Company

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2023:

(in millions)
2024	$309.0
2025	259.2
2026	9.3
2027	9.5
2028	459.6
Thereafter	2,335.4
Total	$3,382.0

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities associated with the following operating leases:

•Land we are leasing related to our Rothschild biomass plant through June 2051.
•Rail cars we are leasing to transport coal to various generating facilities through June 2027.
•Land we are leasing related to our utility solar generation projects through April 2073.

The operating leases generally require us to pay property taxes, insurance premiums, and operating and maintenance costs associated with the leased property. Certain of our leases contain options for early termination or to renew past the initial term, as set forth in the lease agreements. These options are included in our calculation of the lease obligations if it is reasonably certain that they will be exercised.

Obligations Under Finance Leases

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the timing of expense recognition associated with our finance leases is modified to conform to the rate treatment. Amortization of the right-of-use asset is modified so that the total of the imputed interest and amortization costs equals the lease expense that is allowed for rate-making purposes. The difference between this lease expense and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

Power Purchase Commitment

In 1997, we entered into a 25-year PPA with LSP-Whitewater Limited Partnership. The contract, for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, included zero minimum energy requirements. The PPA expired on May 31, 2022; however, in November 2021, we entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022. Concurrent with the execution of the tolling agreement, we entered into an asset purchase agreement to acquire a 50% ownership interest in the natural gas-fired cogeneration facility, and the acquisition closed effective January 1, 2023. See Note 2, Acquisitions, for more information. Both the PPA and the tolling agreement were accounted for as a finance lease prior to the acquisition.

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

2023 Form 10-K	81	Wisconsin Electric Power Company

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

Elm Road Generating Station

We are leasing ER 1, ER 2, and the common facilities, which are also utilized by our OCPP generating units 5 through 8, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the 30-year term of the leases. ER 1 and ER 2 were placed in service in February 2010 and January 2011, respectively. The lease payments are expected to be recovered through our rates, as supported by Wisconsin's 2001 leased generation law.

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

Land Leases – Utility Solar Generation

We have entered into various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term of approximately 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

2023 Form 10-K	82	Wisconsin Electric Power Company

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Finance lease expense
Amortization of right of use assets (1)	$77.5	$74.2	$68.1
Interest on lease liabilities (2)	329.5	334.3	341.2
Operating lease expense (3)	1.6	1.8	1.4
Total lease expense	$408.6	$410.3	$410.7

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$329.5	$334.3	$341.2
Operating cash flows for operating leases	1.6	1.8	1.4
Financing cash flows for finance leases	77.0	73.6	67.5
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (4)	$136.5	$60.0	$52.7
Right of use assets obtained in exchange for operating lease liabilities	2.3	—	0.3

Weighted-average remaining lease term – finance leases	16.2 years	16.5 years	16.9 years
Weighted-average remaining lease term – operating leases	24.9 years	27.0 years	28.5 years

Weighted-average discount rate – finance leases (5)	13.4%	13.6%	13.8%
Weighted average discount rate – operating leases (5)	4.8%	4.5%	4.5%

(1)    Amortization of right of use assets was included as a component of depreciation and amortization expense.

(2)    Interest on lease liabilities was included as a component of interest expense.

(3)    Operating lease expense was included as a component of other operation and maintenance expense.

(4)    Amounts are net of any reductions to right of use assets and finance lease liabilities resulting from remeasurements.

(5)    Because our operating leases and our power purchase commitment and solar land leases accounted for as finance leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments. For the PWGS and ERGS units that meet the definition of a finance lease, the rate implicit in the lease was readily determinable.

2023 Form 10-K	83	Wisconsin Electric Power Company

The following table summarizes our finance and operating lease right of use assets and obligations at December 31:

(in millions)	2023	2022	Balance Sheet Location
Right of use assets
Operating lease right of use assets, net	$10.2	$8.4	Other long-term assets

Finance lease right of use assets, net
Power purchase commitment (1)	$—	$38.3
PWGS	268.6	297.1
ERGS	1,362.0	1,335.8
Land leases – utility solar generation	92.4	67.9
Total finance lease right of use assets, net (2)	$1,723.0	$1,739.1	Property, plant, and equipment, net

Lease obligations
Current operating lease liabilities	$0.8	$0.6	Other current liabilities

Long-term operating lease liabilities	$9.4	$7.8	Other long-term liabilities

Current finance lease liabilities
Power purchase commitment (1)	$—	$36.3
PWGS	42.9	37.8
ERGS	44.9	38.2
Total current finance lease liabilities	$87.8	$112.3	Current portion of finance lease obligations

Long-term finance lease liabilities
PWGS	$474.8	$512.2
ERGS	2,177.8	2,118.8
Land leases – utility solar generation	99.6	71.3
Total long-term finance lease liabilities	$2,752.2	$2,702.3	Finance lease obligations

(1)    Effective January 1, 2023, we and WPS closed on the acquisition of Whitewater. See discussion above for more information.

(2)    Amounts are net of accumulated amortization of $1,483.8 million and $1,509.7 million at December 31, 2023 and 2022, respectively.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2023, were as follows:

(in millions)	Total Operating Leases	PWGS	ERGS	Land Leases - Utility Solar Generation	Total Finance Leases
2024	$1.3	$102.8	$314.0	$3.4	$420.2
2025	1.0	102.5	313.9	4.5	420.9
2026	1.0	102.4	313.9	4.6	420.9
2027	0.7	102.2	313.8	4.6	420.6
2028	0.5	102.2	313.7	4.7	420.6
Thereafter	13.9	302.0	3,614.2	347.5	4,263.7
Total minimum lease payments	18.4	814.1	5,183.5	369.3	6,366.9
Less: Interest	(8.2)	(296.4)	(2,960.8)	(269.7)	(3,526.9)
Present value of minimum lease payments	10.2	517.7	2,222.7	99.6	2,840.0
Less: Short-term lease liabilities	(0.8)	(42.9)	(44.9)	—	(87.8)
Long-term lease liabilities	$9.4	$474.8	$2,177.8	$99.6	$2,752.2

As of February 22, 2024, we have not entered into any material leases that have not yet commenced.

2023 Form 10-K	84	Wisconsin Electric Power Company

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2023	2022	2021
Current tax expense	$122.0	$81.0	$90.3
Deferred income taxes, net	26.2	53.6	(30.7)
ITCs	(5.5)	(1.5)	(1.5)
Total income tax expense	$142.7	$133.1	$58.1

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2023		2022		2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$130.9	21.0%	$111.2	21.0%	$92.3	21.0%
State income taxes net of federal tax benefit	37.4	6.0%	33.1	6.3%	28.2	6.4%
Federal excess deferred tax amortization (1)	(20.8)	(3.3)%	(23.2)	(4.4)%	(23.2)	(5.3)%
PTCs	(11.6)	(1.9)%	(2.3)	(0.4)%	(6.8)	(1.5)%
AFUDC-Equity	(8.6)	(1.4)%	(3.9)	(0.7)%	(1.7)	(0.4)%
Domestic production activities deferral	6.3	1.0%	6.3	1.1%	6.3	1.4%
Federal excess deferred tax amortization – Wisconsin unprotected (2)	5.3	0.9%	5.3	1.0%	(42.7)	(9.7)%
Other, net	3.8	0.6%	6.6	1.2%	5.7	1.3%
Total income tax expense	$142.7	22.9%	$133.1	25.1%	$58.1	13.2%

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

See Note 24, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate order.

2023 Form 10-K	85	Wisconsin Electric Power Company

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2023	2022
Deferred tax assets
Tax gross up – regulatory items	$103.4	$110.3
Deferred revenues	103.9	106.5
Future tax benefits	7.1	10.1
Other	53.6	60.2
Total deferred tax assets	$268.0	$287.1

Deferred tax liabilities
Property-related	$1,430.4	$1,399.0
Deferred costs – plant retirements	186.2	198.0
Employee benefits and compensation	60.6	68.2
Deferred costs – SSR	37.5	40.9
Other	66.8	48.3
Total deferred tax liabilities	1,781.5	1,754.4
Deferred tax liability, net	$1,513.5	$1,467.3

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2023 and 2022 are summarized in the tables below:

2023 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2023
Federal tax credit	$—	$7.1	2042
Balance as of December 31, 2023	$—	$7.1

2022 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2022
Federal tax credit	$—	$10.1	2041
Balance as of December 31, 2022	$—	$10.1

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2023 and 2022.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2023.

For the years ended December 31, 2023, 2022, and 2021, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2023 and 2022, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amount of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions we are no longer subject to federal income tax examinations by the IRS for years prior to 2020. As of December 31, 2023, we were subject to examination by the Wisconsin taxing authority for tax years 2019 through 2023.

2023 Form 10-K	86	Wisconsin Electric Power Company

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$1.3	$—	$2.2
FTRs	—	—	2.5	2.5
Total derivative assets	$0.9	$1.3	$2.5	$4.7

Derivative liabilities
Natural gas contracts	$16.1	$3.1	$—	$19.2
Coal contracts	—	19.3	—	19.3
Total derivative liabilities	$16.1	$22.4	$—	$38.5

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.6	$2.5	$—	$4.1
FTRs	—	—	2.0	2.0
Coal contracts	—	32.7	—	32.7
Total derivative assets	$1.6	$35.2	$2.0	$38.8

Derivative liabilities
Natural gas contracts	$29.3	$0.7	$—	$30.0

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2023	2022	2021
Balance at the beginning of the period	$2.0	$1.0	$1.1
Purchases	8.1	7.6	3.1
Settlements	(7.6)	(6.6)	(3.2)
Balance at the end of the period	$2.5	$2.0	$1.0

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.4	$30.4	$22.7
Long-term debt, including current portion	3,354.4	3,255.4	3,360.4	3,143.2

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

2023 Form 10-K	87	Wisconsin Electric Power Company

NOTE 18—DERIVATIVE INSTRUMENTS

Derivative assets and liabilities are included in the other current and other long-term line items on our balance sheets. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below were designated as hedging instruments.

	December 31, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.2	$18.6	$4.1	$28.8
FTRs	2.5	—	2.0	—
Coal contracts	—	10.2	17.6	—
Total current	4.7	28.8	23.7	28.8

Long-term
Natural gas contracts	—	0.6	—	1.2
Coal contracts	—	9.1	15.1	—
Total long-term	—	9.7	15.1	1.2
Total	$4.7	$38.5	$38.8	$30.0

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows for the years ended:

	December 31, 2023		December 31, 2022		December 31, 2021
(in millions)	Volumes	Gains (Losses)	Volumes	Gains	Volumes	Gains
Natural gas contracts	68.5 Dth	$(102.2)	59.7 Dth	$86.6	69.2 Dth	$50.8
FTRs	20.4 MWh	14.5	18.9 MWh	8.1	21.0 MWh	8.7
Total		$(87.7)		$94.7		$59.5

At December 31, 2023 and 2022, we had posted cash collateral of $26.7 million and $46.7 million, respectively.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$4.7	$38.5		$38.8	$30.0
Gross amount not offset on the balance sheet	(1.3)	(16.5)	(1)	(1.8)	(29.5)	(2)
Net amount	$3.4	$22.0		$37.0	$0.5

(1)      Includes cash collateral posted of $15.2 million.

(2)      Includes cash collateral posted of $27.7 million.

NOTE 19—EMPLOYEE BENEFITS

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

2023 Form 10-K	88	Wisconsin Electric Power Company

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

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Change in benefit obligation
Obligation at January 1	$894.9	$1,144.0	$144.6	$190.6
Service cost	10.3	13.4	2.6	3.9
Interest cost	47.1	32.6	7.7	5.6
Participant contributions	—	—	5.6	6.6
Net transfer from/to affiliates	(1.2)	4.7	(0.4)	—
Actuarial (gain) loss	29.1	(211.3)	19.5	(46.9)
Benefit payments	(79.4)	(88.5)	(18.7)	(19.0)
Federal subsidy on benefits paid	N/A	N/A	1.3	1.2
Transfer	—	—	1.2	2.6
Obligation at December 31	$900.8	$894.9	$163.4	$144.6

Change in fair value of plan assets
Fair value at January 1	$940.7	$1,136.9	$211.3	$255.7
Actual return on plan assets	68.9	(115.8)	17.7	(32.6)
Employer contributions net of plan transfer (1)	3.2	3.8	(42.9)	0.1
Participant contributions	—	—	5.6	6.6
Net transfer from/to affiliates	(1.2)	4.3	(0.2)	0.5
Benefit payments	(79.4)	(88.5)	(18.7)	(19.0)
Fair value at December 31	$932.2	$940.7	$172.8	$211.3
Funded status at December 31	$31.4	$45.8	$9.4	$66.7

(1)    Employer contribution includes a $43.0 million transfer out of the WEC Energy Group Retiree Welfare Plan, in 2023, associated with the overfunded position of this plan.

In 2023, we had actuarial losses related to our pension benefit obligations of $29.1 million and actuarial gains in 2022 of $211.3 million. The primary driver for the actuarial loss was the change in discount rate. Partially offsetting the loss in 2023, was higher than expected asset returns. The discount rate for our pension benefits was 5.20%, 5.50%, and 2.94% in 2023, 2022, and 2021, respectively.

In 2023, we had actuarial losses related to our OPEB benefit obligation of $19.5 million and actuarial gains in 2022 of $46.9 million. The primary driver for the actuarial loss was changes to medical trend assumptions and a lower discount rate in 2023. Partially offsetting the loss in 2023, was higher than expected asset returns. The discount rate for our OPEB benefits was 5.15%, 5.50%, and 2.95% in 2023, 2022, and 2021, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Pension and OPEB assets	$61.6	$76.6	$9.4	$66.7
Other long-term liabilities	30.2	30.8	—	—
Total net assets	$31.4	$45.8	$9.4	$66.7

The accumulated benefit obligation for all defined benefit pension plans was $900.0 million and $894.0 million as of December 31, 2023 and 2022, respectively.

2023 Form 10-K	89	Wisconsin Electric Power Company

The following table shows information for the pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2023	2022
Accumulated benefit obligation	$30.0	$30.6

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2023	2022
Projected benefit obligation	$30.2	$30.8

We do not have any OPEB plans with an accumulated benefit obligation in excess of plan assets.

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$342.1	$326.7	$(89.1)	$(113.0)
Prior service credits	(1.9)	(2.0)	(0.4)	(1.3)
Total	$340.2	$324.7	$(89.5)	$(114.3)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$10.3	$13.4	$14.4	$2.6	$3.9	$4.3
Interest cost	47.1	32.6	31.1	7.7	5.6	5.3
Expected return on plan assets	(64.3)	(71.4)	(70.3)	(13.4)	(17.7)	(16.9)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.9)	(1.3)	(1.2)
Amortization of net actuarial loss (gain)	9.2	29.8	41.9	(8.7)	(12.1)	(10.9)
Net periodic benefit cost (credit)	$2.2	$4.3	$17.0	$(12.7)	$(21.6)	$(19.4)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2023, we recorded a $1.2 million regulatory liability for pension costs and a $5.3 million regulatory asset for OPEB costs. The above table does not reflect any adjustments for the creation of these regulatory assets and liabilities.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2023	2022	2023	2022
Discount rate	5.20%	5.50%	5.15%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	5.14%	5.14%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.25%	6.50%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2031	2031
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.55%	6.00%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2030	2031

2023 Form 10-K	90	Wisconsin Electric Power Company

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2023	2022	2021
Discount rate	5.50%	2.94%	2.63%
Expected return on plan assets	6.50%	6.75%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	5.14%	5.16%	5.16%

	OPEB Benefits
	2023	2022	2021
Discount rate	5.50%	2.95%	2.65%
Expected return on plan assets	6.50%	7.00%	7.00%
Assumed medical cost trend rate (Pre 65)	6.50%	5.70%	5.85%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2031	2028	2028
Assumed medical cost trend rate (Post 65)	6.00%	5.72%	5.86%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2031	2028	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2024, the expected return on asset assumption for the pension plan and OPEB plans is 6.50%.

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

Our pension trust target asset allocations are 25% equity investments, 55% fixed income investments, and 20% private equity and real estate investments. The OPEB trust target asset allocations are 45% equity investments, 45% fixed income investments, and 10% real estate investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(o), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

2023 Form 10-K	91	Wisconsin Electric Power Company

The following tables provide the fair values of our investments by asset class:

	December 31, 2023
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$57.4	$—	$—	$57.4	$17.3	$—	$—	$17.3
International equity	51.4	—	—	51.4	16.3	—	—	16.3
Fixed income securities: (1)
United States bonds	—	404.1	—	404.1	13.4	52.4	—	65.8
International bonds	—	31.7	—	31.7	—	3.3	—	3.3
	$108.8	$435.8	$—	$544.6	$47.0	$55.7	$—	$102.7
Investments measured at net asset value:
Equity securities				137.9				34.4
Fixed income securities				0.1				6.3
Other				249.6				29.4
Total				$932.2				$172.8

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2022
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$69.5	$—	$—	$69.5	$23.6	$—	$—	$23.6
International equity	60.8	—	—	60.8	20.2	—	—	20.2
Fixed income securities: (1)
United States bonds	—	419.2	—	419.2	25.8	45.8	—	71.6
International bonds	—	35.5	—	35.5	—	3.9	—	3.9
	$130.3	$454.7	$—	$585.0	$69.6	$49.7	$—	$119.3
Investments measured at net asset value:
Equity securities				139.7				47.3
Fixed income securities				—				12.7
Other				216.0				32.0
Total				$940.7				$211.3

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $3.2 million to the pension plans and $0.2 million to the OPEB plans in 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2023 Form 10-K	92	Wisconsin Electric Power Company

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2024	$86.9	$11.5
2025	80.3	11.3
2026	79.6	11.3
2027	76.0	11.5
2028	73.4	11.6
2029-2033	331.3	58.9

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages. Total costs incurred under all of these plans were $15.5 million, $14.2 million, and $12.3 million in 2023, 2022, and 2021, respectively.

NOTE 20—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our business. At December 31, 2023, we reported two segments, our utility segment and our other segment, which are described below.

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

No significant items were reported in the other segment during the twelve months ended December 31, 2023, 2022, and 2021.

All of our operations and assets are located within the United States.

NOTE 21—VARIABLE INTEREST ENTITIES

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

2023 Form 10-K	93	Wisconsin Electric Power Company

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from us. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from our retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge and funds on deposit in trust accounts are the sole sources of funds to satisfy the debt obligation. The bondholders do not have any recourse to us or any of our affiliates.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet:

(in millions)	December 31, 2023	December 31, 2022
Assets
Other current assets (restricted cash)	$0.8	$3.0
Regulatory assets	85.9	92.4
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	8.9
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	85.3	94.1

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

NOTE 22—COMMITMENTS AND CONTINGENCIES

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

2023 Form 10-K	94	Wisconsin Electric Power Company

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2023:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2024	2025	2026	2027	2028	Later Years
Electric utility:
Nuclear	2033	$6,280.6	$600.3	$634.5	$681.6	$730.4	$782.6	$2,851.2
Coal supply and transportation	2026	354.9	247.9	94.2	12.8	—	—	—
Purchased power	2051	29.2	3.6	2.3	2.4	2.4	2.5	16.0
Natural gas utility supply and transportation	2048	460.8	68.2	39.9	33.2	28.6	25.1	265.8
Total		$7,125.5	$920.0	$770.9	$730.0	$761.4	$810.2	$3,133.0

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

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•the development of additional sources of renewable electric energy supply, battery storage, and natural gas and LNG storage facilities;
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

2023 Form 10-K	95	Wisconsin Electric Power Company

limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. The EPA also sought comments on an even lower limit of 0.006 lb/MMBtu. Adoption of either of these lower limits could have an adverse effect on our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that supported the reconsideration, however, in August 2023 it announced that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

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

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit timely SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a 24-month deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect in 18 months if the SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas.

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. All counties within our service territory are in attainment with the current 2012 standards. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. The EPA finalized the rule on February 7, 2024 and lowered the primary annual PM2.5 level to 9 µg/m3, which could cause some nonattainment areas that may affect permitting at our facilities. The secondary and 24-hour standards remain unchanged. The EPA will designate areas as attainment and nonattainment with the new standard by early 2026. The WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. For coal plants, no standards would apply under the proposed version of the rule until 2032, and after 2032 the applicable standard would depend on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the proposed rule is highly dependent on the use of hydrogen as an alternative fuel, and on carbon capture technology. For simple cycle natural gas-fired combustion turbines, the proposed version of the rule does not include applicable limits as long as the capacity factor is less than 20%. The new Weston

2023 Form 10-K	96	Wisconsin Electric Power Company

RICE project is not affected under the rule because each RICE unit is less than 25 MWs. We continue to evaluate the proposed rule to understand the impacts to our operations. A final rule is expected in the second quarter of 2024.

In May 2023, the EPA proposed to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group's ESG Progress Plan is heavily focused on reducing GHG emissions. The EPA has indicated that it anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities and LDC. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact of the proposed rule, if any, on our operations.

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 1,500 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements in 2024-2025 of OCPP Units 5-8. See Note 8, Property, Plant, and Equipment, for more information related to these planned power plant retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

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

The WDNR reissued the WPDES permit for PWGS effective October 2023. This reissued permit includes a conditional BTA determination with conditions for the existing PWGS porous dike (rock breakwater) cooling water intake structure. We do not anticipate compliance with these conditions will result in a material impact on our financial condition or the efficiency of power plant operations.

2023 Form 10-K	97	Wisconsin Electric Power Company

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. Through 2023, compliance costs associated with the ELG rule required $97 million in capital investment. An $8 million BATW modification to OCPP Units 7 and 8 was completed and placed in-service in mid-2021, and in December 2021, the PSCW issued a Certificate of Authority approving the $89 million ERGS FGD wastewater treatment system modification. The BATW modifications did not require PSCW approval prior to construction. All of these ELG required projects were placed in-service ahead of WPDES permit deadlines.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although the $89 million biological treatment system at ERGS is complete and was placed in service in December 2023 to meet the WPDES permit deadline, the timing of the project's completion did not comply with the deadline proposed by the EPA to qualify for the early adopter status. In addition, we do not believe that the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. In May 2023, we submitted written comments to the EPA articulating these concerns, including the cost impact to our customers. The EPA has indicated that it anticipates issuing the final rule in the second quarter of 2024.

If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities, including ER 1 and ER 2 that were built with ELG-compliant dry BA transport systems, will meet the BATW rule provisions.

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We have reviewed the proposed requirements to determine potential costs and actions required for our facilities. We submitted comments to the EPA regarding these proposed requirements.

Waters of the United States

In January 2023, the EPA and the Army Corps (the agencies) together released a final rule effective in March 2023 that established standards for identifying which wetland or surface drainage features qualify as WOTUS based on its pre-2015 definition. The pre-2015 approach involved applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

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

We anticipate this final rule revision based on the Sackett decision may lead to a decreased number of projects that require Army Corps federal wetland permits. This decision also may affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

2023 Form 10-K	98	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2023	2022
Regulatory assets	$12.2	$14.6
Reserves for future environmental remediation (1)	$10.3	$10.3

(1)    Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. As proposed, the rule would regulate previously exempt closed landfills.

We are actively engaged with our trade organizations and provided them information to include in their comments to the EPA. The EPA has indicated that it anticipates issuing a final rule in the second quarter of 2024. As proposed, the rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. We have achieved our required renewable energy percentage of 8.27% by constructing various wind parks, a solar park, a biomass facility, and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual retail operating revenues.

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

2023 Form 10-K	99	Wisconsin Electric Power Company

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Year Ended December 31
(in millions)	2023	2022	2021
Cash paid for interest, net of amount capitalized	$463.8	$449.2	$460.8
Cash paid for income taxes, net (1)	99.1	88.0	88.0
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	71.8	89.1	42.4
Increase in receivables related to insurance proceeds	—	—	37.3
Liabilities accrued for software licensing agreement	—	3.1	—

(1)    Cash paid for income taxes in 2023 was net of $4.9 million of PTCs that were sold to a third party.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2023	2022	2021
Cash and cash equivalents	$6.1	$6.1	$—
Restricted cash included in other current assets	0.8	3.0	2.4
Restricted cash included in other long-term assets	0.6	38.6	0.6
Cash, cash equivalents, and restricted cash	$7.5	$47.7	$3.0

Our restricted cash consisted of the following:

•Cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 21, Variable Interest Entities, for more information.

•Cash used during January 2023 to purchase a 50% interest in a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets at December 31, 2022. See Note 2, Acquisitions, for more information on the purchase of this facility.

NOTE 24—REGULATORY ENVIRONMENT

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW in May 2023 for a limited electric and natural gas rate case re-opener. Our limited electric rate case re-opener included updated fuel costs and revenue requirements for the generation projects that were previously approved by the PSCW and were placed into service in 2023 or are expected to be placed into service in 2024. It also included the projected savings from the retirement of the OCPP Units 5 and 6, which are expected to be retired in May 2024. Our limited natural gas rate case re-opener reflected the additional revenue requirements associated with our previously approved LNG project that was placed into service in November 2023.

On December 20, 2023, the PSCW issued a final written order approving electric and natural gas rate increases, effective January 1, 2024. The final orders reflected the following:

2024 incremental rate increases
Electric (1)	$82.2	million	/	2.5%
Gas	$23.9	million	/	4.5%

(1)    Amount reflects the impact to our Wisconsin retail electric operations and includes the incremental increase from updated fuel costs.

Our ROE and common equity component average were not addressed in the limited rate case re-opener.

2023 Form 10-K	100	Wisconsin Electric Power Company

2023 and 2024 Rates

In April 2022, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates. Our request was updated in July 2022 to reflect new developments that impacted the original proposal. The requested increase in electric rates was driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen our distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments had already been approved by the PSCW. The requested increase in natural gas rates primarily related to capital investments previously approved by the PSCW, including LNG storage for our natural gas distribution system.

In September 2022, we entered into a settlement agreement with certain intervenors to resolve most of the outstanding issues in our rate case; however, the PSCW declined to approve the settlement agreement. In December 2022, the PSCW issued a final written order approving electric, natural gas, and steam base rate increases, effective January 1, 2023. The final order reflected the following:

2023 base rate increase
Electric	$283.5	million	/	9.1%
Gas	$46.1	million	/	9.6%
Steam	$7.6	million	/	35.3%
ROE	9.8%
Common equity component average on a financial basis	53.0%

In addition to the above, the final order included the following terms:

•We will keep our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.
•We were required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•We will not propose any changes to our real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We were required to lower monthly residential and small commercial electric customer fixed charges by $1.00 from previously authorized rates.
•We were required to offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•We will continue to work with PSCW staff and other interested parties to develop alternative low income assistance programs. We, along with WPS, also collectively contributed $4.0 million to the Keep Wisconsin Warm Fund.
•We were required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024.
•As discussed above, we were authorized to file a limited electric and natural gas rate case re-opener for 2024.

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
•We maintained our earnings sharing mechanism for 2022, with modification. The earnings sharing mechanism was modified to authorize us to retain 100.0% of the first 15 basis points of earnings above our then authorized ROE. The earnings sharing mechanism otherwise remained as previously authorized.

2023 Form 10-K	101	Wisconsin Electric Power Company

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

(2)    Amount includes certain deferred tax expense from the Tax Legislation. The rate order reflected all of the unprotected deferred tax expense from the Tax Legislation being amortized evenly over four years, which resulted in approximately $5 million of previously deferred tax expense being amortized each year. Unprotected deferred tax expense by its nature is eligible to be recovered from customers in a manner and timeline determined to be appropriate by the PSCW.

In accordance with our rate order, we filed an application with the PSCW in July 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and the related financing fees. In November 2020, the PSCW issued a written order approving the application. The financing order also authorized us to form a bankruptcy-remote special purpose entity, WEPCo Environmental Trust, for the sole purpose of issuing ETBs to recover the approved costs. In May 2021, WEPCo Environmental Trust issued $118.8 million of 1.578% ETBs due December 15, 2035. See Note 21, Variable Interest Entities, for more information on WEPCo Environmental Trust.

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

2023 Form 10-K	102	Wisconsin Electric Power Company

NOTE 25—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2023	2022	2021
AFUDC-Equity	$41.0	$18.8	$7.9
Non-service components of net periodic benefit costs	24.1	33.8	22.5
Other, net	3.7	(3.2)	1.7
Other income, net	$68.8	$49.4	$32.1

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require additional disclosures, primarily related to income taxes paid and the rate reconciliation table. The amendments require disclosures on specific categories in the rate reconciliation table, as well as additional information for reconciling items that meet a quantitative threshold. For income taxes paid, additional disclosures are required to disaggregate federal, state, and foreign income taxes paid, with additional disclosures for income taxes paid that meet a quantitative threshold. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2025, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require additional disclosures about reportable segments on an annual and interim basis. The amendments require disclosure of significant segment expenses that are (1) regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The amendments also require disclosure of an amount for other segment items and a description of its composition. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2024, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

2023 Form 10-K	103	Wisconsin Electric Power Company

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2023 Form 10-K	104	Wisconsin Electric Power Company

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors," "Corporate Governance – Frequently Asked Questions," and "Committees of the WEC Energy Group Board of Directors" in our Definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Shareholders to be held April 26, 2024 (the "2024 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Committees of the WEC Energy Group Board of Directors," "Pay Ratio Disclosure," "Risk Analysis of Compensation Policies and Practices," and "Certain Relationships and Related Transactions" in the 2024 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is owned by our parent company, WEC Energy Group, Inc., 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors and director nominees, who are all senior officers of WE and/or WEC Energy Group, as well as our other executive officers, do not own any of our voting securities. The information concerning their beneficial ownership in WEC Energy Group common stock set forth under "Owners of More Than 5% of Preferred Stock" and "Stock Ownership of Directors, Nominees and Executive Officers" in the 2024 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of WEC Energy Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance – Frequently Asked Questions" and "Certain Relationships and Related Transactions" in the 2024 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines the WEC Energy Group Board uses to determine director independence is located in Appendix A of WEC Energy Group's Corporate Governance Guidelines, which can be found on its website, www.wecenergygroup.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2024 Annual Meeting Information Statement is incorporated herein by reference.

2023 Form 10-K	105	Wisconsin Electric Power Company

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	54

	Consolidated Income Statements for the three years ended December 31, 2023, 2022, and 2021.	56

	Consolidated Balance Sheets at December 31, 2023 and 2022.	57

	Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021.	58

	Consolidated Statements of Equity for the three years ended December 31, 2023, 2022, and 2021.	59

	Notes to Consolidated Financial Statements.	60

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2023, 2022, and 2021.	110

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WE, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to WE's 12/31/94 Form 10-K.)

	3.2*	Bylaws of WE, as amended to May 1, 2000. (Exhibit (3)-2 to WE's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of WE. (See Exhibit 3.1 above.)

	4.2*	Description of WE's Preferred Stock. (Exhibit 4.2 to WE's 12/31/19 Form 10-K.)

Indentures and Securities Resolutions:

	4.3*	Indenture for Debt Securities of WE (the "WE Indenture"), dated December 1, 1995. (Exhibit (4)-1 to WE's 12/31/95 Form 10-K.)

	4.4*	Securities Resolution No. 1 of WE under the WE Indenture, dated December 5, 1995. (Exhibit (4)-2 to WE's 12/31/95 Form 10-K.)

2023 Form 10-K	106	Wisconsin Electric Power Company

Number	Exhibit
	4.5*	Securities Resolution No. 3 of WE under the WE Indenture, dated May 27, 1998. (Exhibit (4)-1 to WE's 06/30/98 Form 10-Q.)

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

10	Material Contracts

	10.1*	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2018. (Exhibit 10.1 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.2*	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2018. (Exhibit 10.2 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.3*	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018. (Exhibit 10.3 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.4	Amendment dated as of December 20, 2023 to the WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.**

	10.5*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018. (Exhibit 10.6 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.6*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.7 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

2023 Form 10-K	107	Wisconsin Electric Power Company

Number	Exhibit
	10.7*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019. (Exhibit 10.8 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

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

	10.9*	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022. (Exhibit 10.16 to WEC Energy Group's 12/31/21 Form 10-K. (File No. 001-09057).)**

	10.10*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K (File No. 001-09057).)**

	10.11*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q (File No. 001-09057).)**

	10.12*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q. (File No. 001-09057).)**

	10.13.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K (File No. 001-09057).)**

	10.13.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's 05/11/21 Form 8-K (File No. 001-09057).)**

	10.14*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K (File No. 001-09057).)**

	10.15*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2023. (Exhibit 10.1 to WEC Energy Group's 12/02/22 Form 8-K (File No. 001-09057).)**

10.16*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K (File No. 001-09057).)**

10.17*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group’s 12/31/15 Form 10-K (File No. 001-09057).)**

	10.18*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 06/30/21 Form 10-Q (File No. 001-09057).)**

	10.19*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.3 to WEC Energy Group's 06/30/21 Form 10-Q (File No. 001-09057).)**

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

2023 Form 10-K	108	Wisconsin Electric Power Company

Number	Exhibit
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

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WE.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2023 Form 10-K	109	Wisconsin Electric Power Company

SCHEDULE II
WISCONSIN ELECTRIC POWER COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2023	$49.7	$23.8	$45.7	$(74.7)	$44.5
December 31, 2022	51.4	27.3	34.0	(63.0)	49.7
December 31, 2021	59.3	24.8	(0.3)	(32.4)	51.4

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2023 Form 10-K	110	Wisconsin Electric Power Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

	By	/s/ SCOTT J. LAUBER
Date:	February 22, 2024	Scott J. Lauber
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 22, 2024
Scott J. Lauber, Chairman of the Board, President, Chief Executive Officer and
Director -- Principal Executive Officer

/s/ XIA LIU	February 22, 2024
Xia Liu, Executive Vice President, Chief Financial
Officer and Director -- Principal Financial Officer

/s/ WILLIAM J. GUC	February 22, 2024
William J. Guc, Vice President, Controller, and Assistant
Corporate Secretary -- Principal Accounting Officer

/s/ MARGARET C. KELSEY	February 22, 2024
Margaret C. Kelsey, Director

/s/ GALE E. KLAPPA	February 22, 2024
Gale E. Klappa, Director

/s/ WILLIAM MASTORIS	February 22, 2024
William Mastoris, Director

/s/ PAUL J. SPICER	February 22, 2024
Paul J. Spicer, Director

2023 Form 10-K	111	Wisconsin Electric Power Company