Form 10-Q
period 2024-03-31
WISCONSIN ELECTRIC POWER CO
filed 2024-05-03
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
March 31, 2024

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

03/31/2024 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AMI	Advanced Metering Infrastructure
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
Darien	Darien Solar Park

03/31/2024 Form 10-Q	ii	Wisconsin Electric Power Company

DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

03/31/2024 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2023 Annual Report on Form 10-K, and those identified below:

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of recent or upcoming rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

03/31/2024 Form 10-Q	1	Wisconsin Electric Power Company

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional conflicts, including those in Ukraine, Israel, and other parts of the Middle East;

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

03/31/2024 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2024	2023
Operating revenues	$1,038.8	$1,091.9

Operating expenses
Cost of sales	352.2	444.5
Other operation and maintenance	241.6	232.3
Depreciation and amortization	139.6	127.8
Property and revenue taxes	30.8	29.9
Total operating expenses	764.2	834.5

Operating income	274.6	257.4

Other income, net	16.3	15.1
Interest expense	120.8	117.8
Other expense	(104.5)	(102.7)

Income before income taxes	170.1	154.7
Income tax expense	35.8	32.7
Net income	134.3	122.0

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$134.0	$121.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$10.9	$6.1
Accounts receivable and unbilled revenues, net of reserves of $48.9 and $44.5, respectively	572.0	573.0
Accounts receivable from related parties	104.6	143.9
Materials, supplies, and inventories	288.2	310.6
Prepaid taxes	84.0	112.7
Other prepayments	27.7	26.7
Other	28.4	32.3
Current assets	1,115.8	1,205.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,876.2 and $5,779.2, respectively	11,675.6	11,585.5
Regulatory assets (March 31, 2024 and December 31, 2023 include $84.1 and $85.9, respectively, related to WEPCo Environmental Trust)	2,859.4	2,860.7
Pension and OPEB assets	71.8	71.0
Other	123.7	118.9
Long-term assets	14,730.5	14,636.1
Total assets	$15,846.3	$15,841.4

Liabilities and Equity
Current liabilities
Short-term debt	$276.9	$360.8
Current portion of long-term debt (March 31, 2024 and December 31, 2023 include $9.0 related to WEPCo Environmental Trust)	309.0	309.0
Current portion of finance lease obligations	90.3	87.8
Accounts payable	258.0	332.1
Accounts payable to related parties	218.7	193.8
Other	260.9	201.4
Current liabilities	1,413.8	1,484.9

Long-term liabilities
Long-term debt (March 31, 2024 and December 31, 2023 include $85.4 and $85.3, respectively, related to WEPCo Environmental Trust)	3,046.1	3,045.4
Finance lease obligations	2,727.3	2,752.2
Deferred income taxes	1,527.3	1,513.5
Regulatory liabilities	1,647.4	1,631.4
Other	326.5	330.5
Long-term liabilities	9,274.6	9,273.0

Commitments and contingencies (Note 17)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,552.9	2,552.4
Retained earnings	2,241.7	2,167.8
Common shareholder's equity	5,127.5	5,053.1

Preferred stock	30.4	30.4
Total liabilities and equity	$15,846.3	$15,841.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2024	2023
Operating activities
Net income	$134.3	$122.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	139.6	127.8
Deferred income taxes and ITCs, net	8.1	(0.1)
Change in –
Accounts receivable and unbilled revenues, net	34.5	7.8
Materials, supplies, and inventories	22.4	59.0
Prepaid taxes	28.7	37.7
Collateral on deposit	3.6	(34.1)
Other current assets	(1.0)	(0.7)
Accounts payable	(64.5)	(141.8)
Accrued taxes	34.8	24.9
Amounts refundable to customers	16.7	31.1
Accrued interest	35.1	22.6
Other current liabilities	(20.6)	(36.1)
Other, net	(2.3)	(4.6)
Net cash provided by operating activities	369.4	215.5

Investing activities
Capital expenditures	(203.0)	(208.7)
Acquisition of Whitewater	—	(38.0)
Reimbursement for ATC's construction costs	6.2	—
Other, net	(0.5)	(2.6)
Net cash used in investing activities	(197.3)	(249.3)

Financing activities
Change in short-term debt	(83.9)	(333.2)
Payments for finance lease obligations	(20.7)	(18.3)
Equity contribution from parent	—	415.0
Payment of dividends to parent	(60.0)	(60.0)
Other, net	(0.3)	(0.3)
Net cash provided by (used in) financing activities	(164.9)	3.2

Net change in cash, cash equivalents, and restricted cash	7.2	(30.6)
Cash, cash equivalents, and restricted cash at beginning of period	7.5	47.7
Cash, cash equivalents, and restricted cash at end of period	$14.7	$17.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	134.0	134.0	—	134.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	(0.1)	0.4	—	0.4
Balance at March 31, 2024	$332.9	$2,552.9	$2,241.7	$5,127.5	$30.4	$5,157.9

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	121.7	121.7	—	121.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	415.0	—	415.0	—	415.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2023	$332.9	$2,162.3	$2,118.9	$4,614.1	$30.4	$4,644.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Our investment was $95.3 million. In addition, WPS filed an application with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, in October 2023, WPS filed for approval to assign its ownership interest pursuant to this second option to us. The PSCW approved both requests in February 2024. Our incremental share of this investment is expected to be approximately $100 million, with the transaction expected to close in June 2024.

In January 2023, we, along with WPS, completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility in Whitewater, Wisconsin. Our share of the cost of this facility was $38.0 million for 50% of the capacity.

03/31/2024 Form 10-Q	7	Wisconsin Electric Power Company

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2023 Annual Report on Form 10-K.

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

	Three Months Ended March 31
(in millions)	2024	2023
Wisconsin Electric Power Company
Electric utility	$846.2	$843.9
Natural gas utility	187.9	243.6
Total revenues from contracts with customers	1,034.1	1,087.5
Other operating revenues	4.7	4.4
Total operating revenues	$1,038.8	$1,091.9

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2024	2023
Residential	$360.0	$357.4
Small commercial and industrial	287.5	284.6
Large commercial and industrial	134.5	139.1
Other	5.6	5.7
Total retail revenues	787.6	786.8
Wholesale	11.0	11.7
Resale	36.5	33.4
Steam	10.1	11.0
Other utility revenues	1.0	1.0
Total electric utility operating revenues	$846.2	$843.9

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2024	2023
Residential	$135.9	$179.2
Commercial and industrial	61.1	87.9
Total retail revenues	197.0	267.1
Transportation	7.5	6.8
Other utility revenues (1)	(16.6)	(30.3)
Total natural gas utility operating revenues	$187.9	$243.6

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

03/31/2024 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2024	2023
Late payment charges	$3.5	$3.7
Alternative revenues (1)	0.9	0.3
Rental revenues	0.3	0.4
Total other operating revenues	$4.7	$4.4

(1)Alternative revenues consist of amounts to be recovered or refunded to customers subject to wholesale true-ups. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2023 Annual Report on Form 10-K.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2024 and December 31, 2023.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$620.9	$617.5
Allowance for credit losses	48.9	44.5
Accounts receivable and unbilled revenues, net (1)	$572.0	$573.0

Total accounts receivable, net – past due greater than 90 days (1)	$44.6	$37.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.2%	94.1%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2024, $354.9 million, or 62.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

03/31/2024 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended March 31
(in millions)	2024	2023
Balance at January 1	$44.5	$49.7
Provision for credit losses	8.1	6.6
Provision for credit losses deferred for future recovery or refund	14.2	13.8
Write-offs charged against the allowance	(25.0)	(20.3)
Recoveries of amounts previously written off	7.1	3.9
Balance at March 31	$48.9	$53.7

There was a $4.4 million and $4.0 million increase, respectively, in the allowance for credit losses during the three months ended March 31, 2024 and 2023, driven by an increase in past due accounts receivable balances. An increase in past due balances is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. The winter moratorium begins on November 1 and ends on April 15.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	March 31, 2024	December 31, 2023
Regulatory assets
We Power finance leases	$1,117.9	$1,109.7
Plant retirement related items	586.6	595.5
Income tax related items	369.1	373.1
Pension and OPEB costs	350.8	348.9
System support resource	110.6	113.2
Securitization	84.1	85.9
Uncollectible expense	76.3	62.1
Asset retirement obligations	41.4	41.2
Derivatives	35.2	45.2
Energy efficiency programs	21.7	23.3
Bluewater Natural Gas Holding, LLC	19.1	17.2
Environmental remediation costs	11.8	12.2
Other, net	34.8	33.2
Total regulatory assets	$2,859.4	$2,860.7

(in millions)	March 31, 2024	December 31, 2023
Regulatory liabilities
Removal costs	$770.7	$758.9
Income tax related items	674.3	683.5
Pension and OPEB benefits	124.8	124.0
Energy costs refundable through rate adjustments	34.2	5.5
Electric transmission costs	25.4	23.9
Energy efficiency programs	10.0	10.6
Other, net	30.0	30.3
Total regulatory liabilities	$1,669.4	$1,636.7

Balance sheet presentation
Other current liabilities	$22.0	$5.3
Regulatory liabilities	1,647.4	1,631.4
Total regulatory liabilities	$1,669.4	$1,636.7

03/31/2024 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 5-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 5-8 became probable. Subsequently, we have received additional approvals for electric generation facilities, including Koshkonong and 200 MWs of West Riverside. See Note 2, Acquisitions, for more information on the West Riverside acquisition and the two option exercises. OCPP Units 5 and 6 are expected to be retired by the end of May 2024, while OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of OCPP Units 5-8 was $760.0 million at March 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 7—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its subsidiaries. See Note 11, Common Equity, in our 2023 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2024	December 31, 2023
Commercial paper
Amount outstanding	$276.9	$360.8
Weighted-average interest rate on amounts outstanding	5.46%	5.48%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2024 was $278.7 million with a weighted-average interest rate during the period of 5.46%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2024
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		276.9
Available capacity under existing credit facility		$222.1

03/31/2024 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	March 31, 2024	December 31, 2023
Materials and supplies	$193.3	$186.6
Fossil fuel	65.2	74.5
Natural gas in storage	29.7	49.5
Total	$288.2	$310.6

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$35.7	21.0%	$32.4	21.0%
State income taxes net of federal tax benefit	10.0	5.9%	9.3	6.0%
Federal excess deferred tax amortization	(5.7)	(3.4)%	(5.3)	(3.5)%
PTCs, net	(5.1)	(3.0)%	(5.1)	(3.3)%
AFUDC–Equity	(3.2)	(1.9)%	(2.2)	(1.4)%
Domestic production activities deferral	1.7	1.0%	1.6	1.0%
Other, net	2.4	1.4%	2.0	1.3%
Total income tax expense	$35.8	21.0%	$32.7	21.1%

The effective tax rates for the three months ended March 31, 2024 and 2023, do not materially differ from the United States statutory federal income tax rate of 21%. This is primarily due to the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs, offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 24, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information about the impact of the Tax Legislation.

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, WEC Energy Group entered into an agreement to sell substantially all of the PTCs we generated in 2023 to a third party. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

03/31/2024 Form 10-Q	12	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$0.7	$—	$1.1
FTRs	—	—	1.0	1.0
Total derivative assets	$0.4	$0.7	$1.0	$2.1

Derivative liabilities
Natural gas contracts	$12.3	$0.1	$—	$12.4
Coal contracts	—	17.0	—	17.0
Total derivative liabilities	$12.3	$17.1	$—	$29.4

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$1.3	$—	$2.2
FTRs	—	—	2.5	2.5
Total derivative assets	$0.9	$1.3	$2.5	$4.7

Derivative liabilities
Natural gas contracts	$16.1	$3.1	$—	$19.2
Coal contracts	—	19.3	—	19.3
Total derivative liabilities	$16.1	$22.4	$—	$38.5

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

03/31/2024 Form 10-Q	13	Wisconsin Electric Power Company

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2024	2023
Balance at the beginning of the period	$2.5	$2.0
Settlements	(1.5)	(1.2)
Balance at the end of the period	$1.0	$0.8

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$20.3	$30.4	$21.4
Long-term debt, including current portion	3,355.1	3,198.6	3,354.4	3,255.4

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

	March 31, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.0	$12.4	$2.2	$18.6
FTRs	1.0	—	2.5	—
Coal contracts	—	10.1	—	10.2
Total current	2.0	22.5	4.7	28.8

Long-term
Natural gas contracts	0.1	—	—	0.6
Coal contracts	—	6.9	—	9.1
Total long-term	0.1	6.9	—	9.7
Total	$2.1	$29.4	$4.7	$38.5

03/31/2024 Form 10-Q	14	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	22.9 Dth	$(17.0)	18.9 Dth	$(29.2)
FTRs	4.9 MWh	1.9	4.9 MWh	0.1
Total		$(15.1)		$(29.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2024 and December 31, 2023, we had posted cash collateral of $23.1 million and $26.7 million, respectively. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$2.1	$29.4		$4.7	$38.5
Gross amount not offset on the balance sheet	(0.4)	(12.3)	(1)	(1.3)	(16.5)	(2)
Net amount	$1.7	$17.1		$3.4	$22.0

(1)    Includes cash collateral posted of $11.9 million.

(2)    Includes cash collateral posted of $15.2 million.

NOTE 13—GUARANTEES

As of March 31, 2024, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2024	2023
Service cost	$2.8	$2.8
Interest cost	11.3	11.9
Expected return on plan assets	(15.6)	(16.4)
Amortization of net actuarial loss	4.3	1.9
Net periodic benefit cost	$2.8	$0.2

03/31/2024 Form 10-Q	15	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2024	2023
Service cost	$0.8	$0.7
Interest cost	2.1	1.9
Expected return on plan assets	(2.7)	(3.4)
Amortization of prior service credit	(0.1)	(0.2)
Amortization of net actuarial gain	(1.4)	(2.2)
Net periodic benefit credit	$(1.3)	$(3.2)

During the three months ended March 31, 2024, we made contributions and payments of $1.9 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $1.3 million related to our pension plans and $0.2 million related to our OPEB plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of March 31, 2024, we recorded a $1.5 million regulatory asset for pension costs and an $8.5 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 15—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our business. At March 31, 2024, we reported two segments, our utility segment and our other segment, which are described below.

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

No significant items were reported in the other segment during the three months ended March 31, 2024 and 2023.

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

03/31/2024 Form 10-Q	16	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	March 31, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$3.2	$0.8
Regulatory assets	84.1	85.9
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	9.0
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	85.4	85.3

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2024, were approximately $7.1 billion.

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

03/31/2024 Form 10-Q	17	Wisconsin Electric Power Company

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we are well positioned to meet the requirements.

Our RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. The EPA also sought comments on an even lower limit of 0.006 lb/MMBtu. Adoption of either of these lower limits could have an adverse effect on our operations. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that supported the reconsideration; however, in August 2023, the EPA announced that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

The effective date for the initial nonattainment area designation was August 2018 and the attainment status is evaluated every three years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit adequate SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a May 2025 deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect in 18 months if the SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas. The WDNR intends to submit a SIP revision by the May 2025 deadline.

The next attainment evaluation date is August 2024. If the moderate attainment deadline is not met, the EPA will propose the nonattainment areas in Wisconsin be redesignated as serious nonattainment based on 2021-2023 data. We are currently evaluating the impacts of the potential nonattainment redesignation on our operations.

03/31/2024 Form 10-Q	18	Wisconsin Electric Power Company

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. On February 7, 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until May 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. The potential nonattainment status could impact future permitting activities for facilities in applicable locations. The impacts include the potential need for improved or new air pollution control equipment. As we transition to natural gas, this new standard is expected to have less of an impact on our units.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. For coal plants, no standards would apply under the proposed version of the rule until 2032, and after 2032 the applicable standard would depend on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the proposed rule is highly dependent on the use of hydrogen as an alternative fuel, and on carbon capture technology. For simple cycle natural gas-fired combustion turbines, the proposed version of the rule does not include applicable limits as long as the capacity factor is less than 20%. Our new Weston RICE project is not affected under the rule because each RICE unit is less than 25 MWs. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations.

In May 2023, the EPA also proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New natural gas stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. WEC Energy Group's ESG Progress Plan is heavily focused on reducing GHG emissions.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. The EPA had indicated it intends to draft a new rule for existing natural gas units in the near future. A non-regulatory docket has been opened by the EPA for this new rulemaking. The EPA anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities and LDC. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems. The EPA has indicated it anticipates a final rule in the second quarter of 2024. We cannot estimate the potential impact of the proposed rule on our operations until the rule is final.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired approximately 1,500 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements in 2024-2025 of OCPP Units 5-8. See Note 6, Property, Plant, and Equipment, for more information related to these planned power plant retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility distribution systems.

03/31/2024 Form 10-Q	19	Wisconsin Electric Power Company

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

Section 316(b) of the CWA became effective in October 2014 and requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities.

Effective in June 2020, the requirements of federal Section 316(b) of the CWA were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for our facilities. We have received final or interim BTA determinations for all applicable generation facilities.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The two requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Although our coal-fueled facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications were still necessary to meet all of the ELG rule requirements. Through 2023, compliance costs associated with the ELG rule required $97 million in capital investment.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although the $89 million biological treatment system at ERGS is complete and was placed in service in December 2023 to meet the WPDES permit deadline, the timing of the project's completion did not comply with the deadline proposed by the EPA to qualify for the early adopter status. In addition, we do not believe that the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations.

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

03/31/2024 Form 10-Q	20	Wisconsin Electric Power Company

allowed us to recover incurred costs, net of insurance recoveries and recoveries from potentially responsible parties, associated with the remediation of manufactured gas plant sites. Accordingly, we have established regulatory assets for costs associated with these sites.

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2024	December 31, 2023
Regulatory assets	$11.7	$12.2
Reserves for future environmental remediation (1)	10.3	10.3

(1)Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023, that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. As proposed, the rule would regulate previously exempt closed landfills.

We are actively engaged with our trade organizations and provided them information to include in their comments to the EPA. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations. The rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs; however, we expect the cost of any additional remediation would be recovered through future rates.

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Three Months Ended March 31
(in millions)	2024		2023
Cash paid for interest, net of amount capitalized	$84.8		$94.2
Cash received for income taxes	(4.3)	(1)	—
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	76.6		46.2

(1)    The cash received for income taxes in 2024 relates to 2023 PTCs that were sold to a third party.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$10.9	$6.1
Restricted cash included in other current assets	3.2	0.8
Restricted cash included in other long-term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$14.7	$7.5

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 16, Variable Interest Entities, for more information.

03/31/2024 Form 10-Q	21	Wisconsin Electric Power Company

NOTE 19—REGULATORY ENVIRONMENT

2025 and 2026 Rate Case

On April 12, 2024, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates, effective January 1, 2025 and January 1, 2026, as applicable. The request reflected the following:

Proposed 2025 rate increase
Electric	$240.7	million	/	6.9%
Gas	$57.5	million	/	10.0%
Steam	$2.5	million	/	8.4%
Proposed 2026 rate increase (1)
Electric	$177.9	million	/	4.6%
Gas	$31.0	million	/	4.6%
Proposed ROE	10.0%
Proposed common equity component average on a financial basis	53.5%

(1)    The proposed 2026 rate increases are incremental to the currently authorized revenue plus the requested rate increases for 2025.

The primary drivers of the requested increases in electric rates are continued capital investments to transition our generation fleet from coal to renewables and natural gas-fueled generation, increased costs driven by higher inflation and interest rates, and the recovery of regulatory assets previously approved by the PSCW.

The requested increases in natural gas rates are driven by our ongoing capital investments in reliability and safety projects, including LNG storage facilities, as well as the impacts from higher inflation and increased interest rates.

We also proposed retaining our current earnings sharing mechanism. Under the current earnings sharing mechanism, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

A decision is expected in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025.

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2024 Form 10-Q	22	Wisconsin Electric Power Company

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

03/31/2024 Form 10-Q	23	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2023 Annual Report on Form 10-K.

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

As part of the path toward these goals, we have started co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, WEC Energy Group expects to use coal as a backup fuel only, and believes it will be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle Power Plant as well as the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8. See Note 6, Property, Plant, and Equipment, for more information related to the planned OCPP retirements.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

03/31/2024 Form 10-Q	24	Wisconsin Electric Power Company

As part of WEC Energy Group's ESG progress Plan, we also plan on investing in a combination of clean, natural gas-fired generation, including:

•1,100 MWs of combustion turbines to be constructed in Oak Creek (we plan on constructing a new natural gas lateral pipeline to support this generation);
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County; and
•the purchase of 100 MWs of additional capacity in West Riverside.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 28 Solar Now projects and currently have another two under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that we would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to our portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs. Under this program, we have signed up three customers for a total of 41 MWs of generation capacity.

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

In December 2023, WEC Energy Group started a pilot program with the Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid at our Valley Power Plant. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. WEC Energy Group expects the full pilot to be completed in 2024.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

We constructed an LNG facility that was placed into commercial operation in November 2023. The facility will provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

Included in the WEC Energy Group capital plan, are additional proposed LNG storage facilities providing approximately four Bcf of natural gas supply, which is needed to ensure gas supply for winter reliability.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability and system hardening. WEC Energy Group expects to spend approximately $3.8 billion from 2024 to 2028 on reliability related projects at its regulated utilities, which includes us, with continued investment over the next decade.

03/31/2024 Form 10-Q	25	Wisconsin Electric Power Company

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

03/31/2024 Form 10-Q	26	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2024

Earnings

Our earnings for the first quarter of 2024 were $134.0 million, compared with $121.7 million for the same quarter in 2023. See below for information on the $12.3 million increase in earnings.

Expected 2024 Annual Effective Tax Rate

We expect our 2024 annual effective tax rate to be between 20.5% and 21.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended March 31, 2024 and 2023 was $274.6 million and $257.4 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

03/31/2024 Form 10-Q	27	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the first quarter of 2024, with the same quarter in 2023, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Electric revenues	$850.4	$847.7	$2.7
Fuel and purchased power	254.3	286.8	32.5
Total electric margins	596.1	560.9	35.2

Natural gas revenues	188.4	244.2	(55.8)
Cost of natural gas sold	97.9	157.7	59.8
Total natural gas margins	90.5	86.5	4.0

Total electric and natural gas margins	686.6	647.4	39.2

Other operation and maintenance	241.6	232.3	(9.3)
Depreciation and amortization	139.6	127.8	(11.8)
Property and revenue taxes	30.8	29.9	(0.9)
Operating income	274.6	257.4	17.2

Other income, net	16.3	15.1	1.2
Interest expense	120.8	117.8	(3.0)
Income before income taxes	170.1	154.7	15.4

Income tax expense	35.8	32.7	(3.1)
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$134.0	$121.7	$12.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$92.3	$81.3	$(11.0)
Transmission (1)	89.4	90.6	1.2
We Power (2)	33.6	35.5	1.9
Regulatory amortizations and other pass through expenses (3)	26.5	25.1	(1.4)
Earnings sharing mechanism	(0.2)	(0.2)	—
Total other operation and maintenance	$241.6	$232.3	$(9.3)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2024 and 2023, $89.2 million and $82.6 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the first quarter of 2024 and 2023, $29.5 million and $26.6 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

03/31/2024 Form 10-Q	28	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	1,867.5	1,881.2	(13.7)
Small commercial and industrial	2,105.8	2,087.3	18.5
Large commercial and industrial	1,548.4	1,554.8	(6.4)
Other	29.2	30.2	(1.0)
Total retail	5,550.9	5,553.5	(2.6)
Wholesale	158.6	151.2	7.4
Resale	1,224.1	1,183.5	40.6
Total sales in MWh	6,933.6	6,888.2	45.4

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	155.4	169.1	(13.7)
Commercial and industrial	86.7	94.9	(8.2)
Total retail	242.1	264.0	(21.9)
Transportation	77.7	74.9	2.8
Total sales in therms	319.8	338.9	(19.1)

	Three Months Ended March 31
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (3,282 Normal)	2,701	2,833	(4.7)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $2.7 million during the first quarter of 2024, compared with the same quarter in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $35.2 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factor impacting the higher electric utility margins was a $30.7 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

Natural Gas Revenues

Natural gas revenues decreased $55.8 million during the first quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 32% during the first quarter of 2024, compared with the same quarter in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

03/31/2024 Form 10-Q	29	Wisconsin Electric Power Company

Natural Gas Utility Margins

Natural gas utility margins increased $4.0 million during the first quarter of 2024, compared with the same quarter in 2023. The most significant factor impacting the higher natural gas utility margins was an $11.2 million increase in margins related to the impact of our rate case re-opener approved by the PSCW, effective January 1, 2024. See Note 24, Regulatory Environment, in our 2023 Annual Report on Form 10-K, for more information on the 2024 limited rate case re-opener. This increase in margins was partially offset by a $7.2 million decrease in margins from lower sales volumes, driven by the impact of warmer winter weather during the first quarter of 2024, compared with the same quarter in 2023. As measured by heating degree days, the first quarter of 2024 was 4.7% warmer than the same quarter in 2023.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $22.0 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•An $11.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $6.4 million increase in electric and natural gas distribution expenses, driven by higher costs for storm restoration during the first quarter of 2024, compared with the same quarter in 2023.

•A $4.6 million increase in expense related to environmental remediation and related studies.

Interest Expense

Interest expense increased $3.0 million during the first quarter of 2024, compared with the same quarter in 2023, driven by higher average short-term debt balances and increased short-term debt interest rates.

Income Tax Expense

Income tax expense increased $3.1 million during the first quarter of 2024, compared with the same quarter in 2023, primarily due to higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$369.4	$215.5	$153.9
Investing activities	(197.3)	(249.3)	52.0
Financing activities	(164.9)	3.2	(168.1)

03/31/2024 Form 10-Q	30	Wisconsin Electric Power Company

Operating Activities

Net cash provided by operating activities increased $153.9 million during the first quarter of 2024, compared with the same quarter in 2023, driven by:

•A $66.8 million increase in cash related to lower payments for other operation and maintenance expenses. During the first quarter of 2024, our payments were lower associated with charitable projects, as well as due to the timing of payments for accounts payable.

•A $48.7 million increase in cash driven by lower amounts of collateral paid to counterparties during the first quarter of 2024, compared with same quarter in 2023, as well as lower realized losses on derivative instruments recognized during the first quarter of 2024, compared with the same quarter in 2023.

•A $17.8 million increase in cash from lower payments for fuel and purchased power at our generation plants during the first quarter of 2024, compared with the same quarter in 2023, primarily driven by a decrease in the price of natural gas.

•A $9.4 million increase in cash from lower payments for interest during the first quarter of 2024, compared with the same quarter in 2023, driven by the timing of payments for accrued interest.

•A $4.3 million increase in cash received related to income taxes, driven by proceeds received during the first quarter of 2024 for 2023 PTCs that were sold to a third party.

Investing Activities

Net cash used in investing activities decreased $52.0 million during the first quarter of 2024, compared with the same quarter in 2023, driven by:

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•Proceeds of $6.2 million received for the reimbursement of ATC's construction costs during the first quarter of 2024. There were no proceeds received for reimbursement of ATC's construction costs during the first quarter of 2023.

•A $5.7 million decrease in cash paid for capital expenditures during the first quarter of 2024, which is discussed in more detail below.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2024	2023	Change in 2024 Over 2023
Capital expenditures	$203.0	$208.7	$(5.7)

The decrease in cash paid for capital expenditures during the first quarter of 2024, compared with the same quarter in 2023, was driven by lower payments related to the natural gas-fired generation constructed at WPS's Weston power plant site, which we partially own, construction of our LNG facility, and upgrades to our natural gas distribution system, partially offset by increased payments for our electric distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

03/31/2024 Form 10-Q	31	Wisconsin Electric Power Company

Financing Activities

Net cash related to financing activities decreased $168.1 million during the first quarter of 2024, compared with the same quarter in 2023, driven by equity contributions of $415.0 million received from our parent during the first quarter of 2023, to balance our capital structure. There were no equity contributions received from our parent during the first quarter of 2024. This decrease in cash was partially offset by a $249.3 million increase in cash due to lower net repayments of commercial paper during the first quarter of 2024, compared with the same quarter in 2023.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 8, Short-Term Debt and Lines of Credit.

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2023 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

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

(in millions)
2024	$1,740.0	(1)
2025	2,035.7
2026	2,235.5
Total	$6,011.2

(1)This includes actual capital expenditures incurred through March 31, 2024, as well as estimated capital expenditures for the remainder of the year.

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

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $356 million, with construction expected to be completed in 2024. As part of its order, the PSCW approved battery capacity at

03/31/2024 Form 10-Q	32	Wisconsin Electric Power Company

this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation. Our share of the cost of this project is estimated to be approximately $482 million, with construction expected to be completed in 2026. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•In September 2023, WPS filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin. In October 2023, WPS filed for approval to assign the second option to purchase West Riverside to us. These requests were approved in February 2024 and our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close by June 2024.

•We plan to enhance fuel flexibility at the coal-fired ERGS units.

•In February 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation of this project. If approved, our share of the cost of this project is estimated to be approximately $480 million, with construction expected to be completed by the end of 2026. Approval for the battery capacity at this project was also requested, which is not included in the current capital plan. We will continue to evaluate the timing, cost, and feasibility of the installation of batteries.

•In April 2024, we filed a request with the PSCW to build five natural gas fired combustion turbines capable of producing approximately 1,100 MWs which would be located at the existing Oak Creek campus. If approved, the cost of this project is estimated to be approximately $1.2 billion.

•In April 2024, we filed a request with the PSCW to add seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs. If approved, the cost of this project is estimated to be approximately $280 million.

•In April 2024, we filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the Oak Creek campus. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $180 million.

•In April 2024, we filed a request with the PSCW to construct an LNG facility which would be located on the Oak Creek campus. If approved, the facility would have a storage capacity of two Bcf and the cost of this project is estimated to be approximately $460 million.

The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's 2024-2028 capital plan, which includes us. The facilities would provide another approximately two Bcf of natural gas supply (of which our portion is expected to be approximately one Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

03/31/2024 Form 10-Q	33	Wisconsin Electric Power Company

Long-Term Debt

There were no material changes in our outstanding long-term debt during the three months ended March 31, 2024.

Common Stock Dividends

During the three months ended March 31, 2024, we paid common stock dividends of $60.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 17, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2024.

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

The amount, type, and timing of any financings for the remainder of 2024, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation in our 2023 Annual Report on Form 10-K.

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

At March 31, 2024, our current liabilities exceeded our current assets by $298.0 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

03/31/2024 Form 10-Q	34	Wisconsin Electric Power Company

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts have investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2023 Annual Report on Form 10-K.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At March 31, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at March 31, 2024, we could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2023 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Regulatory, Legislative, and Legal Matters

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, a petition was filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a "public utility" as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule regulating public utilities. The party that filed the petition provides financing to its customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution.

The PSCW opened a docket to consider the petition and, in December 2022, granted the petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The

03/31/2024 Form 10-Q	35	Wisconsin Electric Power Company

ruling was limited to the specific facts and circumstances of the lease presented in that petition. After a petition by the WUA to reopen or rehear the case expired without action by the PSCW, the WUA filed an appeal with the Dane County Circuit Court. On April 26, 2024, the circuit court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. The petitioner has the right to appeal the circuit court decision. We are continuing to monitor this case for any potential impact on our business operations.

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

In August 2023, the DOC issued its final decision, substantially affirming its December 2022 preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. In December 2023, two U.S. solar manufacturers filed a challenge to this moratorium in the United States Court of International Trade.

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

03/31/2024 Form 10-Q	36	Wisconsin Electric Power Company

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2023 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2023 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2023 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

03/31/2024 Form 10-Q	37	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2024 Form 10-Q	38	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2023 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

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

Employee Retirement Savings Plan Matter

In May 2022, a putative class action, Munt, et al. v. WEC Energy Group, Inc., et al., was filed in the United States District Court for the Eastern District of Wisconsin - Milwaukee Division (the "Court"). The plaintiffs alleged that WEC Energy Group and others breached their fiduciary duties with respect to the operation and oversight of the Employee Retirement Saving Plan (the “Plan”) in violation of the Employee Retirement Income Security Act of 1974, as amended. The putative class included participants in the Plan from May 10, 2016 through the date of judgment. The complaint sought injunctive relief, damages, interest, costs, and attorneys' fees. On March 29, 2024, the Court dismissed the lawsuit with prejudice and the matter is now concluded.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2023 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

03/31/2024 Form 10-Q	39	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
10	Material Contracts

	10.1*	Letter Agreement by and between WEC Energy Group and Michael Hooper, dated March 7, 2024 (Exhibit 10.1 to WEC Energy Group's 03/12/2024 Form 8-K).*

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2024 Form 10-Q	40	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 3, 2024	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2024 Form 10-Q	41	Wisconsin Electric Power Company