Form 10-Q
period 2024-06-30
WISCONSIN ELECTRIC POWER CO
filed 2024-07-31
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
June 30, 2024

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

06/30/2024 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

06/30/2024 Form 10-Q	ii	Wisconsin Electric Power Company

Other Terms and Abbreviations
AD	Antidumping
AMI	Advanced Metering Infrastructure
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

06/30/2024 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2023 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, electric grid reliability, and electric transmission or natural gas pipeline system constraints;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, tariffs, and other factors;

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

06/30/2024 Form 10-Q	1	Wisconsin Electric Power Company

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

06/30/2024 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2024	2023	2024	2023
Operating revenues	$902.0	$900.3	$1,940.8	$1,992.2

Operating expenses
Cost of sales	279.9	292.5	632.1	737.0
Other operation and maintenance	237.4	206.0	479.0	438.3
Depreciation and amortization	142.0	129.3	281.6	257.1
Property and revenue taxes	29.3	28.4	60.1	58.3
Total operating expenses	688.6	656.2	1,452.8	1,490.7

Operating income	213.4	244.1	488.0	501.5

Other income, net	16.2	19.0	32.5	34.1
Interest expense	120.4	116.9	241.2	234.7
Other expense	(104.2)	(97.9)	(208.7)	(200.6)

Income before income taxes	109.2	146.2	279.3	300.9
Income tax expense	23.6	34.3	59.4	67.0
Net income	85.6	111.9	219.9	233.9

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$85.3	$111.6	$219.3	$233.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$—	$6.1
Accounts receivable and unbilled revenues, net of reserves of $42.0 and $44.5, respectively	558.8	573.0
Accounts receivable from related parties	110.4	143.9
Materials, supplies, and inventories	305.4	310.6
Prepaid taxes	128.3	112.7
Other prepayments	13.3	26.7
Other	26.2	32.3
Current assets	1,142.4	1,205.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,779.6 and $5,779.2, respectively	11,982.9	11,585.5
Regulatory assets (June 30, 2024 and December 31, 2023 include $82.3 and $85.9, respectively, related to WEPCo Environmental Trust)	2,954.9	2,860.7
Pension and OPEB assets	73.1	71.0
Other	93.4	118.9
Long-term assets	15,104.3	14,636.1
Total assets	$16,246.7	$15,841.4

Liabilities and Equity
Current liabilities
Short-term debt	$200.5	$360.8
Current portion of long-term debt (June 30, 2024 and December 31, 2023 include $9.1 and $9.0 related to WEPCo Environmental Trust)	559.1	309.0
Current portion of finance lease obligations	93.2	87.8
Accounts payable	383.7	332.1
Accounts payable to related parties	195.9	193.8
Other	168.1	201.4
Current liabilities	1,600.5	1,484.9

Long-term liabilities
Long-term debt (June 30, 2024 and December 31, 2023 include $80.9 and $85.3, respectively, related to WEPCo Environmental Trust)	3,138.8	3,045.4
Finance lease obligations	2,708.3	2,752.2
Deferred income taxes	1,556.0	1,513.5
Regulatory liabilities	1,708.2	1,631.4
Other	351.6	330.5
Long-term liabilities	9,462.9	9,273.0

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,552.9	2,552.4
Retained earnings	2,267.1	2,167.8
Common shareholder's equity	5,152.9	5,053.1

Preferred stock	30.4	30.4
Total liabilities and equity	$16,246.7	$15,841.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2024	2023
Operating activities
Net income	$219.9	$233.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	281.6	257.1
Deferred income taxes and ITCs, net	31.9	14.6
Change in –
Accounts receivable and unbilled revenues, net	42.0	75.4
Materials, supplies, and inventories	5.2	42.2
Prepaid taxes	(15.6)	(15.7)
Other prepayments	12.8	8.5
Collateral on deposit	12.8	(7.5)
Other current assets	—	0.5
Accounts payable	12.3	(101.0)
Amounts refundable to customers	7.4	13.0
Other current liabilities	(25.6)	(36.7)
Other, net	32.1	(26.0)
Net cash provided by operating activities	616.8	458.3

Investing activities
Capital expenditures	(548.3)	(467.8)
Acquisition of West Riverside	(98.2)	(95.3)
Acquisition of Whitewater	—	(38.0)
Proceeds from the sale of assets	0.8	24.2
Reimbursement for ATC's construction costs	6.2	—
Payments for ATC's construction costs that will be reimbursed	(0.5)	(15.9)
Other, net	(1.9)	(7.4)
Net cash used in investing activities	(641.9)	(600.2)

Financing activities
Change in short-term debt	(160.3)	(417.7)
Issuance of long-term debt	349.2	—
Retirement of long-term debt	(4.5)	(4.4)
Payments for finance lease obligations	(42.4)	(37.3)
Equity contribution from parent	—	705.0
Payment of dividends to parent	(120.0)	(120.0)
Other, net	(3.8)	(0.6)
Net cash provided by financing activities	18.2	125.0

Net change in cash, cash equivalents, and restricted cash	(6.9)	(16.9)
Cash, cash equivalents, and restricted cash at beginning of period	7.5	47.7
Cash, cash equivalents, and restricted cash at end of period	$0.6	$30.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	134.0	134.0	—	134.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	(0.1)	0.4	—	0.4
Balance at March 31, 2024	$332.9	$2,552.9	$2,241.7	$5,127.5	$30.4	$5,157.9
Net income attributed to common shareholder	—	—	85.3	85.3	—	85.3
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2024	$332.9	$2,552.9	$2,267.1	$5,152.9	$30.4	$5,183.3

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	121.7	121.7	—	121.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	415.0	—	415.0	—	415.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2023	$332.9	$2,162.3	$2,118.9	$4,614.1	$30.4	$4,644.5
Net income attributed to common shareholder	—	—	111.6	111.6	—	111.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	290.0	—	290.0	—	290.0
Balance at June 30, 2023	$332.9	$2,452.3	$2,170.5	$4,955.7	$30.4	$4,986.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In May 2024, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity for $98.2 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to the acquisition, WPS received approval to transfer its ownership interest rights to us. Including this acquisition, we own 200 MWs, or 27.5%, of West Riverside at a total cost of $193.5 million.

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

06/30/2024 Form 10-Q	7	Wisconsin Electric Power Company

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Wisconsin Electric Power Company
Electric utility	$831.4	$824.9	$1,677.6	$1,668.8
Natural gas utility	66.5	70.7	254.4	314.3
Total revenues from contracts with customers	897.9	895.6	1,932.0	1,983.1
Other operating revenues	4.1	4.7	8.8	9.1
Total operating revenues	$902.0	$900.3	$1,940.8	$1,992.2

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Residential	$347.9	$338.3	$707.9	$695.7
Small commercial and industrial	282.2	287.5	569.7	572.1
Large commercial and industrial	144.9	151.6	279.4	290.7
Other	4.9	4.8	10.5	10.5
Total retail revenues	779.9	782.2	1,567.5	1,569.0
Wholesale	13.7	10.3	24.7	22.0
Resale	32.3	26.6	68.8	60.0
Steam	4.7	4.7	14.8	15.7
Other utility revenues	0.8	1.1	1.8	2.1
Total electric utility operating revenues	$831.4	$824.9	$1,677.6	$1,668.8

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Residential	$38.0	$35.1	$173.9	$214.3
Commercial and industrial	13.9	13.0	75.0	100.9
Total retail revenues	51.9	48.1	248.9	315.2
Transportation	5.2	4.6	12.7	11.4
Other utility revenues (1)	9.4	18.0	(7.2)	(12.3)
Total natural gas utility operating revenues	$66.5	$70.7	$254.4	$314.3

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

06/30/2024 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Late payment charges	$2.9	$3.3	$6.4	$7.0
Rental revenues	1.8	1.3	2.1	1.7
Alternative revenues (1)	(0.6)	0.1	0.3	0.4
Total other operating revenues	$4.1	$4.7	$8.8	$9.1

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

NOTE 5—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2024 and December 31, 2023.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$600.8	$617.5
Allowance for credit losses	42.0	44.5
Accounts receivable and unbilled revenues, net (1)	$558.8	$573.0

Total accounts receivable, net – past due greater than 90 days (1)	$39.2	$37.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.4%	94.1%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2024, $311.8 million, or 55.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2024 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2024	2023
Balance at April 1	$48.9	$53.7
Provision for credit losses	7.1	4.7
Provision for credit losses deferred for future recovery or refund	6.5	1.7
Write-offs charged against the allowance	(26.5)	(21.3)
Recoveries of amounts previously written off	6.0	6.3
Balance at June 30	$42.0	$45.1

	Six Months Ended June 30
(in millions)	2024	2023
Balance at January 1	$44.5	$49.7
Provision for credit losses	15.2	11.3
Provision for credit losses deferred for future recovery or refund	20.7	15.5
Write-offs charged against the allowance	(51.5)	(41.6)
Recoveries of amounts previously written off	13.1	10.2
Balance at June 30	$42.0	$45.1

There was a $2.5 million decrease in the allowance for credit losses at June 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, we have seen lower required reserve percentages as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

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

06/30/2024 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	June 30, 2024	December 31, 2023
Regulatory assets
We Power finance leases	$1,125.6	$1,109.7
Plant retirement related items (1)	675.3	595.5
Income tax related items	367.8	373.1
Pension and OPEB costs	352.1	348.9
System support resource	108.0	113.2
Uncollectible expense	82.8	62.1
Securitization	82.3	85.9
Asset retirement obligations	50.3	41.2
Derivatives	22.2	45.2
Energy efficiency programs	19.8	23.3
Bluewater Natural Gas Holding, LLC	19.8	17.2
Environmental remediation costs	11.2	12.2
Other, net	37.7	33.2
Total regulatory assets	$2,954.9	$2,860.7

(1)    Included in plant retirement related items at June 30, 2024, are $19.5 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024. See Note 21, Commitments and Contingencies, for more information.

(in millions)	June 30, 2024	December 31, 2023
Regulatory liabilities
Removal costs	$788.9	$758.9
Income tax related items	668.6	683.5
Pension and OPEB benefits	125.3	124.0
Energy costs refundable through rate adjustments	49.0	5.5
Electric transmission costs	25.2	23.9
Paris (1)	17.7	—
Other, net	46.2	40.9
Total regulatory liabilities	$1,720.9	$1,636.7

Balance sheet presentation
Other current liabilities	$12.7	$5.3
Regulatory liabilities	1,708.2	1,631.4
Total regulatory liabilities	$1,720.9	$1,636.7

(1)In accordance with our rate order approved by the PSCW in December 2023, we are deferring to a future rate proceeding the incremental revenue requirement impact associated with the change to the in-service date of Paris.

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $78.3 million at June 30, 2024 was classified as a regulatory asset. In addition, a $43.9 million cost of removal reserve related to the units continued to be classified as a regulatory liability at June 30, 2024. Not included in these amounts was $9.4 million of deferred tax liabilities previously recorded for the retired units. Effective with our rate order issued by the PSCW in December 2022, we received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. We also intend to request FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

06/30/2024 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for Koshkonong and have acquired 200 MWs of capacity in West Riverside. See Note 2, Acquisitions, for more information on the West Riverside acquisitions. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of OCPP Units 7 and 8 was $675.8 million at June 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 8—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation and substation facilities; the removal and dismantlement of a biomass generation facility; the dismantling of wind and solar generation projects; and the closure of CCR landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the PSCW.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs:

(in millions)	2024		2023
Balance at January 1	$73.1		$71.7
Accretion	1.0		0.9
Additions	34.0	(1)	—
Balance at June 30	$108.1		$72.6

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 21, Commitments and Contingencies, for more information.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2024	December 31, 2023
Commercial paper
Amount outstanding	$200.5	$360.8
Weighted-average interest rate on amounts outstanding	5.44%	5.48%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2024 was $220.0 million with a weighted-average interest rate during the period of 5.46%.

06/30/2024 Form 10-Q	12	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2024
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		200.5
Available capacity under existing credit facility		$298.5

NOTE 11—LONG-TERM DEBT

In May 2024, we issued $350.0 million of 5.00% Debentures, due May 15, 2029, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 12—LEASES

On July 30, 2024, we, along with WPS, partnered with an unaffiliated utility to acquire and construct Koshkonong, a utility-scale solar-powered electric generating facility located in Dane County, Wisconsin. Once fully constructed, we will own 225 MWs of solar generation. Related to our investment in Koshkonong, we, WPS, and our unaffiliated utility partner, entered into several land leases that commenced in the third quarter of 2024. We are currently evaluating the impact these leases will have on our financial statements and related disclosures.

NOTE 13—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2024	December 31, 2023
Materials and supplies	$205.4	$186.6
Fossil fuel	62.3	74.5
Natural gas in storage	37.7	49.5
Total	$305.4	$310.6

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2024 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 14—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$22.8	21.0%	$30.7	21.0%
State income taxes net of federal tax benefit	6.5	6.0%	8.7	6.0%
Federal excess deferred tax amortization	(3.5)	(3.2)%	(4.7)	(3.2)%
PTCs, net	(3.1)	(2.9)%	(1.8)	(1.2)%
AFUDC–Equity	(1.9)	(1.7)%	(1.9)	(1.3)%
Domestic production activities deferral	1.1	1.0%	1.4	1.0%
Other, net	1.7	1.4%	1.9	1.2%
Total income tax expense	$23.6	21.6%	$34.3	23.5%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$58.5	21.0%	$63.1	21.0%
State income taxes net of federal tax benefit	16.5	5.9%	18.0	6.0%
Federal excess deferred tax amortization	(9.2)	(3.3)%	(10.0)	(3.3)%
PTCs, net	(8.2)	(3.0)%	(6.9)	(2.3)%
AFUDC–Equity	(5.1)	(1.8)%	(4.1)	(1.4)%
Domestic production activities deferral	2.8	1.0%	3.0	1.0%
Other, net	4.1	1.5%	3.9	1.3%
Total income tax expense	$59.4	21.3%	$67.0	22.3%

The effective tax rates for the three and six months ended June 30, 2024, do not materially differ from the United States statutory federal income tax rate of 21%. This is primarily due to the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs, offset by state income taxes.

The effective tax rates for the three and six months ended June 30, 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023 and May 2024, under this transferability provision, WEC Energy Group entered into agreements to sell substantially all of the PTCs we generated in 2023 and substantially all of the PTCs expected to be generated in 2024 to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

06/30/2024 Form 10-Q	14	Wisconsin Electric Power Company

NOTE 15—FAIR VALUE MEASUREMENTS

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.3	$1.0	$—	$2.3
FTRs	—	—	9.7	9.7
Total derivative assets	$1.3	$1.0	$9.7	$12.0

Derivative liabilities
Natural gas contracts	$5.3	$0.8	$—	$6.1
Coal contracts	—	14.7	—	14.7
Total derivative liabilities	$5.3	$15.5	$—	$20.8

06/30/2024 Form 10-Q	15	Wisconsin Electric Power Company

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$1.3	$—	$2.2
FTRs	—	—	2.5	2.5
Total derivative assets	$0.9	$1.3	$2.5	$4.7

Derivative liabilities
Natural gas contracts	$16.1	$3.1	$—	$19.2
Coal contracts	—	19.3	—	19.3
Total derivative liabilities	$16.1	$22.4	$—	$38.5

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Balance at the beginning of the period	$1.0	$0.8	$2.5	$2.0
Purchases	12.1	8.1	12.1	8.1
Settlements	(3.4)	(2.0)	(4.9)	(3.2)
Balance at the end of the period	$9.7	$6.9	$9.7	$6.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.2	$30.4	$21.4
Long-term debt, including current portion	3,697.9	3,529.0	3,354.4	3,255.4

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 16—DERIVATIVE INSTRUMENTS

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

06/30/2024 Form 10-Q	16	Wisconsin Electric Power Company

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

	June 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.3	$5.9	$2.2	$18.6
FTRs	9.7	—	2.5	—
Coal contracts	—	10.0	—	10.2
Total current	12.0	15.9	4.7	28.8

Long-term
Natural gas contracts	—	0.2	—	0.6
Coal contracts	—	4.7	—	9.1
Total long-term	—	4.9	—	9.7
Total	$12.0	$20.8	$4.7	$38.5

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	16.3 Dth	$(9.4)	17.0 Dth	$(25.3)
FTRs	5.1 MWh	1.4	5.2 MWh	1.9
Total		$(8.0)		$(23.4)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	39.2 Dth	$(26.4)	35.9 Dth	$(54.5)
FTRs	10.0 MWh	3.3	10.1 MWh	2.0
Total		$(23.1)		$(52.5)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2024 and December 31, 2023, we had posted cash collateral of $13.9 million and $26.7 million, respectively. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$12.0	$20.8		$4.7	$38.5
Gross amount not offset on the balance sheet	(1.4)	(5.5)	(1)	(1.3)	(16.5)	(2)
Net amount	$10.6	$15.3		$3.4	$22.0

(1)    Includes cash collateral posted of $4.1 million.

(2)    Includes cash collateral posted of $15.2 million.

06/30/2024 Form 10-Q	17	Wisconsin Electric Power Company

NOTE 17—GUARANTEES

As of June 30, 2024, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 18—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Service cost	$2.4	$2.3	$5.2	$5.1
Interest cost	11.0	11.7	22.3	23.6
Expected return on plan assets	(15.2)	(15.8)	(30.8)	(32.2)
Amortization of net actuarial loss	4.7	2.7	9.0	4.6
Net periodic benefit cost	$2.9	$0.9	$5.7	$1.1

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Service cost	$0.8	$0.6	$1.6	$1.3
Interest cost	2.0	1.9	4.1	3.8
Expected return on plan assets	(2.8)	(3.3)	(5.5)	(6.7)
Amortization of prior service credit	—	(0.2)	(0.1)	(0.4)
Amortization of net actuarial gain	(1.4)	(2.2)	(2.8)	(4.4)
Net periodic benefit credit	$(1.4)	$(3.2)	$(2.7)	$(6.4)

During the six months ended June 30, 2024, we made contributions and payments of $3.3 million related to our pension plans and an insignificant amount related to our OPEB plans. We expect to make contributions and payments of $0.2 million related to our OPEB plans and an insignificant amount related to our pension plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of June 30, 2024, we recorded a $4.3 million regulatory asset for pension costs and an $11.5 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 19—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our business. At June 30, 2024, we reported two segments, our utility segment and our other segment, which are described below.

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

No significant items were reported in the other segment during the three and six months ended June 30, 2024 and 2023.

06/30/2024 Form 10-Q	18	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$0.3	$0.8
Regulatory assets	82.3	85.9
Other long-term assets (restricted cash)	0.3	0.6

Liabilities
Current portion of long-term debt	9.1	9.0
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	80.9	85.3

06/30/2024 Form 10-Q	19	Wisconsin Electric Power Company

NOTE 21—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2024, were approximately $7.1 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we are well positioned to meet the requirements.

Our RICE units are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. After review of the final rule, we believe we are well positioned to meet its requirements.

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

06/30/2024 Form 10-Q	20	Wisconsin Electric Power Company

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

The effective date for the initial nonattainment area designation was August 2018 and the attainment status is evaluated every 3 years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit adequate SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a May 2025 deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect 18 months from the May 2025 deadline if the SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas. The WDNR intends to submit a SIP revision by the May 2025 deadline.

The next attainment evaluation date is August 2024. If the moderate attainment deadline is not met, the EPA will propose the nonattainment areas in Wisconsin be redesignated as serious nonattainment based on 2021-2023 data. We are currently evaluating what, if any, impacts the potential nonattainment redesignation will have on our operations.

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until May 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units.

Climate Change

In May 2023, the EPA proposed GHG performance standards for fossil-fired steam generating and natural gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. The final rule, known as the Greenhouse Gas Power Plant Rule, was published in May 2024. Pursuant to the final rule, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our new Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the Greenhouse Gas Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. The EPA indicated that it intends to draft a new rule for existing natural gas-fired units and opened a non-regulatory docket for this new rulemaking. The EPA has stated it anticipates a proposed rule by the end of 2024.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

06/30/2024 Form 10-Q	21	Wisconsin Electric Power Company

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle Power Plant, and the 2018 retirement of the Pleasant Prairie Power Plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8 in late 2025. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

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

We have received interim BTA determinations for all generation facilities where Section 316(b) is applicable. With respect to OCPP Units 7 and 8, we believe the WDNR will determine that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts in accordance with the requirements in the CWA when the WPDES permit for those units is reissued, which is expected in 2025.

Steam Electric Effluent Limitation Guidelines

The EPA's final ELG rule, which took effect in January 2016 ("2015 ELG rule"), was modified in 2020 ("2020 ELG rule"), and again in 2024 with the May 2024 publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The three requirements that affect us relate to discharge limits for BATW, FGD wastewater, and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at OCPP and ERGS to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $97 million in capital investment.

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All of our coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a Notice of Planned Participation by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for the ERGS coal-fueled facility.

The final Supplemental ELG Rule allows owners of coal-fueled units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns

06/30/2024 Form 10-Q	22	Wisconsin Electric Power Company

(i.e., energy emergencies, reliability must run agreements, etc.) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

We are still evaluating the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills. Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the 8th Circuit.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2024	December 31, 2023
Regulatory assets	$11.2	$12.2
Reserves for future environmental remediation (1)	10.3	10.3

(1)Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

We expect the final rule, which will become effective in November 2024, to have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 8, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

06/30/2024 Form 10-Q	23	Wisconsin Electric Power Company

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Six Months Ended June 30
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$236.9	$233.5
Cash paid for income taxes, net (1)	59.9	65.0
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	102.6	61.0

(1)    Cash paid for income taxes in 2024 was net of $10.7 million related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$6.1
Restricted cash included in other current assets	0.3	0.8
Restricted cash included in other long-term assets	0.3	0.6
Cash, cash equivalents, and restricted cash	$0.6	$7.5

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 20, Variable Interest Entities, for more information.

NOTE 23—REGULATORY ENVIRONMENT

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

06/30/2024 Form 10-Q	24	Wisconsin Electric Power Company

next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

A decision is expected in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025 and 2026.

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2024 Form 10-Q	25	Wisconsin Electric Power Company

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

Creating a Sustainable Future

WEC Energy Group's ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation at its electric utilities, including us. The retirements will contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables and clean natural gas generation should better balance supply with demand, while maintaining reliable, affordable energy for our customers.

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

WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of OCPP Units 7 and 8 in late 2025. For more information on the retirement of OCPP Units 5 and 6, see Note 6, Regulatory Assets and Liabilities. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and

06/30/2024 Form 10-Q	26	Wisconsin Electric Power Company

•250 MWs of battery storage.

As part of WEC Energy Group's ESG progress Plan, we also plan on investing in a combination of clean, natural gas-fired generation, including:

•1,100 MWs of combustion turbines to be constructed at our OCPP site (we plan on constructing a new natural gas lateral pipeline to support this generation); and
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County.

In May 2024, we completed the acquisition of an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility. See Note 2, Acquisitions, for more information.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 28 Solar Now projects and currently have another two under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that we would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to our portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs. Under this program, we have signed up five customers for a total of 44 MWs of generation capacity.

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

In December 2023, WEC Energy Group started a pilot program with the Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test a new form of long-duration energy storage on the U.S. electric grid at our Valley power plant. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. WEC Energy Group expects the full pilot to be completed in 2024.

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

06/30/2024 Form 10-Q	27	Wisconsin Electric Power Company

In April 2024, we filed a request with the PSCW to construct an LNG facility with a storage capacity of two Bcf, which would be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of the 2024-2028 capital plan and would provide another approximately two Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

06/30/2024 Form 10-Q	28	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024

Earnings

Our earnings for the second quarter of 2024 were $85.3 million, compared with $111.6 million for the same quarter in 2023. See below for information on the $26.3 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the three months ended June 30, 2024 and 2023 was $213.4 million and $244.1 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2024 Form 10-Q	29	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the second quarter of 2024, with the same quarter in 2023, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Electric revenues	$835.1	$828.9	$6.2
Fuel and purchased power	254.3	261.5	7.2
Total electric margins	580.8	567.4	13.4

Natural gas revenues	66.9	71.4	(4.5)
Cost of natural gas sold	25.6	31.0	5.4
Total natural gas margins	41.3	40.4	0.9

Total electric and natural gas margins	622.1	607.8	14.3

Other operation and maintenance	237.4	206.0	(31.4)
Depreciation and amortization	142.0	129.3	(12.7)
Property and revenue taxes	29.3	28.4	(0.9)
Operating income	213.4	244.1	(30.7)

Other income, net	16.2	19.0	(2.8)
Interest expense	120.4	116.9	(3.5)
Income before income taxes	109.2	146.2	(37.0)

Income tax expense	23.6	34.3	10.7
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$85.3	$111.6	$(26.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$89.6	$57.5	$(32.1)
Transmission (1)	89.5	87.9	(1.6)
We Power (2)	33.1	35.5	2.4
Regulatory amortizations and other pass through expenses (3)	25.4	25.3	(0.1)
Earnings sharing mechanism	(0.2)	(0.2)	—
Total other operation and maintenance	$237.4	$206.0	$(31.4)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2024 and 2023, $90.8 million and $83.0 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the second quarter of 2024 and 2023, $29.3 million and $35.8 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2024 Form 10-Q	30	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	1,816.8	1,753.0	63.8
Small commercial and industrial	2,106.7	2,076.6	30.1
Large commercial and industrial	1,613.1	1,598.7	14.4
Other	21.7	20.7	1.0
Total retail	5,558.3	5,449.0	109.3
Wholesale	130.8	118.9	11.9
Resale	1,194.2	902.1	292.1
Total sales in MWh	6,883.3	6,470.0	413.3

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	42.9	49.4	(6.5)
Commercial and industrial	26.3	30.3	(4.0)
Total retail	69.2	79.7	(10.5)
Transportation	53.6	49.1	4.5
Total sales in therms	122.8	128.8	(6.0)

	Three Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (891 Normal)	631	758	(16.8)%
Cooling (176 Normal)	202	158	27.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $6.2 million during the second quarter of 2024, compared with the same quarter in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $13.4 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the higher electric utility margins were:

•A $7.8 million increase in margins related to higher retail sales volumes, driven by the impact of warmer spring weather during the second quarter of 2024, compared with the same quarter in 2023. As measured by cooling degree days, the second quarter of 2024 was 27.8% warmer than the same quarter in 2023.

•Higher margins of $2.8 million related to wholesale sales volumes.

•A $2.7 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2%

06/30/2024 Form 10-Q	31	Wisconsin Electric Power Company

price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for either future recovery or refund to customers.

Natural Gas Revenues

Natural gas revenues decreased $4.5 million during the second quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 23% during the second quarter of 2024, compared with the same quarter in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $0.9 million during the second quarter of 2024, compared with the same quarter in 2023. The most significant factor impacting the higher natural gas utility margins was a $2.3 million increase in margins related to the impact of our limited rate case re-opener approved by the PSCW, effective January 1, 2024. See Note 24, Regulatory Environment, in our 2023 Annual Report on Form 10-K, for more information on the 2024 limited rate case re-opener. This increase in margins was partially offset by a $1.3 million decrease in margins from lower retail sales volumes, driven by the impact of warmer spring weather during the second quarter of 2024, compared with the same quarter in 2023. As measured by heating degree days, the second quarter of 2024 was 16.8% warmer than the same quarter in 2023.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $45.0 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $22.2 million decrease in pre-tax gains on the sale of land, related to the land sale at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

•A $12.7 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $3.8 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain the distribution systems and for storm restoration during the second quarter of 2024, compared with the same quarter in 2023.

•A $2.7 million increase in expenses associated with legal claims during the second quarter of 2024, compared with the same quarter in 2023.

Interest Expense

Interest expense increased $3.5 million during the second quarter of 2024, compared with the same quarter in 2023, driven by the impact of our long-term debt issuance in May 2024, higher average short-term debt balances, and increased short-term debt interest rates.

Income Tax Expense

Income tax expense decreased $10.7 million during the second quarter of 2024, compared with the same quarter in 2023, primarily due to lower pre-tax income and a $1.3 million increase in PTCs.

06/30/2024 Form 10-Q	32	Wisconsin Electric Power Company

SIX MONTHS ENDED JUNE 30, 2024

Earnings

Our earnings for the six months ended June 30, 2024 were $219.3 million, compared to $233.3 million for the same period in 2023. See below for information on the $14.0 million decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Our utility segment operating income for the six months ended June 30, 2024 and 2023 was $488.0 million and $501.5 million, respectively. The discussion below includes a table that provides the calculation of electric margins and natural gas margins, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2024 Form 10-Q	33	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Electric revenues	$1,685.5	$1,676.6	$8.9
Fuel and purchased power	508.6	548.3	39.7
Total electric margins	1,176.9	1,128.3	48.6

Natural gas revenues	255.3	315.6	(60.3)
Cost of natural gas sold	123.5	188.7	65.2
Total natural gas margins	131.8	126.9	4.9

Total electric and natural gas margins	1,308.7	1,255.2	53.5

Other operation and maintenance	479.0	438.3	(40.7)
Depreciation and amortization	281.6	257.1	(24.5)
Property and revenue taxes	60.1	58.3	(1.8)
Operating income	488.0	501.5	(13.5)

Other income, net	32.5	34.1	(1.6)
Interest expense	241.2	234.7	(6.5)
Income before income taxes	279.3	300.9	(21.6)

Income tax expense	59.4	67.0	7.6
Preferred stock dividend requirements	0.6	0.6	—
Net income attributed to common shareholder	$219.3	$233.3	$(14.0)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$181.9	$138.8	$(43.1)
Transmission (1)	178.9	178.5	(0.4)
We Power (2)	66.7	71.0	4.3
Regulatory amortizations and other pass through expenses (3)	51.9	50.4	(1.5)
Earnings sharing mechanism	(0.4)	(0.4)	—
Total other operation and maintenance	$479.0	$438.3	$(40.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2024 and 2023, $180.0 million and $165.6 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2024 and 2023, $58.8 million and $62.4 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2024 Form 10-Q	34	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	3,684.3	3,634.2	50.1
Small commercial and industrial	4,212.5	4,163.9	48.6
Large commercial and industrial	3,161.5	3,153.5	8.0
Other	50.9	50.9	—
Total retail	11,109.2	11,002.5	106.7
Wholesale	289.4	270.1	19.3
Resale	2,418.3	2,085.6	332.7
Total sales in MWh	13,816.9	13,358.2	458.7

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	198.3	218.5	(20.2)
Commercial and industrial	113.0	125.2	(12.2)
Total retail	311.3	343.7	(32.4)
Transportation	131.3	124.0	7.3
Total sales in therms	442.6	467.7	(25.1)

	Six Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (4,173 Normal)	3,332	3,591	(7.2)%
Cooling (176 Normal)	202	158	27.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

Electric Revenues

Electric revenues increased $8.9 million during the six months ended June 30, 2024, compared with the same period in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins increased $48.6 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the higher electric utility margins were:

•A $33.4 million period-over-period positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for either future recovery or refund to customers.

•A $9.5 million increase in margins related to higher retail sales volumes, including steam operations, driven by the impact of warmer spring weather during the six months ended June 30, 2024, compared with the same period in 2023. As measured by cooling degree days, the six months ended June 30, 2024 were 27.8% warmer than the same period in 2023.

06/30/2024 Form 10-Q	35	Wisconsin Electric Power Company

•Higher margins of $3.7 million related to wholesale sales volumes.

Natural Gas Revenues

Natural gas revenues decreased $60.3 million during the six months ended June 30, 2024, compared with the same period in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 33% during the six months ended June 30, 2024, compared with the same period in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $4.9 million during the six months ended June 30, 2024, compared with the same period in 2023. The most significant factor impacting the higher natural gas utility margins was a $13.5 million increase in margins related to the impact of our limited rate case re-opener approved by the PSCW, effective January 1, 2024. This increase in margins was partially offset by an $8.4 million decrease in margins from lower retail sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2024, compared with the same period in 2023. As measured by heating degree days, the six months ended June 30, 2024 were 7.2% warmer than the same period in 2023.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $67.0 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $24.5 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $21.6 million decrease in pre-tax gains on the sales of land, primarily related to the land sale at the site of our former Pleasant Prairie power plant in 2023.

•A $10.1 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain the distribution systems and for storm restoration during the six months ended June 30, 2024, compared with the same period in 2023.

•A $4.4 million increase in expenses associated with legal claims during the six months ended June 30, 2024, compared with the same period in 2023.

•A $3.3 million increase in expense related to environmental remediation and related studies during the six months ended June 30, 2024, compared with the same period in 2023.

Interest Expense

Interest expense increased $6.5 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by higher average short-term debt balances, increased short-term debt interest rates, and the impact of our long-term debt issuance in May 2024.

Income Tax Expense

Income tax expense decreased $7.6 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by lower pre-tax income and a $1.3 million increase in PTCs.

06/30/2024 Form 10-Q	36	Wisconsin Electric Power Company

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$616.8	$458.3	$158.5
Investing activities	(641.9)	(600.2)	(41.7)
Financing activities	18.2	125.0	(106.8)

Operating Activities

Net cash provided by operating activities increased $158.5 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•A $65.6 million increase in cash related to lower payments for other operation and maintenance expenses. During the six months ended June 30, 2024, our payments were lower associated with charitable projects, as well as due to the timing of payments for accounts payable.

•A $52.2 million increase in cash driven by lower amounts of collateral paid to counterparties during the six months ended June 30, 2024, compared with same period in 2023, as well as lower realized losses on derivative instruments recognized during the six months ended June 30, 2024, compared with the same period in 2023.

•A $26.7 million increase in cash from lower payments for fuel and purchased power at our generation plants during the six months ended June 30, 2024, compared with the same period in 2023, primarily driven by a decrease in the price of natural gas.

•A $6.2 million increase in cash from lower payments for property and revenue taxes, driven by the timing of payments for gross receipts taxes during the six months ended June 30, 2024, compared with the same period in 2023.

•A $5.1 million increase in cash related to lower cash paid for income taxes during the six months ended June 30, 2024, compared with the same period in 2023, driven by proceeds received during the six months ended June 30, 2024, related to 2023 and 2024 PTCs sold to third parties.

Investing Activities

Net cash used in investing activities increased $41.7 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•An $80.5 million increase in cash paid for capital expenditures during the six months ended June 30, 2024, which is discussed in more detail below.

•A $23.4 million decrease in proceeds received from the sale of assets during the six months ended June 30, 2024, compared with the same period in 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

06/30/2024 Form 10-Q	37	Wisconsin Electric Power Company

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $15.4 million decrease in cash paid for ATC's construction costs during the six months ended June 30, 2024, compared with the same period in 2023. These construction costs are reimbursable by ATC.

•Proceeds of $6.2 million received for the reimbursement of ATC's construction costs during the six months ended June 30, 2024. There were no proceeds received for reimbursement of ATC's construction costs during the same period in 2023.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2024	2023	Change in 2024 Over 2023
Capital expenditures	$548.3	$467.8	$80.5

The increase in cash paid for capital expenditures during the six months ended June 30, 2024, compared with the same period in 2023, was driven by higher payments for our electric distribution system and at one of our proposed generation facilities. These increases in capital expenditures were partially offset by decreased payments for the construction of our LNG facility, which was completed in November 2023, and the natural gas-fired generation constructed at WPS's Weston power plant site, which we partially own.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities decreased $106.8 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by equity contributions of $705.0 million received from our parent during the six months ended June 30, 2023, to balance our capital structure. There were no equity contributions received from our parent during the six months ended June 30, 2024.

This decrease in cash was partially offset by:

•A $349.2 million increase in cash due to the issuance of long-term debt during the six months ended June 30, 2024. We did not issue any long-term debt during the same period in 2023.

•A $257.4 million increase in cash due to lower net repayments of commercial paper during the six months ended June 30, 2024, compared with the same period in 2023.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 10, Short-Term Debt and Lines of Credit, and Note 11, Long-Term Debt.

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

06/30/2024 Form 10-Q	38	Wisconsin Electric Power Company

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

(1)This includes actual capital expenditures incurred through June 30, 2024, as well as estimated capital expenditures for the remainder of the year.

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

•In May 2024, we completed the acquisition of an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin, for $98.2 million.

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

06/30/2024 Form 10-Q	39	Wisconsin Electric Power Company

•In April 2024, we filed a request with the PSCW to build five natural gas fired combustion turbines capable of producing approximately 1,100 MWs which would be located at the existing OCPP site. If approved, the cost of this project is estimated to be approximately $1.2 billion.

•In April 2024, we filed a request with the PSCW to add seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs. If approved, the cost of this project is estimated to be approximately $280 million.

•In April 2024, we filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the OCPP site. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $180 million.

•In April 2024, we filed a request with the PSCW to construct an LNG facility which would be located on the OCPP site. If approved, the facility would have a storage capacity of two Bcf and the cost of this project is estimated to be approximately $456 million.

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

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and related USITC investigation, and CBP actions, related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

See Note 11, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2024.

Common Stock Dividends

During the six months ended June 30, 2024, we paid common stock dividends of $120.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 10, Short-Term Debt and Lines of Credit, Note 17, Guarantees, and Note 20, Variable Interest Entities.

06/30/2024 Form 10-Q	40	Wisconsin Electric Power Company

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

At June 30, 2024, our current liabilities exceeded our current assets by $458.1 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 10, Short-Term Debt and Lines of Credit, and Note 11, Long-Term Debt, for more information about our credit facility, commercial paper, and debt securities.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at June 30, 2024, we could have been required to post $103 million of additional collateral or other assurances pursuant to the

06/30/2024 Form 10-Q	41	Wisconsin Electric Power Company

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

The PSCW opened a docket to consider the petition and, in December 2022, granted the petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. After a petition by the WUA to reopen or rehear the case expired without action by the PSCW, the WUA filed an appeal with the Dane County Circuit Court. On April 26, 2024, the circuit court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review, and in June 2024 the PSCW issued an order to reopen the docket to consider modifications based upon the circuit court’s remand. The petitioner has appealed the circuit court decision to the Wisconsin Court of Appeals. We are continuing to monitor this case for any potential impact on our business operations.

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

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four Southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

06/30/2024 Form 10-Q	42	Wisconsin Electric Power Company

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four Southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. The DOC’s decision also affirmed the Biden Administration’s 24-month tariff moratorium, which expired on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

In April 2024, a coalition of several U.S. producers of solar panels filed a petition with the DOC requesting new tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties implemented after the expiration of the moratorium. In May 2024, in response to the petition, the DOC initiated a new AD/CVD investigation of solar panels from the four Southeast Asian countries.

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC will proceed with preliminary determinations in its investigation. If the DOC and USITC make affirmative determinations in their investigations, the DOC may impose enhanced duties, including retroactive duties in certain circumstances. The USITC’s investigation is also proceeding. Final determinations are scheduled for late 2024 and early 2025.

The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

We are continuing to monitor these investigations as they progress to determine the potential impact on our business and results of operations.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under the IRA transferability option, we entered into a sales agreement in May 2024 to sell substantially all of our 2024 PTCs to a third party. See Note 14, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

06/30/2024 Form 10-Q	43	Wisconsin Electric Power Company

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during the three and six months ended June 30, 2024 and 2023, as measured by degree days, may be found in Results of Operations.

Our operations, primarily our electric operations, can be negatively impacted from storms. High wind conditions, lightning, hail, and flooding from storms can result in downed wires and poles, as well as damage to wind and solar generation facilities and other operating equipment. This can result in us incurring significant restoration costs and lost revenue to our customers. Our rates include a fixed amount for expected storm restoration costs. To the extent actual storm restoration costs are above what is included in these rates, our earnings are negatively impacted and it becomes more difficult to achieve our authorized ROE.

06/30/2024 Form 10-Q	44	Wisconsin Electric Power Company

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2023 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 15, Fair Value Measurements, Note 16, Derivative Instruments, and Note 17, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2024 Form 10-Q	45	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2023 Annual Report on Form 10-K. See Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2023 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2024 Form 10-Q	46	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 21 of Wisconsin Electric Power Company, effective as of May 7, 2024, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric Power Company's Form 8-K filed May 14, 2024.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2024 Form 10-Q	47	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	July 31, 2024	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2024 Form 10-Q	48	Wisconsin Electric Power Company