Form 10-Q
period 2024-09-30
WISCONSIN ELECTRIC POWER CO
filed 2024-11-01
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
September 30, 2024

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

09/30/2024 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

09/30/2024 Form 10-Q	ii	Wisconsin Electric Power Company

Other Terms and Abbreviations
AD	Antidumping
AMI	Advanced Metering Infrastructure
Badger Hollow	Badger Hollow Wind Energy Generation Facility
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2025-2029
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
West Riverside	West Riverside Energy Center
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

09/30/2024 Form 10-Q	iii	Wisconsin Electric Power Company

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

09/30/2024 Form 10-Q	1	Wisconsin Electric Power Company

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

09/30/2024 Form 10-Q	2	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2024	2023	2024	2023
Operating revenues	$1,079.3	$1,103.1	$3,020.1	$3,095.3

Operating expenses
Cost of sales	353.9	394.3	986.0	1,131.3
Other operation and maintenance	241.6	236.6	720.6	674.9
Depreciation and amortization	145.5	132.8	427.1	389.9
Property and revenue taxes	17.0	28.5	77.1	86.8
Total operating expenses	758.0	792.2	2,210.8	2,282.9

Operating income	321.3	310.9	809.3	812.4

Other income, net	19.5	17.9	52.0	52.0
Interest expense	123.3	115.3	364.5	350.0
Other expense	(103.8)	(97.4)	(312.5)	(298.0)

Income before income taxes	217.5	213.5	496.8	514.4
Income tax expense	47.8	49.7	107.2	116.7
Net income	169.7	163.8	389.6	397.7

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$169.4	$163.5	$388.7	$396.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	3	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$253.4	$6.1
Accounts receivable and unbilled revenues, net of reserves of $40.8 and $44.5, respectively	558.0	573.0
Accounts receivable from related parties	101.3	143.9
Materials, supplies, and inventories	313.8	310.6
Prepaid taxes	82.0	112.7
Other prepayments	16.0	26.7
Other	25.4	32.3
Current assets	1,349.9	1,205.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,857.6 and $5,779.2, respectively	12,385.8	11,585.5
Regulatory assets (September 30, 2024 and December 31, 2023 include $79.1 and $85.9, respectively, related to WEPCo Environmental Trust)	2,945.2	2,860.7
Pension and OPEB assets	74.7	71.0
Other	91.6	118.9
Long-term assets	15,497.3	14,636.1
Total assets	$16,847.2	$15,841.4

Liabilities and Equity
Current liabilities
Short-term debt	$—	$360.8
Current portion of long-term debt (September 30, 2024 and December 31, 2023 include $9.1 and $9.0, respectively, related to WEPCo Environmental Trust)	559.1	309.0
Current portion of finance lease obligations	96.4	87.8
Accounts payable	349.9	332.1
Accounts payable to related parties	189.2	193.8
Other	201.7	201.4
Current liabilities	1,396.3	1,484.9

Long-term liabilities
Long-term debt (September 30, 2024 and December 31, 2023 include $80.9 and $85.3, respectively, related to WEPCo Environmental Trust)	3,732.1	3,045.4
Finance lease obligations	2,776.0	2,752.2
Deferred income taxes	1,592.4	1,513.5
Regulatory liabilities	1,703.0	1,631.4
Other	354.7	330.5
Long-term liabilities	10,158.2	9,273.0

Commitments and contingencies (Note 21)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,552.9	2,552.4
Retained earnings	2,376.5	2,167.8
Common shareholder's equity	5,262.3	5,053.1

Preferred stock	30.4	30.4
Total liabilities and equity	$16,847.2	$15,841.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2024	2023
Operating activities
Net income	$389.6	$397.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	427.1	389.9
Deferred income taxes and ITCs, net	60.7	22.7
Change in –
Accounts receivable and unbilled revenues, net	52.1	52.3
Materials, supplies, and inventories	(3.2)	22.7
Prepaid taxes	30.7	32.7
Other current assets	22.1	12.2
Accounts payable	(22.1)	(77.3)
Accrued interest	31.3	34.5
Other current liabilities	(5.4)	(25.3)
Other, net	21.2	(53.1)
Net cash provided by operating activities	1,004.1	809.0

Investing activities
Capital expenditures	(988.0)	(741.3)
Acquisition of West Riverside	(97.9)	(95.3)
Acquisition of Whitewater	—	(38.0)
Proceeds from the sale of assets	1.2	24.3
Reimbursement for ATC's construction costs	6.2	—
Payments for ATC's construction costs that will be reimbursed	(0.6)	(16.2)
Other, net	(2.7)	(7.4)
Net cash used in investing activities	(1,081.8)	(873.9)

Financing activities
Change in short-term debt	(360.8)	(424.7)
Issuance of long-term debt	947.4	—
Retirement of long-term debt	(4.5)	(4.4)
Payments for finance lease obligations	(64.9)	(56.8)
Equity contribution from parent	—	775.0
Payment of dividends to parent	(180.0)	(260.0)
Other, net	(10.0)	(0.9)
Net cash provided by financing activities	327.2	28.2

Net change in cash, cash equivalents, and restricted cash	249.5	(36.7)
Cash, cash equivalents, and restricted cash at beginning of period	7.5	47.7
Cash, cash equivalents, and restricted cash at end of period	$257.0	$11.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	134.0	134.0	—	134.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	(0.1)	0.4	—	0.4
Balance at March 31, 2024	$332.9	$2,552.9	$2,241.7	$5,127.5	$30.4	$5,157.9
Net income attributed to common shareholder	—	—	85.3	85.3	—	85.3
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2024	$332.9	$2,552.9	$2,267.1	$5,152.9	$30.4	$5,183.3
Net income attributed to common shareholder	—	—	169.4	169.4	—	169.4
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Balance at September 30, 2024	$332.9	$2,552.9	$2,376.5	$5,262.3	$30.4	$5,292.7

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	121.7	121.7	—	121.7
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	415.0	—	415.0	—	415.0
Stock-based compensation and other	—	0.5	0.1	0.6	—	0.6
Balance at March 31, 2023	$332.9	$2,162.3	$2,118.9	$4,614.1	$30.4	$4,644.5
Net income attributed to common shareholder	—	—	111.6	111.6	—	111.6
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	290.0	—	290.0	—	290.0
Balance at June 30, 2023	$332.9	$2,452.3	$2,170.5	$4,955.7	$30.4	$4,986.1
Net income attributed to common shareholder	—	—	163.5	163.5	—	163.5
Payment of dividends to parent	—	—	(140.0)	(140.0)	—	(140.0)
Equity contribution from parent	—	70.0	—	70.0	—	70.0
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at September 30, 2023	$332.9	$2,522.4	$2,193.9	$5,049.2	$30.4	$5,079.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In May 2024, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity for $97.9 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to the acquisition, WPS received approval to transfer its ownership interest rights to us. Including this acquisition, we own 200 MWs, or 27.5%, of West Riverside at a total cost of $193.2 million.

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

09/30/2024 Form 10-Q	7	Wisconsin Electric Power Company

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Wisconsin Electric Power Company
Electric utility	$1,028.6	$1,052.5	$2,706.2	$2,721.3
Natural gas utility	48.2	47.8	302.6	362.1
Total revenues from contracts with customers	1,076.8	1,100.3	3,008.8	3,083.4
Other operating revenues	2.5	2.8	11.3	11.9
Total operating revenues	$1,079.3	$1,103.1	$3,020.1	$3,095.3

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Residential	$454.7	$445.9	$1,162.6	$1,141.6
Small commercial and industrial	331.2	327.7	900.9	899.8
Large commercial and industrial	186.8	189.5	466.2	480.2
Other	4.9	4.9	15.4	15.4
Total retail revenues	977.6	968.0	2,545.1	2,537.0
Wholesale	11.1	10.4	35.8	32.4
Resale	35.8	70.0	104.6	130.0
Steam	2.5	2.5	17.3	18.2
Other utility revenues	1.6	1.6	3.4	3.7
Total electric utility operating revenues	$1,028.6	$1,052.5	$2,706.2	$2,721.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Residential	$24.4	$26.9	$198.3	$241.2
Commercial and industrial	7.9	9.2	82.9	110.1
Total retail revenues	32.3	36.1	281.2	351.3
Transportation	4.8	4.2	17.5	15.6
Other utility revenues (1)	11.1	7.5	3.9	(4.8)
Total natural gas utility operating revenues	$48.2	$47.8	$302.6	$362.1

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

09/30/2024 Form 10-Q	8	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Late payment charges	$2.4	$2.6	$8.8	$9.6
Rental revenues	0.2	0.5	2.3	2.2
Alternative revenues (1)	(0.1)	(0.3)	0.2	0.1
Total other operating revenues	$2.5	$2.8	$11.3	$11.9

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

NOTE 5—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2024 and December 31, 2023.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$598.8	$617.5
Allowance for credit losses	40.8	44.5
Accounts receivable and unbilled revenues, net (1)	$558.0	$573.0

Total accounts receivable, net – past due greater than 90 days (1)	$32.2	$37.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.0%	94.1%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2024, $306.3 million, or 54.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2024 Form 10-Q	9	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2024	2023
Balance at July 1	$42.0	$45.1
Provision for credit losses	8.4	5.4
Provision for credit losses deferred for future recovery or refund	7.9	11.5
Write-offs charged against the allowance	(23.7)	(24.1)
Recoveries of amounts previously written off	6.2	4.4
Balance at September 30	$40.8	$42.3

	Nine Months Ended September 30
(in millions)	2024	2023
Balance at January 1	$44.5	$49.7
Provision for credit losses	23.6	16.7
Provision for credit losses deferred for future recovery or refund	28.6	27.0
Write-offs charged against the allowance	(75.2)	(65.7)
Recoveries of amounts previously written off	19.3	14.6
Balance at September 30	$40.8	$42.3

There was a $3.7 million decrease in the allowance for credit losses at September 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, we have seen lower required reserve percentages as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions in the first half of 2024 and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

There was a $7.4 million decrease in the allowance for credit losses at September 30, 2023, compared to January 1, 2023, driven by customer write-offs related to the end of the winter moratorium. In addition, lower energy costs driven by lower natural gas prices contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

09/30/2024 Form 10-Q	10	Wisconsin Electric Power Company

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	September 30, 2024	December 31, 2023
Regulatory assets
We Power finance leases	$1,132.7	$1,109.7
Plant retirement related items (1)	666.1	595.5
Income tax related items	364.3	373.1
Pension and OPEB costs	353.7	348.9
System support resource	105.5	113.2
Uncollectible expense	90.9	62.1
Securitization	79.1	85.9
AROs	51.6	41.2
Bluewater Natural Gas Holding, LLC	20.1	17.2
Energy efficiency programs	17.9	23.3
Environmental remediation costs	10.7	12.2
Derivatives	7.4	45.2
Other, net	45.2	33.2
Total regulatory assets	$2,945.2	$2,860.7

(1)    At September 30, 2024, plant retirement related items included $20.5 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024. See Note 21, Commitments and Contingencies, for more information.

(in millions)	September 30, 2024	December 31, 2023
Regulatory liabilities
Removal costs	$799.0	$758.9
Income tax related items	657.5	683.5
Pension and OPEB benefits	126.0	124.0
Energy costs refundable through rate adjustments	27.0	5.5
Paris (1)	26.7	—
Electric transmission costs	19.4	23.9
Other, net	48.9	40.9
Total regulatory liabilities	$1,704.5	$1,636.7

Balance sheet presentation
Other current liabilities	$1.5	$5.3
Regulatory liabilities	1,703.0	1,631.4
Total regulatory liabilities	$1,704.5	$1,636.7

(1)In accordance with our rate order approved by the PSCW in December 2023, we are deferring to a future rate proceeding the incremental revenue requirement impact associated with the change to the in-service date of Paris.

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $76.8 million at September 30, 2024 was classified as a regulatory asset. In addition, a $43.8 million cost of removal reserve related to the units continued to be classified as a regulatory liability at September 30, 2024. Not included in these amounts was $9.0 million of deferred tax liabilities previously recorded for the retired units. Effective with our rate order issued by the PSCW in December 2022, we received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. We also intend to request FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

09/30/2024 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for Koshkonong, and have also acquired additional projects. See Note 2, Acquisitions, for more information on the acquisitions. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of OCPP Units 7 and 8 was $666.7 million at September 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs:

(in millions)	2024		2023
Balance at January 1	$73.1		$71.7
Accretion	2.0		1.4
Additions	34.0	(1)	—
Balance at September 30	$109.1		$73.1

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

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31, 2023. We did not have any short-term borrowings at September 30, 2024.

(in millions, except percentages)	September 30, 2024	December 31, 2023
Commercial paper
Amount outstanding	$—	$360.8
Weighted-average interest rate on amounts outstanding	—%	5.48%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2024 was $210.4 million with a weighted-average interest rate during the period of 5.46%.

09/30/2024 Form 10-Q	12	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2024
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		—
Available capacity under existing credit facility		$499.0

NOTE 11—LONG-TERM DEBT

In May 2024, we issued $350.0 million of 5.00% Debentures, due May 15, 2029, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In September 2024, we issued $300.0 million of 4.60% Debentures due October 1, 2034 and $300.0 million of 5.05% Debentures due October 1, 2054, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 12—LEASES

In July 2024, we, along with WPS, partnered with an unaffiliated utility to acquire and construct Koshkonong, a utility-scale solar-powered electric generating facility located in Dane County, Wisconsin. Commercial operation of the project is targeted at the end of 2026. Related to our investment in Koshkonong, we, WPS, and our unaffiliated utility partner, entered into several land leases that commenced in the third quarter of 2024. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, these land leases are being amortized over the extended term of the leases. Once Koshkonong achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates.

Our total obligation under the land-related finance leases for Koshkonong was $84.8 million at September 30, 2024, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to Koshkonong was $83.7 million as of September 30, 2024, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the Koshkonong finance leases was 6.05%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Koshkonong as of September 30, 2024, were as follows:

(in millions)
Three Months Ended December 31, 2024	$—
2025	1.5
2026	1.1
2027	4.4
2028	4.5
2029	4.6
Thereafter	358.5
Total minimum lease payments	374.6
Less: Interest	(289.8)
Present value of minimum lease payments	84.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$84.8

09/30/2024 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 13—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2024	December 31, 2023
Materials and supplies	$218.2	$186.6
Fossil fuel	48.0	74.5
Natural gas in storage	47.6	49.5
Total	$313.8	$310.6

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

NOTE 14—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$45.6	21.0%	$44.7	21.0%
State income taxes net of federal tax benefit	13.2	6.1%	12.8	6.0%
Federal excess deferred tax amortization	(6.9)	(3.2)%	(7.2)	(3.4)%
PTCs, net	(6.1)	(2.8)%	(2.7)	(1.3)%
AFUDC-Equity	(2.9)	(1.3)%	(3.0)	(1.4)%
Domestic production activities deferral	2.1	1.0%	2.3	1.1%
Other, net	2.8	1.2%	2.8	1.3%
Total income tax expense	$47.8	22.0%	$49.7	23.3%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$104.1	21.0%	$107.8	21.0%
State income taxes net of federal tax benefit	29.7	6.0%	30.8	6.0%
Federal excess deferred tax amortization	(16.1)	(3.2)%	(17.2)	(3.4)%
PTCs, net	(14.3)	(2.9)%	(9.6)	(1.9)%
AFUDC-Equity	(8.0)	(1.6)%	(7.1)	(1.4)%
Domestic production activities deferral	4.9	1.0%	5.3	1.0%
Other, net	6.9	1.3%	6.7	1.4%
Total income tax expense	$107.2	21.6%	$116.7	22.7%

The effective tax rates for the three and nine months ended September 30, 2024, do not materially differ from the United States statutory federal income tax rate of 21%. This is primarily due to the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs, offset by state income taxes.

The effective tax rates for the three and nine months ended September 30, 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to state income taxes. This item was partially offset by the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below.

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

09/30/2024 Form 10-Q	14	Wisconsin Electric Power Company

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

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting on our 2023 tax return which increased our deferred tax liabilities.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.2	$0.9	$—	$3.1
FTRs	—	—	4.5	4.5
Total derivative assets	$2.2	$0.9	$4.5	$7.6

Derivative liabilities
Natural gas contracts	$4.9	$1.2	$—	$6.1

09/30/2024 Form 10-Q	15	Wisconsin Electric Power Company

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$1.3	$—	$2.2
FTRs	—	—	2.5	2.5
Total derivative assets	$0.9	$1.3	$2.5	$4.7

Derivative liabilities
Natural gas contracts	$16.1	$3.1	$—	$19.2
Coal contracts	—	19.3	—	19.3
Total derivative liabilities	$16.1	$22.4	$—	$38.5

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Balance at the beginning of the period	$9.7	$6.9	$2.5	$2.0
Purchases	—	—	12.1	8.1
Settlements	(5.2)	(3.0)	(10.1)	(6.2)
Balance at the end of the period	$4.5	$3.9	$4.5	$3.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$22.4	$30.4	$21.4
Long-term debt, including current portion	4,291.2	4,288.9	3,354.4	3,255.4

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

09/30/2024 Form 10-Q	16	Wisconsin Electric Power Company

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

	September 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.9	$5.5	$2.2	$18.6
FTRs	4.5	—	2.5	—
Coal contracts	—	—	—	10.2
Total current	7.4	5.5	4.7	28.8

Long-term
Natural gas contracts	0.2	0.6	—	0.6
Coal contracts	—	—	—	9.1
Total long-term	0.2	0.6	—	9.7
Total	$7.6	$6.1	$4.7	$38.5

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	14.5 Dth	$(7.7)	14.3 Dth	$(22.7)
FTRs	5.1 MWh	2.6	5.6 MWh	12.0
Total		$(5.1)		$(10.7)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	53.7 Dth	$(34.1)	50.2 Dth	$(77.2)
FTRs	15.1 MWh	5.9	15.7 MWh	14.0
Total		$(28.2)		$(63.2)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2024 and December 31, 2023, we had posted cash collateral of $14.7 million and $26.7 million, respectively. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.6	$6.1		$4.7	$38.5
Gross amount not offset on the balance sheet	(2.4)	(5.2)	(1)	(1.3)	(16.5)	(2)
Net amount	$5.2	$0.9		$3.4	$22.0

(1)    Includes cash collateral posted of $2.8 million.

(2)    Includes cash collateral posted of $15.2 million.

09/30/2024 Form 10-Q	17	Wisconsin Electric Power Company

NOTE 17—GUARANTEES

As of September 30, 2024, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 18—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Service cost	$2.6	$2.6	$7.8	$7.7
Interest cost	11.1	11.7	33.4	35.3
Expected return on plan assets	(15.3)	(16.0)	(46.1)	(48.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	4.6	2.3	13.6	6.9
Net periodic benefit cost	$2.9	$0.5	$8.6	$1.6

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Service cost	$0.8	$0.6	$2.4	$1.9
Interest cost	2.0	1.9	6.1	5.7
Expected return on plan assets	(2.7)	(3.3)	(8.2)	(10.0)
Amortization of prior service credit	—	(0.3)	(0.1)	(0.7)
Amortization of net actuarial gain	(1.5)	(2.1)	(4.3)	(6.5)
Net periodic benefit credit	$(1.4)	$(3.2)	$(4.1)	$(9.6)

During the nine months ended September 30, 2024, we made contributions and payments of $4.7 million related to our pension plans and an insignificant amount related to our OPEB plans. During the remainder of 2024, we expect to make contributions and payments of $0.2 million related to our OPEB plans and do not expect to make any additional contributions or payments related to our pension plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of September 30, 2024, we recorded a $7.0 million regulatory asset for pension costs and a $14.7 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 19—SEGMENT INFORMATION

We use net income attributed to common shareholder to measure segment profitability and to allocate resources to our business. At September 30, 2024, we reported two segments, our utility segment and our other segment, which are described below.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2024 and 2023.

09/30/2024 Form 10-Q	18	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$3.3	$0.8
Regulatory assets	79.1	85.9
Other long-term assets (restricted cash)	0.3	0.6

Liabilities
Current portion of long-term debt	9.1	9.0
Other current liabilities (accrued interest)	0.4	0.1
Long-term debt	80.9	85.3

09/30/2024 Form 10-Q	19	Wisconsin Electric Power Company

NOTE 21—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2024, were approximately $6.9 billion.

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

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that also supported the reconsideration; however, in August 2023, the EPA announced that it was instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

09/30/2024 Form 10-Q	20	Wisconsin Electric Power Company

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

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit adequate SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a May 2025 deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect 18 months from the May 2025 deadline if the state's SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas. The WDNR has indicated it intends to submit a SIP revision by the May 2025 deadline.

The most recent attainment evaluation date was in August 2024. The moderate attainment deadline was not met, so the EPA will propose the nonattainment areas in Wisconsin be redesignated as serious nonattainment based on 2021-2023 data. The EPA must reclassify the nonattainment areas by February 2025. We continue to evaluate the impacts the nonattainment redesignation will have on our operations.

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

09/30/2024 Form 10-Q	21	Wisconsin Electric Power Company

petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements. In May 2021, WEC Energy Group announced goals to achieve reductions in carbon emissions from its electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility distribution systems. In addition, subject to regulatory approval, WEC Energy Group may procure RTCs.

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

Steam Electric Effluent Limitation Guidelines

The EPA's 2015 final ELG rule, which took effect in January 2016 (2015 ELG rule), was modified in 2020 (2020 ELG rule), and again in 2024 with the May 2024 publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The three requirements that affect us relate to discharge limits for BATW, FGD wastewater, and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at OCPP and ERGS to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $97 million in capital investment.

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

09/30/2024 Form 10-Q	22	Wisconsin Electric Power Company

The final Supplemental ELG Rule allows owners of coal-fueled units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2024	December 31, 2023
Regulatory assets	$10.7	$12.2
Reserves for future environmental remediation (1)	10.3	10.3

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

09/30/2024 Form 10-Q	23	Wisconsin Electric Power Company

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Nine Months Ended September 30
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$330.3	$312.7
Cash paid for income taxes, net (1)	48.6	84.8
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	96.6	133.3
Receivable for the transfer of assets to WPS	—	2.4

(1)    Cash paid for income taxes in 2024 was net of $14.9 million related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$253.4	$6.1
Restricted cash included in other current assets	3.3	0.8
Restricted cash included in other long-term assets	0.3	0.6
Cash, cash equivalents, and restricted cash	$257.0	$7.5

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

09/30/2024 Form 10-Q	24	Wisconsin Electric Power Company

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

09/30/2024 Form 10-Q	25	Wisconsin Electric Power Company

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

WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of OCPP Units 7 and 8. For more information on the retirement of OCPP Units 5 and 6, see Note 6, Regulatory Assets and Liabilities. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and

09/30/2024 Form 10-Q	26	Wisconsin Electric Power Company

•565 MWs of battery storage.

As part of WEC Energy Group's ESG progress Plan, we also plan on investing in a combination of natural gas-fired generation, including:

•1,100 MWs of combustion turbines to be constructed at our OCPP site (we plan on constructing a new natural gas lateral pipeline to support this generation); with
•An additional 675 MWs of combustion turbines planned; and
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County; with
•An additional 114 MWs of RICE natural gas-fueled generation planned.

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

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot associated with our natural gas distribution system. In addition, subject to regulatory approval, WEC Energy Group may procure RTCs.

In December 2023, WEC Energy Group started a pilot program with the Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test a new form of long-duration energy storage on the U.S. electric grid at our Valley power plant. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. WEC Energy Group expects the pilot activities to continue into 2025.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

09/30/2024 Form 10-Q	27	Wisconsin Electric Power Company

We constructed an LNG facility that was placed into commercial operation in November 2023. The facility will provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

In April 2024, we filed a request with the PSCW to construct an LNG facility with a storage capacity of two Bcf, which would be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of the 2025-2029 capital plan, which includes us. The facilities would provide another approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability and system hardening. WEC Energy Group expects to spend approximately $4.5 billion from 2025 to 2029 on reliability related projects at its regulated utilities, which includes us, with continued investment over the next decade.

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

09/30/2024 Form 10-Q	28	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2024

Earnings

Our earnings for the third quarter of 2024 were $169.4 million, compared with $163.5 million for the same quarter in 2023. See below for information on the $5.9 million increase in earnings.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income attributed to common shareholder. The discussion includes financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of financial performance under GAAP. Utility margin (operating revenues less fuel and purchased power costs and cost of natural gas sold) is a non-GAAP financial measure because it excludes certain operation and maintenance expenses applicable to revenues, as well as depreciation and amortization and property and revenue taxes.

We believe that utility margin provides a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses utility margin internally when assessing the operating performance of our utility segment as this measure excludes the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of utility margin herein is intended to provide supplemental information for investors regarding our operating performance.

Our utility margin may not be comparable to similar measures presented by other companies. Furthermore, this measure is not intended to replace gross margin as determined in accordance with GAAP as an indicator of operating performance. Our utility segment discussion below includes a table that provides the calculation of both gross margin as determined in accordance with GAAP and utility margin, as well as a reconciliation between the two measures.

09/30/2024 Form 10-Q	29	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the third quarter of 2024, with the same quarter in 2023, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$1,079.3	$1,103.1	$(23.8)

Operating expenses
Cost of sales (1)	353.9	394.3	40.4
Other operation and maintenance	241.6	236.6	(5.0)
Depreciation and amortization	145.5	132.8	(12.7)
Property and revenue taxes	17.0	28.5	11.5
Operating income	321.3	310.9	10.4

Other income, net	19.5	17.9	1.6
Interest expense	123.3	115.3	(8.0)
Income before income taxes	217.5	213.5	4.0

Income tax expense	47.8	49.7	1.9
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$169.4	$163.5	$5.9

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$95.9	$90.6	$(5.3)
Transmission (1)	89.4	89.4	—
We Power (2)	32.5	35.8	3.3
Regulatory amortizations and other pass through expenses (3)	24.0	21.0	(3.0)
Earnings sharing mechanism	(0.2)	(0.2)	—
Total other operation and maintenance	$241.6	$236.6	$(5.0)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2024 and 2023, $96.5 million and $90.1 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the third quarter of 2024 and 2023, $27.8 million and $26.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2024 Form 10-Q	30	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	2,363.1	2,345.2	17.9
Small commercial and industrial	2,357.4	2,327.8	29.6
Large commercial and industrial	1,763.5	1,758.5	5.0
Other	21.8	22.0	(0.2)
Total retail	6,505.8	6,453.5	52.3
Wholesale	143.0	125.2	17.8
Resale	1,315.8	2,078.8	(763.0)
Total sales in MWh	7,964.6	8,657.5	(692.9)

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	20.7	20.5	0.2
Commercial and industrial	14.6	13.3	1.3
Total retail	35.3	33.8	1.5
Transportation	48.3	41.8	6.5
Total sales in therms	83.6	75.6	8.0

	Three Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (94 Normal)	28	32	(12.5)%
Cooling (599 Normal)	600	676	(11.2)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

09/30/2024 Form 10-Q	31	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Electric revenues	$1,030.8	$1,055.1	$(24.3)
Natural gas revenues	48.5	48.0	0.5
Operating revenues	1,079.3	1,103.1	(23.8)

Operating expenses
Fuel and purchased power	(336.6)	(376.7)	40.1
Cost of natural gas sold	(17.3)	(17.6)	0.3
Other operation and maintenance (1)	(184.4)	(190.5)	6.1
Depreciation and amortization	(145.5)	(132.8)	(12.7)
Property and revenue taxes	(17.0)	(28.5)	11.5
Gross margin (GAAP)	378.5	357.0	21.5

Other operation and maintenance (1)	184.4	190.5	(6.1)
Depreciation and amortization	145.5	132.8	12.7
Property and revenue taxes	17.0	28.5	(11.5)
Utility margin (non-GAAP)	$725.4	$708.8	$16.6

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; costs associated with the We Power generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $21.5 million during the third quarter of 2024, compared with the same quarter in 2023, and utility margin (non-GAAP) increased $16.6 million during the third quarter of 2024, compared with the same quarter in 2023. Both measures were driven by:

•A $10.6 million increase in margins related to higher overall retail sales volumes driven by our electric residential and commercial and industrial customers during the third quarter of 2024, compared with the same quarter in 2023.

•A $4.8 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the larger increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•An $11.5 million decrease in property and revenue taxes; and

•A $3.3 million decrease in other operation and maintenance expense related to the We Power leases; partially offset by

•A $12.7 million increase in depreciation and amortization expense.

09/30/2024 Form 10-Q	32	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $6.2 million during the third quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $12.7 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $7.4 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

These increases in other operating expenses were partially offset by:

•An $11.5 million decrease in property and revenue taxes driven by a favorable adjustment related to a sales tax audit.

•A $3.3 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

Interest Expense

Interest expense at the utility segment increased $8.0 million during the third quarter of 2024, compared with the same quarter in 2023, driven by the impact of our long-term debt issuances in May 2024 and September 2024. See Note 11, Long-Term Debt, for more information.

Income Tax Expense

Income tax expense at the utility segment decreased $1.9 million during the third quarter of 2024, compared with the same quarter in 2023, primarily due to a $3.4 million increase in PTCs, partially offset by higher pre-tax income.

NINE MONTHS ENDED SEPTEMBER 30, 2024

Earnings

Our earnings for the nine months ended September 30, 2024 were $388.7 million, compared to $396.8 million for the same period in 2023. See below for information on the $8.1 million decrease in earnings.

Expected 2024 Annual Effective Tax Rate

We expect our 2024 annual effective tax rate to be between 21% and 22%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

Non-GAAP Financial Measures

The discussion below addresses the contribution of our utility segment to net income attributed to common shareholder. The discussion includes financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of financial performance under GAAP. Utility margin (operating revenues less fuel and purchased power costs and cost of natural gas sold) is a non-GAAP financial measure because it excludes certain operation and maintenance expenses applicable to revenues, as well as depreciation and amortization and property and revenue taxes.

We believe that utility margin provides a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses utility margin internally when assessing the operating performance of our utility segment as this measure

09/30/2024 Form 10-Q	33	Wisconsin Electric Power Company

excludes the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of utility margin herein is intended to provide supplemental information for investors regarding our operating performance.

Our utility margin may not be comparable to similar measures presented by other companies. Furthermore, this measure is not intended to replace gross margin as determined in accordance with GAAP as an indicator of operating performance. Our utility segment discussion below includes a table that provides the calculation of both gross margin as determined in accordance with GAAP and utility margin, as well as a reconciliation between the two measures.

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$3,020.1	$3,095.3	$(75.2)

Operating expenses
Cost of sales (1)	986.0	1,131.3	145.3
Other operation and maintenance	720.6	674.9	(45.7)
Depreciation and amortization	427.1	389.9	(37.2)
Property and revenue taxes	77.1	86.8	9.7
Operating income	809.3	812.4	(3.1)

Other income, net	52.0	52.0	—
Interest expense	364.5	350.0	(14.5)
Income before income taxes	496.8	514.4	(17.6)

Income tax expense	107.2	116.7	9.5
Preferred stock dividend requirements	0.9	0.9	—
Net income attributed to common shareholder	$388.7	$396.8	$(8.1)

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$277.8	$229.4	$(48.4)
Transmission (1)	268.3	267.9	(0.4)
We Power (2)	99.2	106.8	7.6
Regulatory amortizations and other pass through expenses (3)	75.9	71.4	(4.5)
Earnings sharing mechanism	(0.6)	(0.6)	—
Total other operation and maintenance	$720.6	$674.9	$(45.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2024 and 2023, $276.5 million and $255.7 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2024 and 2023, $86.7 million and $89.1 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2024 Form 10-Q	34	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	6,047.4	5,979.4	68.0
Small commercial and industrial	6,569.9	6,491.7	78.2
Large commercial and industrial	4,925.0	4,912.0	13.0
Other	72.7	72.9	(0.2)
Total retail	17,615.0	17,456.0	159.0
Wholesale	432.4	395.3	37.1
Resale	3,734.1	4,164.4	(430.3)
Total sales in MWh	21,781.5	22,015.7	(234.2)

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	219.0	239.0	(20.0)
Commercial and industrial	127.6	138.5	(10.9)
Total retail	346.6	377.5	(30.9)
Transportation	179.6	165.8	13.8
Total sales in therms	526.2	543.3	(17.1)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (4,267 Normal)	3,360	3,623	(7.3)%
Cooling (775 Normal)	802	834	(3.8)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

09/30/2024 Form 10-Q	35	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Electric revenues	$2,716.3	$2,731.7	$(15.4)
Natural gas revenues	303.8	363.6	(59.8)
Operating revenues	3,020.1	3,095.3	(75.2)

Operating expenses
Fuel and purchased power	(845.2)	(925.0)	79.8
Cost of natural gas sold	(140.8)	(206.3)	65.5
Other operation and maintenance (1)	(561.2)	(556.8)	(4.4)
Depreciation and amortization	(427.1)	(389.9)	(37.2)
Property and revenue taxes	(77.1)	(86.8)	9.7
Gross margin (GAAP)	968.7	930.5	38.2

Other operation and maintenance (1)	561.2	556.8	4.4
Depreciation and amortization	427.1	389.9	37.2
Property and revenue taxes	77.1	86.8	(9.7)
Utility margin (non-GAAP)	$2,034.1	$1,964.0	$70.1

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; costs associated with the We Power generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the utility segment increased $38.2 million during the nine months ended September 30, 2024, compared with the same period in 2023, and utility margin (non-GAAP) increased $70.1 million during the nine months ended September 30, 2024, compared with the same period in 2023. Both measures were driven by:

•A $38.2 million period-over-period positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

•An $11.6 million increase in margins related to higher retail sales volumes, driven by our electric residential and commercial and industrial customers during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $10.3 million increase in margins driven by the impact of our limited rate case re-opener approved by the PSCW, effective January 1, 2024.

•Higher margins of $3.4 million related to wholesale sales volumes.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $37.2 million increase in depreciation and amortization expense; and

•A $9.3 million increase in electric and natural gas distribution expenses.

These increases were partially offset by:

•A $9.7 million decrease in property and revenue taxes; and

09/30/2024 Form 10-Q	36	Wisconsin Electric Power Company

•A $7.6 million decrease in other operation and maintenance expense related to the We Power leases.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $73.2 million during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $37.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $22.0 million decrease in pre-tax gains on the sales of land, primarily related to the land sale at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information

•A $9.3 million increase in electric and natural gas distribution expenses, primarily driven by storm restoration and higher costs to maintain the distribution systems during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $7.8 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

•A $4.5 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $4.4 million increase in expenses associated with legal claims.

•A $3.7 million increase in expense related to environmental remediation and related studies.

These increases in other operating expenses were partially offset by:

•A $9.7 million decrease in property and revenue taxes driven by a favorable adjustment related to a sales tax audit.

•A $7.6 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

Interest Expense

Interest expense at the utility segment increased $14.5 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by the impact of our long-term debt issuances in May 2024 and September 2024. See Note 11, Long-Term Debt, for more information.

Income Tax Expense

Income tax expense at the utility segment decreased $9.5 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by lower pre-tax income and a $4.7 million increase in PTCs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

09/30/2024 Form 10-Q	37	Wisconsin Electric Power Company

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$1,004.1	$809.0	$195.1
Investing activities	(1,081.8)	(873.9)	(207.9)
Financing activities	327.2	28.2	299.0

Operating Activities

Net cash provided by operating activities increased $195.1 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $73.7 million increase in cash from lower payments for fuel and purchased power at our generation plants during the nine months ended September 30, 2024, compared with the same period in 2023, primarily driven by a decrease in the price of natural gas.

•A $50.6 million increase in cash driven by lower amounts of collateral paid to counterparties during the nine months ended September 30, 2024, compared with same period in 2023, as well as lower realized losses on derivative instruments recognized during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $36.2 million increase in cash related to lower cash paid for income taxes during the nine months ended September 30, 2024, compared with the same period in 2023, driven by proceeds received during the nine months ended September 30, 2024, related to 2023 and 2024 PTCs sold to third parties.

•A $33.0 million increase in cash related to lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2024, our payments were lower associated with charitable projects, as well as due to the timing of payments for accounts payable.

Investing Activities

Net cash used in investing activities increased $207.9 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $246.7 million increase in cash paid for capital expenditures during the nine months ended September 30, 2024, which is discussed in more detail below.

•A $23.1 million decrease in proceeds received from the sale of assets during the nine months ended September 30, 2024, compared with the same period in 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $15.6 million decrease in cash paid for ATC's construction costs during the nine months ended September 30, 2024, compared with the same period in 2023. These construction costs are reimbursable by ATC.

•Proceeds of $6.2 million received for the reimbursement of ATC's construction costs during the nine months ended September 30, 2024. There were no proceeds received for reimbursement of ATC's construction costs during the same period in 2023.

09/30/2024 Form 10-Q	38	Wisconsin Electric Power Company

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2024	2023	Change in 2024 Over 2023
Capital expenditures	$988.0	$741.3	$246.7

The increase in cash paid for capital expenditures during the nine months ended September 30, 2024, compared with the same period in 2023, was driven by higher payments for our electric distribution system, increased capital expenditures for combustion turbines at OCPP, and higher capital expenditures for renewable energy projects. These increases in capital expenditures were partially offset by decreased payments for natural gas-fired generation constructed at WPS's existing Weston power plant site that we partially own and construction of our LNG facility, which were completed in November 2023 and February 2024, respectively.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities increased $299.0 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $947.4 million increase in cash due to the issuance of long-term debt during the nine months ended September 30, 2024. We did not issue any long-term debt during the same period in 2023.

•An $80.0 million increase in cash due to lower dividends paid to our parent during the nine months ended September 30, 2024, compared with the same period in 2023, to balance our capital structure.

•A $63.9 million increase in cash due to lower net repayments of commercial paper during the nine months ended September 30, 2024, compared with the same period in 2023.

These increases in cash were partially offset by equity contributions of $775.0 million received from our parent during the nine months ended September 30, 2023, to balance our capital structure. There were no equity contributions received from our parent during the nine months ended September 30, 2024.

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

09/30/2024 Form 10-Q	39	Wisconsin Electric Power Company

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

(in millions)
2024	$1,792.7	(1)
2025	3,047.3
2026	3,281.2
Total	$8,121.2

(1)This includes actual capital expenditures incurred through September 30, 2024, as well as estimated capital expenditures for the remainder of the year.

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

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MWs of solar generation and 56 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $473 million, with construction of the solar portion and battery storage expected to be completed in 2025 and 2026, respectively.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $775 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•In May 2024, we completed the acquisition of an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin, for $97.9 million.

•We plan to enhance fuel flexibility at the coal-fired ERGS units.

•In February 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $736 million, with construction of the solar portion and battery storage expected to be completed in 2027.

09/30/2024 Form 10-Q	40	Wisconsin Electric Power Company

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

•In April 2024, we filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the OCPP site. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $200 million.

•In April 2024, we filed a request with the PSCW to construct an LNG facility which would be located on the OCPP site. If approved, the facility would have a storage capacity of two Bcf and the cost of this project is estimated to be approximately $456 million.

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, we will own 120 MWs of solar generation and 50 MWs of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $375 million, with construction expected to be completed in 2028.

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, we will own 120 MWs of solar generation and 40 MWs of battery storage of Saratoga and 160 MWs of solar generation of Ursa. If approved, our share of the cost of Ursa is estimated to be approximately $361 million, with construction expected to be completed in 2027. If approved, our share of the cost of Saratoga is estimated to be approximately $361 million, with construction expected to be completed in 2028.

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 89 MWs of wind generation of Badger Hollow and 53 MWs of wind generation of Whitetail. If approved, our share of the cost of Badger Hollow is estimated to be $284 million, with construction expected to be completed in 2027. If approved, our share of the cost of Whitetail is estimated to be approximately $178 million, with construction expected to be completed in 2027.

•In October 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct Good Oak and Gristmill, two utility-scale solar electric generating facilities. If approved, both Good Oak and Gristmill will be located in Columbia County, Wisconsin. Once fully constructed, we will own 78 MWs of solar generation of Good Oak and 53 MWs of solar generation of Gristmill. If approved, our share of the cost of Good Oak is estimated to be $172 million and the cost of Gristmill is estimated to be approximately $116 million, with construction for both projects expected to be completed in 2028.

The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's 2025-2029 capital plan, which includes us. The facilities would provide another approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from four southeast Asian countries. In response to a new petition in April 2024, the DOC and USITC are conducting additional investigations into the solar panels and cells from the same four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and related USITC investigation, and CBP actions, related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

09/30/2024 Form 10-Q	41	Wisconsin Electric Power Company

Long-Term Debt

See Note 11, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2024.

Common Stock Dividends

During the nine months ended September 30, 2024, we paid common stock dividends of $180.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2024.

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

At September 30, 2024, our current liabilities exceeded our current assets by $46.4 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity of $499.0 million under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

09/30/2024 Form 10-Q	42	Wisconsin Electric Power Company

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at September 30, 2024, we could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

Petition Before PSCW Regarding Third-Party Financed Distributed Energy Resources

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

09/30/2024 Form 10-Q	43	Wisconsin Electric Power Company

In December 2022, the PSCW granted the petitioner’s request for a declaratory ruling in part, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the facts and circumstances of the specific project lease presented in that petition. The PSCW declined to issue the petitioner’s request for a broader declaratory ruling that the petitioner would not be regulated as a "public utility". Upon appeal, in April 2024, the Dane County Circuit Court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. In June 2024, the PSCW issued an order to reopen the docket to consider modifications based upon the circuit court’s remand. On October 3, 2024, the PSCW issued an order declining to issue any declaratory ruling because the project lease originally at issue was no longer going forward. At this time we do not expect any material impact on our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four southeast Asian countries noted above. Duties began to be applied to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia after expiration of the Biden Administration’s 24-month tariff moratorium on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

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

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC began an investigation and, on October 1, 2024 announced a preliminary affirmative determination in its CVD investigation and set preliminary duties on imports from the four southeast Asian countries. Its AD investigation is proceeding and a preliminary determination is scheduled for late 2024. If the DOC and USITC make final affirmative determinations in their investigations, the DOC may impose enhanced duties, including retroactive duties in certain circumstances. Final determinations are scheduled for early 2025.

The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

We are continuing to monitor these investigations as they progress to determine the potential impact on our business and results of operations.

09/30/2024 Form 10-Q	44	Wisconsin Electric Power Company

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

09/30/2024 Form 10-Q	45	Wisconsin Electric Power Company

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during the three and nine months ended September 30, 2024 and 2023, as measured by degree days, may be found in Results of Operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2024 Form 10-Q	46	Wisconsin Electric Power Company

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2024 Form 10-Q	47	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 22 of Wisconsin Electric Power Company, effective as of September 9, 2024, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric Power Company's Form 8-K filed September 13, 2024.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2024 Form 10-Q	48	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 1, 2024	William J. Guc
Vice President, Controller, and Assistant Corporate Secretary

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2024 Form 10-Q	49	Wisconsin Electric Power Company