Form 10-K
period 2024-12-31
WISCONSIN ELECTRIC POWER CO
filed 2025-02-21
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐    No ☒

As of June 30, 2024 (and currently), all of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2025

Common Stock, $10 par value, 33,289,327 shares outstanding

Documents incorporated by reference:

Portions of Wisconsin Electric Power Company's Definitive Information Statement on Schedule 14C for its Annual Meeting of Shareholders, to be held on May 1, 2025, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

2024 Form 10-K	i	Wisconsin Electric Power Company

2024 Form 10-K	ii	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS
The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

2024 Form 10-K	iii	Wisconsin Electric Power Company

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AIA	Affiliated Interest Agreement
AMI	Advanced Metering Infrastructure
AOC	Audit and Oversight Committee of the Board of Directors of WEC Energy Group, Inc.
ARR	Auction Revenue Right
Badger Hollow II	Badger Hollow Solar Park II
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
CSIRT	Cybersecurity Incident Response Team
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Dawn Harvest	Dawn Harvest Solar Energy Center
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
Enterprise Security Director	Director of Enterprise Security & Compliance
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
ERSC	Enterprise Risk Steering Committee
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park

2024 Form 10-K	iv	Wisconsin Electric Power Company

PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
Rothschild	Rothschild Biomass Cogeneration Plant
RTC	Renewable Thermal Credit
RTO	Regional Transmission Organization
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
VAPP	Valley Power Plant
West Riverside	West Riverside Energy Center
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order

2024 Form 10-K	v	Wisconsin Electric Power Company

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, the WEC Energy Group capital plan, liquidity and capital resources, and other matters.

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions including continued economic growth, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, including as a result of the transition to a new presidential administration, and the recovery of associated remediation and compliance costs;

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

2024 Form 10-K	1	Wisconsin Electric Power Company

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

•Risks inherent in electric generation and distribution and natural gas transportation, distribution, and storage activities, including leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and risks related to the ability to obtain adequate insurance to cover such events;

•Factors affecting the implementation of WEC Energy Group's CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and the ability to execute the WEC Energy Group capital plan;

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

•Any impacts on the global economy, including from sanctions and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional or international conflicts, including those in Ukraine, Israel, and other parts of the Middle East;

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

•Risks involved in developing and implementing AI, including data privacy concerns or other legal liability, new or enhanced governmental or regulatory scrutiny or regulations governing the use of AI, the ability to meet expectations or requirements relating to adoption or implementation of AI technology, or other complications related to the use of AI;

•The risk associated with the value of long-lived assets, including intangible assets, and their possible impairment;

2024 Form 10-K	2	Wisconsin Electric Power Company

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

2024 Form 10-K	3	Wisconsin Electric Power Company

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 5, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2024, retail revenues accounted for 93.6% of total electric operating revenues, wholesale revenues accounted for 1.3% of total electric operating revenues, and resale revenues accounted for 4.1% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income Attributed to Common Shareholder for information on MWh sales by customer class.

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

2024 Form 10-K	4	Wisconsin Electric Power Company

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

Electric Sales Forecast

Our service territory experienced 0.3% higher weather-normalized retail electric sales in 2024, compared with 2023. We currently forecast retail electric sales volumes to increase 0.8% for 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Electric customers – end of year
Residential	1,052.2	1,044.9	1,032.6
Small commercial and industrial	120.6	119.3	117.6
Large commercial and industrial	0.6	0.6	0.6
Wholesale and other	1.6	1.6	1.6
Total electric customers – end of year	1,175.0	1,166.4	1,152.4

Steam customers – end of year	0.4	0.4	0.4

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, governmental, real estate, health services, and food manufacturing.

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

2024 Form 10-K	5	Wisconsin Electric Power Company

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2025:

	Estimate (1)	Actual
	2025	2024	2023	2022
Company-owned or leased generation units:
Coal	22.7%	28.9%	30.6%	29.0%
Natural gas:
Combined cycle	27.1%	25.6%	28.4%	26.8%
Steam turbine	0.8%	1.5%	1.2%	1.5%
Natural gas/oil peaking units	5.8%	6.7%	3.5%	1.7%
Renewables (2)	7.9%	5.1%	4.0%	4.7%
Total company-owned or leased generation units	64.3%	67.8%	67.7%	63.7%
Power purchase contracts:
Nuclear	31.1%	30.6%	30.0%	30.3%
Natural gas	—%	—%	—%	3.3%
Renewables (2)	0.7%	0.7%	0.8%	0.7%
Other	—%	—%	0.2%	0.3%
Total power purchase contracts	31.8%	31.3%	31.0%	34.6%
Purchased power from MISO	3.9%	0.9%	1.3%	1.7%
Total purchased power	35.7%	32.2%	32.3%	36.3%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2024 NYMEX.

(2)    Includes hydroelectric, biomass, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own or lease 5,257 MWs of generation capacity, including wholly owned and jointly owned facilities. Our facilities include natural gas-fired plants, coal-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

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

Environmental Goals

WEC Energy Group has announced goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. As of the end of 2024, WEC Energy Group's electric generation fleet has achieved a 56% reduction in carbon emissions from the 2005 baseline. WEC Energy Group expects to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only and to be in a position to eliminate coal as an energy source by the end of 2032.

2024 Form 10-K	6	Wisconsin Electric Power Company

Creating a Sustainable Future

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. The retirements are intended to address compliance with the EPA Clean Air rules as well as contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and reliable, efficient natural gas generation discussed in more detail below should better balance our supply with our demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirement of the Pleasant Prairie power plant. See Note 7, Regulatory Assets and Liabilities, for more information related to these power plant retirements. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirement of OCPP Units 7 and 8. See Note 8, Property, Plant, and Equipment, for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on WEC Energy Group's capital plan.

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

Wind

In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin, and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 89 MWs of wind generation of Badger Hollow Wind and 53 MWs of wind generation of Whitetail. If approved, the construction of both of these projects is expected to be completed in 2027.

Solar and Battery Storage

In December 2024, the construction of the solar portion of Paris located in Kenosha County, Wisconsin was completed, and the facility became commercially operational. Paris is owned by us, along with WPS and an unaffiliated utility. We own 150 MWs of solar generation and will own 82 MWs of battery storage of this project, with construction expected to be completed in 2025.

As part of WEC Energy Group's commitment to invest in additional zero-carbon generation, we have filed requests to acquire and construct 756 MWs of additional renewable generation and 214 MWs of battery storage, including the following:

•In October 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct Good Oak and Gristmill, two utility-scale solar-powered electric generating facilities. If approved, both Good Oak and Gristmill will be located in Columbia County, Wisconsin. Once fully constructed, we will own 78 MWs of solar generation of Good Oak and 53 MWs of solar generation of Gristmill. If approved, the construction for both projects is expected to be completed in 2028.

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, we will own 120 MWs of solar generation and 50 MWs of battery storage of this project. If approved, the construction is expected to be completed in 2028.

2024 Form 10-K	7	Wisconsin Electric Power Company

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system, and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin, and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, we will own 120 MWs of solar generation and 40 MWs of battery storage of Saratoga and 160 MWs of solar generation of Ursa. If approved, the Ursa construction is expected to be completed in 2027 and the Saratoga construction is expected to be completed in 2028.

•In February 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. If approved, the construction of the solar and battery storage is expected to be completed in 2027.

We have also received approvals from the PSCW to invest in 413 MWs of renewable generation and 180 MWs of battery storage currently under construction, including the following:

•In April 2023, we, along with WPS and an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2026 and 2027, respectively.

•In December 2022, we, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, we will own 188 MWs of solar generation and 56 MWs of battery storage. The construction of the solar portion and battery storage is expected to be completed in 2025 and 2026, respectively.

Natural Gas-Fired Generation

In May 2024, we completed the acquisition of an additional 100 MWs of West Riverside's nameplate capacity, in the second of two option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin, and is operated by an unaffiliated utility. See Note 2, Acquisitions, for more information.

In April 2024, we filed requests with the PSCW for the following projects:

•Adding seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs.

•Building five natural gas-fired combustion turbines capable of producing approximately 1,100 MWs which would be located at the existing OCPP site.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2024 through May 31, 2025 are as follows: 17.7% summer (June – August); 25.2% fall (September – November); 49.4% winter (December – February); and 40.8% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

We believe that we have adequate capacity through company-owned generation units, leased generating units, and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year.

2024 Form 10-K	8	Wisconsin Electric Power Company

Fuel and Purchased Power Costs

Our retail electric rates are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW generally allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. For more information about the fuel rules, see C. Regulation.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2024	2023	2022
Coal	$25.12	$25.68	$24.65
Natural gas combined cycle	20.41	29.47	41.62
Natural gas/oil peaking units	44.76	68.56	95.89
Biomass	81.33	87.73	78.42
Purchased power	65.20	61.78	59.49

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

Coal Supply

We diversify the coal supply for our leased, owned, and jointly owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2025, 100% of our projected coal requirements of 2.6 million tons are contracted under fixed-price contracts. See Note 22, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2025	2,894	(1)
2026	800
2027	—

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

2024 Form 10-K	9	Wisconsin Electric Power Company

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consists of 1,033 MWs per year for 2025 through 2029 related to a long-term PPA for electricity generated by Point Beach. To procure additional planning capacity, we purchase capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2024, our generating plants performed as expected during the most demanding periods of the year, and all power purchase commitments under firm contract were received. During this period, we did not make any public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

We provide service to residential and commercial and industrial customers. In addition, we offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, food manufacturing, restaurants, governmental, and metals manufacturing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income Attributed to Common Shareholder for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 5, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced higher weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2024 as compared to 2023. We currently forecast retail natural gas delivery volumes to grow 2.4% in 2025, assuming normal weather.

2024 Form 10-K	10	Wisconsin Electric Power Company

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Customers – end of year
Residential	472.0	468.9	463.7
Commercial and industrial	41.6	41.3	40.5
Transportation	1.0	1.0	1.0
Total customers	514.6	511.2	505.2

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 22, Commitments and Contingencies.

Pipeline Capacity and Storage

We have long-term firm capacity contracts with interstate pipelines that access supply from a variety of natural gas producing areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

We contract with interstate pipeline companies, as well as other service providers, to purchase firm transportation and storage services under varied-length long-term contracts. We believe that having diverse capacity and storage benefits our customers.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 11.8 million therms for the 2024 through 2025 heating season. Our peak daily send-out during 2024 was 7.5 million therms on January 16, 2024. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. For information on our GCRM, see Note 1(d), Operating Revenues.

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. We completed construction of an LNG facility that was placed into service in November 2023, which provides approximately 1.0 Bcf of natural gas supply. In addition to our existing facilities, we have filed a request with the PSCW to construct an LNG facility with a storage capacity of 2.0 Bcf. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's 2025-2029 capital plan, which includes us. The facilities would provide another approximately 4.0 Bcf of natural gas supply (of which our portion is expected to be approximately 2.0 Bcf). The use of LNG allows us to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

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

2024 Form 10-K	11	Wisconsin Electric Power Company

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

Environmental Goals

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution systems, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot and in 2024, we began transporting the output of local dairy farms onto our natural gas distribution systems. The RNG supplied will directly replace higher emission methane from natural gas that would have entered our pipes. In addition, subject to regulatory approval, WEC Energy Group expects to procure RTCs.

2024 Form 10-K	12	Wisconsin Electric Power Company

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

Rates

Our retail electric, natural gas, and steam rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2024		2023		2022
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$3,345.0	94.6%	$3,338.6	94.0%	$3,172.8	91.7%
FERC – Wholesale	191.2	5.4%	214.9	6.0%	289.0	8.3%
Total	3,536.2	100.0%	3,553.5	100.0%	3,461.8	100.0%

Natural Gas – Wisconsin	443.7	100.0%	491.5	100.0%	608.5	100.0%
Total utility operating revenues	$3,979.9		$4,045.0		$4,070.3

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 24, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2024.

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

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2024 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

We file periodic requests with the PSCW for changes in retail rates. Our rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory proceedings, see Note 24, Regulatory Environment. Orders from the PSCW can be viewed at https://psc.wi.gov/. The material and

2024 Form 10-K	13	Wisconsin Electric Power Company

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

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2024, through May 31, 2025. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our load resides, along with the MISO North region as a whole, has sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2024 and May 31, 2025.

We manage our electric generation portfolio to minimize our exposure within MISO’s annual capacity auction. This includes managing the retirement of existing generation resources and the addition of new generation resources to maintain a diversified portfolio to help avoid a significant short position.

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

2024 Form 10-K	14	Wisconsin Electric Power Company

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

E. HUMAN CAPITAL

We believe our employees are among our most important resources, so investing in human capital is critical to our success. We strive to attract, retain, and develop talented personnel and keep our employees safe, healthy, and engaged.

WEC Energy Group's Board of Directors retains collective responsibility for comprehensive risk oversight of WEC Energy Group and its subsidiaries, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to WEC Energy Group's Board of Directors on human capital management topics, including corporate culture, succession planning, training and employee development, and safety and health. WEC Energy Group's Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce composition across WEC Energy Group and its subsidiaries.

Workforce

As of December 31, 2024, we had 2,497 employees, including 1,923 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

2024 Form 10-K	15	Wisconsin Electric Power Company

Engagement

We are committed to ensuring a fair workplace and an engaged workforce. Our commitment is a core strategic competency and an integral part of our culture, with longstanding programs for individual development, reinforcement of core values, and a recruitment strategy that is focused on building a deep talent pipeline to support our business needs. During 2024, we demonstrated this commitment through training and development of employees at all levels of the organization, our comprehensive merit review and succession planning processes, and a range of community partnerships. In addition, WEC Energy Group has a number of initiatives that promote workforce contributions and participation and ensure its companies, including us, are attractive employers for persons of all backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and education and training for all employees in order to develop and support inclusive teams. We are committed to a workplace free from bias and harassment. We also support external leadership and educational programs that support, train, and promote individuals in the communities we serve.

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

2024 Form 10-K	16	Wisconsin Electric Power Company

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the PSCW and the FERC. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement WEC Energy Group's corporate strategy, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of debt securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

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

2024 Form 10-K	17	Wisconsin Electric Power Company

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. The EPA has recently adopted and implemented new environmental regulations, which include regulations that govern the emission of NOx, ozone, fine particulates, and other air pollutants under the Clean Air Act through the NAAQS, climate change, other air quality regulations, and water quality regulations. For example, in 2024, the EPA revised the effluent guidelines for steam electric generating plants, published a final rule lowering the PM limit under the MATS, lowered the primary (health-based) annual PM 2.5 NAAQS, published the Greenhouse Gas Power Plant Rule for fossil-fired steam generating units, issued a final Mandatory Greenhouse Gas Reporting Rule, and finalized a rule for CCR that applies to landfills, historic fill sites, and projects where CCR was placed at a power plant site. Some of these rules could be challenged or reviewed by agencies under the new presidential administration, which creates additional uncertainty. As a result of these potential challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

Certain of our service territory is located in areas determined to be in "serious" nonattainment status under the EPA's ozone standard. This nonattainment status could affect future permitting activities for our facilities, including additional costs associated with more strenuous emission control requirements or the need to purchase emission reduction credits. In addition, economic growth in these areas may be constrained by the inability to obtain the required permits, limiting investment and expansion over the coming years, including our ability to execute on our capital plan.

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

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of WEC Energy Group's commitment to a cleaner energy future, we have already retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, and plans to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable and reliable, efficient natural gas generation facilities. We have also started implementing co-firing with natural gas at certain of our coal-fired units and are evaluating the conversion to natural gas.

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

2024 Form 10-K	18	Wisconsin Electric Power Company

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

There has been significant attention to issues concerning climate change as well as activism from certain stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower and limit GHG emissions. The EPA and some states have adopted and are implementing regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce or eliminate reliance on natural gas as an energy source.

Costs associated with such legislation, regulation, and emission reduction goals could be significant within our electric and natural gas operations. New or additional GHG regulations, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could cause us to retire and replace units earlier than planned under the WEC Energy Group capital plan, which could lead to a possible loss on abandonment and reduced revenues.

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

WEC Energy Group has set goals to achieve reductions in carbon emissions from its electric generation fleet, which includes us, by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for WEC Energy Group's generation fleet is to be net carbon neutral by 2050. WEC Energy Group has a goal to eliminate coal as an energy source by the end of 2032.

We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. WEC Energy Group continues to focus on methane emission reductions by improving its natural gas distribution systems. WEC Energy Group set a target across its natural gas distribution operations, including our operations, to achieve net-zero methane emissions by the end of 2030.

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, the ability to procure RTCs, legislative and regulatory support for renewable generation, the ability to maintain reliability with demand growth, and the ability of WEC Energy Group to execute its capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition. There can be no guarantee that WEC Energy Group will achieve its targets.

2024 Form 10-K	19	Wisconsin Electric Power Company

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. This is a relatively new market that may require additional regulations and guidance from taxing authorities. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. Any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, including the repeal or amendment of portions of the IRA and the executive order issued by the new presidential administration, could make it less conducive for the development and operation of renewable energy facilities. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, may also limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

Public health crises and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which

2024 Form 10-K	20	Wisconsin Electric Power Company

could adversely impact WEC Energy Group's ability to implement its corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

Despite our efforts to manage the impacts of public health crises which may occur in the future, the extent to which they may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises may have on our business plans and operations, liquidity, financial condition, and results of operations.

Our operations are subject to risks arising from the reliability of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation and transmission, natural gas and electric distribution facilities, and renewable energy facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes.

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

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

2024 Form 10-K	21	Wisconsin Electric Power Company

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

As part of our planning process, we estimate the impacts of changes in customer growth and general economic conditions, weather, and customer energy conservation efforts, but risks still remain. The growth of data centers and development of associated technology may make it more difficult to accurately forecast customer demand or to recover additional costs. Any of these matters, as well as any regulatory delay in adjusting rates as a result of reduced sales from effective conservation measures or the adoption of new technologies, could adversely impact our results of operations and financial condition. In addition, elimination or reduced financial support of programs that provide energy assistance to our customers, including the Low Income Home Energy Assistance Program, could impact the demand for energy and/or adversely impact our liquidity.

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territory. If climate changes occur that result in extreme temperatures in our service territory, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles, as well as damage to wind and solar generation facilities, or other operating equipment. This could result in us incurring significant restoration costs and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have a regulatory mechanism in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as storms, including derecho events, with high winds, lightning, and hail, floods, drought, wild fires, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders.

Our ability to execute WEC Energy Group's strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs, as well as the investment and financing criteria of investors. Failure to meet these expectations or to adequately address the risks and external pressures may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. The new presidential administration's efforts to roll back certain climate and

2024 Form 10-K	22	Wisconsin Electric Power Company

diversity, equity, and inclusion policies and programs may conflict with the expectations of our customers, regulators, and investors, creating additional uncertainty as we look to balance our stakeholders' competing priorities, and could lead to litigation and government investigations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition.

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

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Protracted, expanding or escalating regional or international conflicts, including the conflicts involving Ukraine, Israel, and parts of the Middle East, as well as strained relationships between the United States and other countries related to such conflicts, could result in domestic and global supply chain disruptions that delay the delivery, or result in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased as a result of supply chain disruptions and may continue to increase in the future, as a result of inflation. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

In addition, the imposition of new tariffs, or other changes in United States trade policy, could trigger retaliatory actions by affected countries. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to result in or exacerbate global supply chain disruptions and/or inflation, which could result in an adverse impact on our business operations, financial condition, and/or capital plan.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, LNG storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy and natural gas generating facilities as part of the WEC Energy Group capital plan and its goal to be net carbon neutral by 2050. In addition, we continue to invest in technology and the development of software applications to support our business.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government tariffs, and other factors, could impact the timing of completion of our renewable projects. For example, the UFLPA's prohibition on imports of solar panels manufactured with certain silica-based products originating in Xinjiang, China, has and could delay the release of solar panels to us for our renewables projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; inflation; tariffs; the impact of public health crises; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

Certain of these projects require the approval of the PSCW. If construction of PSCW-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, the PSCW may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value. Efforts to pause approvals related to wind development could threaten our ability to execute our capital plan. Other renewable energy sources, including solar developments, could also be at risk. In addition, the PSCW, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed.

2024 Form 10-K	23	Wisconsin Electric Power Company

We sometimes incur significant engineering, design, and equipment costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. We may not be allowed to recover these penalties and other costs incurred in customer rates, which could have a material adverse effect on our results of operations. In addition, if any construction work or investments have already been recorded as an asset, an impairment may need to be recorded. Despite mitigation efforts we have undertaken, we may still experience significant losses or delayed recovery of these costs.

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

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. All of our assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cybersecurity intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. Cybersecurity threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised. Cybersecurity attacks, including attacks targeting utility systems and other critical infrastructure, may increase during periods of heightened or escalating geopolitical tensions.

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

Our continued efforts to integrate, consolidate, and streamline our operations with those of WEC Energy Group's other subsidiaries have also resulted in increased reliance on current and recently completed projects for technology systems. The failure to enhance existing information technology systems and adopt or successfully implement new technology could adversely affect our operations. Cybersecurity threats, including those leveraging AI, continue to increase, and the security measures and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems against unauthorized access to secured data and systems may be insufficient to safeguard against all security breaches. The failure of any of these important technologies, or our inability to support, update, expand, and/or integrate these technologies with those of our affiliates, could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

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

2024 Form 10-K	24	Wisconsin Electric Power Company

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

Adoption of AI technologies could adversely affect our business, reputation, or financial results.

We are using AI primarily through services provided by our third party vendors. In addition, we are exploring the use of AI, including generative AI, and its ability to enhance the services we offer. There are significant risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance our services or be beneficial to our business, including with respect to the efficiency and resiliency of our systems. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, laws, rules, directives, or regulations governing the use of AI, as well as litigation, ethical concerns, negative customer perceptions as to automation and AI, legal liability or other complications that could adversely affect our business, reputation, or financial results. We may not be able to recover our investments in AI technology through our regulatory proceedings. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from our and our vendors' adoption of AI initiatives.

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

Recent legislation, including the IRA and the Infrastructure Investment and Jobs Act, has promoted the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies for self-supply of electricity by our customers and third parties. Increased use of technologies such as private solar and battery storage in our service territories could reduce our recovery of fixed costs, could result in customers leaving the electric distribution system, and could cause an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in us not being able to fully recover the costs and investment in generation.

Federal and state regulations and other efforts designed to promote and expand the use of distributed generation technologies also incentivize modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production. In addition, regulatory support of co-locating generation near data centers could impact our generation planning and its related cost recovery and could cause our generation to be less cost effective.

We also cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

2024 Form 10-K	25	Wisconsin Electric Power Company

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

We generate and distribute electricity and transport and distribute natural gas, which involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in electric generation and distribution and natural gas transportation and distribution activities are a variety of hazards and operational risks, such as leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and other environmental risks, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines near populated areas could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Further, delays in the replacement of aging infrastructure may lead to increased costs and disruptions in operations that could also negatively impact our financial results.

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

Risks Related to Economic and Market Volatility

Our business is dependent on our ability to successfully access credit and capital markets on competitive terms and rates.

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

2024 Form 10-K	26	Wisconsin Electric Power Company

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

There are a number of factors that impact our credit ratings, including, but not limited to, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. We could experience a downgrade in ratings if the rating agencies determine that our level of business or financial risk, or that of the utility industry, has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings. Any downgrade by the rating agencies could increase borrowing costs under our existing credit facility or future financings, decrease funding sources, limit the availability of adequate credit support for our operations, and trigger collateral requirements in various contracts.

The fluctuation in demand for certain commodities and their respective prices could negatively impact our operations.

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

We burn natural gas in several of our electric generation plants and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. The cost of natural gas may increase because of disruptions in the supply of natural gas due to a curtailment in production or distribution, international market conditions, the demand for natural gas, and the availability of shale gas and potential regulations and/or other government action affecting its accessibility. We also burn coal at certain of our electric generation facilities. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts.

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

Changes in the demand for commodities and their respective prices could result in:

•Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;

2024 Form 10-K	27	Wisconsin Electric Power Company

•Reduced profitability to the extent that lower revenues, higher fuel costs, increased bad debt, and higher interest expense are not recovered through rates;
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

We own, lease, and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, public health crises, and supplier financial hardship as a result of decreased demand for coal.

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in Wisconsin could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. In addition, legislation or regulation that supports distributed energy technologies or that allows third party sales from such technologies could result in further competition. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

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

2024 Form 10-K	28	Wisconsin Electric Power Company

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

2024 Form 10-K	29	Wisconsin Electric Power Company

WEC Energy Group's CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. WEC Energy Group's CAO has 25 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in WEC Energy Group's IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. The Enterprise Security Director has over 27 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

Cybersecurity Risk Management Program

Our cybersecurity-related risks are managed through monitoring, defense and response tools, audits and assessments of the program’s effectiveness, industry collaboration, and employee training and awareness. WEC Energy Group's cybersecurity risk management program utilizes the cybersecurity framework and maturity models from the National Institute of Standards and Technology and the DOE to continually assess its maturity. This includes regular internal security audits and vulnerability assessments, as well as regular engagement with third-party security experts for external assessments of WEC Energy Group's security controls, including technical, physical, and social aspects. To better comprehend the scope and magnitude of any active threats to our industry and nation and their potential impact on our IT/OT systems, we communicate with other utility companies, government agencies, and other sectors of the economy concerning cybersecurity incidents. All employees are required to complete training annually regarding information security and acceptable use of corporate electronic resources. Annual role-based cybersecurity training as well as ongoing participation in a corporate phishing campaign program, is also required of employees and contractors. In addition, as part of the cybersecurity program, WEC Energy Group has established controls and procedures to assess the adequacy of controls in place at third-party vendors to protect corporate information, including restricted and confidential restricted information we provide to third-party vendors, their employees, or authorized agents. These third-party vendors are also subject to a background investigation prior to being granted physical or electronic access to the company's private property, or physical access to customer premises on behalf of the company.

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

2024 Form 10-K	30	Wisconsin Electric Power Company

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

Electric Facilities

The following table summarizes information on generating assets we owned or leased from We Power as of December 31, 2024:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
PWGS	Port Washington, WI	Natural Gas	2	1,220
Paris	Union Grove, WI	Natural Gas/Oil	4	360
Concord Generating Station	Watertown, WI	Natural Gas/Oil	4	357
VAPP	Milwaukee, WI	Natural Gas	2	268
Germantown Power Plant	Germantown, WI	Natural Gas/Oil	5	255
West Riverside	Beloit, WI	Natural Gas	1	191	(2)
Whitewater	Whitewater, WI	Natural Gas/Oil	1	118	(2)
Weston	Rothschild, WI	Natural Gas	7	65	(2)
Total natural gas-fired plants			26	2,834
Coal-fired plants
ERGS	Oak Creek, WI	Coal	2	1,083	(2)
OCPP	Oak Creek, WI	Coal	2	599	(5)
Total coal-fired plants			4	1,682
Wind facilities
Glacier Hills Wind Park	Cambria, WI	Wind	90	162
Blue Sky Green Field Wind Park	Fond du Lac, WI	Wind	88	145
Montfort Wind Energy Center	Montfort, WI	Wind	20	30
Total wind facilities			198	337
Solar facilities
Paris	Kenosha County, WI	Solar	53	150	(2)
Badger Hollow II	Iowa County, WI	Solar	40	100	(2)
DER facilities (4 in number)	Wisconsin	Solar	12	30	(6)
Solar Now	Wisconsin	Solar	29	30	(7)
Total solar facilities			134	310
Other renewable facilities
Hydro plants (13 in number)	WI and MI	Hydro	30	50	(3)
Rothschild	Rothschild, WI	Biomass	1	44	(4)
Total other renewable facilities			31	94
Total system			393	5,257

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2025 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    We jointly own these facilities with various other unaffiliated entities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on its percent of ownership. See Note 9, Jointly Owned Utility Facilities, for more information

2024 Form 10-K	31	Wisconsin Electric Power Company

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

(5)    WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation, which includes the planned retirement of OCPP Units 7-8.

(6)    DER facilities are distribution system interconnected solar projects that are typically 5-10 MWs each.

(7)     See the Corporate Developments section for more information on the Solar Now program.

As of December 31, 2024, we operated approximately 19,500 miles of overhead distribution lines and approximately 26,600 miles of underground distribution cable, as well as approximately 300 electric distribution substations and approximately 311,900 line transformers.

Natural Gas Facilities

At December 31, 2024, our natural gas properties were located in three distinct service areas including west and south of the City of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin, and consisted of the following:

•Approximately 9,600 miles of natural gas distribution mains,
•Approximately 427,900 natural gas lateral services,
•Approximately 30 natural gas distribution and transmission gate stations,
•A 1.0 Bcf LNG plant located in southern Wisconsin, and
•LNG storage plants with a total send-out capability of 170,000 Dth per day.

Our natural gas distribution and gas storage systems included distribution and transmission mains connected to the pipeline transmission systems of ANR Pipeline Company, Great Lakes Transmission Company, Guardian Pipeline L.L.C., Natural Gas Pipeline Company of America, Northern Natural Gas Company, and Vector Pipeline. Our LNG storage plant converts and stores, in liquefied form, natural gas received during periods of low consumption.

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

Steam Facilities

As of December 31, 2024, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

ITEM 3. LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in Note 22, Commitments and Contingencies, and Note 24, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2024 Form 10-K	32	Wisconsin Electric Power Company

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

Robert M. Garvin. Age 58.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President - External Affairs since January 2019.

William J. Guc. Age 55.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary from January 2020 to December 2024.

Michael W. Hooper. Age 51.
•WEC Business Services (a centralized service company of WEC Energy Group) — Director since April 2024.
•WE — President since April 2024.
•NiSource, Inc. — Senior Vice President and President, NIPSCO from May 2020 to March 2024. Senior Vice President, Regulatory, Legislative Affairs and Strategy from 2018 to 2020. NiSource is a public utility holding company whose operating subsidiaries provide natural gas and electric service to customers across Indiana, Kentucky, Maryland, Ohio, Pennsylvania, and Virginia. NIPSCO is a public natural gas and electric utility company in Indiana.

Margaret C. Kelsey. Age 60.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Scott J. Lauber. Age 59.
•WEC Energy Group — President and Chief Executive Officer since February 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 2022. Senior Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Director since February 2022.
•WE — Chairman of the Board and Chief Executive Officer since February 2022. President from January 2022 to April 2024. Executive Vice President from June 2020 to December 2021. Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Director since April 2016.

Xia Liu. Age 55.
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

William Mastoris. Age 61.
•WEC Business Services (a centralized service company of WEC Energy Group) – Vice President since June 2024. Executive Vice President – Customer Service and Operations from December 2021 to June 2024. Vice President – Supply Chain and Fleet from January 2019 through November 2021. Director from November 2021 to December 2024.
•WE – Executive Vice President – Customer Service and Operations since December 2021. Director from November 2021 to June 2024.

Anthony L. Reese. Age 43.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2024 Form 10-K	33	Wisconsin Electric Power Company

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our customers and WEC Energy Group's shareholders by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. WEC Energy Group's capital plan, provides a roadmap to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow WEC Energy Group's and our investment in the future of energy.

Throughout its strategic planning process, WEC Energy Group takes into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability.

Creating a Sustainable Future

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation at its electric utilities, including us. The retirements are intended to address compliance with the EPA Clean Air rules as well as contribute to meeting WEC Energy Group's and our goals to reduce CO2 emissions from electric generation. When taken together, the retirements and new investments in renewables and reliable, efficient natural gas generation should better balance supply with demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

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

WEC Energy Group already has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 8, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

2024 Form 10-K	34	Wisconsin Electric Power Company

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments made by either us or WPS based on specific customer needs:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, including:

•1,100 MWs of combustion turbines to be constructed at our OCPP site (we plan on constructing a new natural gas lateral pipeline to support this generation); with
•An additional 675 MWs of combustion turbines planned; and
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County; with
•An additional 114 MWs of RICE natural gas-fueled generation planned.

In May 2024, we completed the acquisition of an additional 100 MWs of West Riverside's nameplate capacity, a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin operated by an unaffiliated utility. See Note 2, Acquisitions, for more information.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 29 Solar Now projects and currently have another one under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that we would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to our portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs. Under this program, we have signed up seven customers for a total of 59 MWs of generation capacity.

In August 2021, the PSCW approved pilot programs for us to install and maintain EV charging equipment for customers at their homes or businesses. We proposed modifications to these pilot programs, which were approved by the PSCW and implemented on January 1, 2025. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, WEC Energy Group pledged to expand the EV charging network within its utilities' electric service territories. In doing so, WEC Energy Group joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition WEC Energy Group joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

WEC Energy Group also continues to reduce methane emissions by improving its natural gas distribution system, and has set a target across its natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot. The RNG supplied will directly replace higher emission methane from natural gas that would have entered our pipes. In addition, subject to regulatory approval and market conditions, we expect to procure RTCs.

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

2024 Form 10-K	35	Wisconsin Electric Power Company

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the WEC Energy Group capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

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

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the WEC Energy Group capital plan. For example, we are making progress on our AMI program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

WEC Energy Group continues to focus on integrating the resources of its businesses and finding the best and most efficient processes.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information on our acquisitions of Whitewater and West Riverside. See Note 3, Disposition, for more information on the disposal of real estate.

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

2024 Form 10-K	36	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2024 with the year ended December 31, 2023, and for the year ended December 31, 2023 with the year ended December 31, 2022.

Consolidated Earnings

Our earnings for the year ended December 31, 2024 were $513.2 million, compared with $480.6 million for the year ended December 31, 2023. See below for additional information on the $32.6 million increase in earnings.

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

2024 Form 10-K	37	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$3,979.9	$4,045.0	$4,070.3	$(65.1)	$(25.3)

Operating expenses
Cost of sales (1)	1,300.3	1,451.4	1,693.3	151.1	241.9
Other operation and maintenance	937.9	931.1	831.7	(6.8)	(99.4)
Depreciation and amortization	573.7	525.0	479.7	(48.7)	(45.3)
Property and revenue taxes	106.8	115.3	125.6	8.5	10.3
Operating income	1,061.2	1,022.2	940.0	39.0	82.2

Other income, net	79.0	68.8	49.4	10.2	19.4
Interest expense	489.4	466.5	458.4	(22.9)	(8.1)
Income before income taxes	650.8	624.5	531.0	26.3	93.5

Income tax expense	136.4	142.7	133.1	6.3	(9.6)
Preferred stock dividend requirements	1.2	1.2	1.2	—	—
Net income attributed to common shareholder	$513.2	$480.6	$396.7	$32.6	$83.9

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operation and maintenance not included in line items below	$347.5	$329.1	$357.7	$(18.4)	$28.6
Transmission (1)	357.7	357.3	275.8	(0.4)	(81.5)
We Power (2)	131.4	141.4	108.1	10.0	(33.3)
Regulatory amortizations and other pass through expenses (3)	101.1	97.1	69.7	(4.0)	(27.4)
Earnings sharing mechanism (4)	(1.8)	5.6	—	7.4	(5.6)
Other	2.0	0.6	20.4	(1.4)	19.8
Total other operation and maintenance	$937.9	$931.1	$831.7	$(6.8)	$(99.4)

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2024, 2023, and 2022, $366.8 million, $339.0 million, and $340.0 million, respectively, of costs were billed to us by transmission providers.

During 2022, we amortized $62.0 million of the regulatory liability associated with our transmission escrow to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during 2022.

(2)    Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During 2024, 2023, and 2022, $115.8 million, $124.5 million, and $121.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

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

(4)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. In 2024, earnings sharing was reduced by the impact of the deferral of amounts collected in rates related to Badger Hollow II prior to its in-service date, which was delayed, as

2024 Form 10-K	38	Wisconsin Electric Power Company

approved by the PSCW in the Wisconsin limited rate case reopener effective January 1, 2024. See Note 24, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
				B (W)	B (W)
Electric Sales Volumes (MWh - in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer class
Residential	7,861.1	7,791.0	8,099.8	70.1	(308.8)
Small commercial and industrial	8,630.2	8,545.1	8,655.9	85.1	(110.8)
Large commercial and industrial	6,497.5	6,475.1	6,655.9	22.4	(180.8)
Other	101.3	103.7	110.2	(2.4)	(6.5)
Total retail	23,090.1	22,914.9	23,521.8	175.2	(606.9)
Wholesale	574.4	542.3	857.5	32.1	(315.2)
Resale	5,108.4	5,638.2	3,618.7	(529.8)	2,019.5
Total sales in MWh	28,772.9	29,095.4	27,998.0	(322.5)	1,097.4

	Year Ended December 31
				B (W)	B (W)
Natural Gas Sales Volumes (Therms - in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer class
Residential	326.4	341.6	400.1	(15.2)	(58.5)
Commercial and industrial	189.3	200.8	224.9	(11.5)	(24.1)
Total retail	515.7	542.4	625.0	(26.7)	(82.6)
Transportation	247.7	231.7	324.2	16.0	(92.5)
Total sales in therms	763.4	774.1	949.2	(10.7)	(175.1)

	Year Ended December 31
				B (W)	B (W)
Weather (Degree Days) (1)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Heating (6,461 Normal)	5,190	5,409	6,369	(4.0)%	(15.1)%
Cooling (790 Normal)	831	876	944	(5.1)%	(7.2)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

2024 Form 10-K	39	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Electric revenues	$3,536.2	$3,553.5	$3,461.8	$(17.3)	$91.7
Natural gas revenues	443.7	491.5	608.5	(47.8)	(117.0)
Operating revenues	3,979.9	4,045.0	4,070.3	(65.1)	(25.3)

Operating expenses
Fuel and purchased power	(1,088.6)	(1,178.9)	(1,274.0)	90.3	95.1
Cost of natural gas sold	(211.7)	(272.5)	(419.3)	60.8	146.8
Other operation and maintenance (1)	(719.8)	(752.7)	(619.4)	32.9	(133.3)
Depreciation and amortization	(573.7)	(525.0)	(479.7)	(48.7)	(45.3)
Property and revenue taxes	(106.8)	(115.3)	(125.6)	8.5	10.3
Gross margin (GAAP)	1,279.3	1,200.6	1,152.3	78.7	48.3

Other operation and maintenance (1)	719.8	752.7	619.4	(32.9)	133.3
Depreciation and amortization	573.7	525.0	479.7	48.7	45.3
Property and revenue taxes	106.8	115.3	125.6	(8.5)	(10.3)
Utility margin (non-GAAP)	$2,679.6	$2,593.6	$2,377.0	$86.0	$216.6

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

2024 Compared with 2023

Gross margin (GAAP) at the utility segment increased $78.7 million during 2024, compared with 2023, and utility margin (non-GAAP) increased $86.0 million during 2024, compared with 2023. Both measures were driven by:

•A $39.3 million year-over-year positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, our margins are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

•A $14.9 million increase in margins driven by the impact of our limited rate case re-opener approved by the PSCW, effective January 1, 2024. This amount includes a negative impact from amortization of unprotected excess deferred tax benefits related to 2023, which was approved in a previous rate order from the PSCW and is offset in income taxes.

•A $12.7 million increase in margins related to higher retail sales volumes, driven by our electric residential and commercial and industrial customers during 2024, compared with 2023.

•A $6.9 million increase in revenues primarily related to third-party use of our assets.

•Higher margins of $5.0 million related to wholesale sales volumes.

•A $2.9 million increase in securitization revenues during 2024, compared with 2023, related to an environmental control charge collected from our retail electric distribution customers on behalf of WEPCo Environmental Trust. These revenues are offset in depreciation and amortization expenses as well as interest expense.

2024 Form 10-K	40	Wisconsin Electric Power Company

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $48.7 million increase in depreciation and amortization expense; and

•A $3.6 million increase in electric and natural gas distribution expenses.

These increases were partially offset by:

•A $26.8 million decrease in other operating and maintenance related to our power plants;

•A $10.0 million decrease in other operation and maintenance expense related to the We Power leases; and

•An $8.5 million decrease in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $47.0 million during 2024, compared with 2023. The significant factors impacting the increase in other operating expenses were:

•A $48.7 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $21.9 million decrease in pre-tax gains on the sales of land, primarily related to the land sale at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Dispositions, for more information.

•A $16.0 million increase in benefit costs, primarily driven by higher stock-based compensation expense.

•A $4.0 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $3.9 million increase in expenses associated with legal matters.

•A $3.6 million increase in electric and natural gas distribution expenses, primarily driven by storm restoration.

These increases in other operating expenses were partially offset by:

•A $26.8 million decrease in other operating and maintenance related to our power plants, driven by the resolution of certain items as a result of our December 2024 Wisconsin rate order approved by the PSCW, as well as lower severance expense during 2024.

•A $10.0 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•An $8.5 million decrease in property and revenue taxes driven by a favorable adjustment related to a sales tax audit.

•A $7.4 million decrease in expense related to the earnings sharing mechanism in place, as discussed in the notes under the other operation and maintenance table above. See Note 24, Regulatory Environment, for more information.

Other Income, Net

Other income, net increased $10.2 million during 2024, compared with 2023, driven by higher interest income earned on amounts due from ATC for the construction of transmission infrastructure upgrades needed for new generation projects. We are required to initially fund these expenditures, and ATC reimburses us when the new generation is placed in service. Higher AFUDC-Equity due to

2024 Form 10-K	41	Wisconsin Electric Power Company

continued capital investment also contributed to the increase in other income. See Note 25, Other Income, Net, for more information.

Interest Expense

Interest expense increased $22.9 million during 2024, compared with 2023, driven by the impact of our long-term debt issuances in 2024. See Note 14, Long-Term Debt, for more information.

Income Tax Expense

Income tax expense decreased $6.3 million during 2024, compared with 2023, driven by a $7.4 million increase in PTCs and a $5.3 million positive impact related to the amortization of the unprotected excess deferred tax benefits from the Tax Legislation. This amortization was completed in 2023. The amortization of the unprotected excess deferred tax benefits did not impact earnings as there was an offsetting impact in operating income. Partially offsetting these positive income tax impacts was an increase in pre-tax income.

2023 Compared with 2022

Gross margin (GAAP) at the utility segment increased $48.3 million during 2023, compared with 2022, and utility margin (non-GAAP) increased $216.6 million during 2023, compared with 2022. Both measures were driven by:

•A $294.0 million increase in margins related to the impact of our rate order approved by the PSCW, effective January 1, 2023.

•A $15.7 million increase in margins during 2023, related to the expiration of a capacity purchase contract in connection with the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $69.0 million decrease in margins related to lower retail sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022. As measured by cooling degree days, 2023 was 7.2% cooler than 2022. As measured by heating degree days, 2023 was 15.1% warmer than 2022.

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

Additionally, the smaller increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•An $81.5 million increase in transmission expense;

•A $45.3 million increase in depreciation and amortization;

•A $33.3 million increase in other operation and maintenance expense related to the We Power leases; and

•A $23.4 million increase in other operation and maintenance related to our power plants.

These increases were partially offset by:

•A $10.3 million decrease in property and revenue taxes; and

•A $3.7 million decrease in electric and natural gas distribution expenses.

2024 Form 10-K	42	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $134.4 million during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•An $81.5 million increase in transmission expense as approved in the PSCW's 2023 rate order, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $5.3 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation, as discussed above.

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

•A $23.4 million increase in other operating and maintenance related to our power plants, driven by increases to certain plant-related regulatory assets in 2022 as a result of the December 2022 Wisconsin rate order as well as operating costs associated with Whitewater, which we purchased in January 2023. These increases were partially offset by lower severance expense during 2023.

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

•A $5.5 million decrease in expense related to environmental remediation and related studies during 2023, compared with 2022.

•A $4.0 million decrease in expenses associated with the settlement of legal claims during 2023, compared with 2022.

•A $3.9 million decrease in benefit costs, driven by lower stock-based compensation, partially offset by an increase in deferred compensation costs during 2023, compared with 2022.

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

2024 Form 10-K	43	Wisconsin Electric Power Company

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

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2024 with the year ended December 31, 2023. For a similar discussion that compares our cash flows for the year ended December 31, 2023 with the year ended December 31, 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2023 Annual Report on Form 10-K, which was filed with the SEC on February 22, 2024.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$1,264.5	$939.1	$325.4
Investing activities	(1,537.7)	(1,227.3)	(310.4)
Financing activities	268.2	248.0	20.2

Operating Activities

Net cash provided by operating activities increased $325.4 million during 2024, compared with 2023, driven by:

•A $130.0 million increase in cash related to lower payments for other operation and maintenance expenses. During 2024, our payments were lower associated with previous commitments to charitable projects and operation and maintenance related to We Power and our other generation units, as well as due to the timing of payments for accounts payable.

•A $91.2 million increase in cash from lower payments for fuel and purchased power at our generation plants during 2024, compared with 2023, primarily driven by the lower per-unit cost of natural gas.

•A $70.4 million increase in cash driven by lower amounts of collateral paid to counterparties during 2024, compared with 2023, as well as lower realized losses on derivative instruments recognized during 2024, compared with 2023.

•A $34.8 million increase in cash related to lower cash paid for income taxes during 2024, compared with 2023, driven by proceeds received during 2024 related to 2023 and 2024 PTCs sold to third parties.

Investing Activities

Net cash used in investing activities increased $310.4 million during 2024, compared with 2023, driven by:

•A $348.1 million increase in cash paid for capital expenditures during 2024, which is discussed in more detail below.

2024 Form 10-K	44	Wisconsin Electric Power Company

•A $23.0 million decrease in proceeds received from the sale of assets during 2024, compared with 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 50% ownership interest in Whitewater in January 2023 for $38.0 million. See Note 2, Acquisitions, for more information.

•A $14.9 million decrease in cash paid for ATC's construction costs during 2024, compared with 2023. These construction costs are reimbursable by ATC.

•Proceeds of $7.6 million received for the reimbursement of ATC's construction costs during 2024, compared with 2023. There were no proceeds received for reimbursement of ATC's construction costs during the same period in 2023.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2024	2023	Change in 2024 Over 2023
Capital expenditures	$1,442.7	$1,094.6	$348.1

The increase in cash paid for capital expenditures during 2024, compared with 2023, was driven by higher payments for our electric distribution system, increased capital expenditures for combustion turbines at OCPP, and higher capital expenditures for renewable energy projects. These increases in capital expenditures were partially offset by payments made in 2023 for natural gas-fired generation constructed at WPS's existing Weston power plant site that we partially own and construction of our LNG facility, which were completed in July 2023 and November 2023, respectively.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities increased $20.2 million during 2024, compared with 2023, driven by:

•A $947.4 million increase in cash due to the issuance of long-term debt during 2024. We did not issue any long-term debt during 2023.

•A $130.0 million increase in cash due to lower dividends paid to our parent during 2024, compared with 2023, to balance our capital structure.

These increases in net cash provided by financing activities were partially offset by:

•A $655.0 million decrease in equity contributions received from our parent during 2024, compared with 2023, to balance our capital structure.

•A $300.1 million decrease in cash due to higher retirements of long-term debt during 2024, compared with 2023.

•An $81.0 million decrease in cash due to higher net repayments of commercial paper during 2024, compared with 2023.

•A $10.9 million decrease in cash due to higher payments for finance lease obligations during 2024, compared with 2023.

Significant Financing Activities

For more information on our financing activities, see Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

2024 Form 10-K	45	Wisconsin Electric Power Company

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. Our significant cash requirements are discussed in further detail below.

Significant Capital Projects

We have several capital projects and acquisitions that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 22, Commitments and Contingencies.

(in millions)
2025	$3,047.3
2026	3,281.2
2027	3,501.6
Total	$9,830.1

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Kenosha County, Wisconsin. In December 2024, the construction of the solar portion of Paris was completed. We own 150 MWs of solar generation and will own 82 MWs of battery storage of this project when construction is completed, currently expected to be in 2025. Our share of the cost of this project is estimated to be approximately $452 million.

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

•In February 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $736 million, with construction of the solar portion and battery storage expected to be completed in 2027.

2024 Form 10-K	46	Wisconsin Electric Power Company

•In April 2024, we filed a request with the PSCW to build five natural gas-fired combustion turbines capable of producing approximately 1,100 MWs, which would be located at the existing OCPP site. If approved, the cost of this project is estimated to be approximately $1.2 billion.

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

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, we will own 120 MWs of solar generation and 50 MWs of battery storage of this project. If approved, our share of the cost of this project is estimated to be approximately $375 million, with construction expected to be completed in 2028.

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

•In September 2024, we, along with WPS and an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, we will own 89 MWs of wind generation of Badger Hollow Wind and 53 MWs of wind generation of Whitetail. If approved, our share of the cost of Badger Hollow Wind is estimated to be $284 million, with construction expected to be completed in 2027. If approved, our share of the cost of Whitetail is estimated to be approximately $178 million, with construction expected to be completed in 2027.

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

The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities would provide another approximately four Bcf of natural gas supply at an estimated cost of $940 million (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

As part of WEC Energy Group's capital plan, we plan to build additional natural gas-fired combustion turbines capable of producing approximately 675 MWs at an estimated cost of $960 million. In addition, we, along with WPS, plan to add natural gas-fired RICE units that would be capable of producing approximately 114 MWs at an estimated cost of $250 million.

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of

2024 Form 10-K	47	Wisconsin Electric Power Company

the duties set by the DOC and related USITC and DOC investigations, and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt as of December 31, 2024:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$2,658.9	$175.8	$344.8	$310.7	$1,827.6

Common Stock Dividends

During the years ended December 31, 2024, 2023, and 2022, we paid common stock dividends of $240.0 million, $370.0 million, and $630.0 million, respectively, to the sole holder of our common stock, WEC Energy Group. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity, for more information related to these restrictions and our other common stock matters.

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$158.5	$84.7	$63.6	$10.1	$0.1

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for renewable generation projects. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2025 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2024 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 10, Asset Retirement Obligations, Note 16, Income Taxes, and Note 22, Commitments and Contingencies, respectively.

2024 Form 10-K	48	Wisconsin Electric Power Company

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

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our business and implement our corporate strategy through internal generation of cash from operations, equity contributions from our parent, and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper, and issue intermediate or long-term debt securities. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events.

We maintain a bank back-up credit facility, which provides liquidity support for our obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2025, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation.

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

At December 31, 2024, our current liabilities exceeded our current assets by $185.5 million. We do not expect this to have any impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our commercial paper, credit facility, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2024, these trusts had investments of approximately $1.1 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

2024 Form 10-K	49	Wisconsin Electric Power Company

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At December 31, 2024, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at December 31, 2024, we could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

2024 Form 10-K	50	Wisconsin Electric Power Company

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

In December 2022, the PSCW granted the petitioner’s request for a declaratory ruling in part, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law, but declining to issue the petitioner’s request for a broader declaratory ruling that the petitioner would not be regulated as a "public utility".

Upon appeal, in April 2024, the Dane County Circuit Court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. Although the PSCW issued an order in June 2024 to reopen the docket to consider modifications, the project lease originally at issue was no longer going forward, and so in October 2024 the PSCW issued an order declining to issue any declaratory ruling.

Meanwhile, in June 2024, the party that filed the May 2022 PSCW petition appealed the Dane County Circuit Court’s April 2024 decision to the Wisconsin Court of Appeals. That appeal was in briefing when the PSCW issued its October 2024 order, which left the Court of Appeals with no agency decision to review. Based on this and the fact that the underlying project was no longer going forward, a motion to dismiss the appeal was granted by the Court of Appeals in February 2025. At this time we do not expect any material impact on our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers have been able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United

2024 Form 10-K	51	Wisconsin Electric Power Company

States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

In January 2025, the Department of Homeland Security announced the addition of several more Chinese businesses to the UFLPA, including five solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. Duties began to be applied to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia after expiration of the 24-month tariff moratorium on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

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

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC began an investigation and, in October and November 2024, announced preliminary affirmative determinations in its CVD and AD investigations, respectively, and set preliminary duties on imports from the four southeast Asian countries. The DOC and USITC are expected to make final determinations in the second quarter of 2025, which could result in enhanced duties, including retroactive duties in certain circumstances.
The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, there is uncertainty with respect to how WROs applied to panels under previous complaints would be affected.

As a result of these investigations, the solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects. We are continuing to assess the potential impact from the preliminary determinations on our business and results of operations.

Infrastructure Investment and Jobs Act and Inflation Reduction Act

In November 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We believe that funding from this Act would support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act could also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future to the benefit of our customers, the communities we serve, and our company.

In August 2022, former President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects.

2024 Form 10-K	52	Wisconsin Electric Power Company

Under the IRA transferability option, WEC Energy Group entered into an agreement in 2024 to sell substantially all of our 2024 PTCs to a third party. Additionally, in October 2024, WEC Energy Group entered into an agreement to sell the majority of our 2025 PTCs to a third party. See Note 1(n), Income Taxes, for more information about the impact of these sales during 2024. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the new presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans contracts, and other disbursements are consistent with the new administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

Environmental Matters

See Note 22, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional and international conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices.

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

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. A summary of actual weather information in our service territory during 2024, 2023, and 2022, as measured by degree days, can be found in Results of Operations.

2024 Form 10-K	53	Wisconsin Electric Power Company

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

Based on our variable rate debt outstanding at December 31, 2024 and 2023, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $1.8 million and $3.6 million in 2024 and 2023, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. The financial risks associated with investment returns are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs in 2023 through 2026, as required by the December 2022 and December 2024 rate orders issued by the PSCW. As a result, we defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2024	Expected Return on Assets in 2025
Pension trust funds	$902.7	6.50%
OPEB trust funds	$170.8	6.50%

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

2024 Form 10-K	54	Wisconsin Electric Power Company

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan, which includes us. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below.

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

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – The fluctuation in demand for certain commodities and their respective prices could negatively impact our operations.

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

2024 Form 10-K	55	Wisconsin Electric Power Company

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2024 Pension Cost
Discount rate	(0.5)	$30.5	$2.1
Discount rate	0.5	(29.0)	(1.9)
Rate of return on plan assets	(0.5)	N/A	4.7
Rate of return on plan assets	0.5	N/A	(4.7)

2024 Form 10-K	56	Wisconsin Electric Power Company

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2024 Postretirement Benefit Cost
Discount rate	(0.5)	$8.9	$1.4
Discount rate	0.5	(8.3)	(1.2)
Health care cost trend rate	(0.5)	(4.6)	(1.2)
Health care cost trend rate	0.5	5.3	1.4
Rate of return on plan assets	(0.5)	N/A	0.8
Rate of return on plan assets	0.5	N/A	(0.8)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.50% in 2024 and 2023, and 6.75% in 2022. The actual rate of return on pension plan assets, net of fees, was 5.20%, 8.09%, and (11.36)% in 2024, 2023, and 2022, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $192.1 million and $176.1 million as of December 31, 2024 and 2023, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

2024 Form 10-K	57	Wisconsin Electric Power Company

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

We expect our 2025 annual effective tax rate to be between 14% and 15%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2024 Form 10-K	58	Wisconsin Electric Power Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Wisconsin Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Electric Power Company and subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

2024 Form 10-K	59	Wisconsin Electric Power Company

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and/or (2) a refund to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We evaluated management’s conclusions regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 21, 2025

We have served as the Company's auditor since 2002.

2024 Form 10-K	60	Wisconsin Electric Power Company

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2024	2023	2022
Operating revenues	$3,979.9	$4,045.0	$4,070.3

Operating expenses
Cost of sales	1,300.3	1,451.4	1,693.3
Other operation and maintenance	937.9	931.1	831.7
Depreciation and amortization	573.7	525.0	479.7
Property and revenue taxes	106.8	115.3	125.6
Total operating expenses	2,918.7	3,022.8	3,130.3

Operating income	1,061.2	1,022.2	940.0

Other income, net	79.0	68.8	49.4
Interest expense	489.4	466.5	458.4
Other expense	(410.4)	(397.7)	(409.0)

Income before income taxes	650.8	624.5	531.0
Income tax expense	136.4	142.7	133.1
Net income	514.4	481.8	397.9

Preferred stock dividend requirements	1.2	1.2	1.2
Net income attributed to common shareholder	$513.2	$480.6	$396.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	61	Wisconsin Electric Power Company

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$0.4	$6.1
Accounts receivable and unbilled revenues, net of reserves of $46.9 and $44.5, respectively	601.2	573.0
Accounts receivable from related parties	128.6	143.9
Materials, supplies, and inventories	354.8	310.6
Prepaid taxes	139.8	112.7
Other prepayments	24.9	26.7
Other	23.2	32.3
Current assets	1,272.9	1,205.3

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $5,952.3 and $5,779.2, respectively	12,810.7	11,585.5
Regulatory assets (December 31, 2024 and December 31, 2023 include $76.5 and $85.9, respectively, related to WEPCo Environmental Trust)	2,946.3	2,860.7
Pension and OPEB assets	79.2	71.0
Other	90.5	118.9
Long-term assets	15,926.7	14,636.1
Total assets	$17,199.6	$15,841.4

Liabilities and Equity
Current liabilities
Short-term debt	$179.9	$360.8
Current portion of long-term debt (December 31, 2024 and December 31, 2023 include $9.2 and $9.0, respectively, related to WEPCo Environmental Trust)	259.2	309.0
Current portion of finance lease obligations	99.3	87.8
Accounts payable	529.3	332.1
Accounts payable to related parties	206.1	193.8
Other	184.6	201.4
Current liabilities	1,458.4	1,484.9

Long-term liabilities
Long-term debt (December 31, 2024 and December 31, 2023 include $76.4 and $85.3, respectively, related to WEPCo Environmental Trust)	3,728.0	3,045.4
Finance lease obligations	2,742.9	2,752.2
Deferred income taxes	1,655.7	1,513.5
Regulatory liabilities	1,758.8	1,631.4
Other	348.6	330.5
Long-term liabilities	10,234.0	9,273.0

Commitments and contingencies (Note 22)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	2,703.0	2,552.4
Retained earnings	2,440.9	2,167.8
Common shareholder's equity	5,476.8	5,053.1

Preferred stock	30.4	30.4
Total liabilities and equity	$17,199.6	$15,841.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	62	Wisconsin Electric Power Company

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2024	2023	2022
Operating activities
Net income	$514.4	$481.8	$397.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	573.7	525.0	479.7
Deferred income taxes and ITCs, net	109.7	20.7	54.6
Net change in transmission regulatory asset and liability	(9.0)	18.4	(64.2)
Change in –
Accounts receivable and unbilled revenues, net	(18.9)	(4.6)	(69.8)
Materials, supplies, and inventories	(44.2)	(12.8)	(46.5)
Prepaid taxes	(27.1)	0.4	(15.7)
Collateral on deposit	21.8	20.0	(40.9)
Other current assets	(2.7)	(5.2)	(0.4)
Accounts payable	92.3	(41.3)	14.5
Other current liabilities	13.8	(8.2)	28.8
Other, net	40.7	(55.1)	(101.0)
Net cash provided by operating activities	1,264.5	939.1	637.0

Investing activities
Capital expenditures	(1,442.7)	(1,094.6)	(930.4)
Acquisition of West Riverside	(97.9)	(95.3)	—
Acquisition of Whitewater	—	(38.0)	—
Proceeds from the sale of assets	1.3	24.3	1.6
Reimbursement for ATC's construction costs	7.6	—	0.2
Payments for ATC's construction costs that will be reimbursed	(1.6)	(16.5)	(19.2)
Insurance proceeds received for property damage	—	0.5	41.0
Other, net	(4.4)	(7.7)	(7.2)
Net cash used in investing activities	(1,537.7)	(1,227.3)	(914.0)

Financing activities
Change in short-term debt	(180.9)	(99.9)	85.7
Issuance of long-term debt	947.4	—	500.0
Retirement of long-term debt	(309.0)	(8.9)	(8.8)
Payments for finance lease obligations	(87.9)	(77.0)	(73.6)
Equity contribution from parent	150.0	805.0	455.0
Payment of dividends to parent	(240.0)	(370.0)	(630.0)
Other, net	(11.4)	(1.2)	(6.6)
Net cash provided by financing activities	268.2	248.0	321.7

Net change in cash, cash equivalents, and restricted cash	(5.0)	(40.2)	44.7
Cash, cash equivalents, and restricted cash at beginning of year	7.5	47.7	3.0
Cash, cash equivalents, and restricted cash at end of year	$2.5	$7.5	$47.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	63	Wisconsin Electric Power Company

E. CONSOLIDATED STATEMENTS OF EQUITY

	Wisconsin Electric Power Company Common Shareholder's Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
(in millions)
Balance at December 31, 2021	$332.9	$1,290.9	$2,290.5	$3,914.3	$30.4	$3,944.7
Net income attributed to common shareholder	—	—	396.7	396.7	—	396.7
Payment of dividends to parent	—	—	(630.0)	(630.0)	—	(630.0)
Equity contribution from parent	—	455.0	—	455.0	—	455.0
Stock-based compensation and other	—	0.9	(0.1)	0.8	—	0.8
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	480.6	480.6	—	480.6
Payment of dividends to parent	—	—	(370.0)	(370.0)	—	(370.0)
Equity contribution from parent	—	805.0	—	805.0	—	805.0
Stock-based compensation and other	—	0.6	0.1	0.7	—	0.7
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	513.2	513.2	—	513.2
Payment of dividends to parent	—	—	(240.0)	(240.0)	—	(240.0)
Equity contribution from parent	—	150.0	—	150.0	—	150.0
Stock-based compensation and other	—	0.6	(0.1)	0.5	—	0.5
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	64	Wisconsin Electric Power Company

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

The transaction price of the performance obligations for residential and commercial and industrial customers is valued using the rates, charges, terms, and conditions of service included in our tariffs, which have been approved by the PSCW. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month. Our retail electric rates include base amounts for fuel and purchased power costs, which also impact our revenues. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. We monitor the deferral of under-collected costs to ensure that it does not cause us to earn a greater ROE than authorized by the PSCW. In addition, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates.

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

2024 Form 10-K	65	Wisconsin Electric Power Company

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

2024 Form 10-K	66	Wisconsin Electric Power Company

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2024 and 2023.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2024	2023
Materials and supplies	$252.1	$186.6
Fossil fuel	60.0	74.5
Natural gas in storage	42.7	49.5
Total	$354.8	$310.6

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

2024 Form 10-K	67	Wisconsin Electric Power Company

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 3.03%, 3.03%, and 3.06% in 2024, 2023, and 2022, respectively.

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

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 8.45%, 8.45%, and 8.68% for 2024, 2023, and 2022, respectively. Our average AFUDC wholesale rates were 7.11%, 6.70%, and 5.35% for 2024, 2023, and 2022, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2024	2023	2022
AFUDC-Debt	$14.6	$13.0	$6.9
AFUDC-Equity	46.0	41.0	18.8

(j) Asset Impairment—Intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. At December 31, 2024 and 2023, we had $12.1 million of indefinite-lived intangible assets consisting of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022.

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

2024 Form 10-K	68	Wisconsin Electric Power Company

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

2024 Form 10-K	69	Wisconsin Electric Power Company

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2024	2023	2022
Stock options granted	44,202	30,495	51,511

Estimated weighted-average fair value per stock option	$16.13	$19.58	$14.71

Assumptions used to value the options:
Risk-free interest rate	3.9% – 5.4%	3.8% – 4.8%	0.2% – 1.6%
Dividend yield	3.8%	3.2%	3.2%
Expected volatility	22.0%	22.0%	21.0%
Expected life (years)	8.4	8.3	8.7

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

The ultimate number of performance units that will be paid out is dependent on WEC Energy Group's total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics, as may be determined by the Compensation Committee. Under the terms of awards granted prior to 2023, participants may earn between 0% and 175% of the performance unit award based on WEC Energy Group's total shareholder return. Pursuant to the plan terms governing these awards, these percentages can be adjusted upwards or downwards by up to 10% based on WEC Energy Group's performance against additional performance measures, if any, adopted by the Compensation Committee.

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023, 2024, and 2025. The ultimate number of units that will be paid out will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

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

2024 Form 10-K	70	Wisconsin Electric Power Company

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In 2023 and 2024, under this transferability provision, WEC Energy Group entered into agreements to sell substantially all of the PTCs we generated in 2023 and 2024 to third parties. In October 2024, WEC Energy Group entered into an agreement to sell the majority of the PTCs expected to be generated in 2025 to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting on our 2023 tax return, which increased our deferred tax liabilities.

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

2024 Form 10-K	71	Wisconsin Electric Power Company

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

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2024, we had $26.0 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

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

2024 Form 10-K	72	Wisconsin Electric Power Company

(t) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including CCR landfills and manufactured gas plant sites. See Note 10, Asset Retirement Obligations, for more information regarding CCR landfills and Note 22, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2024. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2024.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In May 2024, we completed the acquisition of an additional 100 MWs of West Riverside's nameplate capacity for $97.9 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. In June 2023, we completed the first acquisition of 100 MWs for $95.3 million. Prior to each of the acquisitions, WPS received approval to transfer its ownership interest rights to us. After the second acquisition, we own 200 MWs, or 27.5%, of West Riverside at a total cost of $193.2 million.

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

2024 Form 10-K	73	Wisconsin Electric Power Company

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

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2024	December 31, 2023
Accounts receivable
Services provided to ATC	$0.9	$0.9
Amounts due from ATC for transmission infrastructure upgrades (1)	39.3	39.5
Accounts payable
Services received from ATC	22.6	36.7

(1)     The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

2024 Form 10-K	74	Wisconsin Electric Power Company

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2024	2023	2022
Transactions with WPS
Natural gas related purchases from WPS (1)	$1.0	$1.3	$3.3
Charges to WPS for services and other items (2)	18.6	16.2	13.3
Charges from WPS for services and other items (2)	12.8	11.3	10.7
Transactions with WG
Natural gas related purchases from WG (1)	33.9	19.7	6.2
Natural gas related sales to WG (1)	0.2	0.3	1.3
Electric related sales to WG	2.6	0.6	0.4
Charges to WG for services and other items (2)	40.9	38.3	39.5
Charges from WG for services and other items (2)	27.0	27.9	29.8
Transactions with UMERC
Charges to UMERC for services and other items (2)	11.9	11.8	13.7
Charges from UMERC for services and other items (2)	1.1	2.0	1.2
Transactions with Bluewater
Charges from Bluewater for storage service fees (3)	20.1	17.2	14.8
Charges from Bluewater for other operating fees (3)	3.9	4.1	3.3
Natural gas related sales to Bluewater (1)	2.8	2.8	2.7
Charges to Bluewater for services and other items (2)	2.8	2.7	2.7
Transactions with We Power
Lease payments and other lease-related charges from We Power (4)	427.2	422.0	412.6
Charges to We Power for services and other items (2)	8.0	7.8	4.2
Transactions with WBS
Charges to WBS for services and other items (2)	26.4	41.1	49.5
Charges from WBS for services and other items (2)	129.3	113.3	123.1
Transactions with ATC
Charges to ATC for services and construction	12.4	8.1	9.3
Charges from ATC for network transmission services	271.2	248.8	239.3
Net payment to ATC related to FERC ROE orders	—	—	0.1

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

(4)    We make lease payments to We Power for PWGS Units 1 and 2 and ERGS Units 1 and 2. See Note 15, Leases, for more information.

2024 Form 10-K	75	Wisconsin Electric Power Company

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

	Year Ended December 31
(in millions)	2024	2023	2022
Wisconsin Electric Power Company
Electric utility	$3,522.7	$3,540.2	$3,448.7
Natural gas utility	442.4	489.8	606.8
Total revenues from contracts with customers	3,965.1	4,030.0	4,055.5
Other operating revenues	14.8	15.0	14.8
Total operating revenues	$3,979.9	$4,045.0	$4,070.3

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2024	2023	2022
Residential	$1,503.3	$1,480.6	$1,376.3
Small commercial and industrial	1,175.5	1,177.2	1,095.0
Large commercial and industrial	598.4	616.0	629.1
Other	21.0	21.1	20.4
Total retail revenues	3,298.2	3,294.9	3,120.8
Wholesale	45.5	40.9	58.4
Resale	144.3	173.7	224.3
Steam	23.5	25.2	28.4
Other utility revenues	11.2	5.5	16.8
Total electric utility operating revenues	$3,522.7	$3,540.2	$3,448.7

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2024	2023	2022
Residential	$292.5	$323.3	$397.8
Commercial and industrial	124.3	148.2	193.7
Total retail revenues	416.8	471.5	591.5
Transportation	24.1	21.6	17.8
Other utility revenues (1)	1.5	(3.3)	(2.5)
Total natural gas utility operating revenues	$442.4	$489.8	$606.8

(1)    Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

2024 Form 10-K	76	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2024	2023	2022
Late payment charges	$11.3	$12.2	$12.1
Rental revenues	2.6	2.5	2.5
Alternative revenues (1)	0.9	0.3	0.2
Total other operating revenues	$14.8	$15.0	$14.8
(1)    For more information about our alternative revenues, see Note 1(d), Operating Revenues.

NOTE 6—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2024	December 31, 2023
Accounts receivable and unbilled revenues	$648.1	$617.5
Allowance for credit losses	46.9	44.5
Accounts receivable and unbilled revenues, net (1)	$601.2	$573.0

Total accounts receivable, net – past due greater than 90 days (1)	$38.2	$37.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.8%	94.1%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2024, $348.4 million, or 58.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Year Ended December 31
(in millions)	2024	2023	2022
Balance at January 1	$44.5	$49.7	$51.4
Provision for credit losses	32.8	23.8	27.3
Provision for credit losses deferred for future recovery or refund	46.3	45.7	34.0
Write-offs charged against the allowance	(102.5)	(94.1)	(83.4)
Recoveries of amounts previously written off	25.8	19.4	20.4
Balance at December 31	$46.9	$44.5	$49.7

The allowance for credit losses increased during the year ended December 31, 2024, primarily related to an increase in reserve percentages associated with the higher write-offs we saw during the year.

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

2024 Form 10-K	77	Wisconsin Electric Power Company

NOTE 7—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2024	2023	See Note
Regulatory assets (1) (2)
We Power finance leases	$1,139.1	$1,109.7	15
Plant retirement related items (3)	655.1	595.5	22
Income tax related items	364.6	373.1	1(n), 16
Pension and OPEB costs (4)	343.1	348.9	19, 24
Uncollectible expense	108.4	62.1	6
SSR (5)	102.9	113.2
Securitization	76.5	85.9	21
AROs	52.8	41.2	1(k), 10
Bluewater (6)	21.1	17.2
Energy efficiency programs (7)	16.4	23.3
Derivatives	2.7	45.2	1(p)
Other, net	63.6	45.4
Total regulatory assets	$2,946.3	$2,860.7

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $18.1 million and $16.5 million at December 31, 2024 and 2023, respectively.

(2)    As of December 31, 2024, we had $0.3 million of regulatory assets not earning a return and $117.9 million of regulatory assets earning a return based on long-term interest rates. The regulatory assets not earning a return relate to certain environmental remediation costs. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    At December 31, 2024, plant retirement related items included $20.0 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024.

(4)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(5)    This regulatory asset relates to our 2014 announcement to retire the PIPP. Despite our intent to retire the PIPP, MISO designated the PIPP as an SSR, which meant the PIPP's operation was necessary for reliability, and the plant could not be shut down until new generation or transmission facilities were built. In December 2014, the PSCW authorized escrow accounting for our SSR revenues because of the fluctuations in the actual revenues we received under the PIPP SSR agreements. The rate order we received from the PSCW in December 2019 authorized recovery of this SSR regulatory asset over a 15-year period that began on January 1, 2020.

(6)    Primarily relates to costs associated with the long-term service agreement we have with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, we defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(7)    Represents amounts recoverable from customers related to programs designed to meet energy efficiency standards.

2024 Form 10-K	78	Wisconsin Electric Power Company

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2024	2023	See Note
Regulatory liabilities
Removal costs (1)	$809.2	$758.9
Income tax related items	653.9	683.5	16
Pension and OPEB benefits (2)	118.5	124.0	19, 24
Energy costs refundable through rate adjustments	70.7	5.5	1(d)
Revenue requirements of renewable generation facilities (3)	37.9	—	24
Electric transmission costs (4)	19.7	23.9
Other, net	52.9	40.9
Total regulatory liabilities	$1,762.8	$1,636.7

Balance sheet presentation
Other current liabilities	$4.0	$5.3
Regulatory liabilities	1,758.8	1,631.4
Total regulatory liabilities	$1,762.8	$1,636.7

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

(3)    These amounts represent the deferral of the incremental revenue requirement impact from the delayed in-service date of certain renewable generation facilities we constructed.

(4)    In accordance with the PSCW's approval of escrow accounting for our ATC and MISO network transmission expenses, we defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $75.3 million at December 31, 2024 was classified as a regulatory asset. In addition, a $43.8 million cost of removal reserve related to the units continued to be classified as a regulatory liability at December 31, 2024. Not included in these amounts was $8.6 million of deferred tax liabilities previously recorded for the retired units. Effective with our rate order issued by the PSCW in December 2022, we received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. We also have FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $506.8 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $15.4 million as of December 31, 2024. The net amount of $491.4 million was classified as a regulatory asset on our balance sheet at December 31, 2024 due to the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $138.0 million related to the retired Pleasant Prairie power plant. Pursuant to our rate order issued by the PSCW in December 2019, we will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

2024 Form 10-K	79	Wisconsin Electric Power Company

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

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019, and the plant was reclassified to a regulatory asset on our balance sheets. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. On our balance sheet, the net book value of the PIPP was $130.8 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to our unrecovered balance of these units were $4.4 million, resulting in a net amount of $126.4 million at December 31, 2024. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $35.6 million related to the retired PIPP. Effective with our rate order issued by the PSCW in December 2019, we received approval to collect a return of and on our share of the net book value of the PIPP, and as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization in the income statement. We also have FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the remaining net book value.

NOTE 8—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2024	2023
Electric – generation	$3,251.3	$2,721.3
Electric – distribution	6,537.6	6,116.7
Natural gas – distribution, storage, and transmission	2,174.1	2,059.4
Property, plant, and equipment to be retired	657.4	783.7
Other	1,102.3	1,087.0
Less: Accumulated depreciation	3,728.2	3,530.3
Net	9,994.5	9,237.8
CWIP	1,128.3	624.7
Net utility and non-utility property, plant, and equipment	11,122.8	9,862.5

Property under finance leases	3,291.8	3,206.8
Less: Accumulated amortization	1,603.9	1,483.8
Net leased facilities	1,687.9	1,723.0

Total property, plant, and equipment	$12,810.7	$11,585.5

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2024		2023	2022
Severance liability at January 1	$15.1		$13.5	$3.3
Severance expense	(3.5)	(1)	1.6	10.2
Severance payments	(0.4)		—	—
Total severance liability at December 31	$11.2		$15.1	$13.5

(1)    The severance accrual was decreased in 2024 due to workforce realignment efforts.

2024 Form 10-K	80	Wisconsin Electric Power Company

Plant to be Retired

Oak Creek Power Plant Units 7 and 8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. See Note 2, Acquisitions, for more information on the acquisitions. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of our ownership share of OCPP Units 7 and 8 was $657.4 million at December 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

Information related to jointly owned utility facilities at December 31, 2024 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
West Riverside (1) (3)	27.5%	190.5	2023 & 2024	WPL	$217.8	$(29.5)	$3.2
Badger Hollow II (2)	66.7%	100.0	2023	WE	179.4	(6.0)	0.4
Weston RICE units (1)	50.0%	65.0	2023	WPS	93.0	(4.3)	—
Whitewater (1)	50.0%	117.6	2023	WE	126.2	(95.7)	2.1
Paris (solar portion) (2)	75.0%	150.0	2024	WE	299.1	—	0.4

(1)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2025 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(3)    We acquired a 13.8% ownership interest in June 2023 and acquired an additional 13.7% ownership interest in May 2024. See Note 2, Acquisitions, for more information.

We, along with WPS and an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The solar portion of this project went into service in December 2024 (see details in the table above) and construction of the battery storage is expected to be completed in 2025. Once fully constructed, we will own 75%, or 82 MWs of battery storage of this project. Our CWIP balance for Paris was $181.1 million as of December 31, 2024.

We, along with WPS and an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. Once fully constructed, we will own 75%, or 188 MWs of solar generation and 56 MWs of battery storage of this project. Commercial operation of the solar portion and the battery storage is expected to be completed in 2025 and 2026, respectively. Our CWIP balance for Darien was $352.4 million as of December 31, 2024.

We, along with WPS and an unaffiliated utility, received PSCW approval to construct Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. Once fully constructed, we will own 75%, or 225 MWs of solar generation and 124 MWs of battery storage of this project. Commercial operation of the solar facility and the battery storage is

2024 Form 10-K	81	Wisconsin Electric Power Company

expected to be completed 2026 and 2027, respectively. Our CWIP balance for Koshkonong was $117.0 million as of December 31, 2024.

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

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2024		2023	2022
Balance as of January 1	$73.1		$71.7	$70.8
Accretion	2.9		1.8	1.8
Additions	44.8	(1)	4.4	—
Revisions to estimated cash flows	—		(4.5)	0.3
Liabilities settled	(0.2)		(0.3)	(1.2)
Balance as of December 31	$120.6		$73.1	$71.7

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 22, Commitments and Contingencies, for more information.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2024	2023		2022
Stock options	$1.8	$1.9		$2.4
Restricted stock	2.7	2.3		2.3
Performance units	11.3	(0.9)	(1)	8.5
Stock-based compensation expense	$15.8	$3.3		$13.2
Related tax benefit	$4.3	$0.9		$3.6

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2024, 2023, and 2022 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2024:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	448,300	$75.67
Granted	44,202	84.19
Exercised	(59,232)	59.57
Outstanding as of December 31, 2024	433,270	78.74	5.0	$6.7
Exercisable as of December 31, 2024	322,814	74.59	4.0	$6.3

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2024. This is calculated

2024 Form 10-K	82	Wisconsin Electric Power Company

as the difference between WEC Energy Group's closing stock price on December 31, 2024, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $2.0 million, $2.5 million, and $6.1 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $3.5 million, $2.5 million, and $4.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. The actual tax benefit from option exercises for the same years was approximately $0.5 million, $0.7 million, and $1.7 million, respectively.

As of December 31, 2024, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.8 years on a weighted-average basis.

During the first quarter of 2025, the Compensation Committee awarded 41,084 non-qualified WEC Energy Group stock options with an exercise price of $94.55 and a weighted-average grant date fair value of $18.23 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2024:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2024	8,171	$94.12
Granted	10,460	84.17
Released	(3,832)	93.79
Forfeited	(640)	88.60
Outstanding and unvested as of December 31, 2024	14,159	87.11

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.3 million for each of the years ended December 31, 2024 and 2023, and was $0.4 million for the year ended December 31, 2022. The actual tax benefit from released restricted shares was $0.1 million for each of the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, we expected to recognize approximately $1.7 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.8 years on a weighted-average basis.

During the first quarter of 2025, the Compensation Committee awarded 10,162 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $94.55 per share.

Performance Units

During 2024, 2023, and 2022, the Compensation Committee awarded 34,037; 19,780; and 21,158 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $0.3 million, $1.2 million, and $2.8 million were settled during 2024, 2023, and 2022, respectively. The actual tax benefit from the distribution of performance units for the same years was $0.1 million, $0.3 million, and $0.7 million, respectively.

At December 31, 2024, our employees held 71,760 WEC Energy Group performance units, including dividend equivalents. A liability of $5.0 million was recorded on our balance sheet at December 31, 2024 related to these outstanding units. As of December 31, 2024, we expected to recognize approximately $9.8 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.7 years on a weighted-average basis.

During the first quarter of 2025, performance units held by our employees with an intrinsic value of $1.9 million were settled. The actual tax benefit from the distribution of these awards was $0.5 million. In January 2025, the Compensation Committee also awarded 33,070 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

2024 Form 10-K	83	Wisconsin Electric Power Company

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

As of December 31, 2024, our retained earnings were fully restricted.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2024 and 2023:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	$—	$4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—
Total				$30.4

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2024	2023
Commercial paper
Amount outstanding at December 31	$179.9	$360.8
Average interest rate on amounts outstanding at December 31	4.63%	5.48%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2024 was $166.5 million, with a weighted-average interest rate during the period of 5.40%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2024, we were in compliance with this ratio.

2024 Form 10-K	84	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2024
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		179.9
Available capacity under existing agreement		$319.1

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

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding as of December 31:

(in millions)	Interest Rate	Year Due	2024	2023
WE Debentures (unsecured)	2.05%	N/A	$—	$300.0
	3.10%	2025	250.0	250.0
	6.50%	2028	150.0	150.0
	1.70%	2028	300.0	300.0
	5.00%	2029	350.0	—
	4.75%	2032	500.0	500.0
	5.625%	2033	335.0	335.0
	4.60%	2034	300.0	—
	5.70%	2036	300.0	300.0
	3.65%	2042	250.0	250.0
	4.25%	2044	250.0	250.0
	4.30%	2045	250.0	250.0
	4.30%	2048	300.0	300.0
	5.05%	2054	300.0	—
	6.875%	2095	100.0	100.0
WEPCo Environmental Trust (secured, nonrecourse) (1) (2)	1.578%	2025-2035	88.0	97.0
Total			4,023.0	3,382.0
Unamortized debt issuance costs			(19.8)	(13.0)
Unamortized discount, net			(16.0)	(14.6)
Total long-term debt, including current portion			3,987.2	3,354.4
Current portion of long-term debt			(259.2)	(309.0)
Total long-term debt			$3,728.0	$3,045.4

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

2024 Form 10-K	85	Wisconsin Electric Power Company

In December 2024, the DOE issued to us a conditional commitment for a federal loan guarantee for up to $2.5 billion of borrowings that we would use to fund a portion of the costs to construct certain utility-scale renewable generation projects. The conditional commitment was issued pursuant to provisions of the IRA. Under the conditional commitment, the guaranteed borrowings would be senior, unsecured borrowings made through the Federal Financing Bank and reduce our issuance of senior, unsecured obligations in the capital markets. Final approval and issuance of a loan guarantee by the DOE is subject to numerous conditions, including negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and the satisfaction of other conditions. In addition, in January 2025, President Trump issued an executive order that requires all federal agencies to immediately halt the disbursement of funds under the IRA and to review their processes for issuing, among other things, loan guarantees. There can be no assurance that the DOE will issue the loan guarantee.

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

In December 2024, our $300.0 million 2.05% Debentures due December 15, 2024, matured and the outstanding principal and accrued interest were paid with the proceeds received from issuing commercial paper.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2024:

(in millions)
2025	$259.2
2026	9.3
2027	9.5
2028	459.6
2029	359.8
Thereafter	2,925.6
Total	$4,023.0

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
•Land we are leasing related to our utility solar generation projects through December 2074.

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

2024 Form 10-K	86	Wisconsin Electric Power Company

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

Port Washington Generating Station

We are leasing PWGS 1 and PWGS 2, two natural gas-fired generation units, which were placed in service in July 2005 and May 2008, respectively, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the original 25-year term of the leases. The lease payments are expected to be recovered through our rates, as supported by Wisconsin's 2001 leased generation law.

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

2024 Form 10-K	87	Wisconsin Electric Power Company

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Finance lease expense
Amortization of right of use assets (1)	$88.5	$77.5	$74.2
Interest on lease liabilities (2)	331.2	329.5	334.3
Operating lease expense (3)	2.0	1.6	1.8
Total lease expense	$421.7	$408.6	$410.3

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$331.2	$329.5	$334.3
Operating cash flows for operating leases	2.0	1.6	1.8
Financing cash flows for finance leases	87.9	77.0	73.6
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (4)	$87.1	$136.5	$60.0
Right of use assets obtained in exchange for operating lease liabilities	2.6	2.3	—

Weighted-average remaining lease term – finance leases	16.4 years	16.2 years	16.5 years
Weighted-average remaining lease term – operating leases	29.6 years	24.9 years	27.0 years

Weighted-average discount rate – finance leases (5)	13.0%	13.4%	13.6%
Weighted average discount rate – operating leases (5)	5.2%	4.8%	4.5%

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

(5)    For the PWGS and ERGS finance leases, the rate implicit in the lease was readily determinable. For all of our other operating and finance leases, we used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2024 Form 10-K	88	Wisconsin Electric Power Company

The following table summarizes our finance and operating lease right of use assets and obligations at December 31:

(in millions)	2024	2023	Balance Sheet Location
Right of use assets
Operating lease right of use assets, net	$12.2	$10.2	Other long-term assets
Finance lease right of use assets, net
PWGS	$239.1	$268.6
ERGS	1,286.3	1,362.0
Land leases – utility solar generation	162.5	92.4
Total finance lease right of use assets, net (1)	$1,687.9	$1,723.0	Property, plant, and equipment, net

Lease obligations
Current operating lease liabilities	$0.8	$0.8	Other current liabilities
Long-term operating lease liabilities	$11.5	$9.4	Other long-term liabilities
Current finance lease liabilities
PWGS	$48.5	$42.9
ERGS	50.8	44.9
Total current finance lease liabilities	$99.3	$87.8	Current portion of finance lease obligations
Long-term finance lease liabilities
PWGS	$431.3	$474.8
ERGS	2,134.0	2,177.8
Land leases – utility solar generation	177.6	99.6
Total long-term finance lease liabilities	$2,742.9	$2,752.2	Finance lease obligations

(1)    Amounts are net of accumulated amortization of $1,603.9 million and $1,483.8 million at December 31, 2024 and 2023, respectively.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2024, were as follows:

(in millions)	Total Operating Leases	PWGS	ERGS	Land Leases - Utility Solar Generation	Total Finance Leases
2025	$1.3	$103.6	$314.9	$5.3	$423.8
2026	1.1	103.5	314.9	5.5	423.9
2027	0.9	103.3	314.8	8.8	426.9
2028	0.7	103.3	314.7	9.0	427.0
2029	0.7	103.3	314.5	9.2	427.0
Thereafter	21.3	201.7	3,311.3	694.2	4,207.2
Total minimum lease payments	26.0	718.7	4,885.1	732.0	6,335.8
Less: Interest	(13.7)	(238.9)	(2,700.3)	(554.4)	(3,493.6)
Present value of minimum lease payments	12.3	479.8	2,184.8	177.6	2,842.2
Less: Short-term lease liabilities	(0.8)	(48.5)	(50.8)	—	(99.3)
Long-term lease liabilities	$11.5	$431.3	$2,134.0	$177.6	$2,742.9

As of February 21, 2025, we have not entered into any material leases that have not yet commenced.

2024 Form 10-K	89	Wisconsin Electric Power Company

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2024	2023	2022
Current tax expense	$26.7	$122.0	$81.0
Deferred income taxes, net	115.1	26.2	53.6
ITCs	(5.4)	(5.5)	(1.5)
Total income tax expense	$136.4	$142.7	$133.1

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2024		2023		2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$136.4	21.0%	$130.9	21.0%	$111.2	21.0%
State income taxes net of federal tax benefit	39.0	6.0%	37.4	6.0%	33.1	6.3%
Federal excess deferred tax amortization (1)	(20.8)	(3.2)%	(20.8)	(3.3)%	(23.2)	(4.4)%
PTCs	(19.0)	(2.9)%	(11.6)	(1.9)%	(2.3)	(0.4)%
AFUDC-Equity	(9.7)	(1.5)%	(8.6)	(1.4)%	(3.9)	(0.7)%
Domestic production activities deferral	6.3	1.0%	6.3	1.0%	6.3	1.1%
Other, net	4.2	0.6%	9.1	1.5%	11.9	2.2%
Total income tax expense	$136.4	21.0%	$142.7	22.9%	$133.1	25.1%

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

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2024	2023
Deferred tax assets
Tax gross up – regulatory items	$94.6	$103.4
Deferred revenues	101.2	103.9
Future tax benefits	11.7	7.1
Other	51.0	53.6
Total deferred tax assets	$258.5	$268.0

Deferred tax liabilities
Property-related	$1,551.1	$1,430.4
Deferred costs – plant retirements	182.3	186.2
Employee benefits and compensation	55.6	60.6
Deferred costs – SSR	34.1	37.5
Other	91.1	66.8
Total deferred tax liabilities	1,914.2	1,781.5
Deferred tax liability, net	$1,655.7	$1,513.5

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

2024 Form 10-K	90	Wisconsin Electric Power Company

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2024 and 2023 are summarized in the tables below:

2024 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2024
Federal tax credit	$—	$11.7	2042
Balance as of December 31, 2024	$—	$11.7

2023 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2023
Federal tax credit	$—	$7.1	2042
Balance as of December 31, 2023	$—	$7.1

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2024 and 2023.

We do not expect any unrecognized tax benefits to affect our effective tax rate in periods after December 31, 2024.

For the years ended December 31, 2024, 2023, and 2022, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2024 and 2023, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

We do not anticipate any significant increases in the total amount of unrecognized tax benefits within the next 12 months.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions we are no longer subject to federal income tax examinations by the IRS for years prior to 2021. As of December 31, 2024, we were subject to examination by the Wisconsin taxing authority for tax years 2020 through 2024.

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$7.0	$3.5	$—	$10.5
FTRs	—	—	2.9	2.9
Total derivative assets	$7.0	$3.5	$2.9	$13.4

Derivative liabilities
Natural gas contracts	$0.6	$0.5	$—	$1.1

2024 Form 10-K	91	Wisconsin Electric Power Company

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.9	$1.3	$—	$2.2
FTRs	—	—	2.5	2.5
Total derivative assets	$0.9	$1.3	$2.5	$4.7

Derivative liabilities
Natural gas contracts	$16.1	$3.1	$—	$19.2
Coal contracts	—	19.3	—	19.3
Total derivative liabilities	$16.1	$22.4	$—	$38.5

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2024	2023	2022
Balance at the beginning of the period	$2.5	$2.0	$1.0
Purchases	12.1	8.1	7.6
Settlements	(11.7)	(7.6)	(6.6)
Balance at the end of the period	$2.9	$2.5	$2.0

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.2	$30.4	$21.4
Long-term debt, including current portion	3,987.2	3,792.3	3,354.4	3,255.4

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

	December 31, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$10.0	$1.1	$2.2	$18.6
FTRs	2.9	—	2.5	—
Coal contracts	—	—	—	10.2
Total current	12.9	1.1	4.7	28.8

Long-term
Natural gas contracts	0.5	—	—	0.6
Coal contracts	—	—	—	9.1
Total long-term	0.5	—	—	9.7
Total	$13.4	$1.1	$4.7	$38.5

2024 Form 10-K	92	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows for the years ended:

	December 31, 2024		December 31, 2023		December 31, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	69.9 Dth	$(38.3)	68.5 Dth	$(102.2)	59.7 Dth	$86.6
FTRs	19.2 MWh	5.8	20.4 MWh	14.5	18.9 MWh	8.1
Total		$(32.5)		$(87.7)		$94.7

At December 31, 2024 and 2023, we had posted cash collateral of $4.9 million and $26.7 million, respectively. We had also received cash collateral of $2.8 million at December 31, 2024.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2024			December 31, 2023
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$13.4		$1.1	$4.7	$38.5
Gross amount not offset on the balance sheet	(3.6)	(1)	(0.8)	(1.3)	(16.5)	(2)
Net amount	$9.8		$0.3	$3.4	$22.0

(1)     Includes cash collateral received of $2.8 million.

(2)    Includes cash collateral posted of $15.2 million.

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

2024 Form 10-K	93	Wisconsin Electric Power Company

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Change in benefit obligation
Obligation at January 1	$900.8	$894.9	$163.4	$144.6
Service cost	10.4	10.3	3.2	2.6
Interest cost	44.5	47.1	8.2	7.7
Participant contributions	—	—	5.3	5.6
Net transfer from/to affiliates	0.4	(1.2)	0.3	(0.4)
Actuarial (gain) loss	(27.5)	29.1	5.8	19.5
Benefit payments	(76.9)	(79.4)	(16.8)	(18.7)
Federal subsidy on benefits paid	N/A	N/A	1.3	1.3
Transfer	—	—	1.3	1.2
Obligation at December 31	$851.7	$900.8	$172.0	$163.4

Change in fair value of plan assets
Fair value at January 1	$932.2	$940.7	$172.8	$211.3
Actual return on plan assets	43.9	68.9	9.2	17.7
Employer contributions net of plan transfer (1)	3.1	3.2	0.1	(42.9)
Participant contributions	—	—	5.3	5.6
Net transfer from/to affiliates	0.4	(1.2)	0.2	(0.2)
Benefit payments	(76.9)	(79.4)	(16.8)	(18.7)
Fair value at December 31	$902.7	$932.2	$170.8	$172.8
Funded status at December 31	$51.0	$31.4	$(1.2)	$9.4

(1)    Employer contribution includes a $43.0 million transfer out of the WEC Energy Group Retiree Welfare Plan, in 2023, associated with the overfunded position of this plan.

In 2024, we had actuarial gains related to our pension benefit obligations of $27.5 million and actuarial losses in 2023 of $29.1 million. The primary driver for the actuarial gain was a higher discount rate in 2024. Partially offsetting the gain in 2024, was lower than expected asset returns. The discount rate for our pension benefits was 5.70%, 5.20%, and 5.50% in 2024, 2023, and 2022, respectively.

In 2024 and 2023, we had actuarial losses related to our OPEB benefit obligation of $5.8 million and $19.5 million, respectively, both of which were driven by claims and premium updates and changes to medical trend assumptions. Partially offsetting the losses, was a higher discount rate in 2024. The discount rate for our OPEB benefits was 5.70%, 5.15%, and 5.50% in 2024, 2023, and 2022, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Pension and OPEB assets	$79.2	$61.6	$—	$9.4
Other long-term liabilities	28.2	30.2	1.2	—
Total net assets	$51.0	$31.4	$(1.2)	$9.4

The accumulated benefit obligation for all defined benefit pension plans was $851.0 million and $900.0 million as of December 31, 2024 and 2023, respectively.

The following table shows information for the pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2024	2023
Accumulated benefit obligation	$28.0	$30.0

2024 Form 10-K	94	Wisconsin Electric Power Company

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2024	2023
Projected benefit obligation	$28.2	$30.2

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2024	2023
Accumulated benefit obligation	$172.0	$—
Fair value of plan assets	170.8	—

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$311.1	$342.1	$(75.7)	$(89.1)
Prior service credits	(1.8)	(1.9)	(0.3)	(0.4)
Total	$309.3	$340.2	$(76.0)	$(89.5)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$10.4	$10.3	$13.4	$3.2	$2.6	$3.9
Interest cost	44.5	47.1	32.6	8.2	7.7	5.6
Expected return on plan assets	(61.6)	(64.3)	(71.4)	(11.0)	(13.4)	(17.7)
Plan settlement/curtailment	3.1	—	—	—	—	—
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	(0.9)	(1.3)
Amortization of net actuarial loss (gain)	18.1	9.2	29.8	(5.7)	(8.7)	(12.1)
Net periodic benefit cost (credit)	$14.4	$2.2	$4.3	$(5.4)	$(12.7)	$(21.6)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2024 and 2023, we recorded a $9.9 million regulatory asset and a $1.2 million regulatory liability for pension costs, respectively, and a $17.8 million and a $5.3 million regulatory asset for OPEB costs, respectively. The above table does not reflect any adjustments for the creation of these regulatory assets and liabilities.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2024	2023	2024	2023
Discount rate	5.70%	5.20%	5.70%	5.15%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	5.14%	5.14%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	7.00%	6.25%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2033	2031
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.20%	6.55%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2030	2030

2024 Form 10-K	95	Wisconsin Electric Power Company

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2024	2023	2022
Discount rate	5.20%	5.50%	2.94%
Expected return on plan assets	6.50%	6.50%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	5.14%	5.14%	5.16%

	OPEB Benefits
	2024	2023	2022
Discount rate	5.15%	5.50%	2.95%
Expected return on plan assets	6.50%	6.50%	7.00%
Assumed medical cost trend rate (Pre 65)	6.25%	6.50%	5.70%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2031	2031	2028
Assumed medical cost trend rate (Post 65)	6.55%	6.00%	5.72%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2030	2031	2028

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2025, the expected return on asset assumption for the pension plan and OPEB plans is 6.50%.

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

2024 Form 10-K	96	Wisconsin Electric Power Company

The following tables provide the fair values of our investments by asset class:

	December 31, 2024
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$55.2	$—	$—	$55.2	$17.6	$—	$—	$17.6
International equity	51.8	—	—	51.8	16.4	—	—	16.4
Fixed income securities: (1)
United States bonds	—	388.9	—	388.9	14.7	49.7	—	64.4
International bonds	—	28.0	—	28.0	—	2.8	—	2.8
	$107.0	$416.9	$—	$523.9	$48.7	$52.5	$—	$101.2
Investments measured at net asset value:
Equity securities				137.0				36.5
Fixed income securities				—				6.9
Other				241.8				26.2
Total				$902.7				$170.8

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2023
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$57.4	$—	$—	$57.4	$17.3	$—	$—	$17.3
International equity	51.4	—	—	51.4	16.3	—	—	16.3
Fixed income securities: (1)
United States bonds	—	404.1	—	404.1	13.4	52.4	—	65.8
International bonds	—	31.7	—	31.7	—	3.3	—	3.3
	$108.8	$435.8	$—	$544.6	$47.0	$55.7	$—	$102.7
Investments measured at net asset value:
Equity securities				137.9				34.4
Fixed income securities				0.1				6.3
Other				249.6				29.4
Total				$932.2				$172.8

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $3.1 million to the pension plans and $0.3 million to the OPEB plans in 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2024 Form 10-K	97	Wisconsin Electric Power Company

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2025	$90.4	$11.9
2026	84.3	12.2
2027	80.9	12.7
2028	78.7	12.9
2029	75.6	13.2
2030-2034	335.7	67.2

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, which amounts are contributed to an employee's savings plan account based on the employee's wages. Total costs incurred under all of these plans were $17.7 million, $15.5 million, and $14.2 million in 2024, 2023, and 2022, respectively.

NOTE 20—SEGMENT INFORMATION

Our President, who is our CODM, reviews financial information presented on a segment basis for purposes of making operating decisions and assessing performance. The CODM regularly reviews net income attributed to common shareholder to measure segment profitability and to allocate resources, including assets, to our business. Net income attributed to common shareholder best measures our segment profitability as it reflects all revenues and costs, including the impact on our tax provision from tax credits generated through investments in renewable generation facilities.

Our CODM allocates resources such as employees as well as financial and capital resources to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment’s net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned.

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, as well as the revenue streams for the products or services provided to customers through electric, natural gas, and renewable operations. See Note 5, Operating Revenues, for more information on disaggregation of operating revenues. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

At December 31, 2024, we reported two segments, our utility segment and our other segment, which are described below.
All of our operations and assets are located within the United States.

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

No significant items were reported in the other segment during the twelve months ended December 31, 2024, 2023, and 2022.

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

2024 Form 10-K	98	Wisconsin Electric Power Company

The following table shows additional financial information for our utility segment cost of sales for the years ended December 31, 2024, 2023, and 2022.

(in millions)	2024	2023	2022
Cost of Sales:
Fuel and purchased power	$1,088.6	$1,178.9	$1,274.0
Cost of natural gas sold	211.7	272.5	419.3

Our utility segment assets are reported on the balance sheet as total assets. Our utility segment capital expenditures are reported on the statement of cash flows as capital expenditures and asset acquisitions.

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

2024 Form 10-K	99	Wisconsin Electric Power Company

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	December 31, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$1.5	$0.8
Regulatory assets	76.5	85.9
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.0
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	76.4	85.3

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2024:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2025	2026	2027	2028	2029	Later Years
Electric utility:
Nuclear	2033	$5,680.3	$634.5	$681.6	$730.4	$782.6	$838.5	$2,012.7
Coal supply and transportation	2029	242.3	213.9	21.5	3.3	1.7	1.9	—
Purchased power	2058	136.8	4.4	5.0	5.1	5.1	5.3	111.9
Natural gas utility supply and transportation	2048	665.1	76.6	74.3	69.5	66.0	59.7	319.0
Total		$6,724.5	$929.4	$782.4	$808.3	$855.4	$905.4	$2,443.6

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as SO2, NOx, fine particulates, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

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
•the protection of wetlands and waterways, biodiversity including threatened and endangered species, and cultural resources associated with construction projects;
•the retirement of older coal-fired power plants and conversion to modern, efficient, natural gas generation, super-critical pulverized coal generation, and/or replacement with renewable generation;

2024 Form 10-K	100	Wisconsin Electric Power Company

•the beneficial use of ash and other products from coal-fired and biomass generating units;
•the remediation of former manufactured gas plant sites;
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the tracking and reporting of GHG emissions to comply with federal clean air rules.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we believe we are well positioned to meet the requirements.

Our RICE units are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals litigation has been held in abeyance since September 2024, when the court granted the EPA's motion for partial voluntary remand so that it could address issues of severability raised in the Supreme Court's June 2024 opinion granting the petitions for stay of the rule. Pursuant to an order of the D.C. Circuit Court of Appeals, the parties filed motions to govern future proceedings in December 2024. In January 2025, the D.C. Circuit Court of Appeals issued an order returning the consolidated cases to the court's active docket and establishing a schedule for supplemental briefing on the issue of severability that extends through early March 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

In November 2024, the EPA issued a Good Neighbor Interim Final Rule that administratively stayed the effectiveness of the Good Neighbor Rule in all states to which it originally applies and ensured implementation of good neighbor obligations previously established to address the 2008 ozone NAAQS while the process works through the courts. We are well positioned to comply with the rule's requirements.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We are well positioned to comply with the rule's requirements.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that also supported the reconsideration; however, in August 2023, the EPA announced that it was instead restarting its ozone standard evaluation. The EPA released the first two volumes of its Integrated Review Plan in December 2024. This new review is anticipated to take 3 to 5 years to complete.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

The EPA's initial nonattainment area designation was effective August 2018, and the attainment status is evaluated every 3 years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the

2024 Form 10-K	101	Wisconsin Electric Power Company

marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status based on the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022.

The most recent attainment evaluation date was in August 2024. The moderate attainment deadline was not met, so in December 2024 the EPA published a final determination reclassifying the nonattainment areas in Wisconsin to a "serious" classification effective January 16, 2025. This nonattainment status could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase additional emission reduction credits.

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units.

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

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor, will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. Our combined cycle facilities and the new Oak Creek combustion turbines are well positioned to comply with the proposed rule. As the EPA will not finalize this proposal until late 2025, it could be revised or repealed under the new presidential administration.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fueled generation. We have already retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 8,

2024 Form 10-K	102	Wisconsin Electric Power Company

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

WEC Energy Group will also continue to focus on methane emissions reductions by improving its natural gas distribution systems, and have set a target across its natural gas distribution operations, including our operations, to achieve net-zero methane emissions by the end of 2030. WEC Energy Group plans to achieve its net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout its natural gas utility distribution systems. In addition, subject to regulatory approval and market conditions, WEC Energy Group expects to procure RTCs.

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

We have received interim BTA determinations for all generation facilities where Section 316(b) is applicable. With respect to OCPP Units 7 and 8, we believe that in accordance with the requirements in the CWA, the WDNR will determine that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts when the WPDES permit for those units is reissued, which is expected in 2025.

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

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All of our coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a Notice of Planned Participation by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for the ERGS coal-fired facility. A Notice of Privacy Practice also may be filed for the OCPP, PWGS, and VAPP facilities because this ELG rule option will allow the company to qualify for more reasonable requirements to address the CRL provisions at our landfills that served these former coal-fired facilities.

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the DOE, a public utility commission, or independent system operator.

2024 Form 10-K	103	Wisconsin Electric Power Company

We are still evaluating the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills. Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the 8th Circuit. This rule remains in effect during the pendency of the legal challenge.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2024	2023
Regulatory assets	$10.8	$12.2
Reserves for future environmental remediation (1)	$10.6	$10.3

(1)    Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024 will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 10, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

2024 Form 10-K	104	Wisconsin Electric Power Company

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Year Ended December 31
(in millions)	2024	2023	2022
Cash paid for interest, net of amount capitalized	$474.9	$463.8	$449.2
Cash paid for income taxes, net (1)	64.3	99.1	88.0
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	178.4	71.8	89.1
Liabilities accrued for software licensing agreement	—	—	3.1

(1)    Cash paid for income taxes in 2024 and 2023 was net of $18.8 million and $4.9 million, respectively, related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2024	2023	2022
Cash and cash equivalents	$0.4	$6.1	$6.1
Restricted cash included in other current assets	1.5	0.8	3.0
Restricted cash included in other long-term assets	0.6	0.6	38.6
Cash, cash equivalents, and restricted cash	$2.5	$7.5	$47.7

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

NOTE 24—REGULATORY ENVIRONMENT

2025 and 2026 Rates

In April 2024, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates. The primary drivers of the requested increases in electric rates were continued capital investments to transition our generation fleet from coal to renewables and natural gas-fueled generation, increased costs driven by higher inflation and interest rates, and the recovery of regulatory assets previously approved by the PSCW. The requested increases in natural gas rates were driven by our ongoing capital investments in reliability and safety projects, including LNG storage facilities, as well as the impacts from higher inflation and increased interest rates.

2024 Form 10-K	105	Wisconsin Electric Power Company

On December 19, 2024, the PSCW issued a final written order approving electric, natural gas, and steam base rate increases, effective January 1, 2025 and 2026, as applicable. The final written order reflected the following:

2025 rate increase
Electric (1)	$144.0	million	/	4.2%
Gas	$41.3	million	/	7.1%
Steam	$1.5	million	/	5.0%
2026 rate increase (2)
Electric (1)	$169.5	million	/	4.5%
Gas	$29.8	million	/	4.5%
ROE	9.8%
Common equity component average on a financial basis	53.0%

(1)    Amounts reflect the impact to our Wisconsin retail electric operations and include the incremental decrease resulting from updated fuel costs.

(2)    The 2026 rate increases are incremental to the previously authorized revenue plus the approved rate increases for 2025.

Effective January 1, 2025, we were required to implement a new earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 25 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

2024 Limited Rate Case Re-Opener

In accordance with our rate order approved by the PSCW in December 2022, we filed a request with the PSCW in May 2023 for a limited electric and natural gas rate case re-opener. Our limited electric rate case re-opener included updated fuel costs and revenue requirements for the generation projects that were previously approved by the PSCW and were placed into service in 2023 or were expected to be placed into service in 2024. It also included the projected savings from the retirement of the OCPP Units 5 and 6, which were retired in May 2024. Our limited natural gas rate case re-opener reflected the additional revenue requirements associated with our previously approved LNG project that was placed into service in November 2023.

In December 2023, the PSCW issued a final written order approving electric and natural gas rate increases, effective January 1, 2024. The final orders reflected the following:

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

2024 Form 10-K	106	Wisconsin Electric Power Company

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

In addition to the above, the final order included the following terms:

•We kept our then current earnings sharing mechanism, under which, if we earned above our authorized ROE: (i) we retained 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points was refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings was required to be refunded to ratepayers.
•We were required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•We were not allowed to propose any changes to our real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•We were required to lower monthly residential and small commercial electric customer fixed charges by $1.00 from previously authorized rates.
•We were required to offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•We were required to continue to work with PSCW staff and other interested parties to develop alternative low income assistance programs. We, along with WPS, also collectively contributed $4.0 million to the Keep Wisconsin Warm Fund.
•We were required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024. As a result, we defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.
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
•We maintained our earnings sharing mechanism, with modification.

NOTE 25—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2024	2023	2022
AFUDC-Equity	$46.0	$41.0	$18.8
Non-service components of net periodic benefit costs	24.3	24.1	33.8
Interest income	9.8	1.1	0.1
Other, net	(1.1)	2.6	(3.3)
Other income, net	$79.0	$68.8	$49.4

2024 Form 10-K	107	Wisconsin Electric Power Company

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The amendments require disclosure of certain costs and expenses in the notes to financial statements, which are disaggregated from relevant expense captions on the income statement. The amendments also require additional qualitative disclosures of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Finally, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2027, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require additional disclosures about reportable segments on an annual and interim basis. The amendments require disclosure of significant segment expenses that are (1) regularly provided to the CODM and (2) included in the reported measure of segment profit or loss. The amendments also require disclosure of an amount for other segment items and a description of its composition. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The update was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted these amendments beginning with our fiscal year ending on December 31, 2024. See Note 20, Segment Information, which reflects the implementation of this update in our disclosures about our reportable segments.

2024 Form 10-K	108	Wisconsin Electric Power Company

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2024 Form 10-K	109	Wisconsin Electric Power Company

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors," "Corporate Governance – Frequently Asked Questions," and "Committees of the WEC Energy Group Board of Directors" in our Definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Shareholders to be held May 1, 2025 (the "2025 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Committees of the WEC Energy Group Board of Directors," and "Certain Relationships and Related Transactions" in the 2025 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is owned by our parent company, WEC Energy Group, Inc., 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors and director nominees, who are all senior officers of WE and/or WEC Energy Group, as well as our other executive officers, do not own any of our voting securities. The information concerning their beneficial ownership in WEC Energy Group common stock set forth under "Owners of More Than 5% of Preferred Stock" and "Stock Ownership of Directors, Nominees and Executive Officers" in the 2025 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of WEC Energy Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance – Frequently Asked Questions" and "Certain Relationships and Related Transactions" in the 2025 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines the WEC Energy Group Board uses to determine director independence is located in Appendix A of WEC Energy Group's Corporate Governance Guidelines, which can be found on its website, www.wecenergygroup.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our AOC under "Independent Auditors' Fees and Services" in the 2025 Annual Meeting Information Statement is incorporated herein by reference.

2024 Form 10-K	110	Wisconsin Electric Power Company

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	59

	Consolidated Income Statements for the three years ended December 31, 2024, 2023, and 2022.	61

	Consolidated Balance Sheets at December 31, 2024 and 2023.	62

	Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023, and 2022.	63

	Consolidated Statements of Equity for the three years ended December 31, 2024, 2023, and 2022.	64

	Notes to Consolidated Financial Statements.	65

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2024, 2023, and 2022.	115

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WE, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to WE's 12/31/94 Form 10-K.)

	3.2*	Bylaws of WE, as amended to May 1, 2000. (Exhibit (3)-2 to WE's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of WE. (See Exhibit 3.1 above.)

	4.2*	Description of WE's Preferred Stock. (Exhibit 4.2 to WE's 12/31/19 Form 10-K.)

Indentures and Securities Resolutions:

	4.3*	Indenture for Debt Securities of WE (the "WE Indenture"), dated December 1, 1995. (Exhibit (4)-1 to WE's 12/31/95 Form 10-K.)

	4.4*	Securities Resolution No. 1 of WE under the WE Indenture, dated December 5, 1995. (Exhibit (4)-2 to WE's 12/31/95 Form 10-K.)

2024 Form 10-K	111	Wisconsin Electric Power Company

Number	Exhibit
	4.5*	Securities Resolution No. 3 of WE under the WE Indenture, dated May 27, 1998. (Exhibit (4)-1 to WE's 06/30/98 Form 10-Q.)

4.6*
Securities Resolution No. 5 of WE under the WE Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to WE's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

	4.7*	Securities Resolution No. 7 of WE under the WE Indenture, dated as of November 2, 2006. (Exhibit 4.1 to WE's 11/02/06 Form 8-K.)

	4.8*	Securities Resolution No. 12 of WE under the WE Indenture, dated as of December 5, 2012. (Exhibit 4.1 to WE's 12/05/12 Form 8-K.)

	4.9*	Securities Resolution No. 14 of WE under the WE Indenture, dated as of May 12, 2014. (Exhibit 4.1 to WE's 05/12/14 Form 8-K.)

	4.10*	Securities Resolution No. 15 of WE under the WE Indenture, dated as of May 14, 2015. (Exhibit 4.1 to WE's 05/14/15 Form 8-K.)

	4.11*	Securities Resolution No. 16 of WE under the WE Indenture, dated as of November 13, 2015. (Exhibit 4.1 to WE's 11/13/15 Form 8-K.)

	4.12*	Securities Resolution No. 17 of WE under the WE Indenture, dated as of October 1, 2018. (Exhibit 4.1 to WE's 10/01/18 Form 8-K.)

	4.13*	Securities Resolution No. 19 of WE under the WE Indenture, dated as of June 8, 2021. (Exhibit 4.1 to WE's 06/15/21 Form 8-K.)

	4.14*	Securities Resolution No. 20 of WE under the WE Indenture, dated as of September 14, 2022. (Exhibit 4.1 to WE's 09/22/22 Form 8-K.)

	4.15*	Securities Resolution No. 21 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 14, 2024. (Exhibit 4.1 under File No. 1-1245, WE's 05/14/2024 Form 8-K.)

	4.16*	Securities Resolution No. 22 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 13, 2024. (Exhibit 4.1 under File No. 1-1245, WE's 09/13/2024 Form 8-K.)

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

10.4*
Amendment dated as of December 20, 2023 to the WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018. (Exhibit 10.4 to WEC Energy Group's 12/31/2023 Form 10-K.)**

	10.5*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018. (Exhibit 10.6 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

2024 Form 10-K	112	Wisconsin Electric Power Company

Number	Exhibit
	10.6*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.7 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.7*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019. (Exhibit 10.8 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

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

	10.9*	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022. (Exhibit 10.16 to WEC Energy Group's 12/31/21 Form 10-K. (File No. 001-09057).)**

	10.10*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K (File No. 001-09057).)**

	10.11*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q (File No. 001-09057).)**

	10.12*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q. (File No. 001-09057).)**

	10.13*	Letter Agreement by and between WEC Energy Group, Inc. and Michael Hooper, dated March 7, 2024. (Exhibit 10.1 to WEC Energy Group's 03/12/24 Form 8-K.)**

	10.14.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K (File No. 001-09057).)**

	10.14.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's 05/11/21 Form 8-K (File No. 001-09057).)**

	10.15*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K (File No. 001-09057).)**

	10.16*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2023. (Exhibit 10.1 to WEC Energy Group's 12/02/22 Form 8-K (File No. 001-09057).)**

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

	10.19*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 06/30/21 Form 10-Q (File No. 001-09057).)**

	10.20*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.3 to WEC Energy Group's 06/30/21 Form 10-Q (File No. 001-09057).)**

10.21*
Port Washington I Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to WE's 06/30/03 Form 10-Q.)

10.22*
Port Washington II Facility Lease Agreement between Port Washington Generating Station LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q.)

2024 Form 10-K	113	Wisconsin Electric Power Company

Number	Exhibit
10.23*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.24*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

10.25*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q (File No. 001-09057).)

10.26*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC, dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)

19	Insider Trading Policies and Procedures

	19.1	Corporate Securities Trading Policy

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WE.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2024 Form 10-K	114	Wisconsin Electric Power Company

SCHEDULE II
WISCONSIN ELECTRIC POWER COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2024	$44.5	$32.8	$46.3	$(76.7)	$46.9
December 31, 2023	49.7	23.8	45.7	(74.7)	44.5
December 31, 2022	51.4	27.3	34.0	(63.0)	49.7

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2024 Form 10-K	115	Wisconsin Electric Power Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

	By	/s/ SCOTT J. LAUBER
Date:	February 21, 2025	Scott J. Lauber
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 21, 2025
Scott J. Lauber, Chairman of the Board, Chief Executive Officer and Director --
Principal Executive Officer

/s/ XIA LIU	February 21, 2025
Xia Liu, Executive Vice President, Chief Financial Officer and Director --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 21, 2025
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ MICHAEL W. HOOPER	February 21, 2025
Michael W. Hooper, Director

/s/ KYLE A. HOOPS	February 21, 2025
Kyle A. Hoops, Director

/s/ MARGARET C. KELSEY	February 21, 2025
Margaret C. Kelsey, Director

2024 Form 10-K	116	Wisconsin Electric Power Company