Form 10-Q
period 2025-06-30
WISCONSIN ELECTRIC POWER CO
filed 2025-08-01
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
June 30, 2025

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

06/30/2025 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence

06/30/2025 Form 10-Q	ii	Wisconsin Electric Power Company

AMI	Advanced Metering Infrastructure
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
NOPP	Notice of Planned Participation
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PIPP	Presque Isle Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
VLC	Very Large Customer
West Riverside	West Riverside Energy Center
Whitetail	Whitetail Wind Energy Generation Facility

06/30/2025 Form 10-Q	iii	Wisconsin Electric Power Company

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, including continued economic growth, customer growth and declines, including our ability to develop and/or acquire new generation to meet demand from data centers and other large customers, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies including as a result of the current presidential administration, and the recovery of associated remediation and compliance costs;

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

06/30/2025 Form 10-Q	1	Wisconsin Electric Power Company

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

•Factors affecting the implementation of WEC Energy Group's CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and the ability to execute the WEC Energy Group capital plan;

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

•The risk associated with the value of long-lived assets, including intangible assets, and their possible impairment;

•Potential business strategies to acquire and dispose of assets, which cannot be assured to be completed timely or within budgets;

06/30/2025 Form 10-Q	2	Wisconsin Electric Power Company

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

06/30/2025 Form 10-Q	3	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2025	2024	2025	2024
Operating revenues	$1,010.8	$902.0	$2,189.9	$1,940.8

Operating expenses
Cost of sales	326.3	279.9	725.9	632.1
Other operation and maintenance	249.8	237.4	501.9	479.0
Depreciation and amortization	156.3	142.0	307.2	281.6
Property and revenue taxes	29.6	29.3	60.5	60.1
Total operating expenses	762.0	688.6	1,595.5	1,452.8

Operating income	248.8	213.4	594.4	488.0

Other income, net	12.3	16.2	23.1	32.5
Interest expense	121.3	120.4	246.0	241.2
Other expense	(109.0)	(104.2)	(222.9)	(208.7)

Income before income taxes	139.8	109.2	371.5	279.3
Income tax expense	21.0	23.6	56.3	59.4
Net income	118.8	85.6	315.2	219.9

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$118.5	$85.3	$314.6	$219.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$2.1	$0.4
Accounts receivable and unbilled revenues, net of reserves of $32.9 and $46.9, respectively	621.4	601.2
Accounts receivable from related parties	97.9	128.6
Materials, supplies, and inventories	319.1	354.8
Prepaid taxes	109.7	139.8
Other prepayments	14.7	24.9
Other	24.6	23.2
Current assets	1,189.5	1,272.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $6,151.3 and $5,952.3, respectively	13,446.1	12,810.7
Regulatory assets (June 30, 2025 and December 31, 2024 include $72.2 and $76.5, respectively, related to WEPCo Environmental Trust)	2,940.5	2,946.3
Pension and OPEB assets	81.7	79.2
Other	89.9	90.5
Long-term assets	16,558.2	15,926.7
Total assets	$17,747.7	$17,199.6

Liabilities and Equity
Current liabilities
Short-term debt	$174.5	$179.9
Current portion of long-term debt (June 30, 2025 and December 31, 2024 includes $9.2 related to WEPCo Environmental Trust)	9.2	259.2
Current portion of finance lease obligations	106.0	99.3
Accounts payable	346.8	529.3
Accounts payable to related parties	181.1	206.1
Other	182.6	184.6
Current liabilities	1,000.2	1,458.4

Long-term liabilities
Long-term debt (June 30, 2025 and December 31, 2024 include $71.9 and $76.4, respectively, related to WEPCo Environmental Trust)	3,725.2	3,728.0
Finance lease obligations	2,751.6	2,742.9
Deferred income taxes	1,661.6	1,655.7
Regulatory liabilities	1,785.5	1,758.8
Other	411.2	348.6
Long-term liabilities	10,335.1	10,234.0

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	3,413.5	2,703.0
Retained earnings	2,635.6	2,440.9
Common shareholder's equity	6,382.0	5,476.8

Preferred stock	30.4	30.4
Total liabilities and equity	$17,747.7	$17,199.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2025	2024
Operating activities
Net income	$315.2	$219.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	307.2	281.6
Deferred income taxes and ITCs, net	13.0	31.9
Change in –
Accounts receivable and unbilled revenues, net	(18.0)	42.0
Materials, supplies, and inventories	35.7	5.2
Prepaid taxes	30.1	(15.6)
Other prepayments	10.2	12.8
Collateral on deposit	(0.9)	12.8
Other current assets	1.9	—
Accounts payable	(122.0)	12.3
Accrued taxes	12.7	(9.8)
Other current liabilities	(19.1)	(8.4)
Other, net	1.7	32.1
Net cash provided by operating activities	567.7	616.8

Investing activities
Capital expenditures	(869.1)	(548.3)
Acquisition of West Riverside	—	(98.2)
Reimbursement for ATC's transmission infrastructure upgrades	33.1	6.2
Other, net	(11.0)	(1.6)
Net cash used in investing activities	(847.0)	(641.9)

Financing activities
Change in short-term debt	(5.4)	(160.3)
Issuance of long-term debt	—	349.2
Retirement of long-term debt	(254.6)	(4.5)
Payments for finance lease obligations	(48.4)	(42.4)
Equity contribution from parent	710.0	—
Payment of dividends to parent	(120.0)	(120.0)
Other, net	(0.7)	(3.8)
Net cash provided by financing activities	280.9	18.2

Net change in cash, cash equivalents, and restricted cash	1.6	(6.9)
Cash, cash equivalents, and restricted cash at beginning of period	2.5	7.5
Cash, cash equivalents, and restricted cash at end of period	$4.1	$0.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2
Net income attributed to common shareholder	—	—	196.1	196.1	—	196.1
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	300.0	—	300.0	—	300.0
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2025	$332.9	$3,003.5	$2,577.0	$5,913.4	$30.4	$5,943.8
Net income attributed to common shareholder	—	—	118.5	118.5	—	118.5
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	410.0	—	410.0	—	410.0
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2025	$332.9	$3,413.5	$2,635.6	$6,382.0	$30.4	$6,412.4

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	134.0	134.0	—	134.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	(0.1)	0.4	—	0.4
Balance at March 31, 2024	$332.9	$2,552.9	$2,241.7	$5,127.5	$30.4	$5,157.9
Net income attributed to common shareholder	—	—	85.3	85.3	—	85.3
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2024	$332.9	$2,552.9	$2,267.1	$5,152.9	$30.4	$5,183.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	7	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2025

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that the acquisition of West Riverside, discussed in further detail below, met the criteria of an asset acquisition.

Acquisition of Electric Generation Facilities in Wisconsin

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

06/30/2025 Form 10-Q	8	Wisconsin Electric Power Company

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Wisconsin Electric Power Company
Electric utility	$921.3	$831.4	$1,856.6	$1,677.6
Natural gas utility	84.8	66.5	325.6	254.4
Total revenues from contracts with customers	1,006.1	897.9	2,182.2	1,932.0
Other operating revenues	4.7	4.1	7.7	8.8
Total operating revenues	$1,010.8	$902.0	$2,189.9	$1,940.8

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Residential	$382.4	$347.9	$784.3	$707.9
Small commercial and industrial	306.3	282.2	613.2	569.7
Large commercial and industrial	159.7	144.9	304.7	279.4
Other	4.9	4.9	10.6	10.5
Total retail revenues	853.3	779.9	1,712.8	1,567.5
Wholesale	10.9	13.7	25.0	24.7
Resale	49.9	32.3	98.5	68.8
Steam	5.2	4.7	17.7	14.8
Other utility revenues	2.0	0.8	2.6	1.8
Total electric utility operating revenues	$921.3	$831.4	$1,856.6	$1,677.6

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Residential	$53.1	$38.0	$222.2	$173.9
Commercial and industrial	22.9	13.9	100.8	75.0
Total retail revenues	76.0	51.9	323.0	248.9
Transportation	5.1	5.2	13.1	12.7
Other utility revenues (1)	3.7	9.4	(10.5)	(7.2)
Total natural gas utility operating revenues	$84.8	$66.5	$325.6	$254.4

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

06/30/2025 Form 10-Q	9	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Late payment charges	$2.9	$2.9	$6.2	$6.4
Rental revenues	1.5	1.8	1.8	2.1
Alternative revenues (1)	0.3	(0.6)	(0.3)	0.3
Total other operating revenues	$4.7	$4.1	$7.7	$8.8

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2025 and December 31, 2024.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$654.3	$648.1
Allowance for credit losses	32.9	46.9
Accounts receivable and unbilled revenues, net (1)	$621.4	$601.2

Total accounts receivable, net – past due greater than 90 days (1)	$30.8	$38.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.8%	93.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2025, $350.3 million, or 56.4%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2025 Form 10-Q	10	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2025	2024
Balance at April 1	$37.9	$48.9
Provision for credit losses	17.0	7.1
Provision for credit losses deferred for future recovery or refund	(2.0)	6.5
Write-offs charged against the allowance	(28.8)	(26.5)
Recoveries of amounts previously written off	8.8	6.0
Balance at June 30	$32.9	$42.0

	Six Months Ended June 30
(in millions)	2025	2024
Balance at January 1	$46.9	$44.5
Provision for credit losses	29.7	15.2
Provision for credit losses deferred for future recovery or refund	(8.0)	20.7
Write-offs charged against the allowance	(52.0)	(51.5)
Recoveries of amounts previously written off	16.3	13.1
Balance at June 30	$32.9	$42.0

There was a $14.0 million decrease in the allowance for credit losses at June 30, 2025, compared to January 1, 2025. The decrease was largely driven by customer write-offs, in addition to a decrease in past due account balances that we believe was related to a continued focus on collection efforts and the lower energy bills typically seen in the spring and summer months, enabling customers to pay down their arrears.

There was a $2.5 million decrease in the allowance for credit losses at June 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, we saw lower required reserve percentages as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	June 30, 2025	December 31, 2024
Regulatory assets
We Power finance leases	$1,150.1	$1,139.1
Plant retirement related items	654.7	655.1
Income tax related items	389.0	364.6
Pension and OPEB costs	323.5	343.1
Uncollectible expense	100.4	108.4
System support resource	97.8	102.9
Securitization	72.2	76.5
Asset retirement obligations	56.3	52.8
Bluewater Natural Gas Holding, LLC	18.1	21.1
Other, net	78.4	82.7
Total regulatory assets	$2,940.5	$2,946.3

06/30/2025 Form 10-Q	11	Wisconsin Electric Power Company

(in millions)	June 30, 2025	December 31, 2024
Regulatory liabilities
Removal costs	$834.3	$809.2
Income tax related items	658.5	653.9
Pension and OPEB benefits	113.6	118.5
Energy costs refundable through rate adjustments	107.8	70.7
Revenue requirements of renewable generation facilities	27.6	37.9
Electric transmission costs	3.9	19.7
Other, net	54.7	52.9
Total regulatory liabilities	$1,800.4	$1,762.8

Balance sheet presentation
Other current liabilities	$14.9	$4.0
Regulatory liabilities	1,785.5	1,758.8
Total regulatory liabilities	$1,800.4	$1,762.8

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. On June 25, 2025, we announced plans to extend the lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through the end of 2026. These units were originally scheduled to be retired at the end of 2025. The total net book value of our ownership share of OCPP Units 7 and 8 was $639.3 million at June 30, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2025	December 31, 2024
Commercial paper
Amount outstanding	$174.5	$179.9
Weighted-average interest rate on amounts outstanding	4.54%	4.63%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2025 was $101.2 million with a weighted-average interest rate during the period of 4.56%.

06/30/2025 Form 10-Q	12	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2025
Revolving credit facility	September 2026	$500.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		174.5
Available capacity under existing credit facility		$324.5

NOTE 9—LONG-TERM DEBT

In June 2025, our $250.0 million of 3.10% Debentures, due June 1, 2025, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

NOTE 10—LEASES

In June 2025, we, along with WPS, partnered with an unaffiliated utility to acquire and construct High Noon, a utility-scale solar-powered electric generating facility located in Columbia County, Wisconsin. Commercial operation of the project is targeted for 2027. Related to our investment in High Noon, we, WPS, and our unaffiliated utility partner, entered into several land leases that commenced in the second quarter of 2025. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, these land leases are being amortized over the extended term of the leases. Once High Noon achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates.

Our total obligation under the land-related finance leases for High Noon was $55.5 million at June 30, 2025, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to High Noon was also $55.5 million as of June 30, 2025, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the High Noon finance leases was 6.45%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for High Noon as of June 30, 2025, were as follows:

(in millions)
Six Months Ended December 31, 2025	$2.2
2026	1.2
2027	1.5
2028	3.0
2029	3.1
2030	3.2
Thereafter	242.3
Total minimum lease payments	256.5
Less: Interest	(201.0)
Present value of minimum lease payments	55.5
Less: Short-term lease liabilities	—
Long-term lease liabilities	$55.5

06/30/2025 Form 10-Q	13	Wisconsin Electric Power Company

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2025	December 31, 2024
Materials and supplies	$232.7	$252.1
Fossil fuel	54.3	60.0
Natural gas in storage	32.1	42.7
Total	$319.1	$354.8

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

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$29.3	21.0%	$22.8	21.0%
State income taxes net of federal tax benefit	7.3	5.2%	6.5	6.0%
PTCs, net	(7.3)	(5.2)%	(3.1)	(2.9)%
Federal excess deferred tax amortization	(4.2)	(3.0)%	(3.5)	(3.2)%
Tax repairs	(3.2)	(2.3)%	0.7	0.6%
AFUDC-Equity	(2.9)	(2.1)%	(1.9)	(1.7)%
Domestic production activities deferral	1.3	0.9%	1.1	1.0%
Other, net	0.7	0.5%	1.0	0.8%
Total income tax expense	$21.0	15.0%	$23.6	21.6%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$77.9	21.0%	$58.5	21.0%
State income taxes net of federal tax benefit	21.4	5.8%	16.5	5.9%
PTCs, net	(20.3)	(5.5)%	(8.2)	(3.0)%
Federal excess deferred tax amortization	(11.2)	(3.0)%	(9.2)	(3.3)%
Tax repairs	(8.4)	(2.3)%	1.8	0.7%
AFUDC-Equity	(7.9)	(2.1)%	(5.1)	(1.8)%
Domestic production activities deferral	3.3	0.9%	2.8	1.0%
Other, net	1.5	0.4%	2.3	0.8%
Total income tax expense	$56.3	15.2%	$59.4	21.3%

The effective tax rates for the three and six months ended June 30, 2025, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs, the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, and the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025. These items were partially offset by state income taxes.

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

06/30/2025 Form 10-Q	14	Wisconsin Electric Power Company

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generate in 2025 and 2026, respectively, to third parties. In May 2025, WEC Energy Group entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$4.1	$1.7	$—	$5.8
FTRs	—	—	9.9	9.9
Total derivative assets	$4.1	$1.7	$9.9	$15.7

Derivative liabilities
Natural gas contracts	$2.5	$1.5	$—	$4.0

06/30/2025 Form 10-Q	15	Wisconsin Electric Power Company

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$7.0	$3.5	$—	$10.5
FTRs	—	—	2.9	2.9
Total derivative assets	$7.0	$3.5	$2.9	$13.4

Derivative liabilities
Natural gas contracts	$0.6	$0.5	$—	$1.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Balance at the beginning of the period	$1.1	$1.0	$2.9	$2.5
Purchases	12.1	12.1	12.1	12.1
Settlements	(3.3)	(3.4)	(5.1)	(4.9)
Balance at the end of the period	$9.9	$9.7	$9.9	$9.7

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.7	$30.4	$21.2
Long-term debt, including current portion	3,734.4	3,605.9	3,987.2	3,792.3

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

06/30/2025 Form 10-Q	16	Wisconsin Electric Power Company

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

	June 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$5.6	$3.9	$10.0	$1.1
FTRs	9.9	—	2.9	—
Total current	15.5	3.9	12.9	1.1

Long-term
Natural gas contracts	0.2	0.1	0.5	—

Total	$15.7	$4.0	$13.4	$1.1

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	19.1 Dth	$4.6	16.3 Dth	$(9.4)
FTRs	4.6 MWh	1.3	5.1 MWh	1.4
Total		$5.9		$(8.0)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	37.3 Dth	$6.1	39.2 Dth	$(26.4)
FTRs	9.3 MWh	2.3	10.0 MWh	3.3
Total		$8.4		$(23.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2025 and December 31, 2024, we had posted cash collateral of $5.8 million and $4.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At June 30, 2025 and December 31, 2024, we had also received cash collateral of $0.7 million and $2.8 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$15.7	$4.0	$13.4		$1.1
Gross amount not offset on the balance sheet	(2.8)	(2.8)	(3.6)	(1)	(0.8)
Net amount	$12.9	$1.2	$9.8		$0.3

(1)    Includes cash collateral received of $2.8 million.

06/30/2025 Form 10-Q	17	Wisconsin Electric Power Company

NOTE 15—GUARANTEES

As of June 30, 2025, we had $27.5 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, which automatically renew each year unless proper termination notice is given. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Service cost	$2.4	$2.4	$5.0	$5.2
Interest cost	11.1	11.0	22.8	22.3
Expected return on plan assets	(14.8)	(15.2)	(29.6)	(30.8)
Amortization of net actuarial loss	3.7	4.7	8.0	9.0
Net periodic benefit cost	$2.4	$2.9	$6.2	$5.7

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Service cost	$0.9	$0.8	$1.8	$1.6
Interest cost	2.3	2.0	4.7	4.1
Expected return on plan assets	(2.7)	(2.8)	(5.4)	(5.5)
Amortization of prior service credit	(0.1)	—	(0.1)	(0.1)
Amortization of net actuarial gain	(1.2)	(1.4)	(2.0)	(2.8)
Net periodic benefit credit	$(0.8)	$(1.4)	$(1.0)	$(2.7)

During the six months ended June 30, 2025, we made contributions and payments of $1.5 million related to our pension plans and $0.1 million related to our OPEB plans. During the remainder of 2025, we expect to make contributions and payments of $1.7 million related to our pension plans and $0.2 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of June 30, 2025 and December 31, 2024, our balance sheets included regulatory assets of $3.5 million and $9.9 million, respectively, for pension costs and $13.5 million and $17.8 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate order, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 17—SEGMENT INFORMATION

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

06/30/2025 Form 10-Q	18	Wisconsin Electric Power Company

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, as well as the revenue streams for the products or services provided to customers through electric and natural gas operations. See Note 3, Operating Revenues, for more information on disaggregation of operating revenues. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in our 2024 Annual Report on Form 10-K.

At June 30, 2025, we reported two segments, our utility segment and our other segment, which are described below. All of our operations and assets are located within the United States.

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

No significant items were reported in the other segment during the three and six months ended June 30, 2025 and 2024.

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

The following table shows additional financial information for our utility segment cost of sales for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Fuel and purchased power	$286.4	$254.3	$562.6	$508.6
Cost of natural gas sold	39.9	25.6	163.3	123.5

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

06/30/2025 Form 10-Q	19	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2025	December 31, 2024
Assets
Other current assets (restricted cash)	$1.4	$1.5
Regulatory assets	72.2	76.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.2
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	71.9	76.4

NOTE 19—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2025, were approximately $6.3 billion.

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

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

06/30/2025 Form 10-Q	20	Wisconsin Electric Power Company

In July 2025, the EPA proposed to rescind a 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" is the legal underpinning of a host of climate regulations under the CAA. The proposal is subject to a review process and public comment and will likely be litigated. We are monitoring the status of the proposal and assessing the potential impact on our business and operations.

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

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. After a series of procedural motions and orders, in March 2025, the D.C. Circuit Court of Appeals issued an order removing the case from its active docket and holding the case in abeyance, pending quarterly updates from the parties beginning in July 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

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

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register (the "2024 Final Action") lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the rule's requirements.

In June 2025, the EPA announced a proposed rule to repeal the 2024 Final Action on the basis that it imposed large compliance costs and raised technical feasibility concerns. Currently, the EPA is taking comments on the proposed rule.

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

06/30/2025 Form 10-Q	21	Wisconsin Electric Power Company

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

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined-cycle natural gas facilities would be positioned to comply with the proposed rule if finalized in its current form. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In June 2025, the EPA announced a proposed rule that contains co-proposals for addressing the GHG Power Plant Rule. The lead proposal would exclude the power sector from the GHG regulation on the grounds that it does not "significantly" contribute to dangerous air pollution. A secondary proposal would eliminate the carbon capture and sequestration/storage and other requirements from the GHG Power Plant Rule. By issuing co-proposals, the EPA is providing public notice of two very different potential regulatory paths. Based on the comments received, the EPA may choose to finalize either approach.

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

06/30/2025 Form 10-Q	22	Wisconsin Electric Power Company

events will impact the reporting required for our LDCs and underground natural gas storage facilities. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. We have already retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information related to planned power plant retirements. In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system, and using RNG throughout its natural gas utility systems. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for renewable thermal credits, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

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

06/30/2025 Form 10-Q	23	Wisconsin Electric Power Company

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

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, as allowed by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

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

Numerous parties have challenged the 2024 Supplemental ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the U.S. Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. This case has been held in abeyance since February 2025. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge.

In June 2025, the EPA announced its intent to update the 2024 Supplemental ELG Rule. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2025	December 31, 2024
Regulatory assets	$9.2	$10.8
Reserves for future environmental remediation (1)	9.2	10.6

(1)Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024, will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In June 2025, the D.C. Circuit Court of Appeals granted the EPA's request to extend its ongoing abeyance for an additional 60 days. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

06/30/2025 Form 10-Q	24	Wisconsin Electric Power Company

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2025	2024
Cash paid for interest, net of amount capitalized	$246.1	$236.9
Cash paid for income taxes, net (1)	8.2	59.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	93.2	102.6
Liabilities accrued for software licensing agreements	8.8	—

(1)    Cash paid for income taxes in 2025 and 2024 was net of $8.9 million related to 2024 and 2025 PTCs and $10.7 million related to 2023 and 2024 PTCs, respectively, that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$2.1	$0.4
Restricted cash included in other current assets	1.4	1.5
Restricted cash included in other long-term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$4.1	$2.5

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 18, Variable Interest Entities, for more information.

NOTE 21—REGULATORY ENVIRONMENT

Very Large Customer and Bespoke Resources Tariffs

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. Under these proposed inter-connected tariffs, VLCs (new customers using 500 MWs or more, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

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

We expect a decision from the PSCW in the second quarter of 2026.

06/30/2025 Form 10-Q	25	Wisconsin Electric Power Company

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2025 Form 10-Q	26	Wisconsin Electric Power Company

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

In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group already has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments made by either us or WPS based on specific customer needs:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

06/30/2025 Form 10-Q	27	Wisconsin Electric Power Company

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

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system, and using RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for renewable thermal credits, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

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

On July 17, 2025, the PSCW verbally approved our request to construct an LNG facility with a storage capacity of two Bcf, which will be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities would provide another approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

06/30/2025 Form 10-Q	28	Wisconsin Electric Power Company

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

WEC Energy Group continues to focus on integrating the resources of all its businesses and improving its business processes to find the best and most efficient processes possible. WEC Energy Group expects these efforts to continue to drive operational efficiency and to put it in a position to effectively support plans for future growth.

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

06/30/2025 Form 10-Q	29	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025

Earnings

Our earnings for the second quarter of 2025 were $118.5 million, compared with $85.3 million for the same quarter in 2024. See below for information on the $33.2 million increase in earnings.

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

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income for the second quarter of 2025, with the same quarter in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,010.8	$902.0	$108.8

Operating expenses
Cost of sales (1)	326.3	279.9	(46.4)
Other operation and maintenance	249.8	237.4	(12.4)
Depreciation and amortization	156.3	142.0	(14.3)
Property and revenue taxes	29.6	29.3	(0.3)
Operating income	248.8	213.4	35.4

Other income, net	12.3	16.2	(3.9)
Interest expense	121.3	120.4	(0.9)
Income before income taxes	139.8	109.2	30.6

Income tax expense	21.0	23.6	2.6
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$118.5	$85.3	$33.2

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

06/30/2025 Form 10-Q	30	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$91.1	$89.6	$(1.5)
Transmission (1)	94.4	89.5	(4.9)
We Power (2)	32.5	33.1	0.6
Regulatory amortizations and other pass through expenses (3)	33.6	25.4	(8.2)
Earnings sharing mechanism	(1.8)	(0.2)	1.6
Total other operation and maintenance	$249.8	$237.4	$(12.4)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2025 and 2024, $104.3 million and $90.8 million, respectively, of costs were billed to us by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the second quarter of 2025 and 2024, $32.9 million and $29.3 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	1,832.9	1,816.8	16.1
Small commercial and industrial	2,117.4	2,106.7	10.7
Large commercial and industrial	1,611.2	1,613.1	(1.9)
Other	20.2	21.7	(1.5)
Total retail	5,581.7	5,558.3	23.4
Wholesale	153.0	130.8	22.2
Resale	1,315.6	1,194.2	121.4
Total sales in MWh	7,050.3	6,883.3	167.0

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	53.2	42.9	10.3
Commercial and industrial	32.7	26.3	6.4
Total retail	85.9	69.2	16.7
Transportation	56.3	53.6	2.7
Total sales in therms	142.2	122.8	19.4

	Three Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (874 Normal)	1,013	631	60.5%
Cooling (182 Normal)	176	202	(12.9)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

06/30/2025 Form 10-Q	31	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Electric revenues	$925.5	$835.1	$90.4
Natural gas revenues	85.3	66.9	18.4
Operating revenues	1,010.8	902.0	108.8

Operating expenses
Fuel and purchased power	(286.4)	(254.3)	(32.1)
Cost of natural gas sold	(39.9)	(25.6)	(14.3)
Other operation and maintenance (1)	(196.4)	(189.1)	(7.3)
Depreciation and amortization	(156.3)	(142.0)	(14.3)
Property and revenue taxes	(29.6)	(29.3)	(0.3)
Gross margin (GAAP)	302.2	261.7	40.5

Other operation and maintenance (1)	196.4	189.1	7.3
Depreciation and amortization	156.3	142.0	14.3
Property and revenue taxes	29.6	29.3	0.3
Utility margin (non-GAAP)	$684.5	$622.1	$62.4

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

Gross margin (GAAP) at the utility segment increased $40.5 million during the second quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $62.4 million during the second quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $58.8 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 24, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate order.

•An $8.2 million increase in margins related to higher retail sales volumes driven by the impact of colder spring weather during the second quarter of 2025, compared with the same quarter in 2024. As measured by heating degree days, the second quarter of 2025 was 60.5% colder than the same quarter in 2024.

These increases in margins were partially offset by lower margins of $2.5 million related to wholesale volumes.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $14.3 million increase in depreciation and amortization expense;

•A $4.9 million increase in transmission expense; and

•A $4.9 million increase in electric and natural gas distribution expenses.

06/30/2025 Form 10-Q	32	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $27.0 million during the second quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $14.3 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•An $8.2 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $4.9 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $4.9 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution system during the second quarter of 2025, compared with the same quarter in 2024.

Other Income, Net

Other income, net at the utility segment decreased $3.9 million during the second quarter of 2025, compared with the same quarter in 2024, driven by an $11.5 million negative impact from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our benefit costs. This decrease was partially offset by a $7.4 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $0.9 million during the second quarter of 2025, compared with the same quarter in 2024, driven by the impact of our long-term debt issuances in May and September 2024. These increases were partially offset by lower average short-term debt balances, lower short-term debt interest rates, and higher AFUDC-Debt due to continued capital investment. Lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made, also partially offset the increase in interest expense.

Income Tax Expense

Income tax expense at the utility segment decreased $2.6 million during the second quarter of 2025, compared with the same quarter in 2024, driven by an increase in PTCs, the increased benefit from the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025, and an increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment. These positive income tax impacts were partially offset by higher pre-tax income.

SIX MONTHS ENDED JUNE 30, 2025

Earnings

Our earnings for the six months ended June 30, 2025 were $314.6 million, compared to $219.3 million for the same period in 2024. See below for information on the $95.3 million increase in earnings.

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

06/30/2025 Form 10-Q	33	Wisconsin Electric Power Company

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

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$2,189.9	$1,940.8	$249.1

Operating expenses
Cost of sales (1)	725.9	632.1	(93.8)
Other operation and maintenance	501.9	479.0	(22.9)
Depreciation and amortization	307.2	281.6	(25.6)
Property and revenue taxes	60.5	60.1	(0.4)
Operating income	594.4	488.0	106.4

Other income, net	23.1	32.5	(9.4)
Interest expense	246.0	241.2	(4.8)
Income before income taxes	371.5	279.3	92.2

Income tax expense	56.3	59.4	3.1
Preferred stock dividend requirements	0.6	0.6	—
Net income attributed to common shareholder	$314.6	$219.3	$95.3

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$186.2	$181.9	$(4.3)
Transmission (1)	188.9	178.9	(10.0)
We Power (2)	65.1	66.7	1.6
Regulatory amortizations and other pass through expenses (3)	64.3	51.9	(12.4)
Earnings sharing mechanism	(2.6)	(0.4)	2.2
Total other operation and maintenance	$501.9	$479.0	$(22.9)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2025 and 2024, $199.9 million and $180.0 million, respectively, of costs were billed to us by transmission providers.

06/30/2025 Form 10-Q	34	Wisconsin Electric Power Company

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2025 and 2024, $60.0 million and $58.8 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	3,787.6	3,684.3	103.3
Small commercial and industrial	4,272.5	4,212.5	60.0
Large commercial and industrial	3,162.4	3,161.5	0.9
Other	47.4	50.9	(3.5)
Total retail	11,269.9	11,109.2	160.7
Wholesale	352.9	289.4	63.5
Resale	2,327.9	2,418.3	(90.4)
Total sales in MWh	13,950.7	13,816.9	133.8

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	239.0	198.3	40.7
Commercial and industrial	136.9	113.0	23.9
Total retail	375.9	311.3	64.6
Transportation	141.5	131.3	10.2
Total sales in therms	517.4	442.6	74.8

	Six Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (4,088 Normal)	4,296	3,332	28.9%
Cooling (182 Normal)	176	202	(12.9)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

06/30/2025 Form 10-Q	35	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Electric revenues	$1,863.3	$1,685.5	$177.8
Natural gas revenues	326.6	255.3	71.3
Operating revenues	2,189.9	1,940.8	249.1

Operating expenses
Fuel and purchased power	(562.6)	(508.6)	(54.0)
Cost of natural gas sold	(163.3)	(123.5)	(39.8)
Other operation and maintenance (1)	(385.7)	(376.8)	(8.9)
Depreciation and amortization	(307.2)	(281.6)	(25.6)
Property and revenue taxes	(60.5)	(60.1)	(0.4)
Gross margin (GAAP)	710.6	590.2	120.4

Other operation and maintenance (1)	385.7	376.8	8.9
Depreciation and amortization	307.2	281.6	25.6
Property and revenue taxes	60.5	60.1	0.4
Utility margin (non-GAAP)	$1,464.0	$1,308.7	$155.3

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

Gross margin (GAAP) at the utility segment increased $120.4 million during the six months ended June 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $155.3 million during the six months ended June 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $125.6 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025.

•A $36.5 million increase in margins related to higher retail sales volumes driven by the impact of colder weather during the six months ended June 30, 2025, compared with the same period in 2024. As measured by heating degree days, the six months ended June 30, 2025 were 28.9% colder than the same period in 2024.

These increases in margins were partially offset by:

•A $2.8 million decrease in margins driven by higher ash removal and fuel handling costs at certain of our plants.

•Lower margins of $2.1 million related to wholesale volumes.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $25.6 million increase in depreciation and amortization expense; and

•A $10.0 million increase in transmission expense.

06/30/2025 Form 10-Q	36	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $48.9 million during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $25.6 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $12.4 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $10.0 million increase in transmission expense as approved by the PSCW in our Wisconsin rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net at the utility segment decreased $9.4 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by a $22.7 million negative impact from the non-service components of our net periodic pension and OPEB costs. This decrease was partially offset by an $11.6 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $4.8 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by the impact of our long-term debt issuances in May and September 2024. These increases were partially offset by lower average short-term debt balances, lower short-term debt interest rates, and higher AFUDC-Debt due to continued capital investment. Lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made, also partially offset the increase in interest expense.

Income Tax Expense

Income tax expense at the utility segment decreased $3.1 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by an increase in PTCs and the increased benefit from the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025. Also reducing income tax expense were increases in income tax benefits associated with AFUDC-Equity, driven by continued capital investment and increases in the protected deferred tax benefits associated with the Tax Legislation. These positive income tax impacts were partially offset by higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$567.7	$616.8	$(49.1)
Investing activities	(847.0)	(641.9)	(205.1)
Financing activities	280.9	18.2	262.7

06/30/2025 Form 10-Q	37	Wisconsin Electric Power Company

Operating Activities

Net cash provided by operating activities decreased $49.1 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•A $161.7 million decrease in cash related to higher payments for other operation and maintenance expenses, driven by the timing of payments for accounts payable during the six months ended June 30, 2025, compared with the same period in 2024, as well as higher transmission costs.

•A $9.2 million decrease in cash from higher payments for interest driven by the issuance of long-term debt in 2024.

These decreases in net cash provided by operating activities were partially offset by:

•A $58.3 million increase in cash from higher overall collections from customers during the six months ended June 30, 2025, compared with the same period in 2024. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from the impact of colder weather during the six months ended June 30, 2025, compared with the same period in 2024.

•A $51.7 million increase in cash from lower cash paid for income taxes driven by lower taxable income during the six months ended June 30, 2025, compared with the same period in 2024.

•An $11.1 million increase in cash driven by collateral received from counterparties during the six months ended June 30, 2025, compared with collateral paid to counterparties during the same period in 2024, as well as realized gains on derivative instruments recognized during the six months ended June 30, 2025, compared with realized losses on derivative instruments recognized during the same period in 2024.

Investing Activities

Net cash used in investing activities increased $205.1 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by a $320.8 million increase in cash paid for capital expenditures during the six months ended June 30, 2025, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•The acquisition of an additional 13.7% ownership interest in West Riverside in May 2024 for $98.2 million. See Note 2, Acquisition, for more information.

•A $26.9 million increase in cash received from ATC during the six months ended June 30, 2025, compared with the same period in 2024, for the reimbursement of transmission infrastructure upgrades.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$869.1	$548.3	$320.8

The increase in cash paid for capital expenditures during the six months ended June 30, 2025, compared with the same period in 2024, was driven by higher payments for renewable energy projects, combustion turbines at OCPP, and for our natural gas and electric distribution systems.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

06/30/2025 Form 10-Q	38	Wisconsin Electric Power Company

Financing Activities

Net cash provided by financing activities increased $262.7 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•Equity contributions of $710.0 million received from our parent during the six months ended June 30, 2025, to balance our capital structure. There were no equity contributions received from our parent during the same period in 2024.

•A $154.9 million increase in cash due to lower net repayments of commercial paper during the six months ended June 30, 2025, compared with the same period in 2024.

These increases in cash were partially offset by:

•A $349.2 million decrease in cash due to the issuance of long-term debt during the six months ended June 30, 2024. We did not issue any long-term debt during the same period in 2025.

•A $250.1 million decrease in cash due to higher retirements of long-term debt during the six months ended June 30, 2025, compared with the same period in 2024.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt.

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

(1)This includes actual capital expenditures incurred through June 30, 2025, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

06/30/2025 Form 10-Q	39	Wisconsin Electric Power Company

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed, currently underway, or recently completed.

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Kenosha County, Wisconsin. In December 2024, the construction of the solar portion of Paris was completed, and in June 2025, the construction of the battery portion of Paris was completed. We own 150 MWs of solar generation and 82 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $452 million.

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

•We, along with WPS and an unaffiliated utility, received PSCW approval to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Columbia County, Wisconsin and once fully constructed, we will own 225 MWs of solar generation and 124 MWs of battery storage of this project. Our share of the cost of this project is estimated to be approximately $736 million, with construction expected to be completed in 2027.

•We received PSCW approval to build five natural gas-fired combustion turbines capable of producing approximately 1,100 MWs, which would be located at the existing OCPP site. The cost of this project is estimated to be approximately $1.2 billion, with construction expected to be completed in 2027-2028.

•We received PSCW approval to add seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs. The cost of this project is estimated to be approximately $300 million, with construction expected to be completed in 2027.

•In April 2024, we filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the OCPP site. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $200 million.

•We received PSCW approval to construct an LNG facility with storage capacity of two Bcf on the OCPP site. The cost of this project is estimated to be approximately $456 million, with construction expected to be completed in 2027.

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

06/30/2025 Form 10-Q	40	Wisconsin Electric Power Company

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

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2025.

Common Stock Dividends

During the six months ended June 30, 2025, we paid common stock dividends of $120.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2025.

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

06/30/2025 Form 10-Q	41	Wisconsin Electric Power Company

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

Although not the case as of June 30, 2025, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at June 30, 2025, we could have been required to post $106 million of additional collateral or other assurances pursuant to the

06/30/2025 Form 10-Q	42	Wisconsin Electric Power Company

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2024 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental and regulatory matters, critical accounting policies and estimates, and other matters.

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

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition with the DOC requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties. In response to the petition, the DOC and USITC initiated new AD/CVD investigations of solar panels from the four Southeast Asian countries to determine whether there was a reasonable indication imports of such solar panels were causing injury to the U.S. solar industry. Based on the USITC’s preliminary affirmative determination, the DOC began AD/CVD investigations and, in the fall of 2024, announced preliminary affirmative determinations and set preliminary duties on imports from the four Southeast Asian countries. In April 2025, the DOC announced its final affirmative determinations in its AD/CVD investigations, increasing the preliminary tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

06/30/2025 Form 10-Q	43	Wisconsin Electric Power Company

On July 17, 2025, a coalition of trade groups filed new AD/CVD petitions with the USITC and the DOC, asking for investigations into alleged illegal trade practices by largely Chinese-owned manufacturers operating in Laos and Indonesia, as well as companies headquartered in India. Affirmative findings could cause further strain on the solar panel industry. We are monitoring the status of these petitions.

Renewable Energy Legislation

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

Under the IRA transferability option, WEC Energy Group entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generated in 2025 and 2026, respectively, to third parties. In May 2025, WEC Energy Group entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. See Note 12, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the current presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the current administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The pause could disrupt funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, may impact continuing payment obligations for downstream contractors and suppliers, and may cause legal and contractual claims. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. On July 7, 2025, an executive order was issued by the presidential administration directing the Secretary of the Treasury to strictly enforce the termination of PTCs and ITCs for wind and solar facilities and to issue updated guidance within 45 days to clarify and tighten the beginning of construction rules for energy projects, as directed in the OBBBA. We continue to assess the potential impacts of the OBBBA and the related executive order.

06/30/2025 Form 10-Q	44	Wisconsin Electric Power Company

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will ultimately have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2024 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The U.S. continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments are also adjusting their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

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

06/30/2025 Form 10-Q	45	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2025 Form 10-Q	46	Wisconsin Electric Power Company

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

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2025 Form 10-Q	47	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2025 Form 10-Q	48	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 1, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2025 Form 10-Q	49	Wisconsin Electric Power Company