Form 10-Q
period 2025-09-30
WISCONSIN ELECTRIC POWER CO
filed 2025-10-31
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
September 30, 2025

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

09/30/2025 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

09/30/2025 Form 10-Q	ii	Wisconsin Electric Power Company

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AMI	Advanced Metering Infrastructure
BESS	Battery Energy Storage System
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
NOPP	Notice of Planned Participation
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PIPP	Presque Isle Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
UFLPA	Uyghur Forced Labor Prevention Act
VAPP	Valley Power Plant
VLC	Very Large Customer
West Riverside	West Riverside Energy Center
Weston	Weston Generating Station

09/30/2025 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2024 Annual Report on Form 10-K and this report, and those identified below:

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

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

09/30/2025 Form 10-Q	1	Wisconsin Electric Power Company

•Risks related to providing service to our data center and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, and lower than anticipated need for electricity by these customers;

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

09/30/2025 Form 10-Q	2	Wisconsin Electric Power Company

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

09/30/2025 Form 10-Q	3	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2025	2024	2025	2024
Operating revenues	$1,201.9	$1,079.3	$3,391.8	$3,020.1

Operating expenses
Cost of sales	401.2	353.9	1,127.1	986.0
Other operation and maintenance	271.2	241.6	773.1	720.6
Depreciation and amortization	160.4	145.5	467.6	427.1
Property and revenue taxes	29.7	17.0	90.2	77.1
Total operating expenses	862.5	758.0	2,458.0	2,210.8

Operating income	339.4	321.3	933.8	809.3

Other income, net	15.5	19.5	38.6	52.0
Interest expense	121.3	123.3	367.3	364.5
Other expense	(105.8)	(103.8)	(328.7)	(312.5)

Income before income taxes	233.6	217.5	605.1	496.8
Income tax expense	36.2	47.8	92.5	107.2
Net income	197.4	169.7	512.6	389.6

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$197.1	$169.4	$511.7	$388.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$3.0	$0.4
Accounts receivable and unbilled revenues, net of reserves of $31.7 and $46.9, respectively	546.7	601.2
Accounts receivable from related parties	116.0	128.6
Materials, supplies, and inventories	337.8	354.8
Prepaid taxes	82.4	139.8
Other prepayments	17.3	24.9
Other	25.8	23.2
Current assets	1,129.0	1,272.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $6,268.2 and $5,952.3, respectively	14,417.5	12,810.7
Regulatory assets (September 30, 2025 and December 31, 2024 include $69.6 and $76.5, respectively, related to WEPCo Environmental Trust)	2,945.5	2,946.3
Pension and OPEB assets	83.0	79.2
Other	89.3	90.5
Long-term assets	17,535.3	15,926.7
Total assets	$18,664.3	$17,199.6

Liabilities and Equity
Current liabilities
Short-term debt	$37.0	$179.9
Current portion of long-term debt (September 30, 2025 and December 31, 2024 include $9.2 related to WEPCo Environmental Trust)	9.2	259.2
Current portion of finance lease obligations	109.5	99.3
Accounts payable	442.4	529.3
Accounts payable to related parties	196.7	206.1
Accrued payroll and benefits	56.8	50.4
Accrued interest	57.1	27.6
Other	106.5	106.6
Current liabilities	1,015.2	1,458.4

Long-term liabilities
Long-term debt (September 30, 2025 and December 31, 2024 include $72.0 and $76.4, respectively, related to WEPCo Environmental Trust)	4,222.1	3,728.0
Finance lease obligations	2,734.1	2,742.9
Deferred income taxes	1,670.7	1,655.7
Regulatory liabilities	1,696.8	1,758.8
Other	460.9	348.6
Long-term liabilities	10,784.6	10,234.0

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	3,788.6	2,703.0
Retained earnings	2,712.6	2,440.9
Common shareholder's equity	6,834.1	5,476.8

Preferred stock	30.4	30.4
Total liabilities and equity	$18,664.3	$17,199.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2025	2024
Operating activities
Net income	$512.6	$389.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	467.6	427.1
Deferred income taxes and ITCs, net	24.1	60.7
Change in –
Accounts receivable and unbilled revenues, net	44.2	52.1
Materials, supplies, and inventories	17.0	(3.2)
Prepaid taxes	57.4	30.7
Other current assets	2.7	22.1
Accounts payable	(72.2)	(22.1)
Accrued taxes	20.1	2.4
Accrued interest	29.5	31.3
Other current liabilities	(19.5)	(7.8)
Other, net	(88.9)	21.2
Net cash provided by operating activities	994.6	1,004.1

Investing activities
Capital expenditures	(1,891.1)	(988.0)
Acquisition of West Riverside	—	(97.9)
Reimbursement for ATC's transmission infrastructure upgrades	33.1	6.2
Other, net	1.8	(2.1)
Net cash used in investing activities	(1,856.2)	(1,081.8)

Financing activities
Change in short-term debt	(142.9)	(360.8)
Issuance of long-term debt	499.6	947.4
Retirement of long-term debt	(254.6)	(4.5)
Payments for finance lease obligations	(73.9)	(64.9)
Equity contribution from parent	1,085.0	—
Payment of dividends to parent	(240.0)	(180.0)
Other, net	(6.0)	(10.0)
Net cash provided by financing activities	867.2	327.2

Net change in cash, cash equivalents, and restricted cash	5.6	249.5
Cash, cash equivalents, and restricted cash at beginning of period	2.5	7.5
Cash, cash equivalents, and restricted cash at end of period	$8.1	$257.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2
Net income attributed to common shareholder	—	—	196.1	196.1	—	196.1
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	300.0	—	300.0	—	300.0
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2025	$332.9	$3,003.5	$2,577.0	$5,913.4	$30.4	$5,943.8
Net income attributed to common shareholder	—	—	118.5	118.5	—	118.5
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	410.0	—	410.0	—	410.0
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2025	$332.9	$3,413.5	$2,635.6	$6,382.0	$30.4	$6,412.4
Net income attributed to common shareholder	—	—	197.1	197.1	—	197.1
Payment of dividends to parent	—	—	(120.0)	(120.0)	—	(120.0)
Equity contribution from parent	—	375.0	—	375.0	—	375.0
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at September 30, 2025	$332.9	$3,788.6	$2,712.6	$6,834.1	$30.4	$6,864.5

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	134.0	134.0	—	134.0
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	0.5	(0.1)	0.4	—	0.4
Balance at March 31, 2024	$332.9	$2,552.9	$2,241.7	$5,127.5	$30.4	$5,157.9
Net income attributed to common shareholder	—	—	85.3	85.3	—	85.3
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2024	$332.9	$2,552.9	$2,267.1	$5,152.9	$30.4	$5,183.3
Net income attributed to common shareholder	—	—	169.4	169.4	—	169.4
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Balance at September 30, 2024	$332.9	$2,552.9	$2,376.5	$5,262.3	$30.4	$5,292.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	7	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2025

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

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

Acquisition of Electric Generation Facility in Wisconsin

In May 2024, we completed the acquisition of 100 MWs of West Riverside's nameplate capacity for $97.9 million. West Riverside is a commercially operational dual-fueled combined-cycle generation facility in Beloit, Wisconsin. Prior to the acquisition, WPS received approval to transfer its ownership interest rights to us. Including this acquisition, we own 200 MWs, or 27.5%, of West Riverside at a total cost of $193.2 million.

09/30/2025 Form 10-Q	8	Wisconsin Electric Power Company

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Wisconsin Electric Power Company
Electric utility	$1,146.7	$1,028.6	$3,003.3	$2,706.2
Natural gas utility	53.2	48.2	378.8	302.6
Total revenues from contracts with customers	1,199.9	1,076.8	3,382.1	3,008.8
Other operating revenues	2.0	2.5	9.7	11.3
Total operating revenues	$1,201.9	$1,079.3	$3,391.8	$3,020.1

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Residential	$501.3	$454.7	$1,285.6	$1,162.6
Small commercial and industrial	357.8	331.2	971.0	900.9
Large commercial and industrial	202.3	186.8	507.0	466.2
Other	5.1	4.9	15.7	15.4
Total retail revenues	1,066.5	977.6	2,779.3	2,545.1
Wholesale	13.4	11.1	38.4	35.8
Resale	61.1	35.8	159.6	104.6
Steam	2.9	2.5	20.6	17.3
Other utility revenues	2.8	1.6	5.4	3.4
Total electric utility operating revenues	$1,146.7	$1,028.6	$3,003.3	$2,706.2

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Residential	$26.6	$24.4	$248.8	$198.3
Commercial and industrial	10.7	7.9	111.5	82.9
Total retail revenues	37.3	32.3	360.3	281.2
Transportation	4.5	4.8	17.6	17.5
Other utility revenues (1)	11.4	11.1	0.9	3.9
Total natural gas utility operating revenues	$53.2	$48.2	$378.8	$302.6

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

09/30/2025 Form 10-Q	9	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Late payment charges	$2.3	$2.4	$8.5	$8.8
Rental revenues	0.3	0.2	2.1	2.3
Alternative revenues (1)	(0.6)	(0.1)	(0.9)	0.2
Total other operating revenues	$2.0	$2.5	$9.7	$11.3

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2025 and December 31, 2024.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$578.4	$648.1
Allowance for credit losses	31.7	46.9
Accounts receivable and unbilled revenues, net (1)	$546.7	$601.2

Total accounts receivable, net – past due greater than 90 days (1)	$29.0	$38.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.7%	93.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2025, $346.7 million, or 63.4%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2025 Form 10-Q	10	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2025	2024
Balance at July 1	$32.9	$42.0
Provision for credit losses	17.5	8.4
Provision for credit losses deferred for future recovery or refund	1.8	7.9
Write-offs charged against the allowance	(27.5)	(23.7)
Recoveries of amounts previously written off	7.0	6.2
Balance at September 30	$31.7	$40.8

	Nine Months Ended September 30
(in millions)	2025	2024
Balance at January 1	$46.9	$44.5
Provision for credit losses	47.2	23.6
Provision for credit losses deferred for future recovery or refund	(6.2)	28.6
Write-offs charged against the allowance	(79.5)	(75.2)
Recoveries of amounts previously written off	23.3	19.3
Balance at September 30	$31.7	$40.8

There was a $15.2 million decrease in the allowance for credit losses at September 30, 2025, compared to January 1, 2025. The decrease was largely driven by customer write-offs, in addition to a decrease in past due account balances that we believe was related to a continued focus on collection efforts and lower energy bills in the spring and summer months, enabling customers to pay down their arrears.

There was a $3.7 million decrease in the allowance for credit losses at September 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. The winter moratorium begins on November 1 and ends on April 15. Also contributing to the decrease in the allowance for credit losses, were lower required reserve percentages as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions in the first half of 2024 and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

09/30/2025 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	September 30, 2025	December 31, 2024
Regulatory assets
We Power finance leases	$1,154.8	$1,139.1
Plant retirement related items	643.8	655.1
Income tax related items	403.9	364.6
Pension and OPEB costs	313.7	343.1
Uncollectible expense	102.2	108.4
System support resource	95.2	102.9
Securitization	69.6	76.5
Asset retirement obligations	58.3	52.8
Other finance and operating leases (1)	21.7	15.1
Bluewater Natural Gas Holding, LLC	15.8	21.1
Other, net	66.5	67.6
Total regulatory assets	$2,945.5	$2,946.3

(1)In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the timing of expense recognition associated with our leases is modified to conform to the rate treatment. The difference between this lease expense and the unadjusted lease expense calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

(in millions)	September 30, 2025	December 31, 2024
Regulatory liabilities
Removal costs	$848.2	$809.2
Income tax related items	660.8	653.9
Pension and OPEB benefits	110.9	118.5
Revenue requirements of renewable generation facilities	18.9	37.9
Energy costs refundable through rate adjustments	12.3	70.7
Electric transmission costs	—	19.7
Other, net	49.2	52.9
Total regulatory liabilities	$1,700.3	$1,762.8

Balance sheet presentation
Other current liabilities	$3.5	$4.0
Regulatory liabilities	1,696.8	1,758.8
Total regulatory liabilities	$1,700.3	$1,762.8

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien Solar Park, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. On June 25, 2025, we announced plans to extend the lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through the end of 2026. These units were originally scheduled to be retired at the end of 2025. The total net book value of our ownership share of OCPP Units 7 and 8 was $630.4 million at September 30, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

09/30/2025 Form 10-Q	12	Wisconsin Electric Power Company

NOTE 7—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its other subsidiaries. See Note 11, Common Equity, in our 2024 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2025	December 31, 2024
Commercial paper
Amount outstanding	$37.0	$179.9
Weighted-average interest rate on amounts outstanding	4.20%	4.63%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2025 was $156.3 million with a weighted-average interest rate during the period of 4.53%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2025
Revolving credit facility (1)	August 2030	$800.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		37.0
Available capacity under existing credit facility		$762.0

(1)In August 2025, we increased our credit facility to $800.0 million and extended the maturity to August 2030.

NOTE 9—LONG-TERM DEBT

In June 2025, our $250.0 million of 3.10% Debentures, due June 1, 2025, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

In September 2025, we issued $500.0 million of 4.15% Debentures, due October 15, 2030, and used the net proceeds to repay short-term debt and for other general corporate purposes.

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

Our total obligation under the land-related finance leases for High Noon was $54.9 million at September 30, 2025, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to High Noon was $55.2 million as of

09/30/2025 Form 10-Q	13	Wisconsin Electric Power Company

September 30, 2025, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the High Noon finance leases was 6.45%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for High Noon as of September 30, 2025, were as follows:

(in millions)
Three Months Ended December 31, 2025	$0.7
2026	1.2
2027	1.5
2028	3.0
2029	3.1
2030	3.2
Thereafter	242.3
Total minimum lease payments	255.0
Less: Interest	(200.1)
Present value of minimum lease payments	54.9
Less: Short-term lease liabilities	—
Long-term lease liabilities	$54.9

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2025	December 31, 2024
Materials and supplies	$231.9	$252.1
Fossil fuel	53.5	60.0
Natural gas in storage	52.4	42.7
Total	$337.8	$354.8

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

09/30/2025 Form 10-Q	14	Wisconsin Electric Power Company

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$49.0	21.0%	$45.6	21.0%
State income taxes net of federal tax benefit	13.4	5.7%	13.2	6.1%
PTCs, net	(10.8)	(4.6)%	(6.1)	(2.8)%
Federal excess deferred tax amortization	(6.5)	(2.8)%	(6.9)	(3.2)%
AFUDC-Equity	(5.8)	(2.5)%	(2.9)	(1.3)%
Tax repairs	(4.8)	(2.1)%	1.4	0.6%
Domestic production activities deferral	1.8	0.8%	2.1	1.0%
Other, net	(0.1)	—%	1.4	0.6%
Total income tax expense	$36.2	15.5%	$47.8	22.0%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$126.9	21.0%	$104.1	21.0%
State income taxes net of federal tax benefit	34.8	5.8%	29.7	6.0%
PTCs, net	(31.1)	(5.1)%	(14.3)	(2.9)%
Federal excess deferred tax amortization	(17.7)	(2.9)%	(16.1)	(3.2)%
AFUDC-Equity	(13.7)	(2.3)%	(8.0)	(1.6)%
Tax repairs	(13.2)	(2.2)%	3.2	0.6%
Domestic production activities deferral	5.1	0.8%	4.9	1.0%
Other, net	1.4	0.2%	3.7	0.7%
Total income tax expense	$92.5	15.3%	$107.2	21.6%

The effective tax rates for the three and nine months ended September 30, 2025, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs, the impact of the deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, the impact of the income tax benefits associated with AFUDC-Equity, driven by continued capital investment, and the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025. These items were partially offset by state income taxes.

The effective tax rates for the three and nine months ended September 30, 2024, do not materially differ from the United States statutory federal income tax rate of 21%. This is primarily due to the impact of the deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, and PTCs, offset by state income taxes.

The Tax Legislation required us to remeasure the deferred income taxes at our utility segment, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements in October 2024, April 2025, and September 2025, to sell the majority of the PTCs we generate in 2025 and 2026 to third parties. In May 2025, WEC Energy Group entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. In September 2025, WEC Energy Group entered into an agreement to sell substantially all of the ITCs we generate in 2025 to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

09/30/2025 Form 10-Q	15	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$1.6	$—	$2.8
FTRs	—	—	4.9	4.9
Total derivative assets	$1.2	$1.6	$4.9	$7.7

Derivative liabilities
Natural gas contracts	$4.5	$1.0	$—	$5.5

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$7.0	$3.5	$—	$10.5
FTRs	—	—	2.9	2.9
Total derivative assets	$7.0	$3.5	$2.9	$13.4

Derivative liabilities
Natural gas contracts	$0.6	$0.5	$—	$1.1

09/30/2025 Form 10-Q	16	Wisconsin Electric Power Company

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Balance at the beginning of the period	$9.9	$9.7	$2.9	$2.5
Purchases	—	—	12.1	12.1
Settlements	(5.0)	(5.2)	(10.1)	(10.1)
Balance at the end of the period	$4.9	$4.5	$4.9	$4.5

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$22.2	$30.4	$21.2
Long-term debt, including current portion	4,231.3	4,164.9	3,987.2	3,792.3

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

	September 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.7	$5.3	$10.0	$1.1
FTRs	4.9	—	2.9	—
Total current	7.6	5.3	12.9	1.1

Long-term
Natural gas contracts	0.1	0.2	0.5	—

Total	$7.7	$5.5	$13.4	$1.1

09/30/2025 Form 10-Q	17	Wisconsin Electric Power Company

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	14.2 Dth	$(5.7)	14.5 Dth	$(7.7)
FTRs	4.5 MWh	3.0	5.1 MWh	2.6
Total		$(2.7)		$(5.1)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	51.5 Dth	$0.4	53.7 Dth	$(34.1)
FTRs	13.8 MWh	5.3	15.1 MWh	5.9
Total		$5.7		$(28.2)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2025 and December 31, 2024, we had posted cash collateral of $12.7 million and $4.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At December 31, 2024, we had also received cash collateral of $2.8 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2025			December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$7.7	$5.5		$13.4		$1.1
Gross amount not offset on the balance sheet	(1.5)	(4.8)	(1)	(3.6)	(2)	(0.8)
Net amount	$6.2	$0.7		$9.8		$0.3

(1)    Includes cash collateral posted of $3.3 million.

(2)    Includes cash collateral received of $2.8 million.

NOTE 15—GUARANTEES

As of September 30, 2025, we had $27.5 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, of which $27.4 million automatically renews each year unless proper termination notice is given and $0.1 million expires in less than one year. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Service cost	$2.5	$2.6	$7.5	$7.8
Interest cost	11.4	11.1	34.2	33.4
Expected return on plan assets	(14.6)	(15.3)	(44.2)	(46.1)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	4.0	4.6	12.0	13.6
Net periodic benefit cost	$3.2	$2.9	$9.4	$8.6

09/30/2025 Form 10-Q	18	Wisconsin Electric Power Company

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Service cost	$0.8	$0.8	$2.6	$2.4
Interest cost	2.3	2.0	7.0	6.1
Expected return on plan assets	(2.7)	(2.7)	(8.1)	(8.2)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of net actuarial gain	(0.9)	(1.5)	(2.9)	(4.3)
Net periodic benefit credit	$(0.5)	$(1.4)	$(1.5)	$(4.1)

During the nine months ended September 30, 2025, we made contributions and payments of $2.3 million related to our pension plans and $0.1 million related to our OPEB plans. During the remainder of 2025, we expect to make contributions and payments of $0.9 million related to our pension plans and $0.2 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of September 30, 2025 and December 31, 2024, our balance sheets included regulatory assets of $0.4 million and $9.9 million, respectively, for pension costs and $11.3 million and $17.8 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate order, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

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

Our CODM allocates resources, such as employees, as well as financial and capital resources, to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment’s net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned.

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

At September 30, 2025, we reported two segments, our utility segment and our other segment, which are described below. All of our operations are located within the United States.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2025 and 2024.

09/30/2025 Form 10-Q	19	Wisconsin Electric Power Company

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

The following table shows additional financial information for our utility segment cost of sales for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Fuel and purchased power	$378.4	$336.6	$941.0	$845.2
Cost of natural gas sold	22.8	17.3	186.1	140.8

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

09/30/2025 Form 10-Q	20	Wisconsin Electric Power Company

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2025	December 31, 2024
Assets
Other current assets (restricted cash)	$4.5	$1.5
Regulatory assets	69.6	76.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.2
Accrued interest	0.4	0.1
Long-term debt	72.0	76.4

NOTE 19—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2025, were approximately $6.3 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine PM2.5, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

In July 2025, the EPA proposed to rescind a 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" is the legal underpinning of a host of climate regulations under the Clean Air Act. The proposal is subject to a review process and public comment and will likely be litigated. We are monitoring the status of the proposal and assessing the potential impact on our business and operations.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. We believe we are well positioned to meet the requirements.

09/30/2025 Form 10-Q	21	Wisconsin Electric Power Company

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

In June 2025, the EPA announced a proposed rule to repeal the 2024 Final Action on the basis that it imposed large compliance costs and raised technical feasibility concerns. Currently, the EPA is reviewing comments it received on the proposed rule.

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

The most recent attainment evaluation date was in August 2024. The moderate attainment deadline was not met, so in December 2024 the EPA published a final determination reclassifying the nonattainment areas in Wisconsin to a "serious" classification effective January 16, 2025. The Wisconsin Department of Justice filed a petition in February 2025 for review of the reclassification to "serious."

In September 2025, the United States Court of Appeals for the Seventh Circuit granted the State of Wisconsin's motion to stay the reclassification until further notice. This means that Southeast Wisconsin has returned to "moderate" status while the underlying lawsuit proceeds.

09/30/2025 Form 10-Q	22	Wisconsin Electric Power Company

A nonattainment status of "serious" could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase additional emission reduction credits.

Particulate Matter

All counties within our service territory are in attainment with current 2012 standards for fine PM2.5. Under the former presidential administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units. In March 2025, the EPA announced plans to reconsider the 2024 PM2.5 NAAQS. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable standards for coal plants until the end of 2031. Thereafter, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple-cycle natural gas-fired CTs, there are no applicable limits as long as the capacity factor is less than 20%. Our Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas CTs from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing CTs. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined-cycle natural gas facilities would be positioned to comply with the proposed rule if finalized in its current form. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, under the Federal Deregulatory Actions discussion above, the EPA released a proposal in September 2025 to amend the GHG Reporting Program that would permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission subsidiaries until 2034. We continue to monitor the status of this deregulatory action.

WEC Energy Group's capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. We have already retired nearly 2,100 MWs of fossil-fueled generation

09/30/2025 Form 10-Q	23	Wisconsin Electric Power Company

since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information related to planned power plant retirements. In the third quarter of 2025, WEC Energy Group made a decision to reconsider its near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve customers with safe, reliable, and affordable energy. However, WEC Energy Group's long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system and using RNG throughout its natural gas utility systems. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for RTCs, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

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

We have received interim BTA determinations for all generation facilities where Section 316(b) is applicable. With respect to OCPP Units 7 and 8, we believe that in accordance with the requirements in the CWA, the WDNR will determine that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts when the WPDES permit for those units is reissued, which is expected in 2026.

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

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new "permanent cessation of coal" subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All of our coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a NOPP by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for the ERGS coal-fired facility. A NOPP also may be filed for the OCPP, Port Washington Generating Station, and VAPP facilities because this ELG rule option will allow the company to qualify for more reasonable requirements to address the CRL provisions at our landfills that served these former coal-fired facilities.

09/30/2025 Form 10-Q	24	Wisconsin Electric Power Company

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

Numerous parties have challenged the 2024 Supplemental ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. This case has been held in abeyance since February 2025. In August 2025, the court granted the EPA's motion to continue to hold this case in abeyance and required the EPA to file regular periodic reports. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge.

In September 2025, the EPA announced it intends to issue a proposed rule and a companion direct final rule to modify certain 2024 ELG Rule provisions. The proposed rule would (1) extend compliance deadlines for the zero-discharge requirements in the 2024 ELG Rule, (2) update provisions to allow permitting authorities site-specific flexibility to extend deadlines due to unexpected demand, and (3) solicit data from the electric utility industry about the viability of compliance pathways to evaluate economic achievability and energy reliability. The companion direct final rule would extend the date from December 31, 2025 to December 31, 2031 for existing coal-fired steam electric power plants to submit a NOPP for the permanent cessation of coal.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2025	December 31, 2024
Regulatory assets	$10.6	$10.8
Reserves for future environmental remediation (1)	10.5	10.6

(1)Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024, will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals granted the EPA's request to extend its ongoing abeyance until December 15, 2025. In July 2025, the EPA issued a proposed rule update to extend certain CCR compliance deadlines. A final rulemaking on this issue is anticipated by the end of 2025 with additional proposed changes expected in 2026. We expect the cost of

09/30/2025 Form 10-Q	25	Wisconsin Electric Power Company

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Nine Months Ended September 30
(in millions)	2025		2024
Cash paid for interest, net of amount capitalized	$334.2		$330.3
Cash paid for income taxes, net	26.3	(1)	48.6	(2)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	154.4		96.6
Liabilities accrued for software licensing agreements	8.8		—
Receivable for the transfer of assets to Wisconsin Gas LLC	2.7		—

(1)    Cash paid for income taxes was net of $29.1 million of cash received related to 2025 and 2024 PTCs that were sold to third parties.

(2)    Cash paid for income taxes was net of $14.9 million of cash received related to 2024 and 2023 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3.0	$0.4
Restricted cash included in other current assets	4.5	1.5
Restricted cash included in other long-term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$8.1	$2.5

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 18, Variable Interest Entities, for more information.

NOTE 21—REGULATORY ENVIRONMENT

Very Large Customer and Bespoke Resources Tariffs

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. We subsequently filed testimony in October 2025 slightly modifying the initial proposals. Under these proposed inter-connected tariffs, VLCs (new customers using 500 MWs or more, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and transmission costs allocated to their usage. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs will work in tandem as VLCs will be required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, and natural gas generation units. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated

09/30/2025 Form 10-Q	26	Wisconsin Electric Power Company

distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of the resource, except for wind or solar resources which will have a term of 20 years. As currently proposed, the ROE (can range from 10.48% to 10.98% as agreed upon with the customer) and equity ratio (57%) will both be fixed for the entire term of the agreement, and the revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

We expect a decision from the PSCW in the second quarter of 2026. Prior to the PSCW approving the tariffs, we require VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse us for all costs associated with projects requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project.

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

09/30/2025 Form 10-Q	27	Wisconsin Electric Power Company

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

WEC Energy Group has already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

In addition to retiring these older, fossil-fueled plants, WEC Energy Group expects to invest approximately $11.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments made by either us or WPS based on specific customer needs:

•3,700 MWs of utility-scale solar;
•1,780 MWs of battery storage; and
•555 MWs of wind.

09/30/2025 Form 10-Q	28	Wisconsin Electric Power Company

WEC Energy Group also plans on investing in a combination of clean, natural gas-fired generation, including:

•3,300 MWs of CTs (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site); and
•180 MWs of RICE natural gas-fueled generation.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, we received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to our portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, we have energized 30 Solar Now projects, totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that we would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to our portfolio. We have signed up one customer under this program for 4 MWs of generation capacity. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows our commercial and industrial customers to subscribe to a portion of a utility-scale Wisconsin-based renewable energy generating facility for up to 125 MWs. Under this program, we have 14 active contracts for a total of 47 MWs of generation capacity.

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

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system, and using RNG throughout its natural gas utility systems. In 2022, we received approval from the PSCW for an RNG pilot. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. In light of WEC Energy Group's progress, significant uncertainty surrounding the market for RTCs, and WEC Energy Group's desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, WEC Energy Group made a decision to reassess its previous, standalone goal related to methane emissions from natural gas distribution.

In December 2023, WEC Energy Group started a pilot program with the Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid at our VAPP. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. WEC Energy Group expects the pilot activities to continue into 2026.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the WEC Energy Group capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Below are a few examples of reliability projects that are proposed, currently underway, or recently completed.

•The PSCW approved our request to construct an LNG facility with a storage capacity of two Bcf, which will be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities would provide another approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf) and are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

09/30/2025 Form 10-Q	29	Wisconsin Electric Power Company

•The WEC Energy Group capital plan includes $2.2 billion of investments from 2026 to 2030 in battery energy storage systems, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•We continue to upgrade our electric and natural gas distribution systems to enhance reliability and system hardening.

WEC Energy Group expects to spend $4.7 billion from 2026 to 2030 on reliability related to electric distribution projects at its regulated utilities, which includes us, with continued investment over the next decade.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisition, for more information on our planned and recently completed acquisitions.

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

09/30/2025 Form 10-Q	30	Wisconsin Electric Power Company

Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025

Earnings

Our earnings for the third quarter of 2025 were $197.1 million, compared with $169.4 million for the same quarter in 2024. See below for information on the $27.7 million increase in earnings.

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

09/30/2025 Form 10-Q	31	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the third quarter of 2025, with the same quarter in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,201.9	$1,079.3	$122.6

Operating expenses
Cost of sales (1)	401.2	353.9	(47.3)
Other operation and maintenance	271.2	241.6	(29.6)
Depreciation and amortization	160.4	145.5	(14.9)
Property and revenue taxes	29.7	17.0	(12.7)
Operating income	339.4	321.3	18.1

Other income, net	15.5	19.5	(4.0)
Interest expense	121.3	123.3	2.0
Income before income taxes	233.6	217.5	16.1

Income tax expense	36.2	47.8	11.6
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$197.1	$169.4	$27.7

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$111.0	$95.9	$(15.1)
Transmission (1)	94.5	89.4	(5.1)
Regulatory amortizations and other pass through expenses (2)	34.6	24.0	(10.6)
We Power (3)	31.9	32.5	0.6
Earnings sharing mechanism	(0.8)	(0.2)	0.6
Total other operation and maintenance	$271.2	$241.6	$(29.6)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2025 and 2024, $103.6 million and $96.5 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the third quarter of 2025 and 2024, $29.0 million and $27.8 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2025 Form 10-Q	32	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	2,414.4	2,363.1	51.3
Small commercial and industrial	2,404.2	2,357.4	46.8
Large commercial and industrial	1,799.7	1,763.5	36.2
Other	20.6	21.8	(1.2)
Total retail	6,638.9	6,505.8	133.1
Wholesale	160.4	143.0	17.4
Resale	1,344.4	1,315.8	28.6
Total sales in MWh	8,143.7	7,964.6	179.1

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	20.8	20.7	0.1
Commercial and industrial	15.9	14.6	1.3
Total retail	36.7	35.3	1.4
Transportation	49.2	48.3	0.9
Total sales in therms	85.9	83.6	2.3

	Three Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (88 Normal)	68	28	142.9%
Cooling (525 Normal)	574	600	(4.3)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

09/30/2025 Form 10-Q	33	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Electric revenues	$1,148.5	$1,030.8	$117.7
Natural gas revenues	53.4	48.5	4.9
Operating revenues	1,201.9	1,079.3	122.6

Operating expenses
Fuel and purchased power	(378.4)	(336.6)	(41.8)
Cost of natural gas sold	(22.8)	(17.3)	(5.5)
Other operation and maintenance (1)	(197.2)	(184.4)	(12.8)
Depreciation and amortization	(160.4)	(145.5)	(14.9)
Property and revenue taxes	(29.7)	(17.0)	(12.7)
Gross margin (GAAP)	413.4	378.5	34.9

Other operation and maintenance (1)	197.2	184.4	12.8
Depreciation and amortization	160.4	145.5	14.9
Property and revenue taxes	29.7	17.0	12.7
Utility margin (non-GAAP)	$800.7	$725.4	$75.3

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

Gross margin (GAAP) at the utility segment increased $34.9 million during the third quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $75.3 million during the third quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $66.6 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 24, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate order.

•A $7.8 million increase in margins related to higher sales volumes, including the impact of weather during the third quarter of 2025, compared with the same quarter in 2024.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $14.9 million increase in depreciation and amortization expense;

•A $12.7 million increase in property and revenues taxes;

•A $5.1 million increase in transmission expense;

•A $4.6 million increase in electric and natural gas distribution expenses; and

•A $2.8 million increase in other operating and maintenance related to our power plants.

09/30/2025 Form 10-Q	34	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $57.2 million during the third quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $14.9 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $12.7 million increase in property and revenue taxes during the third quarter of 2025, compared with the same quarter in 2024, driven by a favorable 2024 adjustment related to a sales tax audit.

•A $10.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $5.1 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $4.6 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the third quarter of 2025, compared with the same quarter in 2024.

•A $3.8 million increase in benefits expenses, driven by higher compensation costs.

•A $2.8 million increase in other operating and maintenance related to our power plants, partially driven by renewable generation facilities placed in service during 2025 and the fourth quarter of 2024.

Other Income, Net

Other income, net at the utility segment decreased $4.0 million during the third quarter of 2025, compared with the same quarter in 2024, driven by a $10.9 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate order, in 2025, we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During the third quarter of 2025, we amortized $5.2 million of the previously deferred non-service costs as we are now collecting these costs in rates. See Note 16, Employee Benefits, for more information on our benefit costs. This decrease in other income, net was partially offset by a $7.1 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment decreased $2.0 million during the third quarter of 2025, compared with the same quarter in 2024, driven by higher AFUDC-Debt due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. These decreases were partially offset by the impact of our long-term debt issuance in September 2024.

Income Tax Expense

Income tax expense at the utility segment decreased $11.6 million during the third quarter of 2025, compared with the same quarter in 2024. This decrease was driven by:

•A $6.2 million increase in the benefit from the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025;

•A $4.7 million increase in PTCs; and

•A $2.9 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

Partially offsetting these decreases in income tax expense was higher pre-tax income.

09/30/2025 Form 10-Q	35	Wisconsin Electric Power Company

NINE MONTHS ENDED SEPTEMBER 30, 2025

Earnings

Our earnings for the nine months ended September 30, 2025 were $511.7 million, compared to $388.7 million for the same period in 2024. See below for information on the $123.0 million increase in earnings.

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

09/30/2025 Form 10-Q	36	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the nine months ended September 30, 2025, with the same period in 2024, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$3,391.8	$3,020.1	$371.7

Operating expenses
Cost of sales (1)	1,127.1	986.0	(141.1)
Other operation and maintenance	773.1	720.6	(52.5)
Depreciation and amortization	467.6	427.1	(40.5)
Property and revenue taxes	90.2	77.1	(13.1)
Operating income	933.8	809.3	124.5

Other income, net	38.6	52.0	(13.4)
Interest expense	367.3	364.5	(2.8)
Income before income taxes	605.1	496.8	108.3

Income tax expense	92.5	107.2	14.7
Preferred stock dividend requirements	0.9	0.9	—
Net income attributed to common shareholder	$511.7	$388.7	$123.0

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$297.2	$277.8	$(19.4)
Transmission (1)	283.4	268.3	(15.1)
Regulatory amortizations and other pass through expenses (2)	98.9	75.9	(23.0)
We Power (3)	97.0	99.2	2.2
Earnings sharing mechanism	(3.4)	(0.6)	2.8
Total other operation and maintenance	$773.1	$720.6	$(52.5)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2025 and 2024, $303.5 million and $276.5 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2025 and 2024, $88.9 million and $86.7 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2025 Form 10-Q	37	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	6,202.0	6,047.4	154.6
Small commercial and industrial	6,676.7	6,569.9	106.8
Large commercial and industrial	4,962.1	4,925.0	37.1
Other	68.0	72.7	(4.7)
Total retail	17,908.8	17,615.0	293.8
Wholesale	513.3	432.4	80.9
Resale	3,672.3	3,734.1	(61.8)
Total sales in MWh	22,094.4	21,781.5	312.9

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	259.8	219.0	40.8
Commercial and industrial	152.8	127.6	25.2
Total retail	412.6	346.6	66.0
Transportation	190.7	179.6	11.1
Total sales in therms	603.3	526.2	77.1

	Nine Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (4,176 Normal)	4,364	3,360	29.9%
Cooling (707 Normal)	750	802	(6.5)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

09/30/2025 Form 10-Q	38	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Electric revenues	$3,011.8	$2,716.3	$295.5
Natural gas revenues	380.0	303.8	76.2
Operating revenues	3,391.8	3,020.1	371.7

Operating expenses
Fuel and purchased power	(941.0)	(845.2)	(95.8)
Cost of natural gas sold	(186.1)	(140.8)	(45.3)
Other operation and maintenance (1)	(582.9)	(561.2)	(21.7)
Depreciation and amortization	(467.6)	(427.1)	(40.5)
Property and revenue taxes	(90.2)	(77.1)	(13.1)
Gross margin (GAAP)	1,124.0	968.7	155.3

Other operation and maintenance (1)	582.9	561.2	21.7
Depreciation and amortization	467.6	427.1	40.5
Property and revenue taxes	90.2	77.1	13.1
Utility margin (non-GAAP)	$2,264.7	$2,034.1	$230.6

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

Gross margin (GAAP) at the utility segment increased $155.3 million during the nine months ended September 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $230.6 million during the nine months ended September 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $191.0 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025.

•A $44.3 million increase in margins related to higher retail sales volumes driven by the impact of colder weather during the nine months ended September 30, 2025, compared with the same period in 2024. As measured by heating degree days, the nine months ended September 30, 2025 were 29.9% colder than the same period in 2024.

These increases in margins were partially offset by a $4.6 million decrease in margins driven by higher ash removal and fuel handling costs at certain of our plants.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $40.5 million increase in depreciation and amortization expense;

•A $15.1 million increase in transmission expense;

•A $13.1 million increase in property and revenues taxes; and

•An $8.7 million increase in electric and natural gas distribution expenses.

09/30/2025 Form 10-Q	39	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $106.1 million during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $40.5 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $23.0 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $15.1 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $13.1 million increase in property and revenue taxes during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a favorable 2024 adjustment related to a sales tax audit.

•An $8.7 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $5.1 million increase in benefits expenses, driven by higher compensation costs.

Other Income, Net

Other income, net at the utility segment decreased $13.4 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a $33.6 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate order, in 2025, we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During the nine months ended September 30, 2025, we amortized $15.7 million of the previously deferred non-service costs as we are now collecting these costs in rates. This decrease in other income, net was partially offset by an $18.7 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $2.8 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by the impact of our long-term debt issuances in May and September 2024. This increase was partially offset by higher AFUDC-Debt due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Lower average short-term debt balances and lower average short-term debt interest rates, also partially offset the increase in interest expense.

Income Tax Expense

Income tax expense at the utility segment decreased $14.7 million during the nine months ended September 30, 2025, compared with the same period in 2024. This decrease was driven by:

•A $16.8 million increase in PTCs;

•A $16.4 million increase in the benefit from the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025;

•A $5.7 million increase in the income tax benefits associated with AFUDC-Equity, driven by continued capital investment; and

•A $1.6 million increase in the deferred tax benefits associated with the Tax Legislation. See Note 12, Income Taxes, for more information.

Partially offsetting these decreases in income tax expense was higher pre-tax income.

09/30/2025 Form 10-Q	40	Wisconsin Electric Power Company

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$994.6	$1,004.1	$(9.5)
Investing activities	(1,856.2)	(1,081.8)	(774.4)
Financing activities	867.2	327.2	540.0

Operating Activities

Net cash provided by operating activities decreased $9.5 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a $127.0 million decrease in cash related to higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2025, our payments were higher due to increased transmission costs, electric and natural gas distribution costs, benefit expenses, as well as the timing of payments for accounts payable.

This decrease in net cash provided by operating activities was partially offset by:

•An $87.4 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2025, compared with the same period in 2024. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from the impact of colder weather during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $22.3 million increase in cash from lower cash paid for income taxes driven by lower taxable income and the timing of proceeds received from the sale of PTC's to third parties during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $5.2 million increase in cash driven by lower collateral paid to counterparties during the nine months ended September 30, 2025, compared with the same period in 2024, as well as realized gains on derivative instruments recognized during the nine months ended September 30, 2025, compared with realized losses on derivative instruments recognized during the same period in 2024.

Investing Activities

Net cash used in investing activities increased $774.4 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a $903.1 million increase in cash paid for capital expenditures during the nine months ended September 30, 2025, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•The acquisition of an additional 13.7% ownership interest in West Riverside in May 2024 for $97.9 million. See Note 2, Acquisition, for more information.

•A $26.9 million increase in cash received from ATC during the nine months ended September 30, 2025, compared with the same period in 2024, for the reimbursement of transmission infrastructure upgrades.

09/30/2025 Form 10-Q	41	Wisconsin Electric Power Company

Capital Expenditures

Capital expenditures for the nine months ended September 30 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$1,891.1	$988.0	$903.1

The increase in cash paid for capital expenditures during the nine months ended September 30, 2025, compared with the same period in 2024, was driven by higher payments for renewable energy projects, CTs at OCPP, and for our electric and natural gas distribution systems.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities increased $540.0 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by:

•Equity contributions of $1,085.0 million received from our parent during the nine months ended September 30, 2025, to balance our capital structure. There were no equity contributions received from our parent during the same period in 2024.

•A $217.9 million increase in cash due to lower net repayments of commercial paper during the nine months ended September 30, 2025, compared with the same period in 2024.

These increases in cash were partially offset by:

•A $447.8 million decrease in cash due to lower issuances of long-term debt during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $250.1 million decrease in cash due to higher retirements of long-term debt during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $60.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2025, compared with the same period in 2024, to balance our capital structure.

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

09/30/2025 Form 10-Q	42	Wisconsin Electric Power Company

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

(in millions)
2025	$2,775.5	(1)
2026	3,212.1
2027	4,670.5
Total	$10,658.1

(1)This includes actual capital expenditures incurred through September 30, 2025, as well as estimated capital expenditures for the remainder of the year.

We continue to upgrade our electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

09/30/2025 Form 10-Q	43	Wisconsin Electric Power Company

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of our share of projects that are proposed, currently underway, or recently completed.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs	Date of Expected Commercial Operation
Paris Solar-Battery Park	75%	Solar/Battery	150 MW/82 MW	$443 million	December 2024 Solar June 2025 Battery (2)
Darien Solar-Battery Park	75%	Solar/Battery	188 MW/56 MW	$467 million	March 2025 Solar (2) 2026 Battery
Koshkonong Solar Park	75%	Solar/Battery	225 MW/124 MW	$775 million	2026 Solar 2027 Battery
Badger Hollow Wind Energy Generation Facility (1)	80%	Wind	89 MW	$284 million	2027
High Noon	75%	Solar/Battery	225 MW/124 MW	$736 million	2027
OCPP	100%	LNG (2 Bcf)	N/A	$456 million	2027
Paris RICE Generation	100%	RICE	128 MW	$300 million	2027
Rochester Lateral	100%	Gas Lateral	N/A	$200 million	2027
Ursa Solar Electric Generation Facility (1)	80%	Solar	160 MW	$361 million	2027
Whitetail Energy Generation Facility (1)	80%	Wind	53 MW	$178 million	2027
OCPP	100%	CTs	1,100 MW	$1.2 billion	2027-2028
Dawn Harvest Solar Energy Center (1)	80% Solar 100% Battery	Solar/Battery	120 MW/50 MW	$375 million	2028
ERGS Fuel Flexibility (1)	83.34%	Add Gas Capability	N/A	$132 million	2028
Fox Solar (1)	90%	Solar	90 MW	$238 million	2028
Good Oak Solar Generation Facility (1)	80%	Solar	78 MW	$172 million	2028
Gristmill Solar Generation Facility (1)	80%	Solar	53 MW	$116 million	2028
PWGS Turbine Upgrade (1)	100%	Combined Cycle Gas Turbine	100 MW	$227 million	2028
Saratoga Solar Electric Generation and BESS Facility (1)	80%	Solar/Battery	120 MW/40 MW	$361 million	2028
Sinissippi Solar (1)	100%	Solar	100 MW	$277 million	2028
Superior Solar (1)	90%	Solar	135 MW	$354 million	2028
Whitewater Solar Electric Generation Facility (1)	50%	Solar	90 MW	$206 million	2028
Akron Solar (1)	90%	Solar	180 MW	$461 million	2029
Dawn Break Solar and BESS Facility (1)	90%	Solar/Battery	162 MW/162 MW	$697 million	2029
Emerald Bluffs Solar (1)	90%	Solar	203 MW	$510 million	2029

(1)    Pending approval by the PSCW.

(2)    Commercial operation achieved for Paris Solar-Battery Park and Darien Solar Park.

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

09/30/2025 Form 10-Q	44	Wisconsin Electric Power Company

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2025.

Common Stock Dividends

During the nine months ended September 30, 2025, we paid common stock dividends of $240.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2025.

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

Although not the case as of September 30, 2025, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving

09/30/2025 Form 10-Q	45	Wisconsin Electric Power Company

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at September 30, 2025, we could have been required to post $106 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2025 Form 10-Q	46	Wisconsin Electric Power Company

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

In 2025, the Department of Homeland Security announced the addition of more Chinese businesses to the UFLPA, including several solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

Starting on June 6, 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs required on products imported from China.

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation. In April 2025, the DOC reached final affirmative determinations, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the US. Affirmative findings in these investigations could cause further strain on the solar panel industry. We are monitoring the status of these petitions.

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

Under the IRA transferability option, WEC Energy Group entered into agreements in October 2024, April 2025, and September 2025 to sell the majority of the PTCs and ITCs we generated, or expect to generate, in 2025 and 2026, respectively, to third parties. In May

09/30/2025 Form 10-Q	47	Wisconsin Electric Power Company

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

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the U.S. Treasury Department released IRS Notice 2025-42, implementing new beginning of construction safe harbor rules that became effective September 2, 2025. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning of construction rules.

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

09/30/2025 Form 10-Q	48	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2025 Form 10-Q	49	Wisconsin Electric Power Company

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

Risks Related to the Operations of Our Business

We face risks related to providing service to our large-scale customers, including potential customers under our proposed VLC and Bespoke Resources Tariffs, which could impact our business, results of operations, and financial condition.

We are engaged in discussions with a small number of customers to provide power to large-scale data centers being constructed to support AI and other technology capabilities. Because of the significant demand and energy needs associated with these facilities, extending service to these facilities requires investment in incremental electric infrastructure. Subject to pending regulatory approvals from the PSCW, we are planning to make significant infrastructure investments in new solar and battery projects, natural gas power plants, and other generation and distribution assets to power and serve these large-scale data centers and other projects. Our transmission provider, ATC, is also planning to make significant investments in additional transmission infrastructure to serve the increased customer load.

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. Under these proposed inter-connected tariffs, VLCs directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and transmission costs allocated to their usage. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or other business customers. We are incurring significant engineering, design, and equipment costs in advance of receiving approval of the tariffs as well as necessary regulatory and other approvals for the needed generation, distribution, and transmission projects. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have already been recorded as an asset, an impairment loss may need to be recorded. We may not be allowed to recover these penalties, other costs incurred, or impairment losses in customer rates, which could have a material adverse effect on our results of operations. We require VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse us for all costs associated with projects requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is also required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project. Despite these risk mitigating efforts, we may still experience significant losses or delayed recovery of these costs. In addition, the ability to obtain regulatory approval of one or more projects and/or the VLC and Bespoke Resources Tariffs may affect our ability to recover costs with acceptable conditions for these large-scale customers.

The ability to complete large capital projects is dependent upon a number of factors, including the ability to obtain financing of such projects on satisfactory terms and conditions, secure regulatory permits, secure sufficient land for the siting of power generation facilities, obtain necessary interconnection or transmission service in MISO, garner public support for these projects, and the ability of suppliers and contractors to fulfill their obligations under contracts. Successful completion of these projects may be further influenced by changes in law or regulation, such as environmental compliance requirements, trade and tariff issues, including those associated with imported solar panels, as well as supply chain delays or disruptions, workforce challenges, and other events beyond our control. If these projects are significantly delayed or become subject to cost overruns or cancellation due to these or other

09/30/2025 Form 10-Q	50	Wisconsin Electric Power Company

factors, we could incur additional costs and termination payments or face increased risk of potential write-offs of our investments in these projects. The occurrence of any of these events may materially affect the schedule, cost, and performance of these projects.

This concentration of business with a small number of customers in an industry based on emerging technologies, including AI and machine learning, presents several risks. We cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted and successful as business models. Changes in industry practice or advances in these technologies could reduce the demand for electricity to power data centers. Additionally, these customers may experience business downturn, which may cause the loss of these customers or may weaken their financial condition, including their creditworthiness. Similarly, customers may reduce their investment in these new technologies or abandon them entirely.

Any of these situations may result in the early termination or non-renewal of these customers’ electric service agreements or renewal on terms less favorable to us. Electric service agreements with these customers include provisions for early termination payments, but they may not fully protect against all risks. While the assets constructed to serve these customers may otherwise be useful in our utility operations, there is a risk that we may not be able to fully recover our investment in or a return on those assets.

Our business, results of operations, and financial condition could be materially adversely affected as a result of any or all of these factors.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2025 Form 10-Q	51	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 23 of Wisconsin Electric Power Company, effective as of September 18, 2025, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric Power Company's Form 8-K filed September 18, 2025.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2025 Form 10-Q	52	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	October 31, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2025 Form 10-Q	53	Wisconsin Electric Power Company