Form 10-K
period 2025-12-31
WISCONSIN ELECTRIC POWER CO
filed 2026-02-20
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☒    No ☐

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

Yes ☐    No ☒

As of June 30, 2025 (and currently), all of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.
None.

Number of shares outstanding of each class of common stock, as of
January 31, 2026

Common Stock, $10 par value, 33,289,327 shares outstanding

Documents incorporated by reference:

Portions of Wisconsin Electric Power Company's Definitive Information Statement on Schedule 14C for its Annual Meeting of Shareholders, to be held on April 30, 2026, are incorporated by reference into Part III hereof.

WISCONSIN ELECTRIC POWER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

2025 Form 10-K	i	Wisconsin Electric Power Company

2025 Form 10-K	ii	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS
The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
Act 141	2005 Wisconsin Act 141
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
SO2	Sulfur Dioxide
ZLD	Zero Liquid Discharge

2025 Form 10-K	iii	Wisconsin Electric Power Company

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
GW	Gigawatt
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
AIA	Affiliated Interest Agreement
AOC	Audit and Oversight Committee of the Board of Directors of WEC Energy Group, Inc.
ARR	Auction Revenue Right
Badger Hollow II	Badger Hollow Solar Park II
BESS	Battery Energy Storage System
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
CSIRT	Cybersecurity Incident Response Team
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DER	Distributed Energy Resource
Enterprise Security Director	Director of Enterprise Security & Compliance
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
ERSC	Enterprise Risk Steering Committee
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
OMB	Office of Management and Budget
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant

2025 Form 10-K	iv	Wisconsin Electric Power Company

PPA	Power Purchase Agreement
PTC	Production Tax Credit
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
Rothschild	Rothschild Biomass Cogeneration Plant
RTO	Regional Transmission Organization
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SSR	System Support Resource
Supreme Court	United States Supreme Court
UFLPA	Uyghur Forced Labor Prevention Act
VAPP	Valley Power Plant
VLC	Very Large Customer
West Riverside	West Riverside Energy Center
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company

2025 Form 10-K	v	Wisconsin Electric Power Company

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, changes in economic conditions, including continued economic growth, customer growth and declines, including our ability to develop and/or acquire new generation to meet demand from data centers and other large customers and uncertainty regarding the projected demand from these customers, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, changes to address energy affordability concerns, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

•Federal, state, and local legislative and regulatory changes relating to the environment, including changing environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders;

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

2025 Form 10-K	1	Wisconsin Electric Power Company

•Risks related to providing service to our data center and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, lower than anticipated need for electricity by these customers, failure to garner public support, or new legislation or regulation impacting large-scale customer cost allocation;

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

•Factors affecting the achievement of WEC Energy Group's CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and the ability to execute the WEC Energy Group capital plan;

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from increasing tensions between the United States and other countries or from other new, protracted or escalating regional or international conflicts;

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

•Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including data center and other large-scale customers, participants in the energy trading markets and fuel suppliers and transporters;

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

2025 Form 10-K	2	Wisconsin Electric Power Company

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

2025 Form 10-K	3	Wisconsin Electric Power Company

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2025, 2024, and 2023, see Note 1(d), Operating Revenues, and Note 5, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers. In 2025, retail revenues accounted for 92.6% of total electric operating revenues, wholesale revenues accounted for 1.2% of total electric operating revenues, and resale revenues accounted for 5.3% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income Attributed to Common Shareholder for information on MWh sales by customer class.

We are authorized to provide retail electric service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities.

We provide wholesale electric service to various customers, including electric cooperatives, municipal joint action agencies, other investor-owned utilities, municipal utilities, and energy marketers.

The majority of our sales for resale are conducted within an energy market operated by MISO at market rates based on the availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

2025 Form 10-K	4	Wisconsin Electric Power Company

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

Electric Sales Forecast

Our service territory experienced higher weather-normalized retail electric sales in 2025, compared with 2024, due to higher sales to commercial and industrial customers. We currently forecast retail electric sales volumes to increase 2.3% for 2026, compared with 2025, assuming normal weather. Excluding the very large data center customers, we currently forecast sales volumes to decrease slightly in 2026, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2025	2024	2023
Electric customers – end of year
Residential	1,061.1	1,052.2	1,044.9
Small commercial and industrial	121.3	120.6	119.3
Large commercial and industrial	0.6	0.6	0.6
Wholesale and other	1.7	1.6	1.6
Total electric customers – end of year	1,184.7	1,175.0	1,166.4

Steam customers – end of year	0.4	0.4	0.4

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, governmental, real estate, health services, and food manufacturing.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from a diverse generation portfolio that balances a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from generation that we own or lease from We Power. We supplement our internally generated power supply with long-term PPAs, including the Point Beach PPA discussed under the heading "Power Purchase Commitments," and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. On a real time basis, the MISO Energy Market continuously evaluates system load requirements and dispatches the lowest-cost generation resources, while respecting any limitations on the transmission system.

2025 Form 10-K	5	Wisconsin Electric Power Company

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2026:

	Estimate (1)	Actual
	2026	2025	2024	2023
Company-owned or leased generation units:
Coal	28.0%	27.8%	28.9%	30.6%
Natural gas:
Combined cycle	27.0%	24.3%	25.6%	28.4%
Steam turbine	0.7%	1.2%	1.5%	1.2%
Natural gas/oil peaking units	5.2%	7.2%	6.7%	3.5%
Renewables (2)	8.1%	7.6%	5.1%	4.0%
Total company-owned or leased generation units	69.0%	68.1%	67.8%	67.7%
Power purchase contracts:
Nuclear	28.7%	30.1%	30.6%	30.0%
Renewables (3)	0.6%	0.7%	0.7%	0.8%
Other	0.1%	—%	—%	0.2%
Total power purchase contracts	29.4%	30.8%	31.3%	31.0%
Purchased power from MISO	1.6%	1.1%	0.9%	1.3%
Total purchased power	31.0%	31.9%	32.2%	32.3%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2025 NYMEX.

(2)    Includes hydroelectric, biomass, solar, BESS, and wind generation.

(3)    Includes hydroelectric, wind, and customer-owned renewable generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources. We own or lease 5,462 MWs of generation capacity, including wholly owned and jointly owned facilities. Our generation facilities include natural gas-fired plants, coal-fired plants, renewable generation, and BESSs. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

We are engaged in discussions with a small number of customers to provide power to large-scale data centers being constructed in our service territories. We anticipate electric demand growth in the years ahead from these VLCs. Subject to pending regulatory approvals from the PSCW as discussed below, we are planning to make significant infrastructure investments in new natural gas-fired plants, wind, solar and battery projects, and other generation and distribution assets to power and serve these large-scale data centers and other projects. We are working closely with the new data center customers to provide bespoke resources, which are generation resources assigned to the VLCs that match their growing demand in order to minimize the impact on our other retail customers.

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

Supporting Economic Growth Within Our Communities

WEC Energy Group's capital plan reflects the planned retirement of older, fossil-fueled generation, which we expect to replace with natural gas-fired generation and zero-carbon-emitting renewables. These retirements are intended to address compliance with EPA regulations established under the CAA, as well as contribute to meeting WEC Energy Group's and our goal to reduce CO2 emissions

2025 Form 10-K	6	Wisconsin Electric Power Company

from electric generation. When taken together, the retirements and new investments in natural gas generation and renewables discussed in more detail below should better balance WEC Energy Group's supply with its demand, while helping to address compliance and maintaining reliable, affordable energy for our customers. As described in the preceding section, we are planning to make significant investments in generation and distribution assets for the future demands of VLCs.

Environmental Goal

WEC Energy Group's long-term goal is to achieve net carbon neutral electric generation by the end of 2050. WEC Energy Group expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032. As of the end of 2025, WEC Energy Group's electric generation fleet has achieved a 53% reduction in carbon emissions from the 2005 baseline.

As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units. Additionally, WEC Energy Group has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the 2024 retirement of OCPP Units 5 and 6, the 2019 retirement of the PIPP, and the 2018 retirement of the Pleasant Prairie power plant. See Note 7, Regulatory Assets and Liabilities, for more information related to certain of these power plant retirements. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 8, Property, Plant, and Equipment, for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on WEC Energy Group's capital plan.

Also see Item 1A. Risk Factors - Risks Related to Legislation and Regulation - Our operations, capital expenditures, and financial results may be affected by the impact of GHG legislation, regulation, and our emission reduction goal.

Renewable Generation

We meet a portion of our electric generation supply with various renewable energy resources, including wind, solar, hydroelectric, and biomass. This helps us work towards our goal of reducing carbon emissions while also maintaining compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

Wind

We continue to invest in and upgrade our wind-powered generation systems to enhance reliability. We have received approval from the PSCW to acquire and construct 142 MWs of additional wind-powered generation. We will jointly own these generation facilities with WPS and an unaffiliated entity. See Note 9, Jointly-Owned Utility Facilities, for more information.

Solar and Battery Storage

In June 2025, the construction of the battery portion of Paris located in Kenosha County, Wisconsin was completed, and the facility became commercially operational. The solar portion of Paris was commercially operational in December 2024. Paris is owned by us, WPS, and an unaffiliated entity. We own 150 MWs of solar generation and 83 MWs of battery storage associated with this project.

In March 2025, the construction of the solar portion of Darien located in Rock and Walworth counties, Wisconsin was completed, and the facility became commercially operational. Darien is owned by us, WPS, and an unaffiliated entity. We own 188 MWs of solar generation and expect to own 57 MWs of battery storage associated with this project, with construction expected to be completed in 2027.

As part of our commitment to invest in additional zero-carbon generation, we have received approval from the PSCW to acquire and construct 730 MWs of additional solar-powered generation and 345 MWs of battery storage. See Note 9, Jointly-Owned Utility Facilities, for more information.

2025 Form 10-K	7	Wisconsin Electric Power Company

We have also filed requests with the PSCW to acquire and construct 1,212 MWs of solar-powered generation and 212 MWs of battery storage.

Thermal Generation

As part of our commitment to invest in additional thermal generation, we have received approval from the PSCW to acquire and construct 1,228 MWs of additional natural gas-fired generation.

We have also filed requests with the PSCW to acquire and construct 1,660 MWs of additional natural gas-fired generation. Some of the generation projects pending approval are for bespoke resources to serve VLCs. See Note 24, Regulatory Environment, for more information on bespoke resources and the proposed VLC tariff.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2025 through May 31, 2026 are as follows: 15.7% summer (June – August); 25.3% fall (September – November); 38.6% winter (December – February); and 38.8% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2025	2024	2023
Coal	$28.15	$25.12	$25.68
Natural gas combined cycle	25.60	20.41	29.47
Natural gas/oil peaking units	65.39	44.76	68.56
Biomass	79.32	81.33	87.73
Purchased power	69.64	65.20	61.78

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

2025 Form 10-K	8	Wisconsin Electric Power Company

Coal Supply

We diversify the coal supply for our leased, owned, and jointly owned electric generating facilities by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2026, 54% of our projected coal requirements of 5.1 million tons are contracted under fixed-price contracts. See Note 22, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows:

(in thousands)	Annual Tonnage
2026	2,750
2027	575
2028	—

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

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consists of 1,033 MWs per year for 2026 through 2030 related to a long-term PPA for electricity generated by Point Beach. If necessary, we purchase planning capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW and MISO.

Seasonality

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2025, our generating plants performed as expected during the most demanding periods of the year, and all power purchase commitments under firm contract were received. During this period, we did not make any public appeals for conservation, and we did not interrupt or curtail service to non-firm customers who participate in load management programs. We did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating our peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

2025 Form 10-K	9	Wisconsin Electric Power Company

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

We provide service to residential and commercial and industrial customers. In addition, we offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, restaurants, governmental, food manufacturing, and metals manufacturing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Utility Segment Contribution to Net Income Attributed to Common Shareholder for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2025, 2024, and 2023, see Note 1(d), Operating Revenues, and Note 5, Operating Revenues.

Natural Gas Sales Forecast

Our service territory experienced lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2025 as compared to 2024. We currently forecast retail natural gas delivery volumes to decrease slightly in 2026, as compared to 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2025	2024	2023
Customers – end of year
Residential	476.6	472.0	468.9
Commercial and industrial	41.9	41.6	41.3
Transportation	1.0	1.0	1.0
Total customers	519.5	514.6	511.2

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

2025 Form 10-K	10	Wisconsin Electric Power Company

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our forecasted design peak-day throughput is 12.4 million therms for the 2025 through 2026 heating season. Our peak daily send-out during 2025 was 7.3 million therms on January 21, 2025. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRM. For information on our GCRM, see Note 1(d), Operating Revenues.

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. We have an LNG facility, which provides approximately one Bcf of natural gas supply. The PSCW approved our request to construct an additional LNG facility with a storage capacity of two Bcf. The construction of additional LNG facilities in Wisconsin has been proposed as part of WEC Energy Group's 2026-2030 capital plan, which includes us. The facilities would provide another approximately four Bcf of natural gas supply (of which our portion is expected to be approximately two Bcf). The use of LNG allows us to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

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

Competition

We face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Electrification initiatives or mandates are being considered or proposed by certain states and municipalities near our service territory. In addition, all of our customers have the opportunity to choose a natural gas supplier other than us. We offer natural gas transportation services for customers that elect to purchase natural gas directly from a third-party supplier. We continue to earn distribution revenues from these transportation customers for their use of our distribution system to transport natural gas to their facilities. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs.

For more information on competition in our service territory, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

2025 Form 10-K	11	Wisconsin Electric Power Company

Methane Emission Reductions

We plan to achieve methane emission reductions through continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility system. The RNG supplied will directly replace higher emission methane from natural gas that would have entered our pipes.

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

Rates

Our retail electric, natural gas, and steam rates are regulated by the PSCW, and the FERC regulates our wholesale electric rates. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2025		2024		2023
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$3,682.0	93.6%	$3,345.0	94.6%	$3,338.6	94.0%
FERC – Wholesale	253.4	6.4%	191.2	5.4%	214.9	6.0%
Total	3,935.4	100.0%	3,536.2	100.0%	3,553.5	100.0%

Natural Gas – Wisconsin	558.2	100.0%	443.7	100.0%	491.5	100.0%
Total utility operating revenues	$4,493.6		$3,979.9		$4,045.0

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

Historically, retail rates approved by the PSCW have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. We are subject to an earnings sharing mechanism in which a portion of our earnings are required to be refunded to customers if we earn above our authorized ROE. See Note 24, Regulatory Environment, for more information on our earnings sharing mechanism. The table below reflects our approved ROE and capital structure during 2025.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
Electric, natural gas, and steam (1)	PSCW	9.80%	53.0%

(1)    As currently proposed, the ROE for VLCs will range from 10.48% to 10.98%, as agreed upon with the customer, and the average common equity ratio will be 57.0%. See Note 24, Regulatory Environment, for more information.

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

2025 Form 10-K	12	Wisconsin Electric Power Company

Our natural gas utility operates under a GCRM as approved by the PSCW. Generally, the GCRM allows for a dollar-for-dollar recovery of prudently incurred natural gas costs.

See Note 1(d), Operating Revenues, for more information on the significant mechanisms we had in place during 2025 that allowed us to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2025, through May 31, 2026. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our load resides, along with the MISO North region as a whole, has sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2025 and May 31, 2026.

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

We are subject to Act 141 in Wisconsin which contains certain minimum requirements for renewable energy generation.

2025 Form 10-K	13	Wisconsin Electric Power Company

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

2025 Form 10-K	14	Wisconsin Electric Power Company

Workforce

As of December 31, 2025, we had 2,565 employees, including 1,963 that are represented under union agreements. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

Engagement

We are committed to ensuring a fair workplace and an engaged workforce. Our commitment is a core strategic competency and an integral part of our culture, with longstanding programs for individual development, reinforcement of core values, and a recruitment strategy that is focused on building a deep talent pipeline to support our business needs. During 2025, we demonstrated this commitment through training and development of employees at all levels of the organization, our comprehensive merit review and succession planning processes, and a range of community partnerships. In addition, WEC Energy Group has a number of initiatives that promote workforce contributions and participation and ensure its companies, including us, are attractive employers for persons of all backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and education and training for all employees in order to develop and support inclusive teams. We are committed to a workplace free from bias and harassment. We also support external leadership and educational programs that support, train, and promote individuals in the communities we serve.

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

2025 Form 10-K	15	Wisconsin Electric Power Company

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

Risks Related to Legislation and Regulation

Our business is significantly impacted by governmental legislation, regulation, and oversight.

We are subject to significant state, local, and federal governmental legislation and regulations, including regulations by the PSCW and the FERC. Legislation and regulation significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement WEC Energy Group's corporate strategy, and cause us to incur substantial compliance and other costs. Changes in legislation or regulations, their interpretation, or the imposition of new legislation or regulations could also significantly impact our business operations. Many aspects of our operations are impacted by government legislation and regulations, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; our authorized rate of return; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of debt securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, the outcome of which can be influenced by the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; and changes in the political, regulatory, or legislative environments. There is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is subject to review and approval by our regulators. If recovery is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

Changes in the local and national political, regulatory, and economic environment, including significant attention on energy affordability concerns, have had, and may in the future have, an adverse effect on regulatory decisions, which could impair our ability to recover costs historically collected from customers. These decisions, which may come from any level of government, may cause us to cancel or delay current or planned projects, to reduce or delay other planned capital expenditures, or to pay for investments or otherwise incur costs that we may not be able to recover through rates or otherwise.

We believe we have obtained the necessary permits, approvals, authorizations, certificates, and licenses for our existing operations, have complied in all material respects with all of their associated terms, and that our business is conducted in accordance with applicable laws. These permits, approvals, authorizations, certificates, and licenses may be revoked or modified by the agencies that granted them if facts develop that differ significantly from the facts assumed when they were issued. In addition, permits and other approvals and licenses are often granted for a term that is less than the expected life of the associated facility and may require periodic renewal, which may result in additional requirements being imposed by the granting agency. In addition, existing regulations may be revised or reinterpreted by federal, state, and local agencies, or these agencies may adopt new laws and regulations that apply to us. We cannot predict the impact on our business and operating results of any such actions by these agencies.

If we are unable to recover regulatory compliance costs or other associated costs in customer rates in a timely manner, or if we are unable to obtain, renew, or comply with governmental permits, approvals, authorizations, certificates, or licenses, our results of operations and financial condition could be materially and adversely affected.

2025 Form 10-K	16	Wisconsin Electric Power Company

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, NOx, ozone and other pollutants), protection of natural resources, water quality, wastewater discharges, management of hazardous and toxic substances and solid wastes and soils, and climate change. Many of these rules are now the subject of a large deregulatory effort by the EPA and have resulted, and are expected to continue to result in, the adoption of new federal, state, and/or local level laws and regulations. Any EPA actions will require formal rulemaking proceedings and are likely to be subject to legal challenges. In addition, at the end of 2025, the President issued executive orders directing the DOE to issue orders keeping certain coal plants running for grid reliability despite utilities' plans to retire them. Future orders impacting our planned retirements of coal plants could impact our ability to execute on our capital plan and to meet our environmental goal. We continue to monitor the evolving regulatory landscape and standards for impacts on our business operations and financial condition.

Certain of our service territory is located in areas that, in December 2024, were determined to be in "serious" nonattainment status under the EPA's ozone standard. In February 2025, the State of Wisconsin filed a petition for review of this classification in the U.S. Court of Appeals for the Seventh Circuit. Wisconsin subsequently moved for a stay of the reclassification, which was granted in September 2025, pending the Court’s review. As a result, southeast Wisconsin has returned to "moderate" status while the underlying lawsuit proceeds. A nonattainment status of "serious" could affect future permitting activities for our facilities, including additional costs associated with more strenuous emission control requirements or the need to purchase emission reduction credits. In addition, economic growth in these areas may be constrained by the inability to obtain the required permits, limiting investment and expansion over the coming years, impacting our ability to execute on our capital plan.

We incur significant capital costs and expend operating resources to comply with environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels and our ability to continue operating certain generating units. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the cost of compliance, and to explore different compliance alternatives with these and other environmental regulations. The cost of compliance with these regulations, and other factors, has resulted in certain of our coal-fired electric generating facilities being retired or converted to an alternative type of fuel, and may impact the future operations of our existing fossil-fueled generation.

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

2025 Form 10-K	17	Wisconsin Electric Power Company

contribute to reduced demand for electricity and natural gas, which could adversely affect our results of operations, cash flows, and financial condition.

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and our emission reduction goal.

There has been significant attention to issues concerning climate change as well as activism from certain stakeholders, including institutional investors and other sources of financing, to accelerate the transition to limit GHG emissions. Although the EPA is pursuing a large deregulatory effort of GHG laws and regulations, significant laws and regulations restricting emissions of GHGs continue to impact our current and planned operations. Costs associated with such legislation, regulation, and our emission reduction goal could be significant within our electric and natural gas operations. New or additional restrictive GHG legislation or regulations may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover compliance costs of these and other federal and state regulations, or that cost recovery will not be delayed or otherwise conditioned. GHG legislation, regulation, or the emission reduction goal, as well as changes in the fuel markets and advances in technology could make electric generating units uneconomic to maintain, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could cause us to retire and replace units earlier than planned under the WEC Energy Group capital plan, which could lead to a possible loss on abandonment and reduced revenues.

In a movement toward electrification, certain states and municipalities near our service territory have passed legislation or are considering ordinances banning natural gas used in new construction in order to limit GHG emissions. There have also been efforts to restrict residential natural gas-fired appliances. Future actions like these to regulate GHG emissions in our service territories could increase the price of natural gas resulting in reduced demand for, and revenues from, natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery system, and adversely affect our ability to operate our natural gas facilities. The adoption of electrification initiatives and/or mandates could also result in an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon-intensive technologies may not be fully realized.

WEC Energy Group has set a goal for its generation fleet, which includes us, to be net carbon neutral by the end of 2050. WEC Energy Group expects to be in a position to eliminate coal as an energy source by the end of 2032. In addition, we continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. The ability to achieve this goal depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility system, the ability to procure renewable thermal credits, legislative and regulatory support for renewable generation, the ability to maintain reliability with demand growth, and the ability of WEC Energy Group to execute its capital plan.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates under new beginning of construction rules. Solar and wind tax incentives can be denied for energy projects that use equipment beyond statutory guidelines from prohibited foreign entities or for taxpayers that exceed certain thresholds of equity or debt held by prohibited foreign entities.

Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA and OBBBA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing or limiting the use of solar and wind tax incentives and other tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

We have significantly reduced our federal and state income tax liabilities in the past through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash

2025 Form 10-K	18	Wisconsin Electric Power Company

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. Reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, or the imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, any of which could result in a material adverse impact on our financial condition and results of operations.

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

We are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject us to higher operating costs. Noncompliance with the mandatory reliability standards could result in sanctions, including substantial monetary penalties, or damage to our reputation.

Risks Related to the Operation of Our Business

Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

Public health crises, including epidemics and pandemics, and any related government responses may adversely impact the economy and financial markets and could have a variety of adverse impacts on us, including a decrease in revenues; increased bad debt expense; increases in past due accounts receivable balances; and access to the capital markets at unreasonable terms or rates. These crises and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact WEC Energy Group's ability to implement its corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, or the inability to replace or maintain appropriate staffing. The extent to which future public health crises may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises may have on our business plans and operations, liquidity, financial condition, and results of operations.

Our operations are subject to risks arising from the reliability and safety of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation and transmission, natural gas and electric distribution facilities, and renewable energy facilities. Inherent in electric generation and distribution and natural gas transportation and distribution activities are a variety of hazards and operational risks, including accidents, operator error, and the breakdown or failure of equipment or processes including leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and other environmental risks. Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining

2025 Form 10-K	19	Wisconsin Electric Power Company

equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions.

The location of natural gas pipelines near populated areas could increase the level of damages resulting from these risks. Unplanned outages at our power plants may cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems.

These hazards and operational risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, and impairment of operations. They may also subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Any of these events could lead to substantial financial losses, including increased maintenance costs, and unanticipated capital expenditures, and a reduction of revenues, which could materially and adversely affect our results of operations, financial condition, and cash flows.

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

Our operations are subject to various conditions that can result in fluctuations in energy sales to customers, including fluctuations in customer growth and general economic conditions in our service area, varying weather conditions, and energy conservation efforts.

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
•Weather conditions. Demand for electricity is greater in the summer and winter months when cooling and heating is necessary. Demand for natural gas peaks in the winter heating season. As a result, our overall results may fluctuate on a seasonal basis and could be negatively impacted by milder temperatures during the summer cooling season and winter heating season.
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

As part of our planning process, we estimate the impacts of changes in customer growth and general economic conditions, weather, and customer energy conservation efforts, but risks still remain. Any of these matters, as well as any regulatory delay in adjusting rates as a result of fluctuations in energy demand or the adoption of new technologies, could adversely impact our results of operations and financial condition. In addition, elimination or reduced financial support of programs that provide energy assistance

2025 Form 10-K	20	Wisconsin Electric Power Company

to our customers, including the Low Income Home Energy Assistance Program, could impact the demand for energy and/or adversely impact our liquidity.

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territory. If climate changes occur that result in extreme temperatures in our service territory, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. Our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as storms, including derecho events, with high winds, lightning, and hail, floods, drought, wild fires, tornadoes, snow and ice storms, or abnormal levels of precipitation. An extreme weather event could result in damage to distribution and transmission infrastructure, wind and solar generation facilities, or other operating equipment. This could result in us incurring significant restoration costs and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although we have a regulatory mechanism in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

Extreme weather may also result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs or unanticipated capital expenditures. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

Changes in WEC Energy Group's corporate strategy to combat climate change, including mitigation and adaptation efforts and technology advancement, may materially adversely impact our results of operations and cash flows.

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders.

Our ability to execute WEC Energy Group's corporate strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Efforts to roll back certain environmental rules and social policies and programs may conflict with the expectations of our customers, regulators, or investors, creating additional uncertainty as we look to balance our stakeholders' competing priorities, and could lead to litigation and government investigations. Failure to meet these expectations or to adequately address the risks and external pressures may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition.

Our operations and WEC Energy Group's corporate strategy may be adversely affected by supply chain disruptions, inflation, and tariffs.

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Increased tensions between the United States and other countries, as well as new, protracted, or escalating regional or international conflicts, could result in domestic and global supply chain disruptions that delay the delivery, or result in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement WEC Energy Group's corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Prices of equipment, materials, and other resources have increased and may continue to increase in the future, as a result of supply chain disruptions, inflation, and tariffs. Further governmental actions related to trade policy could exacerbate global supply chain disruptions and/or inflation. Increased costs for labor, materials, and services, as a result of supply chain disruptions, inflation, or

2025 Form 10-K	21	Wisconsin Electric Power Company

tariffs, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our business operations, financial condition, and/or capital plan.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, LNG storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy and natural gas generating facilities as part of the WEC Energy Group capital plan and its goal to be net carbon neutral by the end of 2050. In addition, we continue to invest in technology and the development of software applications to support our business.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government regulations and tariffs, and other factors, could impact the timing of completion of our renewable projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; inflation; tariffs; the impact of public health crises; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

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

We are engaged in discussions with a small number of customers to provide power to large-scale data centers being constructed to support AI and other technology capabilities. Because of the significant demand and energy needs associated with these facilities, extending service to these facilities requires investment in incremental electric infrastructure. Subject to pending regulatory approvals from the PSCW, we have made and will continue to make significant infrastructure investments in new solar and battery projects, natural gas power plants, and other generation and distribution assets to power and serve these large-scale data centers and other projects. Our transmission affiliate, ATC, also has made and will continue to make significant investments in additional transmission infrastructure to serve the increased customer load.

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. Under these proposed inter-connected tariffs, VLCs directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and transmission costs allocated to their usage. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or other business customers. We are incurring significant engineering, design, and equipment costs in advance of receiving approval of the tariffs as well as necessary regulatory and other approvals for the needed generation, distribution, and transmission projects. If any of these projects are canceled for any reason, including due to lower than forecasted demand or for failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have already been recorded as an asset, an impairment loss may need to be recorded. We may not be allowed to recover these penalties, other costs incurred, or impairment losses in customer rates, which could have a material adverse effect on our results of operations. We require VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse us for all costs associated with projects requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is also required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a

2025 Form 10-K	22	Wisconsin Electric Power Company

project. Despite these risk mitigating efforts, we may still experience significant losses or delayed recovery of these costs. In addition, the ability to obtain regulatory approval of one or more projects and/or the VLC and Bespoke Resources Tariffs may affect our ability to recover costs with acceptable conditions for these large-scale customers.

The ability to complete large capital projects is dependent upon a number of factors, including the ability to obtain financing of such projects on satisfactory terms and conditions. Along with the significant capital spend, a portion of the expected earnings growth from these projects will result in an increase in AFUDC as part of CWIP, with recovery of these costs delayed until the capital project is placed in service. As a result of this delay in receiving cash proceeds, we may be required to issue additional debt to support these projects, which could negatively impact our earnings, balance sheet, and/or credit metrics. Other dependent factors include the ability to secure regulatory permits, secure sufficient land for the siting of power generation facilities, obtain necessary interconnection or transmission service in MISO, garner public support for these projects, and the ability of suppliers and contractors to fulfill their obligations under contracts. Successful completion of these projects may be further influenced by changes in law or regulation, such as new legislation or regulation impacting large data center cost allocation or environmental compliance requirements, trade and tariff issues, including those associated with imported solar panels, as well as supply chain delays or disruptions, workforce challenges, and other events beyond our control. If these projects are significantly delayed or become subject to cost overruns or cancellation due to these or other factors, we could incur additional costs and termination payments or face increased risk of potential write-offs of our investments in these projects. The occurrence of any of these events may materially affect the schedule, cost, and performance of these projects.

This concentration of business with a small number of customers in an industry based on emerging technologies, including AI and machine learning, presents several risks. We cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted and successful as business models. Changes in industry practice or advances in these technologies could reduce the demand for electricity to power data centers. Significant capital spend to build out required infrastructure or a downturn in business could cause the loss of these customers or may weaken their financial condition, liquidity and/or creditworthiness, including their ability to satisfy their reimbursement obligations to us. Similarly, customers may reduce their investment in these new technologies or abandon them entirely.

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

2025 Form 10-K	23	Wisconsin Electric Power Company

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

2025 Form 10-K	24	Wisconsin Electric Power Company

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

2025 Form 10-K	25	Wisconsin Electric Power Company

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

Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. An increase in interest rates may adversely affect our results of operations and our ability to earn our approved rate of return. High interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

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
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks;
•War or the threat of war;
•Growth in AFUDC during periods of significant construction; and
•The overall health and view of the utility and financial institution industries.

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

2025 Form 10-K	26	Wisconsin Electric Power Company

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in Wisconsin could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. Increased competition in these markets could have a material adverse financial impact on us.

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC-approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market. These market designs have the potential to increase costs related to transmission, inefficient generation dispatching, participation in the MISO Energy Markets, and estimated payment settlements.

The FERC rules related to transmission are designed to facilitate competition in the wholesale electricity markets among regulated utilities, non-utility generators, wholesale power marketers, and brokers by providing greater flexibility and more choices to

2025 Form 10-K	27	Wisconsin Electric Power Company

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

WEC Energy Group's Board of Directors is responsible for general oversight of the risk environment and associated management policies and practices of WEC Energy Group and its subsidiaries, including us. The WEC Energy Group Board of Directors has delegated to its AOC the responsibility for oversight of our major risk categories and exposures, including with respect to cybersecurity, and management's processes to monitor and control them. The AOC meets regularly throughout the year and receives and reviews various risk management reports about IT/OT cybersecurity, data security, and physical security risks, and discusses these matters with appropriate management and other personnel. WEC Energy Group's CEO (who also serves as our CEO) and its CAO regularly report to the AOC and the WEC Energy Group Board of Directors about cybersecurity matters and risks as well as the adequacy and effectiveness of the cybersecurity risk management program.

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

2025 Form 10-K	28	Wisconsin Electric Power Company

committees for information security, operational technology security, third-party vendor security controls, Sarbanes-Oxley security controls, and North American Electric Reliability Corporation Critical Infrastructure Protection compliance.

WEC Energy Group's CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. WEC Energy Group's CAO has 26 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in WEC Energy Group's IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. The Enterprise Security Director has over 28 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

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

As part of the cybersecurity program, WEC Energy Group has adopted a cybersecurity incident response plan (the “Plan”) designed to identify, evaluate, respond to, and resolve cybersecurity incidents impacting IT/OT systems. Pursuant to the terms of the Plan, WEC Energy Group has established a CSIRT Steering Committee which includes, among others, WEC Energy Group's Chief Financial Officer (who also serves as our Chief Financial Officer), CAO, and the Enterprise Security Director. The CSIRT Steering Committee is responsible for overseeing and implementing the Plan in the event of a cybersecurity threat or incident and provides updates regarding the status of the response to senior management, including WEC Energy Group's CEO, who provides updates and reports regarding cybersecurity incidents to the AOC and/or the WEC Energy Group Board of Directors at regularly scheduled meetings or more frequently, as needed.

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

2025 Form 10-K	29	Wisconsin Electric Power Company

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

Electric Facilities

The following table summarizes information on generating assets we owned or leased from We Power as of December 31, 2025:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
PWGS	Port Washington, WI	Natural Gas	2	1,210
Paris	Union Grove, WI	Natural Gas/Oil	4	360
Concord Generating Station	Watertown, WI	Natural Gas/Oil	4	367
VAPP	Milwaukee, WI	Natural Gas	2	278
Germantown Power Plant	Germantown, WI	Natural Gas/Oil	5	261
West Riverside	Beloit, WI	Natural Gas	1	190	(2)
Whitewater	Whitewater, WI	Natural Gas/Oil	1	117	(2)
Weston	Rothschild, WI	Natural Gas	7	65	(2)
Total natural gas-fired plants			26	2,848
Coal-fired plants
ERGS	Oak Creek, WI	Coal	2	1,083
OCPP	Oak Creek, WI	Coal	2	607	(5)
Total coal-fired plants			4	1,690
Wind facilities
Glacier Hills Wind Park	Cambria, WI	Wind	90	162
Blue Sky Green Field Wind Park	Fond du Lac, WI	Wind	88	145
Montfort Wind Energy Center	Montfort, WI	Wind	20	30
Total wind facilities			198	337
Solar facilities
Darien	Rock and Walworth counties, WI	Solar	65	188	(2)
Paris	Kenosha County, WI	Solar	53	150	(2)
Badger Hollow II	Iowa County, WI	Solar	40	100	(2)
DER Facilities (4 in number)	Wisconsin	Solar	12	30	(6)
Solar Now	Wisconsin	Solar	28	30
Total solar facilities			198	498
Other renewable facilities
Hydro plants (9 in number)	WI and MI	Hydro	30	43	(3)
Rothschild	Rothschild, WI	Biomass	1	46	(4)
Total other renewable facilities			31	89
Total system			457	5,462

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2026 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

2025 Form 10-K	30	Wisconsin Electric Power Company

(2)    We jointly own these facilities with various other affiliated and unaffiliated entities. The capacity indicated for each of these units is equal to our portion of total plant capacity based on our percent of ownership. See Note 9, Jointly-Owned Utility Facilities, for more information.

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

(5)    WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation, which includes the planned retirement of OCPP Units 7-8. See Note 8, Property, Plant, and Equipment, for more information

(6)    DER facilities are distribution system interconnected solar projects that are typically 5-10 MWs each.

As of December 31, 2025, we operated approximately 19,400 miles of overhead distribution lines and approximately 27,000 miles of underground distribution cable, as well as approximately 300 electric distribution substations and approximately 315,200 line transformers.

Battery Energy Storage Systems

We also own 82.5 MWs of BESS at Paris located in Kenosha County, Wisconsin which was completed in June 2025.

Natural Gas Facilities

At December 31, 2025, our natural gas properties were located in three distinct service areas including west and south of the City of Milwaukee, the Appleton area, and areas within Iron and Vilas Counties, Wisconsin, and consisted of the following:

•Approximately 9,700 miles of natural gas distribution mains,
•Approximately 230 miles of natural gas transmission mains,
•Approximately 430,400 natural gas lateral services,
•Approximately 30 natural gas distribution and transmission gate stations,
•A 1.0 Bcf LNG plant located in southern Wisconsin, and
•LNG storage plants with a total send-out capability of 170,000 Dth per day.

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

Steam Facilities

As of December 31, 2025, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

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

2025 Form 10-K	31	Wisconsin Electric Power Company

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Robert M. Garvin. Age 59.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WBS (a centralized service company of WEC Energy Group) – Executive Vice President - External Affairs since January 2019.

William J. Guc. Age 56.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary from January 2020 to December 2024.

Michael W. Hooper. Age 52.
•WEC Energy Group — Executive Vice President and Chief Operating Officer since May 2025.
•WE — President since April 2024. Director since April 2024.
•NiSource, Inc. — Senior Vice President and President, NIPSCO from May 2020 to March 2024. NiSource is a public utility holding company whose operating subsidiaries provide natural gas and electric service to customers across Indiana, Kentucky, Maryland, Ohio, Pennsylvania, and Virginia. NIPSCO is a public natural gas and electric utility company in Indiana.

Margaret C. Kelsey. Age 61.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Scott J. Lauber. Age 60.
•WEC Energy Group — President and Chief Executive Officer since February 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 2022. Director since February 2022.
•WE — Chairman of the Board and Chief Executive Officer since February 2022. President from January 2022 to April 2024. Executive Vice President from June 2020 to December 2021. Director since April 2016.

Xia Liu. Age 56.
•WEC Energy Group — Executive Vice President and Chief Financial Officer since June 2020.
•WE — Executive Vice President and Chief Financial Officer since June 2020. Director since June 2020.

Anthony L. Reese. Age 44.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2025 Form 10-K	32	Wisconsin Electric Power Company

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

Corporate Strategy

We are working to build and sustain long-term value for our customers and WEC Energy Group's shareholders by supporting economic growth in our region while focusing on the fundamentals of our business: reliability, operating efficiency, financial discipline, environmental stewardship, exceptional customer care, and safety. WEC Energy Group's capital plan provides a roadmap to achieve this goal. It is a plan premised upon maintaining superior reliability, delivering savings for customers, and growing WEC Energy Group's and our investment in the future of energy.

Throughout its strategic planning process, WEC Energy Group takes into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability.

Supporting Economic Growth Within Our Communities

Economic growth continues in our service territory. Companies are investing in major projects, including data centers and modern manufacturing facilities. WEC Energy Group anticipates electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southern Wisconsin over the next several years, and we expect up to 2.6 GWs of load growth in the Milwaukee-to-Chicago corridor through 2030. Additionally, Vantage Data Centers plans to develop a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2030. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. In 2025, we submitted a proposal to the PSCW for new VLC and Bespoke Resources tariffs. The proposed tariffs specifically address the unique needs of VLCs while protecting our other customers and WEC Energy Group's shareholders. See Note 24, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. WEC Energy Group's capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $5.4 billion from 2026 to 2030 in a combination of efficient natural gas-fired generation, including:

•3,300 MWs of CTs (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site); and
•180 MWs of RICE natural gas-fueled generation.

2025 Form 10-K	33	Wisconsin Electric Power Company

WEC Energy Group expects to invest approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WPS based on specific customer needs:

•3,850 MWs of utility-scale solar;
•2,130 MWs of battery storage; and
•555 MWs of wind.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

WEC Energy Group's capital plan also reflects the planned retirement of older, fossil-fueled generation, which it expects to replace with the natural gas-fired generation and zero-carbon-emitting renewables discussed above. These retirements are intended to address compliance with EPA regulations established under the CAA, as well as contribute to meeting WEC Energy Group's and our goal to reduce CO2 emissions from our electric generation. Over the long-term, the goal is to achieve net carbon neutral electric generation by the end of 2050. WEC Energy Group expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units. Additionally, WEC Energy Group has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8. See Note 8, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

When taken together, the retirements and new investments in natural gas generation and renewables should better balance WEC Energy Group's supply with its demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution systems and using RNG throughout its natural gas utility systems. The RNG supplied is replacing higher-emission methane from natural gas that would have entered the pipes.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with the WEC Energy Group capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Below are a few examples of the projects that are proposed, currently underway, or recently completed.

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

•The WEC Energy Group capital plan includes $2.9 billion of investments in BESSs from 2026 to 2030, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•We continue to upgrade our electric and natural gas distribution systems to enhance reliability and storm hardening.

2025 Form 10-K	34	Wisconsin Electric Power Company

WEC Energy Group expects to spend approximately $7.1 billion and $4.7 billion on reliability related to natural gas and electric distribution projects, respectively, from 2026 to 2030, with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the WEC Energy Group capital plan. For example, we are making progress on our advanced metering infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for customer connections and enhances outage management capabilities.

Through WEC Energy Group's multiyear Energy Delivery Program, we are planning to implement capabilities and standard processes for customer service, natural gas and electric operations, work management, and field operations. This includes improvements to outage management, geographic information systems, and work and asset management systems, as well as the implementation of new capabilities through advanced distribution management systems.

WEC Energy Group continues to focus on integrating the resources of all its businesses and improving its business processes to find the best and most efficient processes possible, including evaluating the use of AI tools. WEC Energy Group expects these efforts to continue to drive operational efficiency and to put it in a position to effectively support plans for future growth.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, and quality credit ratings. We work to earn allowed rates of return through a focus on cost control and strategic investment.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, and Note 3, Disposition, for more information.

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

Safety

Safety is one of our core values and a critical component of our culture. We are committed to keeping our employees and the public safe through a comprehensive corporate safety program that focuses on employee engagement and elimination of at-risk behaviors. To further protect public safety, we monitor the integrity of our distribution systems, have emergency response and business continuity plans in place, and provide key safety information to customers, contractors, and first responders.

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

2025 Form 10-K	35	Wisconsin Electric Power Company

Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2025 with the year ended December 31, 2024. For a similar discussion that compares our results for the year ended December 31, 2024 with the year ended December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations in Part II of our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2025.

Consolidated Earnings

Our earnings for the year ended December 31, 2025 were $626.8 million, compared with $513.2 million for the year ended December 31, 2024. See below for additional information on the $113.6 million increase in earnings.

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

2025 Form 10-K	36	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

	Year Ended December 31
(in millions)	2025	2024	B (W)
Operating revenues	$4,493.6	$3,979.9	$513.7

Operating expenses
Cost of sales (1)	1,498.8	1,300.3	(198.5)
Other operation and maintenance	1,073.9	937.9	(136.0)
Depreciation and amortization	629.9	573.7	(56.2)
Property and revenue taxes	120.2	106.8	(13.4)
Operating income	1,170.8	1,061.2	109.6

Other income, net	62.9	79.0	(16.1)
Interest expense	490.7	489.4	(1.3)
Income before income taxes	743.0	650.8	92.2

Income tax expense	115.0	136.4	21.4
Preferred stock dividend requirements	1.2	1.2	—
Net income attributed to common shareholder	$626.8	$513.2	$113.6

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$398.8	$347.5	$(51.3)
Transmission (1)	377.9	357.7	(20.2)
Regulatory amortizations and other pass through expenses (2)	134.7	101.1	(33.6)
We Power (3)	128.7	131.4	2.7
Earnings sharing mechanism (4)	23.8	(1.8)	(25.6)
Other	10.0	2.0	(8.0)
Total other operation and maintenance	$1,073.9	$937.9	$(136.0)

(1)    Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2025 and 2024, $403.2 million and $366.8 million, respectively, of costs were billed to us by transmission providers.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)    Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During 2025 and 2024, $125.1 million and $115.8 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)    Represents operation and maintenance associated with the earnings sharing mechanism we have in place. See Note 24, Regulatory Environment, for more information.

2025 Form 10-K	37	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Electric Sales Volumes (MWh - in thousands)	2025	2024	B (W)
Customer class
Residential	8,107.8	7,861.1	246.7
Small commercial and industrial	8,794.4	8,630.2	164.2
Large commercial and industrial	6,575.1	6,497.5	77.6
Other	94.7	101.3	(6.6)
Total retail	23,572.0	23,090.1	481.9
Wholesale	667.6	574.4	93.2
Resale	4,778.5	5,108.4	(329.9)
Total sales in MWh	29,018.1	28,772.9	245.2

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2025	2024	B (W)
Customer class
Residential	382.0	326.4	55.6
Commercial and industrial	226.1	189.3	36.8
Total retail	608.1	515.7	92.4
Transportation	263.4	247.7	15.7
Total sales in therms	871.5	763.4	108.1

	Year Ended December 31
Weather (Degree Days) (1)	2025	2024	B (W)
Heating (6,351 Normal)	6,641	5,190	28.0%
Cooling (723 Normal)	789	831	(5.1)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

2025 Form 10-K	38	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
(in millions)	2025	2024	B (W)
Electric revenues	$3,935.4	$3,536.2	$399.2
Natural gas revenues	558.2	443.7	114.5
Operating revenues	4,493.6	3,979.9	513.7

Operating expenses
Fuel and purchased power	(1,217.7)	(1,088.6)	(129.1)
Cost of natural gas sold	(281.1)	(211.7)	(69.4)
Other operation and maintenance (1)	(779.8)	(719.8)	(60.0)
Depreciation and amortization	(629.9)	(573.7)	(56.2)
Property and revenue taxes	(120.2)	(106.8)	(13.4)
Gross margin (GAAP)	1,464.9	1,279.3	185.6

Other operation and maintenance (1)	779.8	719.8	60.0
Depreciation and amortization	629.9	573.7	56.2
Property and revenue taxes	120.2	106.8	13.4
Utility margin (non-GAAP)	$2,994.8	$2,679.6	$315.2

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

Gross margin (GAAP) at the utility segment increased $185.6 million during 2025, compared with 2024, and utility margin (non-GAAP) increased $315.2 million during 2025, compared with 2024. Both measures were driven by:

•A $260.4 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2025. See Note 24, Regulatory Environment, for more information.

•A $64.1 million increase in margins related to higher retail sales volumes, driven by the impact of colder weather during 2025, compared with 2024. As measured by heating degree days, 2025 was 28.0% colder than 2024.

These increases in margins were partially offset by:

•A $6.0 million decrease in revenues primarily related to third-party use of our assets.

•A $5.1 million decrease in margins driven by higher ash removal costs at certain of our plants.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $56.2 million increase in depreciation and amortization expense;

•A $22.8 million increase in other operating and maintenance related to our power plants;

•A $20.2 million increase in transmission expense.

•A $19.2 million increase in electric and natural gas distribution expenses; and

•A $13.4 million increase in property and revenue taxes.

2025 Form 10-K	39	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $205.6 million during 2025, compared with 2024. The significant factors impacting the increase in other operating expenses were:

•A $56.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on WEC Energy Group's capital plan.

•A $33.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $25.6 million increase in expense related to the earnings sharing mechanism in place, as discussed in the notes under the other operation and maintenance table above. See Note 24, Regulatory Environment, for more information.

•A $22.8 million increase in other operating and maintenance related to our power plants, driven by the resolution of certain items as a result of our December 2024 rate order approved by the PSCW, as well as new renewable generation facilities placed in service during 2025.

•A $20.2 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $19.2 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems, partially offset by lower costs for storm restoration.

•A $13.4 million increase in property and revenue taxes during 2025, compared with 2024, driven by a 2024 adjustment related to a sales tax audit.

•A $12.4 million increase in expense driven by higher commitments made in 2025 to fund our charitable foundation.

Other Income, Net

Other income, net decreased $16.1 million during 2025, compared with 2024. The significant factors impacting the decrease in other income, net were:

•A $44.2 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate order, in 2025 we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During 2025, we amortized $21.0 million of the previously deferred non-service costs as we are now collecting these costs in rates. See Note 19, Employee Benefits, for more information on our benefit costs.

•A $6.9 million decrease in interest income, driven by lower interest income earned on amounts due from ATC for the construction of transmission infrastructure upgrades needed for new generation projects and lower interest income earned on cash balances. See Note 4, Related Parties, for more information on amounts due from ATC.

These decreases in other income, net were partially offset by a $32.9 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense increased $1.3 million during 2025, compared with 2024, driven by the impact of our long-term debt issuances in May and September 2024, as well as September and December 2025. Partially offsetting this increase was the impact of our long-term debt maturities in December 2024 and June 2025. See Note 14, Long-Term Debt, for more information. This increase was also partially offset by higher AFUDC-Debt due to continued capital investment. Lower interest expense on finance lease liabilities, primarily related to the We Power leases, also contributed to the offset in interest expense, as finance lease liabilities decrease each year as payments are made.

2025 Form 10-K	40	Wisconsin Electric Power Company

Income Tax Expense

Income tax expense decreased $21.4 million during 2025, compared with 2024. This decrease was driven by:

•A $20.3 million increase in the benefit from the flow through of tax repairs in connection with our rate order approved by the PSCW, effective January 1, 2025; and

•A $20.0 million increase in PTCs.

Partially offsetting these decreases in income tax expense was higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our business and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2025 with the year ended December 31, 2024. For a similar discussion that compares our cash flows for the year ended December 31, 2024 with the year ended December 31, 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2024 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2025.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$1,127.8	$1,264.5	$(136.7)
Investing activities	(2,704.5)	(1,537.7)	(1,166.8)
Financing activities	1,576.8	268.2	1,308.6

Operating Activities

Net cash provided by operating activities decreased $136.7 million during 2025, compared with 2024, driven by a $163.5 million decrease in cash related to higher payments for other operation and maintenance expenses. During 2025, our payments were higher due to increased transmission costs, operating and maintenance costs related to our plants, and electric and natural gas distribution costs, as well as the timing of payments for accounts payable.

This decrease in net cash provided by operating activities was partially offset by a $26.2 million increase in cash from higher overall collections from customers during 2025, compared with 2024. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2025 and higher sales volumes from the impact of colder weather during 2025, compared with 2024.

Investing Activities

Net cash used in investing activities increased $1,166.8 million during 2025, compared with 2024, driven by:

•A $1,300.2 million increase in cash paid for capital expenditures during 2025, which is discussed in more detail below.

•A $14.8 million increase in cash paid for transmission infrastructure upgrades during 2025, compared with 2024, which are reimbursable by ATC. See Note 4, Related Parties, for more information.

2025 Form 10-K	41	Wisconsin Electric Power Company

These increases in net cash used in investing activities were partially offset by:

•The acquisition of an additional 13.7% ownership interest in West Riverside in May 2024 for $97.9 million. See Note 2, Acquisitions, for more information.

•A $25.5 million increase in cash received from ATC during 2025, compared with 2024, for the reimbursement of transmission infrastructure upgrades. See Note 4, Related Parties, for more information.

Capital Expenditures

Capital expenditures for the years ended December 31 were as follows:

(in millions)	2025	2024	Change in 2025 Over 2024
Capital expenditures	$2,742.9	$1,442.7	$1,300.2

The increase in cash paid for capital expenditures during 2025, compared with 2024, was driven by higher payments for renewable energy projects, CTs and an LNG facility at OCPP, and for our electric distribution systems.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities increased $1,308.6 million during 2025, compared with 2024, driven by:

•A $1,095.0 million increase in equity contributions received from our parent during 2025, compared with 2024, to balance our capital structure.

•A $681.6 million increase in cash due to $500.7 million of net borrowings of commercial paper during 2025, compared with $180.9 million of net repayments of commercial paper during 2024.

•A $49.8 million increase in cash due to lower retirements of long-term debt during 2025, compared with 2024.

These increases in net cash provided by financing activities were partially offset by:

•A $360.0 million decrease in cash due to higher dividends paid to our parent during 2025, compared with 2024, to balance our capital structure.

•A $147.9 million decrease in cash due to lower issuances of long-term debt during 2025, compared with 2024.

•A $12.4 million decrease in cash due to higher payments for finance lease obligations during 2025, compared with 2024.

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

2025 Form 10-K	42	Wisconsin Electric Power Company

Significant Capital Projects

We have several capital projects and acquisitions that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental and regulatory requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 22, Commitments and Contingencies.

(in millions)
2026	$3,212.1
2027	4,670.5
2028	4,666.0
Total	$12,548.6

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, we continue to upgrade our electric and natural gas distribution systems to enhance reliability. Below are the anticipated amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

(in millions)	2026	2027	2028
Generation:
Solar	$596.6	$1,458.3	$1,542.9
Wind	143.0	277.1	581.7
Battery	215.5	370.8	251.4
Thermal	878.8	1,345.6	1,206.6
Other	270.0	141.6	189.8
LNG	177.3	81.5	61.8
Distribution:
Electric distribution	702.5	655.6	643.2
Gas distribution	228.4	340.0	188.6
Total	$3,212.1	$4,670.5	$4,666.0

The DOC set duties on solar panels and cells imported from four southeast Asian countries and is investigating additional AD/CVD allegations relating to Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources — Regulatory, Legislative, and Legal Matters — Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt as of December 31, 2025:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$2,620.0	$205.1	$401.2	$325.6	$1,688.1

2025 Form 10-K	43	Wisconsin Electric Power Company

Common Stock Dividends

During the years ended December 31, 2025, 2024, and 2023, we paid common stock dividends of $600.0 million, $240.0 million, and $370.0 million, respectively, to the sole holder of our common stock, WEC Energy Group. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity, for more information related to these restrictions and our other common stock matters.

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$156.7	$78.9	$53.8	$14.9	$9.1

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for renewable generation projects. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 19, Employee Benefits, for our expected contributions in 2026 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2025 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 10, Asset Retirement Obligations, Note 16, Income Taxes, and Note 22, Commitments and Contingencies, respectively.

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

2025 Form 10-K	44	Wisconsin Electric Power Company

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

The amount, type, and timing of any financings in 2026, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation.

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

At December 31, 2025, our current liabilities exceeded our current assets by $425.5 million. We do not expect this to have an impact on our liquidity as we currently believe that our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our commercial paper, credit facility, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2025, these trusts had investments of approximately $1.1 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 19, Employee Benefits.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At December 31, 2025, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at December 31, 2025, we could have been required to post $106 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

2025 Form 10-K	45	Wisconsin Electric Power Company

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

2025 Form 10-K	46	Wisconsin Electric Power Company

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

United States Department of Commerce Complaints

Starting in June 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs required on products imported from China.

In April 2025, based upon investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

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

Renewable Energy Legislation

Infrastructure Investment and Jobs Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending through 2026, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. Funding from this Act supports the work we are doing to reduce GHG emissions and to strengthen and protect the energy grid. In January 2025, disbursement of funds was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the current administration's energy policy. In some cases, the pause has disrupted, and could continue to disrupt, funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, and may impact continuing payment obligations for downstream contractors and suppliers.

Inflation Reduction Act

In August 2022, the IRA was signed into law and provides for $258 billion in energy-related provisions over a 10-year period. The IRA has helped reduce our cost of investing in projects that support our commitment to reduce emissions and provide affordable, reliable, and clean energy for our communities. We and our customers have benefited from the IRA’s provisions to extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and allow companies to transfer tax credits generated from renewable projects.

2025 Form 10-K	47	Wisconsin Electric Power Company

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

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the U.S. Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

Environmental Matters

See Note 22, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact of increasing tensions between the U.S. and other countries and new, protracted or escalating regional and international conflicts on the global economy, supply chains, and fuel prices.

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

2025 Form 10-K	48	Wisconsin Electric Power Company

Weather

Our utility rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. The fixed charge included in our natural gas rates helps to mitigate the impacts of weather. A summary of actual weather information in our service territory, as measured by degree days, can be found in Results of Operations.

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

Based on our variable rate debt outstanding at December 31, 2025 and 2024, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $6.8 million and $1.8 million in 2025 and 2024, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2025	Expected Return on Assets in 2026
Pension trust funds	$905.2	6.50%
OPEB trust funds	$175.4	6.50%

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

2025 Form 10-K	49	Wisconsin Electric Power Company

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

Changes to United States Trade Policy (Tariff Activity)

The U.S. continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

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

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and WEC Energy Group's corporate strategy may be adversely affected by supply chain disruptions, inflation, and tariffs.

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

2025 Form 10-K	50	Wisconsin Electric Power Company

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

See Note 8, Property, Plant, and Equipment, for more information on our generating units probable of being retired. See Note 7, Regulatory Assets and Liabilities, for more information on our retired generating units.

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

Pension and OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods. Changes in benefit costs are mitigated through the requirement that we implement escrow accounting treatment for pension and OPEB costs, as required by rate orders issued by the PSCW. See Note 24, Regulatory Environment, for more information on our rates.

2025 Form 10-K	51	Wisconsin Electric Power Company

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2025 Pension Cost
Discount rate	(0.5)	$30.6	$2.0
Discount rate	0.5	(28.1)	(1.9)
Rate of return on plan assets	(0.5)	N/A	4.6
Rate of return on plan assets	0.5	N/A	(4.6)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2025 Postretirement Benefit Cost
Discount rate	(0.5)	$9.9	$1.6
Discount rate	0.5	(8.9)	(1.4)
Health care cost trend rate	(0.5)	(5.2)	(1.4)
Health care cost trend rate	0.5	6.0	1.6
Rate of return on plan assets	(0.5)	N/A	0.8
Rate of return on plan assets	0.5	N/A	(0.8)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.50% in 2025, 2024, and 2023, respectively. The actual rate of return on pension plan assets, net of fees, was 8.93%, 5.20%, and 8.09%, in 2025, 2024, and 2023, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $219.0 million and $192.1 million as of December 31, 2025 and 2024, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

2025 Form 10-K	52	Wisconsin Electric Power Company

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

We expect our 2026 annual effective tax rate to be between 11% and 12%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2025 Form 10-K	53	Wisconsin Electric Power Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Wisconsin Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wisconsin Electric Power Company and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities - Impact of rate regulation on financial statements — Refer to Notes 7 and 24 to the financial statements

Critical Audit Matter Description

The Company is subject to regulation by state and federal regulatory bodies (collectively the “Commissions”) which have jurisdiction with respect to the rates of electric and gas utilities. Management has determined the Company meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the Regulated Operations Topic of the Financial Accounting Standards Board’s Accounting Standard Codification.

2025 Form 10-K	54	Wisconsin Electric Power Company

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following procedures, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred reported as regulatory assets and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 20, 2026

We have served as the Company's auditor since 2002.

2025 Form 10-K	55	Wisconsin Electric Power Company

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions)	2025	2024	2023
Operating revenues	$4,493.6	$3,979.9	$4,045.0

Operating expenses
Cost of sales	1,498.8	1,300.3	1,451.4
Other operation and maintenance	1,073.9	937.9	931.1
Depreciation and amortization	629.9	573.7	525.0
Property and revenue taxes	120.2	106.8	115.3
Total operating expenses	3,322.8	2,918.7	3,022.8

Operating income	1,170.8	1,061.2	1,022.2

Other income, net	62.9	79.0	68.8
Interest expense	490.7	489.4	466.5
Other expense	(427.8)	(410.4)	(397.7)

Income before income taxes	743.0	650.8	624.5
Income tax expense	115.0	136.4	142.7
Net income	628.0	514.4	481.8

Preferred stock dividend requirements	1.2	1.2	1.2
Net income attributed to common shareholder	$626.8	$513.2	$480.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2025 Form 10-K	56	Wisconsin Electric Power Company

C. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$—	$0.4
Accounts receivable and unbilled revenues, net of reserves of $39.7 and $46.9, respectively	742.2	601.2
Accounts receivable from related parties	120.5	128.6
Materials, supplies, and inventories	322.7	354.8
Prepaid taxes	115.8	139.8
Other prepayments	30.1	24.9
Other	24.3	23.2
Current assets	1,355.6	1,272.9

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $6,373.9 and $5,952.3, respectively	15,208.6	12,810.7
Regulatory assets (December 31, 2025 and December 31, 2024 include $67.5 and $76.5, respectively, related to WEPCo Environmental Trust)	2,941.0	2,946.3
Pension and OPEB assets	105.8	79.2
Other	85.4	90.5
Long-term assets	18,340.8	15,926.7
Total assets	$19,696.4	$17,199.6

Liabilities and Equity
Current liabilities
Short-term debt	$680.6	$179.9
Current portion of long-term debt (December 31, 2025 and December 31, 2024 include $9.3 and $9.2, respectively, related to WEPCo Environmental Trust)	9.3	259.2
Current portion of finance lease obligations	113.4	99.3
Accounts payable	530.8	529.3
Accounts payable to related parties	214.7	206.1
Other	232.3	184.6
Current liabilities	1,781.1	1,458.4

Long-term liabilities
Long-term debt (December 31, 2025 and December 31, 2024 include $67.4 and $76.4, respectively, related to WEPCo Environmental Trust)	4,516.0	3,728.0
Finance lease obligations	2,715.4	2,742.9
Deferred income taxes	1,666.6	1,655.7
Regulatory liabilities	1,759.0	1,758.8
Other	478.7	348.6
Long-term liabilities	11,135.7	10,234.0

Commitments and contingencies (Note 22)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	3,948.6	2,703.0
Retained earnings	2,467.7	2,440.9
Common shareholder's equity	6,749.2	5,476.8

Preferred stock	30.4	30.4
Total liabilities and equity	$19,696.4	$17,199.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2025 Form 10-K	57	Wisconsin Electric Power Company

D. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2025	2024	2023
Operating activities
Net income	$628.0	$514.4	$481.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	629.9	573.7	525.0
Deferred income taxes and ITCs, net	20.2	109.7	20.7
Net change in transmission regulatory asset and liability	(25.3)	(9.0)	18.4
Change in –
Accounts receivable and unbilled revenues, net	(149.4)	(18.9)	(4.6)
Materials, supplies, and inventories	32.1	(44.2)	(12.8)
Prepaid taxes	24.0	(27.1)	0.4
Collateral on deposit	(7.3)	21.8	20.0
Other current assets	(5.2)	(2.7)	(5.2)
Accounts payable	(3.1)	92.3	(41.3)
Other current liabilities	40.4	13.8	(8.2)
Other, net	(56.5)	40.7	(55.1)
Net cash provided by operating activities	1,127.8	1,264.5	939.1

Investing activities
Capital expenditures	(2,742.9)	(1,442.7)	(1,094.6)
Acquisition of West Riverside	—	(97.9)	(95.3)
Acquisition of Whitewater	—	—	(38.0)
Proceeds from the sale of assets	0.2	1.3	24.3
Reimbursement for ATC's transmission infrastructure upgrades	33.1	7.6	—
Payments for ATC's transmission infrastructure upgrades that will be reimbursed	(16.4)	(1.6)	(16.5)
Other, net	21.5	(4.4)	(7.2)
Net cash used in investing activities	(2,704.5)	(1,537.7)	(1,227.3)

Financing activities
Change in short-term debt	500.7	(180.9)	(99.9)
Issuance of long-term debt	799.5	947.4	—
Retirement of long-term debt	(259.2)	(309.0)	(8.9)
Payments for finance lease obligations	(100.3)	(87.9)	(77.0)
Equity contribution from parent	1,245.0	150.0	805.0
Payment of dividends to parent	(600.0)	(240.0)	(370.0)
Other, net	(8.9)	(11.4)	(1.2)
Net cash provided by financing activities	1,576.8	268.2	248.0

Net change in cash, cash equivalents, and restricted cash	0.1	(5.0)	(40.2)
Cash, cash equivalents, and restricted cash at beginning of year	2.5	7.5	47.7
Cash, cash equivalents, and restricted cash at end of year	$2.6	$2.5	$7.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2025 Form 10-K	58	Wisconsin Electric Power Company

E. CONSOLIDATED STATEMENTS OF EQUITY

	Wisconsin Electric Power Company Common Shareholder's Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
(in millions)
Balance at December 31, 2022	$332.9	$1,746.8	$2,057.1	$4,136.8	$30.4	$4,167.2
Net income attributed to common shareholder	—	—	480.6	480.6	—	480.6
Payment of dividends to parent	—	—	(370.0)	(370.0)	—	(370.0)
Equity contribution from parent	—	805.0	—	805.0	—	805.0
Stock-based compensation and other	—	0.6	0.1	0.7	—	0.7
Balance at December 31, 2023	$332.9	$2,552.4	$2,167.8	$5,053.1	$30.4	$5,083.5
Net income attributed to common shareholder	—	—	513.2	513.2	—	513.2
Payment of dividends to parent	—	—	(240.0)	(240.0)	—	(240.0)
Equity contribution from parent	—	150.0	—	150.0	—	150.0
Stock-based compensation and other	—	0.6	(0.1)	0.5	—	0.5
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2
Net income attributed to common shareholder	—	—	626.8	626.8	—	626.8
Payment of dividends to parent	—	—	(600.0)	(600.0)	—	(600.0)
Equity contribution from parent	—	1,245.0	—	1,245.0	—	1,245.0
Stock-based compensation and other	—	0.6	—	0.6	—	0.6
Balance at December 31, 2025	$332.9	$3,948.6	$2,467.7	$6,749.2	$30.4	$6,779.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2025 Form 10-K	59	Wisconsin Electric Power Company

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

These financial statements reflect our proportionate interests in certain jointly owned utility facilities. See Note 9, Jointly-Owned Utility Facilities, for more information.

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

2025 Form 10-K	60	Wisconsin Electric Power Company

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

2025 Form 10-K	61	Wisconsin Electric Power Company

Other Operating Revenues

Bespoke Resources Current Return

We recognize revenues monthly associated with carrying costs, including financing costs, during the construction period of bespoke resources assigned to our very large utility customers under payment and cancellation agreements. These amounts are not considered revenues from contracts with customers as electricity is not yet being provided. Consistent with the timing of when we recognize revenue, customer billings for the bespoke resources that are subject to current return (as opposed to AFUDC) occur on a monthly basis, with payments typically due in full within 45 days.

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

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at December 31, 2025 and 2024.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers, including VLCs, to mitigate credit risk.

2025 Form 10-K	62	Wisconsin Electric Power Company

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2025	2024
Materials and supplies	$225.2	$252.1
Fossil fuel	53.3	60.0
Natural gas in storage	44.2	42.7
Total	$322.7	$354.8

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

(g) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that are allowed in the ratemaking process in a period different from the period they would have been recognized by a nonregulated company. When this occurs, regulatory assets and liabilities are recorded on the balance sheet. Regulatory assets represent deferred costs probable of recovery from customers that would have otherwise been charged to expense. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or future costs already collected from customers in rates.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the PSCW that include estimates for salvage value and removal costs. Annual utility composite depreciation rates were 3.07%, 3.03%, and 3.03% in 2025, 2024, and 2023, respectively.

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

Approximately 50% of our retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. Our average AFUDC retail rates were 8.65%, 8.45%, and 8.45% for 2025, 2024, and 2023, respectively. Our average AFUDC wholesale rates were 7.51%, 7.11%, and 6.70% for 2025, 2024, and 2023, respectively.

We recorded the following AFUDC for the years ended December 31:

(in millions)	2025	2024	2023
AFUDC-Debt	$29.8	$14.6	$13.0
AFUDC-Equity	78.9	46.0	41.0

2025 Form 10-K	63	Wisconsin Electric Power Company

See Note 16, Income Taxes, for more information on how AFUDC-Equity is treated for tax purposes and the related impact on total WEC Energy Group income tax expense.

(j) Asset Impairment—Intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. At December 31, 2025 and 2024, we had $12.4 million and $12.1 million, respectively, of indefinite-lived intangible assets included in other long-term assets on our balance sheets, which largely consist of spectrum frequencies. The spectrum frequencies enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2025, 2024, and 2023.

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

2025 Form 10-K	64	Wisconsin Electric Power Company

Stock-based compensation expense is allocated to us based on the outstanding awards held by our employees and our allocation of labor costs. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. We account for forfeitures as they occur.

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

WEC Energy Group stock options are classified as equity awards. The fair value of each stock option was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted to our employees along with the weighted-average assumptions used in the valuation models:

	2025	2024	2023
Stock options granted	41,084	44,202	30,495

Estimated weighted-average fair value per stock option	$18.23	$16.13	$19.58

Assumptions used to value the options:
Risk-free interest rate	4.2% – 4.6%	3.9% – 5.4%	3.8% – 4.8%
Dividend yield	4.1%	3.8%	3.2%
Expected volatility	22.0%	22.0%	22.0%
Expected life (years)	8.3	8.4	8.3

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

Pursuant to the terms of the WEC Energy Group Performance Unit Plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout of the performance unit awards. The ultimate number of units that will be paid out will be based on WEC Energy Group's total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and WEC Energy Group's performance against the weighted average authorized ROE of all of its utility subsidiaries (45%). In addition, the Compensation Committee selected the level of WEC Energy Group's stock price to earnings ratio compared to its peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on WEC Energy Group's stock-based compensation plans.

2025 Form 10-K	65	Wisconsin Electric Power Company

(m) Leases—We recognize a right of use asset and lease liability for operating and finance leases with a term of greater than one year. As a policy election, we account for each lease component separately from the nonlease components of a contract.

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our renewable generating facilities. We have not classified our easements as leases because we view the entire parcel of land specified in our easement agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

See Note 15, Leases, for more information.

(n) Income Taxes—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require additional disclosures, primarily related to income taxes paid and the rate reconciliation table. The amendments require disclosures on specific categories in the rate reconciliation table, as well as additional information for reconciling items that meet a quantitative threshold. For income taxes paid, additional disclosures are required to disaggregate federal, state, and foreign income taxes paid, with additional disclosures for income taxes paid that meet a quantitative threshold. We adopted ASU No. 2023-09 on January 1, 2025, on a retroactive basis, with the required disclosures first included in our 2025 Annual Report on Form 10-K.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements to sell the majority of the PTCs and ITCs we generated in 2023, 2024, and 2025 to third parties. See Note 16, Income Taxes, for more information on the PTCs that were sold. WEC Energy Group has also entered into an agreement to sell the majority of PTCs that we expect to generate in 2026 to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

2025 Form 10-K	66	Wisconsin Electric Power Company

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

(q) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. As of December 31, 2025, we had $27.5 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, of which $27.4 million automatically renews each year unless proper termination notice is given and $0.1 million expires in less than one year. These amounts are not reflected on our balance sheets.

(r) Employee Benefits—The costs of pension and OPEB plans are expensed over the periods during which employees render service. These costs are distributed among WEC Energy Group's subsidiaries based on current employment status and actuarial

2025 Form 10-K	67	Wisconsin Electric Power Company

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

(u) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more counterparties could fail to perform their obligations, and we could recognize financial losses as a result. Our credit risk exposure is mitigated by our recovery mechanism for uncollectible expense discussed in Note 1(d), Operating Revenues. There were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2025.

As a result, we did not have any significant concentrations of credit risk at December 31, 2025. However, we have contracts with a small number of customers to provide power to large-scale data centers to support AI and other technology capabilities. This concentration of business with a small number of customers in an industry based on emerging technologies presents several risks. We are incurring significant costs to construct bespoke resources to serve these customers. Although we require these customers to enter into payment and cancellation agreements, we may still experience significant losses or delayed recovery of these costs. Changes in industry practice or advances in these technologies could reduce the demand for electricity to power data centers, which would reduce our forecasted revenues. Significant capital spend to build out required infrastructure or a downturn in business could weaken their financial condition, liquidity and/or creditworthiness, including their ability to satisfy their reimbursement obligations to us.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of asset acquisitions.

2025 Form 10-K	68	Wisconsin Electric Power Company

Acquisitions of Electric Generation Facilities in Wisconsin

In December 2025, we, along with WPS and an unaffiliated utility, signed an agreement to acquire Whitetail, a wind-powered electric generation project with a total capacity of 67.2 MW. This project will be located in Grant County, Wisconsin. We will own 80% and our portion of the purchase price is expected to be approximately $178 million. The project is expected to close in late 2027 and it is expected to qualify for PTCs.

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

We pay ATC for transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. Services are billed to and from ATC under agreements approved by the PSCW, at each of our fully allocated costs. We are also required to initially fund the construction of transmission infrastructure upgrades needed for new generation projects. ATC owns these transmission assets and reimburses us for these costs when the new generation is placed in service. We have also entered into agreements with ATC for transmission infrastructure projects associated with providing service to VLCs. These agreements obligate us to reimburse ATC for costs associated with the projects if we cancel or terminate the projects at the request of the VLC. In these circumstances, we have payment and cancellation agreements with VLCs which obligate the VLC to reimburse us for all costs, inclusive of ATC’s costs, if the costs associated with the cancelled or terminated projects cannot be repurposed.

2025 Form 10-K	69	Wisconsin Electric Power Company

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	December 31, 2025	December 31, 2024
Accounts receivable
Services provided to ATC	$0.7	$0.9
Amounts due from ATC for transmission infrastructure upgrades (1)	17.6	39.3
Accounts payable
Services received from ATC	25.5	22.6

(1)     The transmission infrastructure upgrades were primarily related to the construction of our renewable energy projects.

The following table shows activity associated with our related party transactions for the years ended December 31:

(in millions)	2025	2024	2023
Transactions with WPS
Natural gas related purchases from WPS (1)	$2.5	$1.0	$1.3
Charges to WPS for services and other items (2)	46.4	18.6	16.2
Charges from WPS for services and other items (2)	34.4	12.8	11.3
Transactions with WG
Natural gas related purchases from WG (1)	43.2	33.9	19.7
Natural gas related sales to WG (1)	—	0.2	0.3
Electric related sales to WG	2.5	2.6	0.6
Charges to WG for services and other items (2)	50.1	40.9	38.3
Charges from WG for services and other items (2)	31.9	27.0	27.9
Transactions with UMERC
Charges to UMERC for services and other items (2)	14.8	11.9	11.8
Charges from UMERC for services and other items (2)	1.4	1.1	2.0
Transactions with Bluewater
Charges from Bluewater for storage service fees (3)	17.3	20.1	17.2
Charges from Bluewater for other operating fees (3)	1.6	3.9	4.1
Natural gas related sales to Bluewater (1)	2.7	2.8	2.8
Charges to Bluewater for services and other items (2)	3.1	2.8	2.7
Transactions with We Power
Lease payments and other lease-related charges from We Power (4)	433.0	427.2	422.0
Charges to We Power for services and other items (2)	15.3	8.0	7.8
Transactions with WBS
Charges to WBS for services and other items (2)	40.1	26.4	41.1
Charges from WBS for services and other items (2)	144.7	129.3	113.3
Transactions with ATC
Charges to ATC for services and construction	9.3	12.4	8.1
Charges from ATC for network transmission services	307.8	271.2	248.8
Net refund from ATC related to FERC ROE orders	3.5	—	—

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

(4)    We make lease payments to We Power for PWGS Units 1 and 2 and ERGS Units 1 and 2. See Note 15, Leases, for more information.

2025 Form 10-K	70	Wisconsin Electric Power Company

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

	Year Ended December 31
(in millions)	2025	2024	2023
Wisconsin Electric Power Company
Electric utility	$3,920.5	$3,522.7	$3,540.2
Natural gas utility	556.8	442.4	489.8
Total revenues from contracts with customers	4,477.3	3,965.1	4,030.0
Other operating revenues	16.3	14.8	15.0
Total operating revenues	$4,493.6	$3,979.9	$4,045.0

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2025	2024	2023
Residential	$1,679.3	$1,503.3	$1,480.6
Small commercial and industrial	1,272.5	1,175.5	1,177.2
Large commercial and industrial	656.7	598.4	616.0
Other	21.4	21.0	21.1
Total retail revenues	3,629.9	3,298.2	3,294.9
Wholesale	47.8	45.5	40.9
Resale	206.1	144.3	173.7
Steam	28.4	23.5	25.2
Other utility revenues	8.3	11.2	5.5
Total electric utility operating revenues	$3,920.5	$3,522.7	$3,540.2

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2025	2024	2023
Residential	$372.6	$292.5	$323.3
Commercial and industrial	171.0	124.3	148.2
Total retail revenues	543.6	416.8	471.5
Transportation	24.4	24.1	21.6
Other utility revenues (1)	(11.2)	1.5	(3.3)
Total natural gas utility operating revenues	$556.8	$442.4	$489.8

(1)    Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

2025 Form 10-K	71	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist of the following:

	Year Ended December 31
(in millions)	2025	2024	2023
Late payment charges	$10.9	$11.3	$12.2
Bespoke resources current return (1)	4.1	—	—
Rental revenues	2.2	2.6	2.5
Alternative revenues (2)	(0.9)	0.9	0.3
Total other operating revenues	$16.3	$14.8	$15.0

(1)    Bespoke resources current return consists of carrying costs earned during the construction of bespoke resources assigned to our VLCs. See Note 1(d), Operating Revenues, for more information.

(2)    Alternative revenues consist of amounts to be recovered or refunded to customers subject to wholesale true-ups. Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. For more information about our alternative revenues, see Note 1(d), Operating Revenues.

NOTE 6—CREDIT LOSSES

The table below shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	December 31, 2025	December 31, 2024
Accounts receivable and unbilled revenues	$781.9	$648.1
Allowance for credit losses	39.7	46.9
Accounts receivable and unbilled revenues, net (1)	$742.2	$601.2

Total accounts receivable, net – past due greater than 90 days (1)	$33.0	$38.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.5%	93.8%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at December 31, 2025, $424.0 million, or 57.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses is included below:

	Year Ended December 31
(in millions)	2025	2024	2023
Balance at January 1	$46.9	$44.5	$49.7
Provision for credit losses	66.0	32.8	23.8
Provision for credit losses deferred for future recovery or refund	6.3	46.3	45.7
Write-offs charged against the allowance	(110.3)	(102.5)	(94.1)
Recoveries of amounts previously written off	30.8	25.8	19.4
Balance at December 31	$39.7	$46.9	$44.5

The allowance for credit losses decreased during the year ended December 31, 2025, largely driven by customer write-offs in addition to a decrease in past due account balances that we believe was related to a continued focus on collection efforts and lower energy bills in the spring and summer months, enabling customers to pay down their arrears. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

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

2025 Form 10-K	72	Wisconsin Electric Power Company

natural gas prices), which contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses. Customer write-offs also contributed to the decrease in the allowance for credit losses.

NOTE 7—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2025	2024	See Note
Regulatory assets (1) (2)
We Power finance leases	$1,158.6	$1,139.1	15
Plant retirement related items (3)	634.3	655.1
Income tax related items	413.3	364.6	16
Pension and OPEB costs (4)	289.0	343.1	19, 24
Uncollectible expense	114.7	108.4	6
SSR (5)	92.6	102.9
Securitization	67.5	76.5	21
AROs	59.7	52.8	1(k), 10
Other finance and operating leases	25.2	15.1	15
Bluewater (6)	13.9	21.1
Other, net	72.2	67.6
Total regulatory assets	$2,941.0	$2,946.3

(1)    Based on prior and current rate treatment, we believe it is probable that we will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $15.3 million and $18.1 million at December 31, 2025 and 2024, respectively.

(2)    As of December 31, 2025, we had $15.5 million of regulatory assets not earning a return and $106.1 million of regulatory assets earning a return based on long-term interest rates. The regulatory assets not earning a return primarily relate to electric transmission costs. The other regulatory assets in the table either earn a return at our weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    Primarily represents the net book value of power plants we have both abandoned and retired. For all of these plants, we have approval to collect a return of their remaining net book value. We also have approval to collect a return on all but $100 million of their remaining net book value. For information on the securitization of this $100 million, see Note 21, Variable Interest Entities. These regulatory assets are amortized on a straight-line basis, using the composite depreciation rates approved before the plants were retired, and the amortization is included in depreciation and amortization in the income statement.

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

2025 Form 10-K	73	Wisconsin Electric Power Company

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2025	2024	See Note
Regulatory liabilities
Removal costs (1)	$862.1	$809.2
Income tax related items	663.5	653.9	16
Pension and OPEB benefits (2)	114.6	118.5	19, 24
Energy costs refundable through rate adjustments	47.2	70.7	1(d)
Earnings sharing mechanism	29.3	5.6	24
Revenue requirements of renewable generation facilities (3)	13.0	37.9
Electric transmission costs (4)	—	19.7
Other, net	44.9	47.3
Total regulatory liabilities	$1,774.6	$1,762.8

Balance sheet presentation
Other current liabilities	$15.6	$4.0
Regulatory liabilities	1,759.0	1,758.8
Total regulatory liabilities	$1,774.6	$1,762.8

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

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $68.3 million at December 31, 2025 was classified as a regulatory asset. In addition, a $45.0 million cost of removal reserve related to the units continued to be classified as a regulatory liability at December 31, 2025. Not included in these amounts was $6.3 million of deferred tax liabilities previously recorded for the retired units. Effective with our rate order issued by the PSCW in December 2022, we received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. We also have FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

2025 Form 10-K	74	Wisconsin Electric Power Company

NOTE 8—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2025	2024
Electric – generation	$3,977.8	$3,251.3
Electric – distribution	7,050.2	6,537.6
Natural gas – distribution, storage, and transmission	2,286.9	2,174.1
Property, plant, and equipment to be retired	621.7	657.4
Other	1,095.4	1,102.3
Less: Accumulated depreciation	3,990.7	3,728.2
Net	11,041.3	9,994.5
CWIP	2,522.1	1,128.3
Net property, plant, and equipment	13,563.4	11,122.8

Property under finance leases	3,372.6	3,291.8
Less: Accumulated amortization	1,727.4	1,603.9
Net leased facilities	1,645.2	1,687.9

Total property, plant, and equipment	$15,208.6	$12,810.7

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2025	2024		2023
Severance liability at January 1	$11.2	$15.1		$13.5
Severance expense	—	(3.5)	(1)	1.6
Severance payments	(0.7)	(0.4)		—
Total severance liability at December 31	$10.5	$11.2		$15.1

(1)    The severance accrual was lowered in 2024 due to workforce realignment efforts.

Plant to be Retired

Oak Creek Power Plant Units 7 and 8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. On June 25, 2025, we announced plans to extend the lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through the end of 2026. These units were originally scheduled to be retired at the end of 2025. The total net book value of our ownership share of OCPP Units 7 and 8 was $621.7 million at December 31, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 9—JOINTLY-OWNED UTILITY FACILITIES

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

2025 Form 10-K	75	Wisconsin Electric Power Company

proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

Information related to jointly owned utility facilities in-service at December 31, 2025 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
West Riverside (1) (3)	27.5%	190.2	2023 & 2024	WPL	$223.6	$(36.7)	$2.2
Badger Hollow II (2)	66.7%	100.0	2023	WE	179.3	(11.8)	—
Weston RICE units (1)	50.0%	65.0	2023	WPS	93.3	(7.4)	—
Whitewater (1)	50.0%	117.2	2023	WE	126.4	(98.1)	12.9
Paris Solar (2)	75.0%	150.0	2024	WE	300.3	(9.2)	—
Paris Battery	75.0%	82.5	2025	WE	197.8	(4.6)	—
Darien Solar (2)	75.0%	187.5	2025	WE	384.2	(8.9)	—

(1)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2026 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(2)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(3)    We acquired a 13.8% ownership interest in June 2023 and acquired an additional 13.7% ownership interest in May 2024. See Note 2, Acquisitions, for more information.

Information related to jointly owned utility facilities approved by the PSCW at December 31, 2025 was as follows:

Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	Date of Expected In-Service	CWIP
(in millions, except for percentages and MW)
Koshkonong Solar	75.0%	225.0	2026	$384.2
Koshkonong Battery	75.0%	124.2	2027	125.6
Darien Battery	75.0%	56.7	2027	56.9
High Noon Solar	75.0%	225.0	2027	337.1
High Noon Battery	75.0%	124.2	2027	125.7
Ursa Solar Electric Generation Facility	80.0%	160.0	2027	50.8
Saratoga Solar	80.0%	120.0	2028	34.8
Saratoga Battery	80.0%	40.0	2028	47.2
Badger Hollow Wind Energy Generation Facility	80.0%	88.9	2027	44.4
Whitetail	80.0%	53.3	2027	8.0

NOTE 10—ASSET RETIREMENT OBLIGATIONS

We have recorded AROs primarily for asbestos abatement at certain generation and substation facilities; the removal and dismantlement of a biomass generation facility; the dismantling of wind and solar generation projects; the removal and dismantlement of a battery storage facility; and the closure of CCR landfills at certain generation facilities. We establish regulatory assets and liabilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the PSCW.

2025 Form 10-K	76	Wisconsin Electric Power Company

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2025		2024		2023
Balance as of January 1	$120.6		$73.1		$71.7
Accretion	5.2		2.9		1.8
Additions	21.7	(1)	44.8	(2)	4.4
Revisions to estimated cash flows	(1.9)		—		(4.5)
Liabilities settled	(0.7)		(0.2)		(0.3)
Balance as of December 31	$144.9		$120.6		$73.1

(1)    AROs increased primarily as a result of AROs being recorded for the legal requirement to dismantle, at retirement, renewable generation projects.

(2)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 22, Commitments and Contingencies, for more information.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense, including amounts allocated from WBS, and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2025	2024	2023
Stock options	$1.6	$1.8	$1.9
Restricted stock	2.3	2.7	2.3
Performance units	15.1	11.3	(0.9)	(1)
Stock-based compensation expense	$19.0	$15.8	$3.3
Related tax benefit	$5.2	$4.3	$0.9

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2025, 2024, and 2023 were not significant.

Stock Options

The following is a summary of our employees' WEC Energy Group stock option activity during 2025:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	433,270	$78.74
Granted	41,084	94.55
Exercised	(78,705)	63.55
Transferred	(21,990)	88.03
Outstanding as of December 31, 2025	373,659	83.13	4.8	$8.3
Exercisable as of December 31, 2025	321,656	81.85	4.3	$7.6

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2025. This is calculated as the difference between WEC Energy Group's closing stock price on December 31, 2025, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $3.4 million, $2.0 million, and $2.5 million, respectively. Cash received by WEC Energy Group from exercises of its options by our employees was $5.0 million, $3.5 million, and $2.5 million during the years ended December 31, 2025, 2024, and 2023, respectively. The tax benefit from option exercises for the same years was approximately $0.9 million, $0.5 million, and

2025 Form 10-K	77	Wisconsin Electric Power Company

$0.7 million, respectively. These amounts do not account for the compensation limitations under Internal Revenue Code Section 162(m).

As of December 31, 2025, we expected to recognize approximately $0.5 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group stock options over the next 1.7 years on a weighted-average basis.

During the first quarter of 2026, the Compensation Committee awarded 24,036 non-qualified WEC Energy Group stock options with an exercise price of $106.09 and a weighted-average grant date fair value of $21.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following is a summary of our employees' WEC Energy Group restricted stock activity during 2025:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2025	14,159	$87.11
Granted	10,162	94.55
Released	(5,103)	90.14
Transferred	(5,398)	88.09
Forfeited	(5,593)	90.84
Outstanding and unvested as of December 31, 2025	8,227	91.24

The intrinsic value of WEC Energy Group restricted stock held by our employees that was released was $0.5 million for the year ended December 31, 2025 and $0.3 million for each of the years ended December 31, 2024 and 2023. The tax benefit from released restricted shares was $0.1 million for each of the years ended December 31, 2025, 2024, and 2023. These amounts do not account for the compensation limitations under Internal Revenue Code Section 162(m).

As of December 31, 2025, we expected to recognize approximately $1.7 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group restricted stock over the next 1.7 years on a weighted-average basis.

During the first quarter of 2026, the Compensation Committee awarded 4,990 WEC Energy Group restricted shares to our officers and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $106.09 per share.

Performance Units

During 2025, 2024, and 2023, the Compensation Committee awarded 33,070; 34,037; and 19,780 WEC Energy Group performance units, respectively, to our officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $2.9 million, $0.3 million, and $1.2 million were settled during 2025, 2024, and 2023, respectively. The tax benefit from the distribution of performance units for the same years was $0.7 million, $0.1 million, and $0.3 million, respectively.

During the year ended December 31, 2025, we transferred 17,544 performance units to WBS in connection with the transfer of certain employees. At December 31, 2025, our employees held 41,341 WEC Energy Group performance units, including dividend equivalents. A liability of $4.6 million was recorded on our balance sheet at December 31, 2025 related to these outstanding units. As of December 31, 2025, we expected to recognize approximately $11.9 million of unrecognized compensation cost related to unvested and outstanding WEC Energy Group performance units over the next 1.7 years on a weighted-average basis.

During the first quarter of 2026, performance units held by our employees with an intrinsic value of $2.0 million were settled. The tax benefit from the distribution of these awards was $0.5 million. This amount and the tax benefits disclosed above do not account for the compensation limitations under Internal Revenue Code Section 162(m). In January 2026, the Compensation Committee also awarded 16,268 WEC Energy Group performance units to our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

2025 Form 10-K	78	Wisconsin Electric Power Company

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

As of December 31, 2025, our restricted retained earnings totaled $2.2 billion.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2025 and 2024:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	$—	$4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—
Total				$30.4

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2025	2024
Commercial paper
Amount outstanding at December 31	$680.6	$179.9
Average interest rate on amounts outstanding at December 31	3.88%	4.63%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2025 was $201.5 million, with a weighted-average interest rate during the period of 4.30%.

We have entered into a bank back-up credit facility to maintain short-term credit liquidity which, among other terms, requires us to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 65% or less. As of December 31, 2025, we were in compliance with this ratio.

2025 Form 10-K	79	Wisconsin Electric Power Company

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including remaining available capacity under this facility as of December 31:

(in millions)	Maturity	2025
Revolving credit facility (1)	August 2030	$800.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		680.6
Available capacity under existing agreement		$118.4

(1)    In August 2025, we increased our credit facility to $800.0 million and extended the maturity to August 2030.

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

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding as of December 31:

(in millions)	Interest Rate	Year Due	2025	2024
WE Debentures (unsecured)	3.10%	N/A	$—	$250.0
	6.50%	2028	150.0	150.0
	1.70%	2028	300.0	300.0
	3.95%	2029	300.0	—
	5.00%	2029	350.0	350.0
	4.15%	2030	500.0	—
	4.75%	2032	500.0	500.0
	5.625%	2033	335.0	335.0
	4.60%	2034	300.0	300.0
	5.70%	2036	300.0	300.0
	3.65%	2042	250.0	250.0
	4.25%	2044	250.0	250.0
	4.30%	2045	250.0	250.0
	4.30%	2048	300.0	300.0
	5.05%	2054	300.0	300.0
	6.875%	2095	100.0	100.0
WEPCo Environmental Trust (secured, nonrecourse) (1) (2)	1.578%	2026-2035	78.8	88.0
Total			4,563.8	4,023.0
Unamortized debt issuance costs			(23.3)	(19.8)
Unamortized discount, net			(15.2)	(16.0)
Total long-term debt, including current portion			4,525.3	3,987.2
Current portion of long-term debt			(9.3)	(259.2)
Total long-term debt			$4,516.0	$3,728.0

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

(2)    The long-term debt of WEPCo Environmental Trust requires periodic principal payments.

2025 Form 10-K	80	Wisconsin Electric Power Company

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt using the straight-line method and we include the costs in interest expense.

In December 2024, the DOE issued to us a conditional commitment for a federal loan guarantee for up to $2.5 billion of borrowings that we would use to fund a portion of the costs to construct certain utility-scale renewable generation projects. The conditional commitment was issued pursuant to provisions of the IRA. Under the conditional commitment, the guaranteed borrowings would be senior, unsecured borrowings made through the Federal Financing Bank and reduce our issuance of senior, unsecured obligations in the capital markets. Final approval and issuance of a loan guarantee by the DOE is subject to numerous conditions, including negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and the satisfaction of other conditions. While we continue to work with the DOE, there can be no assurance that the DOE will issue the loan guarantee.

In June 2025, our $250.0 million of 3.10% Debentures, due June 1, 2025, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

In September 2025, we issued $500.0 million of 4.15% Debentures, due October 15, 2030, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In December 2025, we issued $300.0 million of 3.95% Debentures, due March 1, 2029, and used the net proceeds to repay short-term debt and for other general corporate purposes.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2025:

(in millions)
2026	$9.3
2027	9.5
2028	459.6
2029	659.8
2030	509.9
Thereafter	2,915.7
Total	$4,563.8

Our long-term debt obligations contain covenants related to payment of principal and interest when due and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the timing of expense recognition associated with our leases is modified to conform to the rate treatment. The difference between the lease expense that is allowed for rate-making purposes and the unadjusted lease expense calculated under Topic 842 is deferred as a regulatory asset on our balance sheets. For our finance leases, amortization of the right-of-use asset is modified so that the total of the imputed interest and amortization costs equals the lease expense that is allowed for rate-making purposes in accordance with Subtopic 980-842.

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities associated with the following operating leases:

•Land we are leasing related to our Rothschild biomass plant through June 2051.
•Rail cars we are leasing to transport coal to various generating facilities through June 2027.
•Land we are leasing related to our utility solar generation projects through May 2075.

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

2025 Form 10-K	81	Wisconsin Electric Power Company

Obligations Under Finance Leases

Port Washington Generating Station

We are leasing PWGS 1 and PWGS 2, two natural gas-fired generation units, which were placed in service in July 2005 and May 2008, respectively, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the original 25-year term of the leases. The lease payments are recovered through our rates, as supported by Wisconsin's 2001 leased generation law.

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

Elm Road Generating Station

We are leasing ER 1, ER 2, and the common facilities, which are also utilized by our OCPP generating units 5 through 8, from We Power under PSCW approved leases. We are amortizing the leased units on a straight-line basis over the 30-year term of the leases. ER 1 and ER 2 were placed in service in February 2010 and January 2011, respectively. The lease payments are recovered through our rates, as supported by Wisconsin's 2001 leased generation law.

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

Land Leases – Utility Solar Generation

We have entered into various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term which can range from 40 to 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

2025 Form 10-K	82	Wisconsin Electric Power Company

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Finance lease expense
Amortization of right of use assets (1)	$100.9	$88.5	$77.5
Interest on lease liabilities (2)	325.1	331.2	329.5
Operating lease expense (3)	2.1	2.0	1.6
Total lease expense	$428.1	$421.7	$408.6

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$325.2	$331.2	$329.5
Operating cash flows for operating leases	2.1	2.0	1.6
Financing cash flows for finance leases	100.3	87.9	77.0
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (4)	$81.5	$87.1	$136.5
Right of use assets obtained in exchange for operating lease liabilities	1.5	2.6	2.3

Weighted-average remaining lease term – finance leases	16.3 years	16.4 years	16.2 years
Weighted-average remaining lease term – operating leases	31.4 years	29.6 years	24.9 years

Weighted-average discount rate – finance leases (5)	12.7%	13.0%	13.4%
Weighted average discount rate – operating leases (5)	5.3%	5.2%	4.8%

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

2025 Form 10-K	83	Wisconsin Electric Power Company

The following table summarizes our finance and operating lease right of use assets and obligations at December 31:

(in millions)	2025	2024	Balance Sheet Location
Right of use assets
Operating lease right of use assets, net	$13.3	$12.2	Other long-term assets
Finance lease right of use assets, net
PWGS	$212.6	$239.1
ERGS	1,223.5	1,286.3
Land leases – utility solar generation	209.1	162.5
Total finance lease right of use assets, net (1)	$1,645.2	$1,687.9	Property, plant, and equipment, net

Lease obligations
Current operating lease liabilities	$0.9	$0.8	Other current liabilities
Long-term operating lease liabilities	$12.5	$11.5	Other long-term liabilities
Current finance lease liabilities
PWGS	$55.6	$48.5
ERGS	57.8	50.8
Total current finance lease liabilities	$113.4	$99.3	Current portion of finance lease obligations
Long-term finance lease liabilities
PWGS	$384.2	$431.3
ERGS	2,097.1	2,134.0
Land leases – utility solar generation	234.1	177.6
Total long-term finance lease liabilities	$2,715.4	$2,742.9	Finance lease obligations

(1)    Amounts are net of accumulated amortization of $1,727.4 million and $1,603.9 million at December 31, 2025 and 2024, respectively.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2025, were as follows:

(in millions)	Total Operating Leases	PWGS	ERGS	Land Leases - Utility Solar Generation	Total Finance Leases
2026	$1.6	$105.6	$317.9	$6.5	$430.0
2027	1.0	105.3	317.9	10.2	433.4
2028	0.7	105.3	317.8	11.9	435.0
2029	0.7	105.3	317.6	12.1	435.0
2030	0.8	82.8	317.4	12.4	412.6
Thereafter	25.6	123.0	3,026.7	916.5	4,066.2
Total minimum lease payments	30.4	627.3	4,615.3	969.6	6,212.2
Less: Interest	(17.0)	(187.5)	(2,460.4)	(735.5)	(3,383.4)
Present value of minimum lease payments	13.4	439.8	2,154.9	234.1	2,828.8
Less: Short-term lease liabilities	(0.9)	(55.6)	(57.8)	—	(113.4)
Long-term lease liabilities	$12.5	$384.2	$2,097.1	$234.1	$2,715.4

As of February 20, 2026, we have not entered into any material leases that have not yet commenced.

2025 Form 10-K	84	Wisconsin Electric Power Company

NOTE 16—INCOME TAXES

We adopted the new disclosure provisions of ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2025. See Note 1(n), Income Taxes, for more information on the adoption of this ASU.

Income Tax Expense

The following table is a summary of income tax expense for each of the years ended December 31:

(in millions)	2025	2024	2023
Current tax expense
Federal	$58.2	$16.9	$84.7
State	36.6	9.8	37.3
Deferred income taxes, net
Federal	5.7	75.6	16.5
State	18.3	39.5	9.7

ITCs, net	(3.8)	(5.4)	(5.5)
Total income tax expense	$115.0	$136.4	$142.7

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2025		2024		2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$743.0		$650.8		$624.5
US federal statutory income tax rate	$155.8	21.0%	$136.4	21.0%	$130.9	21.0%
State and local income taxes net of federal tax effect (1)	42.9	5.8%	39.0	6.0%	37.4	6.0%
Tax credits
PTCs, net (2)	(39.0)	(5.3)%	(19.0)	(2.9)%	(11.6)	(1.9)%
Other	(4.0)	(0.5)%	(5.5)	(0.9)%	(5.8)	(0.9)%
Nontaxable or nondeductible items
AFUDC- Equity (3)	(16.6)	(2.3)%	(9.7)	(1.5)%	(8.6)	(1.4)%
Other	5.9	0.8%	8.0	1.3%	7.8	1.2%
Other adjustments
Tax repairs (4)	(16.2)	(2.2)%	4.1	0.6%	4.1	0.7%
Federal excess deferred tax amortization (5)	(21.8)	(2.9)%	(20.8)	(3.2)%	(20.8)	(3.3)%
Other, net	8.0	1.1%	3.9	0.6%	9.3	1.5%
Total income tax expense	$115.0	15.5%	$136.4	21.0%	$142.7	22.9%

(1)    State taxes in Wisconsin made up the majority of the tax effect in this category.

(2)    PTCs are an inflation adjusted US federal income tax credit for each kilowatt hour of electricity generated by certain renewable energy projects.

(3)    AFUDC-Equity represents the cost of capital (i.e. ROE) that is added to the construction cost of an asset while it is being built. The tax benefit for regulated utilities from AFUDC-Equity is a regulatory gross-up to allow the recovery of income taxes on the equity portion of construction costs, even though it is not a tax deductible expense.

(4)    Amounts reflect the net benefit or expense related to the flow through of tax repairs in connection with various rate orders.

(5)    The Tax Cuts and Jobs Act of 2017 required us to remeasure our deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

2025 Form 10-K	85	Wisconsin Electric Power Company

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2025	2024
Deferred tax assets
Tax gross up – regulatory items	$97.1	$94.6
Deferred revenues	95.0	101.2
Future tax benefits	77.3	11.7
Other	53.2	51.0
Total deferred tax assets	$322.6	$258.5

Deferred tax liabilities
Property-related	$1,651.1	$1,551.1
Deferred costs – plant retirements	167.8	182.3
Employee benefits and compensation	49.8	55.6
Deferred costs – SSR	30.7	34.1
Other	89.8	91.1
Total deferred tax liabilities	1,989.2	1,914.2
Deferred tax liability, net	$1,666.6	$1,655.7

Consistent with ratemaking treatment, deferred taxes in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal tax benefit carryforwards as of December 31, 2025 and 2024 are summarized in the tables below:

2025 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2025
Federal tax credit	$—	$77.3	2042
Balance as of December 31, 2025	$—	$77.3

2024 (in millions)	Gross Value	Deferred Tax Effect	Earliest Year of Expiration
Future tax benefits as of December 31, 2024
Federal tax credit	$—	$11.7	2042
Balance as of December 31, 2024	$—	$11.7

Unrecognized Tax Benefits

We had no unrecognized tax benefits at December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024, and 2023, we recognized no interest expense and no penalties related to unrecognized tax benefits in our income statements. At December 31, 2025 and 2024, we had no interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

Our primary tax jurisdictions include federal and the state of Wisconsin. With a few exceptions we are no longer subject to federal income tax examinations by the IRS for years prior to 2022. As of December 31, 2025, we were subject to examination by the Wisconsin taxing authority for tax years 2021 through 2025.

2025 Form 10-K	86	Wisconsin Electric Power Company

Cash Paid For Income Taxes, Net

The table below is a summary of income taxes paid by jurisdiction for the years ended December 31:

(in millions)	2025		2024		2023
Federal	$32.8	(1)	$42.8	(2)	$68.4	(3)
State	24.7		21.5		30.7
Total income taxes paid, net	$57.5		$64.3		$99.1

(1)    Amount is net of $36.9 million of cash received, related to 2025 and 2024 PTCs that were sold to third parties.

(2)    Amount is net of $18.8 million of cash received, related to 2024 and 2023 PTCs that were sold to third parties.

(3)    Amount is net of $4.9 million of cash received, related to 2023 PTCs that were sold to third parties.

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdiction:

(in millions)	2025	2024	2023
Wisconsin	$24.7	$21.5	$30.7

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$3.1	$—	$3.3
FTRs	—	—	2.9	2.9
Total derivative assets	$0.2	$3.1	$2.9	$6.2

Derivative liabilities
Natural gas contracts	$5.9	$1.8	$—	$7.7

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$7.0	$3.5	$—	$10.5
FTRs	—	—	2.9	2.9
Total derivative assets	$7.0	$3.5	$2.9	$13.4

Derivative liabilities
Natural gas contracts	$0.6	$0.5	$—	$1.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2025	2024	2023
Balance at the beginning of the period	$2.9	$2.5	$2.0
Purchases	12.1	12.1	8.1
Settlements	(12.1)	(11.7)	(7.6)
Balance at the end of the period	$2.9	$2.9	$2.5

2025 Form 10-K	87	Wisconsin Electric Power Company

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.2	$30.4	$21.2
Long-term debt, including current portion	4,525.3	4,434.6	3,987.2	3,792.3

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

	December 31, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$3.3	$7.4	$10.0	$1.1
FTRs	2.9	—	2.9	—
Total current	6.2	7.4	12.9	1.1

Long-term
Natural gas contracts	—	0.3	0.5	—

Total	$6.2	$7.7	$13.4	$1.1

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows for the years ended:

	December 31, 2025		December 31, 2024		December 31, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	70.5 Dth	$(3.3)	69.9 Dth	$(38.3)	68.5 Dth	$(102.2)
FTRs	17.4 MWh	9.5	19.2 MWh	5.8	20.4 MWh	14.5
Total		$6.2		$(32.5)		$(87.7)

At December 31, 2025 and 2024, we had posted cash collateral of $12.2 million and $4.9 million, respectively. We had also received cash collateral of $2.8 million at December 31, 2024.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2025			December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$6.2	$7.7		$13.4		$1.1
Gross amount not offset on the balance sheet	(0.3)	(6.1)	(1)	(3.6)	(2)	(0.8)
Net amount	$5.9	$1.6		$9.8		$0.3

(1)     Includes cash collateral posted of $5.8 million.

(2)    Includes cash collateral received of $2.8 million.

2025 Form 10-K	88	Wisconsin Electric Power Company

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

Generally, employees receive a benefit based on a percentage of their annual salary plus an interest credit. Management employees hired after December 31, 2014, and certain new represented employees hired after May 1, 2017, receive an annual company contribution to their 401(k) savings plan instead of being enrolled in the defined benefit plans.

We use a year-end measurement date to measure the funded status of all of the pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of the pension and OPEB plans qualify as a regulatory asset.

The following tables provide a reconciliation of the changes in our share of the plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2025	2024	2025	2024
Change in benefit obligation
Obligation at January 1	$851.7	$900.8	$172.0	$163.4
Service cost	10.1	10.4	3.5	3.2
Interest cost	45.6	44.5	9.4	8.2
Participant contributions	—	—	5.4	5.3
Plan amendments	—	—	(0.8)	—
Net transfer from/to affiliates	0.9	0.4	0.2	0.3
Actuarial (gain) loss	(6.0)	(27.5)	8.6	5.8
Benefit payments	(76.1)	(76.9)	(18.1)	(16.8)
Federal subsidy on benefits paid	N/A	N/A	1.3	1.3
Transfer	—	—	1.3	1.3
Obligation at December 31	$826.2	$851.7	$182.8	$172.0

Change in fair value of plan assets
Fair value at January 1	$902.7	$932.2	$170.8	$172.8
Actual return on plan assets	74.7	43.9	17.0	9.2
Employer contributions net of plan transfer	3.0	3.1	0.1	0.1
Participant contributions	—	—	5.4	5.3
Net transfer from/to affiliates	0.9	0.4	0.2	0.2
Benefit payments	(76.1)	(76.9)	(18.1)	(16.8)
Fair value at December 31	$905.2	$902.7	$175.4	$170.8
Funded status at December 31	$79.0	$51.0	$(7.4)	$(1.2)

In 2025 and 2024, we had actuarial gains related to our pension benefit obligations of $6.0 million and $27.5 million, respectively. The primary driver for the actuarial gain in 2025 was higher than expected asset returns. The primary driver for the actuarial gain in 2024 was a higher discount rate. Partially offsetting the gain in 2024, was lower than expected asset returns. The discount rate for our pension benefits was 5.49%, 5.70%, and 5.20% in 2025, 2024, and 2023, respectively.

In 2025 and 2024, we had actuarial losses related to our OPEB benefit obligation of $8.6 million and $5.8 million, respectively, both of which were driven by changes to medical trend assumptions and claims and premium updates. The 2025 loss was also driven by a lower discount rate. Partially offsetting the loss in 2024 was a higher discount rate. The discount rate for our OPEB benefits was 5.55%, 5.70%, and 5.15% in 2025, 2024, and 2023, respectively.

2025 Form 10-K	89	Wisconsin Electric Power Company

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2025	2024	2025	2024
Pension and OPEB assets	$105.8	$79.2	$—	$—
Other long-term liabilities	26.8	28.2	7.4	1.2
Total net assets	$79.0	$51.0	$(7.4)	$(1.2)

The accumulated benefit obligation for all defined benefit pension plans was $825.3 million and $851.0 million as of December 31, 2025 and 2024, respectively.

The following table shows information for the pension plans with an accumulated benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2025	2024
Accumulated benefit obligation	$26.7	$28.0

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. There were no plan assets related to these pension plans. Amounts presented are as of December 31:

(in millions)	2025	2024
Projected benefit obligation	$26.9	$28.2

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2025	2024
Accumulated benefit obligation	$182.8	$172.0
Fair value of plan assets	175.4	170.8

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2025	2024	2025	2024
Net regulatory assets (liabilities)
Net actuarial loss (gain)	$273.5	$311.1	$(69.3)	$(75.7)
Prior service credits	(1.7)	(1.8)	(1.0)	(0.3)
Total	$271.8	$309.3	$(70.3)	$(76.0)

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$10.1	$10.4	$10.3	$3.5	$3.2	$2.6
Interest cost	45.6	44.5	47.1	9.4	8.2	7.7
Expected return on plan assets	(59.1)	(61.6)	(64.3)	(10.9)	(11.0)	(13.4)
Plan settlement/curtailment	—	3.1	—	—	—	—
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.9)
Amortization of net actuarial loss (gain)	16.0	18.1	9.2	(3.9)	(5.7)	(8.7)
Net periodic benefit cost (credit)	$12.5	$14.4	$2.2	$(2.0)	$(5.4)	$(12.7)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2025 and 2024, we recorded a $9.8 million regulatory liability and a $9.9 million regulatory asset for pension costs, respectively, and a $1.0 million and a $17.8 million regulatory asset for OPEB costs, respectively. The above table does not reflect any adjustments for the creation of these regulatory assets and liabilities.

2025 Form 10-K	90	Wisconsin Electric Power Company

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2025	2024	2025	2024
Discount rate	5.49%	5.70%	5.55%	5.70%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	5.12%	5.14%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	8.00%	7.00%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2032	2033
Assumed medical cost trend rate (Post 65)	N/A	N/A	9.83%	6.20%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2034	2030

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2025	2024	2023
Discount rate	5.70%	5.20%	5.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	5.14%	5.14%	5.14%

	OPEB Benefits
	2025	2024	2023
Discount rate	5.70%	5.15%	5.50%
Expected return on plan assets	6.50%	6.50%	6.50%
Assumed medical cost trend rate (Pre 65)	7.00%	6.25%	6.50%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2033	2031	2031
Assumed medical cost trend rate (Post 65)	6.20%	6.55%	6.00%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2030	2030	2031

WEC Energy Group consults with its investment advisors on an annual basis to help forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2026, the expected return on asset assumption for the pension plan and OPEB plans is 6.50%.

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

2025 Form 10-K	91	Wisconsin Electric Power Company

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

The following tables provide the fair values of our investments by asset class:

	December 31, 2025
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$53.2	$—	$—	$53.2	$17.7	$—	$—	$17.7
International equity	56.3	—	—	56.3	18.4	—	—	18.4
Fixed income securities: (1)
United States bonds	—	402.5	0.7	403.2	17.1	50.9	0.1	68.1
International bonds	—	20.6	—	20.6	—	1.8	—	1.8
	$109.5	$423.1	$0.7	$533.3	$53.2	$52.7	$0.1	$106.0
Investments measured at net asset value:
Equity securities				138.1				38.1
Fixed income securities				—				7.4
Other				233.8				23.9
Total				$905.2				$175.4

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2024
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$55.2	$—	$—	$55.2	$17.6	$—	$—	$17.6
International equity	51.8	—	—	51.8	16.4	—	—	16.4
Fixed income securities: (1)
United States bonds	—	388.9	—	388.9	14.7	49.7	—	64.4
International bonds	—	28.0	—	28.0	—	2.8	—	2.8
	$107.0	$416.9	$—	$523.9	$48.7	$52.5	$—	$101.2
Investments measured at net asset value:
Equity securities				137.0				36.5
Fixed income securities				—				6.9
Other				241.8				26.2
Total				$902.7				$170.8

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

2025 Form 10-K	92	Wisconsin Electric Power Company

The following tables set forth a reconciliation of changes in fair values of pension and OPEB plan assets categorized as Level 3 in the fair value hierarchy:

	United States Bonds
(in millions)	Pension	OPEB
Beginning balance at January 1, 2025	$—	$—
Purchases	0.7	0.1
Ending balance at December 31, 2025	$0.7	$0.1

Cash Flows

We expect to contribute $3.0 million to the pension plans and $0.3 million to the OPEB plans in 2026, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2026	$83.7	$11.9
2027	80.2	12.6
2028	77.8	13.0
2029	76.6	13.4
2030	71.7	13.7
2031-2035	323.1	70.4

Savings Plans

WEC Energy Group sponsors 401(k) savings plans that allow substantially all of our full-time employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive a retirement contribution in lieu of receiving a pension benefit. Total costs incurred under all of these plans were $19.7 million, $17.7 million, and $15.5 million in 2025, 2024, and 2023, respectively.

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

At December 31, 2025, we reported two segments, our utility segment and our other segment, which are described below. All of our operations are located within the United States.

2025 Form 10-K	93	Wisconsin Electric Power Company

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

No significant items were reported in the other segment during the twelve months ended December 31, 2025, 2024, and 2023.

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

The following table shows additional financial information for our utility segment cost of sales for the years ended December 31, 2025, 2024, and 2023.

(in millions)	2025	2024	2023
Cost of Sales:
Fuel and purchased power	$1,217.7	$1,088.6	$1,178.9
Cost of natural gas sold	281.1	211.7	272.5

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

2025 Form 10-K	94	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	December 31, 2025	December 31, 2024
Assets
Other current assets (restricted cash)	$2.0	$1.5
Regulatory assets	67.5	76.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.3	9.2
Account payable	0.1	—
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	67.4	76.4

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2025:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2026	2027	2028	2029	2030	Later Years
Electric utility:
Nuclear	2033	$5,045.8	$681.6	$730.4	$782.6	$838.5	$898.5	$1,114.2
Coal supply and transportation	2030	262.2	144.3	93.0	19.7	3.5	1.7	—
Purchased power	2058	132.4	5.0	5.1	5.1	5.3	5.4	106.5
Natural gas utility supply and transportation	2048	697.4	88.6	84.4	80.4	72.4	42.6	329.0
Total		$6,137.8	$919.5	$912.9	$887.8	$919.7	$948.2	$1,549.7

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

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•the development of additional sources of renewable electric energy supply, battery storage, and natural gas and LNG storage facilities;

2025 Form 10-K	95	Wisconsin Electric Power Company

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
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the tracking and reporting of GHG emissions.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that would apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and are likely to be subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the CAA. The rule is expected to face litigation.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In 2023, the EPA issued a final Good Neighbor Rule, which required significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. In June 2024, the rule was stayed by the Supreme Court with respect to the specific applicant states, pending ongoing judicial review.

In response to the Supreme Court's order, in November 2024, the EPA administratively stayed the effectiveness of the Good Neighbor Rule through an interim final rule which extends a stay to all states to which the rule originally applied, including states in which we operate. The interim final rule also includes provisions to ensure that covered facilities in states with previously established requirements to mitigate interstate air pollution with respect to the 2008 ozone NAAQS will remain subject to equivalent requirements while the Good Neighbor Rule's effectiveness is stayed. Regardless of the outcome, we believe we are well positioned to comply with either standard. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Mercury and Air Toxics Standards

The EPA issued the MATS rule to limit emissions of mercury, acid gases, and other hazardous air pollutants. In May 2024, the EPA finalized amendments to the MATS rule (the "2024 Amendments") which among other things, lowered the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the requirements of the 2024 Amendments.

In June 2025, the EPA proposed to repeal the 2024 Amendments which would result in a return of the PM limit to 0.03 lb/MMBtu. In December 2025, the EPA submitted a draft of the rule to the OMB for interagency review. Following completion of the OMB review process, the EPA has stated it expects the rule to be finalized in the first quarter of 2026.

2025 Form 10-K	96	Wisconsin Electric Power Company

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. The EPA's initial ozone nonattainment area designation was effective August 2018, and the attainment status is evaluated every 3 years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status based on the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 2022.

After the most recent evaluation, the EPA issued a final rule in December 2024 that determined that parts of Southeast Wisconsin failed to attain 2015 ozone NAAQS and consequently would be reclassified from "moderate" to "serious", effective January 2025.

In February 2025, the State of Wisconsin filed a petition for review of this reclassification in the United States Court of Appeals for the Seventh Circuit. Wisconsin subsequently moved for a stay of the reclassification, which was granted in September 2025, pending the Court's review. This means that Southeast Wisconsin has returned to "moderate" status while the underlying lawsuit proceeds.

A nonattainment status of "serious" could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase emission reduction credits.

Particulate Matter

All counties within our service territory are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the WDNR submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations and has indicated it may extend the designation period. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion with the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The 2024 PM2.5 Standard remains in effect while the motion is being considered. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

New Source Performance Standards

Nitrogen Oxides

In January 2026, the EPA released a pre-publication version of its final rule regulating NOx for CTs constructed, modified, or reconstructed after December 13, 2024. The final rule, which became effective January 15, 2026 and established NOx emissions standards for several subcategories of new, modified, and reconstructed CTs based on the size, rates of utilization, design efficiency, and fuel type of these turbines. We believe we are well positioned to comply with this rule.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable GHG emission standards for coal plants until the end of 2031. Thereafter, the applicable standard is dependent upon the unit's retirement date. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals, and it is being held in abeyance at the request of the parties.

In March 2024, the EPA announced it had removed regulations on existing natural gas CTs from the rule. At that time, the EPA indicated it would work on new rulemaking in phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants

2025 Form 10-K	97	Wisconsin Electric Power Company

emissions. See New Source Performance Standards - Nitrogen Oxides above for a discussion of the EPA's recent actions addressing NOx.

In June 2025, the EPA issued a proposed rule that contains a primary and an alternative proposal which, depending on which version is finalized, would result in either a broad repeal of GHG emissions standards or a more narrow repeal of the rule's carbon capture and storage requirements. WEC Energy Group does not expect either alternative to have any impact on its current capital plan. Any final rule would likely be subject to litigation. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, under the Federal Deregulatory Actions discussion above, in September 2025, the EPA released a proposal to amend the GHG Reporting Program to permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission affiliates until 2034. We continue to monitor the status of these deregulatory actions.

WEC Energy Group's capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031. See Note 8, Property, Plant, and Equipment, for more information related to our planned power plant retirements. WEC Energy Group has a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units in 2025. WEC Energy Group expects to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

WEC Energy Group also continues to focus on methane emission reductions by improving and upgrading its natural gas distribution system and using RNG throughout its natural gas utility systems.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

The Clean Water Act Cooling Water Intake Structure Rule requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities.

Other than OCPP Units 7 and 8, we have received final or interim BTA determinations for all generation facilities where applicable. We believe existing technology at OCPP Units 7 and 8 also meets the rule requirements for BTA and anticipate that the units will receive that determination when their Wisconsin Pollutant Discharge Elimination System permit is reissued, which is expected in 2026.

Steam Electric Effluent Limitation Guidelines

The EPA's 2024 Supplemental ELG Rule (the "2024 ELG Rule") established ZLD requirements for bottom ash transport water, flue gas desulfurization, and combustion residual leachate wastewaters at coal-fueled facilities. The 2024 ELG Rule also established a new subcategory, providing an alternative compliance pathway for facility owners that commit to the PCCC at a particular facility by December 31, 2034. In exchange for this commitment, ZLD technologies will not be required and less stringent standards will apply at applicable facilities. The 2024 ELG Rule also allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2034 if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States DOE, a public utility commission, or independent system operator. Based on current electric

2025 Form 10-K	98	Wisconsin Electric Power Company

generation resource planning, in December 2025, we filed Notice of Planned Participations to opt into the PCCC subcategory for certain of our past and current coal-fueled facilities.

In December 2025, the EPA published a final rule, effective March 2, 2026, that extends the deadline for facility owners to opt into a subcategory under the 2024 ELG Rule, allowing them more time to assess potential compliance pathways to continue producing low-cost electricity into the future while meeting wastewater standards.

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenge. The outcome of this case may affect our compliance plans.

Land Quality

Manufactured Gas Plant Remediation

We have identified sites at which we or a predecessor company owned or operated a manufactured gas plant or stored manufactured gas. We have also identified other sites that may have been impacted by historical manufactured gas plant activities. We are responsible for the environmental remediation of these sites. We are working with the state of Wisconsin in our investigation and remediation planning and efforts. These sites are at various stages of investigation, monitoring, remediation, and closure.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2025	2024
Regulatory assets for environmental remediation costs	$7.8	$10.8
Reserves for future environmental remediation (1)	$7.7	$10.6

(1)    Recorded within other long-term liabilities on our balance sheets.

Coal Combustion Residuals Rule

An EPA rule for CCR that applies to landfills, historic fill sites, and projects where CCR was placed at a power plant site became effective in November 2024. The rule also regulates previously exempt closed landfills.

We anticipate this rule will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. We expect the cost of additional remediation would be recoverable through future rates.

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR Rule. The EPA has stated it plans to publish a new final rule by the end of 2026. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

2025 Form 10-K	99	Wisconsin Electric Power Company

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. We have achieved our required renewable energy percentage of 8.27% by constructing various wind and solar facilities, a biomass facility, and by also relying on renewable energy purchases. We continue to review our renewable energy portfolio and acquire cost-effective renewables as needed to meet our requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and we fund the program, along with other utilities, based on 1.2% of our annual retail operating revenues.

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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Year Ended December 31
(in millions)	2025	2024	2023
Cash paid for interest, net of amount capitalized	$482.7	$474.9	$463.8
Cash paid for income taxes, net	57.5	64.3	99.1
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	191.8	178.4	71.8
Liabilities accrued for software licensing agreements	9.0	—	—

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2025	2024	2023
Cash and cash equivalents	$—	$0.4	$6.1
Restricted cash included in other current assets	2.0	1.5	0.8
Restricted cash included in other long-term assets	0.6	0.6	0.6
Cash, cash equivalents, and restricted cash	$2.6	$2.5	$7.5

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 21, Variable Interest Entities, for more information.

NOTE 24—REGULATORY ENVIRONMENT

Very Large Customer and Bespoke Resources Tariffs

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. We subsequently filed testimony in October 2025 slightly modifying the initial proposals. Under these proposed inter-connected tariffs, VLCs (new customers using 500 MWs or more, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

2025 Form 10-K	100	Wisconsin Electric Power Company

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

We expect a decision from the PSCW in the second quarter of 2026. Prior to the PSCW approving the tariffs, for infrastructure investments that have not received regulatory approval, we require VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse us for all costs associated with projects, including any associated costs incurred by ATC for transmission infrastructure projects, requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project.

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

In December 2024, the PSCW issued a final written order approving electric, natural gas, and steam base rate increases, effective January 1, 2025 and 2026, as applicable. The final written order reflected the following:

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

2025 Form 10-K	101	Wisconsin Electric Power Company

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
•We were required to implement escrow accounting treatment for pension and OPEB costs. As a result, we defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.
•As discussed above, we were authorized to file a limited electric and natural gas rate case re-opener for 2024.

2025 Form 10-K	102	Wisconsin Electric Power Company

NOTE 25—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2025	2024	2023
AFUDC-Equity	$78.9	$46.0	$41.0
Non-service components of net periodic benefit costs	(19.9)	24.3	24.1
Interest income	2.9	9.8	1.1
Other, net	1.0	(1.1)	2.6
Other income, net	$62.9	$79.0	$68.8

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The amendments clarify interim disclosure requirements and the applicability of Topic 270. The amendments include a comprehensive list of interim disclosures that are currently required under GAAP. The amendments also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. Finally, the amendments clarify the types of interim reporting and the form and content of interim financial statements in accordance with GAAP. The amendments are effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Accounting for Government Grants

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities. The amendments establish the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. The amendments also require disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The amendments are effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

2025 Form 10-K	103	Wisconsin Electric Power Company

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2025 Form 10-K	104	Wisconsin Electric Power Company

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Election of Directors," "Corporate Governance – Frequently Asked Questions," and "Committees of the WEC Energy Group Board of Directors" in our Definitive Information Statement on Schedule 14C to be filed with the SEC for our Annual Meeting of Shareholders to be held April 30, 2026 (the "2026 Annual Meeting Information Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Committees of the WEC Energy Group Board of Directors," and "Certain Relationships and Related Transactions" in the 2026 Annual Meeting Information Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is owned by our parent company, WEC Energy Group, Inc., 231 West Michigan Street, P.O. Box 1331, Milwaukee, Wisconsin 53201. Our directors and director nominees, who are all senior officers of WE and/or WEC Energy Group, as well as our other executive officers, do not own any of our voting securities. The information concerning their beneficial ownership in WEC Energy Group common stock, as well as information regarding ownership of our preferred securities as set forth under "Stock Ownership of Directors, Nominees and Executive Officers" and "Owners of More Than 5% of Preferred Stock," respectively, in the 2026 Annual Meeting Information Statement is incorporated herein by reference.

We do not have any equity compensation plans under which our equity securities may be issued. Our directors, officers and certain employees participate in the compensation plans of WEC Energy Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Corporate Governance – Frequently Asked Questions" and "Certain Relationships and Related Transactions" in the 2026 Annual Meeting Information Statement is incorporated herein by reference. A full description of the guidelines the WEC Energy Group Board uses to determine director independence is located in Appendix A of WEC Energy Group's Corporate Governance Guidelines, which can be found on its website, www.wecenergygroup.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our AOC under "Independent Auditors' Fees and Services" in the 2026 Annual Meeting Information Statement is incorporated herein by reference.

2025 Form 10-K	105	Wisconsin Electric Power Company

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Report of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Report of Independent Registered Public Accounting Firm (PCAOB No. 34).	54

	Consolidated Income Statements for the three years ended December 31, 2025, 2024, and 2023.	56

	Consolidated Balance Sheets at December 31, 2025 and 2024.	57

	Consolidated Statements of Cash Flows for the three years ended December 31, 2025, 2024, and 2023.	58

	Consolidated Statements of Equity for the three years ended December 31, 2025, 2024, and 2023.	59

	Notes to Consolidated Financial Statements.	60

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2025, 2024, and 2023.	110

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WE, as amended and restated effective January 10, 1995. (Exhibit (3)-1 to WE's 12/31/94 Form 10-K.)

	3.2*	Bylaws of WE, as amended to May 1, 2000. (Exhibit (3)-2 to WE's 03/31/00 Form 10-Q.)

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation of WE. (See Exhibit 3.1 above.)

	4.2*	Description of WE's Preferred Stock. (Exhibit 4.2 to WE's 12/31/19 Form 10-K.)

Indentures and Securities Resolutions:

	4.3*	Indenture for Debt Securities of WE (the "WE Indenture"), dated December 1, 1995. (Exhibit (4)-1 to WE's 12/31/95 Form 10-K.)

	4.4*	Securities Resolution No. 1 of WE under the WE Indenture, dated December 5, 1995. (Exhibit (4)-2 to WE's 12/31/95 Form 10-K.)

2025 Form 10-K	106	Wisconsin Electric Power Company

Number	Exhibit
	4.5*	Securities Resolution No. 3 of WE under the WE Indenture, dated May 27, 1998. (Exhibit (4)-1 to WE's 06/30/98 Form 10-Q.)

4.6*
Securities Resolution No. 5 of WE under the WE Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to WE's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

	4.7*	Securities Resolution No. 7 of WE under the WE Indenture, dated as of November 2, 2006. (Exhibit 4.1 to WE's 11/02/06 Form 8-K.)

	4.8*	Securities Resolution No. 12 of WE under the WE Indenture, dated as of December 5, 2012. (Exhibit 4.1 to WE's 12/05/12 Form 8-K.)

	4.9*	Securities Resolution No. 14 of WE under the WE Indenture, dated as of May 12, 2014. (Exhibit 4.1 to WE's 05/12/14 Form 8-K.)

	4.10*	Securities Resolution No. 16 of WE under the WE Indenture, dated as of November 13, 2015. (Exhibit 4.1 to WE's 11/13/15 Form 8-K.)

	4.11*	Securities Resolution No. 17 of WE under the WE Indenture, dated as of October 1, 2018. (Exhibit 4.1 to WE's 10/01/18 Form 8-K.)

	4.12*	Securities Resolution No. 19 of WE under the WE Indenture, dated as of June 8, 2021. (Exhibit 4.1 to WE's 06/15/21 Form 8-K.)

	4.13*	Securities Resolution No. 20 of WE under the WE Indenture, dated as of September 14, 2022. (Exhibit 4.1 to WE's 09/22/22 Form 8-K.)

	4.14*	Securities Resolution No. 21 of WE under the WE Indenture, dated as of May 7, 2024. (Exhibit 4.1 to WE's 05/14/2024 Form 8-K.)

	4.15*	Securities Resolution No. 22 of WE under the WE Indenture, dated as of September 9, 2024. (Exhibit 4.1 to WE's 09/13/2024 Form 8-K.)

	4.16*	Securities Resolution No. 23 of WE under the WE Indenture, dated as of September 18, 2025. (Exhibit 4.1 to WE's 09/25/2025 Form 8-K.)

	4.17*	Securities Resolution No. 24 of WE under the WE Indenture, dated as of December 2, 2025. (Exhibit 4.1 to WE's 12/05/2025 Form 8-K.)

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

2025 Form 10-K	107	Wisconsin Electric Power Company

Number	Exhibit
	10.5*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018. (Exhibit 10.6 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.6*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.7 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

	10.7*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019. (Exhibit 10.8 to WEC Energy Group's 12/31/18 Form 10-K (File No. 001-09057).)**

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

	10.9*	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022. (Exhibit 10.16 to WEC Energy Group's 12/31/21 Form 10-K. (File No. 001-09057).)**

	10.10*	Letter Agreement by and between WEC Energy Group and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K (File No. 001-09057).)**

	10.11*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q (File No. 001-09057).)**

	10.12*	Letter Agreement by and between WEC Energy Group and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q. (File No. 001-09057).)**

	10.13*	Letter Agreement by and between WEC Energy Group and Michael Hooper, dated March 7, 2024. (Exhibit 10.1 to WEC Energy Group's 03/12/24 Form 8-K.)**

	10.14.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K (File No. 001-09057).)**

	10.14.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's 05/11/21 Form 8-K (File No. 001-09057).)**

	10.15*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2023. (Exhibit 10.1 to WEC Energy Group's 12/02/22 Form 8-K (File No. 001-09057).)**

10.16*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group’s 12/31/15 Form 10-K (File No. 001-09057).)**

	10.17*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 06/30/21 Form 10-Q (File No. 001-09057).)**

	10.18*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.3 to WEC Energy Group's 06/30/21 Form 10-Q (File No. 001-09057).)**

	10.19*	PWGS I Facility Lease Agreement between PWGS, as Lessor, and WE, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to WE's 06/30/03 Form 10-Q.)

	10.20*	PWGS II Facility Lease Agreement between PWGS, as Lessor, and WE, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q.)

	10.21*	ER I Facility Lease Agreement between ERGS, as Lessor, and WE, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

	10.22*	ER II Facility Lease Agreement between ERGS, as Lessor, and WE, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K (File No. 001-09057).)

2025 Form 10-K	108	Wisconsin Electric Power Company

Number	Exhibit
	10.23*	Point Beach PPA between FPL Energy Point Beach, LLC and WE, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q (File No. 001-09057).)

	10.24*	Letter Agreement between WE and FPL Energy Point Beach, LLC, dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K (File No. 001-09057).)

19	Insider Trading Policies and Procedures

	19.1	Corporate Securities Trading Policy

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WE.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2025 Form 10-K	109	Wisconsin Electric Power Company

SCHEDULE II
WISCONSIN ELECTRIC POWER COMPANY
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2025	$46.9	$66.0	$6.3	$(79.5)	$39.7
December 31, 2024	44.5	32.8	46.3	(76.7)	46.9
December 31, 2023	49.7	23.8	45.7	(74.7)	44.5

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2025 Form 10-K	110	Wisconsin Electric Power Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY

	By	/s/ SCOTT J. LAUBER
Date:	February 20, 2026	Scott J. Lauber
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 20, 2026
Scott J. Lauber, Chairman of the Board, Chief Executive Officer and Director --
Principal Executive Officer

/s/ XIA LIU	February 20, 2026
Xia Liu, Executive Vice President, Chief Financial Officer and Director --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 20, 2026
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ MICHAEL W. HOOPER	February 20, 2026
Michael W. Hooper, Director

/s/ KYLE A. HOOPS	February 20, 2026
Kyle A. Hoops, Director

/s/ MARGARET C. KELSEY	February 20, 2026
Margaret C. Kelsey, Director

2025 Form 10-K	111	Wisconsin Electric Power Company