Form 10-Q
period 2026-03-31
WISCONSIN ELECTRIC POWER CO
filed 2026-05-07
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
March 31, 2026

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

03/31/2026 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker

03/31/2026 Form 10-Q	ii	Wisconsin Electric Power Company

CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
UFLPA	Uyghur Forced Labor Prevention Act
VLC	Very Large Customer

03/31/2026 Form 10-Q	iii	Wisconsin Electric Power Company

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2025 Annual Report on Form 10-K, and those identified below:

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of changes to United States trade policy (including changes to tariffs on imports, port fees, and other trade policy tools) as well as changes to foreign governments' trade policies impacting United States exports, supply chain disruptions (including from rail congestion), inflation, and other factors;

03/31/2026 Form 10-Q	1	Wisconsin Electric Power Company

•Risks related to providing service to data centers and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, lower than anticipated need for electricity by these customers, failure to garner public support, or new legislation or regulation impacting large-scale customer cost allocation;

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from increasing tensions between the United States and other countries, such as the war with Iran, or from other new, protracted or escalating regional or international conflicts;

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

•Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including data centers and other large-scale customers, participants in the energy trading markets and fuel suppliers and transporters;

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

03/31/2026 Form 10-Q	2	Wisconsin Electric Power Company

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

03/31/2026 Form 10-Q	3	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions)	2026	2025
Operating revenues	$1,323.5	$1,179.1

Operating expenses
Cost of sales	481.6	399.6
Other operation and maintenance	284.2	252.1
Depreciation and amortization	165.4	150.9
Property and revenue taxes	34.0	30.9
Total operating expenses	965.2	833.5

Operating income	358.3	345.6

Other income, net	31.3	10.8
Interest expense	123.7	124.7
Other expense	(92.4)	(113.9)

Income before income taxes	265.9	231.7
Income tax expense	30.4	35.3
Net income	235.5	196.4

Preferred stock dividend requirements	0.3	0.3
Net income attributed to common shareholder	$235.2	$196.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets
Accounts receivable and unbilled revenues, net of reserves of $38.8 and $39.7, respectively	$670.2	$742.2
Accounts receivable from related parties	108.0	120.5
Materials, supplies, and inventories	296.3	322.7
Prepaid taxes	84.3	115.8
Other prepayments	25.4	30.1
Other	38.0	24.3
Current assets	1,222.2	1,355.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $6,494.6 and $6,373.9, respectively	15,590.9	15,208.6
Regulatory assets (March 31, 2026 and December 31, 2025 include $65.5 and $67.5, respectively, related to WEPCo Environmental Trust)	2,928.1	2,941.0
Pension and OPEB assets	106.8	105.8
Other	91.4	85.4
Long-term assets	18,717.2	18,340.8
Total assets	$19,939.4	$19,696.4

Liabilities and Equity
Current liabilities
Short-term debt	$135.0	$680.6
Current portion of long-term debt (March 31, 2026 and December 31, 2025 include $9.3 related to WEPCo Environmental Trust)	9.3	9.3
Current portion of finance lease obligations	118.1	113.4
Accounts payable	382.4	530.8
Accounts payable to related parties	215.1	214.7
Accrued taxes	55.1	19.9
Accrued payroll and benefits	52.4	54.5
Accrued interest	69.5	31.9
Other	67.1	126.0
Current liabilities	1,104.0	1,781.1

Long-term liabilities
Long-term debt (March 31, 2026 and December 31, 2025 include $67.4 related to WEPCo Environmental Trust)	4,813.2	4,516.0
Finance lease obligations	2,710.9	2,715.4
Deferred income taxes	1,693.2	1,666.6
Regulatory liabilities	1,771.7	1,759.0
Other	486.2	478.7
Long-term liabilities	11,475.2	11,135.7

Commitments and contingencies (Note 18)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	4,354.0	3,948.6
Retained earnings	2,642.9	2,467.7
Common shareholder's equity	7,329.8	6,749.2

Preferred stock	30.4	30.4
Total liabilities and equity	$19,939.4	$19,696.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2026	2025
Operating activities
Net income	$235.5	$196.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	165.4	150.9
Deferred income taxes and ITCs, net	(4.9)	(38.1)
Change in –
Accounts receivable and unbilled revenues, net	74.9	1.0
Materials, supplies, and inventories	26.4	49.8
Prepaid taxes	31.5	52.4
Other current assets	(9.5)	1.3
Accounts payable	(72.6)	(120.2)
Accrued taxes	35.2	50.2
Accrued interest	37.6	33.2
Other current liabilities	(50.7)	6.2
Other, net	12.5	8.6
Net cash provided by operating activities	481.3	391.7

Investing activities
Capital expenditures	(531.1)	(417.9)
Reimbursement for ATC's transmission infrastructure upgrades	—	33.1
Other, net	(15.0)	(5.8)
Net cash used in investing activities	(546.1)	(390.6)

Financing activities
Change in short-term debt	(545.6)	(151.9)
Issuance of long-term debt	299.4	—
Payments for finance lease obligations	(27.7)	(23.8)
Equity contribution from parent	405.0	300.0
Payment of dividends to parent	(60.0)	(60.0)
Other, net	(3.7)	(0.3)
Net cash provided by financing activities	67.4	64.0

Net change in cash, cash equivalents, and restricted cash	2.6	65.1
Cash, cash equivalents, and restricted cash at beginning of period	2.6	2.5
Cash, cash equivalents, and restricted cash at end of period	$5.2	$67.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2025	$332.9	$3,948.6	$2,467.7	$6,749.2	$30.4	$6,779.6
Net income attributed to common shareholder	—	—	235.2	235.2	—	235.2
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	405.0	—	405.0	—	405.0
Stock-based compensation and other	—	0.4	—	0.4	—	0.4
Balance at March 31, 2026	$332.9	$4,354.0	$2,642.9	$7,329.8	$30.4	$7,360.2

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2
Net income attributed to common shareholder	—	—	196.1	196.1	—	196.1
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	300.0	—	300.0	—	300.0
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2025	$332.9	$3,003.5	$2,577.0	$5,913.4	$30.4	$5,943.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	7	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2026

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

Pending Acquisitions of Electric Generation Facilities in Wisconsin

We filed for PSCW approval to purchase a 30% ownership interest in Weston Generating Station Unit 4, an approximately 500 MW supercritical pulverized coal base load electric generating facility located in the Villages of Kronenwetter and Rothschild, Wisconsin and the Town of Knowlton, Wisconsin. WPS currently owns a 70% interest in this facility. Pursuant to the asset purchase agreement, we would purchase the remaining 30% interest currently owned by an unrelated third-party for its book value at the closing date, currently estimated at $150 million. If approved, it is anticipated that the transaction would close by the end of 2026.

In December 2025, we, along with WPS and an unaffiliated utility, signed an agreement to acquire Whitetail Wind Energy Generation Facility, a wind-powered electric generation project with a total capacity of 67.2 MW. This project has been approved by the PSCW and will be located in Grant County, Wisconsin. We will own 80% and our portion of the purchase price is expected to be approximately $178 million. The project is expected to close in late 2027 and it is expected to qualify for PTCs.

03/31/2026 Form 10-Q	8	Wisconsin Electric Power Company

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

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

	Three Months Ended March 31
(in millions)	2026	2025
Wisconsin Electric Power Company
Electric utility	$1,015.7	$935.3
Natural gas utility	298.1	240.8
Total revenues from contracts with customers	1,313.8	1,176.1
Other operating revenues	9.7	3.0
Total operating revenues	$1,323.5	$1,179.1

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2026	2025
Residential	$420.5	$401.9
Small commercial and industrial	329.0	306.9
Large commercial and industrial	167.6	145.0
Other	5.6	5.7
Total retail revenues	922.7	859.5
Wholesale	14.4	14.1
Resale	63.6	48.6
Steam	13.8	12.5
Other utility revenues	1.2	0.6
Total electric utility operating revenues	$1,015.7	$935.3

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2026	2025
Residential	$190.1	$169.1
Commercial and industrial	85.4	77.9
Total retail revenues	275.5	247.0
Transportation	8.6	8.0
Other utility revenues (1)	14.0	(14.2)
Total natural gas utility operating revenues	$298.1	$240.8

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were included in rates.

03/31/2026 Form 10-Q	9	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2026	2025
Bespoke resources current return (1)	$4.3	$—
Late payment charges	3.7	3.3
Rental revenues	1.3	0.3
Alternative revenues (2)	0.4	(0.6)
Total other operating revenues	$9.7	$3.0

(1)    Consists of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs. For more information about the bespoke resources current return, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

(2)    Alternative revenues consist of amounts to be recovered or refunded to customers subject to wholesale true-ups. Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at March 31, 2026 and December 31, 2025.

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

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	March 31, 2026	December 31, 2025
Accounts receivable and unbilled revenues	$709.0	$781.9
Allowance for credit losses	38.8	39.7
Accounts receivable and unbilled revenues, net (1)	$670.2	$742.2

Total accounts receivable, net – past due greater than 90 days (1)	$34.5	$33.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.5%	94.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at March 31, 2026, $419.7 million, or 62.6%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

03/31/2026 Form 10-Q	10	Wisconsin Electric Power Company

A rollforward of the allowance for credit losses is included below:

	Three Months Ended March 31
(in millions)	2026	2025
Balance at January 1	$39.7	$46.9
Provision for credit losses	44.3	12.7
Provision for credit losses deferred for future recovery or refund	(27.6)	(6.0)
Write-offs charged against the allowance	(26.5)	(23.2)
Recoveries of amounts previously written off	8.9	7.5
Balance at March 31	$38.8	$37.9

There was a $9.0 million decrease in the allowance for credit losses at March 31, 2025, compared to January 1, 2025. The decrease was largely driven by customer write-offs in addition to a decrease in past due account balances.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	March 31, 2026	December 31, 2025
Regulatory assets
We Power finance leases	$1,161.9	$1,158.6
Plant retirement related items	623.3	634.3
Income tax related items	429.7	413.3
Pension and OPEB costs	280.3	289.0
System support resource	90.1	92.6
Uncollectible expense	87.1	114.7
Securitization	65.5	67.5
Asset retirement obligations	62.4	59.7
Other finance and operating leases	28.9	25.2
Electric transmission costs	22.6	15.3
Bluewater Natural Gas Holding, LLC	12.8	13.9
Other, net	63.5	56.9
Total regulatory assets	$2,928.1	$2,941.0

(in millions)	March 31, 2026	December 31, 2025
Regulatory liabilities
Removal costs	$877.5	$862.1
Income tax related items	656.5	663.5
Pension and OPEB benefits	113.3	114.6
Energy costs refundable through rate adjustments	48.1	47.2
Earnings sharing mechanism	28.5	29.3
Other, net	50.0	57.9
Total regulatory liabilities	$1,773.9	$1,774.6

Balance sheet presentation
Other current liabilities	$2.2	$15.6
Regulatory liabilities	1,771.7	1,759.0
Total regulatory liabilities	$1,773.9	$1,774.6

03/31/2026 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Plant to be Retired

Oak Creek Power Plant Units 7-8

The retirement of OCPP Units 7 and 8 became probable at the end of 2022, following initial PSCW approvals for replacement generation. On April 1, 2026, we announced plans to extend the operating lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through 2027. These units were previously scheduled to be retired at the end of 2026. The decision to postpone the retirement dates for these units is based on two critical factors, reliability and affordability for our customers. This past winter the Midwest power market experienced tightened energy supply and higher energy costs during extreme temperatures. Keeping OCPP Units 7 and 8 available will better position us to serve customers with safe, reliable and affordable energy on the hottest and coldest days of the year. The extension of these units will serve as a bridge until new dispatchable generation begins to come online, which is expected in late 2027.

The total net book value of our ownership share of OCPP Units 7 and 8 was $613.3 million at March 31, 2026, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

NOTE 7—COMMON EQUITY

Various financing arrangements and regulatory requirements impose certain restrictions on our ability to transfer funds to WEC Energy Group in the form of cash dividends, loans, or advances. In addition, Wisconsin law prohibits us from making loans to or guaranteeing obligations of WEC Energy Group or its other subsidiaries. See Note 11, Common Equity, in our 2025 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2026	December 31, 2025
Commercial paper
Amount outstanding	$135.0	$680.6
Weighted-average interest rate on amounts outstanding	3.94%	3.88%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2026 was $445.4 million with a weighted-average interest rate during the period of 3.85%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	March 31, 2026
Revolving credit facility	August 2030	$800.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		135.0
Available capacity under existing credit facility		$664.0

03/31/2026 Form 10-Q	12	Wisconsin Electric Power Company

NOTE 9—LONG-TERM DEBT

In March 2026, we issued $300.0 million of 5.65% Debentures, due March 15, 2056, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	March 31, 2026	December 31, 2025
Materials and supplies	$230.2	$225.2
Fossil fuel	52.6	53.3
Natural gas in storage	13.5	44.2
Total	$296.3	$322.7

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 11—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$265.9		$231.7
United States federal statutory income tax rate	$55.8	21.0%	$48.6	21.0%
State and local income taxes net of federal tax effect (1)	13.4	5.1%	14.1	6.1%
Tax credits
PTCs, net (2)	(14.0)	(5.3)%	(13.0)	(5.6)%
Other	(1.6)	(0.6)%	(1.1)	(0.5)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(12.4)	(4.7)%	(5.0)	(2.2)%
Other	2.1	0.8%	1.1	0.5%
Other adjustments
Federal excess deferred tax amortization (4)	(6.8)	(2.6)%	(7.0)	(3.0)%
Tax repairs (5)	(5.1)	(1.9)%	(5.2)	(2.2)%
Other, net	(1.0)	(0.4)%	2.8	1.1%
Total income tax expense	$30.4	11.4%	$35.3	15.2%

(1)    State taxes in Wisconsin made up the majority of the tax effect in this category.

(2)    PTCs are an inflation adjusted United States federal income tax credit for each kilowatt hour of electricity generated by certain renewable energy projects.

(3)    AFUDC-Equity represents the cost of capital (i.e. ROE) that is added to the construction cost of an asset while it is being built. The tax benefit for regulated utilities from AFUDC-Equity is a regulatory gross-up to allow the recovery of income taxes on the equity portion of construction costs, even though it is not a tax deductible expense.

(4)    The Tax Cuts and Jobs Act of 2017 required us to remeasure our deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018, in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(5)    Amounts reflect the net benefit related to the flow through of tax repairs in connection with various rate orders.

03/31/2026 Form 10-Q	13	Wisconsin Electric Power Company

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

There were no income taxes paid or received during the three months ended March 31, 2026 and 2025.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.6	$1.5	$—	$2.1
FTRs	—	—	1.1	1.1
Total derivative assets	$0.6	$1.5	$1.1	$3.2

Derivative liabilities
Natural gas contracts	$10.1	$0.4	$—	$10.5

03/31/2026 Form 10-Q	14	Wisconsin Electric Power Company

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$3.1	$—	$3.3
FTRs	—	—	2.9	2.9
Total derivative assets	$0.2	$3.1	$2.9	$6.2

Derivative liabilities
Natural gas contracts	$5.9	$1.8	$—	$7.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2026	2025
Balance at the beginning of the period	$2.9	$2.9
Sales	(0.1)	—
Settlements	(1.7)	(1.8)
Balance at the end of the period	$1.1	$1.1

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.6	$30.4	$21.2
Long-term debt, including current portion	4,822.5	4,661.1	4,525.3	4,434.6

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

03/31/2026 Form 10-Q	15	Wisconsin Electric Power Company

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

	March 31, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.1	$10.3	$3.3	$7.4
FTRs	1.1	—	2.9	—
Total current	3.2	10.3	6.2	7.4

Long-term
Natural gas contracts	—	0.2	—	0.3

Total	$3.2	$10.5	$6.2	$7.7

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	18.9 Dth	$9.4	18.2 Dth	$1.5
FTRs	3.8 MWh	(0.1)	4.7 MWh	1.0
Total		$9.3		$2.5

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2026 and December 31, 2025, we had posted cash collateral of $27.3 million and $12.2 million, respectively. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$3.2	$10.5		$6.2	$7.7
Gross amount not offset on the balance sheet	(0.6)	(10.1)	(1)	(0.3)	(6.1)	(2)
Net amount	$2.6	$0.4		$5.9	$1.6

(1)    Includes cash collateral posted of $9.5 million.

(2)    Includes cash collateral posted of $5.8 million.

NOTE 14—GUARANTEES

As of March 31, 2026, we had $27.5 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, of which $27.4 million automatically renews each year unless proper termination notice is given and $0.1 million expires in less than one year. These amounts are not reflected on our balance sheets.

03/31/2026 Form 10-Q	16	Wisconsin Electric Power Company

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2026	2025
Service cost	$2.7	$2.6
Interest cost	10.9	11.7
Expected return on plan assets	(14.2)	(14.8)
Amortization of net actuarial loss	4.6	4.3
Net periodic benefit cost	$4.0	$3.8

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2026	2025
Service cost	$1.0	$0.9
Interest cost	2.5	2.4
Expected return on plan assets	(2.7)	(2.7)
Amortization of prior service credit	(0.1)	—
Amortization of net actuarial gain	(0.6)	(0.8)
Net periodic benefit cost (credit)	$0.1	$(0.2)

During the three months ended March 31, 2026, we made contributions and payments of $0.9 million related to our pension plans and an insignificant amount related to our OPEB plans. During the remainder of 2026, we expect to make contributions and payments of $2.1 million related to our pension plans and $0.3 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

We utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of March 31, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $9.2 million and $9.8 million, respectively, for pension costs and regulatory assets of $7.4 million and $1.0 million, respectively, for OPEB costs. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

NOTE 16—SEGMENT INFORMATION

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

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, as well as the revenue streams for the products or services provided to customers through electric and natural gas operations. See Note 3, Operating Revenues, for more information on disaggregation of operating revenues. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in our 2025 Annual Report on Form 10-K.

At March 31, 2026, we reported two segments, our utility segment and our other segment, which are described below. All of our operations are located within the United States.

03/31/2026 Form 10-Q	17	Wisconsin Electric Power Company

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

No significant items were reported in the other segment during the three months ended March 31, 2026 and 2025.

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

The following table shows additional financial information for our utility segment cost of sales for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31
(in millions)	2026	2025
Fuel and purchased power	$309.8	$276.2
Cost of natural gas sold	171.8	123.4

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

WEPCo Environmental Trust Finance I, LLC

In November 2020, the PSCW issued a financing order approving the use of securitization to recover $100 million of undepreciated environmental control costs related to our retired Pleasant Prairie power plant, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees. The financing order also authorized us to form WEPCo Environmental Trust, a bankruptcy-remote special purpose entity, for the sole purpose of issuing ETBs to recover the costs approved in the financing order. WEPCo Environmental Trust is our wholly owned subsidiary.

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

03/31/2026 Form 10-Q	18	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	March 31, 2026	December 31, 2025
Assets
Other current assets (restricted cash)	$4.6	$2.0
Regulatory assets	65.5	67.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.3	9.3
Accounts payable	0.1	0.1
Accrued interest	0.4	0.1
Long-term debt	67.4	67.4

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2026, were approximately $8.1 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, PM, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and are likely to be subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the CAA. Litigation over the rule has been initiated in the D.C. Circuit Court of Appeals.

03/31/2026 Form 10-Q	19	Wisconsin Electric Power Company

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In 2023, the EPA issued a final Good Neighbor Rule, which required significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. In June 2024, the rule was stayed by the Supreme Court with respect to the specific applicant states, pending ongoing judicial review.

In response to the Supreme Court's order, in November 2024, the EPA administratively stayed the effectiveness of the Good Neighbor Rule through an interim final rule which extends a stay to all states to which the rule originally applied, including Wisconsin. The interim final rule also includes provisions to ensure that covered facilities in states with previously established requirements to mitigate interstate air pollution with respect to the 2008 ozone NAAQS will remain subject to equivalent requirements while the Good Neighbor Rule's effectiveness is stayed. Regardless of the outcome, we believe we are well positioned to comply with either standard. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Mercury and Air Toxics Standards

The EPA issued the MATS rule to limit emissions of mercury, acid gases, and other hazardous air pollutants. In May 2024, the EPA finalized amendments to the MATS rule (the "2024 Amendments") which among other things, lowered the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu.

In February 2026, the EPA issued a final rule effective April 27, 2026, repealing the 2024 Amendments. The final rule reverts back to the prior PM limit of 0.03 lb/MMBtu and eliminates the requirement of continuous emissions monitoring of PM emissions.

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

After the most recent evaluation, the EPA issued a final rule in December 2024 that determined that parts of Southeast Wisconsin failed to attain 2015 ozone NAAQS and consequently would be reclassified from "moderate" to "serious," effective January 2025.

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

Particulate Matter

All counties within our service territory are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the Wisconsin Department of Natural Resources submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations and has indicated it may extend the designation period by 1 year due to a lack of adequate air monitoring data. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including

03/31/2026 Form 10-Q	20	Wisconsin Electric Power Company

the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion with the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The 2024 PM2.5 Standard remains in effect while the motion is being considered. In April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

New Source Performance Standards

Nitrogen Oxides

In January 2026, the EPA released a final rule regulating NOx for CTs constructed, modified, or reconstructed after December 13, 2024. The final rule became effective January 15, 2026, and established NOx emissions standards for several subcategories of new, modified, and reconstructed CTs based on the size, rates of utilization, design efficiency, and fuel type of these turbines. We believe the CTs included in WEC Energy Group's capital plan will be well positioned to comply with this rule. The existing simple cycle CTs will require more stringent NOx limits if they undergo upgrades.

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

In March 2024, the EPA announced it had removed regulations on existing natural gas CTs from the rule. At that time, the EPA indicated it would work on new rulemaking in phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants emissions. See New Source Performance Standards - Nitrogen Oxides above for a discussion of the EPA's recent actions addressing NOx.

In June 2025, the EPA issued a proposed rule that contains a primary and an alternative proposal which, depending on the version that is finalized, would result in either a broad repeal of GHG emissions standards or a more narrow repeal of the rule's carbon capture and storage requirements. WEC Energy Group does not expect either alternative to have any impact on its current capital plan. Any final rule would likely be subject to litigation. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDC and underground natural gas storage facilities; however, as part of the Federal Deregulatory Actions discussed above, in September 2025, the EPA released a proposal to amend the GHG Reporting Program to permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission affiliates until 2034. We continue to monitor the status of these deregulatory actions.

WEC Energy Group's capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire approximately 900 MWs of additional coal-fired generation by the end of 2031. See Note 6, Property, Plant, and Equipment, for more information related to our planned power plant retirements. WEC Energy Group has a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we started implementing co-firing with natural gas at the ERGS coal-fired units in 2025. WEC Energy

03/31/2026 Form 10-Q	21	Wisconsin Electric Power Company

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

Steam Electric Effluent Limitation Guidelines

The EPA's 2024 Supplemental ELG Rule (the "2024 ELG Rule") established ZLD requirements for bottom ash transport water, flue gas desulfurization, and CRL wastewaters at coal-fueled facilities. The 2024 ELG Rule also established a new subcategory, providing an alternative compliance pathway for facility owners that commit to the PCCC at a particular facility by December 31, 2034. In exchange for this commitment, ZLD technologies will not be required and less stringent standards will apply at applicable facilities. The 2024 ELG Rule also allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2034 if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States Department of Energy, a public utility commission, or independent system operator. Based on current electric generation resource planning, in December 2025, we filed Notices of Planned Participation to opt into the PCCC subcategory for certain of our past and current coal-fueled facilities.

The EPA published a final rule which became effective March 2, 2026, that extends the deadline for facility owners to opt into a subcategory under the 2024 ELG Rule, allowing them more time to assess potential compliance pathways to continue producing low-cost electricity into the future while meeting wastewater standards.

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule. Another proposed ELG rule is expected during the first half of 2026 to address CRL treatment requirements.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2025 deadline extension rule has also been challenged, and the case has been consolidated into the United States Court of Appeals for the Second Circuit. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenges. The outcome of these cases may affect our compliance plans.

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

03/31/2026 Form 10-Q	22	Wisconsin Electric Power Company

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2026	December 31, 2025
Regulatory assets	$7.8	$7.8
Reserves for future environmental remediation (1)	7.7	7.7

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

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR rule. In April 2026, the EPA published a rule seeking comments on proposed amendments to the legacy/CCR rule. These amendments include (1) changes to the existing self-implementing regulations; (2) new compliance pathways allowing for site-specific flexibility under a state or federal permit; and (3) changes impacting the definition of CCR beneficial use. The EPA stated its intent is to revise the rule based on public feedback, including technical information submittals, and currently plans to publish a new final rule by early 2027. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Three Months Ended March 31
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$85.0	$90.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	116.5	94.3

03/31/2026 Form 10-Q	23	Wisconsin Electric Power Company

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. At March 31, 2026 and December 31, 2025, we had no cash and cash equivalents on our balance sheets. The following table reconciles the restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2026	December 31, 2025
Restricted cash included in other current assets	$4.6	$2.0
Restricted cash included in other long-term assets	0.6	0.6
Restricted cash	$5.2	$2.6

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 17, Variable Interest Entities, for more information.

NOTE 20—REGULATORY ENVIRONMENT

2027 and 2028 Rate Case

On April 1, 2026, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates effective January 1, 2027 and January 1, 2028. The request reflected the following:

Proposed 2027 rate increase
Electric (2)	$175.8	million	/	4.7%
Gas (3)	$2.1	million	/	0.3%
Steam	$0.1	million	/	0.2%
Proposed 2028 rate increase (1)
Electric (2)	$179.5	million	/	4.5%
Gas (3)	$33.3	million	/	4.9%
Steam	$1.2	million	/	3.8%
Proposed ROE	9.9%
Proposed common equity component average on a financial basis	53.5%

(1)    The proposed 2028 rate increase is incremental to the currently authorized revenue plus the requested rate increase for 2027.

(2)    Amounts reflect the impact to our Wisconsin retail electric operations and exclude any impacts from updated fuel costs.

(3)    Increase excludes the impact of the costs directly assigned to natural gas electric generation facilities.

The primary driver of the requested increases in electric rates is continued capital investments to transition our generation fleet from coal to renewables and natural gas-fueled generation, as well as investments in transmission and distribution assets. These capital investments, which will strengthen reliability and help reduce carbon emissions, have either already been approved by the PSCW or are expected to receive PSCW approval before or during 2028. Increased operation and maintenance costs, driven by higher inflation, was also a significant driver of the rate increases.

The requested increases in natural gas rates are driven by our ongoing capital investments in reliability and safety projects, including the previously approved Oak Creek LNG storage facility and the Rochester lateral, as well as the impact from higher inflation on operation and maintenance costs.

We also proposed retaining our current earnings sharing mechanism, under which, if we earn above our authorized ROE: (i) we retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 25 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

A PSCW decision is expected in the fourth quarter of 2026.

03/31/2026 Form 10-Q	24	Wisconsin Electric Power Company

Very Large Customer and Bespoke Resources Tariffs

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. The PSCW verbally approved the tariffs, with modifications, at its open meeting on April 24, 2026. Under these inter-connected tariffs, VLCs (customers with new demand exceeding 100 MWs, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs will work in tandem as VLCs will be required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, and natural gas generation units. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of a company-owned generation resource, except for wind and solar resources which will have a term of 20 years. The ROE, which may range from 10.48% to 10.98% as agreed upon with the customer, and the equity ratio of 57% will both be fixed for the entire term of the agreement. The revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

We expect a final written order from the PSCW by the end of May 2026. We require VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse us for all costs associated with projects, including any associated costs incurred by ATC for transmission infrastructure projects, requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project.

NOTE 21—OTHER INCOME, NET

Total other income, net was as follows for the three months ended March 31:

(in millions)	2026	2025
AFUDC-Equity	$36.3	$12.9
Interest income	0.4	2.2
Non-service components of net periodic benefit costs	(5.4)	(4.6)
Other, net	—	0.3
Other income, net	$31.3	$10.8

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2026 Form 10-Q	25	Wisconsin Electric Power Company

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

03/31/2026 Form 10-Q	26	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2025 Annual Report on Form 10-K.

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

Supporting Economic Growth Within Our Communities

Economic growth continues in our service territory. Companies are investing in major projects, including data centers and modern manufacturing facilities. WEC Energy Group anticipates electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southeastern Wisconsin over the next several years, and we expect up to 2.6 GWs of load growth in the Milwaukee-to-Chicago corridor through 2030. Additionally, Vantage Data Centers plan to develop a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2030. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. On April 24, 2026, we received verbal approval from the PSCW for new VLC and Bespoke Resources tariffs. These tariffs specifically address the unique needs of VLCs while protecting our other customers and WEC Energy Group's shareholders. See Note 20, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. WEC Energy Group's capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $5.4 billion from 2026 to 2030 in a combination of efficient natural gas-fired generation, including the following investments to be made by either us or WPS based on specific customer needs:

•3,300 MWs of CTs (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site); and
•180 MWs of reciprocating internal combustion engine natural gas-fueled generation.

WEC Energy Group expects to invest approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WPS based on specific customer needs:

•3,850 MWs of utility-scale solar;
•2,130 MWs of battery storage; and
•555 MWs of wind.

03/31/2026 Form 10-Q	27	Wisconsin Electric Power Company

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

Below are a few of the more significant projects that are proposed, currently underway, or recently completed.

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

•The WEC Energy Group capital plan includes $2.9 billion of investments in battery energy storage systems from 2026 to 2030, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

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

03/31/2026 Form 10-Q	28	Wisconsin Electric Power Company

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, and equipment, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for more information.

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

03/31/2026 Form 10-Q	29	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026

Earnings

Our earnings for the first quarter of 2026 were $235.2 million, compared with $196.1 million for the same quarter in 2025. See below for information on the $39.1 million increase in earnings.

Expected 2026 Annual Effective Tax Rate

We expect our 2026 annual effective tax rate to be between 11.0% and 12.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

03/31/2026 Form 10-Q	30	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the first quarter of 2026, with the same quarter in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating revenues	$1,323.5	$1,179.1	$144.4

Operating expenses
Cost of sales (1)	481.6	399.6	(82.0)
Other operation and maintenance	284.2	252.1	(32.1)
Depreciation and amortization	165.4	150.9	(14.5)
Property and revenue taxes	34.0	30.9	(3.1)
Operating income	358.3	345.6	12.7

Other income, net	31.3	10.8	20.5
Interest expense	123.7	124.7	1.0
Income before income taxes	265.9	231.7	34.2

Income tax expense	30.4	35.3	4.9
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$235.2	$196.1	$39.1

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$90.3	$95.1	$4.8
Transmission (1)	102.5	94.5	(8.0)
Regulatory amortizations and other pass through expenses (2)	60.8	30.7	(30.1)
We Power (3)	31.4	32.6	1.2
Earnings sharing mechanism	(0.8)	(0.8)	—
Total other operation and maintenance	$284.2	$252.1	$(32.1)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2026 and 2025, $107.2 million and $95.6 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the first quarter of 2026 and 2025, $34.9 million and $27.1 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

03/31/2026 Form 10-Q	31	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	1,954.5	1,954.7	(0.2)
Small commercial and industrial	2,170.0	2,155.1	14.9
Large commercial and industrial	1,656.1	1,551.2	104.9
Other	25.1	27.2	(2.1)
Total retail	5,805.7	5,688.2	117.5
Wholesale	191.2	199.9	(8.7)
Resale	657.3	1,012.3	(355.0)
Total sales in MWh	6,654.2	6,900.4	(246.2)

	Three Months Ended March 31
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	177.7	185.8	(8.1)
Commercial and industrial	99.7	104.2	(4.5)
Total retail	277.4	290.0	(12.6)
Transportation	84.6	85.2	(0.6)
Total sales in therms	362.0	375.2	(13.2)

	Three Months Ended March 31
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (3,214 Normal)	3,153	3,283	(4.0)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

03/31/2026 Form 10-Q	32	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Electric revenues	$1,024.8	$937.8	$87.0
Natural gas revenues	298.7	241.3	57.4
Operating revenues	1,323.5	1,179.1	144.4

Operating expenses
Fuel and purchased power	(309.8)	(276.2)	(33.6)
Cost of natural gas sold	(171.8)	(123.4)	(48.4)
Other operation and maintenance (1)	(196.8)	(189.3)	(7.5)
Depreciation and amortization	(165.4)	(150.9)	(14.5)
Property and revenue taxes	(34.0)	(30.9)	(3.1)
Gross margin (GAAP)	445.7	408.4	37.3

Other operation and maintenance (1)	196.8	189.3	7.5
Depreciation and amortization	165.4	150.9	14.5
Property and revenue taxes	34.0	30.9	3.1
Utility margin (non-GAAP)	$841.9	$779.5	$62.4

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

Gross margin (GAAP) at the utility segment increased $37.3 million during the first quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $62.4 million during the first quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $53.5 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026. See Note 24, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A current return of $4.3 million consisting of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs during the first quarter of 2026.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $14.5 million increase in depreciation and amortization expense; and

•An $8.0 million increase in transmission expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $49.7 million during the first quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $30.1 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $14.5 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

03/31/2026 Form 10-Q	33	Wisconsin Electric Power Company

•An $8.0 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net at the utility segment increased $20.5 million during the first quarter of 2026, compared with the same quarter in 2025, driven by a $23.4 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment decreased $1.0 million during the first quarter of 2026, compared with the same quarter in 2025, driven by AFUDC-Debt that was $9.7 million higher quarter-over-quarter due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. These decreases were substantially offset by the impact of our long-term debt issuances in September and December 2025 and higher average short-term debt balances.

Income Tax Expense

Income tax expense at the utility segment decreased $4.9 million during the first quarter of 2026, compared with the same quarter in 2025. This decrease was driven by:

•A $7.4 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment; and

•A $3.9 million increase in income tax benefits associated with certain regulatory tax deferral items.

Partially offsetting these favorable income tax variances was higher pre-tax income.

See Note 11, Income Taxes, for more information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$481.3	$391.7	$89.6
Investing activities	(546.1)	(390.6)	(155.5)
Financing activities	67.4	64.0	3.4

Operating Activities

Net cash provided by operating activities increased $89.6 million during the first quarter of 2026, compared with the same quarter in 2025, driven by a $130.4 million increase in cash from higher overall collections from customers during the first quarter of 2026, compared with the same quarter in 2025. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

03/31/2026 Form 10-Q	34	Wisconsin Electric Power Company

This increase in net cash provided by operating activities was partially offset by:

•A $20.8 million decrease in cash driven by collateral paid to counterparties during the first quarter of 2026, compared with collateral received from counterparties during the same quarter in 2025.

•A $19.2 million decrease in cash related to higher payments for other operation and maintenance expenses. During the first quarter of 2026, our payments were higher due to increased transmission costs, as well as higher payments associated with charitable commitments.

Investing Activities

Net cash used in investing activities increased $155.5 million during the first quarter of 2026, compared with the same quarter in 2025, driven by:

•A $113.2 million increase in cash paid for capital expenditures during the first quarter of 2026, which is discussed in more detail below.

•Proceeds of $33.1 million received for the reimbursement of ATC's transmission infrastructure upgrades during the first quarter of 2025. There were no proceeds received for the reimbursement of ATC's transmission infrastructure upgrades during the same quarter in 2026.

Capital Expenditures

Capital expenditures for the three months ended March 31 were as follows:

(in millions)	2026	2025	Change in 2026 Over 2025
Capital expenditures	$531.1	$417.9	$113.2

The increase in cash paid for capital expenditures during the first quarter of 2026, compared with the same quarter in 2025, was driven by higher payments for the CTs and LNG at OCPP, as well as for renewable energy projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities increased $3.4 million during the first quarter of 2026, compared with the same quarter in 2025, driven by:

•A $299.4 million increase in cash due to the issuance of long-term debt during the first quarter of 2026. There were no issuances of long-term debt during the same quarter in 2025.

•A $105.0 million increase in equity contributions received from our parent during the first quarter of 2026, compared with the same quarter in 2025, to balance our capital structure.

These increases in cash were partially offset by a $393.7 million decrease in cash due to higher net repayments of commercial paper during the first quarter of 2026, compared with the same quarter in 2025.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt.

03/31/2026 Form 10-Q	35	Wisconsin Electric Power Company

Cash Requirements

We require funds to support and grow our business. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our parent, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2025 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

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

(in millions)
2026	$3,212.1	(1)
2027	4,670.5
2028	4,666.0
Total	$12,548.6

(1)This includes actual capital expenditures incurred through March 31, 2026, as well as estimated capital expenditures for the remainder of the year.

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

The DOC set duties on solar panels and cells imported from four southeast Asian countries as well as preliminary duties on imports from Laos, Indonesia, and India. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The expected costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources — Regulatory, Legislative, and Legal Matters — Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

03/31/2026 Form 10-Q	36	Wisconsin Electric Power Company

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the three months ended March 31, 2026.

Common Stock Dividends

During the three months ended March 31, 2026, we paid common stock dividends of $60.0 million to the sole holder of our common stock, WEC Energy Group.

Other Significant Cash Requirements

See Note 18, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2026.

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

The amount, type, and timing of any financings for the remainder of 2026, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals, and other factors. We plan to maintain a capital structure consistent with that approved by the PSCW. For more information on our approved capital structure, see Item 1. Business – C. Regulation in our 2025 Annual Report on Form 10-K.

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

Although not the case as of March 31, 2026, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

03/31/2026 Form 10-Q	37	Wisconsin Electric Power Company

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facility and commercial paper.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts have investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2025 Annual Report on Form 10-K.

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At March 31, 2026, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at March 31, 2026, we could have been required to post $109 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2025 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental and regulatory matters, critical accounting policies and estimates, and other matters.

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

03/31/2026 Form 10-Q	38	Wisconsin Electric Power Company

States and whether we will experience any further impacts to the timing and cost of our solar projects included in WEC Energy Group's long-term capital plan.

In 2025, the Department of Homeland Security announced the addition of more Chinese businesses to the UFLPA, including several solar supply chain providers. We are working with our contractors and developers to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

Starting in June 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs on products imported from China.

In April 2025, based upon investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the United States. In February 2026, the DOC reached affirmative findings in its CVD investigation and released preliminary tariff rates applicable to each country generally, as well as certain specific manufacturers from those countries. In addition, in response to a critical circumstances petition, the DOC further determined that there had been a surge in panels from certain producers in India and from most Indonesian producers prior to the determination, applying tariffs retroactively to imports by such producers that entered the United States up to 90 days before the announcement of the new CVD tariffs. In April 2026, the DOC also issued preliminary affirmative findings in its AD investigation, setting additional rates applicable to these countries. Final AD/CVD rates are scheduled to be released in the fall of 2026, at which time the DOC will begin collecting final tariff amounts. These new tariffs may cause further cost increases or delays in the United States solar industry generally. We are currently assessing these new tariffs for any potential impact on our solar projects.

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

03/31/2026 Form 10-Q	39	Wisconsin Electric Power Company

Under the IRA transferability option, WEC Energy Group entered into agreements in April 2025 and September 2025 to sell the majority of the PTCs and ITCs we generated, or expect to generate, in 2026 to third parties. See Note 11, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements, as defined through proposed guidance by the United States Treasury Department in February 2026. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

Environmental Matters

See Note 18, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact of increasing tensions between the United States and other countries and new, protracted or escalating regional and international conflicts on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2025 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the United States and foreign trade policies. Both the United States and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

In addition, we are in the process of evaluating whether we are eligible to seek refunds and/or require our contractors and developers to seek refunds of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

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

03/31/2026 Form 10-Q	40	Wisconsin Electric Power Company

other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2025 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2025 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 12, Fair Value Measurements, Note 13, Derivative Instruments, and Note 14, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2026 Form 10-Q	41	Wisconsin Electric Power Company

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2025 Annual Report on Form 10-K. See Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 18, Commitments and Contingencies, and Note 20, Regulatory Environment, we currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2025 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

03/31/2026 Form 10-Q	42	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 25 of Wisconsin Electric Power Company, effective as of March 10, 2026, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed March 13, 2026) (File No. 1-1245.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2026 Form 10-Q	43	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 7, 2026	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2026 Form 10-Q	44	Wisconsin Electric Power Company