Form 10-Q
period 2026-06-30
WISCONSIN ELECTRIC POWER CO
filed 2026-08-04
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
June 30, 2026

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

06/30/2026 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
GW	Gigawatt
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence

06/30/2026 Form 10-Q	ii	Wisconsin Electric Power Company

Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
UFLPA	Uyghur Forced Labor Prevention Act
VLC	Very Large Customer

06/30/2026 Form 10-Q	iii	Wisconsin Electric Power Company

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

•Risks related to providing service to data centers and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, lower than anticipated need for electricity by these customers, public opposition to data centers and failure to garner support at the local, state and federal levels, and new legislation or regulation impacting data centers specifically or large-scale customer cost allocation generally;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

06/30/2026 Form 10-Q	1	Wisconsin Electric Power Company

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

06/30/2026 Form 10-Q	2	Wisconsin Electric Power Company

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

06/30/2026 Form 10-Q	3	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2026	2025	2026	2025
Operating revenues	$1,057.1	$1,010.8	$2,380.6	$2,189.9

Operating expenses
Cost of sales	320.3	326.3	801.9	725.9
Other operation and maintenance	286.4	249.8	570.6	501.9
Depreciation and amortization	167.4	156.3	332.8	307.2
Property and revenue taxes	31.8	29.6	65.8	60.5
Total operating expenses	805.9	762.0	1,771.1	1,595.5

Operating income	251.2	248.8	609.5	594.4

Other income, net	40.6	12.3	71.9	23.1
Interest expense	122.5	121.3	246.2	246.0
Other expense	(81.9)	(109.0)	(174.3)	(222.9)

Income before income taxes	169.3	139.8	435.2	371.5
Income tax expense	19.2	21.0	49.6	56.3
Net income	150.1	118.8	385.6	315.2

Preferred stock dividend requirements	0.3	0.3	0.6	0.6
Net income attributed to common shareholder	$149.8	$118.5	$385.0	$314.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$2.6	$—
Accounts receivable and unbilled revenues, net of reserves of $37.7 and $39.7, respectively	674.4	742.2
Accounts receivable from related parties	109.0	120.5
Materials, supplies, and inventories	332.8	322.7
Prepaid taxes	124.1	115.8
Other prepayments	15.3	30.1
Other	49.8	24.3
Current assets	1,308.0	1,355.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $6,542.5 and $6,373.9, respectively	16,469.4	15,208.6
Regulatory assets (June 30, 2026 and December 31, 2025 include $63.6 and $67.5, respectively, related to WEPCo Environmental Trust)	2,948.2	2,941.0
Pension and OPEB assets	108.5	105.8
Other	88.9	85.4
Long-term assets	19,615.0	18,340.8
Total assets	$20,923.0	$19,696.4

Liabilities and Equity
Current liabilities
Short-term debt	$216.0	$680.6
Current portion of long-term debt (June 30, 2026 and December 31, 2025 include $9.4 and $9.3, respectively, related to WEPCo Environmental Trust)	9.4	9.3
Current portion of finance lease obligations	122.0	113.4
Accounts payable	530.9	530.8
Accounts payable to related parties	199.8	214.7
Accrued payroll and benefits	47.9	54.5
Other	151.6	177.8
Current liabilities	1,277.6	1,781.1

Long-term liabilities
Long-term debt (June 30, 2026 and December 31, 2025 include $62.8 and $67.4, respectively, related to WEPCo Environmental Trust)	5,602.1	4,516.0
Finance lease obligations	2,728.0	2,715.4
Deferred income taxes	1,739.6	1,666.6
Regulatory liabilities	1,824.8	1,759.0
Other	495.9	478.7
Long-term liabilities	12,390.4	11,135.7

Commitments and contingencies (Note 19)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	4,384.0	3,948.6
Retained earnings	2,507.7	2,467.7
Common shareholder's equity	7,224.6	6,749.2

Preferred stock	30.4	30.4
Total liabilities and equity	$20,923.0	$19,696.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2026	2025
Operating activities
Net income	$385.6	$315.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	332.8	307.2
Deferred income taxes and ITCs, net	12.8	13.0
AFUDC-Equity	(81.1)	(30.0)
Change in –
Accounts receivable and unbilled revenues, net	96.3	(18.0)
Materials, supplies, and inventories	(10.1)	35.7
Prepaid taxes	(8.3)	30.1
Other prepayments	14.8	10.2
Collateral on deposit	(19.2)	(0.9)
Other current assets	1.9	1.9
Accounts payable	(4.3)	(122.0)
Accrued taxes	(12.8)	12.7
Other current liabilities	(11.8)	(19.1)
Other, net	81.6	31.7
Net cash provided by operating activities	778.2	567.7

Investing activities
Capital expenditures	(1,388.6)	(869.1)
Reimbursement for ATC's transmission infrastructure upgrades	—	33.1
Payments for ATC's transmission infrastructure upgrades that will be reimbursed	(11.7)	(4.5)
Other, net	(27.7)	(6.5)
Net cash used in investing activities	(1,428.0)	(847.0)

Financing activities
Change in short-term debt	(464.6)	(5.4)
Issuance of long-term debt	1,098.5	—
Retirement of long-term debt	(4.6)	(254.6)
Payments for finance lease obligations	(56.6)	(48.4)
Equity contribution from parent	435.0	710.0
Payment of dividends to parent	(345.0)	(120.0)
Other, net	(10.8)	(0.7)
Net cash provided by financing activities	651.9	280.9

Net change in cash, cash equivalents, and restricted cash	2.1	1.6
Cash, cash equivalents, and restricted cash at beginning of period	2.6	2.5
Cash, cash equivalents, and restricted cash at end of period	$4.7	$4.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2025	$332.9	$3,948.6	$2,467.7	$6,749.2	$30.4	$6,779.6
Net income attributed to common shareholder	—	—	235.2	235.2	—	235.2
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	405.0	—	405.0	—	405.0
Stock-based compensation and other	—	0.4	—	0.4	—	0.4
Balance at March 31, 2026	$332.9	$4,354.0	$2,642.9	$7,329.8	$30.4	$7,360.2
Net income attributed to common shareholder	—	—	149.8	149.8	—	149.8
Payment of dividends to parent	—	—	(285.0)	(285.0)	—	(285.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Balance at June 30, 2026	$332.9	$4,384.0	$2,507.7	$7,224.6	$30.4	$7,255.0

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2
Net income attributed to common shareholder	—	—	196.1	196.1	—	196.1
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	300.0	—	300.0	—	300.0
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2025	$332.9	$3,003.5	$2,577.0	$5,913.4	$30.4	$5,943.8
Net income attributed to common shareholder	—	—	118.5	118.5	—	118.5
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	410.0	—	410.0	—	410.0
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2025	$332.9	$3,413.5	$2,635.6	$6,382.0	$30.4	$6,412.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	7	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2026

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

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

06/30/2026 Form 10-Q	8	Wisconsin Electric Power Company

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Wisconsin Electric Power Company
Electric utility	$963.8	$921.3	$1,979.5	$1,856.6
Natural gas utility	79.1	84.8	377.2	325.6
Total revenues from contracts with customers	1,042.9	1,006.1	2,356.7	2,182.2
Other operating revenues	14.2	4.7	23.9	7.7
Total operating revenues	$1,057.1	$1,010.8	$2,380.6	$2,189.9

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Residential	$394.6	$382.4	$815.1	$784.3
Small commercial and industrial	325.0	306.3	654.0	613.2
Large commercial and industrial	188.1	159.7	355.7	304.7
Other	4.8	4.9	10.4	10.6
Total retail revenues	912.5	853.3	1,835.2	1,712.8
Wholesale	11.8	10.9	26.2	25.0
Resale	32.2	49.9	95.8	98.5
Steam	5.4	5.2	19.2	17.7
Other utility revenues	1.9	2.0	3.1	2.6
Total electric utility operating revenues	$963.8	$921.3	$1,979.5	$1,856.6

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Residential	$57.3	$53.1	$247.4	$222.2
Commercial and industrial	24.5	22.9	109.9	100.8
Total retail revenues	81.8	76.0	357.3	323.0
Transportation	5.6	5.1	14.2	13.1
Other utility revenues (1)	(8.3)	3.7	5.7	(10.5)
Total natural gas utility operating revenues	$79.1	$84.8	$377.2	$325.6

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were included in rates.

06/30/2026 Form 10-Q	9	Wisconsin Electric Power Company

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Bespoke resources current return (1)	$10.8	$—	$15.1	$—
Late payment charges	3.3	2.9	$7.0	$6.2
Rental revenues	0.3	1.5	1.6	1.8
Alternative revenues (2)	(0.2)	0.3	0.2	(0.3)
Total other operating revenues	$14.2	$4.7	$23.9	$7.7

(1)    Consists of revenues related to carrying costs recognized during the construction of certain bespoke resources assigned to our VLCs. Consistent with the timing of when we recognize revenue, customer billings for the bespoke resources that are subject to current return (as opposed to AFUDC) occur on a monthly basis. For more information about the bespoke resources current return, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at June 30, 2026 and December 31, 2025.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by the PSCW, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers, including VLCs, to mitigate credit risk. See Note 21, Regulatory Environment, for more information about the Very Large Customer and Bespoke Resources Tariffs.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	June 30, 2026	December 31, 2025
Accounts receivable and unbilled revenues	$712.1	$781.9
Allowance for credit losses	37.7	39.7
Accounts receivable and unbilled revenues, net (1)	$674.4	$742.2

Total accounts receivable, net – past due greater than 90 days (1)	$35.8	$33.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.6%	94.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual

06/30/2026 Form 10-Q	10	Wisconsin Electric Power Company

uncollectible write-offs and the amounts recovered in rates. As a result, at June 30, 2026, $358.8 million, or 53.2%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses is included below:

	Three Months Ended June 30
(in millions)	2026	2025
Balance at April 1	$38.8	$37.9
Provision for credit losses	46.6	17.0
Provision for credit losses deferred for future recovery or refund	(24.9)	(2.0)
Write-offs charged against the allowance	(31.2)	(28.8)
Recoveries of amounts previously written off	8.4	8.8
Balance at June 30	$37.7	$32.9

	Six Months Ended June 30
(in millions)	2026	2025
Balance at January 1	$39.7	$46.9
Provision for credit losses	90.9	29.7
Provision for credit losses deferred for future recovery or refund	(52.5)	(8.0)
Write-offs charged against the allowance	(57.7)	(52.0)
Recoveries of amounts previously written off	17.3	16.3
Balance at June 30	$37.7	$32.9

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

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	June 30, 2026	December 31, 2025
Regulatory assets
We Power finance leases	$1,164.5	$1,158.6
Plant retirement related items	612.2	634.3
Income tax related items	448.2	413.3
Pension and OPEB costs	271.4	289.0
System support resource	87.5	92.6
Uncollectible expense	71.1	114.7
Asset retirement obligations	65.0	59.7
Securitization	63.6	67.5
Electric transmission costs	50.0	15.3
Other finance and operating leases	31.6	25.2
Derivatives	14.1	9.0
Bluewater Natural Gas Holding, LLC	10.5	13.9
Other, net	58.5	47.9
Total regulatory assets	$2,948.2	$2,941.0

06/30/2026 Form 10-Q	11	Wisconsin Electric Power Company

(in millions)	June 30, 2026	December 31, 2025
Regulatory liabilities
Removal costs	$892.9	$862.1
Income tax related items	652.8	663.5
Pension and OPEB benefits	112.5	114.6
Energy costs refundable through rate adjustments	71.9	47.2
Earnings sharing mechanism	27.7	29.3
We Power escrowed costs (1)	16.5	15.1
Derivatives	14.7	6.8
Other, net	46.4	36.0
Total regulatory liabilities	$1,835.4	$1,774.6

Balance sheet presentation
Other current liabilities	$10.6	$15.6
Regulatory liabilities	1,824.8	1,759.0
Total regulatory liabilities	$1,835.4	$1,774.6

(1)We defer as a regulatory asset or liability the difference between actual costs associated with the We Power generation units and those included in rates until recovery or refund is authorized in a future rate proceeding.

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

The total net book value of OCPP Units 7 and 8 was $604.6 million at June 30, 2026, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

06/30/2026 Form 10-Q	12	Wisconsin Electric Power Company

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2026	December 31, 2025
Commercial paper
Amount outstanding	$216.0	$680.6
Weighted-average interest rate on amounts outstanding	3.88%	3.88%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2026 was $367.6 million with a weighted-average interest rate during the period of 3.88%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	June 30, 2026
Revolving credit facility	August 2030	$800.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		216.0
Available capacity under existing credit facility		$583.0

NOTE 9—LONG-TERM DEBT

In March 2026, we issued $300.0 million of 5.65% Debentures, due March 15, 2056, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In June 2026, we issued $400.0 million of 4.65% Debentures, due June 15, 2031, and $400.0 million of 5.10% Debentures, due June 15, 2036, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 10—LEASES

During the second quarter of 2026, we and WPS, along with an unaffiliated utility, acquired various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term. The weighted-average remaining lease term for these land leases was 49.3 years at June 30, 2026. Once a solar project achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased.

The right of use assets obtained in exchange for these finance lease liabilities was $38.5 million. Our total obligation under these land-related leases was $38.7 million at June 30, 2026, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to these leases was $38.5 million as of June 30, 2026, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these leases was 6.35%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

06/30/2026 Form 10-Q	13	Wisconsin Electric Power Company

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of June 30, 2026, were as follows:

(in millions)
Six Months Ended December 31, 2026	$0.8
2027	2.0
2028	2.1
2029	2.1
2030	2.1
2031	2.2
Thereafter	144.1
Total minimum lease payments	155.4
Less: Interest	(116.7)
Present value of minimum lease payments	38.7
Less: Short-term lease liabilities	—
Long-term lease liabilities	$38.7

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2026	December 31, 2025
Materials and supplies	$244.1	$225.2
Fossil fuel	59.2	53.3
Natural gas in storage	29.5	44.2
Total	$332.8	$322.7

Substantially all materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

06/30/2026 Form 10-Q	14	Wisconsin Electric Power Company

NOTE 12—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$169.3		$139.8
United States federal statutory income tax rate	$35.5	21.0%	$29.3	21.0%
State and local income taxes net of federal tax effect (1)	8.5	5.0%	7.3	5.2%
Tax credits
PTCs, net (2)	(8.2)	(4.9)%	(7.3)	(5.2)%
Other	(1.1)	(0.6)%	(0.8)	(0.5)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(8.3)	(4.9)%	(2.9)	(2.1)%
Other	1.4	0.8%	1.5	1.1%
Other adjustments
Federal excess deferred tax amortization (4)	(4.2)	(2.5)%	(4.2)	(3.0)%
Tax repairs (5)	(3.2)	(1.9)%	(3.2)	(2.3)%
Other, net	(1.2)	(0.7)%	1.3	0.8%
Total income tax expense	$19.2	11.3%	$21.0	15.0%

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$435.2		$371.5
United States federal statutory income tax rate	$91.3	21.0%	$77.9	21.0%
State and local income taxes net of federal tax effect (1)	21.9	5.0%	21.4	5.8%
Tax credits
PTCs, net (2)	(22.2)	(5.1)%	(20.3)	(5.5)%
Other	(2.7)	(0.6)%	(1.9)	(0.5)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(20.7)	(4.8)%	(7.9)	(2.1)%
Other	3.5	0.8%	2.6	0.7%
Other adjustments
Federal excess deferred tax amortization (4)	(11.0)	(2.5)%	(11.2)	(3.0)%
Tax repairs (5)	(8.3)	(1.9)%	(8.4)	(2.3)%
Other, net	(2.2)	(0.5)%	4.1	1.1%
Total income tax expense	$49.6	11.4%	$56.3	15.2%

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

(5)    Amounts reflect the net benefit related to the flow through of tax repairs in connection with various rate orders.

06/30/2026 Form 10-Q	15	Wisconsin Electric Power Company

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements to sell substantially all the PTCs and ITCs we generated in 2025 to third parties. WEC Energy Group has also entered into an agreement to sell the majority of PTCs that we expect to generate in 2026 to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

Cash Paid For Income Taxes, Net

The table below is a summary of income taxes paid by jurisdiction:

	Six Months Ended June 30
(in millions)	2026		2025
Federal	$33.4	(1)	$5.5	(2)
State	20.4		2.7
Total income taxes paid, net	$53.8		$8.2

(1)    Amount is net of $13.7 million of cash received, related to 2026 and 2025 PTCs that were sold to third parties.

(2)    Amount is net of $8.9 million of cash received, related to 2025 and 2024 PTCs that were sold to third parties.

Income taxes paid, net exceeded five percent of total income taxes paid, net in the following jurisdiction:

	Six Months Ended June 30
(in millions)	2026	2025
Wisconsin	$20.4	$2.7

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

06/30/2026 Form 10-Q	16	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.4	$2.2	$—	$2.6
FTRs	—	—	12.3	12.3
Total derivative assets	$0.4	$2.2	$12.3	$14.9

Derivative liabilities
Natural gas contracts	$10.2	$1.8	$—	$12.0

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$3.1	$—	$3.3
FTRs	—	—	2.9	2.9
Total derivative assets	$0.2	$3.1	$2.9	$6.2

Derivative liabilities
Natural gas contracts	$5.9	$1.8	$—	$7.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Balance at the beginning of the period	$1.1	$1.1	$2.9	$2.9
Purchases	14.7	12.1	14.7	12.1
Sales	—	—	(0.1)	—
Settlements	(3.5)	(3.3)	(5.2)	(5.1)
Balance at the end of the period	$12.3	$9.9	$12.3	$9.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.3	$30.4	$21.2
Long-term debt, including current portion	5,611.5	5,456.6	4,525.3	4,434.6

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

06/30/2026 Form 10-Q	17	Wisconsin Electric Power Company

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

	June 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.6	$11.7	$3.3	$7.4
FTRs	12.3	—	2.9	—
Total current	14.9	11.7	6.2	7.4

Long-term
Natural gas contracts	—	0.3	—	0.3

Total	$14.9	$12.0	$6.2	$7.7

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	17.7 Dth	$(5.4)	19.1 Dth	$4.6
FTRs	4.3 MWh	3.8	4.6 MWh	1.3
Total		$(1.6)		$5.9

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	36.6 Dth	$4.0	37.3 Dth	$6.1
FTRs	8.1 MWh	3.7	9.3 MWh	2.3
Total		$7.7		$8.4

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2026 and December 31, 2025, we had posted cash collateral of $31.4 million and $12.2 million, respectively. These amounts were recorded on our balance sheets in other current assets.

06/30/2026 Form 10-Q	18	Wisconsin Electric Power Company

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$14.9	$12.0		$6.2	$7.7
Gross amount not offset on the balance sheet	(0.6)	(10.4)	(1)	(0.3)	(6.1)	(2)
Net amount	$14.3	$1.6		$5.9	$1.6

(1)    Includes cash collateral posted of $9.8 million.

(2)    Includes cash collateral posted of $5.8 million.

NOTE 15—GUARANTEES

As of June 30, 2026, we had $29.7 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, of which $29.6 million automatically renews each year unless proper termination notice is given and $0.1 million expires in less than one year. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Service cost	$2.1	$2.4	$4.8	$5.0
Interest cost	10.9	11.1	21.8	22.8
Expected return on plan assets	(14.3)	(14.8)	(28.5)	(29.6)
Amortization of net actuarial loss	4.9	3.7	9.5	8.0
Net periodic benefit cost	$3.6	$2.4	$7.6	$6.2

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Service cost	$1.0	$0.9	$2.0	$1.8
Interest cost	2.3	2.3	4.8	4.7
Expected return on plan assets	(2.9)	(2.7)	(5.6)	(5.4)
Amortization of prior service credit	(0.3)	(0.1)	(0.4)	(0.1)
Amortization of net actuarial gain	(1.0)	(1.2)	(1.6)	(2.0)
Net periodic benefit credit	$(0.9)	$(0.8)	$(0.8)	$(1.0)

During the six months ended June 30, 2026, we made contributions and payments of $1.6 million related to our pension plans and an insignificant amount related to our OPEB plans. During the remainder of 2026, we expect to make contributions and payments of $1.6 million related to our pension plans and $0.2 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

We utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of June 30, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $13.2 million and $9.8 million, respectively, for pension costs and regulatory assets of $4.7 million and $1.0 million, respectively, for OPEB costs. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

06/30/2026 Form 10-Q	19	Wisconsin Electric Power Company

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

At June 30, 2026, we reported two segments, our utility segment and our other segment, which are described below. All of our operations are located within the United States.

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

No significant items were reported in the other segment during the three and six months ended June 30, 2026 and 2025.

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

The following table shows additional financial information for our utility segment cost of sales for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Fuel and purchased power	$285.6	$286.4	$595.4	$562.6
Cost of natural gas sold	34.7	39.9	206.5	163.3

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

06/30/2026 Form 10-Q	20	Wisconsin Electric Power Company

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2026	December 31, 2025
Assets
Other current assets (restricted cash)	$1.5	$2.0
Regulatory assets	63.6	67.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.4	9.3
Accounts payable	—	0.1
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	62.8	67.4

NOTE 19—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2026, were approximately $7.8 billion.

06/30/2026 Form 10-Q	21	Wisconsin Electric Power Company

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

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. The EPA has initiated various deregulatory actions. These and any future actions require formal rulemaking proceedings and have been, and future actions are likely to be, subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

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

06/30/2026 Form 10-Q	22	Wisconsin Electric Power Company

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

In November 2025, the EPA filed a motion in the litigation pending in the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The court issued an order on June 26, 2026, denying the EPA's motion. The 2024 PM2.5 Standard therefore remains in effect. Previously, in April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. The litigation is ongoing. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

New Source Performance Standards

Nitrogen Oxides

In January 2026, the EPA released a final rule regulating NOx for CTs constructed, modified, or reconstructed after December 13, 2024. The final rule became effective January 15, 2026, and established NOx emissions standards for several subcategories of new, modified, and reconstructed CTs based on the size, rates of utilization, design efficiency, and fuel type of these turbines. We believe the CTs included in WEC Energy Group's capital plan, including ours, will be well positioned to comply with this rule. The existing simple cycle CTs will require more stringent NOx limits if they undergo upgrades.

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

06/30/2026 Form 10-Q	23	Wisconsin Electric Power Company

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

06/30/2026 Form 10-Q	24	Wisconsin Electric Power Company

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule. Another proposed ELG rule was published in May 2026, to address CRL treatment requirements. As currently written, the proposed rule confirms that CRL from our Company's landfills is not subject to the limitations in the 2024 ELG Rule.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2025 deadline extension rule is also being challenged in the United States Court of Appeals for the Second Circuit. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenges. The outcome of these cases may affect our compliance plans.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2026	December 31, 2025
Regulatory assets	$7.8	$7.8
Reserves for future environmental remediation (1)	7.7	7.7

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

06/30/2026 Form 10-Q	25	Wisconsin Electric Power Company

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Six Months Ended June 30
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$233.1	$246.1
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	181.3	93.2
Liabilities accrued for software licensing agreements	1.1	8.8

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2.6	$—
Restricted cash included in other current assets	1.5	2.0
Restricted cash included in other long-term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$4.7	$2.6

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

NOTE 21—REGULATORY ENVIRONMENT

2027 and 2028 Rate Case

On April 1, 2026, we filed a request with the PSCW to increase our retail electric, natural gas, and steam rates effective January 1, 2027 and January 1, 2028. The request reflected the following:

Proposed 2027 rate increase
Electric (2)	$175.8	million	/	4.7%
Gas (3)	$2.1	million	/	0.3%
Steam	$0.1	million	/	0.2%
Proposed 2028 rate increase (1)
Electric (2)	$179.5	million	/	4.5%
Gas (3)	$33.3	million	/	4.9%
Steam	$1.2	million	/	3.8%
Proposed ROE	9.9%
Proposed common equity component average on a financial basis	53.5%

(1)    The proposed 2028 rate increase is incremental to the currently authorized revenue plus the requested rate increase for 2027.

(2)    Amounts reflect the impact to our Wisconsin retail electric operations and exclude any impacts from updated fuel costs.

(3)    Increase excludes the impact of the costs directly assigned to natural gas electric generation facilities.

06/30/2026 Form 10-Q	26	Wisconsin Electric Power Company

The primary driver of the requested increases in electric rates is continued capital investments to transition our generation fleet from coal to renewables and natural gas-fueled generation, as well as the related investments in transmission and distribution assets. These capital investments, which will strengthen reliability and help reduce carbon emissions, have either already been approved by the PSCW or are expected to receive PSCW approval before or during 2028. Increased operation and maintenance costs, driven by higher inflation, was also a significant driver of the rate increases.

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

Very Large Customer and Bespoke Resources Tariffs

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. The PSCW issued a final written order approving the tariffs, with modifications (including to the credit support criteria and collateral provisions), on May 21, 2026. Under these inter-connected tariffs, VLCs (customers with new demand exceeding 100 MWs, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs work in tandem as VLCs are required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, natural gas generation units, and PPAs. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of a company-owned generation resource, except for wind and solar resources which will have a term of 20 years, or the duration of any PPAs that will be utilized as a Bespoke Resource. The ROE, which may range from 10.48% to 10.98% as agreed upon with the customer, and the equity ratio of 57% will both be fixed for the entire term of the agreement. The revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

On June 10, 2026, we, along with two intervenors, filed a petition for rehearing with the PSCW requesting reconsideration and modification to the credit support criteria and collateral provisions in the May 21, 2026 order. The PSCW did not take action on the petition within the allowed 30-day time period so it is deemed denied by operation of law. A VLC has filed a petition for review of the VLC tariff's credit support and collateral requirements in the Wisconsin Circuit Court.

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

06/30/2026 Form 10-Q	27	Wisconsin Electric Power Company

NOTE 22—OTHER INCOME, NET

Total other income, net was as follows for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
AFUDC-Equity	$44.8	$17.1	$81.1	$30.0
Interest income	1.3	0.1	1.7	2.3
Non-service components of net periodic benefit costs	(5.3)	(4.9)	(10.7)	(9.5)
Other, net	(0.2)	—	(0.2)	0.3
Other income, net	$40.6	$12.3	$71.9	$23.1

NOTE 23—NEW ACCOUNTING PRONOUNCEMENTS

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

06/30/2026 Form 10-Q	28	Wisconsin Electric Power Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2025 Annual Report on Form 10-K.

Introduction

We are an electric and natural gas utility and a wholly owned subsidiary of WEC Energy Group, and derive revenues from the distribution and sale of electricity and natural gas to retail customers in Wisconsin. We also provide wholesale electric service to numerous utilities and cooperatives for resale. We conduct our business primarily through our utility reportable segment. See Note 17, Segment Information, for more information on our reportable business segments.

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

Supporting Economic Growth Within Our Communities

Economic growth continues in our service territory. Companies are investing in major projects, including data centers and modern manufacturing facilities. WEC Energy Group anticipates electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southeastern Wisconsin over the next several years, and we expect up to 2.6 GWs of load growth in the Milwaukee-to-Chicago corridor through 2030. The first phase of the project went into service in April 2026. Additionally, Vantage Data Centers is developing a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2030. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. In May 2026, the PSCW approved new VLC and Bespoke Resources tariffs, which specifically address the unique needs of VLCs while protecting our other customers and shareholders. Subsequent to its approval, Microsoft entered into a service agreement to obtain service under the VLC tariff. See Note 21, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. WEC Energy Group's capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $6.1 billion from 2026 to 2030 in efficient natural gas-fired generation and related infrastructure, including the following investments to be made by either us or WPS based on specific customer needs:

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

WEC Energy Group expects to invest approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WPS based on specific customer needs:

•3,850 MWs of utility-scale solar;
•2,130 MWs of battery storage; and
•555 MWs of wind.

06/30/2026 Form 10-Q	29	Wisconsin Electric Power Company

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

06/30/2026 Form 10-Q	30	Wisconsin Electric Power Company

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

06/30/2026 Form 10-Q	31	Wisconsin Electric Power Company

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2026

Earnings

Our earnings for the second quarter of 2026 were $149.8 million, compared with $118.5 million for the same quarter in 2025. See below for information on the $31.3 million increase in earnings.

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

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the second quarter of 2026, with the same quarter in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,057.1	$1,010.8	$46.3

Operating expenses
Cost of sales (1)	320.3	326.3	6.0
Other operation and maintenance	286.4	249.8	(36.6)
Depreciation and amortization	167.4	156.3	(11.1)
Property and revenue taxes	31.8	29.6	(2.2)
Operating income	251.2	248.8	2.4

Other income, net	40.6	12.3	28.3
Interest expense	122.5	121.3	(1.2)
Income before income taxes	169.3	139.8	29.5

Income tax expense	19.2	21.0	1.8
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$149.8	$118.5	$31.3

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

06/30/2026 Form 10-Q	32	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$91.2	$91.1	$(0.1)
Transmission (1)	102.5	94.4	(8.1)
Regulatory amortizations and other pass through expenses (2)	62.7	33.6	(29.1)
We Power (3)	30.8	32.5	1.7
Earnings sharing mechanism	(0.8)	(1.8)	(1.0)
Total other operation and maintenance	$286.4	$249.8	$(36.6)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2026 and 2025, $127.3 million and $104.3 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the second quarter of 2026 and 2025, $30.1 million and $32.9 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	1,798.7	1,832.9	(34.2)
Small commercial and industrial	2,113.3	2,117.4	(4.1)
Large commercial and industrial	1,874.2	1,611.2	263.0
Other	18.3	20.2	(1.9)
Total retail	5,804.5	5,581.7	222.8
Wholesale	140.5	153.0	(12.5)
Resale	750.9	1,315.6	(564.7)
Total sales in MWh	6,695.9	7,050.3	(354.4)

	Three Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	45.5	53.2	(7.7)
Commercial and industrial	28.6	32.7	(4.1)
Total retail	74.1	85.9	(11.8)
Transportation	54.6	56.3	(1.7)
Total sales in therms	128.7	142.2	(13.5)

	Three Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (880 Normal)	806	1,013	(20.4)%
Cooling (179 Normal)	134	176	(23.9)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

06/30/2026 Form 10-Q	33	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Electric revenues	$977.4	$925.5	$51.9
Natural gas revenues	79.7	85.3	(5.6)
Operating revenues	1,057.1	1,010.8	46.3

Operating expenses
Fuel and purchased power	(285.6)	(286.4)	0.8
Cost of natural gas sold	(34.7)	(39.9)	5.2
Other operation and maintenance (1)	(206.5)	(196.4)	(10.1)
Depreciation and amortization	(167.4)	(156.3)	(11.1)
Property and revenue taxes	(31.8)	(29.6)	(2.2)
Gross margin (GAAP)	331.1	302.2	28.9

Other operation and maintenance (1)	206.5	196.4	10.1
Depreciation and amortization	167.4	156.3	11.1
Property and revenue taxes	31.8	29.6	2.2
Utility margin (non-GAAP)	$736.8	$684.5	$52.3

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

Gross margin (GAAP) at the utility segment increased $28.9 million during the second quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $52.3 million during the second quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $36.3 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026. See Note 24, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A current return of $10.8 million consisting of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs during the second quarter of 2026. See Note 3, Operating Revenues, for more information.

•A $3.4 million net increase in margins related to sales volumes, including a $19.7 million impact related to weather-normalized customer growth, driven by the impact of our VLCs. This increase was partially offset by a $16.3 million impact from unfavorable spring weather during the second quarter of 2026, compared with the same quarter in 2025. As measured by heating degree days, the second quarter of 2026 was 20.4% warmer than the same quarter in 2025. As measured by cooling degree days, the second quarter of 2026 was 23.9% colder than the same quarter in 2025.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•An $11.1 million increase in depreciation and amortization expense; and

•An $8.1 million increase in transmission expense.

06/30/2026 Form 10-Q	34	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $49.9 million during the second quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $29.1 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•An $11.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•An $8.1 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net at the utility segment increased $28.3 million during the second quarter of 2026, compared with the same quarter in 2025, driven by a $27.7 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $1.2 million during the second quarter of 2026, compared with the same quarter in 2025, driven by the impact of our long-term debt issuances in September and December 2025 and March and June 2026 and higher average short-term debt balances. These increases were substantially offset by AFUDC-Debt that was $13.5 million higher quarter-over-quarter due to continued capital investment, in addition to lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense at the utility segment decreased $1.8 million during the second quarter of 2026, compared with the same quarter in 2025. This decrease was driven by:

•A $5.4 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $2.4 million increase in income tax benefits associated with certain tax-related regulatory deferrals; and

•A $0.9 million increase in PTCs.

Partially offsetting these favorable income tax variances was higher pre-tax income.

See Note 12, Income Taxes, for more information.

SIX MONTHS ENDED JUNE 30, 2026

Earnings

Our earnings for the six months ended June 30, 2026 were $385.0 million, compared to $314.6 million for the same period in 2025. See below for information on the $70.4 million increase in earnings.

Expected 2026 Annual Effective Tax Rate

We expect our 2026 annual effective tax rate to be between 11.0% and 12.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual

06/30/2026 Form 10-Q	35	Wisconsin Electric Power Company

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

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the six months ended June 30, 2026, with the same period in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$2,380.6	$2,189.9	$190.7

Operating expenses
Cost of sales (1)	801.9	725.9	(76.0)
Other operation and maintenance	570.6	501.9	(68.7)
Depreciation and amortization	332.8	307.2	(25.6)
Property and revenue taxes	65.8	60.5	(5.3)
Operating income	609.5	594.4	15.1

Other income, net	71.9	23.1	48.8
Interest expense	246.2	246.0	(0.2)
Income before income taxes	435.2	371.5	63.7

Income tax expense	49.6	56.3	6.7
Preferred stock dividend requirements	0.6	0.6	—
Net income attributed to common shareholder	$385.0	$314.6	$70.4

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

06/30/2026 Form 10-Q	36	Wisconsin Electric Power Company

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$181.5	$186.2	$4.7
Transmission (1)	205.0	188.9	(16.1)
Regulatory amortizations and other pass through expenses (2)	123.5	64.3	(59.2)
We Power (3)	62.2	65.1	2.9
Earnings sharing mechanism	(1.6)	(2.6)	(1.0)
Total other operation and maintenance	$570.6	$501.9	$(68.7)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2026 and 2025, $234.5 million and $199.9 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the six months ended June 30, 2026 and 2025, $65.0 million and $60.0 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	3,753.2	3,787.6	(34.4)
Small commercial and industrial	4,283.3	4,272.5	10.8
Large commercial and industrial	3,530.3	3,162.4	367.9
Other	43.4	47.4	(4.0)
Total retail	11,610.2	11,269.9	340.3
Wholesale	331.7	352.9	(21.2)
Resale	1,408.2	2,327.9	(919.7)
Total sales in MWh	13,350.1	13,950.7	(600.6)

	Six Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	223.2	239.0	(15.8)
Commercial and industrial	128.3	136.9	(8.6)
Total retail	351.5	375.9	(24.4)
Transportation	139.2	141.5	(2.3)
Total sales in therms	490.7	517.4	(26.7)

	Six Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (4,094 Normal)	3,959	4,296	(7.8)%
Cooling (179 Normal)	134	176	(23.9)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

06/30/2026 Form 10-Q	37	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Electric revenues	$2,002.2	$1,863.3	$138.9
Natural gas revenues	378.4	326.6	51.8
Operating revenues	2,380.6	2,189.9	190.7

Operating expenses
Fuel and purchased power	(595.4)	(562.6)	(32.8)
Cost of natural gas sold	(206.5)	(163.3)	(43.2)
Other operation and maintenance (1)	(403.3)	(385.7)	(17.6)
Depreciation and amortization	(332.8)	(307.2)	(25.6)
Property and revenue taxes	(65.8)	(60.5)	(5.3)
Gross margin (GAAP)	776.8	710.6	66.2

Other operation and maintenance (1)	403.3	385.7	17.6
Depreciation and amortization	332.8	307.2	25.6
Property and revenue taxes	65.8	60.5	5.3
Utility margin (non-GAAP)	$1,578.7	$1,464.0	$114.7

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

Gross margin (GAAP) at the utility segment increased $66.2 million during the six months ended June 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) increased $114.7 million during the six months ended June 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $90.0 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•A current return of $15.1 million consisting of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs during the six months ended June 30, 2026.

•A $4.1 million net increase in margins related to sales volumes, including a $26.1 million impact related to weather-normalized customer growth, driven by the impact of our VLCs. This increase was partially offset by a $22.0 million impact from unfavorable weather during the six months ended June 30, 2026, compared with the same period in 2025. As measured by heating degree days, the six months ended June 30, 2026 were 7.8% warmer than the same period in 2025. As measured by cooling degree days, the six months ended June 30, 2026 were 23.9% colder than the same period in 2025.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $25.6 million increase in depreciation and amortization expense;

•A $16.1 million increase in transmission expense;

•A $5.3 million increase in property and revenues taxes; and

•A partially offsetting $4.5 million decrease in other operating and maintenance related to our power plants.

06/30/2026 Form 10-Q	38	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $99.6 million during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other operating expenses were:

•A $59.2 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $25.6 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $16.1 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $5.3 million increase in property and revenue taxes, driven by gross receipt taxes.

These increases in other operating expenses were partially offset by a $4.5 million decrease in other operating and maintenance related to our power plants, driven by lower operating costs at the OCPP as approved by the PSCW in our rate order, effective January 1, 2026.

Other Income, Net

Other income, net at the utility segment increased $48.8 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by a $51.1 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $0.2 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by the impact of our long-term debt issuances in September and December 2025 and March and June 2026 and higher average short-term debt balances. These increases were substantially offset by AFUDC-Debt that was $23.2 million higher year-over-year due to continued capital investment, in addition to lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense at the utility segment decreased $6.7 million during the six months ended June 30, 2026, compared with the same period in 2025. This decrease was driven by:

•A $12.8 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $6.3 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

•A $1.9 million increase in PTCs.

Partially offsetting these favorable income tax variances was higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

06/30/2026 Form 10-Q	39	Wisconsin Electric Power Company

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$778.2	$567.7	$210.5
Investing activities	(1,428.0)	(847.0)	(581.0)
Financing activities	651.9	280.9	371.0

Operating Activities

Net cash provided by operating activities increased $210.5 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $207.7 million increase in cash from higher overall collections from customers during the six months ended June 30, 2026, compared with the same period in 2025. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•A $67.2 million increase in cash related to lower payments for other operation and maintenance expenses. During the six months ended June 30, 2026, our payments were lower due to the timing of payments for accounts payable, partially offset by higher transmission costs.

These increases in net cash provided by operating activities were partially offset by:

•A $45.6 million increase in cash paid for income taxes driven by higher taxable income during the six months ended June 30, 2026, compared with the same period in 2025.

•A $17.6 million increase in cash paid for property and revenue taxes driven by higher gross receipts taxes during the six months ended June 30, 2026, compared with the same period in 2025.

Investing Activities

Net cash used in investing activities increased $581.0 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $519.5 million increase in cash paid for capital expenditures during the six months ended June 30, 2026, which is discussed in more detail below.

•Proceeds of $33.1 million received for the reimbursement of ATC's transmission infrastructure upgrades during the six months ended June 30, 2025. There were no proceeds received for the reimbursement of ATC's transmission infrastructure upgrades during the same period in 2026.

•A $7.2 million increase in cash paid for transmission infrastructure upgrades during the six months ended June 30, 2026, compared with the same period in 2025, which are reimbursable by ATC.

Capital Expenditures

Capital expenditures for the six months ended June 30 were as follows:

(in millions)	2026	2025	Change in 2026 Over 2025
Capital expenditures	$1,388.6	$869.1	$519.5

The increase in cash paid for capital expenditures during the six months ended June 30, 2026, compared with the same period in 2025, was driven by higher payments for renewable energy projects, the CTs and LNG at OCPP, and electric distribution.

06/30/2026 Form 10-Q	40	Wisconsin Electric Power Company

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities increased $371.0 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $1,098.5 million increase in cash due to the issuance of long-term debt during the six months ended June 30, 2026. There were no issuances of long-term debt during the same period in 2025.

•A $250.0 million increase in cash due to lower retirements of long-term debt during the six months ended June 30, 2026, compared with the same period in 2025.

These increases in cash were partially offset by:

•A $459.2 million decrease in cash due to higher net repayments of commercial paper during the six months ended June 30, 2026, compared with the same period in 2025.

•A $275.0 million decrease in cash due to lower equity contributions received from our parent during the six months ended June 30, 2026, compared with the same period in 2025, to balance our capital structure.

•A $225.0 million decrease in cash due to higher dividends paid to our parent during the six months ended June 30, 2026, compared with the same period in 2025, to balance our capital structure.

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

(in millions)
2026	$3,212.1	(1)
2027	4,670.5
2028	4,666.0
Total	$12,548.6

(1)This includes actual capital expenditures incurred through June 30, 2026, as well as estimated capital expenditures for the remainder of the year.

06/30/2026 Form 10-Q	41	Wisconsin Electric Power Company

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, we continue to upgrade our electric and natural gas distribution systems to enhance reliability. Below are the anticipated investment amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

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

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2026.

Common Stock Dividends

During the six months ended June 30, 2026, we paid common stock dividends of $345.0 million to the sole holder of our common stock, WEC Energy Group. This dividend was $225.0 million higher than the same period in 2025, due to the rebalancing of our capital structure.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2026.

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

06/30/2026 Form 10-Q	42	Wisconsin Electric Power Company

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

Although not the case as of June 30, 2026, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit and Note 9, Long-Term Debt, for more information about our credit facility, commercial paper, and debt securities.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At June 30, 2026, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at June 30, 2026, we could have been required to post $109 million of additional collateral or other assurances pursuant to the

06/30/2026 Form 10-Q	43	Wisconsin Electric Power Company

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

Regulatory, Legislative, and Legal Matters

Very Large Customer and Bespoke Resources Collateral Requirements

We have incurred significant costs to construct generation, transmission and distribution assets that will be used to provide energy and capacity to Oracle America Cloud Services LLC ("OACS"), which will be taking service under the recently approved VLC and Bespoke Resources tariffs. Following a recent credit rating downgrade of its parent, our contracts require additional collateral to secure our current and projected credit exposure. The amount of collateral required increases as additional project costs are incurred. The peak collateral requirement is currently expected to be approximately $7 billion. We fully expect OACS and its parent to provide the required collateral. See Note 21, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

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

In April 2025, based upon an investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the United States has been impacted and the

06/30/2026 Form 10-Q	44	Wisconsin Electric Power Company

United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the United States. In February 2026, the DOC reached affirmative findings in its CVD investigation and released preliminary tariff rates applicable to each country generally, as well as certain specific manufacturers from those countries. In addition, in response to a critical circumstances petition, the DOC further determined that there had been a surge in panels from certain producers in India and from most Indonesian producers prior to the determination, applying tariffs retroactively to imports by such producers that entered the United States up to 90 days before the announcement of the new CVD tariffs. In April 2026, the DOC also issued preliminary affirmative findings in its AD investigation, setting additional rates applicable to these countries. Final AD/CVD rates are scheduled to be released in the fall of 2026, at which time the DOC will begin collecting final tariff amounts. These new tariffs may cause further cost increases or delays in the United States solar industry generally. We are continuing to monitor these new tariffs for any potential impact on our solar projects once final rates have been determined.

Renewable Energy Legislation

Infrastructure Investment and Jobs Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending through 2026, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. Funding from this Act supports the work we are doing to reduce GHG emissions and to strengthen and protect the energy grid. In January 2025, disbursement of funds was paused until agency heads could determine whether grants, loans, contracts, and other disbursements were consistent with the administration's energy policy. The pause disrupted, and continues to disrupt, funding, temporarily or permanently, for infrastructure projects already in progress, caused project delays and cancellations, and impacted payment obligations for downstream contractors and suppliers.

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

Under the IRA transferability option, WEC Energy Group entered into an agreement to sell the majority of the PTCs and ITCs that we expect to generate in 2026 to third parties. See Note 12, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements, as defined through proposed guidance by the United States Treasury Department in February 2026. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. However, in June 2026, a federal court vacated the revised beginning-of-construction safe harbor rules and remanded the issue back to the IRS for reconsideration. Therefore, uncertainty

06/30/2026 Form 10-Q	45	Wisconsin Electric Power Company

remains. We will continue to monitor additional information as it becomes available. WEC Energy Group's capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our business and the environment in which we operate. These risks include, but are not limited to, the risks described below. In addition, the war with Iran and increasing tensions between the United States and other countries, as well as other new, protracted or escalating regional and international conflicts have had, and are expected to have a continuing, impact on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2025 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the United States and foreign trade policies. In certain cases, both the United States and foreign trade policy changes have resulted in increased cost of materials and disrupted supply chains, which may impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

In addition, we are in the process of evaluating whether we are eligible to seek refunds and/or require our contractors and developers to seek refunds of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, so that we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with WEC Energy Group's capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2025 Annual Report on Form 10-K.

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

06/30/2026 Form 10-Q	46	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2025 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, we currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2025 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2026 Form 10-Q	47	Wisconsin Electric Power Company

Officer Retirement

On July 29, 2026, William J. Guc, Vice President and Controller of Wisconsin Electric Power Company, notified the Company of his intent to retire in 2027, with the specific date to be determined later. There is no disagreement or dispute with the Company.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 26 of Wisconsin Electric Power Company, effective as of June 1, 2026, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed June 4, 2026) (File No. 1-1245.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2026 Form 10-Q	48	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2026	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2026 Form 10-Q	49	Wisconsin Electric Power Company