Form 10-Q
period 2026-09-30
WISCONSIN ELECTRIC POWER CO
filed 2026-10-30
CIK 107815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
c/o Corporate Secretary
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
September 30, 2026

All of the common stock of Wisconsin Electric Power Company is held by WEC Energy Group, Inc.

WISCONSIN ELECTRIC POWER COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

09/30/2026 Form 10-Q	i	Wisconsin Electric Power Company

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Affiliates
ATC	American Transmission Company LLC
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
IRS	United States Internal Revenue Service
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BTA	Best Technology Available
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
GW	Gigawatt
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
AD	Antidumping
AI	Artificial Intelligence

09/30/2026 Form 10-Q	ii	Wisconsin Electric Power Company

Bespoke Resources	All or a portion of generation facilities and PPAs allocated to VLCs
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
UFLPA	Uyghur Forced Labor Prevention Act
VLC	Very Large Customer

09/30/2026 Form 10-Q	iii	Wisconsin Electric Power Company

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, changes to address energy affordability concerns and grid reliability, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

09/30/2026 Form 10-Q	1	Wisconsin Electric Power Company

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

•Factors affecting the achievement of WEC Energy Group's CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, reliability, and the ability to execute the WEC Energy Group capital plan;

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

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global markets, our capitalization structure, and market perceptions of the utility industry or us;

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

09/30/2026 Form 10-Q	2	Wisconsin Electric Power Company

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

09/30/2026 Form 10-Q	3	Wisconsin Electric Power Company

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2026	2025	2026	2025
Operating revenues	$1,364.8	$1,201.9	$3,745.4	$3,391.8

Operating expenses
Cost of sales	453.5	401.2	1,255.4	1,127.1
Other operation and maintenance	312.5	271.2	883.1	773.1
Depreciation and amortization	169.8	160.4	502.6	467.6
Property and revenue taxes	31.8	29.7	97.6	90.2
Total operating expenses	967.6	862.5	2,738.7	2,458.0

Operating income	397.2	339.4	1,006.7	933.8

Other income, net	33.0	15.5	104.9	38.6
Interest expense	134.0	121.3	380.2	367.3
Other expense	(101.0)	(105.8)	(275.3)	(328.7)

Income before income taxes	296.2	233.6	731.4	605.1
Income tax expense	44.1	36.2	93.7	92.5
Net income	252.1	197.4	637.7	512.6

Preferred stock dividend requirements	0.3	0.3	0.9	0.9
Net income attributed to common shareholder	$251.8	$197.1	$636.8	$511.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	4	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$2.0	$—
Accounts receivable and unbilled revenues, net of reserves of $35.0 and $39.7, respectively	677.1	742.2
Accounts receivable from related parties	115.3	120.5
Materials, supplies, and inventories	338.5	322.7
Prepaid taxes	90.5	115.8
Other prepayments	16.4	30.1
Other	48.8	24.3
Current assets	1,288.6	1,355.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $6,655.7 and $6,373.9, respectively	17,177.7	15,208.6
Regulatory assets (September 30, 2026 and December 31, 2025 include $60.9 and $67.5, respectively, related to WEPCo Environmental Trust)	2,961.2	2,941.0
Intangible assets	138.6	12.4
Pension and OPEB assets	109.7	105.8
Other	109.4	73.0
Long-term assets	20,496.6	18,340.8
Total assets	$21,785.2	$19,696.4

Liabilities and Equity
Current liabilities
Short-term debt	$68.5	$680.6
Current portion of long-term debt (September 30, 2026 and December 31, 2025 include $9.4 and $9.3, respectively, related to WEPCo Environmental Trust)	9.4	9.3
Current portion of finance lease obligations	126.1	113.4
Accounts payable	618.4	530.8
Accounts payable to related parties	199.7	214.7
Accrued interest	71.2	31.9
Other	188.9	200.4
Current liabilities	1,282.2	1,781.1

Long-term liabilities
Long-term debt (September 30, 2026 and December 31, 2025 include $62.8 and $67.4, respectively, related to WEPCo Environmental Trust)	5,893.4	4,516.0
Finance lease obligations	2,705.0	2,715.4
Deferred income taxes	1,833.9	1,666.6
Regulatory liabilities	1,872.5	1,759.0
Other	501.3	478.7
Long-term liabilities	12,806.1	11,135.7

Commitments and contingencies (Note 20)

Common shareholder's equity
Common stock – $10 par value; 65,000,000 shares authorized; 33,289,327 shares outstanding	332.9	332.9
Additional paid in capital	4,634.1	3,948.6
Retained earnings	2,699.5	2,467.7
Common shareholder's equity	7,666.5	6,749.2

Preferred stock	30.4	30.4
Total liabilities and equity	$21,785.2	$19,696.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	5	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2026	2025
Operating activities
Net income	$637.7	$512.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	502.6	467.6
Deferred income taxes and ITCs, net	84.3	24.1
AFUDC-Equity	(119.1)	(49.7)
Payment for OPEB assets transferred from WG	(75.0)	—
Change in –
Accounts receivable and unbilled revenues, net	69.9	44.2
Materials, supplies, and inventories	(15.8)	17.0
Prepaid taxes	25.3	57.4
Other prepayments	13.7	7.6
Collateral on deposit	(22.4)	(7.8)
Other current assets	2.8	2.9
Accounts payable	2.8	(72.2)
Accrued taxes	(1.3)	20.1
Accrued interest	39.3	29.5
Other current liabilities	(5.7)	(19.5)
Other, net	185.6	(39.2)
Net cash provided by operating activities	1,324.7	994.6

Investing activities
Capital expenditures, including AFUDC-Debt	(2,164.7)	(1,909.8)
Payment for option to acquire projects	(126.2)	—
Reimbursement for ATC's transmission infrastructure upgrades	—	33.1
Payments for ATC's transmission infrastructure upgrades that will be reimbursed	(12.4)	(7.4)
Other, net	27.9	27.9
Net cash used in investing activities	(2,275.4)	(1,856.2)

Financing activities
Change in short-term debt	(612.1)	(142.9)
Issuance of long-term debt	1,391.1	499.6
Retirement of long-term debt	(4.6)	(254.6)
Payments for finance lease obligations	(85.9)	(73.9)
Equity contribution from parent	685.0	1,085.0
Payment of dividends to parent	(405.0)	(240.0)
Other, net	(13.2)	(6.0)
Net cash provided by financing activities	955.3	867.2

Net change in cash, cash equivalents, and restricted cash	4.6	5.6
Cash, cash equivalents, and restricted cash at beginning of period	2.6	2.5
Cash, cash equivalents, and restricted cash at end of period	$7.2	$8.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	6	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2025	$332.9	$3,948.6	$2,467.7	$6,749.2	$30.4	$6,779.6
Net income attributed to common shareholder	—	—	235.2	235.2	—	235.2
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	405.0	—	405.0	—	405.0
Stock-based compensation and other	—	0.4	—	0.4	—	0.4
Balance at March 31, 2026	$332.9	$4,354.0	$2,642.9	$7,329.8	$30.4	$7,360.2
Net income attributed to common shareholder	—	—	149.8	149.8	—	149.8
Payment of dividends to parent	—	—	(285.0)	(285.0)	—	(285.0)
Equity contribution from parent	—	30.0	—	30.0	—	30.0
Balance at June 30, 2026	$332.9	$4,384.0	$2,507.7	$7,224.6	$30.4	$7,255.0
Net income attributed to common shareholder	—	—	251.8	251.8	—	251.8
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	250.0	—	250.0	—	250.0
Stock-based compensation and other	—	0.1	—	0.1	—	0.1
Balance at September 30, 2026	$332.9	$4,634.1	$2,699.5	$7,666.5	$30.4	$7,696.9

	Wisconsin Electric Power Company Common Shareholder's Equity
(in millions)	Common Stock	Additional Paid In Capital	Retained Earnings	Total Common Shareholder's Equity	Preferred Stock	Total Equity
Balance at December 31, 2024	$332.9	$2,703.0	$2,440.9	$5,476.8	$30.4	$5,507.2
Net income attributed to common shareholder	—	—	196.1	196.1	—	196.1
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	300.0	—	300.0	—	300.0
Stock-based compensation and other	—	0.5	—	0.5	—	0.5
Balance at March 31, 2025	$332.9	$3,003.5	$2,577.0	$5,913.4	$30.4	$5,943.8
Net income attributed to common shareholder	—	—	118.5	118.5	—	118.5
Payment of dividends to parent	—	—	(60.0)	(60.0)	—	(60.0)
Equity contribution from parent	—	410.0	—	410.0	—	410.0
Stock-based compensation and other	—	—	0.1	0.1	—	0.1
Balance at June 30, 2025	$332.9	$3,413.5	$2,635.6	$6,382.0	$30.4	$6,412.4
Net income attributed to common shareholder	—	—	197.1	197.1	—	197.1
Payment of dividends to parent	—	—	(120.0)	(120.0)	—	(120.0)
Equity contribution from parent	—	375.0	—	375.0	—	375.0
Stock-based compensation and other	—	0.1	(0.1)	—	—	—
Balance at September 30, 2025	$332.9	$3,788.6	$2,712.6	$6,834.1	$30.4	$6,864.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	7	Wisconsin Electric Power Company

WISCONSIN ELECTRIC POWER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2026

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

Pending Acquisitions of Electric Generation Facilities in Wisconsin

We filed for PSCW approval to purchase a 30% ownership interest in Weston Generating Station Unit 4, an approximately 500 MW supercritical pulverized coal base load electric generating facility located in the Villages of Kronenwetter and Rothschild, Wisconsin and the Town of Knowlton, Wisconsin. WPS currently owns a 70% interest in this facility. Pursuant to the asset purchase agreement, we would purchase the remaining 30% interest currently owned by an unrelated third-party for its book value at the closing date, currently estimated at $150 million. If approved, it is anticipated that the transaction would close in the first half of 2027.

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

09/30/2026 Form 10-Q	8	Wisconsin Electric Power Company

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Wisconsin Electric Power Company
Electric utility	$1,275.5	$1,146.7	$3,255.0	$3,003.3
Natural gas utility	48.8	53.2	426.0	378.8
Total revenues from contracts with customers	1,324.3	1,199.9	3,681.0	3,382.1
Other operating revenues	40.5	2.0	64.4	9.7
Total operating revenues	$1,364.8	$1,201.9	$3,745.4	$3,391.8

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Residential	$540.4	$501.3	$1,355.5	$1,285.6
Small commercial and industrial	379.4	357.8	1,033.4	971.0
Large commercial and industrial (1)	242.9	202.3	598.6	507.0
Other	4.8	5.1	15.2	15.7
Total retail revenues	1,167.5	1,066.5	3,002.7	2,779.3
Wholesale	11.1	13.4	37.3	38.4
Resale	90.0	61.1	185.8	159.6
Steam	3.4	2.9	22.6	20.6
Other utility revenues	3.5	2.8	6.6	5.4
Total electric utility operating revenues	$1,275.5	$1,146.7	$3,255.0	$3,003.3

(1)    Includes the revenues from VLCs.

09/30/2026 Form 10-Q	9	Wisconsin Electric Power Company

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Residential	$28.3	$26.6	$275.7	$248.8
Commercial and industrial	11.0	10.7	120.9	111.5
Total retail revenues	39.3	37.3	396.6	360.3
Transportation	4.8	4.5	19.0	17.6
Other utility revenues (1)	4.7	11.4	10.4	0.9
Total natural gas utility operating revenues	$48.8	$53.2	$426.0	$378.8

(1)Includes the revenues subject to our purchased gas recovery mechanism, which fluctuate based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were included in rates.

Other Operating Revenues

Other operating revenues consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Bespoke Resources current return (1)	$38.3	$—	$53.4	$—
Late payment charges	2.8	2.3	$9.8	$8.5
Rental revenues	0.3	0.3	1.9	2.1
Alternative revenues (2)	(0.9)	(0.6)	(0.7)	(0.9)
Total other operating revenues	$40.5	$2.0	$64.4	$9.7

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

NOTE 4—CREDIT LOSSES

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are generated from the sale of electricity and natural gas by our regulated utility operations. Our regulated utility operations are included in our utility segment. No accounts receivable and unbilled revenue balances were reported in the other segment at September 30, 2026 and December 31, 2025.

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

09/30/2026 Form 10-Q	10	Wisconsin Electric Power Company

receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers, including VLCs, to mitigate credit risk. See Note 22, Regulatory Environment, for more information about the VLC and Bespoke Resources tariffs.

We have included a table below that shows our gross third-party receivable balances and related allowance for credit losses.

(in millions)	September 30, 2026	December 31, 2025
Accounts receivable and unbilled revenues	$712.1	$781.9
Allowance for credit losses	35.0	39.7
Accounts receivable and unbilled revenues, net (1)	$677.1	$742.2

Total accounts receivable, net – past due greater than 90 days (1)	$33.1	$33.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.4%	94.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by a regulatory mechanism we have in place. Specifically, our residential tariffs include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. As a result, at September 30, 2026, $377.9 million, or 55.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses is included below:

	Three Months Ended September 30
(in millions)	2026	2025
Balance at July 1	$37.7	$32.9
Provision for credit losses	46.4	17.5
Provision for credit losses deferred for future recovery or refund	(29.3)	1.8
Write-offs charged against the allowance	(27.0)	(27.5)
Recoveries of amounts previously written off	7.2	7.0
Balance at September 30	$35.0	$31.7

	Nine Months Ended September 30
(in millions)	2026	2025
Balance at January 1	$39.7	$46.9
Provision for credit losses	137.3	47.2
Provision for credit losses deferred for future recovery or refund	(81.8)	(6.2)
Write-offs charged against the allowance	(84.7)	(79.5)
Recoveries of amounts previously written off	24.5	23.3
Balance at September 30	$35.0	$31.7

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

09/30/2026 Form 10-Q	11	Wisconsin Electric Power Company

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 7, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	September 30, 2026	December 31, 2025
Regulatory assets
We Power finance leases	$1,166.3	$1,158.6
Plant retirement related items	601.1	634.3
Income tax related items	465.2	413.3
Pension and OPEB costs	262.6	289.0
System support resource	85.0	92.6
Electric transmission costs	71.0	15.3
Asset retirement obligations	67.6	59.7
Securitization	60.9	67.5
Uncollectible expense	49.3	114.7
Other finance and operating leases	34.9	25.2
Derivatives	19.5	9.0
Revenue requirements of generation facilities (1)	16.6	3.6
Bluewater Natural Gas Holding, LLC	8.3	13.9
Other, net	52.9	44.3
Total regulatory assets	$2,961.2	$2,941.0

(1)These amounts primarily represent the deferral of the incremental revenue requirement of incurred costs from the delayed retirement of OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information.

(in millions)	September 30, 2026	December 31, 2025
Regulatory liabilities
Removal costs	$906.9	$862.1
Income tax related items	649.1	663.5
Pension and OPEB benefits	111.2	114.6
Energy costs refundable through rate adjustments	69.2	47.2
Earnings sharing mechanism	41.9	29.3
We Power escrowed costs (1)	20.1	15.1
Uncollectible expense	16.4	—
VLC transmission service charge (2)	14.7	—
Other, net	48.8	42.8
Total regulatory liabilities	$1,878.3	$1,774.6

Balance sheet presentation
Other current liabilities	$5.8	$15.6
Regulatory liabilities	1,872.5	1,759.0
Total regulatory liabilities	$1,878.3	$1,774.6

(1)We defer as a regulatory asset or liability the difference between actual costs associated with the We Power generation units and those included in rates until recovery or refund is authorized in a future rate proceeding.

(2)For the transmission service charge associated with our VLCs, we defer as a regulatory liability the amount by which the actual transmission charge billed to us is less than the minimum billing level set in the VLC tariff until refund is authorized in a future rate proceeding. See Note 22, Regulatory Environment, for more information on the VLC tariff.

09/30/2026 Form 10-Q	12	Wisconsin Electric Power Company

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

The total net book value of OCPP Units 7 and 8 was $595.7 million at September 30, 2026, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and we continue to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2026	December 31, 2025
Commercial paper
Amount outstanding	$68.5	$680.6
Weighted-average interest rate on amounts outstanding	4.09%	3.88%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2026 was $297.7 million with a weighted-average interest rate during the period of 3.88%.

The information in the table below relates to our revolving credit facility used to support our commercial paper borrowing program, including available capacity under this facility:

(in millions)	Maturity	September 30, 2026
Revolving credit facility	August 2030	$800.0

Less:
Letters of credit issued inside credit facility		1.0
Commercial paper outstanding		68.5
Available capacity under existing credit facility		$730.5

09/30/2026 Form 10-Q	13	Wisconsin Electric Power Company

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

In August 2026, we issued an additional $300.0 million of our 5.10% Debentures, due June 15, 2036, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 10—LEASES

During 2026, we and WPS, along with an unaffiliated utility, acquired various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term. The weighted-average remaining lease term for these land leases was 50.1 years at September 30, 2026. Once a solar project achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased.

The right of use assets obtained in exchange for these finance lease liabilities was $38.4 million. Our total obligation under these land-related leases was $39.1 million at September 30, 2026, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to these leases was $38.2 million as of September 30, 2026, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these leases was 6.39%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of September 30, 2026, were as follows:

(in millions)
Three Months Ended December 31, 2026	$—
2027	2.1
2028	2.1
2029	2.1
2030	2.2
2031	2.2
Thereafter	146.6
Total minimum lease payments	157.3
Less: Interest	(118.2)
Present value of minimum lease payments	39.1
Less: Short-term lease liabilities	—
Long-term lease liabilities	$39.1

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2026	December 31, 2025
Materials and supplies	$242.2	$225.2
Natural gas in storage	51.1	44.2
Fossil fuel	45.2	53.3
Total	$338.5	$322.7

Substantially all materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

09/30/2026 Form 10-Q	14	Wisconsin Electric Power Company

NOTE 12—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$296.2		$233.6
United States federal statutory income tax rate	$62.1	21.0%	$49.0	21.0%
State and local income taxes net of federal tax effect (1)	16.2	5.5%	13.4	5.7%
Tax credits
PTCs, net (2)	(11.6)	(3.9)%	(10.8)	(4.6)%
Other	(1.5)	(0.5)%	(1.1)	(0.5)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(8.9)	(3.0)%	(5.8)	(2.5)%
Other	1.4	0.4%	1.8	0.8%
Other adjustments
Federal excess deferred tax amortization (4)	(6.3)	(2.1)%	(6.5)	(2.8)%
Tax repairs (5)	(4.7)	(1.6)%	(4.8)	(2.1)%
Other, net	(2.6)	(0.9)%	1.0	0.5%
Total income tax expense	$44.1	14.9%	$36.2	15.5%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$731.4		$605.1
United States federal statutory income tax rate	$153.4	21.0%	$126.9	21.0%
State and local income taxes net of federal tax effect (1)	38.1	5.2%	34.8	5.8%
Tax credits
PTCs, net (2)	(33.8)	(4.6)%	(31.1)	(5.1)%
Other	(4.2)	(0.6)%	(3.0)	(0.5)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(29.6)	(4.1)%	(13.7)	(2.3)%
Other	4.9	0.7%	4.4	0.7%
Other adjustments
Federal excess deferred tax amortization (4)	(17.3)	(2.4)%	(17.7)	(2.9)%
Tax repairs (5)	(13.0)	(1.8)%	(13.2)	(2.2)%
Other, net	(4.8)	(0.6)%	5.1	0.8%
Total income tax expense	$93.7	12.8%	$92.5	15.3%

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

(5)    Amounts reflect the net benefit related to the flow through of tax repairs in connection with various rate orders.

09/30/2026 Form 10-Q	15	Wisconsin Electric Power Company

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, WEC Energy Group entered into agreements to sell substantially all the PTCs and ITCs we generated in 2025 to third parties. WEC Energy Group has also entered into agreements to sell the majority of PTCs that we expect to generate in 2026 and a portion of the PTCs that we expect to generate in 2027 and 2028 to third parties. We elect to account for tax credits transferred under the scope of Accounting Standards Codification 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

Cash Paid For Income Taxes, Net

The table below is a summary of income taxes paid (received) by jurisdiction:

	Nine Months Ended September 30
(in millions)	2026		2025
Federal	$(20.0)	(1)	$12.0	(2)
State	31.3		14.3
Total income taxes paid, net	$11.3		$26.3

(1)    Amount includes $17.0 million of cash received related to third party sales of both 2026 and 2025 PTCs, and $68.0 million of cash received related to third party sales of 2025 ITCs.

(2)    Amount includes $29.1 million of cash received related to third party sales of both 2025 and 2024 PTCs.

Income taxes paid, net, exceeded five percent of total income taxes paid, net, in the following jurisdiction:

	Nine Months Ended September 30
(in millions)	2026	2025
Wisconsin	$31.3	$14.3

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

09/30/2026 Form 10-Q	16	Wisconsin Electric Power Company

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$1.3	$—	$1.8
FTRs	—	—	6.8	6.8
Total derivative assets	$0.5	$1.3	$6.8	$8.6

Derivative liabilities
Natural gas contracts	$14.9	$1.7	$—	$16.6

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.2	$3.1	$—	$3.3
FTRs	—	—	2.9	2.9
Total derivative assets	$0.2	$3.1	$2.9	$6.2

Derivative liabilities
Natural gas contracts	$5.9	$1.8	$—	$7.7

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Balance at the beginning of the period	$12.3	$9.9	$2.9	$2.9
Purchases	0.2	—	14.9	12.1
Sales	(0.1)	—	(0.2)	—
Settlements	(5.6)	(5.0)	(10.8)	(10.1)
Balance at the end of the period	$6.8	$4.9	$6.8	$4.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$21.1	$30.4	$21.2
Long-term debt, including current portion	5,902.8	5,448.0	4,525.3	4,434.6

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

09/30/2026 Form 10-Q	17	Wisconsin Electric Power Company

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

	September 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$1.8	$16.2	$3.3	$7.4
FTRs	6.8	—	2.9	—
Total current	8.6	16.2	6.2	7.4

Long-term
Natural gas contracts	—	0.4	—	0.3

Total	$8.6	$16.6	$6.2	$7.7

Realized gains and losses on derivatives are primarily recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our fuel and natural gas cost recovery mechanisms. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	15.2 Dth	$(8.4)	14.2 Dth	$(5.7)
FTRs	4.3 MWh	19.2	4.5 MWh	3.0
Total		$10.8		$(2.7)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	51.8 Dth	$(4.4)	51.5 Dth	$0.4
FTRs	12.4 MWh	22.9	13.8 MWh	5.3
Total		$18.5		$5.7

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2026 and December 31, 2025, we had posted cash collateral of $34.6 million and $12.2 million, respectively. These amounts were recorded on our balance sheets in other current assets.

09/30/2026 Form 10-Q	18	Wisconsin Electric Power Company

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$8.6	$16.6		$6.2	$7.7
Gross amount not offset on the balance sheet	(0.8)	(15.3)	(1)	(0.3)	(6.1)	(2)
Net amount	$7.8	$1.3		$5.9	$1.6

(1)    Includes cash collateral posted of $14.5 million.

(2)    Includes cash collateral posted of $5.8 million.

NOTE 15—GUARANTEES

As of September 30, 2026, we had $29.7 million of standby letters of credit issued by financial institutions for the benefit of third parties that have extended credit to us, of which $29.6 million automatically renews each year unless proper termination notice is given and $0.1 million expires in less than one year. These amounts are not reflected on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Service cost	$2.5	$2.5	$7.3	$7.5
Interest cost	11.0	11.4	32.8	34.2
Expected return on plan assets	(14.3)	(14.6)	(42.8)	(44.2)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	4.8	4.0	14.3	12.0
Net periodic benefit cost	$3.9	$3.2	$11.5	$9.4

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Service cost	$1.0	$0.8	$3.0	$2.6
Interest cost	2.5	2.3	7.3	7.0
Expected return on plan assets	(2.8)	(2.7)	(8.4)	(8.1)
Amortization of prior service credit	(0.1)	—	(0.5)	(0.1)
Amortization of net actuarial gain	(0.8)	(0.9)	(2.4)	(2.9)
Net periodic benefit credit	$(0.2)	$(0.5)	$(1.0)	$(1.5)

During the nine months ended September 30, 2026, we made contributions and payments of $2.5 million related to our pension plans and an insignificant amount related to our OPEB plans. During the remainder of 2026, we expect to make contributions and payments of $0.8 million related to our pension plans and $0.2 million related to our OPEB plans, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

During July 2026, we received PSCW approval to transfer $75.0 million in OPEB assets from WG to us in exchange for cash.

We utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of September 30, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $17.0 million and $9.8 million, respectively, for pension costs and regulatory assets of $2.5 million and $1.0 million, respectively, for OPEB costs. In accordance with our PSCW rate orders,

09/30/2026 Form 10-Q	19	Wisconsin Electric Power Company

we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

NOTE 17—INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

At September 30, 2026 and December 31, 2025, we had $138.6 million and $12.4 million, respectively, of other indefinite-lived intangible assets. In July 2026, we along with WPS, entered into an option agreement, and we made a refundable payment of $126.2 million for exclusive rights to purchase our share of certain generation projects to be constructed in Wisconsin. In addition, we have $12.4 million of other indefinite-lived assets largely consisting of spectrum frequencies, which enable us to transmit data and voice communications over a wavelength dedicated to us throughout our service territory.

NOTE 18—SEGMENT INFORMATION

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

At September 30, 2026, we reported two segments, our utility segment and our other segment, which are described below. All of our operations are located within the United States.

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

No significant items were reported in the other segment during the three and nine months ended September 30, 2026 and 2025.

Since our utility segment consists of all revenues and costs used in our performance measure of net income attributable to common shareholder, see our income statements for more information. Other income, net on our income statements includes amounts that are not material for interest income.

09/30/2026 Form 10-Q	20	Wisconsin Electric Power Company

The following table shows additional financial information for our utility segment cost of sales for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Fuel and purchased power	$437.0	$378.4	$1,032.4	$941.0
Cost of natural gas sold	16.5	22.8	223.0	186.1

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

09/30/2026 Form 10-Q	21	Wisconsin Electric Power Company

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Assets
Other current assets (restricted cash)	$4.6	$2.0
Regulatory assets	60.9	67.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.4	9.3
Accounts payable	—	0.1
Accrued interest	0.3	0.1
Long-term debt	62.8	67.4

NOTE 20—COMMITMENTS AND CONTINGENCIES

We have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

We have obligations to distribute and sell electricity and natural gas to our customers and expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2026, were approximately $7.2 billion.

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

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the Clean Air Act. Litigation over the rule has been initiated in the D.C. Circuit Court of Appeals.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In 2023, the EPA issued a final Good Neighbor Rule, which required significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. In June 2024, the rule was stayed by the Supreme Court with respect to the specific applicant states, pending ongoing judicial review.

09/30/2026 Form 10-Q	22	Wisconsin Electric Power Company

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

In February 2025, the State of Wisconsin filed a petition for review of this reclassification in the United States Court of Appeals for the Seventh Circuit and was granted a stay of the reclassification in September 2025, pending the Court's review. The case is being held in abeyance and Southeast Wisconsin is currently under a "moderate" reclassification status pending a further court order. In August 2026, Clean Wisconsin and Sierra Club filed a motion to intervene and defend the final rule reclassifying the nonattainment area from "moderate" to "serious".

A nonattainment status of "serious" could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase emission reduction credits.

Particulate Matter

All counties within our service territory are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the Wisconsin Department of Natural Resources submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. We do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion in the litigation pending in the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The court issued an order in June 2026, denying the EPA's motion. The 2024 PM2.5 Standard therefore remains in effect. Previously, in April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. In July 2026, the Northern District Court of California ordered the EPA to publish final designations for all areas of the country no later than February 6, 2027. The EPA is appealing the

09/30/2026 Form 10-Q	23	Wisconsin Electric Power Company

order while continuing to move forward with completing the designations. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

In September 2026, the EPA issued two actions for addressing the 2024 GHG Power Plant Rule. The EPA issued a final rule repealing carbon capture, storage-based standards, and emission guidelines and a proposed supplemental rule that would repeal all GHG standards for the power sector. The final rule becomes effective on November 16, 2026, and the proposed rule has a comment period ending November 2, 2026. The final rule has already been challenged in court, and the proposed supplemental rule is expected to be challenged if finalized. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDC and underground natural gas storage facilities. However, as part of the Federal Deregulatory Actions discussed above, in September 2025, the EPA released a proposal to amend the GHG Reporting Program to permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission affiliates until 2034. We continue to monitor the status of these deregulatory actions.

WEC Energy Group's capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired nearly 2,100 MWs of fossil-fueled generation since the beginning of 2018. WEC Energy Group expects to retire additional coal-fired generation, including OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information related to our planned power plant retirements. WEC Energy Group has a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. It expects to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing its capital plan. As part of our path toward this goal, we started implementing co-firing with natural gas at the ERGS coal-fired units.

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

09/30/2026 Form 10-Q	24	Wisconsin Electric Power Company

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

09/30/2026 Form 10-Q	25	Wisconsin Electric Power Company

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2026	December 31, 2025
Regulatory assets	$7.8	$7.8
Reserves for future environmental remediation (1)	7.6	7.7

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

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR rule. In April 2026, the EPA published a rule seeking comments on proposed amendments to the 2024 CCR rule. These amendments include (1) changes to the existing self-implementing regulations; (2) new compliance pathways allowing for site-specific flexibility under a state or federal permit; and (3) changes impacting the definition of CCR beneficial use. The EPA stated its intent is to revise the rule based on public feedback, including technical information submittals, and currently plans to publish a new final rule by early 2027. The EPA stated that it intends to address closure issues in a separate proposed rulemaking, which is also expected in 2027. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Nine Months Ended September 30
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$336.4	$334.2
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	261.7	154.4
Liabilities accrued for software licensing agreements	1.1	8.8
Receivable for the transfer of assets to WG	—	2.7

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2.0	$—
Restricted cash included in other current assets	4.6	2.0
Restricted cash included in other long-term assets	0.6	0.6
Cash, cash equivalents, and restricted cash	$7.2	$2.6

09/30/2026 Form 10-Q	26	Wisconsin Electric Power Company

Our restricted cash consisted of cash on deposit in a financial institution that is restricted to satisfy the requirements of a debt agreement at WEPCo Environmental Trust. See Note 19, Variable Interest Entities, for more information.

NOTE 22—REGULATORY ENVIRONMENT

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

Very Large Customer and Bespoke Resources Tariffs

In March 2025, we filed an application with the PSCW requesting approval to implement a VLC tariff and a Bespoke Resources tariff. The PSCW issued a final written order approving the tariffs, with modifications (including to the credit support criteria and collateral provisions), in May 2026. Under these inter-connected tariffs, VLCs (customers with new demand exceeding 100 MWs, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs work in tandem as VLCs are required to sign a service agreement and subscribe to a portion of one or more Bespoke Resources to service their electric load, including renewable generation facilities, battery storage, natural gas generation units, and PPAs. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources tariff will be effective for the depreciable

09/30/2026 Form 10-Q	27	Wisconsin Electric Power Company

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

In June 2026, we, along with two intervenors, filed a petition for rehearing with the PSCW requesting reconsideration and modification to the credit support criteria and collateral provisions in the May 2026 order. The PSCW did not take action on the petition within the allowed 30-day time period so it was deemed denied by operation of law. A VLC had also filed a petition for review of the VLC tariff's credit support and collateral requirements in the Wisconsin Circuit Court, but subsequently withdrew its petition.

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

NOTE 23—OTHER INCOME, NET

Total other income, net was as follows for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
AFUDC-Equity	$38.0	$19.7	$119.1	$49.7
Interest income	1.0	0.3	2.7	2.6
Non-service components of net periodic benefit costs	(5.4)	(4.4)	(16.1)	(13.9)
Other, net	(0.6)	(0.1)	(0.8)	0.2
Other income, net	$33.0	$15.5	$104.9	$38.6

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2026 Form 10-Q	28	Wisconsin Electric Power Company

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

Supporting Economic Growth Within Our Communities

Economic growth continues in our service territory. Companies are investing in major projects, including data centers and modern manufacturing facilities. WEC Energy Group anticipates electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southeastern Wisconsin over the next several years, and we expect up to 3.2 GWs of load growth in the Milwaukee-to-Chicago corridor through 2031. The first phase of the project went into service in April 2026. Additionally, Vantage Data Centers is developing a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2031. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. In May 2026, the PSCW approved new VLC and Bespoke Resources tariffs, which specifically address the unique needs of VLCs while protecting our other customers and shareholders. Subsequent to its approval, Microsoft entered into a service agreement to obtain service under the VLC tariff. See Note 22, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

09/30/2026 Form 10-Q	29	Wisconsin Electric Power Company

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. In August 2026, we entered into an agreement to extend the PPA for the Point Beach nuclear power plant, which will allow us to continue purchasing approximately 1,000 MWs of capacity for an additional 20 years beyond the current agreement. This new agreement is subject to PSCW approval and if approved, will not take effect until the current PPA expires in 2030 for Unit 1 and 2033 for Unit 2. The forecasted demand growth is also addressed in WEC Energy Group's capital plan with a range of planned investments in natural gas-fired generation, renewables, and battery storage. WEC Energy Group plans on investing approximately $9.4 billion from 2027 to 2031 in efficient natural gas-fired generation and related infrastructure, including the following investments to be made by either us or WPS based on specific customer needs:

•3,540 MWs of CTs and reciprocating internal combustion engine natural gas-fueled generation (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site);
•750 MWs of combined cycle gas turbines; and
•200 MWs of combined cycle gas turbine summer upgrades.

WEC Energy Group expects to invest approximately $13.7 billion from 2027 to 2031 in regulated renewable energy in Wisconsin. WEC Energy Group's plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments to be made by either us or WPS based on specific customer needs:

•3,100 MWs of utility-scale solar;
•3,450 MWs of battery storage; and
•600 MWs of wind.

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

As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units. Additionally, WEC Energy Group has retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirement of the Pleasant Prairie power plant. WEC Energy Group expects to retire additional coal-fired generation, including OCPP Units 7 and 8. See Note 6, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

When taken together, the retirements and new investments in natural gas generation and renewables should better balance WEC Energy Group's supply with its demand, while helping to maintain reliable, affordable energy for our customers.

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

•The PSCW approved our request to construct an LNG facility with a storage capacity of two Bcf, which will be located on the OCPP site. In addition, the construction of additional LNG facilities, which would provide another approximately two Bcf of natural gas supply in Wisconsin, has been proposed as part of WEC Energy Group's capital plan, which includes us. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

09/30/2026 Form 10-Q	30	Wisconsin Electric Power Company

•The WEC Energy Group capital plan includes investments in battery energy storage systems, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•We continue to upgrade our electric and natural gas distribution systems to enhance reliability and storm hardening.

WEC Energy Group expects to spend approximately $7.6 billion and $5.2 billion on reliability related to natural gas and electric distribution projects, respectively, from 2027 to 2031, with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our Company and will continue to do so under the WEC Energy Group capital plan. For example, we continue to make progress on our advanced metering infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between us and our customers. This program reduces the manual effort for customer connections and enhances outage management capabilities.

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

09/30/2026 Form 10-Q	31	Wisconsin Electric Power Company

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2026

Earnings

Our earnings for the third quarter of 2026 were $251.8 million, compared with $197.1 million for the same quarter in 2025. See below for information on the $54.7 million increase in earnings.

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

09/30/2026 Form 10-Q	32	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the third quarter of 2026, with the same quarter in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,364.8	$1,201.9	$162.9

Operating expenses
Cost of sales (1)	453.5	401.2	(52.3)
Other operation and maintenance	312.5	271.2	(41.3)
Depreciation and amortization	169.8	160.4	(9.4)
Property and revenue taxes	31.8	29.7	(2.1)
Operating income	397.2	339.4	57.8

Other income, net	33.0	15.5	17.5
Interest expense	134.0	121.3	(12.7)
Income before income taxes	296.2	233.6	62.6

Income tax expense	44.1	36.2	(7.9)
Preferred stock dividend requirements	0.3	0.3	—
Net income attributed to common shareholder	$251.8	$197.1	$54.7

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$102.4	$111.0	$8.6
Transmission (1)	103.8	94.5	(9.3)
Regulatory amortizations and other pass through expenses (2)	61.5	34.6	(26.9)
We Power (3)	30.6	31.9	1.3
Earnings sharing mechanism (4)	14.2	(0.8)	(15.0)
Total other operation and maintenance	$312.5	$271.2	$(41.3)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2026 and 2025, $120.9 million and $103.6 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the third quarter of 2026 and 2025, $28.2 million and $29.0 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

(4)Represents operation and maintenance associated with the earnings mechanism we have in place, both the current year sharing estimate and the amortization of prior year amounts. See Note 24, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

09/30/2026 Form 10-Q	33	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	2,522.7	2,414.4	108.3
Small commercial and industrial	2,457.5	2,404.2	53.3
Large commercial and industrial	2,204.3	1,799.7	404.6
Other	18.5	20.6	(2.1)
Total retail	7,203.0	6,638.9	564.1
Wholesale	150.8	160.4	(9.6)
Resale	1,370.9	1,344.4	26.5
Total sales in MWh	8,724.7	8,143.7	581.0

	Three Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	20.7	20.8	(0.1)
Commercial and industrial	15.6	15.9	(0.3)
Total retail	36.3	36.7	(0.4)
Transportation	47.9	49.2	(1.3)
Total sales in therms	84.2	85.9	(1.7)

	Three Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (90 Normal)	69	68	1.5%
Cooling (530 Normal)	606	574	5.6%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

09/30/2026 Form 10-Q	34	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Electric revenues	$1,315.7	$1,148.5	$167.2
Natural gas revenues	49.1	53.4	(4.3)
Operating revenues	1,364.8	1,201.9	162.9

Operating expenses
Fuel and purchased power	(437.0)	(378.4)	(58.6)
Cost of natural gas sold	(16.5)	(22.8)	6.3
Other operation and maintenance (1)	(199.8)	(197.2)	(2.6)
Depreciation and amortization	(169.8)	(160.4)	(9.4)
Property and revenue taxes	(31.8)	(29.7)	(2.1)
Gross margin (GAAP)	509.9	413.4	96.5

Other operation and maintenance (1)	199.8	197.2	2.6
Depreciation and amortization	169.8	160.4	9.4
Property and revenue taxes	31.8	29.7	2.1
Utility margin (non-GAAP)	$911.3	$800.7	$110.6

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

Gross margin (GAAP) at the utility segment increased $96.5 million during the third quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $110.6 million during the third quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $39.9 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026. See Note 24, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A current return of $38.3 million consisting of carrying costs earned during the construction of certain Bespoke Resources assigned to our VLCs during the third quarter of 2026. See Note 3, Operating Revenues, for more information.

•A $34.3 million net increase in margins related to higher electric sales volumes, including a $17.0 million increase from warmer summer weather. As measured by cooling degree days, the third quarter of 2026 was 5.6% warmer than the same quarter in 2025. In addition, margins related to weather-normalized customer growth increased $17.3 million, driven by the impact of our VLCs.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $9.4 million increase in depreciation and amortization expense;

•A $9.3 million increase in transmission expense; and

•A $7.0 million increase in electric and natural gas distribution expense.

09/30/2026 Form 10-Q	35	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $52.8 million during the third quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $26.9 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $15.0 million increase in expense related to the earnings sharing mechanism we have in place, driven by earnings sharing we recorded during the third quarter of 2026. The earnings sharing mechanism is discussed in the notes under the other operation and maintenance table above.

•A $9.4 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $9.3 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $7.0 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems and an increase in storm costs during the third quarter of 2026, compared with the same quarter in 2025.

These increases were partially offset by an $18.2 million decrease in benefit expenses, driven by various employee compensation plans.

Other Income, Net

Other income, net at the utility segment increased $17.5 million during the third quarter of 2026, compared with the same quarter in 2025, driven by an $18.3 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $12.7 million during the third quarter of 2026, compared with the same quarter in 2025, driven by the impact of our long-term debt issuances in September and December 2025 and in 2026. These increases were partially offset by AFUDC-Debt that was $8.4 million higher quarter-over-quarter due to continued capital investment, in addition to lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense at the utility segment increased $7.9 million during the third quarter of 2026, compared with the same quarter in 2025, driven by higher pre-tax income.

Partially offsetting this increase in income tax expense was:

•A $3.9 million increase in income tax benefits associated with certain tax-related regulatory deferrals;

•A $3.1 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment; and

•A $1.1 million increase in PTCs and ITCs.

See Note 12, Income Taxes, for more information.

09/30/2026 Form 10-Q	36	Wisconsin Electric Power Company

NINE MONTHS ENDED SEPTEMBER 30, 2026

Earnings

Our earnings for the nine months ended September 30, 2026 were $636.8 million, compared to $511.7 million for the same period in 2025. See below for information on the $125.1 million increase in earnings.

Expected 2026 Annual Effective Tax Rate

We expect our 2026 annual effective tax rate to be between 13.0% and 14.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

09/30/2026 Form 10-Q	37	Wisconsin Electric Power Company

Utility Segment Contribution to Net Income Attributed to Common Shareholder

The following table compares our utility segment's contribution to net income attributed to common shareholder for the nine months ended September 30, 2026, with the same period in 2025, including favorable or better, "B", and unfavorable or worse, "W", variances.

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$3,745.4	$3,391.8	$353.6

Operating expenses
Cost of sales (1)	1,255.4	1,127.1	(128.3)
Other operation and maintenance	883.1	773.1	(110.0)
Depreciation and amortization	502.6	467.6	(35.0)
Property and revenue taxes	97.6	90.2	(7.4)
Operating income	1,006.7	933.8	72.9

Other income, net	104.9	38.6	66.3
Interest expense	380.2	367.3	(12.9)
Income before income taxes	731.4	605.1	126.3

Income tax expense	93.7	92.5	(1.2)
Preferred stock dividend requirements	0.9	0.9	—
Net income attributed to common shareholder	$636.8	$511.7	$125.1

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$283.9	$297.2	$13.3
Transmission (1)	308.8	283.4	(25.4)
Regulatory amortizations and other pass through expenses (2)	185.0	98.9	(86.1)
We Power (3)	92.8	97.0	4.2
Earnings sharing mechanism (4)	12.6	(3.4)	(16.0)
Total other operation and maintenance	$883.1	$773.1	$(110.0)

(1)Represents transmission expense that we are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses. As a result, we defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2026 and 2025, $355.4 million and $303.5 million, respectively, of costs were billed to us by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs we recognized. During the nine months ended September 30, 2026 and 2025, $93.2 million and $88.9 million, respectively, of costs were billed to or incurred by us related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

(4)Represents operation and maintenance associated with the earnings mechanism we have in place, both the current year sharing estimate and the amortization of prior year amounts.

09/30/2026 Form 10-Q	38	Wisconsin Electric Power Company

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	6,275.9	6,202.0	73.9
Small commercial and industrial	6,740.8	6,676.7	64.1
Large commercial and industrial	5,734.6	4,962.1	772.5
Other	61.9	68.0	(6.1)
Total retail	18,813.2	17,908.8	904.4
Wholesale	482.5	513.3	(30.8)
Resale	2,779.1	3,672.3	(893.2)
Total sales in MWh	22,074.8	22,094.4	(19.6)

	Nine Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	243.9	259.8	(15.9)
Commercial and industrial	143.9	152.8	(8.9)
Total retail	387.8	412.6	(24.8)
Transportation	187.1	190.7	(3.6)
Total sales in therms	574.9	603.3	(28.4)

	Nine Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (4,184 Normal)	4,028	4,364	(7.7)%
Cooling (709 Normal)	740	750	(1.3)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within our service territory.

09/30/2026 Form 10-Q	39	Wisconsin Electric Power Company

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our utility segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Electric revenues	$3,317.9	$3,011.8	$306.1
Natural gas revenues	427.5	380.0	47.5
Operating revenues	3,745.4	3,391.8	353.6

Operating expenses
Fuel and purchased power	(1,032.4)	(941.0)	(91.4)
Cost of natural gas sold	(223.0)	(186.1)	(36.9)
Other operation and maintenance (1)	(603.1)	(582.9)	(20.2)
Depreciation and amortization	(502.6)	(467.6)	(35.0)
Property and revenue taxes	(97.6)	(90.2)	(7.4)
Gross margin (GAAP)	1,286.7	1,124.0	162.7

Other operation and maintenance (1)	603.1	582.9	20.2
Depreciation and amortization	502.6	467.6	35.0
Property and revenue taxes	97.6	90.2	7.4
Utility margin (non-GAAP)	$2,490.0	$2,264.7	$225.3

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

Gross margin (GAAP) at the utility segment increased $162.7 million during the nine months ended September 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) increased $225.3 million during the nine months ended September 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $129.9 million increase in margins driven by the impact of our rate order approved by the PSCW, effective January 1, 2026.

•A current return of $53.4 million consisting of carrying costs earned during the construction of certain Bespoke Resources assigned to our VLCs during the nine months ended September 30, 2026.

•A $39.0 million net increase in margins related to higher electric retail sales volumes, including a $44.0 million increase from weather-normalized customer growth, driven by the impact of our VLCs. The margin impact from weather-normalized customer growth was partially offset by a $5.0 million decrease from unfavorable weather. As measured by heating degree days, the nine months ended September 30, 2026 were 7.7% warmer than the same period in 2025. As measured by cooling degree days, the nine months ended September 30, 2026 were 1.3% colder than the same period in 2025.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $35.0 million increase in depreciation and amortization expense;

•A $25.4 million increase in transmission expense;

•A $7.4 million increase in property and revenue taxes;

•A $5.1 million increase in electric and natural gas distribution expense; and

•A partially offsetting $8.8 million decrease in other operating and maintenance related to our power plants.

09/30/2026 Form 10-Q	40	Wisconsin Electric Power Company

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the utility segment increased $152.4 million during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other operating expenses were:

•An $86.1 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $35.0 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $25.4 million increase in transmission expense as approved by the PSCW in our rate order, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $16.0 million increase in expense related to the earnings sharing mechanism we have in place, driven by earnings sharing we recorded during the third quarter of 2026. The earnings sharing mechanism is discussed in the notes under the other operation and maintenance table above.

•A $7.4 million increase in property and revenue taxes, driven by higher gross receipt taxes.

•A $5.1 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems and an increase in storm costs during the nine months ended September 30, 2026, compared with the same period in 2025.

These increases were partially offset by:

•A $16.5 million decrease in benefit expenses, driven by various employee compensation plans.

•An $8.8 million decrease in other operating and maintenance related to our power plants during the nine months ended September 30, 2026, compared with the same period in 2025, driven by a reduction in allowed expense for OCPP under escrow accounting, as approved by the PSCW in our rate order.

Other Income, Net

Other income, net at the utility segment increased $66.3 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by a $69.4 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the utility segment increased $12.9 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by the impact of our long-term debt issuances in September and December 2025 and in 2026 and higher average short-term debt balances. These increases were partially offset by AFUDC-Debt that was $31.6 million higher year-over-year due to continued capital investment, in addition to lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense at the utility segment increased $1.2 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by higher pre-tax income.

Offsetting this increase in income tax expense was:

•A $15.9 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $10.2 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

09/30/2026 Form 10-Q	41	Wisconsin Electric Power Company

•A $3.9 million increase in PTCs and ITCs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our business and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$1,324.7	$994.6	$330.1
Investing activities	(2,275.4)	(1,856.2)	(419.2)
Financing activities	955.3	867.2	88.1

Operating Activities

Net cash provided by operating activities increased $330.1 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $361.7 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2026, compared with the same period in 2025. This increase was driven by the impact of our rate order approved by the PSCW, effective January 1, 2026, and the impact of the VLCs.

•A $55.1 million increase in cash from lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2026, our payments were lower due to the timing of payments for accounts payable, partially offset by higher transmission costs.

•A $15.0 million decrease in cash paid for income taxes driven by more cash received from tax credit sales during the nine months ended September 30, 2026, compared with the same period in 2025.

These increases in net cash provided by operating activities were partially offset by:

•A $75.0 million payment for OPEB assets transferred from WG to us, as approved by the PSCW in July 2026.

•A $14.9 million increase in cash paid for property and revenue taxes driven by higher gross receipt taxes during the nine months ended September 30, 2026, compared with the same period in 2025.

•A $10.1 million decrease in cash driven by higher amounts of collateral paid to counterparties during the nine months ended September 30, 2026, compared with the same period in 2025.

Investing Activities

Net cash used in investing activities increased $419.2 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $254.9 million increase in cash paid for capital expenditures, including AFUDC-Debt during the nine months ended September 30, 2026, compared with the same period in 2025, which is discussed in more detail below.

09/30/2026 Form 10-Q	42	Wisconsin Electric Power Company

•A $126.2 million refundable payment for exclusive rights to purchase certain generation projects during the nine months ended September 30, 2026. See Note 17, Intangible Assets, for more information.

•Proceeds of $33.1 million received for the reimbursement of ATC's transmission infrastructure upgrades during the nine months ended September 30, 2025. There were no proceeds received for the reimbursement of ATC's transmission infrastructure upgrades during the same period in 2026.

•A $5.0 million increase in cash paid for transmission infrastructure upgrades during the nine months ended September 30, 2026, compared with the same period in 2025, which are reimbursable by ATC.

Capital Expenditures

Capital expenditures, including AFUDC-Debt, for the nine months ended September 30 were as follows:

(in millions)	2026	2025	Change in 2026 Over 2025
Capital expenditures	$2,164.7	$1,909.8	$254.9

The increase in cash paid for capital expenditures during the nine months ended September 30, 2026, compared with the same period in 2025, was driven by higher payments for CTs, LNG, electric distribution, and natural gas distribution. These increases in capital expenditures were partially offset by lower payments for renewable energy projects.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities increased $88.1 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•An $891.5 million increase in cash due to the issuance of more long-term debt during the nine months ended September 30, 2026, compared with same period in 2025.

•A $250.0 million increase in cash due to lower retirements of long-term debt during the nine months ended September 30, 2026, compared with the same period in 2025.

These increases in cash were partially offset by:

•A $469.2 million decrease in cash due to higher net repayments of commercial paper during the nine months ended September 30, 2026, compared with the same period in 2025.

•A $400.0 million decrease in cash due to lower equity contributions received from our parent during the nine months ended September 30, 2026, compared with the same period in 2025, to balance our capital structure.

•A $165.0 million decrease in cash due to higher dividends paid to our parent during the nine months ended September 30, 2026, compared with the same period in 2025, to balance our capital structure.

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

09/30/2026 Form 10-Q	43	Wisconsin Electric Power Company

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

(in millions)	Non-VLC/Bespoke Resources	VLC/Bespoke Resources	Total
2026	$1,455.5	$2,057.0	$3,512.5	(1)
2027	1,751.7	4,300.0	6,051.7
2028	1,729.0	5,025.0	6,754.0
Total	$4,936.2	$11,382.0	$16,318.2

(1)This includes actual capital expenditures incurred through September 30, 2026, as well as estimated capital expenditures for the remainder of the year.

WEC Energy Group is committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, we continue to upgrade our electric and natural gas distribution systems to enhance reliability. Below are the anticipated investment amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

(in millions)	2026 (1)	2027	2028
Generation:
Solar	$796.2	$1,900.1	$1,583.9
Wind	92.9	150.8	263.9
Battery	427.3	551.5	895.1
Thermal	844.0	1,900.9	2,629.9
Other	215.7	461.1	516.0
LNG	188.6	72.6	15.6
Distribution:
Electric distribution	716.4	694.4	647.2
Gas distribution	231.4	320.3	202.4
Total	$3,512.5	$6,051.7	$6,754.0

(1)This includes actual capital expenditures incurred through September 30, 2026, as well as estimated capital expenditures for the remainder of the year.

The DOC set duties on solar panels and cells imported from four southeast Asian countries as well as from Laos, Indonesia, and India, and began an investigation into cells from Ethiopia. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The expected costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources — Regulatory, Legislative, and Legal Matters — Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

09/30/2026 Form 10-Q	44	Wisconsin Electric Power Company

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2026.

Common Stock Dividends

During the nine months ended September 30, 2026, we paid common stock dividends of $405.0 million to the sole holder of our common stock, WEC Energy Group. This dividend was $165.0 million higher than the same period in 2025, due to the rebalancing of our capital structure.

Other Significant Cash Requirements

See Note 20, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including letters of credit that primarily support our commodity contracts. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, Note 15, Guarantees, and Note 19, Variable Interest Entities.

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

Although not the case as of September 30, 2026, our current liabilities sometimes exceed our current assets. If this occurs, we do not expect that it would have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving

09/30/2026 Form 10-Q	45	Wisconsin Electric Power Company

credit facility, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt, for more information about our credit facility, commercial paper, and debt securities.

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

Debt Covenants

Our credit facility contains financial covenants that we must satisfy, including a debt to capitalization ratio. At September 30, 2026, we were in compliance with all such covenants. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If we had a sub-investment grade credit rating at September 30, 2026, we could have been required to post $109 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

Regulatory, Legislative, and Legal Matters

Very Large Customer and Bespoke Resources Collateral Requirements

We have incurred significant costs to construct generation, transmission and distribution assets that will be used to provide energy and capacity to Oracle America Cloud Services LLC ("OACS"), which will be taking service under the approved VLC and Bespoke Resources tariffs. Following a credit rating downgrade of OACS’s parent, our contracts required additional collateral to secure our credit exposure. OACS and its parent have provided the collateral required in conjunction with the credit rating downgrade. The

09/30/2026 Form 10-Q	46	Wisconsin Electric Power Company

amount of collateral required will increase as additional project costs are incurred, and we fully expect OACS and its parent to provide the additional required amounts. See Note 22, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

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

In 2025, and again in July 2026, the Department of Homeland Security expanded the UFLPA Entity List to include additional Chinese businesses across various industries, including several solar supply chain providers. We continue to work with our contractors and developers to avoid doing business with these companies and remain in compliance with the UFLPA.

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

In September 2026 the DOC set AD/CVD duties on imports of solar cells and panels from India, Indonesia and Laos based on findings that producers in those countries are benefiting from illegal subsidies and selling solar products below cost in the United States. The USITC is expected to make a final determination this fall. If the USITC votes affirmatively, final rates will then be issued and take effect. Further, the DOC recently began an investigation into solar panels from Ethiopia and a petition was filed requesting investigation into solar panels from South Korea, both based on similar claims that solar panels from those countries are being made with Chinese-made components in violation of AD/CVD laws.

As a result of the duties that have been imposed to date, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects; however, we are continuing to monitor the tariffs and investigations for any additional potential impact on our solar projects.

Bulk-Power System Executive Order

On August 26, 2026, President Trump issued Executive Order 14421, declaring a national emergency to protect the United States bulk-power system from security threats associated with foreign-supplied electric equipment and technology. The order authorizes the United States Secretary of Energy to restrict, evaluate, and mitigate transactions involving the installation of foreign-sourced bulk-power system components that pose certain security threats initiated after the order and to establish a framework for identifying and monitoring the same foreign-sourced components already in the domestic power infrastructure prior to this order. This order covers facilities and control systems necessary for operating an interconnected transmission network and electric generation facilities but excludes local distribution. The Executive Order requires the United States Department of Energy to publish rules or regulations implementing this order no later than 120 days from August 26, 2026, or December 24, 2026. We are currently evaluating the potential operational and financial implications of this order.

09/30/2026 Form 10-Q	47	Wisconsin Electric Power Company

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

Under the IRA transferability option, WEC Energy Group entered into agreements to sell the majority of the PTCs that we expect to generate in 2026 and a portion of the PTCs that we expect to generate in 2027 and 2028 to third parties. See Note 12, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects began by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that began construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements, as defined through proposed guidance by the United States Treasury Department in February 2026. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. However, in June 2026, a federal court vacated the revised beginning-of-construction safe harbor rules and remanded the issue back to the IRS for reconsideration. Therefore, uncertainty remains. We will continue to monitor additional information as it becomes available. WEC Energy Group's capital plan for 2027 through 2031 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

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

09/30/2026 Form 10-Q	48	Wisconsin Electric Power Company

Capital Resources – Market Risks and Other Significant Risks in our 2025 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope, duration and impact of the United States and foreign trade policies. In certain cases, both the United States and foreign trade policy changes have resulted in increased cost of materials and disrupted supply chains, which may impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute on our projects included in WEC Energy Group's capital plan. In addition, these changes, including their potential impact on economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

We have received refunds of certain tariffs paid in connection with our capital projects and continue to pursue additional refunds, including requiring our contractors and vendors to seek refunds, as applicable, of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

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

09/30/2026 Form 10-Q	49	Wisconsin Electric Power Company

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2025 Annual Report on Form 10-K. See Note 20, Commitments and Contingencies, and Note 22, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us.

In addition to those legal proceedings discussed in Note 20, Commitments and Contingencies, and Note 22, Regulatory Environment, we currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2025 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2026 Form 10-Q	50	Wisconsin Electric Power Company

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to Wisconsin Electric Power Company (File No. 001-01245). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference. A double asterisk (**) indicates that portions of the exhibit have been redacted because such portions are not material and are private or confidential.

Number	Exhibit
10	Material Contracts

	10.1**	Point Beach PPA between Nextera Energy Point Beach, LLC and WE, dated as of August 14, 2026.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2026 Form 10-Q	51	Wisconsin Electric Power Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WISCONSIN ELECTRIC POWER COMPANY
(Registrant)

/s/ CAROLINE M. GARCIA
Date:	October 30, 2026	Caroline M. Garcia
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2026 Form 10-Q	52	Wisconsin Electric Power Company